Form 10-Q
period 1995-03-31
HILLS BANCORPORATION
filed 1995-05-10
CIK 732417

FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
           (As last amended in Rel. No. 34-26589, eff. 4/12/93.)

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
                                (Mark One)

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended   March 31, 1995


                                    OR

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number  0-12668


                            Hills Bancorporation
          (Exact name of registrant as specified in its charter)

            Iowa                                        42-1208067
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)                        Number)

131 Main Street, Hills, Iowa                                 52235
(Address of principal executive offices)                   (Zip code)

(319) 679-2291
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                     SHARES OUTSTANDING
                                                   CLASS AT APRIL 30, 1995

Common Stock, no par value                                   487,773

                           HILLS BANCORPORATION
                            Index to Form 10-Q

                                  Part I
                           FINANCIAL INFORMATION


                                                                     Page
                                                                    Number

Item 1.  Financial Statements

           Consolidated balance sheets, March 31, 1995 (unaudited)
             and December 31, 1994
           Consolidated statements of income, (unaudited) for three
             months ended March 31, 1995 and 1994
           Consolidated statement of stockholders' equity,
             (unaudited) for three months ended March 31, 1995
             and 1994
           Consolidated statements of cash flows (unaudited) for
             three months ended March 31, 1995 and 1994
           Note to consolidated financial statements

Item 2.  Management's discussion and analysis of financial condition and results of operations


                                  Part II
                             OTHER INFORMATION

Item 1.  Legal proceedings

Item 2.  Changes in securities

Item 3.  Defaults upon senior securities

Item 4.  Submission of matters to vote of security holders

Item 5.  Other information

Item 6.  Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                           HILLS BANCORPORATION
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                                   March 31,
                                                     1995    December 31,
ASSETS                                             Unaudited    1994*

Cash and due from banks                             $  9,804   $ 10,805
Investment securities:
  Available for sale (amortized cost March 31,
    1995 $94,303; December 31, 1994 $94,914)          91,977     90,795
  Held to maturity (fair value March 31, 1995
    $19,450; December 31, 1994 $19,561)               19,459     19,255
Federal funds sold                                       788      7,500
Loans, net                                           307,204    300,821
Property and equipment, net                            6,527      6,350
Accrued interest receivable                            4,173      3,776
Deferred income taxes, net                             2,271      2,935
Other assets                                           2,687      2,675
                                                    $444,890   $444,912

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits                        $ 36,350   $ 35,470
Interest-bearing deposits                            328,439    337,368
  Total deposits                                    $364,789   $372,838
Federal funds purchased and securities
  sold under agreements to repurchase                  8,541      7,043
Federal Home Loan Bank notes                          25,758     20,758
Accrued interest payable                               1,519      1,548
Other liabilities                                      1,548      1,068
                                                    $402,155   $403,255

REDEEMABLE COMMON STOCK HELD BY
  EMPLOYEE STOCK OWNERSHIP PLAN
  (ESOP)                                            $  5,265   $  5,210

STOCKHOLDERS' EQUITY
Capital stock, common, no par value; authorized
  2,000,000 shares; issued 487,773 shares           $  8,915   $  8,915
Retained earnings                                     35,285     35,336
Unrealized gains (losses) on debt securities, net     (1,465)    (2,594)
                                                    $ 42,735   $ 41,657
Less, maximum cash obligation related to ESOP
  shares                                               5,265      5,210
                                                    $ 37,470   $ 36,447
                                                    $444,890   $444,912

* Derived from audited financial statements. See Note to Consolidated Financial Statements.

                           HILLS BANCORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                Three Months Ended March 31, 1995 and 1994
                   (In Thousands, Except Per Share Data)

                                                      1995       1994
Interest income:
  Interest and fees on loans                        $  6,411   $  5,455
  Interest on investment securities
    Taxable                                            1,194      1,291
    Non taxable                                          261        267
  Interest on federal funds sold                          40         48
    Total interest income                           $  7,906   $  7,061

Interest expense:
  Interest on deposits                              $  3,669   $  3,328
  Interest on securities sold under
    agreements to repurchase                              92         34
  Interest on FHLB notes                                 366        245
  Interest portion of Employee Stock
    Ownership Plan contribution                          - -          2
  Total interest expense                            $  4,127   $  3,609
    Net interest income                             $  3,779   $  3,452

Provision for loan losses                                180        180
    Net interest income after
      provision for loan losses                     $  3,599   $  3,272

Other income:
  Loan origination fees                             $     19   $    174
  Trust fees                                             151        179
  Deposit account charges and fees                       373        349
  Other fees and charges                                 250        232
                                                    $    793   $    934

Other expenses:
  Salaries and employee benefits                    $  1,340   $  1,299
  Occupancy                                              190        175
  Furniture and equipment                                253        234
  F.D.I.C. insurance                                     209        198
  Office supplies and postage                            177        152
  Other                                                  541        541
                                                    $  2,710   $  2,599
    Income before income taxes                      $  1,682   $  1,607
Federal and state income taxes                      $    465   $    436
    Net income                                      $  1,217   $  1,171

Per common share:
  Net income                                        $   2.48   $   2.40
  Dividend, January                                     2.60       2.41
  Weighted average of common outstanding
    stock                                            490,799    488,691

See Note to Consolidated Financial Statements

                           HILLS BANCORPORATION
         UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Three Months Ended March 31, 1995 and 1994
                              (In Thousands)


                                                                Total

Balance, January 1, 1995                                       $ 36,447
  Net income                                                      1,217
  Change related to ESOP shares                                     (55)
  Cash dividends ($2.60 per share)                               (1,268)
  Unrealized gains (losses) on debt securities, net               1,129
Balance, March 31, 1995                                        $ 37,470

Balance, January 1, 1994                                       $ 35,943
  Net income                                                      1,171
  Payment on debt of ESOP                                           131
  Change related to ESOP shares                                      32
  Cash dividends ($2.40 per share)                               (1,170)
  Unrealized gains (losses) on debt securities, net              (1,096)
Balance, March 31, 1994                                        $ 35,011

See Note to Consolidated Financial Statements.

                           HILLS BANCORPORATION
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three Months Ended March 31, 1995 and 1994
                              (In Thousands)

                                                      1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $  1,217   $  1,171
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                         202        178
    Provision for loan losses                            180        180
    (Increase) in accrued interest receivable           (397)       (48)
    Amortization of bond discount                        138        223
    (Increase) in other assets                           (12)      (192)
    Increase in accrued interest and other
      liabilities                                        451        516
      Net cash provided by operating activities     $  1,779   $  2,028

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment securities:
    Available for sale                              $  4,000   $  9,000
    Held to maturity                                     330        615
  Purchase of investment securities:
    Available for sale                                (3,510)    (8,084)
    Held to maturity                                    (551)      (738)
  Federal funds sold, net                              6,712        533
  Loans made to customers, net of collections         (6,563)    (2,944)
  Purchases of property and equipment                   (379)       (26)
    Net cash provided by (used in)
      investing activities                          $     39   $ (1,644)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                          $ (8,049)  $    (30)
  Net increase (decrease) in federal funds
    purchased and securities sold under
    agreements to repurchase                           1,498        (29)
  Borrowings from FHLB                                 5,000        - -
  Dividends paid                                      (1,268)    (1,170)
    Net cash (used in) financing activities         $ (2,819)  $ (1,229)
    (Decrease) increase in cash and due from banks  $ (1,001)  $   (845)

CASH AND DUE FROM BANKS
  Beginning                                           10,805     10,107
  Ending                                            $  9,804   $  9,262

SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Interest paid to depositors and others          $ 3,698    $  3,393
    Interest paid on other obligations                  458         281
  Non-cash financing transactions:
    Increase in stockholders' equity related
      to ESOP debt                                      - -         132
    Increase in maximum cash obligation related
      to ESOP shares                                    (55)        (32)
    Net unrealized gains (losses) on debt
      securities                                      1,129      (1,096)

See Note to Consolidated Financial Statements.

                           HILLS BANCORPORATION
                 NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


Note 1. Interim Financial Statements

        Interim consolidated financial statements have not been examined by independent public accountants, but include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for these periods. The results of operation for the interim periods are not necessarily indicative of the results for a full year.

        For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from demand deposits, NOW accounts, savings accounts, and federal funds purchased and sold are reported net since their original maturities are less than three months. Cash flows from loans and time deposits are presented as net increases or decreases.


                              PART I, ITEM 2.
                           HILLS BANCORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF THE FINANCIAL CONDITION AND RESULTS OF OPERATION


The consolidated balance sheet of Hills Bancorporation as of March 31, 1995 reflects total assets of $444,890,000 which is a slight decrease of $22,000 from December 31, 1994. Net loans are $307,204,000 which represents an increase of $6,383,000 from December 31, 1994. Compared to one year ago, total assets have increased from $416,404,000 to $444,890,000 for an increase of $28,486,000. Also during this time, net loans increased $41,464,000 to $307,204,000 as of March 31, 1995. These
loan increases were primarily single family residential loans in the Iowa City and Coralville area. By March 31, 1995, the U.S. Government bond interest rates, after increasing during 1994, have decreased back to yields effective in December, 1994. The changes in rates have a direct effect on secondary market financing and also on other income for the Bank in terms of loan origination fees. At this time, loan demand for in-house real estate loans appears to be strong and the funding of these loans will come from deposit growth and/or FHLB advances.

On the liability side of the bank, deposits (when federal funds purchased and securities sold under agreements to repurchase are included) as of March 31, 1995 totaled $373,330,000, a decrease of $6,551,000 for the first three months. March 31, 1995 deposits, including repos, have grown $15,414,000 from March 31, 1994. Also during the last twelve months, borrowings from the FHLB has increased from $15,790,000 to $25,758,000. Asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January of 1995, Hills Bancorporation paid a dividend of $2.60 per share. The dividend of $2.60 per share represents an 8.33% increase from the $2.40 paid in January, 1994. The total dividend of $1,268,000 is deducted from stockholders' equity and is reflected in the resulting stockholders' equity as of March 31, 1995 of $37,470,000. Stockholders' equity at March 31, 1995 and December 31, 1994 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes. Prior to December 31, 1993 all debt securities were carried at amortized cost. Effective December 31, 1993, the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and classified investments as held to maturity or available for sale. Investment securities held to maturity are those for which the Company has the ability and intent to hold to maturity. Securities meeting such criteria at the date of purchase and as of the balance sheet date are carried at cost, adjusted for amortization of premiums and discounts. Gains and losses on sales of investment securities are based upon the adjusted book value of the specific securities sold.

Debt securities available for sale are accounted for at fair value and the unrealized holding gains or losses are presented as a separate component of stockholders' equity, net of their deferred income tax effect. The unrealized holding gains net of deferred income taxes, of the debt securities available for sale as of December 31, 1994, is presented as an adjustment of the separate component of stockholders' equity. At
March 31, 1995, due to the change in government interest rates, the gross unrealized loss decreased to $2,326,000 from $4,119,000 at December 31, 1994. After the adjustment for deferred income taxes, the net effect on stockholders' equity was a $1,129,000 increase. The change in interest rates is represented by an example of a U.S. Government bond with a two-year maturity and a yield of 7.55% in December, 1994 and at the end of March the yield available was 6.65%.

The total stockholders' equity of Hills Bancorporation before the reduction for the ESOP shares as a percent of total assets is 9.60%. Under risk-based capital rules, total capital is 00.00% of risk-adjusted assets, compared to the current 8% requirement.

The consolidated net income for the three months ended March 31, 1995 was $1,217,000 compared to $1,171,000 for the same period ended March 31, 1994. This is an increase of $46,000 representing an earnings per share for the three months of $2.48 compared to $2.40 for the same three months in 1994. Net interest income is up by $327,000 over the prior three months one year ago and is reflective primarily of volume increases in terms of total number of assets while the interest rate margin, which is the difference between what the bank earns on investments and loans and pays on interest-bearing deposits is up slightly from one year ago. Total average earning assets were up over $25.7 million for the first quarter of 1995 compared to the same period in 1994. The provisions for loan losses are the same for both quarters presented and is reflective of management's overall opinion of the loan portfolio at this time, the growth of the loan portfolio, and the level of the reserve as of March 31, 1995.

Other income of the bank was $793,000 compared to $934,000 for the three months ended March 31, 1995 and 1994, respectively. Loan origination fees amounted to $19,000 for the three month period ended March 31, 1995 and $174,000 for the three months ended March 31, 1994. As already discussed, due to raising interest rates, loan origination fees are not expected to continue at the prior year's pace and the Bank will see a drop for the year in loan origination fees. The Trust Department fees were $373,000 and $349,000 for the three months ending March 31, 1995 and 1994, respectively and represents primarily an increase in accounts under management.

Other expenses have increased from $2,599,000 for the three months ended March 31, 1994 to $2,710,000 for the period ended March 31, 1995. Of this increase of $111,000, $11,000 is from increases in F.D.I.C. insurance and salary and employee benefits have increased compared to one year ago by $41,000. This is a combination of salary increases and the number of full-time equivalent employees increasing from March 31, 1994 to March 31, 1995 by ten employees. Occupancy and furniture and equipment expenses are up $34,000 for the three months ending March 31, 1995 compared to one year ago. This increase is primarily in property taxes, rent, and repairs and maintenance on buildings. Federal and state income taxes for 1995 are more than in 1994, primarily the result of increased income before taxes.


The Bank's principal sources of funds continues to be prepayment of loan principal and current amortized loan payments. In addition, funds are provided from current operations. All of the funds are used to fulfill loan commitments, make short-term investments, and fund any deposit withdrawals needed. The Company has no material commitments or plans which will affect its liquidity or capital resources. The acquisition of property and equipment may be in cash purchases, or they may be financed if favorable terms are available.

                           HILLS BANCORPORATION
                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        There are no material pending legal proceedings.

Item 2. Changes in Securities

        There were no changes in securities.

Item 3. Defaults upon Senior Securities

        Hills Bancorporation has no senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

        There have been no matters submitted to a vote of security holders during the quarter ended March 31, 1995.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit
            See exhibit II - Statement Re Computation of Earnings Per
            Common Share

        (b) Reports on Form 8-K
            No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                         HILLS BANCORPORATION
                                         (Registrant)



                                         /s/ Dwight O. Seegmiller
Date  05/09/95                           Dwight O. Seegmiller, President

                                         (Duly authorized officer of the
                                         registrant)


                                         /s/ James G. Pratt
                                         James G. Pratt, Treasurer
                                         (Principal Financial Officer)