Form 10-Q
period 1995-06-30
HILLS BANCORPORATION
filed 1995-08-10
CIK 732417

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

For the quarterly period ended  June 30, 1995
                                    OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                        SHARES OUTSTANDING
CLASS                                                   AT JULY 31, 1995

Common Stock, no par value                                     487,622

                           HILLS BANCORPORATION
                            Index to Form 10-Q

                                  Part I
                           FINANCIAL INFORMATION


                                                                    Page
                                                                   Number

Item 1.   Financial Statements

          Consolidated balance sheets, June 30, 1995 (unaudited)
            and December 31, 1994                                       3
          Consolidated statements of income, (unaudited) for three
            and six months ended June 30, 1995 and 1994                 4
          Consolidated statement of stockholders' equity,
            (unaudited) for three and six months ended
            June 30, 1995 and 1994                                      5
          Consolidated statements of cash flows (unaudited) for
            three and six months ended June 30, 1995 and 1994           6
          Note to consolidated financial statements                     7

Item 2.   Management's discussion and analysis of financial
            condition and results of operations                       8-9


                                  Part II
                             OTHER INFORMATION

Item 1.   Legal proceedings                                            10

Item 2.   Changes in securities                                        10

Item 3.   Defaults upon senior securities                              10

Item 4.   Submission of matters to vote of security holders            10

Item 5.   Other information                                            10

Item 6.   Exhibits and reports on Form 8-K                             10

COMPUTATION OF EARNINGS PER SHARE                                      11

SIGNATURES                                                             12

                           HILLS BANCORPORATION
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)



                                                    June 30,
                                                     1995    December 31,
                                                   Unaudited    1994*
ASSETS
Cash and due from banks                             $ 10,849   $ 10,805
Investment securities:
  Available for sale (amortized cost
    June 30, 1995 $96,007; December 31,
    1994 $94,914)                                     95,554     90,795
  Held to maturity (fair value
    June 30, 1995 $18,784;
    December 31, 1994 $19,561)                        18,578     19,255
Federal funds sold                                     5,625      7,500
Loans, net                                           315,988    300,821
Property and equipment, net                            6,563      6,350
Accrued interest receivable                            4,153      3,776
Deferred income taxes, net                             1,578      2,935
Other assets                                           2,769      2,675
                                                    $461,657   $444,912

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits                        $ 34,843   $ 35,470
Interest-bearing deposits                            334,189    337,368
          Total deposits                            $369,032   $372,838
Federal funds purchased and securities
  sold under agreements to repurchase                  8,819      7,043
Federal Home Loan Bank notes                          35,758     20,758
Accrued interest payable                               1,682      1,548
Other liabilities                                      1,285      1,068
                                                    $416,576   $403,255

REDEEMABLE COMMON STOCK HELD BY
  EMPLOYEE STOCK OWNERSHIP PLAN
  (ESOP)                                            $  5,326   $  5,210

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
  authorized 2,000,000 shares;
  issued 487,773 shares                             $  8,915   $  8,915
Retained earnings                                     36,451     35,336
Unrealized gains (losses) on debt securities, net       (285)    (2,594)
                                                    $ 45,081   $ 41,657
Less, maximum cash obligation related to ESOP
  shares                                               5,326      5,210
                                                    $ 39,755   $ 36,447
                                                    $461,657   $444,912

* Derived from audited financial statements.

See Notes to Financial Statements.

                           HILLS BANCORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             Three and Six Months Ended June 30, 1995 and 1994
                   (In Thousands, Except Per Share Data)


                              Three Months Ended     Six Months Ended
                                   June 30,              June 30,
                                1995       1994       1995       1994
Interest Income:
  Interest and fees on loans  $  6,848   $  5,600   $ 13,259   $ 11,055
  Interest on investment
    securities:
    Taxable                      1,210      1,289      2,404      2,580
    Non-taxable                    260        263        521        530
  Other interest income             63         50        103         98
  Total interest income       $  8,381   $  7,202   $ 16,287   $ 14,263

Interest Expense:
  Interest on deposits        $  4,061   $  3,345   $  7,730   $  6,673
  Interest on securities
    sold under agreements
    to repurchase                   76         32        168         66
  Interest on FHLB borrowings      468        247        834        492
  Interest portion of
    Employee Stock
    Ownership Plan
    contribution                   - -          1        - -          3
          Total interest
            expense           $  4,605   $  3,625   $  8,732   $  7,234
          Net interest
            income            $  3,776   $  3,577   $  7,555   $  7,029

Provision for loan losses          180        180        360        360

          Net interest income
            after provision
            for loan losses   $  3,596   $  3,397   $  7,195   $  6,669

Other Income:
  Real estate origination
    fees                      $     57   $    106   $     76   $    280
  Trust department fees            177        139        328        318
  Deposit account charges
    and fees                       410        372        783        721
  Other fees and charges           224        190        474        422
                              $    868   $    807   $  1,661   $  1,741
Other Expenses:
  Salaries and employee
    benefits                  $  1,369   $  1,298   $  2,709   $  2,597
  Occupancy expenses               186        168        376        343
  Furniture and equipment          271        252        524        486
  F.D.I.C. insurance               203        194        412        392
  Office supplies and
    postage                        167        151        344        303
  Other operating                  655        658      1,196      1,199
                              $  2,851   $  2,721   $  5,561   $  5,320

  Income before income taxes  $  1,613   $  1,483   $  3,295   $  3,090

Federal and state income
  taxes                            447        380        912        816
          Net Income          $  1,166   $  1,103   $  2,383   $  2,274

Per common share:
  Net income                  $   2.38   $   2.25   $   4.86   $   4.65
  Dividend, January                - -        - -       2.60       2.40
  Weighted average
    of common outstanding
      stock                    490,799    488,967    490,799    489,243

See Notes to Financial Statements

                           HILLS BANCORPORATION
         UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Six Months Ended June 30, 1995 and 1994
                              (In Thousands)


                                                                Total

Balance, January 1, 1995                                       $ 36,447
  Net income                                                      2,383
  Change related to ESOP shares                                    (116)
  Cash dividends ($2.60 per share)                               (1,268)
  Unrealized gains (losses) on debt securities, net               2,309
Balance, June 30, 1995                                         $ 39,755

Balance, January 1, 1994                                       $ 35,943
  Net income                                                      2,274
  Payment on debt of ESOP                                           131
  Change related to ESOP shares                                    (508)
  Cash dividends ($2.40 per share)                               (1,170)
  Unrealized gains (losses) on debt securities, net              (1,787)
Balance, June 30, 1994                                         $ 34,883

See Notes to Financial Statements.

                           HILLS BANCORPORATION
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended June 30, 1995 and 1994
                              (In Thousands)

                                                      1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $  2,383   $  2,274
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                         405        357
    Provision for loan losses                            360        360
    (Increase) decrease in accrued interest
      receivable                                        (377)       113
    Amortization of bond discount                        257        428
    (Increase) in other assets                           (94)      (397)
    Increase in accrued interest and other
      liabilities                                        351        287
          Net cash provided by operating
            activities                              $  3,285   $  3,422

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment
    securities:
    Available for sale                              $  8,000   $ 16,000
    Held to maturity                                   2,127      1,542
  Purchase of investment securities Available
    for sale                                          (9,319)   (14,044)
    Held to maturity                                  (1,481)    (1,404)
  Federal funds sold, net                              1,875      2,296
  Loans made to customers, net of collections        (15,527)   (11,421)
  Purchases of property and equipment                   (618)      (213)
          Net cash (used in) investing
            activities                              $(14,943)  $ (7,244)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits               $ (3,806)  $  5,071
  Net increase (decrease) in securities sold
    under agreements to repurchase                     1,776        (67)
  Borrowings from FHLB                                15,000      - - -
  Dividends paid                                      (1,268)    (1,170)
          Net cash provided by financing
            activities                              $ 11,702   $  3,834
          Increase in cash and due from banks       $     44   $     12

CASH AND DUE FROM BANKS
  Beginning                                           10,805     10,107
  Ending                                            $ 10,849   $ 10,119

SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Interest paid to depositors and others          $  7,596   $  6,684
    Interest paid on other obligations                 1,002        561
    Income taxes                                       1,019      1,023
  Non-cash financing transactions:
    Increase in maximum cash obligation related
      to ESOP shares                                     116        508
    Increase in stockholders' equity related
      to ESOP debt                                       - -        132
    Net unrealized gains (losses) on debt
      securities                                       2,309     (1,787)

See Notes to Financial Statements.

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


Note 2.   Loans

          SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," was adopted January 1, 1995. Under this statement, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as provision for loan losses. Adopting this standard resulted in no increase to either the allowance for loan losses or the provision for loan losses.

                              PART I, ITEM 2.
                           HILLS BANCORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF THE FINANCIAL CONDITION AND RESULTS OF OPERATION




The consolidated balance sheet of Hills Bancorporation as of June 30, 1995 reflects total assets of $461,657,000 which is an increase of $16,745,000 from December 31, 1994. Net loans are $315,988,000 which represents an increase of $15,167,000 from December 31, 1994. Compared to one year ago, total assets have increased from $421,650,000 to $461,657,000 for an increase of $40,007,000. Also during this time, net loans increased $41,951,000 to $315,988,000 as of June 30, 1995. These loan increases were primarily single family residential loans in the Iowa City and Coralville area. By June 30, 1995, the U.S. Government bond interest rates, after increasing during 1994, have decreased back to yields similar to mid-1994. Due to these falling interest rates on investment securities, the unrealized loss on investment securities that was $4,119,000 at December 31, 1994 has been reduced to an unrealized loss of $453,000 at June 30, 1995. This also had the effect of increasing stockholders' equity by $2,309,000 from December 31, 1994 to June 30, 1995. The changes in interest rates have a direct effect on secondary market financing and also on other income for the Bank in terms of loan origination fees. As of July, 1995, loan demand for in-house real estate loans appears to be strong and the funding of these loans will come from deposit growth and/or FHLB advances.

Deposits (when federal funds purchased and securities sold under agreements to repurchase are included) as of June 30, 1995 totaled $377,851,000, a decrease of $3,806,000 for the first six months. June 30, 1995 deposits, including repos, have grown $14,872,000 from June 30, 1994. Also during the last twelve months, borrowings from the FHLB have increased from $15,790,000 to $35,758,000. Asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January 1995, Hills Bancorporation paid a dividend of $2.60 per share, an 8.33% increase from the $2.40 paid in January 1994. The total dividend of $1,268,000 is deducted from stockholders' equity and is reflected in the resulting stockholders' equity as of June 30, 1995 of $39,755,000. Stockholders' equity at June 30, 1995 and December 31, 1994 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes.

The total stockholders' equity of Hills Bancorporation before the reduction for the ESOP shares as a percent of total assets is 9.77%. Under risk-based capital rules, total capital is 14.8% of risk-adjusted assets, compared to the current 8% requirement.

The consolidated net income for the three months ended June 30, 1995 was $1,166,000 compared to $1,103,000 for the same period ended June 30, 1994. This is an increase of $63,000 representing an earnings per share for the three months of $2.38 compared to $2.25 for the same three months in 1994. For the six months ending June 30, 1995 and 1994, the net income was $2,383,000 and $2,274,000; respectively. Net interest income for 1995 is up by $603,000 over 1994 and is primarily the result of earning assets being $27.5 million higher in 1995 compared to 1994. The provisions for loan losses are the same for all quarters presented and is reflective of management's overall opinion of the loan portfolio at this time, the growth of the loan portfolio, and the level of the reserve as of June 30, 1995.

Other income of the bank was $1,661,000 compared to $1,741,000 for the six months ended June 30, 1995 and 1994, respectively. Loan origination fees amounted to $76,000 for the six month period ended June 30, 1995 and $280,000 for the six months ended June 30, 1994. Due to raising interest rates, loan origination fees are not expected to continue at the prior year's pace and the Bank will see a drop for 1995 in loan origination fees. The Trust Department fees were $328,000 and $318,000 for the six months ending June 30, 1995 and 1994, respectively and represents primarily an increase in accounts under management.

Other expenses have increased from $5,320,000 for the six months ended June 30, 1994 to $5,561,000 for the period ended June 30, 1995. Of this increase of $241,000, $20,000 is from increases in F.D.I.C. insurance and salary and employee benefits have increased compared to one year ago by $112,000. This is a combination of salary increases and the number of full-time equivalent employees increasing from June 30, 1994 to June 30, 1995 by four employees. Occupancy and furniture and equipment expenses are up $71,000 for the six months ending June 30, 1995 compared to one year ago. This increase is primarily in property taxes, rent, and repairs and maintenance on buildings. Federal and state income taxes for 1995 are more than in 1994, primarily the result of increased income before taxes.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          The only matter to be submitted to a vote of security holders during the quarter ended June 30, 1995 was the election of the following individuals to the Board of Directors at the Annual Meeting held on April 17, 1995 to three-year terms:

          Richard W. Oberman
          Earlis Rohret
          Earl M. Yoder

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit
              See exhibit II - Statement Re Computation of Earnings Per Common Share

          (b) Reports on Form 8-K
              No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                               HILLS BANCORPORATION
                                               (Registrant)



                                               /s/ Dwight O. Seegmiller
Date 8/10/95                                   Dwight O. Seegmiller,
                                               President (Duly authorized
                                               officer of the registrant)


                                               /s/ James G. Pratt
Date 8/10/95                                   James G. Pratt, Treasurer
                                               (Principal Financial
                                               Officer)