Form 10-Q
period 1995-09-30
HILLS BANCORPORATION
filed 1995-11-14
CIK 732417

FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-26589, eff. 4/12/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                         Commission file number: 0-12668


                              Hills Bancorporation


Incorporated in Iowa                             I.R.S. Employer Identification
                                                         No. 42-1208067

                          131 MAIN STREET, HILLS, IOWA

                        Telephone number: (319) 679-2291


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                             SHARES OUTSTANDING
         CLASS                                               At October 31, 1995
         -----                                               -------------------

Common Stock, no par value                                         487,622

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      September 30,
                                                          1995      December 31,
                                                       Unaudited        1994*
                                                      ------------- ------------

ASSETS
Cash and due from banks ..........................       $ 10,117       $ 10,805
Investment securities:
    Available for sale (amortized cost
      September 30, 1995 $96,043;
      December 31, 1994 $94,914) .................         95,912         90,795
    Held to maturity (fair value
      September 30, 1995 $20,093;
      December 31, 1994 $19,561) .................         19,704         19,255
Federal funds sold ...............................         10,855          7,500
Loans, net .......................................        316,656        300,821
Property and equipment, net ......................          6,835          6,350
Accrued interest receivable ......................          4,954          3,776
Deferred income taxes, net .......................          1,459          2,935
Other assets .....................................          3,825          2,675
                                                         --------       --------
                                                         $470,317       $444,912
                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .........................   $  37,061    $  35,470
Interest-bearing deposits ............................     342,259      337,368
                                                         ---------    ---------
    Total deposits ...................................   $ 379,320    $ 372,838
Federal funds purchased and securities
    sold under agreements to repurchase ..............      10,303        7,043
Federal Home Loan Bank notes .........................      30,727       20,758
Accrued interest payable .............................       1,832        1,548
Other liabilities ....................................       1,412        1,068
                                                         ---------    ---------
                                                         $ 423,594    $ 403,255
                                                         ---------    ---------

REDEEMABLE COMMON STOCK HELD BY
    EMPLOYEE STOCK OWNERSHIP PLAN
    (ESOP) ...........................................   $   5,381    $   5,210
                                                         ---------    ---------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
    authorized 2,000,000 shares;
    issued 487,773 shares ............................   $   8,915    $   8,915
Retained earnings ....................................      37,890       35,336
Unrealized gains (losses) on debt securities, net ....         (82)      (2,594)
                                                         ---------    ---------
                                                         $  46,723    $  41,657
Less, maximum cash obligation related to ESOP shares .       5,381        5,210
                                                         ---------    ---------
                                                         $  41,342    $  36,447
                                                         ---------    ---------
                                                         $ 470,317    $ 444,912
                                                         =========    =========

*   Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 1995 and 1994
                      (In Thousands, Except Per Share Data)


                                                                           Three Months Ended                  Nine Months Ended
                                                                             September 30                         September 30
                                                                      ---------------------------          -------------------------
                                                                       1995               1994              1995              1994
                                                                      -------            -------           -------           -------
Interest Income:
    Interest and fees on loans ............................           $ 7,041            $ 5,947           $20,300           $17,002
    Interest on investment securities
      Taxable .............................................             1,273              1,238             3,677             3,818
      Non-taxable .........................................               249                259               770               789
    Other interest income .................................               180                 18               283               116
                                                                      -------            -------           -------           -------
    Total interest income .................................           $ 8,743            $ 7,462           $25,030           $21,725
                                                                      -------            -------           -------           -------

Interest Expense:
    Interest on deposits ..................................           $ 4,193            $ 3,317           $11,923           $ 9,990
    Interest on securities sold under
      agreements to repurchase ............................               102                 75               270               141
    Interest on FHLB borrowings ...........................               546                279             1,380               771
    Interest portion of Employee Stock
      Ownership Plan contribution .........................                 0                1                   0                 4
                                                                      -------            -------           -------           -------

      Total interest expense ..............................           $ 4,841            $ 3,672           $13,573           $10,906
                                                                      -------            -------           -------           -------
      Net interest income .................................           $ 3,902            $ 3,790           $11,457           $10,819

Provision for loan losses .................................               180                180               540               540
                                                                      -------            -------           -------           -------

      Net interest income after
        provision for loan losses .........................           $ 3,722            $ 3,610           $10,917           $10,279
                                                                      -------            -------           -------           -------

Other Income:
    Real estate origination fees ..........................           $   139            $    82           $   215           $   362
    Trust department fees .................................               154                154               482               472
    Deposit account charges and fees ......................               419                382             1,202             1,103
    Other fees and charges ................................               235                203               709               625
                                                                      -------            -------           -------           -------
                                                                      $   947            $   821           $ 2,608           $ 2,562
                                                                      -------            -------           -------           -------

Other Expenses:
    Salaries and employee benefits ........................           $ 1,538            $ 1,299           $ 4,247           $ 3,896

    Occupancy expenses ....................................               203                184               579               527
    Furniture and equipment ...............................               277                253               801               739
    F.D.I.C. insurance ....................................               (24)               200               388               592
    Office supplies and postage ...........................               189                153               533               456
    Other operating .......................................               479                575             1,675             1,774
                                                                      -------            -------           -------           -------
                                                                      $ 2,662            $ 2,664           $ 8,223           $ 7,984
                                                                                         -------           -------           -------

      Income before income taxes ..........................           $ 2,007            $ 1,767           $ 5,302           $ 4,857

Federal and state income taxes .............................              568                501             1,480             1,317

      Net Income .................................................    $ 1,439            $ 1,266           $ 3,822           $ 3,540



Per common share:
     Net income ..................................................    $  2.93            $   2.59          $  7.79           $  7.25
     Dividend, January ...........................................          0                   0             2.60              2.40
     Weighted average of common outstanding stock ................    490,816             489,319          490,832           488,342

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 1995 and 1994
                                 (In Thousands)


                                                                        Capital          Retained        Unrealized          ESOP
                                                         Total           Stock           Earnings          Losses        Obligations
                                                       --------         --------         --------        ----------      -----------
Balance, January 1, 1995 ......................        $ 36,447         $  8,915         $ 35,336         $ (2,594)        $ (5,210)
Net income ....................................           3,822                0            3,822
Change related to ESOP shares .................            (171)               0                0                0             (171)
Cash dividends ($2.60 per share) ..............          (1,268)               0           (1,268)               0                0
Unrealized gains (losses) on
  debt securities, net ........................           2,512                0                0            2,512                0
                                                       --------         --------         --------         --------         --------
Balance, September 30, 1995 ...................        $ 41,342         $  8,915         $ 37,890         $    (82)        $ (5,381)
                                                       ========         ========         ========         ========         ========

Balance, January 1, 1994 ......................        $ 35,943         $  8,898         $ 31,573         $    283         $ (4,811)

Net income ....................................           3,540                0            3,540                0                0
Payment on debt of ESOP .......................             131                0                0                0              131

Change related to ESOP shares .................            (571)               0                0                0             (571)
Cash dividends ($2.40 per share) ..............          (1,170)               0           (1,170)               0                0
Unrealized gains (losses) on debt
  securities, net .............................          (2,029)               0                0           (2,029)               0
                                                       --------         --------         --------         --------         --------
Balance, September 30, 1994 ...................        $ 35,844         $  8,898         $ 33,943         $ (1,746)        $ (5,251)
                                                       ========         ========         ========         ========         ========


See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1995 and 1994
                                 (In Thousands)

                                                           1995          1994
                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................     $  3,822      $  3,540
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...................................          607           535
    Provision for loan losses ......................          540           540
    (Increase) decrease in accrued interest
      receivable ...................................        (1178)         (247)
    Amortization of bond discount ..................          374           600
    (Increase) in other assets .....................        (1150)         (324)
    Increase in accrued interest and other
      liabilities ..................................          628           324
                                                         --------      --------
    Net cash provided by operating activities ......     $  3,643      $  4,968
                                                         --------      --------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment
  securities:
  Available for sale ...............................     $ 13,000      $ 29,069
  Held to maturity .................................        2,382         2,243
Purchase of investment securities
  Available for sale ...............................      (14,458)      (19,360)
  Held to maturity .................................       (2,876)       (1,979)
Federal funds sold, net ............................       (3,355)        3,469
Loans made to customers, net of collections ........      (16,375)      (29,056)
Purchases of property and equipment ................       (1,092)         (557)
                                                         --------      --------
  Net cash (used in) investing activities ..........     $(22,774)     $(16,171)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits ..............     $  6,482      $  5,337
  Net increase (decrease) in securities sold
    under agreements to repurchase .................        3,260         4,451
  Borrowings from FHLB .............................       10,000         5,000
  Payments on FHLB .................................          (31)          (32)
  Dividends paid ...................................       (1,268)       (1,170)
                                                         --------      --------
     Net cash provided by financing activities .....     $ 18,443      $ 13,586
                                                         --------      --------
     Increase in cash and due from banks ...........     $   (688)     $  2,383

CASH AND DUE FROM BANKS
  Beginning ........................................     $ 10,805        10,107
                                                         --------      --------
  Ending ...........................................     $ 10,117      $ 12,490
                                                         ========      ========

SUPPLEMENTAL DISCLOSURES Cash payments for:
  Interest paid to depositors and others ...........     $ 11,639      $ 10,940
    Interest paid on other obligations .............        1,650           867
    Income taxes ...................................        1,538         1,439
  Non-cash financing transactions:
    Increase in maximum cash obligation related
      to ESOP shares ...............................          171           571
    Increase in stockholders' equity related
      to ESOP debt .................................            0           132
    Net unrealized gains (losses) on debt
      securities ...................................        2,512         2,029

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


Note 2.       Loans

              The following tables set forth the composition of loans and the allowance for loan losses:

                                                            (In thousands)
                                                     September 30, September 31,
                                                         1995          1994
                                                     ------------- -------------

               Agricultural .........................  $ 19,591         $ 17,826
               Commercial and financial .............    27,569           26,024
               Real estate, construction ............     7,886            6,933
               Real estate, mortgage ................   236,763          225,342
               Loans to individual ..................    31,455           30,906
                                                       --------         --------
                                                       $323,264         $307,031
               Less allowance for loan losses .......     6,608            6,210
                                                       --------         --------
                                                       $316,656         $300,821
                                                       ========         ========

         Transactions in the allowance for loan losses are as follows:

                                                            (In thousands)
                                                   Three months     Nine months
                                                      ended           ended
                                                   September 30,   September 30,
                                                       1995           1995
                                                   -------------   -------------

               Balance, beginning ..............      $ 6,529         $ 6,210
                 Provision charged to expense ..          180             540
                 Net charge-offs ...............         (101)           (142)
                                                      -------         -------
               Balance, ending .................      $ 6,608         $ 6,608
                                                      =======         =======

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                           (In thousands)
                                                     September 30, September 31,
                                                         1995         1994
                                                     ------------- ------------

               Nonaccrual ....................          $      0    $       0
               Accruing loans, past due 90
                 days or more ................             1,146          822
               Restructured loan .............                 0            0

There are no impaired loans as of September 30, 1995

                                PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF THE FINANCIAL CONDITION AND RESULTS OF OPERATION


The consolidated balance sheet of Hills Bancorporation as of September 30, 1995 reflects total assets of $470,317,000 which is an increase of $25,405,000 from December 31, 1994. Net loans are $316,656,000 which represents an increase of $15,835,000 from December 31, 1994. Compared to one year ago, total assets have increased from $432,463,000 to $470,317,000 for an increase of $37,854,000. Also during this time, net loans increased $25,164,000 to $316,656,000 as of September 30, 1995. These loan increases were primarily single family residential loans in the Iowa City and Coralville area. By September 30, 1995, the U.S. Government bond interest rates, after increasing during 1994, have decreased back to yields similar to mid-1994. Due to these falling interest rates on investment securities, the unrealized loss on investment securities that was $4,119,000 at December 31, 1994 has been reduced to an unrealized loss of $131,000 at September 30, 1995. This also had the effect of increasing stockholders' equity by $2,512,000 from December 31, 1994 to September 30, 1995. The changes in interest rates have a direct effect on secondary market financing and as a result on other income for the Bank in terms of loan origination fees.

Deposits (when federal funds purchased and securities sold under agreements to repurchase are included) as of September 30, 1995 totaled $389,623,000, an increase of $9,742,000 for the first nine months. September 30, 1995 deposits, including repos, have grown $25,135,000 from September 30, 1994. Also during the last twelve months, borrowings from the FHLB have increased from $20,758,000 to $30,727,000. Asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January 1995, Hills Bancorporation paid a dividend of $2.60 per share, an 8.33% increase from the $2.40 paid in January 1994. The total dividend of $1,268,000 is deducted from stockholders' equity and is reflected in the resulting stockholders' equity as of September 30, 1995 of $41,342,000. Stockholders' equity at September 30, 1995 and December 31, 1994 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes.

The total stockholders' equity of Hills Bancorporation before the reduction for the ESOP shares as a percent of total assets is 9.93%. Under risk-based capital rules, total capital is 14.80% of risk- adjusted assets, compared to the current 8% requirement.

The consolidated net income for the three months ended September 30, 1995 was $1,439,000 compared to $1,266,000 for the same period ended September 30, 1994. This is an increase of $173,000 representing an earnings per share for the three months of $2.93 compared to $2.59 for the same three months in 1994. For the nine months ending September 30, 1995 and 1994, the net income was $3,822,000 and $3,540,000; respectively. Net interest income for 1995 is up by $638,000 over 1994 and is primarily the result of earning assets being $32.0 million higher in 1995 compared to 1994. The provisions for loan losses are the same for all quarters presented and is reflective of management's overall opinion of the loan portfolio at this time, the growth of the loan portfolio, and the level of the reserve as of September 30, 1995.

Other income of the bank was $2,608,000 compared to $2,562,000 for the nine months ended September 30, 1995 and 1994, respectively. Loan origination fees amounted to $215,000 for the nine month period ended September 30, 1995 and $362,000 for the nine months ended September 30, 1994. Due to current interest rates, loan origination fees are expected to continue except the Bank will see a drop for 1995 in total loan origination fees compared to prior years. The Trust Department fees were $482,000 and $472,000 for the nine months ending September 30, 1995 and 1994, respectively and represents primarily an increase in accounts under management.

Other expenses have increased from $7,984,000 for the nine months ended September 30, 1994 to $8,223,000 for the period ended September 30, 1995. Of this net increase of $239,000, salaries and employee benefits accounted for a $351,000 increase. This is a combination of salary increases and the number of full-time equivalent employees increasing from September 30, 1994 to September 30, 1995 by nine employees. For the quarter and the nine months ending September 30, 1995 compared to the same period in 1994 the major increase in net income is accounted for by a reduction of F.D.I.C. insurance premiums. The premium was retroactively adjusted back to June 1, 1995, from $.23 per $100 in deposits to $.04 and resulted in a refund for the third quarter of approximately $230,000. The occupancy, furniture and equipment, office supplies and the other operating expenses totaled $3,588,000 for the nine months ending September 30, 1995 compared to $3,496,000 for the same period in 1994. Federal and state income taxes for 1995 are more than in 1994, primarily the result of increased income before taxes.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the quarter ended September 30, 1995.

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                    (a) Exhibit See exhibit II -  Statement  Re  Computation  of
                        Earnings Per Common Share

                    (b) Reports  on Form 8-K No  reports  on Form 8-K have been filed during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     HILLS BANCORPORATION
                                     (Registrant)


11/14/95                                         /s/ Dwight O. Seegmiller
------------------------------                   -------------------------------
Date                                             Dwight O. Seegmiller, President
                                                        (Duly authorized officer
                                                              of the registrant)



                                                 /s/ James G. Pratt
                                                 -------------------------------
                                                       James G. Pratt, Treasurer
                                                   (Principal Financial Officer)