Form 10-K
period 1995-12-31
HILLS BANCORPORATION
filed 1996-03-27
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995.     Commission File Number 0-12668.

                              HILLS BANCORPORATION
             (Exact name of Registrant as specified in its charter)

           IOWA                                           42-1208067
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

  131 Main Street, Hills, Iowa 52235
----------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:  (319) 679-2291

Securities Registered pursuant to Section 12 (b) of the Act:  None

Securities Registered pursuant to Section 12 (g) of the Act:

                            No par value common stock
                            -------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 15, 1996 (based upon reports of beneficial ownership that approximately 80% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $100 per share) was $39,029,000.

The number of shares outstanding of the Registrant's common stock as of March 15, 1996 is 487,868 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 29, 1996, for the Annual Meeting of the Shareholders of the Registrant to be held April 15, 1996 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

                                 EXHIBIT INDEX

The exhibits index is on page 51.

PART I

Item 1.     Business

Hills Bancorporation (the "Registrant") is a one-bank holding company principally engaged in the business of banking through its only wholly-owned subsidiary, Hills Bank and Trust Company, Hills, Iowa (the "Bank"). The Registrant was incorporated December 12, 1982 and all operations are conducted within the state of Iowa. The Registrant became owner of 100% of the outstanding stock of the Bank as of January 23, 1984 when stockholders of the Bank exchanged their shares for shares of the Registrant.

The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers in the State of Iowa, the communities of Hills, Iowa City, Coralville and North Liberty, Iowa, and the surrounding area. It currently operates the main bank in Hills and has office locations in Iowa City on South Gilbert Street and East Washington Street, and additional offices in Coralville and North Liberty. The Bank is actively engaged in all areas of commercial banking, including acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; maintaining night and safe deposit facilities; and performing collection, exchange and other banking services tailored for individual customers. The trust department administers estates, personal trusts and pension and profit-sharing funds and, in connection therewith, provides farm management and investment advisory and custodial services for individuals, corporations and nonprofit organizations. The loan activity of the Bank is diversified, with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans composing the majority of its loan portfolio. In addition, the Bank earns substantial fees from originating mortgages which are sold in the secondary residential real estate market.

The Bank's Board of Directors has established a formal loan origination policy. In general, the loan origination policy requires individual lenders to reduce the risk of credit loss to the Bank by requiring that, among other things, minimum loan to value ratios be maintained, evidence of appropriate levels of insurance be carried by borrowers and documenting appropriate types and amounts of collateral and sources of expected repayment.

The Bank's business is not seasonal, except that loan origination fees are higher during the spring and summer months. The Bank has not undertaken significant new services during the current year or services which might exceed the limits of its human and data processing capabilities.

Iowa City and Coralville are located on Interstate 80 in Eastern Iowa. The communities have a population of approximately 80,000. The University of Iowa in Iowa City has over 27,000 students and 15,000 employees, including employees of the University of Iowa Hospitals and Clinics. Johnson County, Iowa has one of the strongest economies in Iowa and has had substantial growth in the past ten years. The area is known for its educational institutions, health care facilities, cultural and sports events and retail centers.

The commercial banking business in Iowa is highly competitive and the Company's bank competes with other commercial banks, credit unions, brokerage firms, finance companies, insurance companies, and other financial institutions.

Part 1.

Iowa's banking laws regarding interstate banking and interstate branching are currently more restrictive than many other states. Prior to 1991, Iowa banking law prohibited interstate banking altogether, except for certain grandfathered rights extended to the largest bank holding company conducting business in Iowa, Norwest Corporation, which is headquartered in Minnesota. Since January 1, 1991, Iowa banking law has been less restrictive by allowing limited interstate banking by permitting financial institutions whose operations are principally conducted in Illinois, Missouri, Nebraska, South Dakota, Minnesota, or Wisconsin to conduct business in Iowa by acquiring an existing Iowa banking organization. Conversely, Iowa financial institutions may expand operations into Iowa's six neighboring states, provided such expansion is accomplished by acquisition rather than by branching. Interstate branching by out-of-state banks into Iowa is still expressly prohibited by Iowa statutes. Iowa also currently has a deposit concentration limit of 10% on the amount of deposits that any one banking organization can control and continue to acquire banks, which applies to both in-state and out-of-state banks. Iowa also has a 35% limit on the aggregate amount of deposits all out-of-state banking organizations can control within Iowa.

In recent years, Norwest Corporation, Firstar Corporation and Boatmen's Bancshares, Inc. have acquired a number of independent banks and smaller multi-bank holding companies in various metropolitan areas of Iowa. Each operates under a single charter in Iowa. To date none of the Bank's local competitors have been purchased by the larger regional or national bank holding companies.

As with its law regarding interstate banking and branching, Iowa's intrastate branching statutes are also rather restrictive when compared with those of other states. Generally, bank branch offices may only be operated or acquired in counties contiguous to or cornering upon the county in which the bank has its principal place of business. Also, a bank in Iowa may not establish a new branch office in a city in which there exists an office of another bank, other than by acquisition of an existing office or bank. Furthermore, the number of bank branch offices allowed within a municipal corporation or an urban complex is limited to four  offices in  populations  of  100,000 or less,  five  offices in populations  of  over  100,000  to  200,000,  and  six  offices  in  areas  with populations over 200,000. However, some of Iowa's intrastate branching limitations regarding geographic location of branch offices and the number of branch offices which may be established in an urban complex may be overcome by merging two or more affiliated banking organizations that have been in continuous operation in Iowa for at least five years into a "united community bank."

In September 1994, Congress passed interstate banking and branching legislation, which would (1) permitted nationwide interstate banking effective September 29, 1995, (2) would permit interstate bank branching effective June 1, 1997, and (3) increased each state's deposit concentration limit to 30%, subject to ratification by each particular state. If Iowa elects to do so, it can continue to (1) limit the means by which an out-of-state bank may acquire a bank within the state, (2) prohibit out-of-state banks from branching into the state, and
(3) set its own deposit concentration limit.

At this time it is uncertain what competitive impact any future interstate banking developments or Iowa banking legislation might have upon the Company and the Bank.

The Bank is in direct competition for deposits, loans and other financial related business with other financial institutions in Johnson County, Iowa as follows:

                                                                    Approximate
                                                                    Assets As Of
                                                                    December 31,
                                                                        1995
                                                                   -------------
                                                                   (In Millions)

            Largest competing bank                                 $         391
            Next largest competing bank                                      305
            Next largest competing bank                                       70
            Largest competing credit union                                   117

Part I

No material portion of the Bank's deposits has been obtained from a single person or a few persons. Accordingly, management of the Bank has no reason to believe that the loss of the deposits of any person or few persons would have a materially adverse effect on the Bank's operations or erode its deposit base. Approximately 5.8% of the Bank's loans have been made to farmers for agricultural purposes. The agricultural sector of the economy has been cyclical with a general trend toward fewer and larger farms. The Bank has not experienced a material adverse effect on its business as a result of defaults on agricultural loans and expects none in the future.

The Registrant does not engage in any business activities apart from its ownership of the Bank and therefore does not encounter any competition for its services other than as described above for the Bank.

The Registrant and the Bank have undertaken no material research activities during the last three years relating to research and development activities.

The Registrant is regulated by the Federal Reserve Bank.

The Bank is regulated by the Federal Deposit Insurance Corporation and the State of Iowa Division of Banking.

The Registrant had no full-time employees as of December 31, 1995, while the Bank had 147 regular and 53 part-time employees.

The following consolidated statistical information reflects selected balances and operations of the Registrant and the Bank for the periods indicated. Average refers to an average monthly basis for the periods stated.

The following tables shown (1) average balances of assets and liabilities, (2) interest income and expense on a tax equivalent basis, (3) interest rates and differential and (4) changes in interest income and expense.

         AVERAGE BALANCES
         (Daily Average Basis)

                                                       Year Ended December 31,
                                                  ------------------------------
                                                     1995      1994       1993
                                                  --------   --------   --------
                                                           (In Thousands)
ASSETS
  Cash and due from banks ......................  $  9,795   $  9,951   $  8,608
  Taxable securities ...........................    95,747    102,608     91,253
  Nontaxable securities ........................    19,528     18,775     17,772
  Federal funds sold ...........................     8,980      5,181     17,650
  Loans, net ...................................   311,592    277,774    256,840
  Property and equipment, net ..................     6,685      5,861      5,581
  Other assets .................................     7,484      7,560      6,183
                                                  --------   --------   --------
                                                  $459,811   $427,710   $403,887
                                                  ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Noninterest-bearing demand deposits ..........  $ 36,085   $ 34,409   $ 29,496
  Interest-bearing demand deposits .............    37,249     45,220     40,337
  Savings deposits .............................    74,146     71,291     71,301
  Time deposits ................................   226,251    209,602    201,325
  Securities sold under agreements to repurchase     9,424      5,832      5,150
  FHLB borrowings ..............................    28,965     17,473     15,308
  Debt of ESOP plan ............................      --           73        271
  Other liabilities ............................     2,978      2,680      2,688
  Redeemable common stock held by
  Employee Stock Ownership Plan ................     5,241      4,913      4,425
  Stockholders' equity .........................    39,472     36,217     33,586
                                                  --------   --------   --------
                                                  $459,811   $427,710   $403,887
                                                  ========   ========   ========

Part I

         INTEREST INCOME AND EXPENSE
                                                       Year Ended December 31,
                                                     ---------------------------
                                                      1995      1994      1993
                                                     -------   -------   -------
                                                           (In Thousands)
INCOME
  Loans (1) ......................................   $27,506   $23,473   $22,864
  Taxable securities .............................     5,189     5,158     4,876
  Nontaxable securities (1) ......................     1,567     1,575     1,589
  Federal funds sold .............................       519       212       524
                                                     -------   -------   -------
      Total interest income ......................   $34,781   $30,418   $29,853
                                                     -------   -------   -------

EXPENSE
  Interest-bearing demand deposits ...............   $   894   $ 1,039   $ 1,093
  Savings deposits ...............................     2,618     1,625     1,926
  Time deposits ..................................    12,673    10,857    11,342
  Securities sold under agreements to repurchase .       409       204       184
  FHLB borrowings ................................     1,874     1,105       963
  Interest portion of Employee Stock
    Ownership Plan contribution ..................      --           4        12
                                                     -------   -------   -------
      Total interest expense .....................   $18,468   $14,834   $15,520
                                                     -------   -------   -------
      Net interest income ........................   $16,313   $15,584   $14,333
                                                     =======   =======   =======

(1) Presented on a tax equivalent basis using a federal tax rate of 34%.


         INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         Year Ended December 31,
                                                         -----------------------
                                                         1995     1994     1993
                                                         -----    -----   ------
Average yields:
  Taxable securities ................................    5.42%    5.03%    5.34%
  Nontaxable securities .............................    5.29     5.54     5.92
  Nontaxable securities (tax equivalent basis) ......    8.02     8.39     8.94
  Loans (1) .........................................    8.74     8.34     8.79
  Loans (tax equivalent basis) ......................    8.83     8.45     8.90
  Federal funds sold ................................    5.78     4.09     2.97
  Interest-bearing demand deposits ..................    2.40     2.30     2.71
  Savings deposits ..................................    3.53     2.28     2.70
  Time deposits .....................................    5.60     5.18     5.63
  Securities sold under agreements to repurchase ....    4.34     3.50     3.57
  Interest on FHLB borrowings .......................    6.47     6.32     6.29
  Debt of Employee Stock Ownership Plan .............    0.00     5.48     4.43
  Yield on average interest earning assets ..........    7.98     7.52     7.78
  Rate on average interest-bearing liabilities ......    4.91     4.24     4.65
  Net interest spread (2) ...........................    3.07     3.28     3.13
  Net interest margin (3) ...........................    3.74     3.85     3.73

(1) Nonaccruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2) Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal tax rate of 34% for the three years presented and a state tax rate of 5% for 1993, 1994 and 1995.

(3) Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.

PART I

CHANGE IN INTEREST INCOME AND EXPENSE

                                                Change Due  Change Due    Total
                                                To Volume    To Rates    Change
                                                ----------  ----------  --------
                                                          (In Thousands)
Year ended December 31, 1995:
    Change in interest income:
      Loans ..............................        $ 2,945    $ 1,088    $ 4,033
      Taxable securities .................           (356)       387         31
      Nontaxable securities ..............             62        (70)        (8)
      Federal funds sold .................            196        111        307
                                                  -------    -------    -------
                                                  $ 2,847    $ 1,516    $ 4,363
                                                  -------    -------    -------
  Change in interest expense:
    Interest-bearing demand deposits .......      $  (189)   $    44    $  (145)
    Savings deposits .......................           68        925        993
    Time deposits ..........................          899        917      1,816
    Securities sold under agreements to
      repurchase ...........................          148         57        205
    Interest on FHLB borrowings ............          742         27        769
    Other ..................................           (2)        (2)        (4)
                                                  -------    -------    -------
                                                  $ 1,666    $ 1,968    $ 3,634
                                                  -------    -------    -------
  Change in net interest income ............      $ 1,181    $  (452)   $   729
                                                  =======    =======    =======

Year ended December 31, 1994:
    Change in interest income:
      Loans .............................         $ 1,802    $(1,193)   $   609
      Taxable securities ................             578       (296)       282
      Nontaxable securities .............              87       (101)       (14)
      Federal funds sold ................            (461)       149       (312)
                                                  -------    -------    -------
                                                  $ 2,006    $(1,441)   $   565
                                                  -------    -------    -------
  Change in interest expense:
    Interest-bearing demand deposits .......      $   123    $  (177)   $   (54)
    Savings deposits .......................           --       (301)      (301)
    Time deposits ..........................          451       (936)      (485)
    Securities sold under agreements to
      repurchase ...........................           24         (4)        20
    Interest on FHLB borrowings ............          137          5        142
    Other ..................................          (10)         2         (8)
                                                  -------    -------    -------
                                                  $   725    $(1,411)   $  (686)
                                                  -------    -------    -------
  Change in net interest income ............      $ 1,281    $   (30)   $ 1,251
                                                  =======    =======    =======

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

PART I


Item 1.  Business (continued)

LOANS

The following table shows the composition of loans (before deducting the reserve for loan losses) as of December 31, 1995, 1994, 1993, 1992 and 1991:


                                                                                         December 31,
                                                        ----------------------------------------------------------------------------
                                                          1995             1994             1993             1992             1991
                                                        --------         --------         --------         --------         --------
                                                                                       (In Thousands)

Agricultural ..................................         $ 19,000         $ 17,826         $ 17,117         $ 16,430         $ 15,372
Commercial and financial ......................           26,810           26,024           24,721           24,121           28,517
Real estate, construction .....................            7,937            6,933            7,006            4,759            3,930
Real estate, mortgage .........................          239,899          225,342          195,527          185,869          148,787
Loans to individuals ..........................           31,640           30,906           24,380           22,787           21,485
                                                        --------         --------         --------         --------         --------
          Total ...............................         $325,286         $307,031         $268,751         $253,966         $218,091
                                                        ========         ========         ========         ========         ========

There were no foreign loans outstanding for any of the years presented.

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 1995:


                                                                       Amount          One Year            One To          Over Five
                                                                      Of Loans        Or Less (1)        Five Years           Years
                                                                      --------        -----------        ----------        ---------
                                                                                              (In Thousands)

   Commercial, financial and agricultural ..................          $ 45,810          $ 21,150          $ 16,992          $  7,668
   Real estate, construction and mortgage ..................           247,836            44,445           140,446            62,945
   Other ...................................................            31,640             7,702            17,738             6,200
                                                                      --------          --------          --------          --------
                                                                      $325,286          $ 73,297          $175,176          $ 76,813
                                                                      ========          ========          ========          ========
Interest rates on loans are as follows:

   Fixed rate ..............................................          $237,484          $ 57,710          $154,307          $ 25,467
   Variable rate ...........................................            87,802            15,587            20,869            51,346
                                                                      --------          --------          --------          --------
                                                                      $325,286          $ 73,297          $175,176          $ 76,813
                                                                      ========          ========          ========          ========

(1) The Bank writes a significant portion of the commercial loans as six-month notes. However, a significant amount of these notes are renewed when due.


PART I


Item 1.  Business (continued)

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The  following  table   summarizes  the  Registrant's   nonaccrual,   past  due,
restructured and impaired loans as to interest or principal payment as of December 31 for each of the years presented:

                                                         1995         1994         1993          1992          1991
                                                        ------       ------      --------       ------        ------
                                                                              (In Thousands)

         Nonaccrual loans ......................        $  489       $   --      $     --       $   47        $   54
         Accruing loans past
            due 90 days or more .................          417          822         1,064          463           567
         Restructured loans ....................            --           --            --           --            --
         Impaired loans ........................         5,465          N/A           N/A          N/A           N/A

The Registrant does not have a significant amount of loans which are past due less than 90 days on which there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Loans are placed on nonaccrual status when management believes the collection of future interest is not reasonably assured. Interest income was not materially affected by this classification.

The Registrant has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans. The Registrant has no other interest-bearing assets, other than loans, that meet the nonaccrual, past due, restructured or potential problem loan criteria.

No allowance for losses has been recognized for impaired loans because the loans have been charged off to the net present value of the future cash flows or the fair value of the collateral if the loan is collateral dependent.

PART I


Item 1.  Business (continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Registrant's loan loss experience for each of the last five years:

                                                                                       Year Ended December 31,
                                                                     ---------------------------------------------------------------
                                                                       1995         1994          1993          1992           1991
                                                                     -------       ------        ------        -------       -------
                                                                                             (In Thousands)
Amount of loan loss allowance
  at beginning of year .......................................       $6,210        $5,775        $5,190        $4,650        $4,100
                                                                     ------        ------        ------        ------        ------
Charge-offs:
  Agriculture ................................................       $  101        $  423        $  270        $  444        $   75
  Commercial and financial ...................................          387           334           326           418           425
  Real estate, mortgage ......................................          180           172           165            97           258
  Loans to individuals .......................................          254           131           300           441           193
                                                                     ------        ------        ------        ------        ------
                                                                     $  922        $1,060        $1,061        $1,400        $  951
                                                                     ------        ------        ------        ------        ------
Recoveries:
  Agriculture ................................................       $  218        $  368        $  247        $  131        $   72
  Commercial and financial ...................................          226           206           213            93            45
  Real estate, mortgage ......................................          149           154            87           522           640
  Loans to individuals .......................................          137           126           178           135            95
                                                                     ------        ------        ------        ------        ------
                                                                     $  730        $  854        $  725        $  881        $  852
                                                                     ------        ------        ------        ------        ------
Net charge-offs ..............................................       $  192        $  206        $  336        $  519        $   99
                                                                     ------        ------        ------        ------        ------
Provision for loan losses (1) ................................       $  722        $  641        $  921        $1,059        $  649
                                                                     ------        ------        ------        ------        ------
Balance of loan loss allowance at end of year ................       $6,740        $6,210        $5,775        $5,190        $4,650
                                                                     ======        ======        ======        ======        ======

Ratio of net charge-offs during year to average
    loans outstanding ........................................          .06%          .07%          .13%          .22%          .05%
                                                                     ======        ======        ======        ======        ======

The balance of the loan loss allowance has not been allocated by type of loan. Management regularly reviews the loan portfolio and does not expect any unusual material amount to be charged off during 1996 that would be significantly different than the years ended December 31, 1995, 1994, 1993, 1992 and 1991.

(1) For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors which deserve current recognition. For income tax purposes, the allowance is maintained at the maximum allowable amount.

PART I


Item 1.  Business (continued)

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Bank reviews and places in risk categories specific borrowings. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed. The Bank's risk categories are similar to those used by federal and state regulatory agencies and consist of the following:

   (1) Potential Watch and Watch
   (2) Problem
   (3) Substandard
   (4) Doubtful

In addition, bank management also reviews and where determined necessary allows for specific allowances based upon reviews of specific borrowers and provides general allowances for areas which management believes are of higher credit risk (agricultural loans and constructed model real estate homes as of December 31, 1995).

A summary of the components of the allowance for loan loss, by risk element, as of December 31, 1995 is as follows:

                                                                  (In Thousands)

Potential Watch and Watch Loans ..............................        $1,460
Substandard ..................................................           900
Specific borrowers ...........................................         1,875
Constructed model real estate homes ..........................           729
Agricultural loans ...........................................           250

Anticipated charge-offs of the above categories are not determinable at December 31, 1995; however, the Bank has no reason to expect actual charge-offs to be significantly different from historical charge-offs.


INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities as of December 31, 1995, 1994 and 1993 and the maturities and yield of the investment securities as of December 31, 1995:

                                                           December 31,
                                                --------------------------------
                                                  1995        1994        1993
                                                --------    --------    --------
                                                         (In Thousands)
Carrying value:
  U. S. Treasury securities ................    $ 41,275    $ 52,475    $ 74,160
  Obligations of other U. S. Government
      agencies and corporations ............      55,537      36,458      32,373
  Obligations of states and political
      subdivisions .........................      21,443      19,255      18,797
  Federal Home Loan Bank stock .............       3,281       1,862       1,564
                                                --------    --------    --------
                                                $121,536    $110,050    $126,894
                                                ========    ========    ========

PART 1

                                                            December 31, 1995
                                                         -----------------------
                                                                       Weighted
                                                         Carrying      Average
                                                           Value        Yield
                                                         --------      --------
                                                              (In Thousands)
Type and maturity grouping:
  U. S. Treasury maturities:
  Within 1 year .....................................    $ 13,000        4.67%
  From 1 to 5 years .................................      28,275        5.82
                                                         --------
           Total ....................................    $ 41,275
                                                         --------
Obligations to other U. S. Government agencies
  and corporations, maturities:
  Within l year .....................................    $  7,393        4.43%
  From 1 to 5 years .................................      48,144        5.98
                                                         --------
           Total ....................................    $ 55,537
                                                         --------
Obligations of states and political subdivisions,
  maturities:
  Within 1 years ....................................    $  2,686        8.62%
  From 1 to 5 years .................................      10,753        7.83
  From 5 to 10 years ................................       7,939        7.37
  Over 10 years .....................................          65       10.25
                                                         --------
                                                         $ 21,443
                                                         --------
Federal Home Loan Bank stock ........................    $  3,281        7.30
                                                         --------
                                                         $121,536
                                                         ========

The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5%.

As of December 31, 1995, there were no investment securities of any issuer, other than securities of the U. S. Government and U. S. Government agencies and corporations, exceeding 10% of stockholders' equity.

The weighted average yield is based on the amortized cost of the investment securities.

PART I


Item 1.  Business (continued)

DEPOSITS

The following tables show the average deposits and rates paid on such deposits for the years ended December 31, 1995, 1994 and 1993 and the composition of the certificates issued in excess of $100,000 as of December 31, 1995:

                                                                                   December 31,
                                                       ----------------------------------------------------------------------
                                                         1995     Rate              1994     Rate              1993     Rate
                                                       --------  ------           --------  ------           --------  ------

Average noninterest-bearing deposits ..............    $ 36,085    - -%           $ 34,409    - -%           $ 29,496    - -%
Average interest-bearing demand deposits ..........      37,249   2.40              45,220   2.30              40,337   2.71
Average savings deposits ..........................      74,146   3.53              71,291   2.28              71,301   2.70
Average time deposits .............................     226,251   5.60             209,602   5.18             201,325   5.63
                                                       --------                   --------                   --------
                                                       $373,731                   $360,522                   $342,459
                                                       ========                   ========                   ========


                                                           Amount         Rate
                                                           ------         -----
Time certificates issued in amounts of $100,000
  or more as of December 31, 1995 with maturity in:
  3 months or less ....................................    $ 5,195        6.06%
  3 through 6 months ..................................      8,956        5.59
  6 through 12 months .................................      6,572        5.61
  Over 12 months ......................................      8,728        6.23
                                                           -------
                                                           $29,451
                                                           =======

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average stockholders' equity and average assets for the years ended December 31, 1995, 1994 and 1993:

                                                            December 31,
                                                  ------------------------------
                                                   1995        1994        1993
                                                  ------      ------      ------

Return on assets ...........................       1.14%       1.15%       1.16%
Return on stockholders' equity .............      13.32       13.62       13.91
Dividend payout ratio ......................      24.12       23.83       22.92
Stockholders' equity to assets ratio .......       8.58        8.47        8.32

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 1995, 1994 and 1993:

                                                    1995       1994       1993
                                                  --------   --------   --------
                                                      (Amounts In Thousands)

Outstanding as of December 31 .................   $10,019    $ 7,043    $ 4,489
Weighted average interest rate at year end ....      4.25%      3.85%      2.80%
Maximum month-end balance .....................   $12,028    $10,652    $ 6,361
Average month-end balance .....................     9,424      5,832      5,150
Weighted average interest rate for the year ...      4.34%      3.50%      3.57%

PART I

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding month-end balances, weighted average interest rates at year end, maximum month-end balances, average balances and weighted average interest rates during 1995, 1994 and 1993:

                                                    1995       1994       1993
                                                  --------   --------   --------

Outstanding as of December 31 .................   $30,727    $20,758    $15,790
Weighted average interest rate at year end ....      6.29%      6.30%      6.20%
Maximum month-end balance .....................   $35,758    $20,758    $15,790
Average month-end balance .....................    28,965     17,473     15,308
Weighted average interest rate for the year ...      6.47%      6.32%      6.29%


Item 2.  Properties

The Registrant's office and the office of the Bank is located at 131 Main Street, Hills, Iowa. The main office is a one-story brick building containing approximately 8,600 square feet, the major portion of which was built in 1977 and remodeled in 1986. A two-story addition to the main office was completed in 1984, which increased the facilities of the main office by approximately 5,600 square feet.

The Iowa City office of the Bank at 1401 South Gilbert Street is a one-story brick building containing approximately 7,200 square feet which includes five drive-up teller lanes and two 24-hour automatic teller machines. In the Spring of 1995, a 4,200 square foot addition at an approximate cost of $600,000 was completed, adding additional retail banking space. The Coralville office is a two-story building built in 1972 that contains approximately 16,700 square feet of space. That office is equipped with four drive-up teller lanes and one
24-hour automatic teller machine. A 2,800 square foot renovated and expanded building in North Liberty, Iowa was opened for business in 1986. That office is a full-service location including three drive-up teller lanes and a drive-up automatic teller machine.

All of the above properties are owned by the Bank, free and clear of any mortgages or other encumbrances of any type.

The Bank leases an office at 132 East Washington Street in downtown Iowa City with approximately 2,500 square feet. The office has two 24-hour automatic teller machines and two private offices in addition to a tellers' and customer service area. The Bank has options to renew the lease to 2001.


Item 3.  Legal Proceedings

There are no material pending legal proceedings.

The Bank holds no properties which are the subject of hazardous waste clean-up investigations.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 1995.

PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Security Holder Matters

The Registrant does not believe that an established trading market exists with respect to its common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. A bid and ask price is quoted in an Iowa City local paper and the quotes are provided by a local broker. The Registrant's stock is not actively traded.

During 1995, the Registrant's stock transfer records reflect that 1,774 shares were traded in a total of fifteen transactions. While the Registrant has no direct knowledge of the selling price for these shares, based upon information informally related by shareholders, it believes that in 1995 the range of selling price of shares was $94 to $100 per share. During 1994, 7,586 shares were traded in a total of 13 transactions. The selling price of these shares was believed to be in the $83 to $94 range. As of December 31, 1995, the Registrant has 934 shareholders.

The Registrant paid aggregate annual cash dividends in 1995 and 1994 of $1,268,000 and $1,171,000, respectively, or $2.60 per share in 1995 and $2.40 per share in 1994. In January 1996, the Registrant declared and paid a dividend of $2.85 per share totaling $1,390,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Registrant.

The Iowa Banking Act was amended effective January 1, 1991 to permit the acquisition of assets of certain Iowa banks and Iowa-based bank holding companies by regional bank holding companies subject to newly enacted statutory criteria and the prior approval of the Iowa Superintendent of Banking
(Superintendent).   The  1991  legislation   changed  but  did  not  repeal  the
pre-existing Iowa law which permits the acquisition of Iowa banks by bank holding companies within limitations based upon the ratio of the aggregate amount of Iowa-based time and demand deposits of the controlled banks to the total of the time and demand deposits of all Iowa banks.

The new law permitted an Iowa-based bank holding company to exempt itself for a specific period of time from acquisition under the new law by a regional bank holding company if a resolution was passed by its Board of Directors and filed with the Superintendent before January 1, 1991. On December 21, 1990, the Board of Directors adopted a resolution exempting the Company under the new law for a period ending June 30, 1990, unless renewed as provided under the Iowa law. A certified copy of the resolution is filed annually with the Superintendent, the latest extending the exemption from December 31, 1995 to December 31, 1996. The new law also prohibits a regional bank holding company from acquiring an Iowa-based bank holding company unless each of its subsidiary banks has been in existence and continuously operated as a bank for five or more years. It is unclear what, if any impact, this provision will have on the market for the Company's stock.

PART II


Item 6.  Selected Financial Data

         CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

                                                                 1995          1994           1993           1992            1991
                                                              ---------      ---------      ---------      ---------      ----------

YEAR-END TOTALS
  Total assets ..........................................     $ 484,607      $ 444,912      $ 417,043      $ 393,581      $ 354,023
  Investment securities:
    Available for sale ..................................       100,093         90,795        108,097           --             --
    Held to maturity ....................................        21,443         19,255         18,797        106,073        102,857
  Federal funds sold ....................................        16,080          7,500          3,768         19,893         20,150
  Loans, net ............................................       318,546        300,821        262,976        248,776        213,441
  Deposits ..............................................       392,257        372,838        353,486        334,052        312,579
  Federal Home Loan Bank notes ..........................        30,727         20,758         15,790         15,000           --
  Redeemable common stock ...............................         5,271          5,210          4,616          4,234          3,855
  Stockholders' equity ..................................        43,277         36,447         35,943         32,009         28,717

EARNINGS
  Interest income .......................................     $  33,978      $  29,583      $  29,031      $  30,593      $  31,341
  Interest expense ......................................        18,468         14,834         15,520         17,546         19,325
  Provision for loan losses .............................           722            641            921          1,059            649
  Other income ..........................................         3,438          3,311          4,181          3,433          2,700
  Other expenses ........................................        10,975         10,640         10,299          9,163          8,375
  Applicable income taxes ...............................         1,994          1,845          1,799          1,837          1,603
  Net income ............................................         5,257          4,934          4,673          4,421          4,089

PER SHARE
  Net income ............................................     $   10.71      $   10.07      $    9.60      $    9.12      $    8.44
  Cash dividends ........................................          2.60           2.40           2.20           1.95           1.65
  Book value as of December 31 ..........................         88.71          74.72          73.71          66.04          59.25
  Increase (decrease) in book value due to:
    ESOP obligation and debt ............................        (10.80)        (10.68)         (9.87)         (9.54)         (9.16)
    Unrealized gains (losses) on debt securities ........           .61          (5.32)           .58           --             --


PART II


Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Financial Position

The consolidated balance sheet of the Registrant (hereafter referred to as the "Company") as of December 31, 1995 reflects total assets of $484,607,000, total liabilities of $441,330,000, and stockholders' equity of $43,277,000. During 1995, total assets increased $39,695,000 or 8.92% from December 31, 1994 while deposits and repurchase agreements increased 5.90% or $22,395,000. Investment securities, which are primarily classified as available for sale, increased
$9,298,000  in 1995.  Due to lower  interest  rates,  the  unrealized  losses on investment  securities  as of  December  31, 1994 of  $4,119,000  had changed to unrealized  gains of  $472,000  as of  December  31,  1995.  Federal  funds sold increased $8,580,000 in 1995 and net loans increased $17,725,000 to $318,546,000, reflecting another year of loan growth driven primarily by the demand for single family residential mortgages. During 1995, the deposits of the Bank grew 5.21%, a lower rate of growth than in recent years. Savings accounts increased from $66,521,000 at the end of 1994 to $85,502,000 as of December 31, 1995 while the amount of time certificates remained nearly unchanged since 1994. During 1995, the Bank increased its borrowings from the Federal Home Loan Bank by a net of $10,000,000 to provide some of the funding for loan growth.

Net Income

Net income for the year ended December 31, 1995 totaled $5,257,000, an increase of 6.55% from the $4,934,000 reported in 1994. Net income for 1994 was $261,000 or 5.59% greater than 1993 net income of $4,673,000. The increase in net income for 1995 was primarily attributable to an increase in the average balances of earning assets plus increased fee income for trust and deposit account charges. In addition, the reduction of F.D.I.C. insurance premiums in 1995 was a significant factor. Earnings per common share totaled $10.71, $10.07 and $9.60 for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company's return on average assets was 1.14% in 1995, slightly less than the 1.15% and 1.16% for 1994 and 1993. The return on average stockholders' equity is a measure of how effectively the Company has generated income on available capital. Return on average stockholders' equity totaled 13.32%, 13.62% and 13.91% in 1995, 1994 and 1993, respectively.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The measure is shown on a tax-equivalent basis to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax equivalent basis changed in 1995 as follows:

                                                                                               INTEREST INCOME
                                                                                ----------------------------------------------
                                                                                             Increase (Decrease)
                                                      Change In     Change In   ----------------------------------------------
                                                       Average       Average       Volume            Rate              Net
                                                       Balance        Rate         Changes         Changes           Change
                                                   --------------   ---------   ------------   --------------   --------------
                                                                           (Amounts In Thousands)
           Loans, net                              $       33,818     .38%      $      2,945   $        1,088   $        4,033
           Taxable securities                              (6,861)    .39               (356)             387               31
           Nontaxable securities                              753    (.37)                62              (70)              (8)
           Federal funds sold                               3,799    1.69                196              111              307
                                                   --------------               ------------   --------------   --------------
                                                   $       31,509               $      2,847   $        1,516   $        4,363
                                                   ==============               ============   ==============   ==============

                                                                                               INTEREST EXPENSE
                                                                                ----------------------------------------------
           Interest-bearing demand
             deposits                              $       (7,971)    .10%      $       (189)  $           44   $         (145)
           Savings deposits                                 2,855    1.25                 68              925              993
           Time deposits                                   16,649     .42                899              917            1,816
           Securities sold under agreements
             to repurchase                                  3,592     .84                148               57              205
           Other debt                                         (73)    .15                 (2)              (2)              (4)
           FHLB borrowings                                 11,492                        742               27              769
                                                   --------------               ------------   --------------   --------------
                                                   $       26,544               $      1,666   $        1,968   $        3,634
                                                   ==============               ============   ==============   ==============

           Change in net interest income                                        $      1,181   $         (452)  $          729
                                                                                ============   ==============   ==============


A summary of the net interest spread and margin is as follows:


         (Tax Equivalent Basis)                            1995    1994    1993
         ----------------------                           ------  ------  ------

Yield on average interest-earning assets ...............   7.98%   7.52%   7.78%
Rate on average interest-bearing liabilities ...........   4.91    4.24    4.65

Net interest spread ....................................   3.07    3.28    3.13
Effect of noninterest bearing funds ....................    .67     .57     .60

Net interest margin (tax equivalent interest income
   divided by average interest earning assets) .........   3.74%   3.85%   3.73%

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)

Loan Losses

The provision for loan losses was $722,000, $641,000 and $921,000 for 1995, 1994 and 1993. Charge-offs, net of recoveries were $192,000 for 1995, $206,000 for 1994 and $336,000 for 1993.

The allowance for loan losses totaled $6,740,000 at December 31, 1995 compared to $6,210,000 at December 31, 1994. The percentage of the allowance to outstanding loans was 2.07% and 2.02% at December 31, 1995 and 1994, respectively. Agricultural loans totaled $19,000,000 at December 31, 1995. Management has an ongoing concern about agricultural loans due to unpredictable commodity prices, the effects of weather on crop production, and continued uncertainties regarding government programs. Therefore, the allowance for loan losses has been established to reflect this concern.

The economy remains strong in the Bank's trade area of Johnson County, Iowa. Unemployment remains low, the University of Iowa enrollment is stable, the University of Iowa Hospitals and Clinics continue to grow and, for the most part, area businesses have maintained stable employment levels. The allowance for loan losses is an estimate by the Bank to reserve for loan losses based upon management's evaluation of the total loan portfolio and current economic conditions. There are no trends or uncertainties that are reasonably likely to have a material effect on the allowance for loan losses in the near-term.

Other Income

Noninterest income continues to be very important. Fees and other income increased from $3,311,000 in 1994 to $3,438,000 in 1995. Total other income in 1993 was $4,181,000. Fees received from loans originated and sold in the secondary market totaled $294,000, $402,000 and $1,337,000 for 1995, 1994 and
1993, respectively. Trust fees increased $74,000 in 1995 to $755,000 and grew $114,000 in 1994. These increases are due largely to additional assets under management and not due to fee increases. Increases in deposit account charges and other fees in 1995 of $57,000 to $2,500,000 compared to the $166,000 increase between 1994 and 1993 and were due to the volume of new accounts and selected increases in deposit account fees. Other income for 1995 includes investment securities losses of $111,000 compared to $215,000 in 1994 and none in 1993. The securities losses were taken primarily in the last quarter of 1995 and 1994 to remove low yielding investment securities and to take advantage of higher return yields available upon reinvestment of the proceeds.

Other Expenses

Other expenses for the years ended December 31, 1995, 1994 and 1993 totaled $10,975,000, $10,640,000 and $10,299,000, respectively. The increases in these expenses totaled $335,000 and $341,000 in 1995 and 1994, respectively. The total of other expenses increased 3.15% and 3.31% for the years ended December 31, 1995 and 1994. Of these increases, $365,000 in 1995 and $360,000 in 1994 related to salaries and employee benefits. The number of full-time equivalent employees at December 31, 1995 was 173, compared to 162 at December 31, 1994 and 158 at December 31, 1993. For 1995, the increase in salaries is a result of eleven more full-time equivalent employees and normal salary increases. Increases in salaries affect other payroll related expenses such as payroll taxes, medical and health benefits and the ESOP and profit-sharing contributions. Medical insurance costs were contained in 1995 and 1994 as a result of the Bank's partial self-insurance plan which has had favorable experience. The Bank is responsible for all claims up to a ceiling amount per employee with the Bank being insured for excess claims per employee and toal claims for all bank employees.

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)

Occupancy and furniture and equipment expenses totaled $1,891,000, $1,701,000 and $1,609,000 for the years ended December 31, 1995, 1994 and 1993, respectively. An increase of $190,000 in 1995 resulted from increases in property taxes, repairs and maintenance, depreciation on new computer equipment and depreciation on the new equipment and building in Iowa City. The increase of $92,000 from 1993 to 1994 is the result of increases in property taxes, and overall increases in repairs, maintenance, and depreciation on new computer equipment.

F.D.I.C. insurance expense has decreased from $793,000 in 1994 to $424,000 in 1995. This decrease of $369,000 resulted from a premium retroactively adjusted back to June 1, 1995 from $.23 per $100 in deposits to $.04. The Bank's premium for 1996 will be $200,000, to change depending on the total insurance fund that is accumulated for all banks.

Other operating expenses totaled $2,443,000, $2,378,000 and $2,562,000 for the years ended December 31, 1995, 1994 and 1993. Other expenses include professional fees, outside services, marketing and business promotions, insurance, and other expenses. For 1994, other operating expenses decreased $184,000 which included decreases in professional fees of $56,000 and marketing of $94,000.

Income Taxes

Income tax expense was $1,994,000, $1,845,000 and $1,799,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The corresponding percentage of tax expense compared to income before income taxes is 27.5% in 1995, 27.2% in 1994 and 27.8% in 1993.

Impact of Recently Issued Accounting Standards

The adoption of new accounting standards had no effect on financial position or results of operations in 1995, and the adoption of several recently issued standards is not expected to have a significant effect.

Liquidity and Capital Resources

An important factor in the earnings performance of the Bank is the ability to maintain a proper balance between rate sensitive assets and rate sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing funds. The Bank maintains an asset/liability committee which meets at least once a month to review the interest rate sensitivity position and to review various strategies as to interest rate risk management. In addition, the Bank uses a simulation model to review various assumptions relating to interest rate movement. The model attempts to limit rate risk even if it appears the Bank's asset and liability maturities are perfectly matched and a favorable interest margin is present.

PART II


Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)

Interest Rate Sensitivity

At December 31, 1995, the Company's interest rate sensitivity report is as follows (in thousands):


                                     Repricing
                                     Maturities                                             More Than
                                    Immediately   2-30      31-90      91-180    181-365    One Year     Total
                                    ----------- --------   --------   --------   --------   ---------  --------
Earning assets:
  Federal funds sold .............   $ 16,080   $   --     $   --     $   --     $   --     $   --     $ 16,080
  Investment securities ..........       --          300      2,300      5,302     15,081     98,553    121,536
  Loans ..........................       --       30,545     15,421     28,155     51,589    199,576    325,286
                                     --------   --------   --------   --------   --------   --------   --------
              Total earning assets   $ 16,080   $ 30,845   $ 17,721   $ 33,457   $ 66,670   $298,129   $462,902
                                     --------   --------   --------   --------   --------   --------   --------
Sources of funds:
  Interest-bearing checking and
    savings accounts .............   $ 45,266   $   --     $   --     $   --     $   --     $ 75,699   $120,965
  Certificates of deposit ........       --        7,842     15,620     41,474     49,732    113,697    228,365
  Other borrowings - FHLB ........       --         --         --         --        5,032     25,695     30,727
  Repurchase agreements ..........     10,019       --         --         --         --         --       10,019
                                     --------   --------   --------   --------   --------   --------   --------
                                     $ 55,285   $  7,842     15,620   $ 41,474   $ 54,764   $215,091   $390,076
  Other sources ..................       --         --         --         --         --       72,826     72,826
                                     --------   --------   --------   --------   --------   --------   --------
              Total sources ......   $ 55,285   $  7,842   $ 15,620   $ 41,474   $ 54,764   $287,917   $462,902
                                     --------   --------   --------   --------   --------   --------   --------
  Repricing differences ..........   $(39,205)  $ 23,003   $  2,101   $ (8,017)  $ 11,906   $ 10,212   $   --
                                     ========   ========   ========   ========   ========   ========   ========

A portion of the interest-bearing checking, savings, and money market accounts have been included in the above table as maturing immediately and the rest of these deposits are shown as more than one year. The classifications are used because the Bank's historical data indicates that these have been very stable deposits without much interest rate fluctuation. Historically, these accounts would not need to be adjusted upward as quickly in a period of rate increases so the interest risk exposure would be less than the repricing schedule indicates.

PART II


Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)

Inflation

Inflation has an impact on the growth of total assets and has resulted in the need to increase equity capital to maintain an appropriate equity to asset ratio. The results of operations have been affected by inflation, but the effect has been minimal.

Capital

As of December 31, 1995 and 1994, equity before deducting for the maximum cash obligation related to ESOP was $48,548,000 and $41,657,000, respectively. This measure of equity as a percent of total assets was 10.02% at December 31, 1995 and 9.36% at December 31, 1994. These ratios are competitive with the Bank's peers. As of December 31, 1995, total equity was 8.93% of assets compared to 8.19% of assets at the prior year end. The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of the subsidiary bank, which affects the Bank's dividends to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary bank, certain of its retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company total approximately $8,700,000 as of December 31, 1995.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements which member banks must maintain.

As of December 31, 1995, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholder's equity, noncumulative perpetual preferred stock, and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighing the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must within 60 days submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

A comparison of capital as of December 31, 1995 with minimum requirements is presented below:

                                                       Actual
                                                ------------------    Minimum
                                                Company      Bank  Requirements
                                                -------     ------ ------------

Tier I Risk-Based Capital .............          14.33%     14.10%      4%
Total Risk-Based Capital ..............          15.59      15.36       8
Leverage Ratio ........................           9.96       9.80       3

PART II

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)

Commitments and Trends

In February 1996, the Company announced the stock purchase of a Lisbon, Iowa bank holding company and the purchase of certain assets and assumption of deposits of the Kalona, Iowa branch office of Boatmen's Bank Iowa, N.A. The Lisbon bank has approximately $16.5 million in assets and deposits of approximately $15 million. The Kalona office has assets of approximately $23 million and deposits of approximately $23 million. It is expected that both banks will be owned by the Company and operated as separately chartered banks. Both acquisitions are subject to various regulatory approvals. It is anticipated that both acquisitions will be completed in the third quarter of 1996.

The acquisitions of the two banks is expected to require an investment of approximately $6,000,000 and the funds for the acquisitions are expected to be provided from cash and the maturities of investment securities.

Other than the previously mentioned acquisitions, the Company has no material commitments or plans which will materially affect its liquidity or capital resources. The acquisition of property and equipment may be in cash purchases, or they may be financed if favorable terms are available.

As of December 31, 1995, the Company is of the opinion that there are no known trends or uncertainties which are expected that will have a material effect on the financial condition of the Company.


Item 8.  Financial Statements and Supplementary Data

The financial statements are included on Pages 25 through 47. The Registrant does not meet the requirements of Item 302 of Regulation S-K to include the supplementary financial information required by that item.

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
   and Stockholders
Hills Bancorporation
Hills, Iowa


               We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.




                             /s/ McGLADREY & PULLEN, LLP
                             ---------------------------


Iowa City, Iowa
January 25, 1996, except for Note 13, as to which the date is February 7, 1996

                              HILLS BANCORPORATION


                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                      (In Thousands, Except Share Amounts)



               ASSETS                                               1995        1994
                                                                  ---------   ---------

Cash and due from banks (Note 9) ..............................   $  11,883   $  10,805
Investment securities (Note 2):
   Available for sale (amortized cost 1995 $99,621;
      1994 $94,914) ...........................................     100,093      90,795
   Held to maturity (fair value 1995 $21,754;
      1994 $18,924) ...........................................      21,443      19,255
Federal funds sold ............................................      16,080       7,500
Loans, net (Notes 3, 7 and 10) ................................     318,546     300,821
Property and equipment, net (Note 4) ..........................       6,996       6,350
Accrued interest receivable ...................................       4,446       3,776
Deferred income taxes, net (Note 8) ...........................       1,474       2,935
Other assets ..................................................       3,646       2,675
                                                                  ---------   ---------
                                                                  $ 484,607   $ 444,912
                                                                  =========   =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Noninterest-bearing deposits ...............................   $  42,927   $  35,470
   Interest-bearing deposits (Note 5) .........................     349,330     337,368
                                                                  ---------   ---------
               Total deposits .................................   $ 392,257   $ 372,838
   Securities sold under agreements to repurchase .............      10,019       7,043
   Federal Home Loan Bank notes (Note 7) ......................      30,727      20,758
   Accrued interest payable ...................................       1,885       1,548
   Other liabilities ..........................................       1,171       1,068
                                                                  ---------   ---------
                                                                  $ 436,059   $ 403,255
                                                                  ---------   ---------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 13)

REDEEMABLE COMMON STOCK HELD BY EMPLOYEE STOCK
   OWNERSHIP PLAN (ESOP) (Note 6) .............................   $   5,271   $   5,210
                                                                  ---------   ---------

STOCKHOLDERS' EQUITY (Note 9)
   Capital stock, no par value; authorized
      2,000,000 shares; issued 1995 487,868 shares;
      1994 487,773 shares .....................................   $   8,925   $   8,915
   Retained earnings ..........................................      39,325      35,336
   Unrealized gains (losses) on debt securities, net ..........         298      (2,594)
                                                                  ---------   ---------
                                                                  $  48,548   $  41,657
   Less maximum cash obligation related to ESOP shares (Note 6)       5,271       5,210
                                                                  ---------   ---------
                                                                  $  43,277   $  36,447
                                                                  ---------   ---------
                                                                  $ 484,607   $ 444,912
                                                                  =========   =========

See Notes to Financial Statements.

                              HILLS BANCORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1995, 1994 and 1993
                      (In Thousands, Except Share Amounts)



                                                        1995         1994          1993
                                                      ---------    ---------    ---------
Interest income:
   Interest and fees on loans .....................   $  27,236    $  23,173    $  22,572
   Interest on investment securities:
      Taxable .....................................       5,189        5,158        4,883
      Nontaxable ..................................       1,034        1,040        1,052
   Interest on federal funds sold .................         519          212          524
                                                      ---------    ---------    ---------
                Total interest income .............   $  33,978    $  29,583    $  29,031
                                                      ---------    ---------    ---------

Interest expense:
   Interest on deposits ...........................   $  16,185    $  13,521    $  14,361
   Interest on securities sold under agreements
      to repurchase ...............................         409          204          184
   Interest on FHLB borrowings ....................       1,874        1,105          963
   Other ..........................................        --              4           12
                                                      ---------    ---------    ---------
                Total interest expense ............   $  18,468    $  14,834    $  15,520
                                                      ---------    ---------    ---------

                Net interest income ...............   $  15,510    $  14,749    $  13,511

Provision for loan losses (Note 3) ................         722          641          921
                                                      ---------    ---------    ---------
                Net interest income after provision
                  for loan losses .................   $  14,788    $  14,108    $  12,590
                                                      ---------    ---------    ---------

Other income:
   Loan origination fees ..........................   $     294    $     402    $   1,337
   Trust fees .....................................         755          681          567
   Deposit account charges and fees ...............       1,606        1,500        1,449
   Other fees and charges .........................         894          943          828
   Investment securities losses (Note 2) ..........        (111)        (215)        --
                                                      ---------    ---------    ---------
                                                      $   3,438    $   3,311    $   4,181
                                                      ---------    ---------    ---------
Other expenses:
   Salaries and employee benefits .................   $   5,492    $   5,127    $   4,767
   Occupancy ......................................         792          712          691
   Furniture and equipment ........................       1,099          989          918
   F.D.I.C. insurance .............................         424          793          753
   Office supplies and postage ....................         725          641          608
   Other ..........................................       2,443        2,378        2,562
                                                      ---------    ---------    ---------
                                                      $  10,975    $  10,640    $  10,299
                                                      ---------    ---------    ---------
                Income before income taxes ........   $   7,251    $   6,779    $   6,472

Federal and state income taxes (Note 8) ...........       1,994        1,845        1,799
                                                      ---------    ---------    ---------

                Net income ........................   $   5,257    $   4,934    $   4,673
                                                      =========    =========    =========

Average common and common equivalent shares .......     490,928      489,782      486,690
                                                      =========    =========    =========
Earnings per common and common equivalent share ...   $   10.71    $   10.07    $    9.60
                                                      =========    =========    =========


See Notes to Financial Statements.

                              HILLS BANCORPORATION


         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 6 AND 9)
                  Years Ended December 31, 1995, 1994 and 1993
                        (In Thousands, Except Share Data)

                                                                                                         Less
                                                                                                        Maximum
                                                                              Unrealized                 Cash
                                                                                 Gains       Less      Obligation
                                                                                On Debt      ESOP       Related
                                                        Capital    Retained   Securities,    Debt       To ESOP
                                                         Stock     Earnings      Net       Guarantee     Shares      Total
                                                       --------    --------   -----------  ---------   ----------- --------

Balance, December 31, 1992 .........................   $  8,668    $ 27,966    $   --      $   (391)   $ (4,234)   $ 32,009
   Issuance of 2,922 shares of common stock (Note 6)        230        --          --          --          --           230
   Payment on debt of ESOP .........................       --          --          --           196        --           196
   Change related to ESOP shares ...................       --          --          --          --          (382)       (382)
   Net income ......................................       --         4,673        --          --          --         4,673
   Cash dividends ($2.20 per share) ................       --        (1,066)       --          --          --        (1,066)
   Cumulative effect of accounting change ..........       --          --           283        --          --           283
                                                       --------    --------    --------    --------    ---------   --------
Balance, December 31, 1993 .........................   $  8,898    $ 31,573    $    283    $   (195)   $  (4,616)  $ 35,943
   Issuance of 370 shares of common stock ..........         34        --          --          --          --            34
   Redemption of 219 shares of common stock ........        (17)       --          --          --          --           (17)
   Payment on debt of ESOP .........................       --          --          --           195        --           195
   Change related to ESOP shares ...................       --          --          --          --          (594)       (594)
   Net income ......................................       --         4,934        --          --          --         4,934
   Cash dividends ($2.40 per share) ................       --        (1,171)       --          --          --        (1,171)
   Unrealized (losses) on debt securities, net .....       --          --        (2,877)       --          --        (2,877)
                                                       --------    --------    --------    --------    ---------   --------
Balance, December 31, 1994 .........................   $  8,915    $ 35,336    $ (2,594)   $   --      $ (5,210)   $ 36,447
   Issuance of 203 shares of common stock ..........         20        --          --          --          --            20
   Redemption of 108 shares of common stock ........        (10)       --          --          --          --           (10)
   Change related to ESOP shares ...................       --          --          --          --           (61)        (61)
   Net income ......................................       --         5,257        --          --          --         5,257
   Cash dividends ($2.60 per share) ................       --        (1,268)       --          --          --        (1,268)
   Unrealized gains on debt securities, net ........       --          --         2,892        --          --         2,892
                                                       --------    --------    --------    --------    ---------   --------
Balance, December 31, 1995 .........................   $  8,925    $ 39,325    $    298    $   --      $  (5,271)  $ 43,277
                                                       ========    ========    ========    ========    =========   ========

See Notes to Financial Statements.

                              HILLS BANCORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1995, 1994 and 1993
                                 (In Thousands)


                                                                                     1995        1994        1993
                                                                                   --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..................................................................   $  5,257    $  4,934    $  4,673
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation .............................................................        837         703         639
      Provision for loan losses ................................................        722         641         921
      Compensation paid by issuance of common stock ............................         10          17         230
      Deferred income taxes ....................................................       (238)       (145)       (245)
      (Increase) in accrued interest receivable ................................       (670)        (57)         (5)
      Amortization of bond discount ............................................        494         764         951
      (Increase) in other assets ...............................................       (971)        (14)     (2,113)
      Increase in accrued interest and other
         liabilities ...........................................................        440          92         122
                                                                                   --------    --------    --------
               Net cash provided by operating activities .......................   $  5,881    $  6,935    $  5,173
                                                                                   --------    --------    --------

CASH FLOWS FROM  INVESTING  ACTIVITIES
   Proceeds  from  maturities of investment securities:
      Available for sale .......................................................   $ 19,404    $ 29,216    $   --
      Held to maturity .........................................................      2,653       2,674      46,304
   Proceeds from sales of available for sale securities ........................     11,013       8,961        --
   Purchases of investment securities:
      Available for sale .......................................................    (35,563)    (26,180)       --
      Held to maturity .........................................................     (4,896)     (3,184)    (67,603)
   Federal funds sold, net .....................................................     (8,580)     (3,732)     16,125
   Loans made to customers, net of collections .................................    (18,447)    (38,485)    (15,121)
   Purchases of property and equipment .........................................     (1,483)     (1,210)     (1,199)
                                                                                   --------    --------    --------
               Net cash (used in) investing activities .........................   $(35,899)   $(31,940)   $(21,494)
                                                                                   --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits ....................................................   $ 19,419    $ 19,352    $ 19,434
   Net increase (decrease) in securities
      sold under agreements to repurchase ......................................      2,976       2,554      (1,004)
   Borrowings from FHLB ........................................................     15,000       5,000         790
   Payments on FHLB notes ......................................................     (5,031)        (32)       --
   Dividends paid ..............................................................     (1,268)     (1,171)     (1,066)
                                                                                   --------    --------    --------
               Net cash provided by financing activities .......................   $ 31,096    $ 25,703    $ 18,154
                                                                                   --------    --------    --------

               Increase in cash and due from banks .............................   $  1,078    $    698    $  1,833

CASH AND DUE FROM BANKS
   Beginning ...................................................................     10,805      10,107       8,274
                                                                                   --------    --------    --------
   Ending ......................................................................   $ 11,883    $ 10,805    $ 10,107
                                                                                   ========    ========    ========

See Notes to Financial Statements.

                              HILLS BANCORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1995, 1994 and 1993
                                 (In Thousands)



                                                           1995       1994        1993
                                                         --------   --------    --------
SUPPLEMENTAL DISCLOSURES
   Cash payments for:
      Interest paid to depositors and others .........   $ 15,868   $ 13,417    $ 14,614
      Interest paid on other obligations .............      2,263      1,313       1,166
      Income taxes ...................................      2,099      1,981       2,068

   Noncash financing transactions:
      Increase in stockholders' equity related
         to ESOP debt ................................   $   --     $    195    $    196
      Increase in maximum cash obligation
         related to ESOP shares ......................         61        594         382
      Net unrealized gains (losses) on debt securities      4,591     (4,593)        474


See Notes to Financial Statements.

                              HILLS BANCORPORATION

                          NOTES TO FINANCIAL STATEMENTS




Note 1. Nature of Activities and Significant Accounting Policies

         Nature of activities:

         Hills Bancorporation (the "Company") is a one-bank holding company engaged in the business of banking through its wholly-owned subsidiary, Hills Bank and Trust Company, Hills, Iowa (the "Bank"). The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units, and institutional customers primarily in the communities of Hills, Iowa City, Coralville, and North Liberty, Iowa. It operates the main bank in Hills and has office locations in downtown Iowa City, on South Gilbert Street in Iowa City, Coralville and North Liberty. The Bank competes with other financial institutions and nonfinancial institutions providing financial products. Although the loan activity of the Bank is diversified with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans, the Bank's credit is concentrated in real estate loans.

         Accounting estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of consolidation:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Hills Bank and Trust Company. All significant intercompany balances and transactions have been eliminated in consolidation.

         Investment securities:

         Held-to-maturity securities consist solely of debt securities which the Company has the positive intent and ability to hold to maturity and are stated at amortized cost.

         Available-for-sale securities consist of debt securities and marketable equity securities not classified as trading or held-to-maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

         Premiums and discounts on investments in debt securities are amortized over the contractual lives of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Realized gains and losses are included in income, determined on the basis of the cost of the specific securities sold. There were no trading securities as of December 31, 1995 and 1994.

         Loans:

         Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses.

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of principal is unlikely. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can reasonably be anticipated. The allowance is increased by provisions charged to expense and is reduced by net charge-offs. The Bank makes continuous reviews of the loan portfolio and considers current economic conditions, historical loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance.

         On January 1, 1995, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which requires loans to be considered impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The effect of the adoption of these statements was not material.

         The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due. Interest income on impaired loans is recognized on the cash basis.

         Loan fees and origination costs are reflected in the statement of income as collected or incurred. Compared to the net deferral method, this practice has no significant effect on income.

         Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using primarily declining-balance methods over the estimated useful lives of 7-40 years for buildings and improvements and 3-20 years for furniture and equipment.

         Deferred income taxes:

         Deferred income taxes are provided under the liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Stock options:

         Compensation expense for stock issued through stock options plans is accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation is measured as the difference between the estimated market value of the stock at the date of award less the amount required to be paid for the stock. The difference, if any, is charged to expense over the periods of service.

         Common stock held by ESOP:

         The Company's maximum cash obligation related to these shares is classified outside stockholders' equity because the shares are not readily traded and could be put to the Company for cash.

         Trust assets:

         Trust assets, other than cash deposits, held by the Bank in fiduciary or agency capacities for its customers are not included in these statements since they are not assets of the Company.

         Earnings per common and common equivalent share:

         Earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock option plan were determined using the treasury stock method. Earnings per share and common equivalent shares assuming full dilution are the same as earnings per common and common equivalent share.

         Statement of cash flows:

         For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Bank, deposits and federal funds purchased and sold are reported net.

         Recently issued accounting standards:

         The Company believes the adoption of recently issued accounting standards will not have a material or significant impact on its consolidated financial statements.

         Fair value of financial instruments:

         FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

              Off-balance sheet instruments:

              Fair values for outstanding letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the outstanding letters of credit is not believed to be significant at December 31, 1995. Unfunded loan commitments are not valued since the loans are generally priced at market at the time of funding.

              Cash and cash equivalents and federal funds sold:

              The carrying amounts reported in the balance sheet for cash and short-term instruments approximate their fair values.

              Investment securities:

              Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

              Loans receivable:

              For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

              Deposit liabilities:

              The fair values of demand deposits equal their carrying amounts which represent the amount payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

              Short-term borrowings:

              The  carrying  amounts  borrowings  under  repurchase   agreements
              approximate their fair values.

              Long-term borrowings:

              The fair values of the Bank's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

Note 2. Investment Securities

         The amortized cost and fair value of debt securities available for sale are as follows:

                                                Gross       Gross
                                  Amortized   Unrealized  Unrealized      Fair
                                    Cost        Gains       Losses        Value
                                  ---------   ----------  ----------    --------
                                              (Amounts In Thousands)

December 31, 1995:
   U. S. Treasury ..........     $ 41,094     $    330     $    149     $ 41,275
   U. S. Government
      agencies and
      corporations .........       58,527          511          220       58,818
                                 --------     --------     --------     --------
            Total ..........     $ 99,621     $    841     $    369     $100,093
                                 ========     ========     ========     ========


December 31, 1994:
   U. S. Treasury ...........    $54,894      $     2     $ (2,421)     $ 52,475
   U. S. Government
      agencies and
      corporations ..........     40,020          --        (1,700)       38,320
                                 -------      -------     --------      --------
            Total ...........    $94,914      $     2     $ (4,121)     $ 90,795
                                 =======      =======     ========      ========

         The amortized cost and fair value of debt securities held to maturity are as follows:

                                               Gross      Gross
                                 Amortized  Unrealized  Unrealized    Fair
                                   Cost       Gains       Losses      Value
                                 ---------  ----------  ----------   -------
                                            (Amounts In Thousands)
December 31, 1995:
   States and political
      subdivisions ...........   $21,443     $   387     $    76     $21,754
                                 =======     =======     =======     =======

December 31, 1994:
   States and political
      subdivisions ...........   $19,255     $   144     $  (475)    $ 18,924
                                 =======     =======     =======     ========

         Gross losses realized on sales of investment securities totaled $111,000, $215,000 and none for the years ended December 31, 1995, 1994 and 1993.

         The contractual maturity distribution of investment securities as of December 31, 1995 is summarized as follows:

                                       Available For Sale     Held To Maturity
                                       ------------------    -------------------
                                       Amortized    Fair     Amortized    Fair
                                          Cost      Value      Cost       Value
                                       ---------  --------   ---------  --------
                                                 (Amounts In Thousands)

Due in one year or less ............   $ 20,393   $ 20,274   $  2,686   $  2,706
Due after one year through
   five years ......................     79,228     79,819     10,753     10,919
Due after five years through
   ten years .......................       --         --        7,939      8,058
Due over ten years .................       --         --           65         71
                                       --------   --------   --------   --------
            Total ..................   $ 99,621   $100,093   $ 21,443   $ 21,754
                                       ========   ========   ========   ========

         As of December 31, 1995 investment securities with a carrying value of $27,139 were pledged to collateralize public and trust deposits, short-term borrowings, and for other purposes, as required or permitted by law.


Note 3. Loans

         The composition of loans is as follows:

                                                             December 31,
                                                       -------------------------
                                                         1995             1994
                                                       --------         --------
                                                         (Amounts In Thousands)

Agricultural .................................         $ 19,000         $ 17,826
Commercial and financial .....................           26,810           26,024
Real estate:
   Construction ..............................            7,937            6,933
   Mortgage ..................................          239,899          225,342
Loans to individuals .........................           31,640           30,906
                                                       --------         --------
                                                       $325,286         $307,031
Less allowance for loan losses ...............            6,740            6,210
                                                       --------         --------
                                                       $318,546         $300,821
                                                       ========         ========

         Changes in the allowance for loan losses are as follows:

                                                    Year Ended December 31,
                                              ----------------------------------
                                                1995        1994          1993
                                              -------      -------      --------
                                                    (Amounts In Thousands)

Balance, beginning ......................     $ 6,210      $ 5,775      $ 5,190
   Provision charged to expenses ........         722          641          921
   Recoveries ...........................         730          854          725
   Loans charged off ....................        (922)      (1,060)      (1,061)
                                              -------      -------      -------
Balance, ending .........................     $ 6,740      $ 6,210      $ 5,775
                                              =======      =======      =======

         Information about impaired loans as of and for the year ended December 31, 1995 is as follows:

          Loans receivable for which there is a
               related allowance for credit losses         $   --
          Loans receivable for which there is no
               related allowance for credit losses          5,465
                                                           ------
         Total impaired loans                              $5,465
                                                           ======


          Related allowance for credit losses              $  - -
          Average balance                                   5,617
          Interest income recognized                          491

         No allowance for credit losses has been recognized for impaired loans because the loans have been charged off to the net present value of the future cash flows or to the fair value of the collateral if the loan is collateral dependent.

Note 4. Property and Equipment

         The major classes of property and equipment and the total accumulated depreciation are as follows:

                                                   December 31,
                                              --------------------
                                                1995         1994
                                              -------      -------
                                             (Amounts In Thousands)

Land ....................................     $ 1,362      $ 1,362
Buildings and improvements ..............       5,358        4,620
Furniture and equipment .................       6,900        6,256
                                              -------      -------
                                              $13,620      $12,238
Less accumulated depreciation ...........       6,624        5,888
                                              -------      -------
            Net .........................     $ 6,996      $ 6,350
                                              =======      =======



Note 5. Interest-Bearing Deposits

         A summary of these deposits is as follows:

                                                             December 31,
                                                      --------------------------
                                                        1995              1994
                                                      --------          --------
                                                        (Amounts In Thousands)

NOW and other demand .......................          $ 35,463          $ 47,008
Savings ....................................            85,502            66,521
Time, $100,000 and over ....................            29,451            27,252
Other time .................................           198,914           196,587
                                                      --------          --------
                                                      $349,330          $337,368
                                                      ========          ========


Note 6. Employee Benefit Plans

         The Company has an Employee Stock Ownership Plan established to provide retirement benefits for its employees. The Plan borrowed $1,953,000 from a bank in 1985 and acquired 57,400 shares of the Company's stock, which were pledged as collateral on the bank note. The Company committed to annual ESOP contributions sufficient to service the debt until the debt was retired in 1994 and has made discretionary contributions normally in the maximum amount permitted by IRS regulations.

         The Company's contribution to the Plan has been allocated as follows:

                                              1995           1994           1993
                                              ----           ----           ----
                                                    (Amounts In Thousands)

Compensation ......................           $ 76           $ 67           $513
Interest ..........................            --               4             12
                                              ----           ----           ----
                                              $ 76           $ 71           $525
                                              ====           ====           ====

         In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value. To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity. As of December 31, 1995, 52,711 shares held by the ESOP, at a fair value of $100 per share, have been reclassified from stockholders' equity to liabilities.

         In 1994, the Company adopted a profit-sharing plan with a 401(k) feature which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $419,000 for 1995 and $464,000 for 1994.

         The Company has a Stock Incentive Plan for certain key employees and directors whereby 43,600 shares of common stock have been reserved for awards in the form of stock options or stock awards. A Stock Option Committee grants options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Directors may exercise options immediately and officers' rights under the plan vest over a five-year period from the date of the grant. Additional compensation is accrued equivalent to the amount of dividends that would have been paid on the stock had the options been exercised. Such compensation is payable upon exercise of the options.

         The committee is authorized to grant awards of common stock and authorized the issuance of 203 and 370 shares of common stock to a group of employees in 1995 and 1994, respectively.

         A summary of the stock option transactions are as follows:

                                                    Number
                                                      Of              Option
                                                    Shares             Price
                                                    ------            ------

Balance, January 1, 1994 ..................         15,523         $76.00-$78.50
   Exercised ..............................           --
   Forfeited ..............................           --
                                                    ------
Balance, December 31, 1994 ................         15,523
   Exercised ..............................           --
   Forfeited ..............................           --
                                                    ------
Balance, December 31, 1995 ................         15,523         $76.00-$78.50
                                                    ======

         As of December 31, 1995, options for 7,535 shares of common stock were exercisable.


Note 7. Federal Home Loan Bank Borrowings

         As of December 31, 1995 the borrowings were as follows:

                                                                  (In Thousands)

Due August 31, 1996, 5.41% .................................          $ 5,000
Due August 29, 1997, 6.60% .................................            5,000
Due June 5, 1998, 5.74% ....................................           10,000
Due August 5, 1999, 6.57% ..................................            5,000
Due February 22, 2000, 7.73% ...............................            5,000
Due August 11, 2008, 6.00% .................................              727
                                                                      -------
                                                                      $30,727
                                                                      =======

         The borrowings are collateralized by 1-4 family mortgage loans with a face amount of $46,090.

Note 8. Income Taxes

         Income taxes for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

                                        1995             1994             1993
                                      -------          -------          --------
                                                (Amounts In Thousands)

Current:
   Federal ..................         $ 1,828          $ 1,630          $ 1,718
   State ....................             404              360              326
Deferred ....................            (238)            (145)            (245)
                                      -------          -------          -------
                                      $ 1,994          $ 1,845          $ 1,799
                                      =======          =======          =======

         Deferred income tax liabilities and assets arose from the following temporary differences:

                                                    December 31,
                                              ------------------------
                                               1995     1994     1993
                                              ------   ------   ------
                                                (Amounts In Thousands)

Deferred income tax assets:
   Unrealized losses on debt securities ...   $   --   $1,525   $   --
   Allowance for loan losses ..............    2,135    1,938    1,760
   Certain accrued expenses ...............      166      107       96
   Other ..................................       43       24       24
                                              ------   ------   ------
            Gross tax assets ..............   $2,344   $3,594   $1,880
                                              ------   ------   ------
Deferred income tax liabilities:
   Property and equipment .................   $  591   $  570   $  535
   FHLB dividends .........................      105       80       80
   Unrealized gains on debt securities ....      174       --      190
   Other ..................................       --        9       --
                                              ------   ------   ------
            Gross tax liabilities .........      870      659      805
                                              ------   ------   ------
            Net deferred income tax asset .   $1,474   $2,935   $1,075
                                              ======   ======   ======

         The net change in the deferred income taxes for the years ended December 31, 1995, 1994 and 1993 is reflected in the financial statements as follows:

                                                    Year Ended December 31,
                                              ----------------------------------
                                                1995        1994          1993
                                              -------      -------      --------
                                                 (Amounts In Thousands)

Statement of income .....................     $  (238)     $  (145)     $  (245)
Statement of stockholders' equity .......       1,699       (1,715)         190
                                              -------      -------      -------
                                              $ 1,461      $(1,860)     $   (55)
                                              -------      -------      -------

         The income tax provisions for the years ended December 31, 1995, 1994 and 1993 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

                           1995                 1994                 1993
                    -------------------  -------------------  ------------------
                                  % Of                 % Of                % Of
                                 Pretax               Pretax              Pretax
                     Amount      Income   Amount      Income   Amount     Income
                    -------      ------  -------      ------  -------     ------
                                 (Amounts In Thousands)

Expected
   provision ....   $ 2,465       34.0%  $ 2,305       34.0%  $ 2,200      34.0%
Tax-exempt
   interest .....      (530)      (7.3)     (551)      (8.1)     (543)     (8.4)
Interest
   expense
   limitation ...        87        1.2        75        1.1        68       1.1
State income
   taxes, net
   of federal
   income tax
   benefit ......       245        3.4       225        3.3       247       3.8
Income tax
   credits ......      (250)      (3.5)     (195)      (2.9)     (110)     (1.7)
Other ...........       (23)       (.3)      (14)       (.2)      (63)     (1.0)
                    -------      ------  -------      ------  -------     ------
                    $ 1,994       27.5%  $ 1,845       27.2%  $ 1,799      27.8%
                    =======      ======  =======      ======  =======     ======

Note 9. Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions

         Federal regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions' assets and off-balance sheet items.

         Risk-based capital standards include requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

         A comparison of the Bank's capital as of December 31, 1995 with the minimum requirements is presented below.

                                                                      Minimum
                                                            Actual  Requirements
                                                            ------- ------------

Tier 1 Risk-Based Capital .....................              14.10%     4.00%
Total Risk-Based Capital ......................              15.36      8.00
Leverage Ratio ................................               9.80      3.00

         According to FDIC capital guidelines, the Bank is considered to be "Well Capitalized."

         The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings which could be available for the payment of dividends to the Company total approximately $8,700,000 as of December 31, 1995.

         The Bank is required to maintain  reserve  balances in cash or with the
         Federal  Reserve  Bank.   Reserve  balances   totaled   $3,389,000  and
         $4,764,000 as of December 31, 1995 and 1994, respectively.


Note 10. Related Party Transactions

          Certain directors of the Company and companies with which they are affiliated and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

         The following is an analysis of the changes in the loans to related parties during the years ended December 31, 1995 and 1994:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                       1995              1994
                                                     -------            --------
                                                       (Amounts In Thousands)

Balance, beginning .......................           $ 9,011            $ 8,097
   Advances ..............................             1,327              1,493
   Collections ...........................              (790)              (579)
                                                     -------            -------
Balance, ending ..........................           $ 9,548            $ 9,011
                                                     =======            =======


         Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.


Note 11. Fair Value of Financial Instruments

         The carrying value and estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 are as follows:


                                                 1995                   1994
                                         ---------------------  --------------------
                                          Carrying  Estimated   Carrying  Estimated
                                           Amount   Fair Value   Amount   Fair Value
                                          --------  ----------  --------  ----------
                                                     (Amounts In Thousands)

Cash and due from
   banks ..............................   $ 11,883   $ 11,883   $ 10,805   $ 10,805
Federal funds sold ....................     16,080     16,080      7,500      7,500
Investment securities .................    121,536    121,847    110,050    109,719
Loans .................................    318,546    321,553    300,821    300,101
Accrued interest
   receivable .........................      4,446      4,446      3,776      3,776
Deposits ..............................    392,257    394,390    372,838    371,703
Securities sold under
   agreements to
   repurchase .........................     10,019     10,019      7,043      7,043
Borrowings from
   Federal Home Loan
   Bank ...............................     30,727     30,973     20,758     20,854
Accrued interest
   payable ............................      1,885      1,885      1,548      1,548

                                               Face Amount          Face Amount
                                               -----------          -----------
Off-balance sheet
   instruments:
   Loan commit-
      ments $ .........................     50,456    $    --   $ 61,976   $     --
   Letters of credit ..................      5,822         --      4,694         --



Note 12. Parent Company Only Financial Information

         Following is condensed financial information of the Company (parent company only):

                                 BALANCE SHEETS
                           December 31, 1995 and 1994
                             (Amounts In Thousands)

                             ASSETS                         1995       1994
                                                          --------   --------

 Cash .................................................   $    316   $    271
 Investment securities available for sale .............        300        300
 Investment in subsidiary bank ........................     47,727     40,852
 Other assets .........................................        205        234
                                                          --------   --------
             Total assets .............................   $ 48,548   $ 41,657
                                                          ========   ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities ..........................................   $     --   $     --
                                                          --------   --------
 Redeemable common stock held by ESOP ...............     $  5,271   $  5,210
                                                          --------   --------
 Stockholders' equity:
    Capital stock .....................................   $  8,925   $  8,915
    Retained earnings .................................     39,325     35,336
    Unrealized gains (losses) on debt
       securities, net ................................        298     (2,594)
                                                          --------   --------
                                                          $ 48,548   $ 41,657
    Less maximum cash obligation related
       to ESOP shares .................................      5,271      5,210
                                                          --------   --------
             Total stockholders' equity ...............   $ 43,277   $ 36,447
                                                          --------   --------
             Total liabilities and stockholders' equity   $ 48,548   $ 41,657
                                                          ========   ========



                              STATEMENTS OF INCOME
                  Years Ended December 31, 1995, 1994 and 1993
                             (Amounts In Thousands)



                                                    1995      1994        1993
                                                  -------    -------    -------

Interest on investment securities .............   $    20    $    11    $    12
Dividends received from subsidiary ............     1,272      1,212      1,164
Operating expenses ............................       (20)       (20)       (69)
                                                  -------    -------    -------
            Income before income taxes
              and equity in subsidiary's
              undistributed income ............   $ 1,272    $ 1,203    $ 1,107
Income tax benefit (expense) ..................         2          5         23
                                                  -------    -------    -------
                                                  $ 1,274    $ 1,208    $ 1,130
Equity in subsidiary's undistributed
   income .....................................     3,983      3,726      3,543
                                                  -------    -------    -------
            Net income ........................   $ 5,257    $ 4,934    $ 4,673
                                                  =======    =======    =======

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1995, 1994 and 1993
                             (Amounts In Thousands)



                                              1995       1994       1993
                                             -------    -------    -------

Cash flows from operating activities:
   Net income ............................   $ 5,257    $ 4,934    $ 4,673
   Noncash items included in net income:
      Undistributed earnings of subsidiary    (3,983)    (3,726)    (3,543)
      (Increase) in other assets .........        39        123        (12)
      Increase (decrease) in liabilities .      --         --          (23)
                                             -------    -------    -------
            Net cash provided by operating
              activities .................   $ 1,313    $ 1,331    $ 1,095
                                             -------    -------    -------
Cash flows from investing activities:
   Proceeds from maturities of investment
      securities .........................   $   300    $   300    $     3
   Purchase of investment securities .....      (300)      (300)      --
                                             -------    -------    -------
            Net cash provided by investing
              activities .................   $    --    $    --    $     3
                                             -------    -------    -------
Cash flows (used in) financing activities,
   cash dividends paid ...................   $(1,268)   $(1,171)   $(1,066)
                                             -------    -------    -------
            Increase in cash .............   $    45    $   160    $    32
Cash balance:
   Beginning .............................       271        111         79
                                             -------    -------    -------
   Ending ................................   $   316    $   271    $   111
                                             =======    =======    =======


Note 13. Commitments and Contingencies

         Concentrations of credit risk:

         All of the Bank's loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $8,619,000. The concentrations of credit by type of loan are set forth in Note 3. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson County, Iowa.

         Contingencies:

         In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank's financial statements.

         Financial instruments with off-balance sheet risk:

         The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit card participations and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank's commitments at December 31, 1995 and 1994 is as follows:

                                                             1995      1994
                                                           -------   -------
                                                          (Amounts In Thousands)

Firm loan commitments and unused portion of
   lines of credit:
   Home equity loans ...............................       $ 2,333   $ 2,298
   Credit card participations ......................         5,123     5,175
   Commercial, real estate and
      home construction ............................        18,103    27,178
   Commercial lines ................................        24,897    27,325
Outstanding letters of credit ......................         5,822     4,694

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties. Credit card participations are the unused portion of the holders' credit limits. Such amounts represent the maximum amount of additional unsecured borrowings.

         Outstanding letters of credit are the conditional commitments issued by the Bank to guarantee the performance of a customer to a third party and collateralize the customer's borrowing arrangement with other creditors. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.


Note 14. Subsequent Events

         As of February 7, 1996, the Company entered into agreements to purchase a bank and a branch location of another bank in nearby Lisbon and Kalona, Iowa, respectively. The purchase transactions are subject to regulatory approval and are expected to be completed in the third quarter of 1996. Total assets to be acquired in the transactions are approximately $39 million. The transactions are expected to require an investment of approximately $6 million which will be funded from cash and the maturities of investment securities.

PART II

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None

PART III


Item 10. Directors and Executive Officers of the Registrant

         Information concerning directors is contained in the Registrant's Proxy Statement under the heading "Information Concerning Nominees for Election as Directors" and "Information Concerning Directors Other Than Nominees," which sections are incorporated herein by this reference.

         The following table sets forth the name, age and principal occupation of the Executive Officers of the Registrant and Executive Officers of the Bank. All officers of the Registrant and the Bank are elected annually for one-year terms of office.

                                                                                                              Year First
                                                      Position With Registrant Or Bank                         Elected
                                                          And Principal Occupation                            Officer Of
                                                          And Employment During The                           Registrant
     Name                     Age                             Past Five Years                                   (Bank)
     ----                     ---                     ---------------------------------                       ----------

Dwight O. Seegmiller ......   43    Director of Registrant and Bank; President, Registrant and Bank              1986
                                                                                                                (1975)

William H. Olin, D.D.S ....   72    Director of Registrant and Bank; Chairman of the Board, Bank;                1984
                                      Vice-President of the Registrant; Dentist, University of Iowa
                                      Hospitals and Clinics

Earlis Rohret .............   71    Director of Registrant and Bank; Vice-President of the Registrant; Farmer    1984

James G. Pratt ............   47    Treasurer of Registrant; Senior Vice-President and Controller of Bank        1985
                                      from January 1986 to present                                              (1982)

Thomas J. Cilek ...........   49    Secretary of Registrant; Senior Vice-President of Bank from August 1986      1988
                                      to present                                                                (1986)


Item 11. Executive Compensation

         Information  required  by this item is  contained  in the  Registrant's
         Proxy  Statement  under  the  heading   "Executive   Compensation   and
         Benefits," which section is incorporated herein by this reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information required by this item is contained in the Registrant's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Report on Executive Compensation," which sections are incorporated herein by this reference.


Item 13. Certain Relationships and Related Transactions

         Information required by this item is contained in the Registrant's Proxy Statement under the heading "Loans To and Certain Other Transactions With Executive Officers and Directors," which section is incorporated herein by this reference.

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

                                                                       Form 10-K
                                                                       Reference

         (a) 1. Financial Statements

                Independent  auditor's  report on the  financial
                    statements
                Consolidated  balance sheets as of December 31,
                    1995 and 1994
                Consolidated  statements of income for the years
                    ended  December 31,  1995,   1994  and  1993
                Consolidated   statements  of stockholders' equity
                    for the years ended December 31, 1995, 1994
                    and 1993
                Consolidated  statements of cash flows for the years
                    ended  December  31,  1995,  1994  and  1993
                Notes to financial statements

         (a) 2. Financial Statements Schedules

                All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         (a) 3. Exhibits

                Exhibit  3 -  Articles  of  Incorporation  and  Bylaws  filed as
                Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

                Exhibit  10(a) - Material  Contract  (Employee  Stock  Ownership
                Plan) filed as Exhibit 10(a) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

                Exhibit 10(b) - Material Contract (1993 Stock Incentive Plan) filed as Exhibit 10 (b) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

                Exhibit  10(c)  -  Material   Contract  is  attached   (Deferred
                Compensation Plans)

                Exhibit 11 - Statement Re Computation of Earnings Per Common Share.

                Exhibit 21 - Subsidiaries  of the Registrant.

                Exhibit 23 - Consent of Accountants.

                Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K:

             There were no reports on Form 8-K for the three months ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HILLS BANCORPORATION


Date  3/25/96                    By /s/ Dwight O. Seegmiller
                                    --------------------------------------------
                                    Dwight O. Seegmiller, Director and President

Date  3/25/96                    By /s/ James G. Pratt
                                    --------------------------------------------
                                    James G. Pratt, Treasurer and Chief
                                      Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date  3/25/96                    By /s/ Willis M. Bywater
                                    --------------------------------------------
                                    Willis M. Bywater, Director

Date  3/25/96                    By /s/ Thomas J. Gill
                                    --------------------------------------------
                                    Thomas J. Gill, Director

Date  3/25/96                    By /s/ Donald H. Gringer
                                    --------------------------------------------
                                    Donald H. Gringer, Director

Date  3/25/96                    By /s/ Richard W. Oberman
                                    --------------------------------------------
                                    Richard W. Oberman, Director

Date  3/25/96                    By /s/ William H. Olin
                                    --------------------------------------------
                                    William H. Olin, Director

Date  3/25/96                    By /s/ Theodore H. Pacha
                                    --------------------------------------------
                                    Theodore H. Pacha, Director

Date  3/25/96                    By /s/ Ann S. Rhodes
                                    --------------------------------------------
                                    Ann M. Rhodes, Director

Date  3/25/96                    By /s/ Earlis Rohret
                                    --------------------------------------------
                                    Earlis Rohret, Director

Date  3/25/96                    By /s/ Ronald E. Stutsman
                                    --------------------------------------------
                                    Ronald E. Stutsman, Director

Date  3/25/96                    By /s/ Earl M. Yoder
                                    --------------------------------------------
                                    Earl M. Yoder, Director

                              HILLS BANCORPORATION
                       ANNUAL REPORT ON FORM 10-K FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1995

                                  EXHIBIT INDEX

                                                              Page Number
                                                           In the Sequential
Exhibit                                                     Numbering System
Number                  Description                        For 1995 Form 10-K
-------                 -----------                        ------------------
10   Material contracts

11   Statement Re Computation of Earnings Per Common Share

21   Subsidiaries of the Registrant ......................

23   Consent of Independent Certified Public Accountants .

27   Financial Data Schedule .............................