Form 10-Q
period 1996-03-31
HILLS BANCORPORATION
filed 1996-05-15
CIK 732417

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

                  For the quarterly period ended March 31, 1996

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

                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                      SHARES OUTSTANDING
          CLASS                                       AT April 30, 1996
          -----                                       ------------------

Common Stock, no par value                                1,463,604

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                           Page
                                                                          Number

Item 1.   Financial Statements

          Consolidated balance sheets, March 31, 1996 (unaudited) and December 31, 1995

          Consolidated statements of income, (unaudited) for three months ended March 31, 1996 and 1995

          Consolidated statement of stockholders' equity, (unaudited) for three months ended March 31, 1996 and 1995

          Consolidated statements of cash flows (unaudited) for three months ended March 31, 1996 and 1995

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

Item 3.   Defaults upon senior securities

Item 4.   Submission of matters to vote of security holders

Item 5.   Other information

Item 6.   Exhibits and reports on Form 8-K


SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                          March 31,
                                                            1996    December 31,
                                                          Unaudited     1995
                                                          --------- ------------
ASSETS
Cash and due from banks ...............................   $  10,163    $  11,883
Investment securities:
    Available for sale (amortized cost
      March 31, 1996 $103,715;
      December 31, 1995 $99,621) ......................     103,540      100,093
    Held to maturity (fair value
      March 31, 1996 $22,371;
      December 31, 1995 $21,754) ......................      22,180       21,443
Federal funds sold ....................................      11,345       16,080
Loans, net ............................................     321,659      318,546
Property and equipment, net ...........................       7,041        6,996
Accrued interest receivable ...........................       4,966        4,446
Deferred income taxes, net ............................       1,713        1,474
Other assets ..........................................       3,544        3,646
                                                          ---------    ---------
                                                          $ 486,151    $ 484,607
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits ..........................   $  36,300    $  42,927
Interest-bearing deposits .............................     357,841      349,330
                                                          ---------    ---------
    Total deposits ....................................   $ 394,141    $ 392,257
Federal funds purchased and securities
    sold under agreements to repurchase ...............       9,728       10,019
Federal Home Loan Bank notes ..........................      30,727       30,727
Accrued interest payable ..............................       1,835        1,885
Other liabilities .....................................       1,545        1,171
                                                          ---------    ---------
                                                          $ 437,976    $ 436,059
                                                          ---------    ---------

REDEEMABLE COMMON STOCK HELD BY
    EMPLOYEE STOCK OWNERSHIP PLAN
    (ESOP) ............................................   $   5,719    $   5,271
                                                          ---------    ---------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
    authorized 2,000,000 shares;
    issued 1,463,604 shares ...........................   $   8,925    $   8,925
Retained earnings .....................................      39,360       39,325
Unrealized gains (losses) on debt securities, net .....        (110)         298
                                                          ---------    ---------
                                                          $  48,175    $  48,548
Less, maximum cash obligation related to ESOP shares ..       5,719        5,271
                                                          ---------    ---------
                                                          $  42,456    $  43,277
                                                          ---------    ---------
                                                          $ 486,151    $ 484,607
                                                          =========    =========

*   Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1996 and 1995
                      (In Thousands, Except Per Share Data)

                                                      1996       1995
                                                    -------------------
Interest income:
    Interest and fees on loans ..................   $  6,999   $  6,371
    Interest on investment securities
      Taxable ...................................      1,418      1,234
      Non-taxable ...............................        277        261
    Other interest income .......................        168         40
                                                    --------   ---------
    Total interest income .......................   $  8,862   $  7,906
                                                    --------   ---------

Interest expense:
    Interest on deposits ........................   $  4,243   $  3,669
    Interest on securities sold under
       agreements to repurchase .................        100         92
    Interest on FHLB notes ......................        489        366
                                                    --------   ---------

    Total interest expense ......................   $  4,832   $  4,127
                                                    --------   ---------
    Net interest income .........................   $  4,030   $  3,779

Provision for loan losses .......................        180        180
                                                    --------    --------

       Net interest income after
         provision for loan losses ..............   $  3,850   $  3,599
                                                    --------   ---------

Other income:
    Real estate origination fees ................   $    111   $     19
    Trust fees ..................................        185        151
    Deposit account charges and fees ............        375        373
    Other fees and charges ......................        281        250
                                                    --------   ---------
                                                    $    952   $     793
                                                    --------   ---------

Other expenses:
    Salaries and employee benefits ..............   $  1,550   $  1,340
    Occupancy expenses ..........................        212        190
    Furniture and equipment .....................        266        253
    F.D.I.C. insurance ..........................          2        209
    Office supplies and postage .................        176        177
    Other operating .............................        601        541
                                                    --------   ---------
                                                    $  2,807   $   2,710
                                                    --------   ---------
       Income before income taxes ...............   $  1,995   $  1,682

Federal and state income taxes ..................   $    569   $    465
                                                    --------   ---------

       Net income ...............................   $  1,426   $  1,217
                                                    ========   =========

Per common share:
     Net income                                     $    .97   $    .83
     Dividend, January ..........................        .95        .87
     Weighted average
        of common outstanding stock .............  1,473,069  1,472,397

See Note to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 1996 and 1995
                                 (In Thousands)


                                                           Capital     Retained   Unrealized    ESOP
                                                Total       Stock      Earnings     Losses   Obligations
                                               -------     -------     --------   ---------- -----------

Balance, January 1, 1996 .................     $43,277     $ 8,925     $39,325     $   298     $(5,271)
Net income ...............................       1,426           0       1,426           0           0
Change related to ESOP shares ............        (448)          0           0           0           0

Cash dividends ($.97 per share) ..........      (1,391)          0      (1,391)          0        (448)
Unrealized gains (losses) on debt
  securities, net ........................        (408)          0           0        (408)          0
                                               -------     -------     -------     -------     -------
Balance, March 31, 1996 ..................     $42,456     $ 8,925     $39,360     $  (110)    $(5,719)
                                               =======     =======     =======     =======     =======


Balance, January 1, 1995 .................     $36,447     $ 8,915     $35,336     $(2,594)    $(5,210)
Net income ...............................       1,217           0       1,217           0           0
Change related to ESOP shares ............         (55)          0           0           0         (55)
Cash dividends ($.95 per share) ..........      (1,268)          0      (1,268)          0           0
Unrealized gains (losses) on
  debt securities, net ...................       1,129           0           0       1,129           0
                                               -------     -------     -------     -------     -------
Balance, March 31, 1995 ..................     $37,470     $ 8,915     $35,285     $(1,465)    $(5,265)
                                               =======     =======     =======     =======     =======


See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                 (In Thousands)

                                                                                     1996        1995
- -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  1,426    $  1,217
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        206         202
    Provision for loan losses ..................................................        180         180
    (Increase) decrease in accrued interest receivable .........................       (520)       (397)
    Amortization of bond discount ..............................................        135         138
    (Increase) in other assets .................................................        102         (12)
    Increase in accrued interest and other liabilities .........................        324         451
                                                                                   --------    --------
    Net cash provided by operating activities ..................................   $  1,853    $  1,779
                                                                                   --------    --------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment
  securities:
    Available for sale .........................................................   $  2,000    $  4,000
    Held to maturity ...........................................................        300         330
Purchase of investment securities:
    Available for sale .........................................................     (6,214)     (3,510)
    Held to maturity ...........................................................     (1,052)       (551)
Federal funds sold, net ........................................................      4,735       6,712
Loans made to customers, net of collections ....................................     (3,293)     (6,563)
Purchases of property and equipment ............................................       (251)       (379)
                                                                                   --------    --------
    Net cash (used in) investing activities ....................................   $ (3,775)   $     39
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $  1,884    $ (8,049)
    Net increase (decrease) in securities sold
       under agreements to repurchase ..........................................       (291)      1,498
    Borrowings from FHLB .......................................................    - - - -       5,000
    Dividends paid .............................................................     (1,391)     (1,268)
                                                                                   --------    --------
       Net cash provided by financing activities ...............................   $    202    $ (2,819)
                                                                                   --------    --------
       Increase in cash and due from banks .....................................   $ (1,720)   $ (1,001)

CASH AND DUE FROM BANKS
    Beginning ..................................................................   $ 11,883      10,805
                                                                                   --------    --------
    Ending .....................................................................   $ 10,163    $  9,804
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors and others ..................................   $  4,293    $  3,698
       Interest paid on other obligations ......................................        589         458
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................        448         (55)
       Net unrealized gains (losses) on debt securities ........................       (647)      1,129


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


Note 2.  Loans

         The following tables set forth the composition of loans and the allowance for loan losses:

                                                              (In thousands)
                                                                  March 31
                                                           ---------------------
                                                             1996         1995
                                                           ---------------------

Agricultural .........................................     $ 18,991     $ 19,000
Commercial and financial .............................       28,307       26,810
Real estate, construction ............................        8,510        7,937
Real estate, mortgage ................................      241,075      239,899
Loans to individual ..................................       31,618       31,640
                                                           --------     --------
                                                           $328,501     $325,286
Less allowance for loan losses .......................        6,842        6,740
                                                           --------     --------
                                                           $321,659     $318,546
                                                           ========     ========

Transactions in the allowance for loan losses are as follows:

                                                   (In thousands)
                                                    Three months
                                                    ended March 31
                                                 -------------------
                                                   1996        1995

Balance, beginning .........................      $6,740      $6,210
  Provision charged to expense .............         180         180
  Net charge-offs ..........................         (78)        (72)
                                                  ------      ------
Balance, ending ............................      $6,842      $6,318
                                                  ======      ======

         The  following   summarizes   the  Company's   nonaccrual,   past  due,
restructured and impaired loans:

                                                      (In thousands)
                                                         March 31
                                                     ----------------
                                                      1996      1995
                                                     ----------------

Nonaccrual ....................................      $  389   $     0
Accruing loans, past due 90 days or more ......       1,475     1,625
Restructured ..................................           0         0
Impaired ......................................       5,350     5,460

There are no impaired loans as of March 31, 1996


Note 3.  Stock Split

     On April 17, 1996, the Company affected a three for one stock split in the form of a stock dividend when it issued a stock dividend of two additional shares for each share then held. The number of shares outstanding and per share information has been retroactively restated for all periods presented.

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF THE FINANCIAL CONDITION AND RESULTS OF OPERATION


The consolidated balance sheet of Hills Bancorporation as of March 31, 1996 reflects total assets of $486.2 million which is an increase of $1.5 million from December 31, 1995. Net loans are $321.7 million which represents an increase of $3.1 million from December 31, 1995. Compared to one year ago, total assets have increased from $444.9 million to $486.2 million for an increase of $41.3 million. Also during this time, net loans increased $14.5 million to $321.7 million as of March 31, 1996. These loan increases were primarily single family residential loans in the Iowa City and Coralville area. Investment securities total $125.7 million as of March 31, 1996, an increase of $4.2 million from December 31, 1995 and a $14.3 million increase in investment securities since March 31, 1995. Federal funds sold decreased during the first quarter of 1996 by $4.7 million and have increased from March 31, 1995 to March 31, 1996 by $10.6 million. Interest rates on investment securities increased during the last part of the quarter ending March 31, 1996 resulting in a net change in unrealized losses on investment securities of $647,000. This had the effect of decreasing stockholders' equity by $408,000 at March 31, 1996. Comparing the change in unrealized losses between March 31, 1995 to March 31, 1996 an increase in equity of $1,355,000 was shown.

Deposits (when federal funds purchased and securities sold under agreements to repurchase are included) as of March 31, 1996 totaled $403.9 million, an increase of $1.6 million for the first three months. March 31, 1996 deposits, including repos, have grown $30.6 million from March 31, 1995. Borrowings from the FHLB have increased from $25,758,000 to $30,727,000 during the last twelve months with no increase in borrowings occurring in the first quarter of 1996. Asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Management attempts to provide the optimal net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January 1996, Hills Bancorporation paid a dividend of $.95 per share, a 9.62% increase from the $.87 paid in January 1995. The total dividend of $1,391,000 is deducted from stockholders' equity and is reflected in the
resulting   stockholders'   equity  as  of  March  31,   1996  of   $42,456,000.
Stockholders' equity at March 31, 1996 and December 31, 1995 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes.

The total stockholders' equity of Hills Bancorporation before the reduction for the ESOP shares as a percent of total assets is 9.91%. Under risk-based capital rules, total capital is 14.59% of risk-adjusted assets, compared to the current 8% requirement.

The consolidated net income for the three months ended March 31, 1996 was $1,426,000 compared to $1,217,000 for the same period ended March 31, 1995. This is an increase of $209,000 representing earnings per share for the three months of $.97 compared to $.83 for the same three months in 1995. Net interest income for 1996 is up by $251,000 over 1995 and is primarily the result of earning assets being $34.9 million higher in 1996 compared to 1995. The provisions for loan losses are the same for both quarters presented and is reflective of management's overall opinion of the loan portfolio at this time, the growth of the loan portfolio, and the level of the reserve as of March 31, 1996.

Other income of the bank was $952,000 compared to $793,000 for the three months ended March 31, 1996 and 1995, respectively. Loan origination fees amounted to $111,000 for the three month period ended March 31, 1996 compared to only $19,000 in 1995. The Trust Department fees were $185,000 and $151,000 for the three months ending March 31, 1996 and 1995, respectively and represents primarily an increase in accounts under management.

Other expenses have increased from $2,710,000 for the three months ended March 31, 1995 to $2,807,000 for the period ended March 31, 1996. Of this net increase of $97,000, salaries and employee benefits accounted for a $210,000 increase. This is a combination of salary increases and the number of full-time equivalent employees increasing from March 31, 1995 to March 31, 1996 by ten employees. For the quarter ending March 31, 1996 compared to the same period in 1995, the major increase in net income is accounted for by a reduction of F.D.I.C. insurance premiums. The premium for 1996 will be $2,000 for the year compared to $424,000 for 1995. The occupancy, furniture and equipment, office supplies and the other operating expenses totaled $1,255,000 for the three months ending March 31, 1996 compared to $1,161,000 for the same period in 1995. Federal and state income taxes for 1996 are more than in 1995, primarily the result of increased income before taxes.

The Bank's principal sources of funds continues to be prepayment of loan principal and current amortized loan payments. In addition, funds are provided from current operations. All of the funds are used to fulfill loan commitments, make short-term investments, and fund any deposit withdrawals needed.

In February 1996, the Company announced the stock purchase of a Lisbon, Iowa bank holding company and the purchase of certain assets and assumption of deposits of the Kalona, Iowa branch office of Boatmen's Bank of Iowa, Inc. The Lisbon bank has approximately $16.5 million in assets. The Kalona office has deposits of about $22 million. It is expected that both banks will be owned by the Company and operated as separately chartered banks. Both acquisitions are subject to various regulatory approvals, including a separate state bank charter for the Kalona Bank since it is presently an office location of Boatmen's Bank. It is anticipated that both acquisitions will be completed in the third quarter of 1996.

The acquisitions of the two banks is expected to require an investment of approximately $6,000,000 and the funds for the acquisitions are expected to be provided by deposit growth and the maturities of investment securities.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit
                   See exhibit 11 - Statement Re Computation of Earnings Per Common Share

                   See exhibit 27 - Financial Data Schedule

              (b)  Reports on Form 8-K
                   No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     HILLS BANCORPORATION
                                    (Registrant)



May 14, 1996                         /s/ Dwight O. Seegmiller
- ------------------------------       -------------------------------
Date                                 Dwight O. Seegmiller, President

                                     (Duly authorized officer of the registrant)


                                     /s/ James G. Pratt
                                     -------------------------------------------
                                     James G. Pratt, Treasurer
                                     (Principal Financial Officer)