Form 10-Q
period 1996-06-30
HILLS BANCORPORATION
filed 1996-08-14
CIK 732417

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

                  For the quarterly period ended June 30, 1996

                         Commission file number: 0-12668


                              Hills Bancorporation


Incorporated in Iowa                              I.R.S. Employer Identification
                                                  ------------------------------
                                                           No. 42-1208067

                       131 MAIN STREET, HILLS, IOWA 52235

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          SHARES OUTSTANDING
          CLASS                                            at July 31, 1996
- --------------------------                                ------------------
Common Stock, no par value                                    1,463,604

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION



Item 1.   Financial Statements

               Consolidated balance sheets, June 30, 1996 (unaudited)
                   and December 31, 1995
               Consolidated statements of income, (unaudited) for three and six months ended June 30, 1996 and 1995
               Consolidated statement of stockholders' equity, (unaudited) Consolidated statements of cash flows (unaudited) for three and six months ended June 30, 1996 and 1995
               Notes to consolidated financial statements

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

Item 6.   Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                          June 30,  December 31,
                                                             1996       1995*
                                                          --------- ------------
                                                          Unaudited
ASSETS
Cash and due from banks ...............................   $  10,269    $  11,883
Investment securities:
    Available for sale (amortized cost
      June 30, 1996 $105,705;
      December 31, 1995 $99,621) ......................     104,884      100,093
    Held to maturity (fair value
      June 30, 1996 $20,980;
      December 31, 1995 $21,754) ......................      21,036       21,443
Federal funds sold ....................................       9,962       16,080
Loans, net ............................................     327,681      318,546
Property and equipment, net ...........................       6,945        6,996
Accrued interest receivable ...........................       4,468        4,446
Deferred income taxes, net ............................       1,951        1,474
Other assets ..........................................       3,683        3,646
                                                          ---------    ---------
                                                          $ 490,879    $ 484,607
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits ..........................   $  40,228    $  42,927
Interest-bearing deposits .............................     362,330      349,330
                                                          ---------    ---------
    Total deposits ....................................   $ 402,558    $ 392,257
Federal funds purchased and securities
    sold under agreements to repurchase ...............       5,066       10,019
Federal Home Loan Bank notes ..........................      30,727       30,727
Accrued interest payable ..............................       1,826        1,885
Other liabilities .....................................       1,380        1,171
                                                          ---------    ---------
                                                          $ 441,557    $ 436,059
                                                          ---------    ---------

REDEEMABLE COMMON STOCK HELD BY
    EMPLOYEE STOCK OWNERSHIP PLAN
    (ESOP) ............................................   $   5,802    $   5,271
                                                          ---------    ---------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
    authorized 1996 10,000,000 shares; 1995
    2,000,000 shares; issued 1996 1,463,604
    shares; 1995 487,773 shares .......................   $   8,925    $   8,925
Retained earnings .....................................      40,915       39,325
Unrealized gains (losses) on debt securities, net .....        (518)         298
                                                          ---------    ---------
                                                          $  49,322    $  48,548
Less maximum cash obligation related to ESOP shares ...       5,802        5,271
                                                          ---------    ---------
                                                          $  43,520    $  43,277
                                                          ---------    ---------
                                                          $ 490,879    $ 484,607
                                                          =========    =========
*   Derived from audited financial statements.


See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                Three and Six Months Ended June 30, 1996 and 1995
                      (In Thousands, Except Per Share Data)


                                                                      Three Months Ended          Six Months Ended
                                                                            June 30                    June 30
                                                                     ---------------------    ------------------------
                                                                       1996        1995         1996          1995
                                                                     -------     ---------    ----------    ----------
Interest Income:
    Interest and fees on loans ...............................       $ 7,123     $   6,848    $   14,122    $   13,259
    Interest on investment securities
      Taxable ................................................         1,478         1,210         2,896         2,404
      Non-taxable ............................................           269           260           546           521
    Other interest income ....................................           133            63           301           103
                                                                     -------     ---------    ----------    ----------
    Total interest income ....................................       $ 9,003     $   8,381    $   17,865    $   16,287
                                                                     -------     ---------    ----------    ----------
Interest Expense:
    Interest on deposits .....................................       $ 4,253     $   4,061    $    8,496    $    7,730
    Interest on securities sold under
      agreements to repurchase ...............................            67            76           167           168
    Interest on FHLB borrowings ..............................           488           468           977           834
                                                                     -------     ---------    ----------    ----------

      Total interest expense .................................       $ 4,808     $   4,605    $    9,640    $    8,732
                                                                     -------     ---------    ----------    ----------
      Net interest income ....................................       $ 4,195     $   3,776    $    8,225    $    7,555

Provision for loan losses ....................................           180           180           360           360
                                                                     -------     ---------    ----------    ----------
      Net interest income after
        provision for loan losses ............................       $ 4,015     $   3,596    $    7,865    $    7,195
                                                                     -------     ---------    ----------    ----------
Other Income:
    Real estate origination fees .............................      $     94     $      57    $      205    $       76
    Trust fees ...............................................           223           177           408           328
    Deposit account charges and fees .........................           397           410           772           783
    Other fees and charges ...................................           246           224           527           474
                                                                    --------     ---------    ----------    ----------
                                                                    $    960     $     868    $    1,912    $    1,661
                                                                    --------     ---------    ----------    ----------
Other Expenses:
    Salaries and employee benefits ...........................      $  1,513     $   1,369    $    3,063    $    2,709
    Occupancy expenses .......................................           207           186           419           376
    Furniture and equipment ..................................           254           271           520           524
    F.D.I.C. insurance .......................................             0           203             1           412
    Office supplies and postage ..............................           186           167           362           344
    Other operating ..........................................           619           655         1,221         1,196
                                                                    --------     ---------    ----------    ----------
                                                                    $  2,779     $   2,851    $    5,586    $    5,561
                                                                    --------     ---------    ----------    ----------

      Income before income taxes .............................      $  2,196     $   1,613    $    4,191    $    3,295

Federal and state income taxes ...............................           641           447         1,210           912
                                                                    --------     ---------    ----------    ----------

      Net Income .............................................      $  1,555     $   1,166    $    2,981    $    2,383
                                                                    ========     =========    ==========    ==========

Per common share:
     Net income ..............................................      $   1.05     $     .79    $     2.02    $     1.62
                         Dividend, January ...................             0             0           .95           .87
                         Weighted average
                          of common outstanding
                          stock ..............................     1,474,643     1,472,397     1,476,216     1,472,397

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 1996 and 1995
                                 (In Thousands)



                                                             Capital    Retained   Unrealized     ESOP
                                                   Total      Stock     Earnings     Losses    Obligations
                                                 -------     -------    --------   ----------  -----------
Balance, January 1, 1996 ...................     $43,277     $ 8,925     $39,325     $   298     $(5,271)
Net income .................................       2,981           0       2,981           0           0
Change related to ESOP shares ..............        (531)          0           0           0        (531)
Cash dividends ($.95 per share) ............      (1,391)          0      (1,391)          0           0
Unrealized gains (losses) on debt
  securities, net ..........................        (816)          0           0        (816)          0
                                                 -------     -------     -------     -------     -------
Balance, June 30, 1996 .....................     $43,520     $ 8,925     $40,915     $  (518)    $(5,802)
                                                 =======     =======     =======     =======     =======


Balance, January 1, 1995 ...................     $36,447     $ 8,915     $35,336     $(2,594)    $(5,210)
Net income .................................       2,383           0       2,383           0           0
Change related to ESOP shares ..............        (116)          0           0           0        (116)
Cash dividends ($.87 per share) ............      (1,268)          0      (1,268)          0           0
Unrealized gains (losses) on
  debt securities, net .....................       2,309           0           0       2,309           0
                                                 -------     -------     -------     -------     -------
Balance, June 30, 1995 .....................     $39,755     $ 8,915     $36,451     $  (285)    $(5,326)
                                                 =======     =======     =======     =======     =======

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995
                                 (In Thousands)

                                                                                     1996        1995
                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  2,981    $  2,383
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        412         405
    Provision for loan losses ..................................................        360         360
    (Increase) decrease in accrued interest receivable .........................        (22)       (377)
    Amortization of bond discount ..............................................        266         257
    (Increase) in other assets .................................................        (37)        (94)
    Increase in accrued interest and other liabilities .........................        150         351
                                                                                   --------    --------
    Net cash provided by operating activities ..................................   $  4,110    $  3,285
                                                                                   --------    --------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $  6,000    $  8,000
    Held to maturity ...........................................................      2,852       2,127
Purchase of investment securities
    Available for sale .........................................................    (12,321)     (9,319)
    Held to maturity ...........................................................     (2,474)     (1,481)
Federal funds sold, net ........................................................      6,118       1,875
Loans made to customers, net of collections ....................................     (9,495)    (15,527)
Purchases of property and equipment ............................................       (361)       (618)
                                                                                   --------    --------
    Net cash (used in) investing activities ....................................   $ (9,681)   $(14,943)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $ 10,301    $ (3,806)
    Net increase (decrease) in securities sold
       under agreements to repurchase ..........................................     (4,953)      1,776
    Borrowings from FHLB .......................................................          0      15,000
    Dividends paid .............................................................     (1,391)     (1,268)
                                                                                   --------    --------
       Net cash provided by financing activities ...............................   $  3,957    $ 11,702
                                                                                   --------    --------
       Increase (decrease) in cash and due from banks ..........................   $ (1,614)   $     44

CASH AND DUE FROM BANKS
    Beginning ..................................................................   $ 11,883      10,805
                                                                                   --------    --------
    Ending .....................................................................   $ 10,269    $ 10,849
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors and others ..................................   $  8,555    $  7,596
       Interest paid on other obligations ......................................      1,144       1,002
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................        531         116
       Net unrealized gains (losses) on debt securities ........................       (816)      2,309

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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


Note 2.  Loans

         The following tables set forth the composition of loans and the allowance for loan losses:

                                                            (In thousands)
                                                                June 30
                                                       -------------------------
                                                         1996             1995
                                                       --------         --------

          Agricultural .........................       $ 18,983         $ 18,016
          Commercial and financial .............         26,501           27,776
          Real estate, construction ............          8,707            9,068
          Real estate, mortgage ................        248,745          236,349
          Loans to individuals .................         31,641           30,924
                                                       --------         --------
                                                       $334,577         $322,133
          Less allowance for loan losses .......          6,896            6,529
                                                       --------         --------
                                                       $327,681         $315,604
                                                       ========         ========

              Transactions in the allowance for loan losses are as follows:

                                                               (In thousands)
                                                                 Six months
                                                                ended June 30
                                                             ------------------
                                                              1996        1995
                                                             ------      ------

              Balance, beginning ..........................  $6,740      $6,210
                Provision charged to expense...............     360         360
                Net charge-offs ...........................    (204)        (41)
              Balance, ending .............................  $6,896      $6,529
                                                             ======      ======

         The  following   summarizes   the  Company's   nonaccrual,   past  due,
         restructured and impaired loans:

                                                                (In thousands)
                                                                   June 30
                                                             -------------------
                                                              1996         1995
                                                             ------       ------

          Nonaccrual ......................................  $  339       $  205
          Accruing loans, past due 90 days or more ........     777        1,062
          Restructured loan ...............................       0            0
          Impaired loans ..................................   5,820            *

         * Not determined prior to adoption of FASB Statement No. 114.

                                PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF THE FINANCIAL CONDITION AND RESULTS OF OPERATION



The consolidated balance sheet of Hills Bancorporation as of June 30, 1996 reflects total assets of $490.9 million which is an increase of $6.3 million from December 31, 1995. Net loans are $327.7 million which represents an increase of $9.1 million from December 31, 1995. Compared to one year ago, total assets have increased from $461.7 million to $490.9 million for an increase of $29.2 million. Also since June 1995, net loans increased $11.7 million to $327.7 million as of June 30, 1996. These loan increases were primarily single family residential loans in the Iowa City and Coralville area. Investment securities total $125.9 million as of June 30, 1996, an increase of $4.4 million from December 31, 1995 and a $11.8 million increase in investment securities since June 30, 1995. Federal funds sold decreased during the first half of 1996 by $6.1 million and have increased from June 30, 1995 to June 30, 1996 by $4.3 million. Interest rates on investment securities increased during the six months ended June 30, 1996 resulting in a net change in unrealized losses on investment securities of $1,293,000. This had the effect of decreasing stockholders' equity by $816,000 at June 30, 1996. Comparing this component of equity between June 30, 1995 to June 30, 1996 a decrease of $233,000 was shown.

Deposits (when federal funds purchased and securities sold under agreements to repurchase are included) as of June 30, 1996 totaled $407.6 million, an increase of $5.3 million in six months. June 30, 1996 deposits, including repos, have grown $29.8 million since June 30, 1995. Borrowings from the FHLB have decreased from $35,758,000 to $30,727,000 during the last twelve months with no increase in borrowings occurring in the first half of 1996.

Significant changes in the balance sheet are subject to asset-liability management, which encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January 1996, Hills Bancorporation paid a dividend of $.95 per share, a 9.20% increase from the $.87 paid in January 1995. Stockholders' equity at June 30, 1996 and December 31, 1995 reflects an adjustment for unrealized gains (losses) on debt securities, net of income taxes.

The total stockholders' equity as of June 30, 1996 (before the reduction for the ESOP shares) as a percent of total assets was 10.05%. Under risk-based capital rules, total capital is 14.34% of risk-adjusted assets, compared to the current 8% requirement.

The consolidated net income for the six months ended June 30, 1996 was $2,981,000 compared to $2,383,000 for the same period ended June 30, 1995. This is an increase of $598,000 representing an earnings per share for the six months of $2.02 compared to $1.62 for the same six months in 1995. Net interest income for 1996 is up by $908,000 over 1995 and is primarily the result of earning assets being $33.7 million higher in 1996 compared to 1995. The provisions for loan losses are the same for both periods presented and is reflective of management's assessment of the loan portfolio. Net income for the three months ended June 30, 1996 and 1995 was $1,555,000 and $1,166,000; respectively. This represents an increase in earnings per common share of $.26 from $.79 per share to $1.05 per share. The primary factors for the increases are an increase of net interest income (due to a higher volume of earning assets) and F.D.I.C. insurance savings of $203,000.

Other income of the bank was $1,912,000 compared to $1,661,000 for the six months ended June 30, 1996 and 1995, respectively. Loan origination fees amounted to $205,000 for the six month period ended June 30, 1996 compared to only $76,000 in 1995. Trust fees were $408,000 and $328,000 for the six months ended June 30, 1996 and 1995, respectively and represents primarily an increase in accounts under management.

Other expenses have increased from $5,561,000 for the six months ended June 30, 1995 to $5,586,000 for the period ended June 30, 1996. Of this net increase of $25,000, salaries and employee benefits accounted for a $354,000 increase. This is a combination of salary increases and the number of full-time equivalent employees increasing from June 30, 1995 to June 30, 1996 by eight employees. For the six months ended June 30, 1996 compared to the same period in 1995, the major increase in net income is accounted for by a reduction of F.D.I.C. insurance premiums from $412,000 in 1995 to $1,000 in 1996. Occupancy, furniture and equipment, office supplies and the other operating expenses totaled $2,522,000 for the six months ending June 30, 1996 compared to $2,440,000 for the same period in 1995. Federal and state income taxes for 1996 are more than in 1995, primarily the result of increased income before taxes.

The Bank's principal sources of funds continues to be prepayment of loan principal and current amortized loan payments. In addition, funds are provided from current operations. All of the funds are used to fulfill loan commitments, make short-term investments, and fund any deposit withdrawals needed.

In February 1996, the Company announced the stock purchase of a Lisbon, Iowa bank holding company and the purchase of certain assets and assumption of deposits of the Kalona, Iowa branch office of Boatmen's Bank of Iowa, Inc. It is expected that both banks will be owned by the Company and operated as separately chartered banks. Both acquisitions were subject to various regulatory approvals, including a separate state bank charter for the Kalona Bank. The acquisition of the Lisbon holding company was completed on July 12, 1996 and the total assets of its bank were $17.3 million.

The Kalona branch office at Boatmen's Bank has deposits of about $22 million. It is expected that the Kalona acquisition will be completed in the third quarter of 1996.

The acquisitions of the two banks is expected to require an investment of approximately $6,000,000. The funds for the acquisitions are expected to be provided from federal funds sold and the maturities of investment securities.

Other than these acquisitions, the Company has no material commitments or plans which will materially affect its liquidity or capital resources. The acquisition of property and equipment may be in cash purchases, or they may be financed if favorable terms are available.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting held on April 15, 1996, the security holders approved the following:

            (a) To  adopt a  proposed  amendment  to the  Restated  Articles  of
                Incorporation increasing the authorized capital stock of the Company from 2,000,000 to 10,000,000 shares of common stock without par value. This enabled the Company to effect a 3-for-1 stock split on April 17, 1996.

            (b) Elected  William H. Olin,  DDS;  Theodore  H.  Pacha;  Ann Marie
                Rhodes; and Ronald E. Stutsman to three-year terms to the Board of Directors expiring at the 1999 Annual Meeting.

Item 5.   Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibit See exhibit II - Statement Re Computation of Earnings Per Common Share

          (b) Reports on Form 8-K No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                                      HILLS BANCORPORATION
                                                          (Registrant)



August 13, 1996                                  /s/ Dwight O. Seegmiller
- ---------------------------                      -------------------------------
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