Form 10-Q
period 1996-09-30
HILLS BANCORPORATION
filed 1996-11-13
CIK 732417

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

               For the quarterly period ended September 30, 1996

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

                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                      SHARES OUTSTANDING
          CLASS                                       at October 31, 1996
--------------------------                            -------------------
Common Stock, no par value                                  1,463,604

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                      Page
                                                                     Number

Item 1.   Financial Statements

               Consolidated balance sheets, September 30, 1996 (unaudited)
                   and December 31, 1995
               Consolidated statements of income, (unaudited) for three and nine months ended September 30, 1996 and 1995
               Consolidated statement of stockholders' equity, (unaudited)
                   for three and nine months ended September 30, 1996 and 1995
               Consolidated statements of cash flows (unaudited) for three and nine months ended September 30, 1996 and 1995
               Notes to consolidated financial statements

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

Item 6.   Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      September 30,
                                                           1996     December 31,
                                                        Unaudited     1995*
                                                      ------------- ------------
ASSETS
Cash and due from banks ...............................   $  12,968    $  11,883
Investment securities:
    Available for sale (amortized cost
      September 30, 1996 $111,358;
      December 31, 1995 $99,621) ......................     111,853      100,093
    Held to maturity (fair value
      September 30, 1996 $21,985;
      December 31, 1995 $21,754) ......................      21,914       21,443
Federal funds sold ....................................       3,762       16,080
Loans, net ............................................     360,928      318,546
Property and equipment, net ...........................       8,472        6,996
Accrued interest receivable ...........................       5,211        4,446
Deferred income taxes, net ............................       1,843        1,474
Other assets ..........................................       9,876        3,646
                                                          ---------    ---------
                                                          $ 536,827    $ 484,607
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits ..........................   $  45,246    $  42,927
Interest-bearing deposits .............................     402,887      349,330
                                                          ---------    ---------
    Total deposits ....................................   $ 448,133    $ 392,257
Federal funds purchased and securities
    sold under agreements to repurchase ...............       7,972       10,019
Federal Home Loan Bank notes ..........................      25,795       30,727
Accrued interest payable ..............................       1,964        1,885
Other liabilities .....................................       1,854        1,171
                                                          ---------    ---------
                                                          $ 485,718    $ 436,059
                                                          ---------    ---------

REDEEMABLE COMMON STOCK HELD BY
    EMPLOYEE STOCK OWNERSHIP PLAN
    (ESOP) ............................................   $   6,040    $   5,271
                                                          ---------    ---------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
    authorized 1996 10,000,000 shares; 1995
    2,000,000 shares; issued 1996 1,463,604
    shares; 1995 487,773 shares .......................   $   8,925    $   8,925
Retained earnings .....................................      42,495       39,325
Unrealized gains (losses) on debt securities, net .....        (311)         298
                                                          ---------    ---------
                                                          $  51,109    $  48,548
Less, maximum cash obligation related to ESOP shares ..       6,040        5,271
                                                          ---------    ---------
                                                          $  45,069    $  43,277
                                                          ---------    ---------
                                                          $ 536,827    $ 484,607
                                                          =========    =========


*   Derived from audited financial statements.


See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 1996 and 1995
                      (In Thousands, Except Per Share Data)

                                                             Three Months Ended     Nine Months Ended
                                                                September 30           September 30
                                                             -------------------    ------------------
                                                              1996        1995       1996       1995
                                                             -------    --------    -------    -------
Interest Income:
    Interest and fees on loans .......................       $ 7,618     $ 7,041    $21,740    $20,300
    Interest on investment securities
      Taxable ........................................         1,628       1,273      4,524      3,677
      Non-taxable ....................................           281         249        827        770
    Other interest income ............................            79         180        380        283
                                                             -------     -------    -------    -------
    Total interest income ............................       $ 9,606     $ 8,743    $27,471    $25,030
                                                             -------     -------    -------    -------

Interest Expense:
    Interest on deposits .............................       $ 4,557     $ 4,193    $13,053    $11,923
    Interest on securities sold under
      agreements to repurchase .......................            62         102        229        270
    Interest on FHLB borrowings ......................           459         546      1,436      1,380
                                                             -------     -------    -------    -------
      Total interest expense .........................       $ 5,078     $ 4,841    $14,718    $13,573
                                                             -------     -------    -------    -------
      Net interest income ............................       $ 4,528     $ 3,902    $12,753    $11,457

Provision for loan losses ............................           187         180        547        540
                                                             -------     -------    -------    -------
      Net interest income after
        provision for loan losses ....................       $ 4,341     $ 3,722    $12,206    $10,917
                                                             -------     -------    -------    -------

Other Income:
    Real estate origination fees .....................       $    76     $   139    $   281    $   215
    Trust fees .......................................           195         154        603        482
    Deposit account charges and fees .................           425         419      1,197      1,202
    Other fees and charges ...........................           254         235        781        709
                                                             -------     -------    -------    -------
                                                             $   950     $   947    $ 2,862    $ 2,608
                                                             -------     -------    -------    -------

Other Expenses:
    Salaries and employee benefits ...................       $ 1,608     $ 1,538    $ 4,671    $ 4,247
    Occupancy expenses ...............................           224         203        643        579
    Furniture and equipment ..........................           278         277        798        801
    F.D.I.C. insurance ...............................           - -         (24)         1        388
    Office supplies and postage ......................           228         189        590        533
    Other operating ..................................           747         479      1,968      1,675
                                                             -------     -------    -------    -------
                                                             $ 3,085     $ 2,662    $ 8,671    $ 8,223
                                                             -------     -------    -------    -------

      Income before income taxes .....................       $ 2,206     $ 2,007    $ 6,397    $ 5,302

Federal and state income taxes .......................           626         568      1,836      1,480
                                                             -------    --------    -------   --------
      Net Income .....................................       $ 1,580    $  1,439    $ 4,561   $  3,822
                                                             =======    ========    =======   ========

Per common share:
     Net income ......................................       $  1.07   $     .98    $  3.09   $   2.60
     Dividend, January ...............................            --          --        .95        .87
     Weighted average of common outstanding
       stock .........................................     1,476,374   1,472,448  1,476,847  1,472,496


See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 1996 and 1995
                                 (In Thousands)

                                                             Capital   Retained  Unrealized     ESOP
                                                   Total      Stock    Earnings    Losses    Obligations
                                                  -------    -------   --------  ----------- -----------
Balance, January 1, 1996 .....................    $43,277    $ 8,925    $39,325    $   298    $(5,271)
Net income ...................................      4,561        - -      4,561        - -        - -
Change related to ESOP shares ................       (769)       - -        - -        - -       (769)
Cash dividends ($.95 per share) ..............     (1,391)       - -     (1,391)       - -        - -
Unrealized gains (losses) on debt
  securities, net ............................       (609)       - -        - -       (609)       - -
                                                  -------    -------    -------    -------     ------
Balance, September 30, 1996 ..................    $45,069    $ 8,925    $42,495    $  (311)   $(6,040)
                                                  =======    =======    =======    =======    =======


Balance, January 1, 1995 .....................    $36,447    $ 8,915    $35,336    $(2,594)   $(5,210)
Net income ...................................      3,822        - -      3,822        - -        - -
Change related to ESOP shares ................       (171)       - -        - -        - -       (171)
Cash dividends ($.87 per share) ..............     (1,268)       - -     (1,268)       - -        - -
Unrealized gains (losses) on
  debt securities, net .......................      2,512        - -        - -      2,512        - -
                                                  -------    -------    -------    -------    -------
Balance, September 30, 1995 ..................    $41,342    $ 8,915    $37,890    $   (82)   $(5,381)
                                                  =======    =======    =======    =======    =======

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                 (In Thousands)

                                                                                     1996       1995
                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  4,561    $  3,822
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        637         607
    Provision for loan losses ..................................................        547         540
    (Increase) decrease in accrued interest receivable .........................       (448)     (1,178)
    Amortization of bond discount ..............................................        398         374
    (Increase) in other assets .................................................        (44)     (1,150)
    Amortization of intangibles ................................................         45       - - -
    Increase in accrued interest and other liabilities .........................        549         628
                                                                                   --------    --------
    Net cash provided by operating activities ..................................   $  6,245    $  3,643
                                                                                   --------    --------

CASH FLOWS FROM  INVESTING  ACTIVITIES  Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 13,000    $ 13,000
    Held to maturity ...........................................................      2,902       2,382
Purchase of investment securities
    Available for sale .........................................................    (19,451)    (14,458)
    Held to maturity ...........................................................     (3,418)     (2,876)
Federal funds sold, net ........................................................     23,766      (3,355)
Loans made to customers, net of collections ....................................    (22,264)    (16,375)
Purchases of property and equipment ............................................       (675)     (1,092)
Business acquisitions, net of cash and cash equivalents acquired of
  $910,000 - 1996; $0 - 1995
    Investment securities available for sale ...................................     (6,640)      - - -
    Federal funds ..............................................................    (11,448)      - - -
    Loans, net .................................................................    (20,665)      - - -
    Property and equipment .....................................................     (1,438)      - - -
    Accrued interest receivable ................................................       (317)      - - -
    Intangible assets ..........................................................     (4,293)      - - -
    Other assets ...............................................................     (1,938)      - - -
    Deposits and accrued interest ..............................................     39,019       - - -
    Borrowings from FHLB .......................................................        100       - - -
    Other liabilities ..........................................................         60       - - -
                                                                                   --------    --------
    Net cash (used in) investing activities ....................................   $(13,700)   $(22,774)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $ 17,010    $  6,482
    Net increase (decrease) in securities sold
       under agreements to repurchase ..........................................     (2,047)      3,260
    Borrowings from FHLB .......................................................        - -      10,000
    Payments on FHLB ...........................................................     (5,032)        (31)
    Dividends paid .............................................................     (1,391)     (1,268)
                                                                                   --------    --------
       Net cash provided by financing activities ...............................   $  8,540    $ 18,443
                                                                                   --------    --------
       Increase in cash and due from banks .....................................   $  1,085    $   (688)

CASH AND DUE FROM BANKS
    Beginning ..................................................................   $ 11,883      10,805
                                                                                   --------    --------
    Ending .....................................................................   $ 12,968    $ 10,117
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors and others ..................................   $ 13,127    $ 11,639
       Interest paid on other obligations ......................................      1,665       1,650
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................        769         171
       Net unrealized gains (losses) on debt securities ........................       (609)      2,512

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


Note 2. Loans

     The following tables set forth the composition of loans and the allowance for loan losses:

                                                            (In thousands)
                                                             September 30
                                                         1996             1995
                                                       --------        ---------

Agricultural .................................         $ 23,811         $ 19,591
Commercial and financial .....................           30,800           27,569
Real estate, construction ....................            8,507            7,886
Real estate, mortgage ........................          272,161          236,763
Loans to individual ..........................           32,935           31,455
                                                       --------         --------
                                                       $368,214         $323,264
Less allowance for loan losses ...............            7,286            6,608
                                                       --------         --------
                                                       $360,928         $316,565
                                                       ========         ========

     Transactions in the allowance for loan losses are as follows:

                                                            (In thousands)
                                                             Nine months
                                                          ended September 30
                                                          ------------------
                                                             1996     1995
                                                            ------   ------

              Balance, beginning ....................       $6,740   $6,210
                Allowance related to acquisitions ...          350      - -
                Provision charged to expense ........          547      540
                Net charge-offs .....................         (351)    (142)
                                                            ------   ------
              Balance, ending .......................       $7,286   $6,608
                                                            ======   ======

     The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                        (In thousands)
                                                         September 30
                                                     -------------------
                                                      1996        1995
                                                     ------     --------

Nonaccrual .....................................     $  339     $    - -
Accruing loans, past due 90 days or more .......      1,079        1,146
Restructured loan ..............................        - -          - -
Impaired loans .................................      5,970            *


*  Not determined prior to adoption of FASB Statement No. 114.

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF THE FINANCIAL CONDITION AND RESULTS OF OPERATION



These financial statements include for the first time the acquisition of the Lisbon Bank and Trust Company on July 12, 1996 and the purchase of certain assets and assumption of deposits of the Kalona, Iowa branch office of Boatmen's Bank of Iowa, Inc. on September 20, 1996. The acquisitions accounted for approximately $40 million in asset growth, $22 million in net loan increase, an increase of $18 million in investment securities and other assets, and $40 million in deposits and other funding sources growth. The acquisitions required resources of $7.6 million.

The consolidated balance sheet of Hills Bancorporation as of September 30, 1996 reflects total assets of $536.8 million which is an increase of $52.2 million from December 31, 1995. Net loans are $360.9 million which represents an increase of $42.3 million from December 31, 1995. Compared to one year ago, total assets have increased from $470.3 million to $536.8 million for an increase of $66.5 million. Also since September, 1995, net loans increased $44.3 million to $360.9 million as of September 30, 1996. These loan increases were the result of the $22 million in loans acquired in the two acquisitions discussed above and increases primarily in single family residential loans in the Iowa City and Coralville area. Investment securities total $133.8 million as of September 30, 1996, an increase of $12.2 million from December 31, 1995 and an $18.2 million increase in investment securities since September 30, 1995. Federal funds sold decreased primarily due to the acquisitions and the increase in net loans. Interest rates on investment securities increased during the last nine months ending September 30, 1996 resulting in a net change in unrealized losses on investment securities of $967,000. This had the effect of decreasing stockholders' equity by $609,000 at September 30, 1996. Comparing this component of equity between September 30, 1995 to September 30, 1996 a decrease of $229,000 was shown.

Deposits (when federal funds purchased and securities sold under agreements to repurchase are included) as of September 30, 1996 totaled $456.1 million, an increase of $53.8 million in nine months. September 30, 1996 deposits, including repos, have grown $66.5 million since September 30, 1995. Borrowings from the FHLB have decreased from $30,727,000 to $25,795,000 during the last twelve months.

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

In January 1996, Hills Bancorporation paid a dividend of $.95 per share, a 9.20% increase from the $.87 paid in January 1995. Stockholders' equity at September 30, 1996 and December 31, 1995 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes.

The total stockholders' equity as of September 30, 1996 (before the reduction for the ESOP shares) as a percent of total assets was 9.52%. Under risk-based capital rules, total capital is 15.05% of risk-adjusted assets, compared to the current 8% requirement.

The consolidated net income for the nine months ended September 30, 1996 was $4,561,000 compared to $3,822,000 for the same period ended September 30, 1995. This is an increase of $739,000 representing an earnings per share for the nine months of $3.09 compared to $2.60 for the same nine months in 1995. Net interest income for 1996 is up by $1,296,000 over 1995 and is primarily the result of earning assets being $36.1 million higher in 1996 compared to 1995. The provisions for loan losses are $547,000 and $540,000 for the periods presented and is reflective of management's assessment of the loan portfolio. Net income for the three months ended September 30, 1996 and 1995 was $1,580,000 and $1,439,000; respectively. This represents an increase in earnings per common share of $.09 from $.98 per share to $1.07 per share. The primary factor for the increase is an increase of net interest income due to a higher volume of earning assets.

Other income of the bank was $2,862,000 compared to $2,608,000 for the nine months ended September 30, 1996 and 1995, respectively. Loan origination fees amounted to $281,000 for the nine month period ended September 30, 1996 compared to $215,000 in 1995. Trust fees were $603,000 and $482,000 for the nine months ended September 30, 1996 and 1995, respectively and represents primarily an increase in accounts under management.

Other expenses have increased from $8,223,000 for the nine months ended September 30, 1995 to $8,671,000 for the period ended September 30, 1996. Of this net increase of $448,000, salaries and employee benefits accounted for a $424,000 increase. This is a combination of salary increases and the number of full-time equivalent employees increasing from September 30, 1995 to September 30, 1996 by sixteen employees due in large measure to the Lisbon and Kalona purchases. For the nine months ended September 30, 1996 compared to the same period in 1995, the major increase in net income is accounted for by a reduction of F.D.I.C. insurance premiums from $412,000 in 1995 to $1,000 in 1996. Occupancy, furniture and equipment, office supplies and the other operating expenses totaled $4,000,000 for the nine months ending September 30, 1996 compared to $3,976,000 for the same period in 1995. This small increase is the result of $387,000 in savings in F.D.I.C. insurance premiums in 1996 compared to 1995. Federal and state income taxes for 1996 are more than in 1995, primarily the result of increased income before taxes.

The Bank's principal sources of funds continues to be deposit growth, prepayment of loan principal and current amortized loan payments. In addition, funds are provided from current operations. All of the funds are used to fulfill loan commitments, make short-term investments, and fund any deposit withdrawals needed. The Company has no material commitments or plans which will materially affect its liquidity or capital resources. The acquisition of property and equipment may be in cash purchases, or they may be financed if favorable terms are available.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ending September 30, 1996.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit
                   See exhibit II - Statement Re Computation of Earnings Per Common Share

              (b)  Reports on Form 8-K
                   No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                     HILLS BANCORPORATION
                                     (Registrant)


11/13/96                             /s/ Dwight O. Seegmiller
----------------------               -------------------------------------------
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