Form 10-K
period 1996-12-31
HILLS BANCORPORATION
filed 1997-03-27
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996.     Commission File Number 0-12668.

                              HILLS BANCORPORATION
             ------------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 14, 1997 (based upon reports of beneficial ownership that approximately 80% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $40 per share) was $46,892,000.

The number of shares outstanding of the Registrant's common stock as of March 14, 1997 is 1,465,384 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated April 4, 1997, for the Annual Meeting of the Shareholders of the Registrant to be held April 21, 1997 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

                                  EXHIBIT INDEX

The exhibits index is on Page __.

PART I

Item 1.   Business

Hills Bancorporation (the "Company") is a multi-bank holding company principally engaged in the business of banking. Its three wholly-owned subsidiary banks are Hills Bank and Trust Company, Hills, Iowa; Lisbon Bank and Trust Company, Lisbon, Iowa; and Hills Bank Kalona, Kalona, Iowa (hereinafter referred to as the "Banks").

The Company was incorporated December 12, 1982 and all operations are conducted within the state of Iowa. The Company became owner of 100% of the outstanding stock of Hills Bank and Trust Company as of January 23, 1984 when stockholders of the Bank exchanged their shares for shares of the Company. Effective July 1, 1996, the Company acquired for cash all of the outstanding shares of LBC, Inc., which owned 100% of the outstanding shares of Alliance Bancorporation, which held 100% of the outstanding shares of the Lisbon Bank and Trust Company, Lisbon, Iowa. The Company chartered a new subsidiary bank, Hills Bank Kalona, and on September 20, 1996, the subsidiary bank acquired cash, certain assets and assumed the deposits of the Kalona, Iowa office of Boatmen's Bank Iowa, N.A.

The Banks are all full-service commercial banks extending their services to individuals, business, governmental units, and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon and Kalona and the surrounding area. This area includes parts of Johnson, Linn, and Washington counties. All of the Banks are actively engaged in all areas of commercial banking, including acceptance of demand; savings and time deposits; making commercial, real estate, agricultural and consumer loans; maintaining night and safe deposit facilities; and performing collection, exchange, and other banking services tailored for individual customers. The Hills Bank and Trust Company's trust department administers estates, personal trusts, and pension and profit-sharing funds and, in connection therewith, provides for farm management and investment advisory and custodial services for individuals, corporations and nonprofit organizations. At this time, trust services are available only at the Hills Bank and Trust Company's locations. The loan activity of the Banks is diversified, with commercial and agricultural loans, real estate loans, automobile, installment, and other consumer loans composing the majority of its loan portfolio. In addition, the Banks earn substantial fees from originating mortgages that are sold in the secondary residential real estate market without mortgage servicing rights being maintained.

Each Bank has established formal loan origination policies. In general, the loan origination policies require individual lenders to reduce the risk of credit loss to the Bank by requiring that, among other things, minimum loan to value ratios be maintained, evidence of appropriate levels of insurance be carried by borrowers and documenting appropriate types and amounts of collateral and sources of expected payment.

The Banks' business is not seasonal, except that loan origination fees are higher during the spring and summer months. The Banks have not undertaken significant new services during the current year that might exceed the limits of their human resources and data processing capabilities.

Iowa City, Coralville, and North Liberty are located near Interstate 80 and Interstate 380 in Eastern Iowa. The communities have a population of approximately 80,000 and Johnson County, Iowa has a population of approximately 96,000. The University of Iowa has over 27,000 students and 15,000 employees, including employees of The University of Iowa Hospitals and Clinics. Johnson County, Iowa has one of the strongest economies in Iowa and has had substantial economic growth in the past ten years. The area is known for its educational institutions, health care facilities, cultural and sports events, and retail centers.

Lisbon Bank and Trust Company is located in Lisbon, Iowa (Linn County), approximately 25 miles north of Iowa City and does not conduct business in the same trade territories as Hills Bank and Trust Company. Lisbon has a population of approximately 1,500 and Mount Vernon, located two miles away, has 3,700 people. Both communities are strong economically and are easy commuting distances to Cedar Rapids and Iowa City, Iowa. In addition, Mount Vernon is the home of Cornell College, which has approximately 1,200 students.

Hills Bank Kalona is located in Kalona, Iowa (Washington County), approximately 20 miles south of Iowa City with a population of approximately 2,000 people. Kalona is primarily an agriculture community, but is located within easy driving distance for employment in Iowa City and Washington, Iowa.

The commercial banking business is highly competitive and the Company's banks compete with other commercial banks, credit unions, brokerage firms, finance companies, insurance companies, and other financial institutions.

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

In recent years, Norwest Corporation, Mercantile Bancorporation, Firstar Corporation and Nations Bank have acquired a number of independent banks and smaller multi-bank holding companies in various metropolitan areas of Iowa. Each operates under a single charter in Iowa. To date none of the Bank's local competitors have been purchased by the larger regional or national bank holding companies.

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

In September 1994, Congress passed interstate banking and branching legislation, which (1) permitted nationwide interstate banking effective September 29, 1995,
(2) would permit interstate bank branching effective June 1, 1997, and (3) increased each state's deposit concentration limit to 30%, subject to ratification by each particular state. If Iowa elects to do so, it can continue to (1) limit the means by which an out-of-state bank may acquire a bank within the state, (2) prohibit out-of-state banks from branching into the state, and
(3) set its own deposit concentration limit.

Iowa law permits the acquisition of an Iowa bank holding Company or state bank by an out-of-state bank holding company located anywhere in the United States. Certain restrictions relating to deposit concentrations and rquirements of operations have also beeen established for out-of-state bank holding companies by the Iowa Legislature. The state law prohibits de novo entry and the acquisition of individual branch offices by out-of-state bank holding companies. No state bank may be directly or indirectly acquired by an out-of-state bank holding company that has not been in continuous existence and operation for at least five years.

Under the 1994 federal legislation describe above, national banks may branch nationwide, effective June 1, 1997, even in states that have not extended the privilege to their own state-chartered banks. Until then, the federal law gives states the opportunity to enact legislation either opting in to interstate branching or opting out. Opt-out legilstation would bar interstate branching within a state's borders, by either national or state banks. Iowa hsas not yet expressly elected to opt out or opt in. If the Iowa Legislature does not either elect to opt in or opt out by June 1, 1997, national banks and out-of-state banks, which are authorized by their particular state law, will be able to branch in and out of Iowa no later than June 1, 1997. At this time, it is uncertain what competitive impact any future interstate banking developments or Iowa banking legislation might have upon the company and the banks.

Hills Bank and Trust Company is in direct competition for deposits, loans and other financial related business with other financial institutions in Johnson County, Iowa as follows:

                                                                    Approximate
                                                                    Assets As Of
                                                                    December 31,
                                                                       1996
                                                                    ------------
                                                                   (In Millions)

Largest competing bank ........................................         $395
Next largest competing bank ...................................          321
Largest competing credit union ................................          132

Hills Bank Kalona and Lisbon Bank and Trust Company compete with other banks in their trade territories. Based upon deposits, their market share compared to the other local banks was approximately 35% and 28%, respectively.

No material portion of the Banks' deposits have been obtained from a single person or a few persons. Accordingly, management of the Banks have no reason to believe that the loss of the deposits of any person or few persons would have a materially adverse effect on the Banks' operations or erode its deposit base. Approximately 6.2% of the Banks' loans have been made to farmers for agricultural purposes. The agricultural sector of the economy has been cyclical with a general trend toward fewer and larger farms. The Banks have not experienced a material adverse effect on their business as a result of defaults on agricultural loans and expects none in the future.

The Company does not engage in any business activities apart from its ownership of the Banks and, therefore, does not encounter any competition for its services other than as described above for the Banks.

The Company and the Banks have undertaken no material research activities during the last three years relating to research and development activities.

The Company is regulated by the Federal Reserve Bank.

All the Banks are regulated by the Federal Deposit Insurance Corporation and the State of Iowa Division of Banking.

The Company had no employees as of December 31, 1996, and the Banks had 173 regular and 54 part-time employees.

The following consolidated statistical information reflects selected balances and operations of the Company and the Banks for the periods indicated. Average refers to an average monthly basis for the periods stated.

The following tables show (1) average balances of assets and liabilities, (2) interest income and expense on a tax equivalent basis, (3) interest rates and differential and (4) changes in interest income and expense.

AVERAGE BALANCES
(Daily Average Basis)

                                                                                    Year Ended December 31,
                                                                                  ----------------------------
                                                                                    1996      1995       1994
                                                                                  ----------------------------
                                                                                       (In Thousands)

ASSETS
   Cash and due from banks .....................................................  $  9,987  $  9,795  $  9,951
   Taxable securities ..........................................................   107,106    95,747   102,608
   Nontaxable securities .......................................................    22,291    19,528    18,775
   Federal funds sold ..........................................................     9,159     8,980     5,181
   Loans, net ..................................................................   337,630   311,592   277,774
   Property and equipment, net .................................................     7,516     6,685     5,861
   Other assets ................................................................    11,091     7,484     7,560
                                                                                  ----------------------------
                                                                                  $504,780 $ 459,811 $ 427,710
                                                                                  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Noninterest-bearing demand deposits .........................................  $ 39,929  $ 36,085  $ 34,409
   Interest-bearing demand deposits ............................................    37,310    37,249    45,220
   Savings deposits ............................................................   102,849    74,146    71,291
   Time deposits ...............................................................   234,825   226,251   209,602
   Securities sold under agreements to repurchase
      and federal funds purchased ..............................................     7,607     9,424     5,832
   FHLB borrowings .............................................................    28,914    28,965    17,473
   Debt of ESOP plan ...........................................................        --        --        73
   Other liabilities ...........................................................     3,509     2,978     2,680
   Redeemable common stock held by
      Employee Stock Ownership Plan ............................................     5,844     5,241     4,913
   Stockholders' equity ........................................................    43,993    39,472    36,217
                                                                                  ----------------------------
                                                                                  $504,780 $ 459,811 $ 427,710
                                                                                  ============================

INTEREST INCOME AND EXPENSE
                                                        Year Ended December 31,
                                                     ---------------------------
                                                        1996     1995     1994
                                                     ---------------------------
                                                            (In Thousands)
Income:
   Loans (1) ....................................... $ 29,966 $ 27,506 $ 23,473
   Taxable securities ..............................    6,190    5,189    5,158
   Nontaxable securities (1) .......................    1,692    1,567    1,575
   Federal funds sold ..............................      485      519      212
                                                     --------------------------
              Total interest income ................   38,333   34,781   30,418
                                                     --------------------------
Expense:
   Interest-bearing demand deposits ................      819      894    1,039
   Savings deposits ................................    3,668    2,618    1,625
   Time deposits ...................................   13,275   12,673   10,857
   Securities sold under agreements to repurchase ..      326      409      204
   FHLB borrowings .................................    1,863    1,874    1,105
   Interest portion of Employee Stock Ownership Plan
      contribution .................................       --       --        4
                                                     --------------------------
              Total interest expense ...............   19,951   18,468   14,834
                                                     --------------------------
              Net interest income .................. $ 18,382 $ 16,313 $ 15,584
                                                     ==========================

(1)  Presented on a tax equivalent basis using a federal tax rate of 34%.

INTEREST RATES AND INTEREST DIFFERENTIAL

                                                               Year Ended
                                                               December 31,
                                                           ---------------------
                                                           1996    1995    1994
                                                           ---------------------

Average yields:
   Taxable securities ..................................   5.78%   5.42%   5.03%
   Nontaxable securities ...............................   5.01    5.29    5.54
   Nontaxable securities (tax equivalent basis) ........   7.59    8.02    8.39
   Loans (1) ...........................................   8.80    8.74    8.34
   Loans (tax equivalent basis) ........................   8.87    8.83    8.45
   Federal funds sold ..................................   5.30    5.78    4.09
   Interest-bearing demand deposits ....................   2.20    2.40    2.30
   Savings deposits ....................................   3.57    3.53    2.28
   Time deposits .......................................   5.65    5.60    5.18
   Securities sold under agreements to repurchase ......   4.29    4.34    3.50
   Interest on FHLB borrowings .........................   6.44    6.47    6.32
   Yield on average interest earning assets ............   8.05    7.98    7.52
   Rate on average interest-bearing liabilities ........   4.85    4.91    4.24
   Net interest spread (2) .............................   3.20    3.07    3.28
   Net interest margin (3) .............................   3.86    3.74    3.85

(1) Nonaccruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2) Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal and state tax rate of 34% and 5%, respectively, for the three years presented.

(3) Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.

CHANGE IN INTEREST INCOME AND EXPENSE

                                                          Change Due  Change Due  Total
                                                          ------------------------------
                                                           To Volume   To Rates   Change
                                                          ------------------------------
Year ended December 31, 1996: Change in interest income:
      Loans ............................................   $2,334      $   126    $2,460
      Taxable securities ...............................      642          359     1,001
      Nontaxable securities ............................      212          (87)      125
      Federal funds sold ...............................       10          (44)      (34)
                                                           -----------------------------
                                                            3,198          354     3,552
                                                           -----------------------------
   Change in interest expense:
      Interest-bearing demand deposits .................        1          (76)      (75)
      Savings deposits .................................    1,020           30     1,050
      Time deposits ....................................      487          115       602
      Securities sold under agreements to repurchase ...      (78)          (5)      (83)
      Interest on FHLB borrowings ......................       (3)          (8)      (11)
                                                           -----------------------------
                                                            1,427           56     1,483
                                                           -----------------------------
   Change in net interest income .......................   $1,771      $   298    $2,069
                                                           =============================

Year ended December 31, 1995: Change in interest income:
      Loans ............................................   $2,945       $1,088    $4,033
      Taxable securities ...............................     (356)         387        31
      Nontaxable securities ............................       62          (70)       (8)
      Federal funds sold ...............................      196          111       307
                                                           -----------------------------
                                                            2,847        1,516     4,363
                                                           -----------------------------
   Change in interest expense:
      Interest-bearing demand deposits .................     (189)          44      (145)
      Savings deposits .................................       68          925       993
      Time deposits ....................................      899          917     1,816
      Securities sold under agreements to repurchase ...      148           57       205
      Interest on FHLB borrowings ......................      742           27       769
      Other ............................................       (2)          (2)       (4)
                                                           -----------------------------
                                                            1,666        1,968     3,634
                                                           -----------------------------
   Change in net interest income .......................   $1,181       $ (452)   $  729
                                                           =============================

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

LOANS

The following table shows the composition of loans (before deducting the reserve for loan losses) as of December 31 for each of the last five years.

                                                                             December 31,
                                                 --------------------------------------------------------------------
                                                    1996          1995           1994           1993           1992
                                                 --------------------------------------------------------------------
                                                                             (In Thousands)
Agricultural .............................       $ 23,133       $ 19,000       $ 17,826       $ 17,117       $ 16,430
Commercial and financial .................         30,650         26,810         26,024         24,721         24,121
Real estate, construction ................          8,846          7,937          6,933          7,006          4,759
Real estate, mortgage ....................        279,134        239,899        225,342        195,527        185,869
Loans to individuals .....................         33,812         31,640         30,906         24,380         22,787
                                                 --------------------------------------------------------------------
              Total ......................       $375,575       $325,286       $307,031       $268,751       $253,966
                                                 ====================================================================

There were no foreign loans outstanding for any of the years presented

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 1996:


                                                                                          One
                                                                    Amount    One Year  To Five  Over Five
                                                                   Of Loans  Or Less(1)  Years     Years
                                                                  ------------------------------------------
                                                                                (In Thousands)

Commercial, financial and agricultural ........................   $ 53,783    $ 25,131  $ 22,221  $  6,431
Real estate, construction and mortgage ........................    287,980      60,152   126,626   101,202
Other .........................................................     33,812       8,366    22,953     2,493
                                                                  ----------------------------------------
                                                                  $375,575    $ 93,649  $171,800  $110,126
                                                                  ========================================

Interest rates on loans are as follows:

   Fixed rate .................................................   $257,273    $ 74,432  $160,734  $ 22,107
   Variable rate ..............................................    118,302      19,217    11,066    88,019
                                                                  ----------------------------------------
                                                                  $375,575    $ 93,649  $171,800  $110,126
                                                                  ========================================

(1) A significant portion of the commercial loans are six-month notes. However, a significant amount of these notes are renewed when due.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Company's nonaccrual, past due, restructured and impaired loans as to interest or principal payment as of December 31 for each of the years presented:

                                           1996    1995    1994    1993    1992
                                          --------------------------------------
                                                    (In Thousands)

Nonaccrual loans .......................  $  339 $   489  $   --  $   --   $  47
Accruing loans past due 90 days
   or more .............................   1,092     417     822   1,064     463
Restructured loans
Impaired loans .........................   7,811   5,465     N/A     N/A     N/A

The Company does not have a significant amount of loans which are past due less than 90 days on which there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Loans are placed on nonaccrual status when management believes the collection of future interest is not reasonably assured. Interest income was not materially affected by this classification.

The Company has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans. The Company has no other interest-bearing assets, other than loans, that meet the nonaccrual, past due, restructured or potential problem loan criteria.

No allowance for losses has been recognized for impaired loans because the loans have been charged off to the net present value of the future cash flows or the fair value of the collateral if the loan is collateral dependent.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                                                            Year Ended December 31,
                                                       ---------------------------------------------------------------
                                                         1996          1995           1994         1993         1992
                                                       ---------------------------------------------------------------
                                                                                (In Thousands)

Amount of loan loss allowance at
   beginning of year ............................       $6,740        $6,210        $5,775        $5,190        $4,650
                                                        --------------------------------------------------------------
   Agriculture ..................................          300           101           423           270           444
   Commercial and financial .....................          236           387           334           326           418
   Real estate, mortgage ........................          127           180           172           165            97
   Loans to individuals .........................          308           254           131           300           441
                                                        --------------------------------------------------------------
                                                           971           922         1,060         1,061         1,400
                                                        --------------------------------------------------------------
Recoveries:
   Agriculture ..................................           48           218           368           247           131
   Commercial and financial .....................           95           226           206           213            93
   Real estate, mortgage ........................          215           149           154            87           522
   Loans to individuals .........................           80           137           126           178           135
                                                        --------------------------------------------------------------
                                                           438           730           854           725           881
                                                        --------------------------------------------------------------
Net charge-offs .................................          533           192           206           336           519
                                                        --------------------------------------------------------------
Allowances of acquired banks ....................          350            --            --            --            --
                                                        --------------------------------------------------------------
Provision for loan losses (1) ...................          754           722           641           921         1,059
                                                        --------------------------------------------------------------
Balance of loan loss allowance
   at end of year ...............................       $7,311        $6,740        $6,210        $5,775        $5,190
                                                        ==============================================================

Ratio of net charge-offs during year
   to average loans outstanding .................        0.16%         0.06%         0.07%         0.13%         0.22%
                                                        ===============================================================

The balance of the loan loss allowance has not been allocated by type of loan. Management regularly reviews the loan portfolio and does not expect any unusual material amount to be charged off during 1997 that would be significantly different than the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Banks review and place in risk categories specific borrowings. Based upon the risk category assigned, the Banks allocate a percentage, as determined by management, for a required allowance needed. The risk categories are similar to those used by federal and state regulatory agencies and consist of the following:

(1)  Potential Watch and Watch
(2)  Problem
(3)  Substandard
(4)  Doubtful

In addition, each bank's management also reviews and, where determined necessary, allows for specific allowances based upon reviews of specific borrowers and provides general allowances for areas which management believes are of higher credit risk (agricultural loans and constructed model real estate homes as of December 31, 1996).

A summary of the components of the allowance for loan loss, by risk element, as of December 31, 1996 and 1995 is as follows:

                                                     1996       1995
                                                    -----------------
                                                      (In Thousands)

Potential Watch and Watch Loans ...............     $1,769     $1,460
Substandard ...................................      1,337        900
Specific borrowers ............................      2,009      1,875
Constructed model real estate homes ...........        858        729
Agricultural loans ............................        250        250

Anticipated charge-offs of the above categories are not determinable at December 31, 1996; however, the Banks have no reason to expect actual charge-offs to be significantly different from historical charge-offs.

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities as of December 31, 1996, 1995 and 1994 and the maturities and yield of the investment securities as of December 31, 1996:

                                                                                          December 31,
                                                                                 ----------------------------
                                                                                    1996     1995      1994
                                                                                 ----------------------------
                                                                                        (In Thousands)

Carrying value:
   U. S. Treasury securities ..................................................  $ 45,213  $ 41,275  $ 52,475
   Obligations of other U. S. Government agencies and corporations ............    57,397    55,537    36,458
   Obligations of states and political subdivisions ...........................    23,447    21,443    19,255
   Federal Home Loan Bank stock ...............................................     3,398     3,281     1,862
   Other ......................................................................     3,180        --        --
                                                                                 ----------------------------
                                                                                 $132,635  $121,536  $110,050
                                                                                 ============================


                                                                                     December 31, 1996
                                                                                ---------------------------
                                                                                                   Weighted
                                                                                Carrying            Average
                                                                                  Value              Yield
                                                                                ---------------------------
                                                                                (In Thousands)
Type and maturity grouping:
   U. S. Treasury maturities:
      Within 1 year ...........................................................   $10,202             5.80%
      From 1 to 5 years .......................................................    35,011             6.14
                                                                                 --------
              Total ...........................................................    45,213
                                                                                 --------
   Obligations of other U. S. Government agencies and corporations, maturities:
      Within 1 year ...........................................................     9,100             6.25
      From 1 to 5 years .......................................................    47,913             6.05
      From 5 to 10 years ......................................................       384             7.20
                                                                                 --------
              Total ...........................................................    57,397
                                                                                 --------
   Obligations of states and political subdivisions, maturities:
      Within 1 year ...........................................................     2,728             8.71
      From 1 to 5 years .......................................................    11,241             7.30
      From 5 to 10 years ......................................................     9,217             7.22
      Over 10 years ...........................................................       261             7.55
                                                                                 --------
              Total ...........................................................    23,447
                                                                                 --------
Other:
   Within 1 year ..............................................................       200             5.99
   From 1 to 5 years ..........................................................       694             7.53
   Over 10 years ..............................................................     1,406             6.91
   Marketable equity security .................................................       880
   Federal Home Loan Bank stock ...............................................     3,398             7.00
                                                                                 --------
              Total ...........................................................     6,578
                                                                                 --------
                                                                                 $132,635
                                                                                 ========

INVESTMENT SECURITIES

The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5%.

As of December 31, 1996, there were no investment securities of any issuer, other than securities of the U. S. Government and U. S. Government agencies and corporations, exceeding 10% of stockholders' equity.

The weighted average yield is based on the amortized cost of the investment securities.

DEPOSITS

The following tables show the average deposits and rates paid on such deposits for the years ended December 31, 1996, 1995 and 1994 and the composition of the certificates issued in excess of $100,000 as of December 31, 1996:

                                                                          December 31,
                                          -------------------------------------------------------------------------
                                                1996        Rate        1995         Rate        1994          Rate
                                          -------------------------------------------------------------------------
Average noninterest-bearing deposit       $       39,929    0.00%  $       36,085    0.00%  $       34,409    0.00%
Average interest-bearing demand
   deposits                                       37,310     2.20          37,249     2.40          45,220     2.30
Average savings deposits                         102,849     3.57          74,146     3.53          71,291     2.28
Average time deposits                            234,825     5.65         226,251     5.60         209,602     5.18
                                          ---------------          ---------------          --------------
                                          $      414,913           $      373,731           $      360,522
                                          ==============           ==============           ==============

Time certificates issued in amounts
   of $100,000 or more as of
   December 31, 1996 with                 Amount           Rate
                                          ------------------------
   maturity in:
   3 months or less                       $        7,885    5.50%
   3 through 6 months                              5,196     4.61
   6 through 12 months                             3,410     4.22
   Over 12 months                                 16,145     6.25
                                          ---------------
                                          $       32,636
                                          ==============

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average stockholders' equity and average assets for the years ended December 31, 1996, 1995 and 1994.

                                                            December 31,
                                                  ------------------------------
                                                   1996        1995       1994
                                                  ------------------------------

Return on assets ...........................       1.22%       1.14%       1.15%
Return on stockholders' equity .............      13.97       13.32       13.62
Dividend payout ratio ......................      22.62       24.12       23.83
Stockholders' equity to assets ratio .......       8.72        8.58        8.47

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 1996, 1995 and 1994:

                                                1996     1995        1994
                                              ----------------------------
                                                 (Amounts In Thousands)

Outstanding as of December 31 .............   $ 6,071   $10,019    $ 7,043
Weighted average interest rate at year end      4.31%     4.25%      3.85%
Maximum month-end balance .................     9,112    12,028     10,652
Average month-end balance .................     7,607     9,424      5,832
Weighted average interest rate for the year     4.29%     4.34%      3.50%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding month-end balances, weighted average interest rates at year end, maximum month-end balances, average balances and weighted average interest rates during 1996, 1995 and 1994:

                                               1996      1995      1994
                                              ---------------------------

Outstanding as of December 31 .............   $25,795   $30,727   $20,758
Weighted average interest rate at year end      6.42%     6.29%     6.30%
Maximum month-end balance .................    30,826    35,758    20,758
Average month-end balance .................    28,914    28,965    17,473
Weighted average interest rate for the year     6.44%     6.47%     6.32%

PART I

Item 2.   Properties

The Company's office and the main bank of Hills Bank and Trust Company is located at 131 Main Street, Hills, Iowa. The Hills office is a brick building containing approximately 14,200 square feet, a portion of which was built in 1977 and remodeled in 1986. A two-story addition was completed in 1984.

The branch offices of Hills Bank and Trust Company are as follows:

1. Iowa City office located at 1401 South Gilbert Street is a one-story brick building containing approximately 11,400 square feet. The branch has five drive-up teller lanes and a drive-up 24-hour automatic teller machine. The Bank's trust department is located here.

2. Coralville office is a two-story building built in 1972 that contains approximately 16,700 square feet of space. This office is equipped with four drive-up teller lanes and one 24-hour automatic teller machine.

3. A 2,800 square foot renovated and expanded building in North Liberty, Iowa was opened for business in 1986. That office is a full-service location including three drive-up teller lanes and a drive-up automatic teller machine.

4. The Bank leases an office at 132 East Washington Street in downtown Iowa City with approximately 2,500 square feet. The office has two 24-hour automatic teller machines and two private offices in addition to a tellers' and customer service area. The Bank has options to renew the lease in 2001.

The only office of Lisbon Bank and Trust Company is a two-story brick building with approximately 3,000 square feet of banking retail space located on the first floor. The building was extensively remodeled in 1996 and has one drive-up lane and a walk-up 24-hour automatic teller machine.

Hills Bank Kalona in Kalona is a 6,400 square foot building that contains a walk-up 24-hour automatic teller machine and one drive-up lane. This is an older building that has been remodeled a number of times.

All of the above properties, with the exception of the East Washington Street branch which is being leased, are owned by the Bank, free and clear of any mortgages or other encumbrances of any type.


Item 3.   Legal Proceedings

There are no material pending legal proceedings.

The Bank holds no properties which are the subject of hazardous waste clean up investigations.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 1996.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

There is no established trading market for the Company's common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. A bid and ask price is quoted in an Iowa City local paper and the quotes are provided by a local broker. The Company's stock is not actively traded.

On April 17, 1996, the Company effected a three for one stock split in the form of a stock dividend when it issued a stock dividend of two additional shares for each share then held. The number of shares outstanding and per share information has been retroactively restated for all periods presented.

During 1996, the Company's stock transfer records reflect that 5,716 shares were traded in a total of 29 transactions. While the Company has no direct knowledge of the selling price for these shares, based upon information informally related by shareholders, it believes that in 1996 the range of selling price of shares was $33.34 to $40 per share. During 1995, 5,322 shares were traded in a total of 15 transactions. The 1995 price of these shares was believed to be in the $27.60 to $31.30 range. In 1994, 7,586 shares were traded in 13 transactions. As of December 31, 1996, the Company has 1,004 shareholders.

The Company paid aggregate annual cash dividends in 1996 and 1995 of $1,391,000 and $1,268,000, respectively, or $.95 per share in 1996 and $.87 per share in 1995. In January 1997, the Company declared and paid a dividend of $1.05 per share totaling $1,539,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Banks, and the future earnings, capital requirements and financial condition of the Company.

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

As a result of the 1991 amendments, Iowa law permitted an Iowa-based bank holding company to exempt itself for a specific period of time from acquisition by a regional bank holding company if a resolution was passed by its Baord of Directors and filed with the Superintendent before January 1, 1991. On December 21, 1990, the Board of Directors adopted a resolution exempting the Company for a period ending June 30, 1990, unless renewed as provided under Iowa law. A certified copy of the resolution has been filed annually with the Superintendent, the latest extending the exemption from December 31, 1995 to December 31, 1996. This exemption is no longer available to the Comapny after December 31, 1996. Prior to July 1, 1996, Iowa law also prohibited a regional bank holding company from acquiting an Iowa-based bank holding company unless each of its subsidiary banks has been in existence and continously operated as a bank for five or more years. This provision was repealed effective July 1, 1996. Beginning July 1, 1996, an out-of-state bank or out-of-state bank holding company may not directly or indirectly acquire all or substantially all of the assets of a bank located in Iowa unless the bank has been in continous existence and operation for at least five years. On August 13, 1996, the Comapny incorporated a de novo bank, Hill Bank Kalona, to acquire certain assets and assume certain liabilities of the Kalona branch office in Baotman's Bank Iowa, N.A. See Note 14 to the Company's audited financial statements.

PART II

Item 6.   Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

                                                        1996          1995          1994         1993           1992
                                                      ----------------------------------------------------------------

YEAR-END TOTALS
   Total assets ..................................    $539,452      $484,607      $444,912      $417,043      $393,581
   Investment securities .........................     132,635       121,536       110,050       126,894       106,073
   Federal funds sold ............................       1,107        16,080         7,500         3,768        19,893
   Loans, net ....................................     368,264       318,546       300,821       262,976       248,776
   Deposits ......................................     450,061       392,257       372,838       353,486       334,052
   Federal Home Loan Bank notes ..................      25,795        30,727        20,758        15,790        15,000
   Redeemable common stock .......................       6,416         5,271         5,210         4,616         4,234
   Stockholders' equity ..........................      47,335        43,277        36,447        35,943        32,009

EARNINGS
   Interest income ...............................    $ 37,516      $ 33,978      $ 29,583      $ 29,031      $ 30,593
   Interest expense ..............................      19,951        18,468        14,834        15,520        17,546
   Provision for loan losses .....................         754           722           641           921         1,059
   Other income ..................................       3,868         3,438         3,311         4,181         3,433
   Other expenses ................................      12,057        10,975        10,640        10,299         9,163
   Applicable income taxes .......................       2,478         1,994         1,845         1,799         1,837
   Net income ....................................       6,144         5,257         4,934         4,673         4,421

PER SHARE
   Net income ....................................    $   4.15      $   3.57      $   3.36     $    3.20     $    3.04
   Cash dividends ................................        0.95          0.87          0.80          0.73          0.65
   Book value as of December 31 ..................       34.30         29.57         24.91         24.57         22.01
   Increase (decrease) in book value
      due to:
      ESOP obligation and debt ...................       (4.38)        (3.60)        (3.56)        (3.29)        (3.18)
      Unrealized gains (losses) on
        debt securities ..........................        0.46          0.20         (1.77)         0.19            --

SELECTED RATIOS
   Return on average assets ......................        1.22%         1.14%         1.15%         1.16%         1.19%
   Return on average equity ......................       13.97         13.32         13.62         13.91         14.64
   Net interest margin ...........................        3.86          3.74          3.85          3.73          3.91
   Average stockholders' equity to
      average total assets .......................        8.72          8.58          8.47          8.32          8.12
   Dividend payout ratio .........................       22.62         24.12         23.83         22.92         21.38


PART II

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations

Financial Position

Year End Amounts (In Thousands)                         1996           1995         1994          1993          1992
-------------------------------------------------     ----------------------------------------------------------------

Loans, net of allowance for losses .............      $368,264      $318,546      $300,821      $262,976      $248,776
Investment securities ..........................       132,635       121,536       110,050       126,894       106,073
Deposits .......................................       450,061       392,257       372,838       353,486       334,052
Federal Home Loan Bank notes ...................        25,795        30,727        20,758        15,790        15,000
Stockholders' equity ...........................        47,335        43,277        36,447        35,943        32,009
Total assets ...................................       539,452       484,607       444,912       417,043       393,581

Total assets increased 11.32% in 1996, compared to an increase of 8.92% in 1995. The higher growth in assets in 1996 was attributable to strong loan demand and the acquisition of approximately $39 million of investment securities, federal funds sold and loans acquired in two purchase business transactions that occurred in the third quarter. Approximately 42% of the total loan growth in 1996 was attributable to the purchase business transactions. Deposits increased 14.74% in 1996 compared to an increase of 5.21% in 1995. Of the $57.8 million increase in 1996, approximately $39 million was deposits acquired in the purchases.

Components of Net Income Per Share

Dollars Per Share                                    1996    1995   1994
--------------------------------------------------------------------------

Net interest income ............................   $ 11.87 $ 10.53 $ 10.04
Provision for loan losses ......................     (0.51)  (0.49)  (0.44)
Noninterest income .............................      2.61    2.34    2.25
Noninterest expense ............................     (8.14)  (7.46)  (7.24)
                                                   -----------------------
              Income before income taxes .......      5.83    4.92    4.61
Income tax expense .............................     (1.68)  (1.35)  (1.25)
                                                   -----------------------
              Net income .......................   $  4.15 $  3.57 $  3.36
                                                   =======================

Net income per share in 1996 resulted from increases in net interest income and noninterest income, but were partially offset by higher noninterest expense. Increases in 1995 compared to 1994 were similar. Both 1996 and 1995 benefited from low provisions for loan losses, a result of a strong local economy and a loan portfolio that is concentrated in well secured real estate loans.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Review

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The measure is shown on a tax-equivalent basis to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 1996 as follows:

                                                                                INTEREST INCOME
                                                               ----------------------------------------------------
                                                                                          Increase (Decrease)
                                                               Change In Change In   ------------------------------
                                                                Average   Average    Volume        Rate      Net
                                                                Balance    Rate      Changes      Changes   Change
                                                               ----------------------------------------------------
                                                                              (Amounts in Thousands)

Loans, net .................................................   $ 26,038     0.04     $ 2,334      $  126    $ 2,460
Taxable securities .........................................     11,359     0.36         642         359      1,001
Nontaxable securities ......................................      2,763    (0.43)        212         (87)       125
Federal funds sold .........................................        179    (0.48)         10         (44)       (34)
                                                               --------              ------------------------------
                                                               $ 40,339              $ 3,198      $  354    $ 3,552
                                                               ========              ==============================

                                                                            INTEREST EXPENSE
                                                               ----------------------------------------------------

Interest-bearing demand deposits ...........................   $     61    (0.20)    $    1      $  (76)   $    (75)
Savings deposits ...........................................     28,703     0.04      1,020          30       1,050
Time deposits ..............................................      8,574     0.05        487         115         602
Securities sold under agreements to repurchase .............     (1,817)   (0.05)       (78)         (5)        (83)
FHLB borrowings ............................................        (51)   (0.03)        (3)         (8)        (11)
                                                               --------              ------------------------------
                                                               $ 35,470              $1,427      $   56    $  1,483
                                                               ========              ==============================
Change in net interest income ..............................                         $1,771      $  298      $2,069
                                                                                     ==============================

A summary of the net interest spread and margin is as follows:


        (Tax Equivalent Basis)                                                                 1996           1995             1994
------------------------------------------------------------------------------------------------------------------------------------

Yield on average interest-earning assets ...........................................           8.05%           7.98%           7.52%
Rate on average interest-bearing liabilities .......................................           4.85            4.91            4.24
                                                                                              -------------------------------------
Net interest spread ................................................................           3.20            3.07            3.28
Effect of noninterest-bearing funds ................................................           0.66            0.67            0.57
                                                                                              -------------------------------------
Net interest margin (tax equivalent interest income divided by
   average interest-earning assets) ................................................          3.86%           3.74%           3.85%
                                                                                              =====================================

PART II

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations (Continued)

Loan Losses

The provision for loan losses was $754,000, $722,000 and $641,000 for 1996, 1995 and 1994. Charge-offs, net of recoveries were $533,000 for 1996, $192,000 for 1995 and $206,000 for 1994.

The allowance for loan losses totaled $7,311,000 at December 31, 1996 compared to $6,740,000 at December 31, 1995. The percentage of the allowance to outstanding loans was 1.95% and 2.07% at December 31, 1996 and 1995, respectively. Agricultural loans totaled $23,133,000 at December 31, 1996. Management has an ongoing concern about agricultural loans due to unpredictable commodity prices, the effects of weather on crop projection, and continued uncertainties regarding government programs.
Therefore, the allowance for loan losses has been established to reflect this concern.

The economy remains strong in the Banks' trade areas of Johnson, Washington and Linn counties, Iowa. Unemployment remains low, the University of Iowa enrollment is stable, the University of Iowa Hospitals and Clinics and, for the most part, area businesses have maintained stable employment levels. The allowance for loan losses is an estimate by the Banks to reserve for loan losses based upon management's evaluation of the total loan portfolio and current economic conditions. There are no known trends or uncertainties that are reasonably likely to have a material effect on the allowance for loan losses in the near-term.

Other Income

Dollars Per Share                                        1996    1995    1994
------------------------------------------------------------------------------

Real estate origination fees ........................   $ 0.22  $ 0.20  $ 0.27
Trust fees ..........................................     0.61    0.51    0.46
Deposit account charges and fees ....................     1.11    1.09    1.02
Other fees and charges ..............................     0.71    0.62    0.65
Investment securities (losses) ......................    (0.04)  (0.08)  (0.15)
                                                        ----------------------
                                                        $ 2.61  $ 2.34  $ 2.25
                                                        ======================

Total other income increased $430,000 or 12.5% in 1996, primarily due to $153,000 more in trust fees and $154,000 more in other fees and charges. Total other income increased $127,000 in 1995 compared to 1994, which was primarily due to higher trust fees and deposit account charges. Trust fees have increased in 1996, 1995 and 1994 because of new accounts and the effect of higher balances under management. Other deposit account charges and fees were relatively flat in 1996 due to competitive pressures. There were $57,000 in investment securities losses in 1996 following modest losses of $111,000 and $215,000 in 1995 and 1994, respectively.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Expenses

Dollars Per Share                                            1996    1995   1994
--------------------------------------------------------------------------------

Salaries and employees benefits .........................   $ 4.15 $ 3.73 $ 3.49
Occupancy ...............................................     0.60   0.54   0.48
Furniture and fixtures ..................................     0.75   0.75   0.67
FDIC insurance ..........................................     0.01   0.29   0.54
Supplies and postage ....................................     0.55   0.49   0.44
Other ...................................................     2.08   1.66   1.62
                                                            --------------------
                                                            $ 8.14 $ 7.46 $ 7.24
                                                            ====================

Total other expenses increased $1,082,000 or 9.86% in 1996 following increases of 3.15% and 3.31% for 1995 and 1994, respectively. In 1996 an increase of $645,000 in salaries and employee benefits was partially offset by a decrease of $416,000 in FDIC insurance after the first full year in which the lower FDIC insurance rates became effective. Salaries increased $487,000 in 1996, due partly to an increase of 28 full-time equivalent employees, primarily attributable to additional positions added at the acquired banks. The increase in employees occurred in early July and late September 1996. For 1995 there were eleven full-time equivalents added. Medical insurance has had only modest increases in the past three years. Occupancy and furniture and fixtures had total increase of $117,000 in 1996 due to the added locations and the acquisition of new data processing equipment.

Income Taxes

Income tax expense was $2,478,000, $1,994,000 and $1,845,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The corresponding percentage of tax expense compared to income before income taxes is 28.7% in 1996, 27.5% in 1995 and 27.2% in 1994.

Impact of Recently Issued Accounting Standards

The adoption of new accounting standards had no effect on financial position or results of operations in 1996, and the adoption of several recently issued standards is not expected to have a significant effect.

Liquidity and Capital Resources

An important factor in the earnings performance of the Banks is the ability to maintain a proper balance between rate sensitive assets and rate sensitive liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers needing funds. The Banks maintain an asset/liability committee which meets at least quarterly to review the interest rate sensitivity position and to review various strategies as to interest rate risk management. In addition, the Banks use a simulation model to review various assumptions relating to interest rate movement. The model attempts to limit rate risk even if it appears the Banks' asset and liability maturities are perfectly matched and a favorable interest margin is present.

PART II

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations (Continued)

Interest Rate Sensitivity

At December 31, 1996, the Company's interest rate sensitivity report is as follows (in thousands):

                                        Repricing                            Days
                                        Maturities     -------------------------------------------------      More Than
                                        Immediately     2-30          31-90         91-180       181-365      One Year     Total
                                        -------------------------------------------------------------------------------------------

Earning assets:
   Federal funds sold ............       $ 1,107       $    --       $    --       $    --      $     --      $     --     $  1,107
   Investment
      securities .................            --           125         2,200         7,457        12,448       109,489      131,719
   Loans .........................            --        40,619        17,538        34,703        49,739       232,453      375,052
                                         ------------------------------------------------------------------------------------------
        Total earning
           assets ................         1,107        40,744        19,738        42,160        62,187       341,942      507,878
                                         ------------------------------------------------------------------------------------------
Sources of funds:
   Interest-bearing
      checking and
      savings accounts ...........        51,448            --            --            --            --       106,606      158,054
   Certificates of
      deposit ....................            --        22,128        39,023        24,490        25,854       134,358      245,853
   Other borrowings -
      FHLB .......................            --            --            --            --         5,000        20,795       25,795
   Repurchase
      agreements .................         6,071            --            --            --            --            --        6,071
                                        -------------------------------------------------------------------------------------------
                                          57,519        22,128        39,023        24,490        30,854       261,759      435,773
   Other sources .................            --            --            --            --            --        72,105       72,105
                                        -------------------------------------------------------------------------------------------
        Total sources ............        57,519        22,128        39,023        24,490        30,854       333,864      507,878
                                        -------------------------------------------------------------------------------------------
   Repricing
      differences ................      $(56,412)      $18,616      $(19,285)      $17,670       $31,333      $  8,078     $     --
                                        ===========================================================================================

A portion of the interest-bearing checking, savings, and money market accounts have been included in the above table as maturing immediately and the rest of these deposits are shown as more than one year. The classifications are used because the Banks' historical data indicates that these have been very stable deposits without much interest rate fluctuation. Historically, these accounts would not need to be adjusted upward as quickly in a period of rate increases so the interest risk exposure would be less than the repricing schedule indicates.

PART II

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations (Continued)

Inflation

Inflation has an impact on the growth of total assets and has resulted in the need to increase equity capital to maintain an appropriate equity to asset ratio. The results of operations have been affected by inflation, but the effect has been minimal.

Capital

As of December 31, 1996 and 1995, stockholders' equity before deducting for the maximum cash obligation related to ESOP was $53,751,000 and $48,548,000, respectively. This measure of equity as a percent of total assets was 9.96% at December 31, 1996 and 10.02% at December 31, 1995. These ratios are competitive with the Company's peers. As of December 31, 1996, total equity was 8.77% of assets compared to 8.93% of assets at the prior year end. The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of the subsidiaries banks, which affects the Banks' dividends to the Company. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary banks, certain of their retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company total approximately $4,900,000 as of December 31, 1996.

The Company and the Banks are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 and the Banks are subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements which member banks must maintain.

As of December 31, 1996, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders' equity, noncumulative perpetual preferred stock, and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighing the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

A comparison of the Company's capital as of December 31, 1996 with minimum requirements is presented below:

                                                                      Minimum
                                                         Actual     Requirements
                                                         -----------------------

Tier I Risk-Based Capital ........................        14.01%        4%
Total Risk-Based Capital .........................        15.27         8
Leverage Ratio ...................................         9.11         3

Each of the Banks is classified as "well capitalized" by FDIC capital guidelines.

PART II

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations (Continued)

Commitments and Trends

The Company has no material commitments or plans which will materially affect its liquidity or capital resources. The acquisition of property and equipment may be in cash purchases, or they may be financed if favorable terms are available.

As of December 31, 1996, the Company is not aware of any known trends or uncertainties which are expected that will have a material effect on the financial condition of the Company.


Item 8.   Financial Statements and Supplementary Data

The financial statements are included on Pages 27 through 52. The Company does not meet the requirements of Item 302 of Regulation S-K to include the supplementary financial information required by that item.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.




                                               /s/McGLADREY & PULLEN, LLP


Iowa City, Iowa
February 13, 1997

HILLS BANCORPORATION


CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995
(In Thousands, Except Shares)

ASSETS                                                                                         1996               1995
---------------------------------------------------------------------------------------------------------------------------


Cash and due from banks (Note 9)                                                          $        15,036 $         11,883
Investment securities (Note 2):
   Available for sale (amortized cost 1996 $109,495; 1995 $99,621)                                110,537          100,093
   Held to maturity (fair value 1996 $22,232; 1995 $21,754)                                        22,098           21,443
Federal funds sold                                                                                  1,107           16,080
Loans, net (Notes 3, 7 and 10)                                                                    368,264          318,546
Property and equipment, net (Note 4)                                                                8,409            6,996
Accrued interest receivable                                                                         4,884            4,446
Deferred income taxes, net (Note 8)                                                                 1,359            1,474
Other assets                                                                                        7,758            3,646
                                                                                          ---------------------------------
                                                                                          $       539,452 $        484,607
                                                                                          ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------

Liabilities
   Noninterest-bearing deposits                                                           $        46,154 $         42,927
   Interest-bearing deposits (Note 5)                                                             403,907          349,330
                                                                                          ---------------------------------
              Total deposits                                                                      450,061          392,257
   Securities sold under agreements to repurchase                                                   6,071           10,019
   Federal Home Loan Bank notes (Note 7)                                                           25,795           30,727
   Accrued interest payable                                                                         1,952            1,885
   Other liabilities                                                                                1,822            1,171
                                                                                          ---------------------------------
                                                                                                  485,701          436,059
                                                                                          ---------------------------------
Commitments and Contingencies (Notes 6 and 13)

Redeemable Common Stock Held By Employee Stock
   Ownership Plan (ESOP) (Note 6)                                                                   6,416            5,271
                                                                                          ---------------------------------

Stockholders' Equity (Note 9)
   Capital stock, no par value; authorized 10,000,000 shares;
      issued 1996 1,465,384 shares; 1995 1,463,604 shares                                           8,997            8,925
   Retained earnings                                                                               44,078           39,325
   Unrealized gains on investment securities, net                                                     676              298
                                                                                          ---------------------------------
                                                                                                   53,751           48,548
   Less maximum cash obligation related to ESOP shares (Note 6)                                     6,416            5,271
                                                                                          ---------------------------------
                                                                                                   47,335           43,277
                                                                                          ---------------------------------
                                                                                          $       539,452 $        484,607
                                                                                          ================================

See Notes to Financial Statements.

HILLS BANCORPORATION


CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994
(In Thousands, Except Per Share Amounts)

                                                                                 1996           1995          1994
------------------------------------------------------------------------------------------------------------------------

Interest income:
   Interest and fees on loans                                               $       29,724 $      27,236 $       23,173
   Interest on investment securities:
      Taxable                                                                        6,190         5,189          5,158
      Nontaxable                                                                     1,117         1,034          1,040
   Interest on federal funds sold                                                      485           519            212
                                                                            --------------------------------------------
              Total interest income                                                 37,516        33,978         29,583
                                                                            --------------------------------------------
Interest expense:
   Interest on deposits                                                             17,762        16,185         13,521
   Interest on securities sold under agreements to repurchase                          326           409            204
   Interest on FHLB borrowings                                                       1,863         1,874          1,109
                                                                            --------------------------------------------
              Total interest expense                                                19,951        18,468         14,834
                                                                            --------------------------------------------
              Net interest income                                                   17,565        15,510         14,749
Provision for loan losses (Note 3)                                                     754           722            641
                                                                            --------------------------------------------

              Net interest income after provision for loan losses                   16,811        14,788         14,108
                                                                            --------------------------------------------
Other income:
   Loan origination fees                                                               324           294            402
   Trust fees                                                                          908           755            681
   Deposit account charges and fees                                                  1,645         1,606          1,500
   Other fees and charges                                                            1,048           894            943
   Investment securities (losses) (Note 2)                                            (57)         (111)          (215)
                                                                            --------------------------------------------
                                                                                     3,868         3,438          3,311
                                                                            --------------------------------------------
Other expenses:
   Salaries and employee benefits                                                    6,137         5,492          5,127
   Occupancy                                                                           891           792            712
   Furniture and equipment                                                           1,117         1,099            989
   F.D.I.C. insurance                                                                    8           424            793
   Office supplies and postage                                                         819           725            641
   Other                                                                             3,085         2,443          2,378
                                                                            --------------------------------------------
                                                                                    12,057        10,975         10,640
                                                                            --------------------------------------------
              Income before income taxes                                             8,622         7,251          6,779
Federal and state income taxes (Note 8)                                              2,478         1,994          1,845
                                                                            --------------------------------------------
              Net income                                                    $        6,144 $       5,257 $        4,934
                                                                            ===========================================

Average common and common equivalent shares                                      1,479,352     1,472,784      1,469,345
                                                                            ===========================================

Earnings per common and common equivalent share                             $         4.15 $        3.57 $         3.36
                                                                            ===========================================

See Notes to Financial Statements.

HILLS BANCORPORATION


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 6 AND 9)
Years Ended December 31, 1996, 1995 and 1994
(In Thousands, Except Share Amounts)


                                                                                            Less
                                                                                           Maximum
                                                                  Unrealized                Cash
                                                                   Gains On     Less      Obligation
                                                                  Investment    ESOP       Related
                                              Capital   Retained  Securities,   Debt       To ESOP
                                              Stock     Earnings      Net     Guarantee     Shares       Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                $     8,898 $    31,573 $       283 $     (195) $   (4,616) $    35,943
   Issuance of 1,110 shares of
      common stock                                 34          --         --          --          --           34
   Redemption of  657 shares
      of common stock                            (17)          --         --          --          --          (17)
   Payment on debt of ESOP                         --          --         --         195          --          195
   Change related to ESOP shares                   --          --         --          --        (594)        (594)
   Net income                                      --       4,934         --          --          --        4,934
   Cash dividends ($.80 per share)                 --      (1,171)        --          --          --       (1,171)
   Unrealized (losses) on investment
      securities, net                              --          --     (2,877)         --          --       (2,877)
                                          ------------------------------------------------------------------------
Balance, December 31, 1994                      8,915      35,336     (2,594)         --      (5,210)      36,447
   Issuance of 609 shares of
      common stock                                 20          --         --          --          --           20
   Redemption of 324 shares of
      common stock                                (10)         --         --          --          --          (10)
   Change related to ESOP shares                   --          --         --          --          (61)        (61)
   Net income                                      --       5,257         --          --          --        5,257
   Cash dividends ($.87 per share)                 --      (1,268)        --          --          --       (1,268)
   Unrealized gains on investment
      securities, net                              --          --      2,892          --          --        2,892
                                          ------------------------------------------------------------------------
Balance, December 31, 1995                      8,925      39,325        298          --     (5,271)       43,277
   Issuance of 1,936 shares of
      common stock                                 77          --         --          --          --           77
   Redemption of 156 shares
      of common stock                             (5)          --         --          --          --           (5)
   Change related to ESOP shares                  --           --         --          --      (1,145)      (1,145)
   Net income                                     --        6,144         --          --          --        6,144
   Cash dividends ($.95 per share)                --       (1,391)        --          --          --       (1,391)
   Unrealized gains on investment
      securities, net                             --           --        378          --          --          378
                                          ------------------------------------------------------------------------
Balance, December 31, 1996                $    8,997  $    44,078 $      676 $        -- $   (6,416)  $    47,335
                                          ------------------------------------------------------------------------

See Notes to Financial Statements.

HILLS BANCORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994
(In Thousands)

                                                                                     1996       1995      1994
----------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net income ..................................................................   $ 6,144    $ 5,257    $ 4,934
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation .............................................................       884        837        703
      Amortization .............................................................       133
      Provision for loan losses ................................................       754        722        641
      Compensation paid by issuance of common stock ............................        72         10         17
      Deferred income taxes ....................................................       (77)      (238)      (145)
      (Increase) in accrued interest receivable ................................      (121)      (670)       (57)
      Amortization of bond discount ............................................       511        494        764
      (Increase) in other assets ...............................................     1,589       (971)       (14)
      Increase in accrued interest and other liabilities .......................       505        440         92
                                                                                  ------------------------------
              Net cash provided by operating activities ........................    10,394      5,881      6,935
                                                                                  ------------------------------

Cash Flows from  Investing  Activities  Proceeds  from  maturities of investment securities:
      Available for sale .......................................................    22,353     19,404     29,216
      Held to maturity .........................................................     4,069      2,653      2,674
   Proceeds from sales of available-for-sale securities ........................    10,988     11,013      8,961
   Purchases of investment securities:
      Available for sale .......................................................   (37,026)   (35,563)   (26,180)
      Held to maturity .........................................................    (4,784)    (4,896)    (3,184)
   Federal funds sold, net .....................................................    26,421     (8,580)    (3,732)
   Loans made to customers, net of collections .................................   (29,807)   (18,447)   (38,485)
   Purchases of property and equipment .........................................      (859)    (1,483)    (1,210)
   Purchase of subsidiary banks, net of cash acquired (Note 14) ................    (7,163)        --         --
                                                                                  ------------------------------
              Net cash (used in) investing activities ..........................   (15,808)   (35,899)   (31,940)
                                                                                  ------------------------------

Cash Flows from Financing Activities
   Net increase in deposits ....................................................    18,938     19,419     19,352
   Net increase (decrease) in securities sold under agreements
      to repurchase ............................................................    (3,948)     2,976      2,554
   Borrowings from FHLB ........................................................    15,000      5,000
   Payments on FHLB notes ......................................................    (5,032)    (5,031)       (32)
   Dividends paid ..............................................................    (1,391)    (1,268)    (1,171)
                                                                                  ------------------------------
              Net cash provided by financing activities ........................     8,567     31,096     25,703
                                                                                  ------------------------------

                                                           (Continued)

HILLS BANCORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS (C ONTINUED)
Years Ended December 31, 1996, 1995 and 1994
(In Thousands)


                                                                 1996     1995       1994
-------------------------------------------------------------------------------------------


              Increase in cash and due from banks ..........   $ 3,153   $ 1,078   $    698

Cash and due from banks:
   Beginning ...............................................    11,883    10,805     10,107
                                                               ----------------------------
   Ending ..................................................   $15,036   $11,883   $ 10,805
                                                               ============================

Supplemental Disclosures
   Cash payments for:
      Interest paid to depositors and others ...............   $17,848  $ 15,868   $13,417
      Interest paid on other obligations ...................     2,189     2,263     1,313
      Income taxes .........................................     2,565     2,099     1,981

   Noncash financing transactions:
      Increase in stockholders' equity related to ESOP debt         --        --       195
      Increase in maximum cash obligation related to
        ESOP shares ........................................     1,145        61       594
      Net unrealized gains (losses) on investment securities       570     4,591    (4,593)

      Purchase business acquisitions (Note 14)


See Notes to Financial Statements.

HILLS BANCORPORATION


NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 1.  Nature of Activities and Significant Accounting Policies

Nature of activities: Hills Bancorporation (the "Company") is a multi-bank holding company engaged in the business of banking. The Company's three wholly-owned subsidiary commercial banks are Hills Bank and Trust Company, Hills, Iowa; Lisbon Bank and Trust Company, Lisbon, Iowa; and Hills Bank Kalona, Kalona, Iowa. The Banks are all full-service commercial banks extending their services to individuals, businesses, governmental units, and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon and Kalona, Iowa.

The Banks compete with other financial institutions and nonfinancial institutions providing similar financial products. Although the loan activity of the Banks is diversified with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans, each Bank's credit is concentrated in real estate loans.

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

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment securities: Held-to-maturity securities consist solely of debt securities which the Company has the positive intent and ability to hold to maturity and are stated at amortized cost.

Available-for-sale securities consist of debt securities and marketable equity securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. There were no trading securities as of December 31, 1996 and 1995.

Premiums and discounts on held-to-maturity debt securities are amortized over the contractual lives of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Realized gains and losses are included in income, determined on the basis of the cost of the specific securities sold.

Loans: Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of principal is unlikely. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and is reduced by net charge-offs. The Banks make continuous reviews of the loan portfolio and considers current economic conditions, historical loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance.

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," loans are considered impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Interest income on impaired loans is recognized on the cash basis.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due.

Loan fees and origination costs are reflected in the statement of income as collected or incurred. Compared to the net deferral method, this practice had no significant effect on income.

Property and equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using primarily declining-balance methods over the estimated useful lives of 7-40 years for buildings and improvements and 3-20 years for furniture and equipment.

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

Intangible assets: Intangible assets consist principally of goodwill which represents the excess of cost over fair value of net assets acquired in business combinations of two banks in 1996 accounted for under the purchase method. Goodwill is amortized on a straight-line basis over the estimated period to be benefited, 15 years. The carrying value of goodwill is reviewed periodically for impairment. Goodwill totaled $3,804,000, net of accumulated amortization of $93,000, as of December 31, 1996 and is included in other assets.

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

Trust assets: Trust assets, other than cash deposits, held by the Banks in fiduciary or agency capacities for its customers are not included in these statements since they are not assets of the Company.

Earnings per common and common equivalent shares: Earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock option plan were determined using the treasury stock method. Earnings per share and common equivalent shares assuming full dilution are the same as earnings per common and common equivalent share.

Statement of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Banks, deposits and federal funds purchased and sold are reported net.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Off-balance sheet instruments: Fair values for outstanding letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the outstanding letters of credit is not believed to be significant at December 31, 1996. Unfunded loan commitments are not valued since the loans are generally priced at market at the time of funding.

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

Short-term borrowings: The carrying amounts of borrowings under repurchase agreements approximate their fair values.

Long-term borrowings: The fair values of the Banks' long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Banks' current incremental borrowing rates for similar types of borrowing arrangements.



Note 2.  Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:


                                                                  Gross        Gross
                                                 Amortized      Unrealized   Unrealized
                                                    Cost          Gains        Losses       Fair Value
                                              ----------------------------------------------------------
                                                               (Amounts In Thousands)

December 31, 1996:
   U. S. Treasury                             $       45,100 $          220 $       (107) $       45,213
   U. S. Government agencies and
      corporations                                    57,405            295         (303)         57,397
   State and political subdivisions                    1,329             20                        1,349
   Other                                               5,661            920           (3)          6,578
                                              -----------------------------------------------------------
              Total                           $      109,495 $        1,455 $       (413) $      110,537
                                              ===========================================================
December 31, 1995:
   U. S. Treasury                             $       41,094 $          330 $       (149) $       41,275
   U. S. Government agencies and
      corporations                                    55,246            511         (220)         55,537
   Other                                               3,281             --           --           3,281
                                              -----------------------------------------------------------
              Total                           $       99,621 $          841 $       (369) $      100,093
                                              ===========================================================


The amortized cost and fair value of debt securities held to maturity are as follows:

                                                  Gross     Gross
                                      Amortized Unrealized Unrealized
                                        Cost      Gains     Gains     Fair Value
                                       -----------------------------------------
                                                (Amounts In Thousands)
December 31, 1996:
   States and political subdivisions . $  22,098 $   239    $  (105)    $22,232
                                       ========================================

December 31, 1995:
   States and political subdivisions . $  21,443 $   387    $   (76)    $21,754
                                       ========================================

Gross losses realized on sales of investment securities totaled $57,000, $111,000 and $215,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The contractual maturity distribution of investment securities as of December 31, 1996 is summarized as follows:

                                                                   Available for Sale             Held to Maturity
                                                                ------------------------      ------------------------
                                                                Amortized                     Amortized
                                                                   Cost       Fair Value        Cost        Fair Value
                                                                ------------------------------------------------------
                                                                               (Amounts In Thousands)


Due in one year or less .................................       $ 20,715       $ 21,664       $  2,231       $  2,246
Due after one year through five years ...................         86,702         86,811         10,792         10,872
Due after five years through ten years ..................            917            928          9,010          9,044
Due over ten years ......................................          1,161          1,134             65             70
                                                                -----------------------------------------------------
              Total .....................................       $109,495       $110,537       $ 22,098       $ 22,232
                                                                =====================================================

As of December 31, 1996 investment securities with a carrying value of $27,616 were pledged to collateralize public and trust deposits, short-term borrowings, and for other purposes, as required or permitted by law.


Note 3.  Loans

The composition of loans is as follows:
                                                                December 31,
                                                          ----------------------
                                                               1996     1995
                                                          ----------------------
                                                          (Amounts In Thousands)

Agricultural .........................................      $ 23,133  $ 19,000
Commercial and financial .............................        30,650    26,810
Real estate:
   Construction ......................................         8,846     7,937
   Mortgage ..........................................       279,134   239,899
Loans to individuals .................................        33,812    31,640
                                                            ------------------
                                                             375,575   325,286
Less allowance for loan losses .......................         7,311     6,740
                                                            ------------------
                                                            $368,264 $ 318,546
                                                            ==================

Changes in the allowance for loan losses are as follows:

                                                   Year Ended
                                                   December 31,
                                            --------------------------
                                             1996      1995     1994
                                            --------------------------
                                              (Amounts In Thousands)

Balance, beginning ......................   $6,740    $6,210    $5,775
   Provision charged to expenses ........      754       722       641
   Recoveries ...........................      438       730       854
   Allowances of acquired banks .........      350        --        --
   Loans charged off ....................     (971)     (922)   (1,060)
                                            --------------------------
Balance, ending .........................   $7,311    $6,740    $6,210
                                            ==========================

Information about impaired loans as of and for the years ended December 31, 1996 and 1995 is as follows:
                                                           1996          1995
                                                         ----------------------
                                                         (Amounts In Thousands)

Loans receivable for which there is a
     related allowance for credit losses............      $   --       $   --
Loans receivable for which there is no
     related allowance for credit losses ...........       7,811        5,465
                                                          -------------------
              Total impaired loans .................      $7,811       $5,465
                                                          -------------------

Related allowance for credit losses ................      $   --       $   --
Average balance ....................................       6,438        5,617
Interest income recognized .........................         547          491


No allowance for credit losses has been recognized for impaired loans because the loans have been charged off to the net present value of the future cash flows or to the fair value of the collateral if the loan is collateral dependent.



Note 4.  Property and Equipment

The  major  classes  of  property  and  equipment  and  the  total   accumulated
depreciation are as follows:

                                                    December 31,
                                              ----------------------
                                                1996         1995
                                              ----------------------
                                              (Amounts In Thousands)

Land ....................................      $ 1,700      $ 1,362
Buildings and improvements ..............        6,475        5,358
Furniture and equipment .................        8,007        6,900
                                               --------------------
                                                16,182       13,620
Less accumulated depreciation ...........        7,773        6,624
                                               --------------------
              Net .......................      $ 8,409      $ 6,996
                                               ====================



Note 5.  Interest-Bearing Deposits

A summary of these deposits is as follows:

                                                                December 31,
                                                          ----------------------
                                                              1996      1995
                                                          ----------------------
                                                          (Amounts In Thousands)

NOW and other demand ..................................     $ 43,017  $ 35,463
Savings ...............................................      115,037    85,502
Time, $100,000 and over ...............................       32,635    29,451
Other time ............................................      213,218   198,914
                                                            ------------------
                                                            $403,907  $349,330
                                                            ==================

Note 6.  Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the "Plan") established to provide retirement benefits for its employees. The Plan borrowed $1,953,000 from a bank in 1985 and acquired 172,200 shares of the Company's stock, which were pledged as collateral on the bank note. The Company committed to annual ESOP contributions sufficient to service the debt until the debt was retired in 1994 and has since made discretionary cash contributions.

The Company's contribution to the Plan totaled $42,000, $76,000 and $71,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value. To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity. As of December 31, 1996, 160,401 shares held by the ESOP, at a fair value of $40 per share, have been reclassified from stockholders' equity to liabilities.

The Company has a profit-sharing plan with a 401(k) feature which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $340,000, $419,000 and $464,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company has a Stock Incentive Plan for certain key employees and directors whereby 130,800 shares of common stock have been reserved for awards in the form of stock options or stock awards. A Stock Option Committee grants options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Directors may exercise options immediately and officers' rights under the plan vest over a five-year period from the date of the grant. Additional compensation is accrued equivalent to the amount of dividends that would have been paid on the stock had the options been exercised. Such compensation is payable upon exercise of the options.

A summary of the stock option transactions are as follows:

                                                                        Weighted
                                                                         Average
                                                         Number         Exercise
                                                        Of Shares         Price
                                                        ------------------------

Balance, December 31, 1994 ...................           46,569        $   25.76
   Exercised .................................               --               --
   Forfeited .................................               --               --
                                                                          ------
Balance, December 31, 1995 ...................           46,569            25.76
   Exercised .................................               --               --
   Forfeited .................................               --               --
                                                         -----------------------
Balance, December 31, 1996 ...................           46,569        $   25.76
                                                         =======================

As of December 31, 1996, options for 22,605 shares of common stock were exercisable at a weighted average price of $25.33. The range of exercise prices is from $25.33 to $26.17 and the weighted average contractual life of all stock options outstanding as of December 31, 1996 is 6.5 years.

The Committee is also authorized to grant awards of common stock and authorized the issuance of 1,936, 609 and 1,110 shares of common stock to a group of employees in 1996, 1995 and 1994, respectively.

Note 7.  Federal Home Loan Bank Borrowings

As of December 31, 1996, the borrowings were as follows:

                                                                  (In Thousands)
                                                                  --------------

Due August 29, 1997, 6.60% .................................         $ 5,000
Due June 5, 1998, 5.74% ....................................          10,000
Due August 5, 1999, 6.57% ..................................           5,000
Due February 22, 2000, 7.73% ...............................           5,000
Due August 17, 2005, 7.12% .................................             100
Due August 11, 2008, 6.00% .................................             695
                                                                     -------
                                                                     $25,795
                                                                     =======

The borrowings are collateralized by 1-4 family mortgage loans with a face amount of $38,693,000. As of December 31, 1996, the Company held Federal Home Loan Bank stock with a cost of $3,398,000 which is included in investment securities.


Note 8.  Income Taxes

Income taxes for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                                   1996       1995      1994
                                                  ---------------------------
                                                    (Amounts In Thousands)

Current:
   Federal ...............................        $ 2,098   $ 1,828   $ 1,630
   State .................................            457       404       360
Deferred .................................            (77)     (238)     (145)
                                                  ---------------------------
                                                  $ 2,478   $ 1,994   $ 1,845
                                                  ===========================

Deferred income tax liabilities and assets arose from the following temporary differences:

                                                     December 31,
                                               ------------------------
                                                1996     1995     1994
                                               ------------------------
                                                (Amounts In Thousands)
Deferred income tax assets:
   Unrealized losses on debt securities ....   $   --   $   --   $1,525
   Allowance for loan losses ...............    2,264    2,135    1,938
   Certain accrued expenses ................      205      166      107
   Other ...................................        7       43       24
                                               ------------------------
              Gross tax assets .............    2,476    2,344    3,594
                                               ------------------------
Deferred income tax liabilities:
   Property and equipment ..................      621      591      570
   FHLB dividends ..........................      130      105       80
   Unrealized gains on debt securities .....      366      174       --
   Other ...................................        9       --       --
                                               ------------------------
              Gross tax liabilities ........    1,117      870      659
                                               ------------------------
              Net deferred income tax asset    $1,359   $1,474   $2,935
                                               ========================

The net change in the deferred income taxes for the years ended December 31, 1996, 1995 and 1994 is reflected in the financial statements as follows:

                                                       Year Ended December 31,
                                                   -----------------------------
                                                    1996        1995      1994
                                                   -----------------------------
                                                       (Amounts In Thousands)

Statement of income ............................   $   (77)   $  (238) $   (145)
Statement of stockholders' equity ..............       192      1,699    (1,715)
                                                   -----------------------------
                                                   $   115    $ 1,461  $ (1,860)
                                                   =============================

The income tax provisions for the years ended December 31, 1996, 1995 and 1994 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

                                                  1996                              1995                              1994
                                         -------------------------        -------------------------        ------------------------
                                                             % Of                            % Of                            % Of
                                                            Pretax                           Pretax                         Pretax
                                           Amount           Income          Amount           Income          Amount         Income
                                         -------------------------        -------------------------        ------------------------
                                                                      (Amounts In Thousands)
Expected provision ..............         $ 2,931             34.0%        $ 2,465             34.0%        $ 2,305            34.0%
Tax-exempt interest .............            (539)            (6.3)           (530)            (7.3)           (551)           (8.1)
Interest expense limitation .....              95              1.1              87              1.2              75             1.1
State income taxes, net of
   federal income tax benefit ...             315              3.7             245              3.4             225             3.3
Income tax credits ..............            (344)            (4.0)           (250)            (3.5)           (195)           (2.9)
Other ...........................              20              0.2             (23)            (0.3)            (14)           (0.2)
                                          ------------------------------------------------------------------------------------------
                                          $ 2,478             28.7%        $ 1,994             27.5%        $ 1,845            27.2%
                                          ==========================================================================================

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

A comparison of the Company's capital as of December 31, 1996 with the minimum requirements is presented below.

                                                                   Minimum
                                                       Actual    Requirements
                                                      -------------------------

Tier 1 Risk-Based Capital .....................        14.01%        4.00%
Total Risk-Based Capital ......................        15.27         8.00
Leverage Ratio ................................         9.11         3.00

According to FDIC capital guidelines, the Banks are considered to be "Well Capitalized."

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Banks. The Banks are subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Banks, certain of their retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings which could be available for the payment of dividends to the Company total approximately $4,900,000 as of December 31, 1996.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $3,974,000 and $3,389,000 as of December 31, 1996 and 1995, respectively.

Note 10.  Related Party Transactions

Certain directors of the Company and companies with which they are affiliated and certain principal officers are customers of, and have banking transactions with, the Banks in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 1996 and 1995:

                                             Year Ended December 31,
                                             -----------------------
                                                 1996      1995
                                             ----------------------
                                             (Amounts In Thousands)

Balance, beginning ..............              $ 9,548   $ 9,011
   Advances .....................                1,502     1,327
   Collections ..................               (1,818)     (790)
                                               -----------------
Balance, ending .................              $ 9,232   $ 9,548
                                               =================

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Note 11.  Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 are as follows:

                                                                     1996                           1995
                                                            -------------------------      --------------------------
                                                            Carrying       Estimated       Carrying        Estimated
                                                             Amount        Fair Value       Amount         Fair Value
                                                            ---------------------------------------------------------
                                                                              (Amounts In Thousands)
Cash and due from banks ............................        $ 15,036        $ 15,036        $ 11,883        $ 11,883
Federal funds sold .................................           1,107           1,107          16,080          16,080
Investment securities ..............................         132,635         132,769         121,536         121,847
Loans ..............................................         368,264         374,804         318,546         321,553
Accrued interest receivable ........................           4,884           4,884           4,446           4,446
Deposits ...........................................         450,061         451,114         392,257         394,390
Securities sold under agreements
   to repurchase ...................................           6,071           6,071          10,019          10,019
Borrowings from Federal Home Loan
   Bank ............................................          25,795          26,629          30,727          30,973
Accrued interest payable ...........................           1,952           1,952           1,885           1,885

                                                               Face                          Face
                                                              Amount                        Amount
                                                            --------                       --------
Off-balance sheet instruments:
   Loan commitments                                         $ 72,322                       $ 50,456
   Letters of credit                                           9,583                          5,822

Note 12.  Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

                              BALANCE SHEETS
                        December 31, 1996 and 1995
                          (Amounts In Thousands)

ASSETS                                                     1996      1995
--------------------------------------------------------------------------

Cash ...................................................  $   294  $   316
Investment securities available for sale ...............    1,181      300
Investment in subsidiary banks .........................   52,355   47,727
Other assets ...........................................      693      205
                                                          ----------------
              Total assets .............................  $54,523  $48,548
                                                          ================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------

Liabilities ............................................  $    772 $    --
                                                          ----------------
Redeemable common stock held by ESOP ...................    6,416    5,271
                                                          ----------------
Stockholders' equity:
   Capital stock .......................................    8,997    8,925
   Retained earnings ...................................   44,078   39,325
   Unrealized gains on investment securities, net ......      676      298
                                                          ----------------
                                                           53,751   48,548
   Less maximum cash obligation related to ESOP shares .    6,416    5,271
                                                          ----------------
              Total stockholders' equity ...............   47,335   43,277
                                                          ----------------
              Total liabilities and stockholders' equity  $54,523  $48,548
                                                          ================

                              STATEMENTS OF INCOME
                  Years Ended December 31, 1996, 1995 and 1994
                             (Amounts In Thousands)

                                                           1996      1995      1994
------------------------------------------------------------------------------------

Interest on investment securities .....................   $   15    $   20    $   11
Dividends received from subsidiaries ..................    9,422     1,272     1,212
Operating expenses ....................................      (67)      (20)      (20)
                                                          --------------------------
              Income before income taxes and equity
                in subsidiaries' undistributed income .    9,370     1,272     1,203
Income tax benefit ....................................       22         2         5
                                                          --------------------------
                                                           9,392     1,274     1,208
Equity in subsidiaries' undistributed income ..........   (3,248)    3,983     3,726
                                                          --------------------------
              Net income ..............................   $6,144    $5,257    $4,934
                                                          ==========================

                   STATEMENTS OF CASH FLOWS
         Years Ended December 31, 1996, 1995 and 1994
                    (Amounts In Thousands)

                                                           1996      1995      1994
                                                          --------------------------

Cash flows from operating activities:
   Net income .........................................   $6,144    $5,257    $4,934
   Noncash items included in net income:
      Undistributed earnings of subsidiaries ..........    3,248    (3,983)   (3,726)
      (Increase) decrease in other assets .............     (414)       39       123
      Increase in liabilities .........................      464        --        --
                                                          --------------------------
              Net cash provided by operating activities    9,442     1,313     1,331
                                                          --------------------------
Cash flows from investing activities:
   Investment in subsidiary banks .....................   (8,073)       --        --
   Proceeds from maturities of investment securities ..      300       300       300
   Purchase of investment securities ..................     (300)     (300)     (300)
                                                          --------------------------
              Net cash (used in) investing activities .   (8,073)       --        --
                                                          --------------------------
Cash flows (used in) financing activities,
   cash dividends paid ................................   (1,391)   (1,268)   (1,171)
                                                          --------------------------
              Increase (decrease) in cash .............      (22)       45       160
Cash balance:
   Beginning ..........................................      316       271       111
                                                          --------------------------
   Ending .............................................   $  294    $  316    $  271
                                                          ==========================

Note 13.  Commitments and Contingencies

Concentrations of credit risk: All of the Banks' loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within each Bank's market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $11,006,000. The concentrations of credit by type of loan are set forth in Note 3. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Banks have a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson County, Iowa.

Contingencies: In the normal course of business, the Banks are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying financial statements.

Financial instruments with off-balance sheet risk: The Banks are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit card participations and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Banks' commitments at December 31, 1996 and 1995 is as follows:

                                                               1996      1995
                                                              ---------------
                                                                (Amounts In
                                                                 Thousands)

Firm loan commitments and unused portion of lines of credit:
   Home equity loans .......................................  $ 3,979  $ 2,333
   Credit card participants ................................    6,336    5,123
   Commercial, real estate and home construction ...........   23,862   18,103
   Commercial lines ........................................   38,145   24,897
Outstanding letters of credit ..............................    9,583    5,822

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties. Credit card participations are the unused portion of the holders' credit limits. Such amounts represent the maximum amount of additional unsecured borrowings.

Outstanding letters of credit are the conditional commitments issued by the Banks to guarantee the performance of a customer to a third party and collateralize the customer's borrowing arrangement with other creditors. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Banks deem necessary.


Note 14.  Business Acquisitions

Effective July 1, 1996, the Company acquired for cash all of the outstanding shares of LBC, Inc., which owned 100% of the outstanding shares of Alliance Bancorporation, which held 100% of the outstanding shares of the Lisbon Bank and Trust Company, Lisbon, Iowa. The total acquisition cost was $3,042,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $1,373,000 is being amortized over 15 years by the straight-line method.

The Company chartered a new subsidiary bank, Hills Bank Kalona, and on September 20, 1996, the subsidiary bank acquired cash, certain assets and assumed the deposits of the Kalona, Iowa office of Boatmen's Bank Iowa, N.A. The total acquisition cost was $5,031,000. The excess of the cost over the fair value of the net assets acquired was $2,523,000 and is being amortized over 15 years by the straight-line method.

The  acquisitions  were accounted for as purchases and the results of operations
since  the  acquisition  dates  are  included  in  the  consolidated   financial
statements.

Unaudited proforma net income for 1996, 1995 and 1994, as though the Banks had been acquired as of January 1, 1994, is not significantly different than reported net income of the Company after consideration of goodwill amortization and imputed interest on borrowed funds.

A summary of the net assets acquired of these two institutions is as follows:

                                                                       (Amounts
                                                                          In
                                                                      Thousands)
                                                                      ----------

Cash purchase price ..........................................         $  8,073
                                                                       --------
Assets acquired:
   Cash and due from banks ...................................         $    910
   Investment securities available for sale ..................            6,640
   Federal funds sold ........................................           11,448
   Loans .....................................................           20,665
   Property and equipment ....................................            1,438
   Accrued interest receivable ...............................              317
   Intangible assets .........................................            3,896
   Other assets ..............................................            1,938
Liabilities assumed:
   Deposits and accrued interest .............................          (39,019)
   Borrowings from FHLB ......................................             (100)
   Other liabilities .........................................              (60)
                                                                       --------
                                                                       $  8,073
                                                                       ========

Note 15.  Common Stock Dividend

On April 17, 1996, the Company effected a three for one stock split in the form of a stock dividend when it issued a stock dividend of two additional shares for each share then held. The number of shares outstanding and per share information has been retroactively restated for all periods presented.

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

                                                                                                                  Year First
                                                                                                                    Elected
                                                      Position With Registrant Or Bank And                        Officer Of
                                                       Principal Occupation And Employment                        Registrant
           Name              Age                          During The Past Five Years                               (Bank)
-------------------------------------------------------------------------------------------------------------------------------

Dwight O. Seegmiller          44   Director of Registrant and Bank; President, Registrant and Bank                 1986 (1975)

William H. Olin, D.D.S.       73   Director of Registrant and Bank; Chairman of the Board, Bank;                   1984
                                   Vice President of the Registrant; Dentist, University of Iowa Hospitals
                                   and Clinics

Earlis Rohret                 72   Director of Registrant and Bank; Vice President of the Registrant; Farmer       1984

James G. Pratt                48   Treasurer of Registrant; Senior Vice President and Controller of Bank           1985 (1982)
                                   from January 1986 to present

Thomas J. Cilek               50   Secretary of Registrant; Senior Vice President of Bank from August 1986         1988 (1986)
                                   to present


PART III

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

PART IV

Item 14.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

                                                                     Form 10-K
                                                                     Reference
                                                                     -----------
(a)  1.  Financial Statements

         Independent auditor's report on the financial statements
         Consolidated balance sheets as of December 31, 1996 and 1995 Consolidated statements of income for the years ended December 31,
            1996, 1995 and 1994
         Consolidated statements of stockholders' equity for the years ended
            December 31, 1996, 1995 and 1994
         Consolidated statements of cash flows for the years ended
            December 31, 1996, 1995 and 1994
         Notes to financial statements

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

         Exhibit 10(b) - Material  Contract (1993 Stock Incentive Plan) filed as
         Exhibit 10(b) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

         Exhibit 10(c) - Material contract (1995 Deferred Compensation Plans) filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

         Exhibit 11 - Statement Re Computation of Earnings Per Common and Common Equivalent Share is attached on Page 59.

         Exhibit 21 - Subsidiaries of the Registrant is attached on Page 60.

         Exhibit 23 - Consent of Accountants is attached on Page 61.

         Exhibit 27 - Financial Data Schedule is attached on Pages 62 and 63.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K for the three months ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          HILLS BANCORPORATION

Date March 27, 1997              By /s/ Dwight O. Seegmiller
     ----------------------         --------------------------------------------
                                    Dwight O. Seegmiller, Director and President

Date March 27, 1997              By /s/ James G. Pratt
     ----------------------         --------------------------------------------
                                    James G. Pratt, Treasurer and Chief
                                        Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date March 27, 1997              By /s/ Willis M. Bywater
     ----------------------         --------------------------------------------
                                    Willis M. Bywater, Director

Date March 27, 1997              By /s/ Thomas J. Gill
     ----------------------         --------------------------------------------
                                    Thomas J. Gill, Director

Date March 27, 1997              By /s/ Donald H. Gringer
     ----------------------         --------------------------------------------
                                    Donald H. Gringer, Director

Date March 27, 1997              By /s/ Richard W. Oberman
     ----------------------         --------------------------------------------
                                    Richard W. Oberman, Director

Date March 27, 1997              By /s/ William H. Olin
     ----------------------         --------------------------------------------
                                    William H. Olin, Director

Date March 27, 1997              By /s/ Theodore H. Pacha
     ----------------------         --------------------------------------------
                                    Theodore H. Pacha, Director

Date March 27, 1997              By /s/ Ann M. Rhodes
     ----------------------         --------------------------------------------
                                    Ann M. Rhodes, Director

Date March 27, 1997              By /s/ Earlis Rohet
     ----------------------         --------------------------------------------
                                    Earlis Rohet, Director

Date March 27, 1997              By /s/ Ronald E. Stutsman
     ----------------------         --------------------------------------------
                                    Ronald E. Stutsman, Director

Date March 27, 1997              By /s/ Earl M. Yoder
     ----------------------         --------------------------------------------
                                    Earl M. Yoder, Director

                              HILLS BANCORPORATION
                       ANNUAL REPORT ON FORM 10-K FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                  EXHIBIT INDEX


                                                                 Page Number
                                                             In The Sequential
 Exhibit                                                      Numbering System
  Number                           Description               For 1996 Form 10-K
--------------------------------------------------------------------------------


    11     Statement Re Computation of Earnings Per
               Common and Common Equivalent Share

    21     Subsidiaries of the Registrant

    23     Consent of Independent Certified Public Accountants

    27     Financial Data Schedule