Form 10-Q
period 1997-03-31
HILLS BANCORPORATION
filed 1997-05-14
CIK 732417

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

                  For the quarterly period ended March 31, 1997


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

                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                           SHARES OUTSTANDING
          CLASS                                            AT April 30, 1997
--------------------------                                 ------------------
Common Stock, no par value                                      1,465,204

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                           Page
                                                                          Number

Item 1.        Financial Statements

               Consolidated balance sheets, March 31, 1997 (unaudited)
                   and December 31, 1996
               Consolidated statements of income, (unaudited) for three
                   months ended March 31, 1997 and 1996
               Consolidated statement of stockholders' equity, (unaudited)
                   for three months ended March 31, 1997 and 1996
               Consolidated statements of cash flows (unaudited) for three months ended March 31, 1997 and 1996
               Notes to consolidated financial statements

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

Item 6.        Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                         March 31,
                                                           1997     December 31,
                                                         Unaudited      1996*
                                                         ---------    --------
ASSETS
Cash and due from banks ..............................   $ 12,250     $ 15,036
Investment securities:
   Available for sale (amortized cost March 31, 1997
     $113,736; December 31, 1996 $109,495) ...........    114,558      110,537
   Held to maturity (fair value March 31, 1997
     $23,348; December 31, 1996 $22,232) .............     23,256       22,098
Federal funds sold ...................................        207        1,107
Loans, net ...........................................    382,871      368,264
Property and equipment, net ..........................      8,359        8,409
Accrued interest receivable ..........................      5,149        4,884
Deferred income taxes, net ...........................      1,441        1,359
Other assets .........................................      7,532        7,758
                                                         --------     --------
                                                         $555,623     $539,452
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .........................   $ 46,406     $ 46,154
Interest-bearing deposits ............................    402,520      403,907
                                                         --------     --------
   Total deposits ....................................   $448,926     $450,061
Federal funds purchased and securities sold under
     agreements to repurchase ........................     12,977        6,071
Federal Home Loan Bank notes .........................     35,765       25,795
Accrued interest payable .............................      1,868        1,952
Other liabilities ....................................      2,409        1,822
                                                         --------     --------
                                                         $501,945     $485,701
                                                         --------     --------

REDEEMABLE COMMON STOCK HELD BY EMPLOYEE STOCK
   OWNERSHIP PLAN (ESOP) .............................   $  6,576     $  6,416
                                                         --------     --------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value; authorized
   10,000,000 shares; issued March 31, 1997-
   1,465,204 shares; issued December 31, 1996 -
   1,465,384 shares ..................................   $  8,990     $  8,997
Retained earnings ....................................     44,150       44,078
Unrealized gains (losses) on debt securities, net ....        538          676
                                                         --------     --------
                                                         $ 53,678     $ 53,751
Less, maximum cash obligation related to ESOP shares .      6,576        6,416
                                                         --------     --------
                                                         $ 47,102     $ 47,335
                                                         --------     --------
                                                         $555,623     $539,452
                                                         ========     ========

*  Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1997 and 1996
                      (In Thousands, Except Per Share Data)


                                                       1997         1996
                                                    ----------   ----------
Interest income:
    Interest and fees on loans ..................   $    8,041   $    6,999
    Interest on investment securities
      Taxable ...................................        1,673        1,418
      Non-taxable ...............................          294          277
    Other interest income .......................           41          168
                                                    ----------    ---------
    Total interest income .......................   $   10,049    $   8,862
                                                    ----------    ---------

Interest expense:
    Interest on deposits ........................   $    4,603   $    4,243
    Interest on securities sold under
       agreements to repurchase .................           89          100
    Interest on FHLB notes ......................          530          489
                                                    ----------   ----------
    Total interest expense ......................   $    5,222   $    4,832
                                                    ----------   ----------
    Net interest income .........................   $    4,827   $    4,030
Provision for loan losses .......................          195          180
                                                    ----------   ----------
       Net interest income after
         provision for loan losses ..............   $    4,632   $    3,850
                                                    ----------   ----------

Other income:
    Real estate origination fees ................   $       59   $      111
    Trust fees ..................................          304          185
    Deposit account charges and fees ............          433          375
    Other fees and charges ......................          329          281
                                                    ----------   ----------
                                                    $    1,125   $      952
                                                    ----------   ----------
Other expenses:
    Salaries and employee benefits ..............   $    1,790   $    1,550
    Occupancy expenses ..........................          246          212
    Furniture and equipment .....................          327          266
    F.D.I.C. insurance ..........................           31            2
    Office supplies and postage .................          231          176
    Other operating .............................          835          601
                                                    ----------   ----------
                                                    $    3,460   $    2,807
                                                    ----------   ----------
       Income before income taxes ...............   $    2,297   $    1,995

Federal and state income taxes ..................   $      686   $      569
                                                    ----------   ----------

       Net income ...............................   $    1,611   $    1,426
                                                    ==========   ==========

Per common share:
      Net income ................................   $     1.09   $      .97
      Dividend, January ....                              1.05          .95
       Weighted average of common outstanding
         stock ..................................    1,479,172    1,473,069

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 1997 and 1996
                                 (In Thousands)

                                                                Capital      Retained      Unrealized        ESOP
                                                     Total       Stock       Earnings        Losses       Obligations
                                                   --------    --------      --------      ----------     -----------

Balance, January 1, 1997 ....................      $ 47,335    $  8,997      $ 44,078       $    676       $ (6,416)
Redemption of stock .........................            (7)         (7)        - - -          - - -          - - -
Net income ..................................         1,611       - - -         1,611          - - -          - - -
Change related to ESOP shares ...............          (160)      - - -         - - -          - - -           (160)
Cash dividends ($1.05 per share) ............        (1,539)      - - -        (1,539)         - - -          - - -
Unrealized gains (losses) on
  debt securities, net ......................          (138)      - - -         - - -           (138)         - - -
                                                   --------    --------      --------       --------       --------
Balance, March 31, 1997 .....................      $ 47,102    $  8,990      $ 44,150       $    538       $ (6,576)
                                                   ========    ========      ========       ========       ========


Balance, January 1, 1996 ....................      $ 43,277    $  8,925      $ 39,325       $    298       $ (5,271)
Net income ..................................         1,426       - - -         1,426          - - -          - - -
Change related to ESOP shares ...............          (448)      - - -         - - -          - - -           (448)
Cash dividends ($.95 per share) .............        (1,391)      - - -        (1,391)         - - -          - - -
Unrealized gains (losses) on debt
  securities, net ...........................          (408)      - - -         - - -           (408)         - - -
                                                   --------    --------      --------       --------       --------
Balance, March 31, 1996 .....................      $ 42,456    $  8,925      $ 39,360       $   (110)      $ (5,719)
                                                   ========    ========      ========       ========       ========

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                 (In Thousands)

                                                                                     1997         1996
                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  1,611    $  1,426
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        268         206
    Provision for loan losses                                                           195         180
    (Increase) decrease in accrued interest receivable .........................       (265)       (520)
    Amortization of bond discount ..............................................         98         135
    (Increase) in other assets .................................................        140         102
    Amortization of intangibles ................................................         86       - - -
    Increase in accrued interest and other liabilities .........................        503         324
                                                                                   --------    --------
    Net cash provided by operating activities ..................................   $  2,636    $  1,853
                                                                                   --------    --------

CASH FLOWS FROM  INVESTING  ACTIVITIES  Proceeds  from  maturities of investment ecurities:
    Available for sale .........................................................   $  2,270    $  2,000
    Held to maturity ...........................................................        276         300
Purchase of investment securities
    Available for sale .........................................................     (6,591)     (6,214)
    Held to maturity ...........................................................     (1,452)     (1,052)
Federal funds sold, net ........................................................        900       4,735
Loans made to customers, net of collections ....................................    (14,802)     (3,293)
Purchases of property and equipment ............................................       (218)       (251)
                                                                                   --------    --------
    Net cash (used in) investing activities ....................................   $(19,617)   $ (3,775)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $ (1,135)   $  1,884
    Net increase (decrease) in fed funds purchased and
       securities sold under agreements to repurchase ..........................      6,906        (291)
    Borrowings from FHLB .......................................................     10,000       - - -
    Payments on FHLB ...........................................................        (30)      - - -
    Redemption of common stock .................................................         (7)      - - -
    Dividends paid .............................................................     (1,539)     (1,391)
                                                                                   --------    --------
       Net cash provided by financing activities ...............................   $ 14,195    $    202
                                                                                   --------    --------
       Increase in cash and due from banks .....................................   $ (2,786)   $ (1,720)

CASH AND DUE FROM BANKS
    Beginning ..................................................................   $ 15,036      11,883
                                                                                   --------    --------
    Ending .....................................................................   $ 12,250    $ 10,163
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors and others ..................................   $  4,687    $  4,293
       Interest paid on other obligations ......................................        619         589
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................        160         448
       Net unrealized gains (losses) on debt securities ........................       (138)       (647)

See Notes to Financial Statements

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


Note 2.       Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                            (In thousands)
                                                               March 31
                                                       -------------------------
                                                         1997             1996
                                                       --------         --------

Agricultural .................................         $ 23,974         $ 18,991
Commercial and financial .....................           31,314           28,307
Real estate, construction ....................            9,622            8,510
Real estate, mortgage ........................          292,068          241,075
Loans to individual ..........................           33,189           31,618
                                                       --------         --------
                                                       $390,167         $328,501
Less allowance for loan losses ...............            7,296            6,842
                                                       --------         --------
                                                       $382,871         $321,659
                                                       ========         ========

Transactions in the allowance for loan losses are as follows:

                                                            (In thousands)
                                                             Three months
                                                            ended March 31
                                                       ------------------------
                                                         1997             1996
                                                       -------          -------

Balance, beginning ...........................         $ 7,311          $ 6,740
  Provision charged to expense ...............             195              180
  Net charge-offs ............................            (210)             (78)
                                                       -------          -------
Balance, ending ..............................         $ 7,296          $ 6,842
                                                       =======          =======

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                                (In thousands)
                                                                   March 31
                                                             -------------------
                                                              1997         1996
                                                             ------       ------

Nonaccrual ...........................................       $  376       $  389
Accruing loans, past due 90 days or more .............          929        1,475
Restructured loan ....................................        - - -        - - -
Impaired loans .......................................        6,435        5,765

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF THE FINANCIAL CONDITION AND RESULTS OF OPERATION


The consolidated balance sheet of Hills Bancorporation as of March 31, 1997 reflects total assets of $555.6 million which is an increase of $16.2 million from December 31, 1996. Net loans are $382.9 million which represents an increase of $14.6 million from December 31, 1996. Compared to one year ago, total assets have increased from $486.2 million to $555.6 million for an increase of $69.4 million. Also during this time, net loans increased $61.2 million to $382.9 million as of March 31, 1997. These loan increases were primarily single family residential loans in the Iowa City and Coralville area. Investment securities total $137.8 million as of March 31, 1997, an increase of $5.2 million from December 31, 1996 and a $12.4 million increase in investment securities since March 31, 1996. Federal funds sold decreased during the first quarter of 1997 by $.9 million and have decreased from March 31, 1996 to March 31, 1997 by $11.1 million. As discussed in previous reports, the addition of a location in Lisbon, Iowa in July of 1996 and Kalona, Iowa in September, 1996 accounted for approximately $40 million in asset growth; $22 million in loans; $18 million in investment securities and other assets; and approximately $40 million in deposit growth.

Deposits (when federal funds purchased and securities sold under agreements to repurchase are included) as of March 31, 1997 totaled $461.9 million, an increase of $5.8 million for the first three months. March 31, 1997 deposits, including repos, have grown $58.0 million from March 31, 1996. Borrowings from the FHLB have increased from $30,727,000 to $35,765,000 during the last twelve months with $5 million of the borrowings occurring in the first quarter of 1997 after a payment of $5 million in August of 1996. Asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January 1997, Hills Bancorporation paid a dividend of $1.05 per share, a 10.53% increase from the $.95 paid in January 1996. The total dividend of $1,539,000 is deducted from stockholders' equity and is reflected in the
resulting   stockholders'   equity  as  of  March  31,   1997  of   $47,102,000.
Stockholders' equity at March 31, 1997 and December 31, 1996 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes.

The total stockholders' equity of Hills Bancorporation before the reduction for the ESOP shares as a percent of total assets is 9.66%. Under risk-based capital rules, total capital is 15.17% of risk-adjusted assets, compared to the current 8% requirement.

The consolidated net income for the three months ended March 31, 1997 was $1,611,000 compared to $1,426,000 for the same period ended March 31, 1996. This is an increase of $185,000 representing an earnings per share for the three months of $1.09 compared to $.97 for the same three months in 1996. Net interest income for 1997 is up by $390,000 over 1996 and is primarily the result of earning assets being $57.3 million higher in 1997 compared to 1996. The provisions for loan losses are $195,000 and $180,000 for the quarters presented and is reflective of management's overall opinion of the loan portfolio at this time, the growth of the loan portfolio, and the level of the reserve as of March 31, 1997.

Other income of the bank was $1,125,000 compared to $952,000 for the three months ended March 31, 1997 and 1996, respectively. Loan origination fees amounted to $59,000 for the three month period ended March 31, 1997 compared to only $111,000 in 1996. The Trust Department fees were $304,000 and $185,000 for the three months ending March 31, 1997 and 1996, respectively and represents primarily an increase in accounts under management. Deposit account charges and other fees were $762,000 compared to $656,000 one year ago. These increases are the result of more accounts and increased activity in existing accounts.

Other expenses have increased from $2,807,000 for the three months ended March 31, 1997 to $3,460,000 for the period ended March 31, 1997. Of this net increase of $653,000, salaries and employee benefits accounted for a $240,000 increase. This is a combination of salary increases and the number of full-time equivalent employees increasing from March 31, 1996 to March 31, 1997 by twenty-four employees. The occupancy, furniture and equipment, office supplies and the other operating expenses totaled $1,670,000 for the three months ending March 31, 1997 compared to $1,257,000 for the same period in 1996. These expenses are up $413,000 as a result of the two new banks acquired with the resulting occupancy and furniture and equipment increases and increases in marketing, other professional fees, and other data processing charges related to the acquisitions. Federal and state income taxes for 1997 are more than in 1996, primarily the result of increased income before taxes.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit
                   See exhibit II - Statement Re Computation of Earnings Per Common Share

              (b)  Reports on Form 8-K
                   No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                                  HILLS BANCORPORATION
                                                     (Registrant)



May 14, 1997                         /s/ Dwight O. Seegmiller
----------------------------         -------------------------------------------
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