Form 10-Q
period 1997-06-30
HILLS BANCORPORATION
filed 1997-08-13
CIK 732417

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

                  For the quarterly period ended June 30, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                              SHARES OUTSTANDING
          CLASS                                                AT JULY 31, 1997
--------------------------                                    ------------------

Common Stock, no par value                                         1,467,259

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                           Page
                                                                          Number
                                                                          ------

Item 1.        Financial Statements

               Consolidated balance sheets, June 30, 1997
                   (unaudited) and December 31, 1996
               Consolidated statements of income, (unaudited) for
                   three and six months ended June 30, 1997 and 1996
               Consolidated statement of stockholders' equity,
                   (unaudited) for three and six months ended June 30, 1997 and 1996
               Consolidated statements of cash flows (unaudited) for
                   three and six months ended June 30, 1997 and 1996
               Notes to consolidated financial statements

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

Item 6.        Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                             June 30,
                                                               1997    December 31,
                                                             Unaudited    1996*
                                                             --------- ------------
ASSETS
Cash and due from banks ..................................   $ 17,807   $ 15,036
Investment securities:
   Available for sale (amortized cost
     June 30, 1997 $109,865;
     December 31, 1996 $109,495) .........................    109,995    110,537
   Held to maturity (fair value
     June 30, 1997 $24,271;
     December 31, 1996 $22,232) ..........................     24,063     22,098
Federal funds sold .......................................      1,712      1,107
Loans, net ...............................................    399,856    368,264
Property and equipment, net ..............................      8,349      8,409
Accrued interest receivable ..............................      5,396      4,884
Deferred income taxes, net ...............................      1,668      1,359
Other assets .............................................      7,924      7,758
                                                             --------   --------
                                                             $576,770   $539,452
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .............................   $ 51,947   $ 46,154
Interest-bearing deposits ................................    413,697    403,907
                                                             --------   --------
   Total deposits ........................................   $465,644   $450,061
Federal funds purchased and securities
   sold under agreements to repurchase ...................      6,084      6,071
Federal Home Loan Bank notes .............................     45,795     25,795
Accrued interest payable .................................      1,917      1,952
Other liabilities ........................................      2,120      1,822
                                                             --------   --------
                                                             $521,560   $485,701
                                                             --------   --------

REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ................................................   $  6,897   $  6,416
                                                             --------   --------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued June 30, 1997- 1,467,259
   shares; issued December 31, 1996 -
   1,465,384 shares ......................................   $  9,042   $  8,997
Retained earnings ........................................     46,086     44,078
Unrealized gains (losses) on investment securities, net ..         82        676
                                                             --------   --------
                                                             $ 55,210   $ 53,751
Less, maximum cash obligation related to
   ESOP shares ...........................................      6,897      6,416
                                                             --------   --------
                                                             $ 48,313   $ 47,335
                                                             --------   --------
                                                             $576,770   $539,452
                                                             ========   ========

*  Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                Three and Six Months Ended June 30, 1997 and 1996
                      (In Thousands, Except Per Share Data)

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                 June 30,
                                                                --------------------    --------------------
                                                                  1997        1996         1997        1996
                                                                --------------------    --------------------
Interest Income:
         Interest and fees on loans ....................        $  8,515    $  7,123    $ 16,556    $ 14,122
         Interest on investment securities
                  Taxable ..............................           1,693       1,478       3,366       2,896
                  Non-taxable  .........................             298         269         592         546
         Other interest income .........................              39         133          80         301
                                                                --------------------------------------------
         Total interest income .........................          10,545       9,003      20,594      17,865
                                                                --------------------------------------------
Interest Expense:
         Interest on deposits ..........................           4,719       4,253       9,322       8,496
         Interest on securities sold under
            agreements to repurchase ...................             109          67         198         167
         Interest on FHLB notes.........................             730         488       1,260         977
                                                                --------------------------------------------
         Total interest expense ........................           5,558       4,808      10,780       9,640
                                                                --------------------------------------------
         Net interest income ...........................           4,987       4,195       9,814       8,225
Provision for loan losses ..............................             395         180         590         360
                                                                --------------------------------------------
         Net interest income after provision
           for loan losses .............................           4,592       4,015       9,224       7,865
                                                                --------------------------------------------
Other income:
         Gain on disposition of marketable equity
            security ...................................          1,054           --       1,054          --
         Real estate origination fees ..................             61           94         120         205
         Trust fees ....................................            321          223         625         408
         Deposit account charges and fees ..............            470          397         903         772
         Other fees and charges ........................            300          246         629         527
                                                                --------------------------------------------
Other expenses:
         Salaries and employee benefits ................          1,797        1,513       3,587       3,063
         Occupancy expenses ............................            241          207         487         419
         Furniture and equipment .......................            343          254         670         520
         Contributions .................................          1,073            1       1,092          18
         Office supplies and postage ...................            187          186         418         362
         Other operating ...............................            867          618       1,714       1,204
                                                                --------------------------------------------
                                                                  4,508        2,779       7,968       5,586
                                                                --------------------------------------------
         Income before income taxes ....................          2,290        2,196       4,587       4,191
Federal and state income taxes .........................            355          641       1,041       1,210
                                                                --------------------------------------------
         Net income ....................................        $ 1,935     $  1,555     $ 3,546     $ 2,981
                                                                ============================================

Per common share: Net income ...........................           1.31         1.05        2.40        2.02
                           Dividend, January ...........             --           --        1.05         .95
                           Weighted average
                             of common
                             outstanding stock .........      1,480,933    1,474,199   1,480,199   1,476,216

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 1997 and 1996
                                 (In Thousands)


                                              Capital    Retained Unrealized    ESOP
                                      Total    Stock     Earnings   Losses   Obligations
                                    ----------------------------------------------------

Balance, January 1, 1997 ........   $ 47,335  $  8,996   $ 44,079  $   676    $ (6,416)
Exercise stock options for 2,055
  shares ........................         53        53      - - -    - - -       - - -
Redemption of stock .............         (7)       (7)     - - -    - - -       - - -
Net income ......................      3,546     - - -      3,546    - - -       - - -
Change related to ESOP shares ...       (481)    - - -      - - -    - - -        (481)
Cash dividends ($1.05 per share)      (1,539)    - - -     (1,539)   - - -       - - -
Unrealized gains (losses) on
  debt securities, net ..........       (594)    - - -      - - -     (594)      - - -
                                    --------------------------------------------------
Balance, June 30, 1997 ..........   $ 48,313  $  9,042   $ 46,086   $   82    $ (6,897)
                                    ==================================================

Balance, January 1, 1996 ........   $ 43,277  $  8,925   $ 39,325   $  298    $ (5,271)
Net income ......................      2,981     - - -      2,981    - - -       - - -
Change related to ESOP shares ...       (531)    - - -      - - -    - - -        (531)
Cash dividends ($.95 per share) .     (1,391)    - - -     (1,391)   - - -       - - -
Unrealized gains (losses) on debt
  securities, net ...............       (816)    - - -      - - -     (816)      - - -
                                    --------------------------------------------------
Balance, June 30, 1996 ..........   $ 43,520  $  8,925   $ 40,915  $  (518)   $ (5,802)
                                    ==================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                 (In Thousands)

                                                                                      1997       1996
                                                                                   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  3,546    $  2,981
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        535         412
Provision for loan losses ......................................................        590         360
     Gain on disposition of marketable equity security .........................     (1,054)      - - -
    (Increase) decrease in accrued interest receivable..........................       (512)        (22)
    Amortization of bond discount ..............................................        189         266
    (Increase) in other assets .................................................       (337)        (37)
    Amortization of intangibles ................................................        171       - - -
    Increase in accrued interest and other liabilities .........................        263         150
                                                                                   --------------------
    Net cash provided by operating activities ..................................   $  3,391    $  4,110
                                                                                   --------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES  Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $  9,855    $  6,000
    Held to maturity ...........................................................      1,393       2,852
Purchase of investment securities
    Available for sale .........................................................     (9,315)    (12,321)
    Held to maturity ...........................................................     (3,393)     (2,474)
Federal funds sold, net ........................................................       (605)      6,118
Loans made to customers, net of collections ....................................    (32,182)     (9,495)
Purchases of property and equipment ............................................       (475)       (361)
                                                                                   --------------------
    Net cash (used in) investing activities ....................................   $(34,722)   $ (9,681)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $ 15,583    $ 10,301
    Net increase (decrease) in fed funds purchased and
       securities sold under agreements to repurchase ..........................         13      (4,953)
    Borrowings from FHLB .......................................................     20,000       - - -
    Stock options exercised ....................................................         52
    Redemption of common stock .................................................         (7)      - - -
    Dividends paid .............................................................     (1,539)     (1,391)
                                                                                   --------------------
       Net cash provided by financing activities ...............................   $ 34,102    $  3,957
                                                                                   --------------------
       Increase in cash and due from banks .....................................   $  2,771    $ (1,614)

CASH AND DUE FROM BANKS
    Beginning ..................................................................   $ 15,036      11,883
                                                                                   --------------------
    Ending .....................................................................   $ 17,807    $ 10,269
                                                                                   ====================

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors and others ..................................   $  9,325    $  8,555
       Interest paid on other obligations ......................................      1,458       1,144
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................        481         531
       Net unrealized gains (losses) on debt securities ........................       (913)       (816)

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


Note 2.   Loans

          The following tables set forth the composition of loans and the allowance for loan losses:

                                                            (In thousands)
                                                                June 30
                                                       -------------------------
                                                         1997             1996
                                                       -------------------------

Agricultural .................................         $ 24,630         $ 18,983
Commercial and financial .....................           31,101           26,501
Real estate, construction ....................           11,530            8,707
Real estate, mortgage ........................          306,149          248,745
Loans to individual ..........................           34,232           31,641
                                                       -------------------------
                                                       $407,642         $334,577
Less allowance for loan losses ...............            7,786            6,896
                                                       -------------------------
                                                       $399,856         $327,681
                                                       =========================

          Transactions in the allowance for loan losses are as follows:

                                                           (In thousands)
                                                              Six months
                                                            ended June 30
                                                       -------------------------
                                                        1997              1996
                                                       -------------------------

Balance, beginning ...........................         $ 7,311          $ 6,740
  Provision charged to expense ...............             590              360
  Net charge-offs ............................            (115)            (204)
                                                       ------------------------
Balance, ending ..............................         $ 7,786          $ 6,896
                                                       ========================


          The  following   summarizes  the  Company's   nonaccrual,   past  due,
          restructured and impaired loans:

                                                       (In thousands)
                                                         June 30
                                                     1997       1996
                                                    ------------------

Nonaccrual ....................................     $- - -     $  339
Accruing loans, past due 90 days or more ......        870        777
Restructured loan .............................      - - -      - - -
Impaired loans ................................      6,807      5,820

Note 3.   Changes in Accounting Policies

          Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", was issued in February 1997 and will be effective for the Company for periods ending after December 15, 1997 and may not be adopted prior to such date. This statement establishes standards for computing and presenting earnings per share. The Company expects to adopt SFAS No. 128 when required and management anticipates adoption of this statement will not have a material effect on earnings per share disclosures.

          In June 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131, "Disclosures About Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosure requirements for segments from current standards. The Statements are effective for fiscal years beginning after December 15, 1997 and the Company does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF THE FINANCIAL CONDITION AND RESULTS OF OPERATION


The Hills Bancorporation consolidated balance sheet as of June 30, 1997 reflects total assets of $576.8 million, which is an increase of $37.3 million from December 31, 1996. Net loans are $399.9 million which represents an increase of $31.6 million from December 31, 1996. These loan increases continue to be primarily in the area of single family residential loans and some multi-family housing units. Deposits (when federal funds purchased and securities sold under agreements to repurchase are included) as of June 30, 1997 totaled $471.7 million, an increase of $15.6 million in six months. Borrowings from the FHLB have increased from $25.8 million to $45.8 million during the last six months and these funds were used to fund the new loans.

Other significant balance sheet changes from June 30, 1996 to June 30, 1997 were as follows:

Investment  securities  increase  $8.1 million to $134.1  million.

Net loans at $399.9 million, an increase of $72.2 million.

Total deposits, including securities sold under agreements to repurchase, increased from $407.6 million to $471.7 million for a total change of $64.1 million.

Borrowings from the Federal Home Loan Bank increased $15 million and these funds were used primarily to fund residential home loans.

The addition of a location in Lisbon, Iowa in July of 1996 and Kalona, Iowa in September, 1996 accounted for approximately $40 million of this asset growth; $22 million in loans; $18 million in investment securities and other assets; and approximately $40 million in deposit growth.

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

In January 1997, Hills Bancorporation paid a dividend of $1.05 per share, a 10.52% increase from the $.95 paid in January 1996. Stockholders' equity at June 30, 1997 and December 31, 1996 reflects an adjustment for unrealized gains (losses) on investment securities, net of income taxes. As of December 31, 1996, the unrealized net gains on securities were $676,000 compared to $82,000 at June 30, 1997. The major reduction in stockholders' equity was the result of the disposition of an appreciated equity security to the Hills Bancorporation
Foundation. Other details of this transaction is discussed in the income statement comment section.

The total stockholders' equity of Hills Bancorporation as of June 30, 1997 (before the reduction for the ESOP shares) as a percent of total assets was 9.57%. Under risk-based capital rules, total capital is 15.10% of risk-adjusted assets, compared to the current 8% requirement.

Net income for the quarter ended June 30, 1997 increased $380,000 from the previous year's quarter. Net interest income increased $792,000 and $1,589,000 for the quarter and the six months ended June 30, 1997 compared to the same time period in 1996. These increases are due to significant volume increases in average earnings assets which, as of June 30, 1997 compared to one year ago, had grown approximately $62.9 million. These increases are the results of increased loan volume and the two acquisitions discussed above. Due to the large increase in net loans, an additional $200,000 was provided for the reserve for loan losses for the second quarter of 1997.

A significant other transaction in the second quarter of 1997 was the recognition of $1,054,000 on the disposition of a marketable equity security held by Hills Bancorporation. The equity security was contributed to the Hills Bancorporation Foundation, a private charitable foundation, organized exclusively for charitable and educational purposes to benefit the communities with bank offices. As a result of the stock contribution, Hills Bancorporation recognized a gain of $1,054,000; a contribution expense of the same amount, and an income tax savings of approximately $340,000 which is reflected as tax savings in the federal and state income taxes expense for the second quarter. The marketable equity security was purchased several years ago as an investment in a non-marketable start-up software developer. The stock became marketable upon an initial public offering in late 1996.

Excluding the gain on disposition of the marketable equity securite, all other income items increased $365,000 for the six months, primarily due to trust fee increases of $217,000, which was the direct result of additional assets under management and deposit amount charges and fees which increased $131,000. Excluding the contribution of the marketable equity security, all other expenses for the six months increased $1,328,000 and the major portion of this increase was a $524,000 increase in salaries and employee benefits as twenty seven full time full-time equivalent positions were added due to the new banks acquired in 1996 and new positions added at Hills Bank in various areas. Other operating expenses were up $510,000 as a result of increases in marketing, other professional fees, and other data processing charges.


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

Forward-looking information relating to the financial results or strategies of the Company are referenced throughout Management's Discussion and Analysis. The following paragraphs identify forward-looking statements and the risks that need to be considered when reading those statements.

Forward-looking statements include such words as believe, expect, anticipate, target, goal, objective or other words with similar meaning. The Company is under no obligation to update such forward-looking information statements.

The risks involved in the operations and strategies of the Company include competition from other financial institutions, changes in interest rates, changes in economic or market conditions and changes in regulations from the federal and state regulators. These risks, whch are not all inclusive, cannot be estimated.

                              HILLS BANCORPORATION

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material pending legal proceedings.

Item 2.  Changes in Securities

         There were no changes in securities.

Item 3.  Defaults Upon Senior Securities

         Hills Bancorporation has not senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting held on April 21, 1997, the security holders approved the following:

         (a) Elected Sheldon E. Yoder, D.V.M., to a one-year term to the Board of Directors expiring at the 1998 Annual Meeting.

         (b) Elected Willis M. Bywater; Thomas J. Gill, D.D.S.; Donald H. Gringer; and Dwight O. Seegmiller to three-year terms to the Board of Directors expiring at the 2000 Annual Meeting.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit

              See exhibit 11 - Statement Re Computation of Earnings Per Common Share

         (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                                  HILLS BANCORPORATION
                                                  (Registrant)



August 13, 1997                                  /s/ Dwight O. Seegmiller
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