Form 10-Q
period 1997-09-30
HILLS BANCORPORATION
filed 1997-11-14
CIK 732417

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

                For the quarterly period ended September 30, 1997


                         Commission file number: 0-12668


                              Hills Bancorporation


Incorporated in Iowa                             I.R.S. Employer Identification
                                                 -------------------------------
                                                        No. 42-1208067

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                             SHARES OUTSTANDING
          CLASS                                              AT OCTOBER 31, 1997
--------------------------                                   -------------------
Common Stock, no par value                                        1,467,259

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                           Page
                                                                          Number

Item 1.  Financial Statements

         Consolidated balance sheets, September 30, 1997 (unaudited)
           and December 31, 1996
         Consolidated statements of income, (unaudited) for three
           and nine months ended September 30, 1997 and 1996 Consolidated statement of stockholders' equity, (unaudited)
           for three and nine months ended September 30, 1997 and 1996 Consolidated statements of cash flows (unaudited) for three and nine months ended September 30, 1997 and 1996
         Notes to consolidated financial statements

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

Item 6.  Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)




                                                          September 30,
                                                              1997          December 31,
                                                            Unaudited           1996*
                                                          -------------     ------------
ASSETS
Cash and due from banks ..................................   $ 16,236         $ 15,036
Investment securities:
   Available for sale (amortized cost
     September 30, 1997 $110,946;
     December 31, 1996 $109,495) .........................    111,441          110,537
   Held to maturity (fair value
     September 30, 1997 $25,770;
     December 31, 1996 $22,232) ..........................     25,424           22,098
Federal funds sold .......................................        207            1,107
Loans, net ...............................................    414,929          368,264
Property and equipment, net ..............................      8,802            8,409
Accrued interest receivable ..............................      5,660            4,884
Deferred income taxes, net ...............................      1,542            1,359
Other assets .............................................      7,844            7,758
                                                             --------         --------
                                                             $592,085         $539,452
                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .............................   $ 50,559         $ 46,154
Interest-bearing deposits ................................    418,293          403,907
                                                             --------         --------
   Total deposits ........................................   $468,852         $450,061
Federal funds purchased and securities
   sold under agreements to repurchase ...................     16,104            6,071
Federal Home Loan Bank notes .............................     45,764           25,795
Accrued interest payable .................................      1,972            1,952
Other liabilities ........................................      2,200            1,822
                                                             --------         --------
                                                             $534,892         $485,701
                                                             --------         --------

REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ................................................   $  7,058         $  6,416
                                                             --------         --------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued September 30, 1997- 1,467,259
   shares; issued December 31, 1996 -
   1,465,384 shares ......................................   $  9,042         $  8,997
Retained earnings ........................................     47,839           44,078
Unrealized gains (losses) on investment securities, net ..        312              676
                                                             --------         --------
                                                             $ 57,193         $ 53,751
Less, maximum cash obligation related to
   ESOP shares ...........................................      7,058            6,416
                                                             --------         --------
                                                             $ 50,135         $ 47,335
                                                             --------         --------
                                                             $592,085         $539,452
                                                             ========         ========

*  Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 1997 and 1996
                      (In Thousands, Except Per Share Data)

                                                                         Three Months Ended                  Nine Months Ended
                                                                            September 30                        September 30
                                                                  ------------------------------       -----------------------------
                                                                     1997                1996              1997              1996
                                                                  -----------        -----------       -----------       -----------
Interest Income:
         Interest and fees on loans .......................       $     8,904        $     7,618       $    25,460       $    21,740
         Interest on investment securities
                  Taxable .................................             1,680              1,628             5,046             4,524
                  Non-taxable .............................               306                281               898               827
         Other interest income ............................                54                 79               134               380
                                                                  -----------        -----------       -----------       -----------
         Total interest income ............................            10,944              9,606            31,538            27,471
                                                                  -----------        -----------       -----------       -----------

Interest Expense:
         Interest on deposits .............................             4,942              4,557            14,264            13,053
         Interest on securities sold under
agreements to repurchase ..................................                90                 62               288               229
         Interest on FHLB notes ...........................               747                459             2,007             1,436
                                                                  -----------        -----------       -----------       -----------

         Total interest expense ...........................             5,779              5,078            16,559            14,718
                                                                  -----------        -----------       -----------       -----------
         Net interest income ..............................             5,165              4,528            14,979            12,753

Provision for loan losses .................................               195                187               785               547
                                                                  -----------        -----------       -----------       -----------

         Net interest income after provision
         for loan losses ..................................             4,970              4,341            14,194            12,206
                                                                  -----------        -----------       -----------       -----------

Other income:
         Net gains (losses) on sale of investment
securities ................................................               (62)             - - -               992             - - -
         Real estate origination fees .....................               117                 76               237               281
         Trust fees .......................................               322                195               947               603
         Deposit account charges and fees .................               482                425             1,385             1,197
         Other fees and charges ...........................               283                254               912               781
                                                                  -----------        -----------       -----------       -----------
                                                                        1,142                950             4,473             2,862
                                                                  -----------        -----------       -----------       -----------
Other expenses:
         Salaries and employee benefits ...................             1,858              1,608             5,445             4,671
         Occupancy expenses ...............................               269                224               756               643
         Furniture and equipment ..........................               335                278             1,005               798
         Contributions ....................................               208                228               626               590
         Office supplies and postage ......................                17                 23             1,109                41
         Other operating ..................................               884                724             2,598             1,928
                                                                  -----------        -----------       -----------       -----------
                                                                        3,571              3,085            11,539             8,671
                                                                  -----------        -----------       -----------       -----------
         Income before income taxes .......................             2,541              2,206             7,128             6,397

Federal and state income taxes ............................               788                626             1,829             1,836
                                                                  -----------        -----------       -----------       -----------

         Net income .......................................       $     1,753        $     1,580       $     5,299       $     4,561
                                                                  ===========        ===========       ===========       ===========

Per common share: Net income ..............................       $      1.18        $      1.07       $      3.58       $      3.09
        Dividend, January .................................             - - -              - - -              1.05               .95
        Weighted average number of common shares
            outstanding ...................................         1,482,862          1,476,374         1,481,029         1,476,847

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 1997 and 1996
                                 (In Thousands)


                                                     Capital   Retained   Unrealized       ESOP
                                                      Stock    Earnings  Gains (Losses) Obligations    Total
                                                   ---------   --------  -------------- -----------  --------
Balance, January 1, 1997 ........                  $   8,996   $ 44,079    $     676    $  (6,416)   $ 47,335
Exercise stock options for 2,055
  shares ........................                         53      - - -        - - -        - - -          53
Redemption of 180 shares stock ..                         (7)     - - -        - - -        - - -          (7)
Net income ......................                      - - -      5,299        - - -        - - -       5,299
Change related to ESOP shares ...                      - - -      - - -        - - -         (642)       (642)
Cash dividends ($1.05 per share)                       - - -     (1,539)       - - -        - - -      (1,539)
Unrealized gains (losses) on
  debt securities, net ..........                      - - -      - - -         (364)       - - -        (364)
                                                   ---------   --------    ---------    ---------    --------
Balance, September 30, 1997 .....                  $   9,042   $ 47,839    $     312    $  (7,058)   $ 50,135
                                                   =========   ========    =========    =========    ========


Balance, January 1, 1996 ........                  $   8,925   $ 39,325    $     298    $  (5,271)   $ 43,277
Net income ......................                      - - -      4,561        - - -        - - -       4,561
Change related to ESOP shares ...                      - - -      - - -        - - -         (769)       (769)
Cash dividends ($.95 per share) .                      - - -     (1,391)       - - -        - - -      (1,391)
Unrealized gains (losses) on debt
  securities, net ...............                      - - -      - - -         (609)       - - -        (609)
                                                   ---------   --------    ---------    ---------    --------
Balance, September 30, 1996 .....                  $   8,925   $ 42,495    $    (311)   $  (6,040)   $ 45,069
                                                   =========   ========    =========    =========    ========


See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1996
                                 (In Thousands)


                                                                                    1997         1996
                                                                                   --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  5,299    $  4,561
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        803         637
    Provision for loan losses ..................................................        785         547
    Net gains on disposition of investment securities ..........................       (992)      - - -
    (Increase) decrease in accrued interest receivable .........................       (776)       (448)
    Amortization of bond discount ..............................................        260         398
    (Increase) in other assets .................................................       (344)        (44)
    Amortization of intangibles ................................................        258          45
    Increase in accrued interest and other liabilities .........................        398         549
                                                                                   --------    --------
    Net cash provided by operating activities ..................................   $  5,691    $  6,245
                                                                                   --------    --------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 15,251    $ 13,000
    Held to maturity ...........................................................      1,894       2,902
Proceeds from sales of available-for-sale securities ...........................      9,366       - - -
Purchase of investment securities:
    Available for sale .........................................................    (25,283)    (19,451)
    Held to maturity ...........................................................     (5,273)     (3,418)
Federal funds sold, net ........................................................        900      23,766
Loans made to customers, net of collections ....................................    (47,450)    (22,264)
Purchases of property and equipment ............................................     (1,196)       (675)
Purchase of subsidiary banks,
    net of cash acquired .......................................................      - - -      (7,560)
                                                                                   --------    --------
       Net cash (used in) investing activities .................................   $(51,791)   $(13,700)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $ 18,791    $ 17,010
    Net increase (decrease) in fed funds purchased and
       securities sold under agreements to repurchase ..........................     10,033      (2,047)
    Borrowings from FHLB .......................................................     20,000       - - -
    Payments on FHLB notes .....................................................        (31)     (5,032)
    Stock options exercised ....................................................         53       - - -
    Redemption of common stock .................................................         (7)      - - -
    Dividends paid .............................................................     (1,539)     (1,391)
                                                                                   --------    --------
       Net cash provided by financing activities ...............................   $ 47,300    $  8,540
                                                                                   --------    --------
       Increase in cash and due from banks .....................................   $  1,200    $  1,085

CASH AND DUE FROM BANKS
    Beginning ..................................................................     15,036      11,883
                                                                                   --------    --------
    Ending .....................................................................   $ 16,236    $ 12,968
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors and others ..................................   $ 14,244    $ 13,127
       Interest paid on other obligations ......................................      2,295       1,665
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................        642         769
       Net unrealized gains (losses) on debt securities ........................       (547)       (609)

See Notes to Financial Statements

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


Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                           (In thousands)
                                                            September 30
                                                    ---------------------------
                                                      1997               1996
                                                    ---------         ---------

Agricultural ...............................        $  27,135         $  23,811
Commercial and financial ...................           33,742            30,800
Real estate, construction ..................            9,887             8,507
Real estate, mortgage ......................          322,278           272,161
Loans to individual ........................           29,741            32,935
                                                    ---------         ---------
                                                    $ 422,783         $ 368,214
Less allowance for loan losses .............           (7,854)           (7,286)
                                                    ---------         ---------
                                                    $ 414,929         $ 360,928
                                                    =========         =========

Transactions in the allowance for loan losses are as follows:

                                                          (In thousands)
                                                            Nine Months
                                                         Ended September 30
                                                       ------------------------
                                                        1997              1996
                                                       -------          -------

Balance, beginning ...........................         $ 7,311          $ 6,740
  Provision charged to expense ...............             785              547
  Net charge-offs ............................            (242)            (350)
 Allowances of acquired banks ................           - - -              349
                                                       -------          -------
Balance, ending ..............................         $ 7,854          $ 7,286
                                                       =======          =======

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                     (In thousands)
                                                         June 30
                                                   -------------------
                                                     1997       1996
                                                   --------    -------

Nonaccrual ....................................    $ - - -     $   339
Accruing loans, past due 90 days or more ......        963       1,079
Restructured loan .............................      - - -       - - -
Impaired loans ................................      7,173       5,970


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

In June 1997, the FASB issued Statement #130, "Reporting Comprehensive Income", and Statement #131, "Disclosures About Segments of an Enterprise and Related Information". Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosure requirements for segments from current standards. The Statements are effective for fiscal years beginning after December 15, 1997 and the Company does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Hills Bancorporation consolidated balance sheet as of September 30, 1997 reflects total assets of $592.1 million, which is an increase of $52.7 million from December 31, 1996. Net loans are $414.9 million which represents an increase of $46.7 million from December 31, 1996. These loan increases continue to be primarily in the area of single family residential loans and some multi-family housing units. Deposits (when federal funds purchased and securities sold under agreements to repurchase are included) as of September 30, 1997 totaled $485.0 million, an increase of $28.8 million in nine months. Borrowings from the FHLB have increased from $25.8 million to $45.8 million during the last nine months and these funds were used primarily to fund the new loans.

Other significant balance sheet changes from September 30, 1996 to September 30, 1997 were as follows:

     Investment securities increased $3.1 million to $136.9 million.

     Net loans at $414.9 million, an increase of $54.0 million.

     Total deposits, including securities sold under agreements to repurchase, increased from $456.1 million to $485.0 million for a total change of $28.9 million.

The addition of a location in Lisbon, Iowa in July 1996 and Kalona, Iowa in September 1996 accounted for approximately $40 million of this asset growth; $22 million in loans; $18 million in investment securities and other assets; and approximately $40 million in deposit growth.

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

In January 1997, Hills Bancorporation paid a dividend of $1.05 per share, a 10.52% increase from the $.95 paid in January 1996. Stockholders' equity at September 30, 1997 and December 31, 1996 reflects an adjustment for unrealized gains (losses) on investment securities, net of income taxes. As of December 31, 1996, the unrealized net gains on securities were $676,000 compared to $312,000 at September 30, 1997. The major reduction in stockholders' equity was the result of the disposition of an appreciated equity security to the Hills
Bancorporation Foundation. Other details of this transaction are discussed in the income statement comment section.

The total stockholders' equity of Hills Bancorporation as of September 30, 1997 (before the reduction for the ESOP shares) as a percent of total assets was 9.66%. Under risk-based capital rules, total capital is 15.05% of risk-adjusted assets, compared to the current 8% requirement.

Net income for the quarter ended September 30, 1997 increased $173,000 from the previous year's quarter. Net income for the nine months ended September 30, 1997 increased $738,000 from the prior year's first three quarters. Net interest income increased $637,000 and $2,226,000 for the quarter and the nine months ended September 30, 1997 compared to the same time period in 1996. These increases are due to significant volume increases in average earning assets which, as of September 30, 1997 compared to one year ago, had grown approximately $61.1 million. These increases are the results of increased loan volume and the two acquisitions discussed above. Due to the large increase in net loans, an additional $200,000 was provided for the reserve for loan losses during the second quarter of 1997.

Another significant other transaction in the second quarter of 1997 was the recognition of $1,054,000 gain on the disposition of a marketable equity security held by Hills Bancorporation. The equity security was contributed to the Hills Bancorporation Foundation, a private charitable foundation, organized exclusively for charitable and educational purposes to benefit the communities with bank offices. As a result of the stock contribution, Hills Bancorporation recognized a gain of $1,054,000; a contribution expense of the same amount, and an income tax savings of approximately $340,000 which is reflected as tax savings in the federal and state income taxes expense for the second quarter. The marketable equity security was purchased several years ago as an investment in a non-marketable start-up software developer. The stock became marketable upon an initial public offering in late 1996. The net gain of $1,054,000 is included in the line item of net gains (losses) on sale of investments securities.

Excluding the net gain on sale of investment securities, all other income items increased $619,000 for the nine months, primarily due to trust fee increases of $347,000; which was the direct result of additional assets under management and deposit amount charges and fees which increased $188,000. Excluding the contribution of the marketable equity security, all other expenses for the nine months increased $1,814,000 and the major portion of this increase was a $774,000 increase in salaries and employee benefits as twenty-nine full-time equivalent positions were added due to the new banks added in 1996 and new positions added at Hills Bank in various areas. Other operating expenses were up $670,000 as a result of increases in marketing, other professional fees, and other data processing charges.

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

The risks involved in the operations and strategies of the Company include competition from other financial institutions, changes in interest rates, changes in economic or market conditions and changes in regulations from the federal and state regulators. These risks, which are not all inclusive, cannot be estimated.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ending September 30, 1997.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit
                   See exhibit II - Statement Re Computation of Earnings Per Common Share

              (b)  Reports on Form 8-K
                   No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                    HILLS BANCORPORATION
                                    (Registrant)




November 14, 1997                    /s/ Dwight O. Seegmiller
                                     -------------------------------------------
Date                                 Dwight O. Seegmiller, President

                                     (Duly authorized officer of the registrant)



                                     /s/ James G. Pratt
                                     -------------------------------------------
                                     James G. Pratt, Treasurer
                                     (Principal Financial Officer)