Form 10-K
period 1997-12-31
HILLS BANCORPORATION
filed 1998-03-31
CIK 732417

HILLS BANCORPORATION


                                    FORM 10-K


                                DECEMBER 31, 1997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1997.     Commission File Number 0-12668.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 13, 1998 (based upon reports of beneficial ownership that approximately 81% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $48 per share) was $57,066,000.

The number of shares outstanding of the Registrant's common stock as of March 13, 1998 is 1,467,754 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 23, 1998, for the Annual Meeting of the Shareholders of the Registrant to be held April 20, 1998 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

                                 EXHIBIT INDEX

The exhibits index is on Page .

PART I

Item 1.   Business

Hills Bancorporation (the "Company") is a multi-bank holding company principally engaged in the business of banking. Its three wholly-owned subsidiary banks are Hills Bank and Trust Company, Hills, Iowa ("Hills Bank and Trust"); Hills Bank (formerly Lisbon Bank and Trust Company), Lisbon, Iowa ("Hills Bank Lisbon"); and Hills Bank Kalona, Kalona, Iowa ("Hills Bank Kalona") (hereinafter referred to as the "Banks").

The Company was incorporated December 12, 1982 and all operations are conducted within the state of Iowa. The Company became owner of 100% of the outstanding stock of Hills Bank and Trust Company as of January 23, 1984 when stockholders of the Bank exchanged their shares for shares of the Company. Effective July 1, 1996, the Company acquired for cash all of the outstanding shares of LBC, Inc., which owned 100% of the outstanding shares of Alliance Bancorporation, which held 100% of the outstanding shares of Hills Bank Lisbon, Lisbon, Iowa. The Company chartered a new subsidiary bank, Hills Bank Kalona, and on September 20, 1996, the subsidiary bank acquired cash, certain assets and assumed the deposits of the Kalona, Iowa office of Boatmen's Bank Iowa, N.A.

The Banks are all full-service commercial banks extending their services to individuals, business, governmental units, and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon and Kalona and the surrounding area. This area includes parts of Johnson, Linn, and Washington counties. All of the Banks are actively engaged in all areas of commercial banking, including acceptance of demand; savings and time deposits; making commercial, real estate, agricultural and consumer loans; maintaining night and safe deposit facilities; and performing collection, exchange, and other banking services tailored for individual customers. The Hills Bank and Trust Company's trust department administers estates, personal trusts, and pension and profit-sharing funds and, in connection therewith, provides for farm management and investment advisory and custodial services for individuals, corporations and nonprofit organizations. At this time, trust services are available only at the Hills Bank and Trust Company's locations. The loan activity of the Banks is diversified, with commercial and agricultural loans, real estate loans, automobile, installment, and other consumer loans composing the majority of its loan portfolio. In addition, the Banks earn substantial fees from originating mortgages that are sold in the secondary
residential  real  estate  market  without   mortgage   servicing  rights  being
maintained.

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

Iowa City, Coralville, Hills and North Liberty are located near Interstate 80 and Interstate 380 in Eastern Iowa. The communities have a population of approximately 80,000 and Johnson County, Iowa has a population of approximately 96,000. The University of Iowa has over 27,000 students and 15,000 employees, including employees of The University of Iowa Hospitals and Clinics. Johnson County, Iowa has one of the strongest economies in Iowa and has had substantial economic growth in the past ten years. The area is known for its educational institutions, health care facilities, cultural and sports events, and retail centers.

Hills Bank Lisbon is located in Lisbon, Iowa (Linn County), approximately 25 miles north of Iowa City and does not conduct business in the same trade territories as Hills Bank and Trust Company. Lisbon has a population of approximately 1,500 and Mount Vernon, located two miles away, has 3,700 people. In February 1998 Hills Bank opened a new office location in Mount Vernon, Iowa. The 4,200 square foot one-story full-service location in Mount Vernon has four drive-up lanes and a drive-up automatic teller machine. Both communities are strong economically and are easy commuting distances to Cedar Rapids and Iowa City, Iowa. In addition, Mount Vernon is the home of Cornell College, which has approximately 1,200 students.

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

Iowa's banking laws regarding interstate banking and interstate branching are currently more restrictive than many other states. As a result of the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 many of the state-imposed geographic limitations on bank ownership have been liberalized. The 1994 Act expanded opportunities for interstate banking, interstate mergers, and interstate branching in the United States. First, subject to certain limitations, bank holding companies from anywhere in the United States are able to acquire Iowa banks with the permission of the Federal Reserve Board. Second, the 1994 Act authorizes a national or state bank which has its main office in another state to merger with an Iowa bank and operate the Iowa location as a branch office. However, out-of-state bank holding companies cannot acquire Iowa commercial banks unless such banks have been in existence for at least five years. Hills Bank Kalona has been in existence only since September 20, 1996. Iowa also currently has a deposit concentration limit of 10% on the amount of deposits that any one banking organization can control and continue to acquire banks, which applies to both in-state and out-of-state banks. Iowa also has a 35% limit on the aggregate amount of deposits all out-of-state banking organizations can control within Iowa.

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

Iowa law permits the acquisition of an Iowa bank holding company or state bank by an out-of-state bank holding company located anywhere in the United States. Certain restrictions relating to deposit concentrations and requirements of operations have also been established for out-of-state bank holding companies by the Iowa Legislature. The state law prohibits de novo entry and the acquisition of individual branch offices by out-of-state bank holding companies. No state bank may be directly or indirectly acquired by an out-of-state bank holding company that has not been in continuous existence and operation for at least five years.

Hills Bank and Trust Company is in direct competition for deposits, loans and other financial related business with other financial institutions in Johnson County, Iowa as follows:

                                                                    Approximate
                                                                   Assets As Of
                                                                    December 31,
                                                                        1997
                                                                   -------------
                                                                   (In Millions)

Largest competing bank (includes assets in out-of-territory
  branches)                                                           $550
Next largest competing bank                                            331
Largest competing credit union                                         152

Hills Bank Kalona and Hills Bank Lisbon compete with other banks in their trade territories. Based upon deposits, their market share compared to the other local banks was approximately 35% and 28%, respectively.

No material portion of the Banks' deposits have been obtained from a single person or a few persons. Accordingly, management of the Banks have no reason to believe that the loss of the deposits of any person or few persons would have a materially adverse effect on the Banks' operations or erode its deposit base. Approximately 6.4% of the Banks' loans have been made to farmers for agricultural purposes. The agricultural sector of the economy has been cyclical with a general trend toward fewer and larger farms. The Banks have not experienced a material adverse effect on their business as a result of defaults on agricultural loans and expects none in the future.

The Company does not engage in any business activities apart from its ownership of the Banks and, therefore, does not encounter any competition for its services other than as described above for the Banks.

As the Year 2000 approaches, an important business issue has emerged regarding how existing application software and operating systems can accommodate this date value. Many existing application software products were developed to accommodate a two-digit year. Due to the nature of the banking industry, the subsidiary banks are heavily reliant on data processing, causing the "Year 2000" issue to be a critical issue for the Company. Technology experts believe that many data processing application systems could fail or improperly perform as a result of erroneous calculation or data integrity problems if they are unable to process date information beyond December 31, 1999. The subsidiary banks have responded to this issue by forming a Year 2000 steering committee. The committee is responsible for identifying date sensitive financial applications, obtaining certification and validation related to outside systems, and developing a testing plan for in-house and outside systems in order to insure Year 2000 compliance. Because substantially all the Company's critical data processing equipment and applications are licensed or purchased from outside vendors, it is critical for the Company to assess whether its equipment and applications are Year 2000 compliant, and to replace any items that are not compliant. In this regard, the Company has planned to convert to a new financial accounting system that the Company and the vendor believe to be Year 2000 compliant and to test other critical applications. Subject to the identification of material noncompliance by its outside vendors, the Company currently believes that it will be Year 2000 compliant on a timely basis and thereby meet regulatory requirements concerning the Year 2000 issue and avoid material operational disruptions. In the immediate future, the Company will be completing a number of steps in its Year 2000 compliance program. These steps include completion of a Year 2000 project budget, implementation of customer contacts using notices and questionnaires, preparing a draft assessment report, obtaining an analysis of legal and insurance issues, planning for implementation of improved systems, and developing preliminary testing strategies and audit plans. Although the Company currently does not expect that its expenditures to become Year 2000 compliant will have a material effect on its operations, there can be no assurance that operational difficulties relating to the Year 2000 issue will not be experienced in the future or that more material expenditures will not be required in the future to fully resolve the Year 2000 issue.

The Company and the Banks have undertaken no material research activities during the last three years relating to research and development activities.

The Company is regulated by the Federal Reserve Bank.

All the Banks are regulated by the Federal Deposit Insurance Corporation and the State of Iowa Division of Banking.

The Company had no employees as of December 31, 1997, and the Banks had 191 regular and 63 part-time employees.

The following consolidated statistical information reflects selected balances and operations of the Company and the Banks for the periods indicated. Average refers to an average daily basis for the periods stated.

The following tables show (1) average balances of assets and liabilities, (2) interest income and expense on a tax equivalent basis, (3) interest rates and differential and (4) changes in interest income and expense.

AVERAGE BALANCES
(Average Daily Basis)

                                                                                     Year Ended December 31,
                                                                                  ----------------------------
                                                                                    1997       1996      1995
                                                                                  ----------------------------
                                                                                         (In Thousands)
ASSETS
   Cash and due from banks .....................................................  $ 12,689  $  9,987  $  9,795
   Taxable securities ..........................................................   110,542   107,106    95,747
   Nontaxable securities .......................................................    25,184    22,291    19,528
   Federal funds sold ..........................................................     3,032     9,159     8,980
   Loans, net ..................................................................   397,787   337,630   311,592
   Property and equipment, net .................................................     8,603     7,516     6,685
   Other assets ................................................................    14,829    11,091     7,484
                                                                                  ----------------------------
                                                                                  $572,666  $504,780  $459,811
                                                                                  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Noninterest-bearing demand deposits .........................................  $ 48,330  $ 39,929  $ 36,085
   Interest-bearing demand deposits ............................................    43,262    37,310    37,249
   Savings deposits ............................................................   119,282   102,849    74,146
   Time deposits ...............................................................   250,241   234,825   226,251
   Securities sold under agreements to repurchase
      and federal funds purchased ..............................................     8,740     7,607     9,424
   FHLB borrowings .............................................................    43,026    28,914    28,965
   Other liabilities ...........................................................     4,255     3,509     2,978
   Redeemable common stock held by
      Employee Stock Ownership Plan ............................................     7,049     5,844     5,241
   Stockholders' equity ........................................................    48,481    43,993    39,472
                                                                                  ----------------------------
                                                                                  $572,666  $504,780  $459,811
                                                                                  ============================

INTEREST INCOME AND EXPENSE

                                                    Year Ended December 31,
                                                   -------------------------
                                                     1997     1996     1995
                                                   -------------------------
                                                        (In Thousands)

Income:
   Loans (1) ....................................  $34,814  $29,966  $27,506
   Taxable securities ...........................    6,769    6,190    5,189
   Nontaxable securities (1) ....................    1,845    1,692    1,567
   Federal funds sold ...........................      158      485      519
                                                   -------------------------
              Total interest income .............   43,586   38,333   34,781
                                                   -------------------------

Expense:
   Interest-bearing demand deposits .............      949      819      894
   Savings deposits .............................    4,183    3,668    2,618
   Time deposits ................................   14,162   13,275   12,673
   Securities sold under agreements to repurchase      426      326      409
   FHLB borrowings ..............................    2,782    1,863    1,874
                                                   -------------------------
              Total interest expense ............   22,502   19,951   18,468
                                                   -------------------------

              Net interest income ...............  $21,084  $18,382  $16,313
                                                   =========================

(1)  Presented on a tax equivalent basis using a federal tax rate of 34%.

INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                Year Ended
                                                                December 31,
                                                           ---------------------
                                                           1997    1996    1995
                                                           ---------------------
Average yields:
   Taxable securities ..................................   6.12%   5.78%   5.42%
   Nontaxable securities ...............................   4.84    5.01    5.29
   Nontaxable securities (tax equivalent basis) ........   7.33    7.59    8.02
   Loans (1) ...........................................   8.70    8.80    8.74
   Loans (tax equivalent basis) ........................   8.75    8.87    8.83
   Federal funds sold ..................................   5.21    5.30    5.78
   Interest-bearing demand deposits ....................   2.19    2.20    2.40
   Savings deposits ....................................   3.51    3.57    3.53
   Time deposits .......................................   5.66    5.65    5.60
   Securities sold under agreements to repurchase ......   4.87    4.29    4.34
   Interest on FHLB borrowings .........................   6.47    6.44    6.47
   Yield on average interest earning assets ............   8.12    8.05    7.98
   Rate on average interest-bearing liabilities ........   4.84    4.85    4.91
   Net interest spread (2) .............................   3.28    3.20    3.07
   Net interest margin (3) .............................   3.93    3.86    3.74

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

CHANGE IN INTEREST INCOME AND EXPENSE

                                                         Change Due  Change Due  Total
                                                         -----------------------------
                                                          To Volume  To Rates   Change
                                                         -----------------------------
                                                                 (In Thousands)
Year ended December 31, 1997: Change in interest income:
      Loans ............................................  $ 5,259  $   (411)  $ 4,848
      Taxable securities ...............................      204       375       579
      Nontaxable securities ............................      213       (60)      153
      Federal funds sold ...............................     (319)       (8)     (327)
                                                          ---------------------------
                                                            5,357      (104)    5,253
                                                          ---------------------------
   Change in interest expense:
      Interest-bearing demand deposits .................      134        (4)      130
      Savings deposits .................................      578       (63)      515
      Time deposits ....................................      864        23       887
      Securities sold under agreements to repurchase ...       52        48       100
      Interest on FHLB borrowings ......................      910         9       919
                                                          ---------------------------
                                                            2,538        13     2,551
                                                          ---------------------------
   Change in net interest income .......................  $ 2,819   $  (117)  $ 2,702
                                                          ===========================

Year ended December 31, 1996: Change in interest income:
      Loans ............................................  $ 2,334   $   126   $ 2,460
      Taxable securities ...............................      642       359     1,001
      Nontaxable securities ............................      212       (87)      125
      Federal funds sold ...............................       10       (44)      (34)
                                                          ---------------------------
                                                            3,198       354     3,552
                                                          ---------------------------
   Change in interest expense:
      Interest-bearing demand deposits .................        1       (76)      (75)
      Savings deposits .................................    1,020        30     1,050
      Time deposits ....................................      487       115       602
      Securities sold under agreements to repurchase ...      (78)       (5)      (83)
      Interest on FHLB borrowings ......................       (3)       (8)      (11)
                                                          ---------------------------
                                                            1,427        56     1,483
                                                           --------------------------
   Change in net interest income .......................   $ 1,771  $   298   $ 2,069
                                                           ==========================

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

LOANS

The following table shows the composition of loans (before deducting the reserve for loan losses) as of December 31 for each of the last five years.

                                             December 31,
                           ------------------------------------------------
                             1997       1996      1995     1994      1993
                           ------------------------------------------------
                                            (In Thousands)

Agricultural ............  $ 27,636  $ 23,133  $ 19,000  $ 17,826  $ 17,117
Commercial and financial     33,616    30,650    26,810    26,024    24,721
Real estate, construction     8,157     8,846     7,937     6,933     7,006
Real estate, mortgage ...   332,655   279,134   239,899   225,342   195,527
Loans to individuals ....    28,707    33,812    31,640    30,906    24,380
                           ------------------------------------------------
              Total .....  $430,771  $375,575  $325,286  $307,031  $268,751
                           ================================================

There were no foreign loans outstanding for any of the years presented

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 1997:

                                                                  Amount   One Year     One To      Over
                                                                 Of Loans  or Less(1) Five Years  Five Years
                                                                 -------------------------------------------
                                                                              (In Thousands)
Commercial, financial and agricultural ........................   $ 61,252  $ 32,834   $ 18,927   $  9,491
Real estate, construction and mortgage ........................    340,812    65,010    147,710    128,092
Other .........................................................     28,707     6,572     20,884      1,251
                                                                  ----------------------------------------
                                                                  $430,771  $104,416   $187,521   $138,834
                                                                  ========================================

Interest rates on loans are as follows:

   Fixed rate .................................................   $280,951  $ 80,361   $175,570   $ 25,020
   Variable rate ..............................................    149,820    24,055     11,951    113,814
                                                                  ----------------------------------------
                                                                  $430,771  $104,416   $187,521   $138,834
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

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Company's nonaccrual, past due, restructured and impaired loans as to interest or principal payment as of December 31 for each of the years presented:

                                       1997     1996    1995     1994      1993
                                      ------------------------------------------
                                                   (In Thousands)

Nonaccrual loans ...................  $  - -  $  339  $  489   $    --   $    --
Accruing loans past due 90 days
   or more .........................     954   1,092     417       822     1,064
Restructured loans .................     - -     - -     - -       - -       - -
Impaired loans .....................   9,556   7,811   5,465       N/A       N/A

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

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:
                                                     Year Ended
                                                     December 31,
                                      ------------------------------------------
                                       1997     1996     1995     1994     1993
                                      ------------------------------------------
                                                    (In Thousands)
Amount of loan loss allowance at
   beginning of year ...............  $7,311   $6,740   $6,210   $5,775   $5,190
                                      ------------------------------------------
Charge-offs:
   Agriculture .....................     197      300      101      423      270
   Commercial and financial ........     326      236      387      334      326
   Real estate, mortgage ...........     215      127      180      172      165
   Loans to individuals ............     390      308      254      131      300
                                      ------------------------------------------
                                       1,128      971      922    1,060    1,061
                                      ------------------------------------------
Recoveries:
   Agriculture .....................      65       48      218      368      247
   Commercial and financial ........     195       95      226      206      213
   Real estate, mortgage ...........     377      215      149      154       87
   Loans to individuals ............     142       80      137      126      178
                                      ------------------------------------------
                                         779      438      730      854      725
                                      ------------------------------------------
Net charge-offs ....................     349      533      192      206      336
                                      ------------------------------------------
Allowances of acquired banks .......     - -      350      - -      - -      - -
                                      ------------------------------------------
Provision for loan losses (1) ......   1,048      754      722      641      921
                                      ------------------------------------------
Balance of loan loss allowance
   at end of year ..................  $8,010   $7,311   $6,740   $6,210   $5,775
                                      ==========================================
Ratio of net charge-offs during year
   to average loans outstanding ....   0.09%    0.16%    0.06%    0.07%    0.13%
                                      ==========================================

The balance of the loan loss allowance has not been allocated by type of loan. Management regularly reviews the loan portfolio and does not expect any unusual material amount to be charged off during 1998 that would be significantly different than the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Banks review and place in risk categories specific borrowings. Based upon the risk category assigned, the Banks allocate a percentage, as determined by management, for a required allowance needed. The risk categories are similar to those used by federal and state regulatory agencies and consist of the following:

(1)  Potential Watch and Watch
(2)  Problem
(3)  Substandard
(4)  Doubtful

In addition, each bank's management also reviews and, where determined necessary, allows for specific allowances based upon reviews of specific borrowers and provides general allowances for areas which management believes are of higher credit risk (agricultural loans and constructed model real estate homes as of December 31, 1997).

A summary of the components of the allowance for loan loss, by risk element, as of December 31, 1997 and 1996 is as follows:

                                                     1997       1996
                                                    -----------------
                                                      (In Thousands)

Potential Watch and Watch Loans ...............     $2,600     $1,769
Substandard ...................................      1,507      1,337
Specific borrowers ............................      1,550      2,009
Constructed model real estate homes ...........        682        858
Agricultural loans ............................        250        250

Anticipated charge-offs of the above categories are not determinable at December 31, 1997; however, the Banks have no reason to expect actual charge-offs to be significantly different from historical charge-offs.

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities as of December 31, 1997, 1996 and 1995 and the maturities and yield of the investment securities as of December 31, 1997:

                                                                                         December 31,
                                                                                 ----------------------------
                                                                                   1997      1996      1995
                                                                                 ----------------------------
                                                                                        (In Thousands)
Carrying value:
   U. S. Treasury securities ..................................................  $ 40,189  $ 45,213  $ 41,275
   Obligations of other U. S. Government agencies and corporations ............    65,445    57,397    55,537
   Obligations of states and political subdivisions ...........................    27,692    23,447    21,443
   Other ......................................................................       - -     3,180       - -
                                                                                 ----------------------------
                                                                                 $133,326  $129,237  $118,255
                                                                                 ============================

                                                                                       December 31, 1997
                                                                                  --------------------------
                                                                                                  Weighted
                                                                                  Carrying         Average
                                                                                    Value           Yield
                                                                                  --------------------------
                                                                                         (In Thousands)
Type and maturity grouping:
   U. S. Treasury maturities:
      Within 1 year ...........................................................   $  6,996           6.21%
      From 1 to 5 years .......................................................     33,193           6.18
                                                                                  --------
                                                                                    40,189
                                                                                  --------
   Obligations of other U. S. Government agencies and corporations, maturities:
      Within 1 year ...........................................................     17,313           6.02%
      From 1 to 5 years .......................................................     47,728           6.21
      From 5 to 10 years ......................................................        404           7.19
                                                                                  --------
                                                                                    65,445
                                                                                  --------
   Obligations of states and political subdivisions, maturities:
      Within 1 year ...........................................................      3,095           7.92%
      From 1 to 5 years .......................................................     15,144           7.10
      From 5 to 10 years ......................................................      9,318           7.10
      Over 10 years ...........................................................        135           8.08
                                                                                  --------
                                                                                    27,692
                                                                                  --------
              Total ...........................................................   $133,326
                                                                                  ========

INVESTMENT SECURITIES

The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5%.

As of December 31, 1997, there were no investment securities of any issuer, other than securities of the U. S. Government and U. S. Government agencies and corporations, exceeding 10% of stockholders' equity.

The weighted average yield is based on the amortized cost of the investment securities.

DEPOSITS

The following tables show the average deposits and rates paid on such deposits for the years ended December 31, 1997, 1996 and 1995 and the composition of the certificates issued in excess of $100,000 as of December 31, 1997:

                                                              December 31,
                                      -------------------------------------------------------------
                                        1997      Rate        1996      Rate       1995       Rate
                                      -------------------------------------------------------------
Average noninterest-bearing deposit   $ 48,330    0.00%     $ 39,929    0.00%$   $ 36,085     0.00%
Average interest-bearing demand
   deposits .......................     43,262    2.19        37,310    2.20       37,249     2.40
Average savings deposits ..........    119,282    3.51       102,849    3.57       74,146     3.53
Average time deposits .............    250,241    5.66       234,825    5.65      226,251     5.60
                                      --------              --------             --------
                                      $461,115              $414,913             $373,731
                                      ========              ========             ========

Time certificates issued in amounts
   of $100,000 or more as of
   December 31, 1997 with                 Amount           Rate
                                          ------------------------
   maturity in:
   3 months or less                       $        9,200    6.03%
   3 through 6 months                              7,950     5.14
   6 through 12 months                            13,727     5.64
   Over 12 months                                  7,497     6.22
                                          --------------
                                          $       38,374
                                          ==============



RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average stockholders' equity and average assets for the years ended December 31, 1997, 1996 and 1995:

                                                            December 31,
                                                  ------------------------------
                                                   1997        1996        1995
                                                  ------------------------------

Return on assets ...........................       1.24%       1.22%       1.14%
Return on stockholders' equity .............      14.62       13.97       13.32
Dividend payout ratio ......................      21.69       22.62       24.12
Stockholders' equity to assets ratio .......       8.47        8.72        8.58

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 1997, 1996 and 1995:

                                               1997       1996      1995
                                              ---------------------------
                                                 (Amounts In Thousands)

Outstanding as of December 31 .............   $ 9,008    $6,071   $10,019
Weighted average interest rate at year end      4.30%     4.31%     4.25%
Maximum month-end balance .................    16,104     9,112    12,028
Average month-end balance .................     8,740     7,607     9,424
Weighted average interest rate for the year     4.87%     4.29%     4.34%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding month-end balances, weighted average interest rates at year end, maximum month-end balances, average balances and weighted average interest rates during 1997, 1996 and 1995:

                                                1997        1996          1995
                                              ---------------------------------

Outstanding as of December 31 .............   $50,764      $25,795      $30,727
Weighted average interest rate at year end      6.42%        6.42%        6.29%
Maximum month-end balance .................    50,764       30,826       35,758
Average month-end balance .................    43,026       28,914       28,965
Weighted average interest rate for the year     6.47%        6.44%        6.47%


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

The main office of Hills Bank Lisbon is a two-story brick building in Lisbon, Iowa with approximately 3,000 square feet of banking retail space located on the first floor. The building was extensively remodeled in 1996 and has one drive-up lane and a walk-up 24-hour automatic teller machine. Hills Bank Lisbon added its first office location in Mount Vernon, Iowa in February 1998 with the completion of a full service, 4,200 square foot office, with four drive-up lanes and a drive-up automatic teller machine.

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

Neither the Company nor the Banks hold any properties which are the subject of hazardous waste clean up investigations.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 1997.

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

During 1997, the Company's stock transfer records reflect that 7,314 shares were traded in a total of 12 transactions. While the Company has no direct knowledge of the selling price for these shares, based upon information informally related by shareholders, it believes that in 1997 the range of selling price of shares was $40.00 to $48.00 per share. During 1996, 5,716 shares were traded in a total of 29 transactions. The 1996 price of these shares was believed to be in the $33.34 to $40.00 range. In 1995, 5,322 shares were traded in 15 transactions. As of December 31, 1997, the Company has 1,035 shareholders.

The Company paid aggregate annual cash dividends in 1997 and 1996 of $1,537,000 and $1,391,000, respectively, or $1.05 per share in 1997 and $.95 per share in 1996. In January 1998, the Company declared and paid a dividend of $1.20 per share totaling $1,761,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Banks, and the future earnings, capital requirements and financial condition of the Company.


PART II

Item 6.   Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

                                         1997         1996         1995         1994         1993
                                       ------------------------------------------------------------
YEAR-END TOTALS
   Total assets ....................   $603,102     $539,452     $484,607     $444,912     $417,043
   Investment securities ...........    138,064      132,635      121,536      110,050      126,894
   Federal funds sold ..............      2,447        1,107       16,080        7,500        3,768
   Loans, net ......................    422,761      368,264      318,546      300,821      262,976
   Deposits ........................    479,770      450,061      392,257      372,838      353,486
   Federal Home Loan Bank notes ....     50,764       25,795       30,727       20,758       15,790
   Redeemable common stock .........      7,682        6,416        5,271        5,210        4,616
   Stockholders' equity ............     51,500       47,335       43,277       36,447       35,943

EARNINGS
   Interest income .................   $ 42,743     $ 37,516     $ 33,978     $ 29,583     $ 29,031
   Interest expense ................     22,502       19,951       18,468       14,834       15,520
   Provision for loan losses .......      1,048          754          722          641          921
   Other income ....................      5,938        3,868        3,438        3,311        4,181
   Other expenses ..................     15,500       12,057       10,975       10,640       10,299
   Applicable income taxes .........      2,545        2,478        1,994        1,845        1,799
   Net income ......................      7,086        6,144        5,257        4,934        4,673

PER SHARE Net income:
      Basic ........................   $   4.83     $   4.19     $   3.59     $   3.37     $   3.20
      Diluted ......................       4.78         4.15         3.57         3.36         3.20
   Cash dividends ..................       1.05         0.95         0.87         0.80         0.73
   Book value as of December 31 ....      35.08        32.30        29.57        24.91        24.57
   Increase (decrease) in book value
      due to:
      ESOP obligation and debt .....      (5.23)       (4.38)       (3.60)       (3.56)       (3.29)
      Unrealized gains (losses) on
        debt securities ............       0.33         0.46         0.20        (1.77)        0.19

SELECTED RATIOS
   Return on average assets ........       1.24%        1.22%        1.14%        1.15%        1.16%
   Return on average equity ........      14.62        13.97        13.32        13.62        13.91
   Net interest margin .............       3.93         3.86         3.74         3.85         3.73
   Average stockholders' equity to
      average total assets .........       8.47         8.72         8.58         8.47         8.32
   Dividend payout ratio ...........      21.69        22.62        24.12        23.83        22.92

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

The discussion following contains certain forward looking statements with respect to the financial condition, the results of operations and business of the Company. These statements involve certain risks and uncertainties which are often inherent in the ongoing operation of financial institutions such as the Company's subsidiary banks.

For example, a financial institution may accept deposits at fixed interest rates, at different times and for different terms, and lend funds at fixed interest rates, at different times and for different terms. In doing so, it accepts the risk that its cost of funds may rise while the use of those funds may be at a fixed rate. Similarly, although market rates of interest may decline, the financial institution may have committed, by virtue of the term of a deposit, to pay what essentially becomes an above-market rate.

Loans, and the reserve for loan losses, carry the risk that borrowers will not repay all funds in a timely manner, as well as the risk of total loss. The collateral pledged as security for loans may or may not have the value which has been attributed to it. The loan loss reserve, while believed to be adequate, may prove inadequate if one or more large-balance borrowers, or numerous mid-balance borrowers, or a combination of both, experience financial difficulty for a variety of reasons. These reasons may relate to the financial circumstances of an individual borrower, or may be caused by negative economic circumstances of an individual borrower, or may be caused by negative economic circumstances at the local, regional, national or international level which are beyond the control of the borrowers or the lender.

Because the business of banking is of a highly regulated nature, the decisions of governmental entities can have a major effect on operating results.

All of these uncertainties, as well as others, are present in the operation of a financial institution, and stockholders are cautioned that management's view of the future, which serves as the basis for both the ongoing operation of the Company and the forward looking statements included in this report, may prove to be other than anticipated.

Financial Position

Year End Amounts (In Thousands)       1997      1996      1995      1994      1993
------------------------------------------------------------------------------------

Loans, net of allowance for losses  $422,761  $368,264  $318,546  $300,821  $262,976
Investment securities ............   138,064   132,635   121,536   110,050   126,894
Deposits .........................   479,770   450,061   392,257   372,838   353,486
Federal Home Loan Bank notes .....    50,764    25,795    30,727    20,758    15,790
Stockholders' equity .............    51,500    47,335    43,277    36,447    35,943
Total assets .....................   603,102   539,452   484,607   444,912   417,043

In 1997, net loans increased $54.5 million, primarily in real estate mortgage loans, as demand remains high and rates continue to be attractive.

Total assets increased 11.80% in 1997, compared to an increase of 11.32% in 1996. In 1997 net loans increased $54.5 million, primarily in real estate mortgage loans, as demand remained high and rates continued to be attractive. The growth in assets in 1996 was attributable to strong loan demand and the acquisition of approximately $39 million of investment securities, federal funds sold and loans acquired in two purchase business transactions that occurred in the third quarter. Approximately 42% of the total loan growth in 1996 was attributable to the purchase business transactions.

Deposits increased 6.60% in 1997 compared to an increase of 14.74% in 1996. Federal Home Loan Bank note borrowings in 1997 increased by a net $25.0 million and the advances were used to fund the loan growth. Of the $57.8 million increase in deposits in 1996, approximately $39 million was deposits acquired in the purchases.

Components of Diluted Earnings Per Share

                                                   1997     1996     1995
--------------------------------------------------------------------------

Net interest income ...........................   $13.64   $11.87   $10.53
Provision for loan losses .....................    (0.71)   (0.51)   (0.49)
Noninterest income ............................     4.00     2.61     2.34
Noninterest expense ...........................   (10.44)   (8.14)   (7.46)
                                                  ------------------------
              Income before income taxes ......     6.49     5.83     4.92
Income tax expense ............................    (1.71)   (1.68)   (1.35)
                                                  ------------------------
              Net income ......................   $ 4.78   $ 4.15   $ 3.57
                                                  ========================

Higher net income per share in 1997 resulted from increases in net interest income and noninterest income, but were partially offset by higher noninterest expense. Both noninterest income and noninterest expense for 1997 included the recognition of $1,054,000 gain on the transfer of a marketable equity security to Hills Bancorporation Foundation, a private charitable foundation. As a result of the stock contribution, Hills Bancorporation received an income tax benefit of approximately $340,000, which is reflected as a reduction in the income tax expense for 1997. Each of the years benefited from low provisions for loan losses, a result of a strong local economy and a loan portfolio that is concentrated in well secured real estate loans.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The measure is shown on a tax-equivalent basis to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 1997 as follows:

                                                                                  INTEREST INCOME
                                                              ------------------------------------------------------
                                                                                          Increase (Decrease)
                                                              Change In   Change In  -------------------------------
                                                               Average     Average    Volume        Rate       Net
                                                               Balance       Rate     Change      Changes    Changes
                                                               -----------------------------------------------------
                                                                               (Amounts In Thousands)
Loans, net .................................................   $ 60,157    (0.12)   $  5,259     $   (411)   $  4,848
Taxable securities .........................................      3,436     0.34         204          375         579
Nontaxable securities ......................................      2,893    (0.26)        213          (60)        153
Federal funds sold .........................................     (6,127)   (0.09)       (319)          (8)       (327)
                                                               --------             --------------------------------
                                                               $ 60,359             $  5,357     $   (104)   $  5,253
                                                               ========             =================================

                                                                                INTEREST EXPENSE
                                                               ------------------------------------------------------

Interest-bearing demand deposits ...........................   $  5,952    (0.01)   $    134     $     (4)   $    130
Savings deposits ...........................................     16,433    (0.06)        578          (63)        515
Time deposits ..............................................     15,416     0.01         864           23         887
Securities sold under agreements to repurchase .............      1,133     0.58          52           48         100
FHLB borrowings ............................................     14,112     0.03         910            9         919
                                                               --------             ---------------------------------
                                                               $ 53,046             $  2,538     $     13    $  2,551
                                                                                    =================================
Change in net interest income ..............................                        $  2,819     $   (117)   $  2,702
                                                                                    =================================

A summary of the net interest spread and margin is as follows:

        (Tax Equivalent Basis)                                      1997    1996    1995
-----------------------------------------------------------------------------------------

Yield on average interest-earning assets .....................      8.12%   8.05%   7.98%
Rate on average interest-bearing liabilities .................      4.84    4.85    4.91
                                                                    ---------------------
Net interest spread ..........................................      3.28    3.20    3.07
Effect of noninterest-bearing funds ..........................      0.65    0.66    0.67
                                                                    --------------------
Net interest margin (tax equivalent interest income divided by
   average interest-earning assets) ..........................      3.93%   3.86%   3.74%
                                                                    =====================

Loan Losses

The provision for loan losses was $1,048,000, $754,000 and $722,000 for 1997, 1996 and 1995. Charge-offs, net of recoveries were $349,000 for 1997, $533,000 for 1996 and $192,000 for 1995.

The allowance for loan losses totaled $8,010,000 at December 31, 1997 compared to $7,311,000 at December 31, 1996. The percentage of the allowance to outstanding loans was 1.86% and 1.95% at December 31, 1997 and 1996, respectively. Agricultural loans totaled $27,636,000 at December 31, 1997. Management has assessed the risks for agricultural loans higher than the other loans due to unpredictable commodity prices, the effects of weather on crops, and uncertainties regarding government support programs. Therefore, the allowance for loan losses includes general and specific reserves for these loans.

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

Other Income

Dollars Per Share, Based on Weighted
Average Diluted Shares Outstanding                 1997     1996     1995
--------------------------------------------------------------------------

Real estate origination fees ................     $0.26    $0.22     $0.20
Trust fees ..................................      0.92     0.61      0.51
Deposit account charges and fees ............      1.28     1.11      1.09
Other fees and charges ......................      0.81     0.71      0.62
Other (sale of portfolio) ...................      0.10
Investment securities gains (losses) ........      0.63    (0.04)    (0.08)
                                                  ------------------------
                                                  $4.00    $2.61     $2.34
                                                  ========================

Total other income increased $2,070,000 or 53.5% in 1997, including net gains on sale of investment securities of $940,000, which included a $1,054,000 gain on the sale of a marketable equity security. Additional increases were $455,000 in trust fees, $248,000 in deposit account charges and fees, $153,000 in other fees and charges and $154,000 gain on the sale of the student loan portfolio of approximately $8 million. Total other income increased $430,000 in 1996 compared to 1995, which was primarily due to higher trust fees and deposit account charges. Trust fees have increased in 1997, 1996 and 1995 because of new accounts and the effect of higher balances under management. There were $940,000 in investment securities gains in 1997 following losses of $57,000 and $111,000 in 1996 and 1995, respectively.

Other Expenses

Dollars Per Share, Based on Weighted
Average Diluted Shares Outstanding                        1997   1996   1995
----------------------------------------------------------------------------

Salaries and employees benefits ....................     $4.79  $4.15  $3.73
Occupancy ..........................................      0.68   0.60   0.54
Furniture and fixtures .............................      0.96   0.75   0.75
F.D.I.C. insurance .................................      0.04   0.01   0.29
Supplies and postage ...............................      0.60   0.55   0.49
Contributions ......................................      0.75   0.06   0.06
Other ..............................................      2.62   2.02   1.60
                                                        --------------------
                                                        $10.44  $8.14  $7.46
                                                        ====================

Total other expenses increased $3,443,000 or 28.6% in 1997 following increases of 9.86% for 1996 and 3.31% for 1995, respectively. Contributions for 1997 includes the $1,054,000 gift to the Hills Bancorporation Foundation. Salaries and employee benefits increased $981,000, due to a full year of salaries for personnel at the two banks acquired during 1996 and the number of full-time equivalent employees increasing by 23 from December 31, 1996. In 1996 an increase of $645,000 in salaries and employee benefits was partially offset by a decrease of $416,000 in FDIC insurance after the first full year in which the lower FDIC insurance rates became effective. Salaries increased $487,000 in 1996, due partly to an increase of 28 full-time equivalent employees, primarily attributable to additional positions added at the acquired banks. The increase in employees occurred in early July and late September 1996. For 1995 there were eleven full-time equivalents added. Medical insurance has had only modest increases in the past three years. Occupancy and furniture and fixtures had total increase of $438,000 in 1997 due to this being the first full year of operations for the banks acquired in 1996 and the acquisition of new data processing equipment.

Income Taxes

Income tax expense was $2,545,000, $2,478,000 and $1,994,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The corresponding percentage of tax expense compared to income before income taxes is 26.4% in 1997, 28.7% in 1996 and 27.5% in 1995.

Impact of Recently Issued Accounting Standards

The adoption of new accounting standards had no effect on financial position or results of operations in 1997, and the adoption of several recently issued standards is not expected to have a significant effect.

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 1997, the Company's interest rate sensitivity report is as follows (in thousands):

                                      Repricing                       Days
                                      Maturities  ----------------------------------------------    More Than
                                      Immediately   2-30        31-90       91-180       181-365     One Year      Total
                                      -----------------------------------------------------------------------------------
Earning assets:
   Federal funds sold ............      $  2,447  $    - -    $    - -     $    - -     $    - -     $    - -    $  2,447
   Investment
      securities .................           - -     3,550       4,200        7,053       12,021      111,240     138,064
   Loans .........................           - -    41,255      21,146       28,563       53,737      286,070     430,771
                                        ---------------------------------------------------------------------------------
        Total earning
           assets ................         2,447    44,805      25,346       35,616       65,758      397,310     571,282
                                        ---------------------------------------------------------------------------------
Sources of funds:
   Interest-bearing
      checking and
      savings accounts ...........        55,712       - -         - -          - -          - -      112,600     168,312
   Certificates of
      deposit ....................           - -     6,755      39,300       55,449       66,874       90,909     259,287
   Other borrowings -
      FHLB .......................           - -       - -       5,000       10,000        5,000       30,764      50,764
   Repurchase
      agreements .................         9,008       - -         - -          - -          - -          - -       9,008
                                        ---------------------------------------------------------------------------------
                                          64,720     6,755      44,300       65,449       71,874      234,273     487,371
   Other sources .................           - -       - -         - -          - -          - -       83,911      83,911
                                        ---------------------------------------------------------------------------------
        Total sources ............        64,720     6,755      44,300       65,449       71,874      318,184     571,282
                                        ---------------------------------------------------------------------------------
   Repricing
      differences ................      $(62,273)  $38,050    $(18,954)    $(29,833)    $ (6,116)      $79,126   $    - -
                                        =================================================================================

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

Liquidity and Capital Resources

On an unconsolidated basis, Hills Bancorporation (the holding company) had cash balances of $408,000 as of December 31, 1997. In 1997, the holding company received dividends of $2,515,000 from its subsidiary banks and used those funds to make a $750,000 capital contribution to a subsidiary bank, pay dividends to its stockholders of $1,537,000 and increase its cash position by $114,000.

As of December 31, 1997 and 1996, stockholders' equity before deducting for the maximum cash obligation related to ESOP was $59,182,000 and $53,751,000, respectively. This measure of equity as a percent of total assets was 9.81% at December 31, 1997 and 9.96% at December 31, 1996. These ratios are competitive with the Company's peers. As of December 31, 1997, total equity was 8.54% of assets compared to 8.77% of assets at the prior year end. The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of the subsidiaries banks, which affects the Banks' dividends to the Company. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary banks, certain of their retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company total approximately $4,902,000 as of December 31, 1997.

The Company and the Banks are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 and the Banks are subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements which member banks must maintain.

As of December 31, 1997, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders' equity, noncumulative perpetual preferred stock, and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighing the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

A comparison of the Company's capital as of December 31, 1997 with minimum requirements is presented below:

                                                                     Minimum
                                                      Actual       Requirements
                                                    ----------------------------

Tier I Risk-Based Capital                              13.97%          4%
Total Risk-Based Capital                               15.23           8
Leverage Ratio                                          9.09           3

Each of the Banks is classified as "well capitalized" by FDIC capital guidelines.

On a consolidated basis, 1997 cash flows from operations provided $9,644,000 and another $57,615,000 was provided by net increases in deposits of $32,646,000 and Federal Home Loan Bank borrowings of $24,969,000. These cash flows were invested in net loans of $55,545,000 and net securities of $6,194,000. In addition, $2,171,000 was used to purchase property and equipment.

At December 31, 1997, the Company had total outstanding loan commitments of $97,530,000. Management believes that its liquidity levels are appropriate and that it has borrowing capacity from the Federal Home Loan Bank and other sources.

Commitments and Trends

The Company has no material commitments or plans which will materially affect its liquidity or capital resources. The acquisition of property and equipment may be in cash purchases, or they may be financed if favorable terms are available.

The Company is currently involved in the assessment phase of its Year 2000 plan. Critical applications have been identified and an outside consultant has been engaged to assist with obtaining certification from outside vendors. Upon completion of the assessment phase, applications will be tested. To date, the Company has incurred expenses related to this issue in the form of outside consulting fees as well as time spent by internal staff, but the expense has not been significant. In 1998, the subsidiary banks are converting to a new financial accounting system, which will be Year 2000 compliant. As a result, costs for hardware upgrades have been incurred in 1997. Additional hardware and software costs are expected in 1998 related to the conversion. These costs are not expected to have a significant impact on the earnings or future liquidity of the Company.

As of December 31, 1997, the Company is not aware of any known trends or uncertainties which are expected that will have a material effect on the financial condition of the Company.


PART II

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures

The Company's primary market risk exposure is to changes in interest rates. The Company's asset/liability management, or its management of interest rate risk, is focused primarily on evaluating and managing net interest income given various risk criteria. Factors beyond the Company's control, such as market interest rates and competition, may also have an impact on the Company's interest income and interest expense. In the absence of other factors, the Company's overall yield on interest-earning assets will increase as will its cost of funds on its interest-bearing liabilities when market rates increase over an extended period of time. Inversely, the Company's yields and cost of funds will decrease when market rates decline. The Company is able to manage these swings to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time.

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

In order to minimize the potential effects of adverse material and prolonged increases or decreases in market interest rates on the Company's operations, management has implemented an asset/liability program designed to mitigate the Company's interest rate sensitivity. The program emphasizes the origination of adjustable rate loans, which are held in the portfolio, the investment of excess cash in short or intermediate term interest-earning assets, and the solicitation of passbook or transaction deposit accounts which are less sensitive to changes in interest rates and can be repriced rapidly.

Based on the data following, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates. Generally, during periods of increasing interest rates, the Company's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Company's interest rate spread and margin. This would result from an increase in the Company's cost of funds that would not be immediately offset by an increase in its yield on earning assets which would tend to reduce net interest income. In times of decreasing interest rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Company's net interest income.

The following table provides quantitative information with respect to interest sensitive assets and liabilities.

The following table provides information about the Company's loans, investment securities and deposits that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                           1998        1999       2000       2001      2002    Thereafter     Total    Fair Value
                       ------------------------------------------------------------------------------------------
Assets:
   Loans, fixed:
      Balance          $   80,361 $    53,205 $   50,889 $   29,068 $   42,408 $    25,020 $  280,951 $  281,986
      Average
        interest rate       8.37%       8.38%      8.48%      8.53%      8.37%       7.94%      8.37%

   Loans, variable:
      Balance          $   24,055 $     2,478 $    4,527 $    1,628 $    3,318 $   113,814 $  149,820 $  149,820
      Average
        interest rate       9.33%       9.07%      8.39%      8.77%      8.65%       8.35%      8.53%

   Investments (1):
      Balance          $   29,296 $    30,916 $   30,084 $   26,670 $    6,614 $    16,931 $  140,511 $  140,901
      Average
        interest rate       6.20%       6.36%      6.28%      6.26%      6.79%       6.89%      6.37%

Liabilities:
   Liquid
      deposits (2):
      Balance          $  168,312 $       - - $     - -  $     - -  $     - -  $      - -  $  168,312 $  168,312
      Average
        interest rate       3.22%       0.00%      0.00%      0.00%      0.00%       0.00%      3.22%

   Deposits,
      certificates:
      Balance          $  168,376 $    56,302 $   27,806 $    4,874 $    1,827 $       102 $  259,287 $  260,296
      Average
        interest rate       5.63%       5.80%      6.29%      5.63%      5.52%       5.75%      5.73%

(1) Includes all available-for-sale investments, held-to-maturity investments, and federal funds.

(2) Includes passbook accounts, NOW accounts, Super NOW accounts, and money market funds.

Item 8.   Financial Statements and Supplementary Data

The financial statements are included on Pages 31 through 58. The Company does not meet the requirements of Item 302 of Regulation S-K to include the supplementary financial information required by that item.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.




                                             /s/McGLADREY & PULLEN, LLP


Iowa City, Iowa
February 6, 1998

HILLS BANCORPORATION


CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
(In Thousands, Except Shares)

ASSETS                                                                                         1997      1996
---------------------------------------------------------------------------------------------------------------

Cash and due from banks (Note 9) ..........................................................  $ 15,508  $ 15,036
Investment securities (Note 2):
   Available for sale (amortized cost 1997 $108,718; 1996 $106,097) .......................   109,486   107,139
   Held to maturity (fair value 1997 $24,230; 1996 $22,232) ...............................    23,840    22,098
   Stock of Federal Home Loan Bank ........................................................     4,738     3,398
Federal funds sold ........................................................................     2,447     1,107
Loans, net (Notes 3, 7 and 10) ............................................................   422,761   368,264
Property and equipment, net (Note 4) ......................................................     9,437     8,409
Accrued interest receivable ...............................................................     5,441     4,884
Deferred income taxes, net (Note 8) .......................................................     1,859     1,359
Other assets ..............................................................................     7,585     7,758
                                                                                             ------------------
                                                                                             $603,102  $539,452
                                                                                             ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------

Liabilities
   Noninterest-bearing deposits ...........................................................  $ 52,174  $ 46,154
   Interest-bearing deposits (Note 5) .....................................................   427,596   403,907
                                                                                             ------------------
              Total deposits ..............................................................   479,770   450,061
   Securities sold under agreements to repurchase .........................................     9,008     6,071
   Federal Home Loan Bank notes (Note 6) ..................................................    50,764    25,795
   Accrued interest payable ...............................................................     2,060     1,952
   Other liabilities ......................................................................     2,318     1,822
                                                                                             ------------------
                                                                                              543,920   485,701
                                                                                             ------------------
Commitments and Contingencies (Notes 7 and 13)

Redeemable Common Stock Held By Employee Stock
   Ownership Plan (ESOP) (Note 7) .........................................................     7,682     6,416
                                                                                             ------------------

Stockholders' Equity (Note 9)
   Capital stock, no par value; authorized 10,000,000 shares;
      issued 1997 1,467,754 shares; 1996 1,465,384 shares .................................     9,070     8,997
   Retained earnings ......................................................................    49,627    44,078
   Unrealized gains on investment securities, net .........................................       485       676
                                                                                             ------------------
                                                                                               59,182    53,751
   Less maximum cash obligation related to ESOP shares (Note 7) ...........................     7,682     6,416
                                                                                             ------------------
                                                                                               51,500    47,335
                                                                                             ------------------
                                                                                             $603,102  $539,452
                                                                                             ==================

See Notes to Financial Statements.

HILLS BANCORPORATION


CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1997, 1996 and 1995
(In Thousands, Except Per Share Amounts)

                                                                     1997      1996        1995
------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans ...................................   $34,598   $29,724    $27,236
   Interest on investment securities:
      Taxable ...................................................     6,769     6,190      5,189
      Nontaxable ................................................     1,218     1,117      1,034
   Interest on federal funds sold ...............................       158       485        519
                                                                    ----------------------------
              Total interest income .............................    42,743    37,516     33,978
                                                                    ----------------------------
Interest expense:
   Interest on deposits .........................................    19,294    17,762     16,185
   Interest on securities sold under agreements to repurchase ...       426       326        409
   Interest on FHLB borrowings ..................................     2,782     1,863      1,874
                                                                    ----------------------------
              Total interest expense ............................    22,502    19,951     18,468
                                                                    ----------------------------
              Net interest income ...............................    20,241    17,565     15,510
Provision for loan losses (Note 3) ..............................     1,048       754        722
                                                                    ----------------------------

              Net interest income after provision for loan losses    19,193    16,811     14,788
                                                                    ----------------------------
Other income:
   Loan origination fees ........................................       387       324        294
   Trust fees ...................................................     1,363       908        755
   Deposit account charges and fees .............................     1,893     1,645      1,606
   Other fees and charges .......................................     1,201     1,048        894
   Net gains (losses) on sale of  investment securities (Note 2)        940       (57)      (111)
   Other ........................................................       154       - -        - -
                                                                    ----------------------------
                                                                      5,938     3,868      3,438
                                                                    ----------------------------
Other expenses:
   Salaries and employee benefits ...............................     7,118     6,137      5,492
   Occupancy ....................................................     1,017       891        792
   Furniture and equipment ......................................     1,429     1,117      1,099
   F.D.I.C. insurance ...........................................        58         8        424
   Office supplies and postage ..................................       889       819        725
   Contributions ................................................     1,118        88         94
   Other ........................................................     3,871     2,997      2,349
                                                                    ----------------------------
                                                                     15,500    12,057     10,975
                                                                    ----------------------------
              Income before income taxes ........................     9,631     8,622      7,251
Federal and state income taxes (Note 8) .........................     2,545     2,478      1,994
                                                                    ----------------------------
              Net income ........................................   $ 7,086   $ 6,144    $ 5,257
                                                                    ============================

Earnings per share:
   Basic ........................................................   $  4.83   $  4.19    $  3.59
   Diluted ......................................................      4.78      4.15       3.57

See Notes to Financial Statements.

HILLS BANCORPORATION


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES
7 AND 9)
Years Ended December 31, 1997, 1996 and 1995
(In Thousands, Except Share Amounts)

                                                                                                 Less
                                                                                               Maximum
                                                                                  Unrealized     Cash
                                                                                   Gains On   Obligation
                                                                                  Investment   Related
                                                         Capital       Retained   Securities,  To ESOP
                                                          Stock        Earnings       Net       Shares      Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994 ........................      $ 8,915       $35,336     $(2,594)    $(5,210)    $36,447
   Issuance of 609 shares of
      common stock ................................           20           - -         - -         - -          20
   Redemption of 324 shares of
      common stock ................................          (10)          - -         - -         - -         (10)
   Change related to ESOP shares ..................          - -           - -         - -         (61)        (61)
   Net income .....................................          - -         5,257         - -         - -       5,257
   Cash dividends ($.87 per share) ................          - -        (1,268)        - -         - -      (1,268)
   Unrealized gains on investment
      securities, net .............................          - -           - -       2,892         - -       2,892
                                                         ---------------------------------------------------------
Balance, December 31, 1995 ........................        8,925        39,325         298      (5,271)     43,277
   Issuance of 1,936 shares of
      common stock ................................           77           - -         - -         - -          77
   Redemption of 156 shares
      of common stock .............................           (5)          - -         - -         - -          (5)
   Change related to ESOP shares ..................          - -           - -         - -      (1,145)     (1,145)
   Net income .....................................          - -         6,144         - -         - -       6,144
   Cash dividends ($.95 per share) ................          - -        (1,391)        - -         - -      (1,391)
   Unrealized gains on investment
      securities, net .............................          - -           - -         378         - -         378
                                                         ---------------------------------------------------------
Balance, December 31, 1996 ........................        8,997        44,078         676      (6,416)     47,335
   Issuance of 2,993 shares of
      common stock ................................           97           - -         - -         - -          97
   Redemption of 623 shares
      of common stock .............................          (24)          - -         - -         - -         (24)
   Change related to ESOP shares ..................          - -           - -         - -      (1,266)     (1,266)
   Net income .....................................          - -         7,086         - -         - -       7,086
   Cash dividends ($1.05 per share) ...............          - -        (1,537)        - -         - -      (1,537)
   Unrealized (losses) on investment
      securities, net .............................          - -           - -        (191)        - -        (191)
                                                         ---------------------------------------------------------
Balance, December 31, 1997 ........................      $ 9,070       $49,627     $   485     $(7,682)    $51,500
                                                         =========================================================

See Notes to Financial Statements.

HILLS BANCORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996 and 1995
(In Thousands)

                                                                                              1997      1996        1995
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net income ...........................................................................   $ 7,086    $ 6,144    $ 5,257
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation ......................................................................     1,143        884        837
      Amortization ......................................................................       261        133
      Provision for loan losses .........................................................     1,048        754        722
      Net (gains) losses on disposition of investment securities ........................      (940)        57        111
      Compensation paid by issuance of common stock .....................................        73         72         10
      Contribution of investment securities .............................................     1,054        - -        - -
      Deferred income taxes .............................................................      (417)       (77)      (238)
      (Increase) in accrued interest receivable .........................................      (557)      (121)      (670)
      Amortization of bond discount .....................................................       378        454        383
      (Increase) in other assets ........................................................       (88)     1,589       (971)
      Increase in accrued interest and other liabilities ................................       603        505        440
                                                                                            -----------------------------
              Net cash provided by operating activities .................................     9,644     10,394      5,881
                                                                                            -----------------------------

Cash Flows from  Investing  Activities  Proceeds  from  maturities of investment securities:
      Available for sale ................................................................    21,292     22,353     19,404
      Held to maturity ..................................................................     2,590      4,069      2,653
   Proceeds from sales of available-for-sale securities .................................    16,411     10,988     11,013
   Purchases of investment securities:
      Available for sale ................................................................   (42,083)   (37,026)   (35,563)
      Held to maturity ..................................................................    (4,404)    (4,784)    (4,896)
   Federal funds sold, net ..............................................................    (1,340)    26,421     (8,580)
   Loans made to customers, net of collections ..........................................   (55,545)   (29,807)   (18,447)
   Purchases of property and equipment ..................................................    (2,171)      (859)    (1,483)
   Purchase of subsidiary banks, net of cash acquired (Note 14) .........................       - -     (7,163)       - -
                                                                                           ------------------------------
              Net cash (used in) investing activities ...................................   (65,250)   (15,808)   (35,899)
                                                                                           ------------------------------

Cash Flows from Financing Activities
   Net increase in deposits .............................................................    29,709     18,938     19,419
   Net increase (decrease) in securities sold under agreements
      to repurchase .....................................................................     2,937     (3,948)     2,976
   Borrowings from FHLB .................................................................    30,000        - -     15,000
   Payments on FHLB notes ...............................................................    (5,031)    (5,032)    (5,031)
   Dividends paid .......................................................................    (1,537)    (1,391)    (1,268)
                                                                                           ------------------------------
              Net cash provided by financing activities .................................    56,078      8,567     31,096
                                                                                           ------------------------------

              Increase in cash and due from banks .......................................  $    472    $ 3,153    $ 1,078

Cash and due from banks:
   Beginning ............................................................................    15,036     11,883     10,805
                                                                                           ------------------------------
   Ending ...............................................................................  $ 15,508    $15,036    $11,883
                                                                                           ==============================

Supplemental Disclosures
   Cash payments for:
      Interest paid to depositors and others ............................................  $ 19,186    $17,848    $15,868
      Interest paid on other obligations ................................................     3,208      2,189      2,263
      Income taxes ......................................................................     2,942      2,565      2,099

   Noncash financing transactions:
      Increase in maximum cash obligation related to
        ESOP shares .....................................................................     1,266      1,145         61
      Available-for-sale investment securities transferred
        as a charitable contribution ....................................................     1,054        - -        - -

      Purchase business acquisitions (Note 14)

See Notes to Financial Statements.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS



Note 1.  Nature of Activities and Significant Accounting Policies

Nature of activities: Hills Bancorporation (the "Company") is a multi-bank holding company engaged in the business of banking. The Company's three wholly-owned subsidiary commercial banks are Hills Bank and Trust Company, Hills, Iowa; Hills Bank, Lisbon, Iowa; and Hills Bank Kalona, Kalona, Iowa. The Banks are all full-service commercial banks extending their services to individuals, businesses, governmental units, and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, and Kalona, Iowa.

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

Available-for-sale securities consist of debt securities and marketable equity securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. There were no trading securities as of December 31, 1997 and 1996.

Stock of the Federal Home Loan Bank is carried at cost.

Premiums and discounts on debt securities are amortized over the contractual lives of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Realized gains and losses are included in income, determined on the basis of the cost of the specific securities sold.

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

Intangible assets: Intangible assets consist principally of goodwill which represents the excess of cost over fair value of net assets acquired in business combinations of two banks in 1996 accounted for under the purchase method. Goodwill is amortized on a straight-line basis over the estimated period to be benefited, 15 years. The carrying value of goodwill is reviewed periodically for impairment. Goodwill totaled $3,543,000 and $3,804,000, net of accumulated amortization of $354,000 and $93,000 as of December 31, 1997 and 1996 and is included in other assets.

Stock options: Compensation expense for stock issued through stock options plans is accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation is measured as the difference between the estimated fair value of the stock at the date of award less the amount required to be paid for the stock. The difference, if any, is charged to expense over the periods of service.

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

Earnings per share: The FASB has issued Statement No. 128, "Earnings Per Share," which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock unless the effect is to reduce the loss or increase the income per common share from continuing operations. Statement No. 128 has been applied for annual and interim periods ending after December 15, 1997, and earnings per share for prior periods have been retroactively restated, which had no effect on reported earnings per share.

Following is a reconciliation of the denominator:

                                                                Year Ended
                                                                December 31,
                                                     ---------------------------------
                                                       1997        1996        1995
                                                     ---------------------------------

Weighted average number of shares ................   1,465,914   1,465,384   1,463,319
Potential number of dilutive shares ..............      18,040      13,968       9,465
                                                     ---------------------------------
Total shares to compute diluted earnings per share   1,483,954   1,479,352   1,472,784
                                                     =================================

Statement of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Banks, deposits and federal funds purchased and sold are reported net.

Recently issued accounting standards: SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise:
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. It is not expected that this Statement will materially affect the presentation of the Company's comprehensive income.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Off-balance sheet instruments: Fair values for outstanding letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the outstanding letters of credit is not believed to be significant at December 31, 1997. Unfunded loan commitments are not valued since the loans are generally priced at market at the time of funding.

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

Note 2.  Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

                                                   Gross     Gross
                                      Amortized  Unrealized Unrealized    Fair
                                        Cost       Gains     Losses       Value
                                      ------------------------------------------
                                               (Amounts In Thousands)
December 31, 1997:
   U. S. Treasury .................   $ 39,858    $   331    $   - -    $ 40,189
   U. S. Government agencies and
      corporations ................     65,054        404        (13)     65,445
   State and political subdivisions      3,806         46        - -       3,852
                                      ------------------------------------------
              Total ...............   $108,718    $   781    $   (13)   $109,486
                                      ==========================================

December 31, 1996:
   U. S. Treasury .................   $ 45,100    $   220    $  (107)   $ 45,213
   U. S. Government agencies and
      corporations ................     57,405        295       (303)     57,397
   State and political subdivisions      1,329         20        - -       1,349
   Other debt securities ..........      2,263         39         (3)      2,299
   Marketable equity securities ...        - -        881        - -         881
                                      ------------------------------------------
              Total ...............   $106,097    $ 1,455    $  (413)   $107,139
                                      ==========================================

The amortized cost and fair value of debt securities held to maturity are as follows:

                                                    Gross       Gross
                                        Amortized Unrealized  Unrealized  Fair
                                          Cost      Gains      Losses     Value
                                       -----------------------------------------
                                                (Amounts In Thousands)
December 31, 1997:
   States and political subdivisions .  $23,840    $   405   $   (15)    $24,230
                                        ========================================

December 31, 1996:
   States and political subdivisions .  $22,098    $   239   $   (105)   $22,232
                                        ========================================

The contractual maturity distribution of investment securities as of December 31, 1997 is summarized as follows:

                                     Available For Sale   Held to Maturity
                                     -------------------------------------
                                      Amortized   Fair   Amortized  Fair
                                        Cost      Value     Cost    Value
                                     -------------------------------------
                                            (Amounts In Thousands)

Due in one year or less .............. $ 24,915 $ 24,973 $  2,431 $  2,435
Due after one year through five years    83,304   84,005   12,058   12,256
Due after five years through ten years      499      508    9,214    9,396
Due over ten years ...................      - -      - -      137      143
                                       -----------------------------------
              Total .................. $108,718 $109,486 $ 23,840 $ 24,230
                                       ===================================

As of December 31, 1997, investment securities with a carrying value of $38,043 were pledged to collateralize public and trust deposits, short-term borrowings, and for other purposes, as required or permitted by law.

For the years ended December 31, 1997, 1996 and 1995, net gains or losses from the sale of investment securities were as follows:

                                                 Year Ended December 31,
                                             -------------------------------
                                              1997        1996         1995
                                             -------------------------------
                                                (Amounts In Thousands)

Gross gains ............................     $1,059    $    - -     $    - -
Gross (losses) .........................       (119)        (57)        (111)
                                             -------------------------------
              Net gains (losses) .......     $  940    $    (57)    $   (111)
                                             ===============================

Included in 1997 gains was the contribution of a marketable equity security to a private charitable foundation organized by the Company, upon which a gain of $1,054,000 was recognized. The marketable equity security was an investment in a development stage company that later went public in 1996.


Note 3.  Loans

The composition of loans is as follows:

                                                                                   December 31,
                                                                               ------------------
                                                                                1997       1996
                                                                               ------------------
                                                                                  (Amounts In
                                                                                   Thousands)
Agricultural ................................................................  $ 27,636  $ 23,133
Commercial and financial ....................................................    33,616    30,650
Real estate:
   Construction .............................................................     8,157     8,846
   Mortgage .................................................................   332,655   279,134
Loans to individuals ........................................................    28,707    33,812
                                                                               ------------------
                                                                                430,771   375,575
Less allowance for loan losses ..............................................     8,010     7,311
                                                                               ------------------
                                                                               $422,761 $ 368,264
                                                                               ==================

Changes in the allowance for loan losses are as follows:

                                              Year Ended December 31,
                                            ---------------------------
                                             1997      1996      1995
                                            ---------------------------
                                              (Amounts In Thousands)

Balance, beginning ......................   $7,311    $6,740    $6,210
   Provision charged to expenses ........    1,048       754       722
   Recoveries ...........................      779       438       730
   Allowances of acquired banks .........      - -       350       - -
   Loans charged off ....................   (1,128)     (971)     (922)
                                            --------------------------
Balance, ending .........................   $8,010    $7,311    $6,740
                                            ==========================

Information about impaired loans as of and for the years ended December 31, 1997 and 1996 is as follows:

                                                                             1997    1996
                                                                            --------------
                                                                             (Amounts In
                                                                              Thousands)
Loans receivable for which there is a related allowance for credit losses   $  - -  $  - -
Loans receivable for which there is no related allowance for credit losses   9,556   7,811
                                                                            --------------
              Total impaired loans .......................................  $9,556  $7,811
                                                                            ==============

Related allowance for credit losses ......................................  $  - -  $  - -
Average balance ..........................................................   8,401   6,438
Interest income recognized ...............................................     808     547

No allowance for credit losses has been recognized for impaired loans because the loans have been charged off to the net present value of the future cash flows or to the fair value of the collateral if the loan is collateral dependent.

Note 4.  Property and Equipment

The  major  classes  of  property  and  equipment  and  the  total   accumulated
depreciation are as follows:

                                                    December 31,
                                                -------------------
                                                  1997       1996
                                                -------------------
                                                    (Amounts In
                                                    Thousands)

Land ....................................       $1,950       $1,700
Buildings and improvements ..............        7,149        6,475
Furniture and equipment .................        9,065        8,007
                                                -------------------
                                                18,164       16,182
Less accumulated depreciation ...........        8,727        7,773
                                                -------------------
              Net .......................       $9,437       $8,409
                                                ===================



Note 5.  Interest-Bearing Deposits

A summary of these deposits is as follows:

                                                               December 31,
                                                           ------------------
                                                            1997       1996
                                                           ------------------
                                                              (Amounts In
                                                               Thousands)

NOW and other demand ....................................  $ 46,526  $ 43,017
Savings .................................................   121,785   115,037
Time, $100,000 and over .................................    38,374    32,635
Other time ..............................................   220,911   213,218
                                                           ------------------
                                                           $427,596  $403,907
                                                           ==================

Note 6.  Federal Home Loan Bank Borrowings

As of December 31, 1997, the borrowings were as follows:

                                                                         (In
                                                                      Thousands)
                                                                      ----------

Due June 5, 1998, 5.74% ....................................             $10,000
Due July 2, 1998, 5.83% ....................................               5,000
Due April 9, 1999, 6.55% ...................................               7,000
Due August 5, 1999, 6.57% ..................................               5,000
Due January 24, 2000, 6.21% ................................              10,000
Due February 22, 2000, 7.73% ...............................               5,000
Due April 9, 2000, 6.71% ...................................               3,000
Due November 18, 2002, 5.33% ...............................               5,000
Due August 17, 2005, 7.12% .................................                 100
Due August 11, 2008, 6.00% .................................                 664
                                                                         -------
                                                                         $50,764
                                                                         =======

The borrowings are collateralized by 1-4 family mortgage loans with a face amount of $65,993,000. As of December 31, 1997, the Company held Federal Home Loan Bank stock with a cost of $4,738,000 which is included in investment securities.


Note 7.  Employee Benefit Plans

The Company has an unleveraged Employee Stock Ownership Plan (the "Plan") to which it makes discretionary cash contributions. The Company's contribution to the Plan totaled $49,000, $42,000 and $76,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity. As of December 31, 1997, 160,049 shares held by the ESOP, at a fair value of $48 per share, have been reclassified from stockholders' equity to liabilities.

The Company has a profit-sharing plan with a 401(k) feature which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $394,000, $340,000 and $419,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company has a Stock Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or stock awards. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Directors may exercise options immediately and officers' rights under the plan vest over a five-year period from the date of the grant. Additional compensation is accrued equivalent to the amount of dividends that would have been paid on the stock had the options been exercised. Such compensation is payable upon exercise of the options. No compensation expense has been charged to expense using the intrinsic value based method as prescribed by APB No. 25. Had compensation expense been determined based on the grant date fair values of the awards, as prescribed by SFAS No. 123, reported net income and earnings per common and common equivalent share would have been as follows:

                                                 Years Ended December 31,
                                               ---------------------------
                                                1997       1996     1995
                                               ---------------------------

Pro forma net income (in thousands) ......     $ 7,084   $ 6,144   $ 5,257
Pro forma earnings per share:
   Basic .................................        4.83      4.19      3.59
   Diluted ...............................        4.77      4.15      3.57

The pro forma effects of applying SFAS are not indicative of future amounts since, among other reasons, the pro forma requirements of SFAS No. 123 have been applied only to options granted after December 31, 1994. No options were granted during 1996 or 1995.

The fair value of each grant is established at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997: Dividend rate 2.19%; price volatility of 4.64%; risk-free interest rate of 6.63%; and an expected life of 5 years.

A summary of the stock options are as follows:
                                                                  Weighted
                                                                   Average
                                                           Number  Exercise
                                                         Of Shares  Price
                                                         -----------------

Balance, December 31, 1995 ....................           46,569    $25.76
   Exercised ..................................              - -       - -
   Forfeited ..................................              - -       - -
                                                          ----------------
Balance, December 31, 1996 ....................           46,569     25.76
   Granted ....................................            2,055     41.00
   Exercised ..................................           (2,055)    25.33
   Forfeited ..................................              - -       - -
                                                         -----------------
Balance, December 31, 1997 ....................          46,569     $26.45
                                                         =================

                                                         1997     1996     1995
                                                        ------------------------

Number of options exercisable, end of year ..........   22,605   22,605   22,605
Weighted-average fair value of options granted
   during the year ..................................   $13.22  $   - -  $   - -

Other pertinent information related to the options outstanding at December 31, 1997 is as follows:

                                                                  Remaining
Exercise          Number              Contractual                   Number
Price           Outstanding               Life                    Exercisable
--------        --------------------------------------------------------------

$25.33            20,550               63 Months                    20,550
 41.00             2,055              111 Months                     2,055
 26.17            23,964               66 Months                       - -
                  ------                                            ------
                  46,569                                            22,605
                  ======                                            ======

The committee is also authorized to grant awards of common stock and authorized the issuance of 938, 1,936 and 609 shares of common stock to a group of employees in 1997, 1996 and 1995, respectively.

As of December 31, 1997, option to purchase 83,176 shares of common stock were available for future grants.

Note 8.  Income Taxes

Income taxes for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                                         1997    1996      1995
                                                        ------------------------
                                                         (Amounts In Thousands)

Current:
   Federal ..........................................   $2,399  $2,098   $1,828
   State ............................................      563     457      404
Deferred ............................................     (417)    (77)    (238)
                                                        -----------------------
                                                        $2,545  $2,478   $1,994
                                                        =======================

Deferred income tax liabilities and assets arose from the following temporary differences:
                                                       December 31,
                                                  ----------------------
                                                   1997    1996    1995
                                                  ----------------------
                                                  (Amounts In Thousands)
Deferred income tax assets:
   Allowance for loan losses ...................  $2,622  $2,264  $2,135
   Certain accrued expenses ....................     302     205     166
   Other .......................................       8       7      43
                                                  ----------------------
              Gross tax assets .................   2,932   2,476   2,344
                                                  ----------------------
Deferred income tax liabilities:
   Property and equipment ......................     644     621     591
   FHLB dividends ..............................     130     130     105
   Unrealized gains on debt securities .........     283     366     174
   Other .......................................      16     - -     - -
                                                  ----------------------
              Gross tax liabilities ............   1,073   1,117     870
                                                  ----------------------
              Net deferred income tax asset ....  $1,859  $1,359  $1,474
                                                  ======================

The net change in the deferred income taxes for the years ended December 31, 1997, 1996 and 1995 is reflected in the financial statements as follows:

                                                            Year Ended
                                                            December 31,
                                                    --------------------------
                                                       1997      1996     1995
                                                    --------------------------
                                                      (Amounts In Thousands)

Statement of income .............................   $  (417)   $  (77)  $ (238)
Statement of stockholders' equity ...............       (83)      192    1,699
                                                    --------------------------
                                                    $  (500)   $  115   $1,461
                                                    ==========================

The income tax provisions for the years ended December 31, 1997, 1996 and 1995 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

                             1997                 1996                 1995
                      -------------------------------------------------------------
                                   % Of                  % Of                 % Of
                                   Pretax               Pretax               Pretax
                       Amount      Income   Amount      Income   Amount      Income
                      -------------------------------------------------------------
                                         (Amounts In Thousands)
Expected provision    $ 3,275       34.0%  $ 2,931       34.0%  $ 2,465       34.0%
Tax-exempt interest      (557)      (5.8)     (539)      (6.3)     (530)      (7.3)
Interest expense
   limitation .....        97        1.0        95        1.1        87        1.2
Investment securi-
   ties contributed      (358)      (3.7)      - -        - -       - -        - -
State income taxes,
   net of federal
   income tax
   benefit ........       372        3.9       315        3.7       245        3.4
Income tax credits       (345)      (3.6)     (344)      (4.0)     (250)      (3.5)
Other .............        61        0.6        20        0.2       (23)      (0.3)
                      ------------------------------------------------------------
                      $ 2,545       26.4%  $ 2,478       28.7%  $ 1,994       27.5%
                      ============================================================

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

A comparison of the Company's capital as of December 31, 1997 with the minimum requirements is presented below.

                                                                  Minimum
                                                      Actual    Requirements
                                                    --------------------------

Tier 1 Risk-Based Capital .....................       13.97%           4.00%
Total Risk-Based Capital ......................       15.23            8.00
Leverage Ratio ................................        9.09            3.00

According to FDIC capital guidelines, all of the Banks are considered to be "Well Capitalized."

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Banks. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Banks, certain of their retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings which otherwise could be available for the payment of dividends to the Company total approximately $4,902,000 as of December 31, 1997.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $4,503,000 and $3,974,000 as of December 31, 1997 and 1996, respectively.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 1997 and 1996:

                                                   Year Ended
                                                   December 31,
                                               ------------------
                                                1997        1996
                                               ------------------
                                                  (Amounts In
                                                   Thousands)

Balance, beginning ..............              $ 9,232    $ 9,548
   Advances .....................                2,243      1,502
   Collections ..................                 (964)    (1,818)
                                               ------------------
Balance, ending .................              $10,511    $ 9,232
                                               ==================

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.


Note 11.  Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are as follows:

                                                                             1997                       1996
                                                                    ---------------------------------------------------
                                                                    Carrying     Estimated      Carrying     Estimated
                                                                     Amount      Fair Value      Amount      Fair Value
                                                                    ---------------------------------------------------
                                                                                  (Amounts In Thousands)


Cash and due from banks ......................................      $ 15,508      $ 15,508      $ 15,036      $ 15,036
Federal funds sold ...........................................         2,447         2,447         1,107         1,107
Investment securities ........................................       138,064       138,454       132,635       132,769
Loans ........................................................       422,761       431,806       368,264       374,804
Accrued interest receivable ..................................         5,441         5,441         4,884         4,884
Deposits .....................................................       479,770       480,780       450,061       451,114
Securities sold under agreements
   to repurchase .............................................         9,008         9,008         6,071         6,071
Borrowings from Federal Home Loan
   Bank ......................................................        50,764        50,678        25,795        26,629
Accrued interest payable .....................................         2,060         2,060         1,952         1,952

                                                                   Face Amount                 Face Amount
                                                                   -----------                 -----------

Off-balance sheet instruments:
   Loan commitments ..........................................      $ 97,530      $    - -      $ 72,322      $    - -
   Letters of credit .........................................         9,779           - -         9,583           - -


Note 12.  Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

                              BALANCE SHEETS
                        December 31, 1997 and 1996
                          (Amounts In Thousands)

ASSETS                                                      1997     1996
---------------------------------------------------------------------------

Cash ...................................................  $   408   $   294
Investment securities available for sale ...............      300     1,181
Investment in subsidiary banks .........................   57,774    52,355
Other assets ...........................................      940       693
                                                          -----------------
              Total assets .............................  $59,422   $54,523
                                                          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------

Liabilities ............................................  $   240  $   772
                                                          ----------------
Redeemable common stock held by ESOP ...................    7,682    6,416
                                                          ----------------
Stockholders' equity:
   Capital stock .......................................    9,070    8,997
   Retained earnings ...................................   49,627   44,078
   Unrealized gains on investment securities, net ......      485      676
                                                          ----------------
                                                           59,182   53,751
   Less maximum cash obligation related to ESOP shares .    7,682    6,416
                                                          ----------------
              Total stockholders' equity ...............   51,500   47,335
                                                          ----------------
              Total liabilities and stockholders' equity  $59,422  $54,523
                                                          ================


                     STATEMENTS OF INCOME
         Years Ended December 31, 1997, 1996 and 1995
                    (Amounts In Thousands)

                                                        1997      1996      1995
----------------------------------------------------------------------------------
Interest on investment securities ...................  $    17  $     15   $    20
Gain on sale of investment security .................    1,054       - -       - -
Dividends received from subsidiaries ................    2,515     9,422     1,272
Contributions .......................................   (1,054)      - -       - -
Other expenses ......................................     (102)      (67)      (20)
                                                       ---------------------------
              Income before income taxes and equity
                in subsidiaries' undistributed income    2,430     9,370     1,272
Income tax benefit ..................................      370        22         2
                                                       ---------------------------
                                                         2,800     9,392     1,274
Equity in subsidiaries' undistributed income ........    4,286    (3,248)    3,983
                                                       ---------------------------
              Net income ............................  $ 7,086   $ 6,144   $ 5,257
                                                       ===========================

                   STATEMENTS OF CASH FLOWS
         Years Ended December 31, 1997, 1996 and 1995
                    (Amounts In Thousands)

                                                           1997       1996        1995
---------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income .........................................   $ 7,086      6,144    $ 5,257
   Noncash items included in net income:
      Undistributed earnings of subsidiaries ..........    (4,286)     3,248     (3,983)
      (Increase) decrease in other assets .............      (174)      (414)        39
      Increase in liabilities .........................      (225)       464        - -
                                                          -----------------------------
              Net cash provided by operating activities     2,401      9,442      1,313
                                                          -----------------------------
Cash flows from investing activities:
   Investment in subsidiary banks .....................      (750)    (8,073)       - -
   Proceeds from maturities of investment securities ..       - -        300        300
   Purchase of investment securities ..................       - -       (300)      (300)
                                                          -----------------------------
              Net cash (used in) investing activities .      (750)    (8,073)       - -
                                                          -----------------------------
Cash flows (used in) financing activities,
   cash dividends paid ................................    (1,537)    (1,391)    (1,268)
                                                          -----------------------------
              Increase (decrease) in cash .............       114        (22)        45
Cash balance:
   Beginning ..........................................       294        316        271
                                                          -----------------------------
   Ending .............................................   $   408        294    $   316
                                                          =============================


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

Year 2000 plans: Information technology experts believe that many data processing application systems could fail or improperly perform as a result of erroneous calculation or data integrity problems if they are unable to process data information beyond December 31, 1999, an issue known as Year 2000. The Company is heavily dependent upon computer processing and has addressed this issue by forming a Year 2000 committee responsible for identifying and testing critical applications and vendors. The Company expects the plan to be completed by December 31, 1998. Management believes the costs associated with Year 2000 will not be material to the financial statements.

Financial instruments with off-balance sheet risk: The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, credit card participations and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. A summary of the Banks' commitments at December 31, 1997 and 1996 is as follows:

                                                               1997      1996
                                                              ----------------
                                                                 (Amounts In
                                                                  Thousands)

Firm loan commitments and unused portion of lines of credit:
   Home equity loans .......................................  $ 4,861  $ 3,979
   Credit card participants ................................    6,896    6,336
   Commercial, real estate and home construction ...........   38,784   23,862
   Commercial lines ........................................   46,989   38,145
Outstanding letters of credit ..............................    9,779    9,583

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

Unaudited pro forma net income for 1996 and 1995, as though the Banks had been acquired as of January 1, 1994, is not significantly different than reported net income of the Company after consideration of goodwill amortization and imputed interest on borrowed funds.

A summary of the net assets acquired of these two institutions is as follows:

                                                                       (Amounts
                                                                          In
                                                                      Thousands)
                                                                      ----------

Cash purchase price ..........................................         $  8,073
                                                                       ========

Assets acquired:
   Cash and due from banks ...................................         $    910
   Investment securities available for sale ..................            6,640
   Federal funds sold ........................................           11,448
   Loans .....................................................           20,665
   Property and equipment ....................................            1,438
   Accrued interest receivable ...............................              317
   Intangible assets .........................................            3,896
   Other assets ..............................................            1,938
Liabilities assumed:
   Deposits and accrued interest .............................          (39,019)
   Borrowings from FHLB ......................................             (100)
   Other liabilities .........................................              (60)
                                                                       --------
                                                                       $  8,073
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

                                                                                                                   Year First
                                                                                                                     Elected
                                                 Position With Registrant Or Bank And                              Officer Of
                                                 Principal Occupation And Employment                               Registrant
     Name                   Age                      During The Past Five Years                                      (Bank)
-------------------------------------------------------------------------------------------------------------------------------
Dwight O. Seegmiller        45     Director of Registrant and Bank; President, Registrant and Bank                 1986 (1975)

Willis M. Bywater           59     Director of Registrant and Bank; Chairman of the Board, Bank;                   1997
                                   Vice President of the Registrant; Executive Officer and Shareholder
                                   of Economy Advertising Company

Earl M. Yoder               70     Director of Registrant and Bank; Vice President of the Registrant;              1997
                                   Executive Officer and Shareholder of Iowa City Ready Mix, Inc.

James G. Pratt              49     Treasurer of Registrant; Senior Vice President from January 1986                1985 (1982)
                                   to present

Thomas J. Cilek             51     Secretary of Registrant; Senior Vice President of Bank from                     1988 (1986)
                                   August 1986 to present

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


PART IV

Item 14.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

                                                                                                                   Form 10-K
                                                                                                                   Reference
                                                                                                                  -------------
(a)  1.  Financial Statements

         Independent auditor's report on the financial statements
         Consolidated balance sheets as of December 31, 1997 and 1996
         Consolidated statements of income for the years ended December 31, 1997, 1996 and 1995
         Consolidated statements of stockholders' equity for the years ended
            December 31, 1997, 1996 and 1995
         Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995
         Notes to financial statements

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

         Exhibit 11 - Statement Re Computation of Basic and Diluted Earnings Per
          Share is attached on Page 65.

         Exhibit 21 - Subsidiaries of the Registrant is attached on Page 66.

         Exhibit 23 - Consent of Accountants is attached on Page 67.

         Exhibit 27 - Financial Data Schedule is attached on Pages 68 and 69.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K for the three months  ended  December
         31, 1997.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          HILLS BANCORPORATION

Date MARCH 30, 1998                  By /s/ Dwight O. Seegmiller
     -------------------------       -------------------------------------------
                                     Dwight O. Seegmiller, Director and
                                        President

Date MARCH 30, 1998                  By /s/ James G. Pratt
     -------------------------       -------------------------------------------
                                     James G. Pratt, Treasurer and Chief
                                        Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date MARCH 30, 1998                  By /s/ Willis M. Bywater
     -------------------------       -------------------------------------------
                                     Willis M. Bywater, Director

Date MARCH 30, 1998                  By /s/ Thomas J. Gill
     -------------------------       -------------------------------------------
                                     Thomas J. Gill, Director

Date MARCH 30, 1998                  By /s/ Donald H. Gringer
     -------------------------       -------------------------------------------
                                     Donald H. Gringer, Director

Date MARCH 30, 1998                  By /s/ Richard W. Oberman
     -------------------------       -------------------------------------------
                                     Richard W. Oberman, Director

Date MARCH 30, 1998                  By /s/ Theodore H. Pacha
     -------------------------       -------------------------------------------
                                     Theodore H. Pacha, Director

Date MARCH 30, 1998                  By /s/ Ann M. Rhodes
     -------------------------       -------------------------------------------
                                     Ann M. Rhodes, Director

Date MARCH 30, 1998                  By /s/ Ronald E. Stutsman
     -------------------------       -------------------------------------------
                                     Ronald E. Stutsman, Director

Date MARCH 30, 1998                  By /s/ Earl M. Yoder
     -------------------------       -------------------------------------------
                                     Earl M. Yoder, Director

Date MARCH 30, 1998                  By /s/ Sheldon E. Yoder
     -------------------------       -------------------------------------------
                                     Sheldon E. Yoder

                              HILLS BANCORPORATION
                       ANNUAL REPORT ON FORM 10-K FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                  EXHIBIT INDEX


                                                                                                            Page Number
                                                                                                         In The Sequential
 Exhibit                                                                                                  Numbering System
  Number                           Description                                                           For 1997 Form 10-K
------------------------------------------------------------------------------------------------------------------------------

    11     Statement Re Computation of Basic and Diluted Earnings Per Share

    21     Subsidiaries of the Registrant

    23     Consent of Independent Certified Public Accountants

    27     Financial Data Schedule