Form 10-Q
period 1998-03-31
HILLS BANCORPORATION
filed 1998-05-15
CIK 732417

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

                  For the quarterly period ended March 31, 1998


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

                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                              SHARES OUTSTANDING
        CLASS                                                 At April 30, 1998
--------------------------                                    ------------------
Common Stock, no par value                                         1,467,754

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                           Page
                                                                          Number

Item 1.  Financial Statements

         Consolidated balance sheets, March 31, 1998 (unaudited)
           and December 31, 1997
         Consolidated statements of income, (unaudited) for three
           months ended March 31, 1998 and 1997
         Consolidated statement of comprehensive income, (unaudited) for three months ended March 31, 1998 and 1997.
         Consolidated statement of stockholders' equity, (unaudited)
           for three months ended March 31, 1998 and 1997
         Consolidated statements of cash flows (unaudited) for three months ended March 31, 1998 and 1997
         Notes to consolidated financial statements

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

Item 6.  Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                          March 31,
                                                            1998    December 31,
                                                          Unaudited     1997*
                                                          --------- ------------
ASSETS
Cash and due from banks ..............................     $ 14,304     $ 15,508
Investment securities:
   Available for sale (amortized cost
     March 31, 1998 $110,306;
     December 31, 1997 $108,718) .....................      111,258      109,486
   Held to maturity (fair value
     March 31, 1998 $23,947;
     December 31, 1997 $24,230) ......................       23,542       23,840
   Stock of Federal Home Bank ........................        4,738        4,738
Federal funds sold ...................................       18,262        2,447
Loans, net ...........................................      430,994      422,761
Property and equipment, net ..........................        9,984        9,437
Accrued interest receivable ..........................        5,428        5,441
Deferred income taxes, net ...........................        1,795        1,859
Other assets .........................................        7,170        7,585
                                                           --------     --------
                                                           $627,475     $603,102
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .........................     $ 49,650     $ 52,174
Interest-bearing deposits ............................      431,007      427,596
                                                           --------     --------
   Total deposits ....................................     $480,657     $479,770
Federal funds purchased and securities
   sold under agreements to repurchase ...............        6,917        9,008
Federal Home Loan Bank notes .........................       75,764       50,764
Accrued interest payable .............................        1,956        2,060
Other liabilities ....................................        2,801        2,318
                                                           --------     --------
                                                           $568,095     $543,920
                                                           --------     --------

REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ............................................     $  7,842     $  7,682
                                                           --------     --------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued March 31, 1998 and December 31,
   1997 - 1,467,754 shares ...........................     $  9,070     $  9,070
Retained earnings ....................................       49,709       49,627
Accumulated other comprehensive income,
   unrealized gains on investment securities, net ....          601          485
                                                           --------     --------
                                                           $ 59,380     $ 59,182
Less, maximum cash obligation related to
   ESOP shares .......................................        7,842        7,682
                                                           --------     --------
                                                           $ 51,538     $ 51,500
                                                           --------     --------
                                                           $627,475     $603,102
                                                           ========     ========

*  Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1998 and 1997
                      (In Thousands, Except Per Share Data)


                                                            1998          1997
                                                           -------       -------
Interest Income:
   Interest and fees on loans ......................       $ 9,175       $ 8,041
   Interest on investment securities:
     Taxable .......................................         1,680         1,673
     Non-taxable ...................................           335           294
   Interest on federal funds sold ..................           247            41
                                                           -------       -------
   Total interest income ...........................       $11,437       $10,049
                                                           -------       -------

Interest Expense:
   Interest on deposits ............................       $ 5,026       $ 4,603
   Interest on securities sold under
agreements to repurchase ...........................            88            89
   Interest on FHLB borrowings .....................         1,025           530
                                                           -------       -------

   Total interest expense ..........................       $ 6,139       $ 5,222
                                                           -------       -------
   Net interest income .............................       $ 5,298       $ 4,827

Provision for loan losses ..........................           204           195
                                                           -------       -------

   Net interest income after provision
for loan losses ....................................       $ 5,094       $ 4,632
                                                           -------       -------

Other income:
   Loan origination fees ...........................       $   152       $    59
   Trust fees ......................................           457           304
   Deposit account charges and fees ................           434           433
   Other fees and charges ..........................           373           329
                                                           -------       -------
                                                           $ 1,416       $ 1,125
                                                           -------       -------
Other expenses:
   Salaries and employee benefits ..................       $ 2,065       $ 1,790
   Occupancy .......................................           270           246
   Furniture and equipment .........................           410           327
   Office supplies and postage .....................           282           231
   Other operating .................................           873           866
                                                           -------       -------
                                                           $ 3,900       $ 3,460
                                                           -------       -------
   Income before income taxes ......................       $ 2,610       $ 2,297

Federal and state income taxes .....................           766           686
                                                           -------       -------

   Net income ......................................       $ 1,844       $ 1,611
                                                           =======       =======

Earning per common share:
     Basic .........................................       $  1.26       $  1.10
     Diluted .......................................          1.24          1.09

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 1998 and 1997
                                 (In Thousands)



                                                            1997          1998
                                                           -------      -------
Net Income ...........................................     $ 1,844      $ 1,611

Other comprehensive income:
    Unrealized gains (losses) on debt securities .....         184         (220)
Income tax effect of unrealized gains (losses) .......         (59)          82
                                                           -------      -------

    Comprehensive income .............................     $ 1,969      $ 1,473
                                                           =======      =======

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 1998 and 1997
                                 (In Thousands)



                                               Capital      Retained   Unrealized       ESOP
                                                Stock       Earnings  Gains (Losses) Obligations    Total
                                               ------------------------------------------------------------
Balance, January 1, 1998 ........              $  9,070     $ 49,627     $    485     $ (7,682)    $ 51,500
Net income ......................                   - -        1,844          - -          - -        1,844
Change related to ESOP shares ...                   - -          - -          - -         (160)        (160)
Cash dividends ($1.20 per share)                    - -       (1,762)         - -          - -       (1,762)
Unrealized gains (losses) on debt
  securities, net ...............                   - -          - -          116          - -         116
                                               --------     --------     --------     --------     --------
Balance, March 31, 1998 .........              $  9,070     $ 49,709     $    601     $ (7,842)    $ 51,538
                                               ========     ========     ========     ========     ========



Balance, January 1, 1997 ........              $  8,997     $ 44,078     $    676     $ (6,416)    $ 47,335
Redemption of stock .............                    (7)         - -          - -          - -           (7)
Net income ......................                   - -        1,611          - -          - -        1,611
Change related to ESOP shares ...                   - -          - -          - -         (160)        (160)
Cash dividends ($1.05 per share)                    - -       (1,539)         - -          - -       (1,539)
Unrealized gains (losses) on
  debt securities, net ..........                   - -          - -         (138)         - -         (138)
                                               --------     --------     --------     --------     --------
Balance, March 31, 1997 .........              $  8,990     $ 44,150     $    538     $ (6,576)    $ 47,102
                                               ========     ========     ========     ========     ========

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                                 (In Thousands)

                                                                                     1998        1997
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  1,844    $  1,611
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        329         268
    Provision for loan losses ..................................................        204         195
    (Increase) decrease in accrued interest receivable .........................         13        (265)
    Amortization of bond discount ..............................................         63          98
    (Increase) in other assets .................................................        325         140
    Amortization of intangibles ................................................         86          86
    Increase in accrued interest and other liabilities .........................        379         503
                                                                                   --------    --------
    Net cash provided by operating activities ..................................   $  3,243    $  2,636
                                                                                   --------    --------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $  7,350    $  2,270
    Held to maturity ...........................................................        400         276
Purchase of investment securities:
    Available for sale .........................................................     (9,103)     (6,591)
    Held to maturity ...........................................................      - - -      (1,452)
Federal funds sold, net ........................................................    (15,815)        900
Loans made to customers, net of collections ....................................     (8,437)    (14,802)
Purchases of property and equipment ............................................       (876)       (218)
                                                                                   --------    --------
    Net cash (used in) investing activities ....................................   $(26,481)   $(19,617)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $    887    $ (1,135)
    Net increase (decrease) in fed funds purchased and
       Securities sold under agreements to repurchase ..........................     (2,091)      6,906
    Borrowings from FHLB .......................................................     30,000      10,000
    Payments on FHLB notes .....................................................     (5,000)        (30)
    Redemption of common stock .................................................      - - -          (7)
    Dividends paid .............................................................     (1,762)     (1,539)
                                                                                   --------    --------
       Net cash provided by financing activities ...............................   $ 22,034    $ 14,195
                                                                                   --------    --------
       Increase in cash and due from banks .....................................   $ (1,204)   $ (2,786)

CASH AND DUE FROM BANKS
    Beginning ..................................................................     15,508      15,036
                                                                                   --------    --------
    Ending .....................................................................   $ 14,304    $ 12,250
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors and others ..................................   $  5,130    $  4,687
       Interest paid on other obligations ......................................      1,113         619
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................        160         160
       Net unrealized gains (losses) on debt securities ........................       (184)       (138)

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


Note 2. Loans

        The following tables set forth the composition of loans and the allowance for loan losses:

                                              (In thousands)
                                                  March 31
                                           ----------------------
                                             1998         1997
                                           ----------------------

          Agricultural .................   $  28,820    $  23,974
          Commercial and financial .....      36,583       31,314
          Real estate, construction ....      15,728        9,622
          Real estate, mortgage ........     328,868      292,068
          Loans to individual ..........      29,050       33,189
                                           ---------    ---------
                                           $ 439,049    $ 390,167
          Less allowance for loan losses      (8,055)      (7,296)
                                           ---------    ---------
                                           $ 430,994    $ 382,871
                                           =========    =========

              Transactions in the allowance for loan losses are as follows:

                                            (In thousands)
                                             Three Months
                                             ended March 31
                                           ------------------
                                            1998       1997
                                           ------------------

          Balance, beginning ...........   $ 8,010    $ 7,311
            Provision charged to expense       204        195
            Net charge-offs ............      (159)      (210)
                                           -------    -------
          Balance, ending ..............   $ 8,055    $ 7,296
                                           =======    =======

        The   following   summarizes   the  Company's   nonaccrual,   past  due,
        restructured and impaired loans:

                                                         (In thousands)
                                                            March 31
                                                         ---------------
                                                          1998     1997
                                                         ---------------

          Nonaccrual .............................       $  - -   $  376
          Accruing loans, past due 90 days or more        1,259      929
          Restructured loan ......................          - -      - -
          Impaired loans .........................        8,653    6,435

Note 3. Changes in Accounting Policies

        In June 1997, the FASB issued Statement #130, "Reporting Comprehensive Income", and Statement #131, "Disclosures About Segments of an Enterprise and Related Information". Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosure requirements for segments from current standards. The Statements are effective for the quarter ended March 31, 1998. The company has presented a Statement of Comprehensive Income. Statement #131 has no effect on the interim period financial statements.

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The consolidated balance sheet of Hills Bancorporation as of March 31, 1998 reflects total assets of $627.5 million which is an increase of $24.4 million from December 31, 1997. Net loans from $431.0 million which represents an increase of $18.8 million from December 31, 1997. Compared to one year ago, total assets have increased from $556.1 million to $627.5 million for an increase of $71.4 million. Also during this time, net loans increased $48.1 million to $431.0 million as of March 31, 1998. These loan increases were primarily single family residential loans in the Iowa City and Coralville area. Federal funds sold increased during the first quarter of 1998 by $15.8 million and have increased from March 31, 1997 to March 31, 1998 by $18.1 million. This increase is primarily excess funds that will be used for loan demand and other investments during the balance of 1998. In January and February of 1998 Hills Bank and Trust Company took advantage of lower interest rates on four and five year advances available from the Federal Home Loan Bank and borrowed a net $25 million since December 31, 1997 and a net $40 million since March 31, 1997. These advances are secured by 1-4 family mortgage loans.

Total deposits, including federal funds purchased and securities sold under agreements to repurchase, total $487.6 million at March 31, 1998 and this is a decrease of $1.2 million from the December 31, 1997 balances. Deposits and securities sold under agreements to repurchase increased from $462.0 million at March 31,1997 to $487.6 million at March 31, 1998, an increase of $25.6 million. The large increase on the liability side of the balance sheet is the increase discussed above in Federal Home Loan Bank notes. Asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January 1998, Hills Bancorporation paid a dividend of $1.20 per share, a 14.29% increase from the $1.05 paid in January 1997. The total dividend of $1,762,000 is deducted form stockholders' equity and is reflected in the
resulting   stockholders'   equity  as  of  March  31,   1998  of   $51,538,000.
Stockholders' equity at March 31, 1998 and December 31, 1997 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes. The total stockholders' equity of Hills Bancorporation before the reduction for the ESOP shares as a percent of total assets is 9.46%. Under risk-based capital rules, total capital is 15.11% of risk adjusted assets, compared to the current 8% requirement.

Net income for the three months ending March 31, 1998 and 1997 is $1,844,000 and $1,611,000 respectively. This is an increase of $233,000 or 14.46%. Earnings per share, both basic and diluted increased for the quarter ending March 31, 1998 compared to 1997. For the period ending March 31, 1998 basic and diluted earnings per share were $1.26 and $1.24 in comparison to $1.10 and $1.09 for the quarter ending March 31, 1997. The increase in net income is due primarily to a $471,000 increase in net interest income due to the volume of average earning assets increasing by approximately $71 million between the two quarters ending March 31, 1998 and 1997 respectively. Other income increased from the prior year quarter ending March 31st by $291,000, which was the result of trust fees increasing $153,000 due to an increase in volume of trust assets under management and loan origination fees rising $93,000 as a result of lower interest rates. Other operating expenses are up $440,000 as a result of more full time equivalent employees, increased data processing expenses and the addition of the Mount Vernon office of Hills Bank.

The Bank's principal sources of funds continues to be prepayment of loan principal and current amortized loan payments. In addition, funds are provided from current operations. All of the funds are used to fulfill loan commitments, make short-term investments, and fund any deposit withdrawals needed. The Company has no material commitments or plans which will materially affect its liquidity or capital resources. The acquisition of property and equipment may be in cash purchases, or they may be financed if favorable terms are available

                              HILLS BANCORPORATION
                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              There are no material pending legal proceedings.

Item 2.       Changes in Securities

              There were no changes in securities.

Item 3.       Defaults upon Senior Securities

              Hills Bancorporation has no senior securities.

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ending March 31, 1998.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit
                   See exhibit II - Statement Re Computation of Earnings Per Common Share

              (b)  Reports on Form 8-K
                   No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                     HILLS BANCORPORATION
                                     Registrant)



Date   MAY 14, 1998                  /s/ Dwight O. Seegmiller
       ------------------------      -------------------------------------------
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