Form 10-Q
period 1998-06-30
HILLS BANCORPORATION
filed 1998-08-14
CIK 732417

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

                  For the quarterly period ended June 30, 1998


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

                                                             SHARES OUTSTANDING
          CLASS                                               AT July 31, 1998
--------------------------                                   ------------------

Common Stock, no par value                                        1,467,754

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                           Page
                                                                          Number

Item 1.   Financial Statements

          Consolidated balance sheets, June 30, 1998 (unaudited)
            and December 31, 1997
          Consolidated statements of income, (unaudited) for three and six months ended June 30, 1998 and 1997
          Consolidated statements of comprehensive income, (unaudited) for three and six months ended June 30, 1998 and 1997.
          Consolidated statements of stockholders' equity, (unaudited)
            for six months ended June 30, 1998 and 1997
          Consolidated statements of cash flows (unaudited) for six
            months ended June 30, 1998 and 1997
          Notes to consolidated financial statements

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

Item 6.   Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       June 30, 1998
                                                          Unaudited  December 31, 1997*
                                                       --------------------------------
ASSETS
Cash and due from banks ..............................     $ 18,591     $ 15,508
Investment securities:
   Available for sale (amortized cost
     June 30, 1998 $109,492;
     December 31, 1997 $108,718) .....................      110,322      109,486
   Held to maturity (fair value
     June 30, 1998 $22,539;
     December 31, 1997 $24,230) ......................       22,191       23,840
   Stock of Federal Home Bank ........................        4,347        4,738
Federal funds sold ...................................       17,131        2,447
Loans, net ...........................................      438,129      422,761
Property and equipment, net ..........................       10,547        9,437
Accrued interest receivable ..........................        6,938        5,441
Deferred income taxes, net ...........................        1,832        1,859
Other assets .........................................        7,070        7,585
                                                           --------     --------
                                                           $637,098     $603,102
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .........................     $ 54,617     $ 52,174
Interest-bearing deposits ............................      436,145      427,596
                                                           --------     --------
   Total deposits ....................................     $490,762     $479,770
Federal funds purchased and securities
   sold under agreements to repurchase ...............        5,339        9,008
Federal Home Loan Bank notes .........................       75,764       50,764
Accrued interest payable .............................        1,964        2,060
Other liabilities ....................................        2,235        2,318
                                                           --------     --------
                                                           $576,064     $543,920
                                                           --------     --------

REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ............................................     $  8,482     $  7,682
                                                           --------     --------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued June 30, 1998 and December 31,
   1997 - 1,467,754 shares ...........................     $  9,070     $  9,070
Retained earnings ....................................       51,441       49,627
Accumulated other comprehensive income,
   unrealized gains on investment securities, net ....          523          485
                                                           --------     --------
                                                           $ 61,034     $ 59,182
Less, maximum cash obligation related to
   ESOP shares .......................................        8,482        7,682
                                                           --------     --------
                                                           $ 52,552     $ 51,500
                                                           --------     --------
                                                           $637,098     $603,102
                                                           ========     ========

*  Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                Three and Six Months Ended June 30, 1998 and 1997
                      (In Thousands, Except Per Share Data)

                                                         Three Months Ended  Six Months Ended
                                                              June 30             June 30
                                                         -------------------------------------
                                                           1998      1997     1998      1997
                                                         ------------------  -----------------
Interest Income:
   Interest and fees on loans ........................   $ 9,367   $ 8,515   $18,542   $16,556
   Interest on investment securities:
     Taxable .........................................     1,686     1,693     3,366     3,366
     Non-taxable .....................................       330       298       665       592
   Interest on federal funds sold ....................       296        39       543        80
                                                         -------   -------   -------   -------
   Total interest income .............................   $11,679   $10,545   $23,116   $20,594
                                                         -------   -------   -------   -------

Interest Expense:
   Interest on deposits ..............................   $ 5,042   $ 4,719   $10,068   $ 9,322
   Interest on securities sold under
agreements to repurchase .............................        81       109       169       198
   Interest on FHLB borrowings .......................     1,146       730     2,171     1,260
                                                         -------   -------   -------   -------

   Total interest expense ............................   $ 6,269   $ 5,558   $12,408   $10,780
                                                         -------   -------   -------   -------
   Net interest income ...............................   $ 5,410   $ 4,987   $10,708   $ 9,814

Provision for loan losses ............................       204       395       408       590
                                                         -------   -------   -------   -------

   Net interest income after provision
for loan losses ......................................   $ 5,206   $ 4,592   $10,300   $ 9,224
                                                         -------   -------   -------   -------

Other income:
   Net gains (losses) on sale of investment securities   $  --     $ 1,054   $  --     $ 1,054
   Loan origination fees .............................       182        61       334       120
   Trust fees ........................................       406       321       863       625
   Deposit account charges and fees ..................       459       470       893       903
   Other fees and charges ............................       358       300       731       629
                                                         -------   -------   -------   -------
                                                         $ 1,405   $ 2,206   $ 2,821   $ 3,331
                                                         -------   -------   -------   -------
Other expenses:
   Salaries and employee benefits ....................   $ 2,168   $ 1,797   $ 4,233   $ 3,587
   Occupancy .........................................       305       241       575       487
   Furniture and equipment ...........................       418       343       828       670
   Office supplies and postage .......................       307       187       589     1,092
   Contributions .....................................         8     1,073         8       418
   Other operating ...................................       957       867     1,830     1,714
                                                         -------   -------   -------   -------
                                                         $ 4,163   $ 4,508   $ 8,063   $ 7,968
                                                         -------   -------   -------   -------
   Income before income taxes ........................   $ 2,448   $ 2,290   $ 5,058   $ 4,587

Federal and state income taxes .......................       715       355     1,481     1,041
                                                         -------   -------   -------   -------

   Net income ........................................   $ 1,733   $ 1,935   $ 3,577   $ 3,546
                                                         =======   =======   =======   =======

Earning per common share:
     Basic ...........................................   $  1.18   $  1.32   $  2.44   $  2.42
     Diluted .........................................      1.16      1.31      2.40      2.40

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                Three and Six Months Ended June 30, 1998 and 1997
                      (In Thousands, Except Per Share Data)

                                                    Three Months Ended     Six Months Ended
                                                         June 30                June 30
                                                    ------------------     -----------------
                                                      1998       1997       1998       1997
                                                    ----------------------------------------
Net Income ......................................   $ 1,733    $ 1,935    $ 3,577    $ 3,546

Other comprehensive income:
   Unrealized gains (losses) on debt securities .      (122)      (692)        62       (912)
   Income tax effect of unrealized gains (losses)        44        236        (24)       318
                                                    -------    -------    -------    -------

   Comprehensive Income .........................   $ 1,655    $ 1,479    $ 3,615    $ 2,952
                                                    =======    =======    =======    =======

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 1998 and 1997
                                 (In Thousands)

                                    Capital   Retained   Unrealized       ESOP
                                     Stock    Earnings Gains (Losses)  Obligations   Total
                                    -------------------------------------------------------
Balance, January 1, 1998 ........   $ 9,070   $49,627     $   485        $(7,682)   $51,500
Net income ......................       - -     3,577         - -            - -      3,577
Change related to ESOP shares ...       - -       - -         - -           (800)      (800)
Cash dividends ($1.20 per share).       - -    (1,763)        - -            - -     (1,763)
Unrealized gains (losses) on debt
  securities, net ...............       - -       - -          38            - -         38
                                    -------------------------------------------------------
Balance, June 30, 1998 ..........   $ 9,070   $51,441     $   523        $(8,482)   $52,552
                                    =======================================================

Balance, January 1, 1997 ........   $ 8,996   $44,079     $   676        $(6,416)   $47,335
Exercise Stock Options
  for 2,055 shares ..............        53       - -         - -            - -         53
Redemption of stock .............        (7)      - -         - -            - -         (7)
Net income ......................       - -     3,546         - -            - -      3,546
Change related to ESOP shares ...       - -       - -         - -           (481)      (481)
Cash dividends ($1.05 per share)        - -    (1,539)        - -            - -     (1,539)
Unrealized gains (losses) on
  debt securities, net ..........       - -       - -        (594)           - -       (594)
                                    -------------------------------------------------------
Balance, June 30, 1997 ..........   $ 9,042   $46,086     $    82        $(6,897)   $48,313
                                    =======================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1997
                                 (In Thousands)

                                                                                      1998       1997
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  3,577    $  3,546
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        658         535
    Provision for loan losses ..................................................        408         590
    (Increase) decrease in accrued interest receivable .........................     (1,497)       (512)
    Amortization of bond discount ..............................................        139         189
    (Increase) in other assets .................................................        346        (337)
    Amortization of intangibles ................................................        172         171
    Increase in accrued interest and other liabilities .........................       (179)        263
                                                                                   --------    --------
    Net cash provided by operating activities ..................................   $  3,624    $  4,445
                                                                                   --------    --------

CASH FLOWS FROM  INVESTING  ACTIVITIES  Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 13,499    $  8,801
    Held to maturity ...........................................................      2,086       1,393
Purchase of investment securities:
    Available for sale .........................................................    (14,459)     (9,315)
    Held to maturity ...........................................................      - - -      (3,393)
Federal funds sold, net ........................................................    (14,684)       (605)
Loans made to customers, net of collections ....................................    (15,776)    (32,182)
Purchases of property and equipment ............................................     (1,768)       (475)
                                                                                   --------    --------
    Net cash (used in) investing activities ....................................   $(31,102)   $(35,776)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $ 10,992    $ 15,583
    Net increase (decrease) in fed funds purchased and
       Securities sold under agreements to repurchase ..........................     (3,669)         13
    Borrowings from FHLB .......................................................     40,000      20,000
    Payments on FHLB notes .....................................................    (15,000)      - - -
    Stock options exercised ....................................................      - - -          52
    Redemption of common stock .................................................      - - -          (7)
    Dividends paid .............................................................     (1,762)     (1,539)
                                                                                   --------    --------
       Net cash provided by financing activities ...............................   $ 30,561    $ 34,102
                                                                                   --------    --------
       Increase in cash and due from banks .....................................   $  3,083    $  2,771

CASH AND DUE FROM BANKS
    Beginning ..................................................................     15,508      15,036
                                                                                   --------    --------
    Ending .....................................................................   $ 18,591    $ 17,807
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors and others ..................................   $ 10,164    $  9,325
       Interest paid on other obligations ......................................      2,340       1,458
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................        800         481
       Net unrealized gains (losses) on debt securities ........................         62        (913)

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


Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                            (In thousands)
                                                                June 30
                                                       -------------------------
                                                         1998             1997
                                                       -------------------------

Agricultural .................................         $ 28,881         $ 24,630
Commercial and financial .....................           34,376           31,101
Real estate, construction ....................           18,618           11,530
Real estate, mortgage ........................          328,229          306,149
Loans to individual ..........................           36,134           34,232
                                                       --------         --------
                                                       $446,238         $407,642
Less allowance for loan losses ...............            8,109            7,786
                                                       --------         --------
                                                       $438,129         $399,856
                                                       ========         ========

Transactions in the allowance for loan losses are as follows:

                                                            (In thousands)
                                                              Six Months
                                                             ended June 30
                                                       ------------------------
                                                        1998              1997
                                                       ------------------------

Balance, beginning ...........................         $ 8,010          $ 7,311
  Provision charged to expense ...............             408              590
  Net charge-offs ............................            (309)            (115)
                                                       -------          -------
Balance, ending ..............................         $ 8,109          $ 7,786
                                                       =======          =======

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                        (In thousands)
                                                           March 31
                                                      -----------------
                                                       1998       1997
                                                      -------   -------

Nonaccrual ....................................       $   - -   $   - -
Accruing loans, past due 90 days or more ......         1,065       870
Restructured loan .............................           - -       - -
Impaired loans ................................         7,309     6,807


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

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The consolidated balance sheet of Hills Bancorporation as of June 30, 1998 reflects total assets of $637.1 million which is an increase of $34.0 million from December 31, 1997. Net loans increased from $422.8 million to $438.1 million, which represents an increase of $15.3. Compared to one year ago, total assets have increased from $576.8 million to $637.1 million for an increase of $60.3 million. Also during this year, net loans increased $38.3 million to $438.1 million as of June 30, 1998. The loan increases were primarily single family residential loans in the Iowa City and Coralville area as lower rates continued and a strong economy remains active. Federal funds sold increased during the first half of 1998 by $14.7 million and have increased from June 30, 1997 to June 30, 1998 by $15.4 million. This increase is primarily excess funds that will be used for loan commitments and other investments during the balance of 1998. Also during the first six months of 1998 Hills Bank and Trust Company took advantage of lower interest rates on four and five year advances available from the Federal Home Loan Bank and borrowed a net $25 million since December 31, 1997 and a net $30 million since June 30, 1997. These advances are secured by 1-4 family mortgage loans.

Total deposits, including federal funds purchased and securities sold under agreements to repurchase, total $496.1 million at June 30, 1998 and this is an increase of $7.3 million from the December 31, 1997 balances. Deposits and securities sold under agreements to repurchase increased from $471.7 million at June 30,1997 to $496.1 million at June 30, 1998, an increase of $24.4 million. The largest increase on the liability side of the balance sheet is the net increase discussed above in Federal Home Loan Bank notes. Asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January 1998, Hills Bancorporation paid a dividend of $1.20 per share, a 14.29% increase from the $1.05 paid in January 1997. The total dividend of $1,762,000 is deducted form stockholders' equity and is reflected in the resulting stockholders' equity as of June 30, 1998 of $52,552,000. Stockholders' equity at June 30, 1998 and December 31, 1997 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes. The total stockholders' equity of Hills Bancorporation before the reduction for the ESOP shares as a percent of total assets is 9.58%. Under risk-based capital rules, total capital is 15.04% of risk adjusted assets, compared to the current 8% requirement.

Net income for the quarter ending June 30, 1998 was $1,733,000 and was down $202,000 from the previous year's quarter. A significant other income item in the second quarter of 1997 was the recognition of $1,054,000 on the sale of a marketable equity security held by Hills Bancorporation. The equity security was transferred to the Hills Bancorporation Foundation, a private charitable foundation, organized exclusively for charitable and educational purposes. As a result of the stock contribution, Hills Bancorporation received an income tax savings of approximately $340,000 which was reflected as tax savings in the federal and state income taxes expense for the second quarter of 1997. Other income changes occurred in loan origination fees which increased $121,000 for the three months ended June 30, 1998 from one year ago and $214,000 for the six months ending June 30, 1998, compared to the same period in 1997. Trust fees showed growth over last year with an $85,000 increase for the quarter and $238,000 for the six months.

Other expenses, excluding the contribution discussed above increased $728,000 and $1,187,000 for the second quarter and the six months ended June 30, 1998 compared to the same periods in 1997. The major portion of this increase was $371,000 increase in salaries and employee benefits as full-time equivalent employees increased by twenty-seven due to the new banks added in 1996 and new positions added at Hills Bank and Trust Company in various areas. All other operating expenses are up $533,000 as a result of increases in marketing, other professional fees, expenses relating to the new bank in Mount Vernon and other data processing charges.

Basic and diluted earnings per share for the three months ending June 30, 1998 were $1.18 and $1.16 in comparison to $1.32 and $1.31 for the quarter ending June 30, 1997. The earnings per share for the six months ended June 30, 1998 and June 30, 1997 were $2.44 and $2.42 for basic earnings per share and $2.40 for diluted earnings per share for both periods present.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting held on April 20, 1998, the security holders approved the election of Richard W. Oberman, Earl M. Yoder, and Sheldon E. Yoder, D.V.M. to three-year terms to the Board of Directors expiring at the 2001 Annual Meeting.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit
               See exhibit II - Statement Re Computation of Earnings Per Common Share

          (b)  Reports on Form 8-K
               No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     HILLS BANCORPORATION
                                     (Registrant)





Date AUGUST 13, 1998
     ---------------------------     /s/ Dwight O. Seegmiller
                                     -------------------------------------------
                                     Dwight O. Seegmiller, President

                                     (Duly authorized officer of the registrant)



                                     /s/ James G. Pratt
                                     -------------------------------------------
                                     James G. Pratt, Treasurer
                                     (Principal Financial Officer)