Form 10-Q
period 1998-09-30
HILLS BANCORPORATION
filed 1998-11-16
CIK 732417

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

                For the quarterly period ended September 30, 1998


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

                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                              SHARES OUTSTANDING
          CLASS                                              At October 31, 1998
--------------------------                                   -------------------
Common Stock, no par value                                         1,467,754

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                           Page
                                                                          Number

Item 1.        Financial Statements

               Consolidated balance sheets, September 30, 1998
                 (unaudited) and December 31, 1997
               Consolidated statements of income, (unaudited) for
                 three and nine months ended September 30, 1998
                 and 1997
               Consolidated statements of comprehensive income,
                 (unaudited) for three and nine months ended
                 September 30, 1998 and 1997.
               Consolidated statements of stockholders' equity,
                 (unaudited) for nine months ended September 30, 1998 and 1997
               Consolidated statements of cash flows (unaudited)
                 for nine months ended September 30, 1998 and 1997
               Notes to consolidated financial statements

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

Item 6.        Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      September 30,
                                                          1998      December 31,
                                                        Unaudited      1997*
                                                      ------------- ------------
ASSETS
Cash and due from banks ..............................   $ 14,251     $ 15,508
Investment securities:
   Available for sale (amortized cost
     September 30, 1998 $118,633;
     December 31, 1997 $108,718) .....................    120,610      109,486
   Held to maturity (fair value
     September 30, 1998 $22,518;
     December 31, 1997 $24,230) ......................     21,976       23,840
   Stock of Federal Home Bank ........................      4,347        4,738
Federal funds sold ...................................     19,796        2,447
Loans, net ...........................................    447,017      422,761
Property and equipment, net ..........................     10,623        9,437
Accrued interest receivable ..........................      5,941        5,441
Deferred income taxes, net ...........................      1,432        1,859
Other assets .........................................      8,237        7,585
                                                         --------     --------
                                                         $654,230     $603,102
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .........................   $ 53,075     $ 52,174
Interest-bearing deposits ............................    449,173      427,596
                                                         --------     --------
   Total deposits ....................................   $502,248     $479,770
Federal funds purchased and securities
   sold under agreements to repurchase ...............      8,326        9,008
Federal Home Loan Bank notes .........................     75,732       50,764
Accrued interest payable .............................      2,004        2,060
Other liabilities ....................................      2,268        2,318
                                                         --------     --------
                                                         $590,578     $543,920
                                                         --------     --------
REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ............................................   $  8,802     $  7,682
                                                         --------     --------
STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued September 30, 1998 and December 31,
   1997 - 1,467,754 shares ...........................   $  9,070     $  9,070
Retained earnings ....................................     53,338       49,627
Accumulated other comprehensive income,
   unrealized gains on investment securities, net ....      1,244          485
                                                         --------     --------
                                                         $ 63,652     $ 59,182
Less, maximum cash obligation related to
   ESOP shares .......................................      8,802        7,682
                                                         --------     --------
                                                         $ 54,850     $ 51,500
                                                         --------     --------
                                                         $654,230     $603,102
                                                         ========     ========

*  Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 1998 and 1997
                      (In Thousands, Except Per Share Data)

                                                         Three Months Ended      Nine Months Ended
                                                            September 30           September 30
                                                           1998       1997        1998       1997
                                                         --------   --------    --------   --------
Interest Income:
   Interest and fees on loans ........................   $  9,566   $  8,904    $ 28,108   $ 25,460
   Interest on investment securities:
     Taxable .........................................      1,698      1,680       5,064      5,046
     Non-taxable .....................................        354        306       1,019        898
   Interest on federal funds sold ....................        350         54         893        134
                                                         --------   --------    --------   --------
   Total interest income .............................   $ 11,968   $ 10,944    $ 35,084   $ 31,538
                                                         --------   --------    --------   --------

Interest Expense:
   Interest on deposits ..............................   $  5,185   $  4,942    $ 15,253   $ 14,264
   Interest on securities sold under
agreements to repurchase .............................         88         90         257        288
   Interest on FHLB borrowings .......................      1,106        747       3,277      2,007
                                                         --------   --------    --------   --------

   Total interest expense ............................   $  6,379   $  5,779    $ 18,787   $ 16,559
                                                         --------   --------    --------   --------
   Net interest income ...............................   $  5,589   $  5,165    $ 16,297   $ 14,979

Provision for loan losses ............................        304        195         712        785
                                                         --------   --------    --------   --------

   Net interest income after provision
     for loan losses .................................   $  5,285   $  4,970    $ 15,585   $ 14,194
                                                         --------   --------    --------   --------

Other income:
   Net gains (losses) on sale of investment securities   $     --   $    (62)   $     --   $    992
   Loan origination fees .............................        166        117         500        237
   Trust fees ........................................        403        322       1,266        947
   Deposit account charges and fees ..................        458        482       1,351      1,385
   Other fees and charges ............................        348        283       1,079        912
                                                         --------   --------    --------   --------
                                                         $  1,375   $  1,142    $  4,196   $  4,473
                                                         --------   --------    --------   --------
Other expenses:
   Salaries and employee benefits ....................   $  2,133   $  1,858    $  6,366   $  5,445
   Occupancy .........................................        284        269         859        756
   Furniture and equipment ...........................        421        335       1,249      1,005
   Office supplies and postage .......................        293        208         882        626
   Contributions .....................................          5         17          13      1,109
   Other operating ...................................        949        884       2,779      2,598
                                                         --------   --------    --------   --------
                                                         $  4,085   $  3,571    $ 12,148   $ 11,539
                                                         --------   --------    --------   --------
   Income before income taxes ........................   $  2,575   $  2,541    $  7,633   $  7,128

Federal and state income taxes .......................        756        788       2,237      1,829
                                                         --------   --------    --------   --------

   Net income ........................................   $  1,819   $  1,753    $  5,396   $  5,299
                                                         ========   ========    ========   ========

Earning per common share:
     Basic ...........................................   $   1.24   $   1.19    $   3.68   $   3.61
     Diluted .........................................       1.22       1.18        3.62       3.58

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             Three and Nine Months Ended September 30, 1998 and 1997
                      (In Thousands, Except Per Share Data)

                                                   Three Months Ended     Nine Months Ended
                                                       September 30          September 30
                                                   -------------------    ------------------
                                                     1998       1997       1998       1997
                                                    -------    -------    -------    -------
Net Income ......................................   $ 1,819    $ 1,753    $ 5,396    $ 5,299

Other comprehensive income:
   Unrealized gains (losses) on debt securities .     1,147        365      1,209       (547)
   Income tax effect of unrealized gains (losses)      (426)      (135)      (450)       183
                                                    -------    -------    -------    -------
   Comprehensive Income .........................   $ 2,540    $ 1,983    $ 6,155    $ 4,935
                                                    =======    =======    =======    =======

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 1998 and 1997
                                 (In Thousands)

                                    Capital  Retained    Unrealized          ESOP
                                     Stock   Earnings  Gains (Losses)  Obligations    Total
                                    --------------------------------------------------------
Balance, January 1, 1998 ........   $ 9,070   $49,627    $   485        $ (7,682)   $ 51,500
Net income ......................       - -     5,396        - -             - -       5,396
Change related to ESOP shares ...       - -       - -        - -          (1,120)     (1,120)
Cash dividends ($1.20 per share)        - -    (1,763)       - -             - -      (1,763)
Unrealized gains (losses) on debt
  securities, net ...............       - -       - -        759             - -         759
Tax savings on restricted
  stock issued ..................       - -         78       - -             - -          78
                                    -------   --------    -------        -------    --------
Balance, September 30, 1998 .....   $ 9,070   $ 53,338    $ 1,244        $(8,802)   $ 54,850
                                    =======   ========    =======        =======    ========

Balance, January 1, 1997 ........   $ 8,996   $ 44,079    $   676        $(6,416)   $ 47,335
Exercise Stock Options
  for 2,055 shares ..............        53        - -        - -            - -          53
Redemption of stock .............        (7)       - -        - -            - -          (7)
Net income ......................       - -      5,299        - -            - -       5,299
Change related to ESOP shares ...       - -        - -        - -           (642)       (642)
Cash dividends ($1.05 per share)        - -     (1,539)       - -            - -      (1,539)
Unrealized gains (losses) on
  debt securities, net ..........       - -        - -       (364)           - -        (364)
                                    -------    -------    -------        -------    --------
Balance, September 30, 1997 .....   $ 9,042    $47,839    $   312        $(7,058)   $ 50,135
                                    =======    =======    =======        =======    ========

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997
                                 (In Thousands)

                                                                                     1998        1997
                                                                                   --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  5,396    $  5,299
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        987         803
    Provision for loan losses ..................................................        712         785
    Net gains on disposition of investment securities ..........................        - -        (992)
    (Increase) decrease in accrued interest receivable .........................       (500)       (776)
    Amortization of bond discount ..............................................        216         260
    (Increase) in other assets .................................................       (910)       (344)
    Amortization of intangibles ................................................        258         258
    Increase in accrued interest and other liabilities .........................       (106)        398
                                                                                   --------    --------
    Net cash provided by operating activities ..................................   $  6,053    $  5,691
                                                                                   --------    --------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 19,599    $ 15,251
    Held to maturity ...........................................................      2,286       1,894
Proceeds from sales of available-for-sale securities ...........................        - -       9,366
Purchase of investment securities:
    Available for sale .........................................................    (29,785)    (25,283)
    Held to maturity ...........................................................        - -      (5,273)
Federal funds sold, net ........................................................    (17,349)        900
Loans made to customers, net of collections ....................................    (24,968)    (47,450)
Purchases of property and equipment ............................................     (2,173)     (1,196)
                                                                                   --------    --------
    Net cash (used in) investing activities ....................................   $(52,390)   $(51,791)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $ 22,478    $ 18,791
    Net increase (decrease) in fed funds purchased and
       securities sold under agreements to repurchase ..........................       (682)     10,033
    Borrowings from FHLB .......................................................     40,000      20,000
    Payments on FHLB notes .....................................................    (15,032)        (31)
    Stock options exercised ....................................................        - -          53
    Redemption of common stock .................................................        - -          (7)
    Tax savings on restricted stock issued .....................................         78         - -
    Dividends paid .............................................................     (1,762)     (1,539)
                                                                                   --------    --------
       Net cash provided by financing activities ...............................   $ 45,080    $ 47,300
                                                                                   --------    --------
       Increase in cash and due from banks .....................................   $ (1,257)   $  1,200

CASH AND DUE FROM BANKS
    Beginning ..................................................................     15,508      15,036
                                                                                   --------    --------
    Ending .....................................................................   $ 14,251    $ 16,236
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors and others ..................................   $ 15,309    $ 14,244
       Interest paid on other obligations ......................................      3,534       2,295
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................      1,120         642
       Net unrealized gains (losses) on debt securities ........................      1,209        (547)

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

Note 2.   Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                           (In thousands)
                                                            September 30
                                                     --------------------------
                                                       1998              1997
                                                     ---------        ---------

Agricultural ................................        $  33,946        $  27,135
Commercial and financial ....................           36,523           33,742
Real estate, construction ...................           24,512            9,887
Real estate, mortgage .......................          330,525          322,278
Loans to individual .........................           29,994           29,741
                                                     ---------        ---------
                                                     $ 455,500        $ 422,783
Less allowance for loan losses ..............            8,483           (7,854)
                                                     ---------        ---------
                                                     $ 447,017        $ 414,929
                                                     =========        =========

Transactions in the allowance for loan losses are as follows:

                                                            (In thousands)
                                                             Nine Months
                                                          ended September 30
                                                       ------------------------
                                                        1998              1997
                                                       -------          -------

Balance, beginning ...........................         $ 8,010          $ 7,311
  Provision charged to expense ...............             712              785
  Net charge-offs ............................            (239)            (242)
                                                       -------          -------
Balance, ending ..............................         $ 8,483          $ 7,854
                                                       =======          =======

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                 (In thousands)
                                                  September 30
                                                  1998    1997
                                                 ------  ------

Nonaccrual ....................................  $  - -  $  - -
Accruing loans, past due 90 days or more ......   1,825     963
Restructured loan .............................     - -     - -
Impaired loans ................................   7,996   7,173

Note 3.  Changes in Accounting Policies

SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and was adopted January 1, 1998 for the initial period ended March 31, 1998. Statement #130 establishes standards for reporting comprehensive income in financial statements. The Company has presented a Statement of Comprehensive Income. SFAS No. 131,"Disclosures About Segments of an Enterprise and Related Information" expands certain reporting and disclosure requirements for segments from current standards. Statement #131 will be effective for the year ended December 31, 1998, but the Company operates in one business segment and the Statement will have no effect on the financial statements.

Note 4.  Earnings Per Share

Basic net income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighed average number of common shares outstanding during the period plus the number of potential dilutive common shares attributable to the Company's stock option plan.

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The consolidated balance sheet of Hills Bancorporation as of September 30, 1998 reflects total assets of $654.2 million which is an increase of $51.1 million from December 31, 1997. Net loans increased from $422.8 million to $447.0 million, which represents an increase of $24.2. Compared to one year ago, total assets have increased from $592.1 million to $654.2 million for an increase of $62.1 million. Also during this year, net loans increased $32.1 million to $438.1 million as of September 30, 1998. Loan demand continues to be very strong due to a continued strong local economy and a favorable low interest rate environment. Single family loans and other real estate loans continued to account for the majority of the loan growth.

Other significant balance sheet changes from December 31, 1997 to September 30, 1998 are as follows:

o Available for sale investment securities increasing $11.2 million to $120.6 million. o Federal funds sold were $17.3 million higher at September 30th than December 31, 1997.

o Deposits including securities sold under agreements to repurchase totaled $510.6 million at September 30, 1998 compared to $488.8 million at December 31, 1997.

o Federal Home Loan Bank's borrowings increased a net $25 million as Hills Bank and Trust Company took advantage of lower interest rates on four and five year advances available.

o Also due to lower investment rates accumulated other comprehensive income which was all unrealized gains on investment securities increased from $485,000 at December 31, 1997 to $1,244,000 at September 30, 1998.

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

In January 1998, Hills Bancorporation paid a dividend of $1.20 per share, a 14.29% increase from the $1.05 paid in January 1997. The total dividend of $1,763,000 is deducted from stockholders' equity and is reflected in the resulting stockholders' equity as of September 30, 1998 of $54,850,000. Stockholders' equity at September 30, 1998 and December 31, 1997 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes. The total stockholders' equity of Hills Bancorporation as of September 30, 1998 before the reduction for the ESOP shares, as a percent of total assets is 9.73%. Under risk-based capital rules, total capital is 15.06% of risk adjusted assets, compared to the current 8% requirement.

Net income for the quarter ending September 30, 1998 increased $66,000 from the previous year's quarter. Net interest income increased $424,000 and $1,318,000 for the quarter and the nine months ending September 30, 1998 compared to the same time periods in 1997. The increase in net interest income continues to be due to significant increases in the volume of earning assets during the first nine months of 1998 compared to 1997. The increase in average earning assets for the nine months ending September 30, 1998 compared to the same months in 1997 is approximately $65.8 million and is due primarily to average net loans increasing $42.8 million and the investment in federal funds being $19.3 million higher. The large federal fund balances were the result of funds borrowed from the Federal Home Loan Banks earlier in 1998 to be used for funding of expected loan growth. A significant other income item in the second quarter of 1997 was the recognition of $1,054,000 on the sale of a marketable equity security held by Hills Bancorporation. The equity security was transferred to the Hills Bancorporation Foundation, a private charitable foundation, organized exclusively for charitable and educational purposes to benefit the communities which the banks' serve. As a result of the stock contribution, Hills Bancorporation received an income tax savings of approximately $340,000 which is reflected as tax savings in the federal and state income taxes expense for the second quarter of 1997.

Other income changes occurred in loan origination fees which increased $49,000 for the three months ended September 30, 1998 from one year ago and $263,000 for the nine months ending September 30 1998, compared to the same period in 1997. Trust fees showed growth over 1997 with an $81,000 increase for the quarter and $319,000 for the nine months. Other expenses, excluding the contribution discussed above increased $514,000 and $1,705,000 for the third quarter and the nine months ended September 30, 1998 compared to the same period in 1997. The major portion of this increase was $921,000 increase in salaries and employee benefits as full-time equivalent employees increased by thirty and normal yearly increases for existing employees. Also the full service Mount Vernon office opened in February, 1998 and has ten employees. All other operating expenses are up $784,000 as a result of increase in marketing, other professional fees, expenses relating to the new bank in Mount Vernon and other data processing charges.

Basic and diluted earnings per share for the three months ending September 30, 1998 were $1.24 and $1.22 in comparison to $1.19 and $1.18 for the quarter ending September 30, 1997. The earnings per share for the nine months ended September 30, 1998 and September 30, 1997 were $3.68 and $3.61 for basic earnings per share and $3.62 and $3.58 for diluted earnings per share for both periods presented.

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

Year 2000

The Company and its three wholly-owned subsidiary commercial banks, Hills Bank and Trust Company, Hills, Iowa; Hills Bank, Lisbon, Iowa; and Hills Bank Kalona, Kalona, Iowa are taking the appropriate measures to be ready for the Millennium change. The Banks' "Y2K" readiness plan is being implemented and a Year 2000 committee to oversees its progress. To date the Company has completed an inventory and assessment of all computers, equipment and software containing date sensitive functions. Contact has been made with the vendors of these products to determine Year 2000 compatibility.

A renovation schedule is being followed to replace or upgrade identified products which are not Year 2000 compliant. In 1998, the Company replaced its primary computer system with a newer Year 2000 compliant system and has received a warranty from the software company that the software will operate after the Year 2000 without error relating to date data. In addition, the Company's critical information systems are in the process of being tested to make certain that by the end of 1998 the systems will be ready - one year ahead of the actual changeover.

Contingency Plans

The Company is also working on contingency plans that will provide alternate methods of doing business, if needed. The Year 2000 issues for banks depend not only on compliance of the banks' software and equipment, but also on compliance by all of the other institutions with which the banks do business. Four federal regulatory agencies, which share the responsibility for supervising efforts by banks and savings associations to make sure that they are taking the necessary steps now to get ready for the Year 2000 date change. The Banks already keep backup records for account transactions and will continue to do so. These records could be used to correct and identify errors that might affect deposit, loan or other account information due to a Year 2000 problem.

Risks

In the early weeks of 2000, the Company may experience some random supply chain disruption that may affect its ability to produce and distribute key products. These disruptions will be material if the U.S. experiences significant interruptions in basic services, such as the electric power grid, telephone service or the banking system.

Costs

The Banks replaced its primary computer system during the first quarter of 1998. Since most of these types of upgrades or renovations will be capitalized as property and equipment and depreciated it is expected that the costs will not have a significant impact on the earnings or future liquidity of the Company.

Forward Looking Information

Forward looking information relating to the financial results or strategies of the Company are made in the Management's Discussion and Analysis. The following paragraphs identify forward looking statements and the risks that need to be considered when reading those statements.

Forward looking statements include such words as believe, expect, anticipate, target, goal, objective and other words with similar meaning. The Company is under no obligation to update such statements.

The risks involved in the operations and strategies of the Company include competition from other financial institutions, changes in interest rates, changes in economic or market conditions and changes in regulatory factors. These risks, which are not all inclusive, cannot be estimated.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ending September 30, 1998.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit
              See exhibit II - Statement Re Computation of Earnings Per Common Share

         (b)  Reports on Form 8-K
              No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                     HILLS BANCORPORATION
                                     (Registrant)



November 13, 1998                    /s/ Dwight O. Seegmiller
Date                                 -------------------------------------------
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