Form 10-K
period 1998-12-31
HILLS BANCORPORATION
filed 1999-03-23
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-k

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998.     Commission File Number 0-12668.

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

                            No par value common stock
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 12, 1999 (based upon reports of beneficial ownership that approximately 81% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $58 per share) was $69,034,000.

The number of shares outstanding of the Registrant's common stock as of March 12, 1999 is 1,469,443 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 22, 1999, for the Annual Meeting of the Shareholders of the Registrant to be held April 19, 1999 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

                                  EXHIBIT INDEX

The exhibits index is on Page __.

Part I

Item 1.   Business

Hills Bancorporation (the "Company") is a multibank holding company principally engaged in the business of banking. Its three wholly-owned subsidiary banks are Hills Bank and Trust Company, Hills, Iowa ("Hills Bank and Trust"); Hills Bank, Lisbon, Iowa ("Hills Bank Lisbon"); and Hills Bank Kalona, Kalona, Iowa ("Hills Bank Kalona") (hereinafter collectively referred to as the "Banks").

The Company was incorporated December 12, 1982 and all operations are conducted within the state of Iowa. The Company became owner of 100% of the outstanding stock of Hills Bank and Trust as of January 23, 1984 when stockholders of Hills Bank and Trust exchanged their shares for shares of the Company. Effective July 1, 1996, the Company acquired for cash all the outstanding shares of Hills Bank Lisbon and on September 20, 1996, Hills Bank Kalona acquired cash, certain assets and assumed the deposits of the Kalona, Iowa office of Boatmen's Bank Iowa, N.A.

The Banks are all full-service commercial banks extending their services to individuals, business, governmental units, and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon and Kalona and the surrounding area. This area includes parts of Johnson, Linn, and Washington counties. All of the Banks are actively engaged in all areas of commercial banking, including acceptance of demand; savings and time deposits; making commercial, real estate, agricultural and consumer loans; maintaining night and safe deposit facilities; and performing collection, exchange, and other banking services tailored for individual customers. Hills
Bank and Trust administers estates, personal trusts, and pension and profit-sharing funds and, in connection therewith, provides for farm management and investment advisory and custodial services for individuals, corporations and nonprofit organizations. At this time, trust services are available only at the Hills Bank and Trust locations. The loan activity of the Banks is diversified, with commercial and agricultural loans, real estate loans, automobile, installment, and other consumer loans composing the majority of its loan portfolio. In addition, the Banks earn substantial fees from originating mortgages that are sold in the secondary residential real estate market without mortgage servicing rights being maintained.

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

Iowa City, Coralville, Hills and North Liberty are located near Interstate 80 and Interstate 380 in Eastern Iowa. The communities have a population of approximately 80,000 and Johnson County, Iowa has a population of approximately 106,000. The University of Iowa has over 27,000 students and 23,000 full and part-time employees, including employees of The University of Iowa Hospitals and Clinics. Johnson County, Iowa has one of the strongest economies in Iowa and has had substantial economic growth in the past ten years. The area is known for its educational institutions, health care facilities, cultural and sports events, and retail centers.

Hills Bank Lisbon is located in Lisbon, Iowa (Linn County), approximately 25 miles north of Iowa City and does not conduct business in the same trade territories as Hills Bank and Trust. Lisbon has a population of approximately 1,500 and Mount Vernon, located two miles away, has a population of 3,700. In February 1998, Hills Bank Lisbon opened a new office location in Mount Vernon. This 4,200 square foot one-story full-service location has four drive-up lanes and a drive-up automatic teller machine. Both communities are strong economically and are easy commuting distances to Cedar Rapids and Iowa City, Iowa. In addition, Mount Vernon is the home of Cornell College, which has approximately 1,200 students.

Hills Bank Kalona is located in Kalona, Iowa (Washington County), approximately 20 miles south of Iowa City with a population of approximately 2,000 people. Kalona is primarily an agricultural community, but is located within easy driving distance for employment in Iowa City and Washington, Iowa.

The commercial banking business is highly competitive and the Banks compete with other commercial banks, credit unions, brokerage firms, finance companies, insurance companies, and other financial institutions.

Iowa's banking laws regarding interstate banking and interstate branching are currently more restrictive than many other states. As a result of the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 many of the state-imposed geographic limitations on bank ownership have been liberalized. The 1994 Act expanded opportunities for interstate banking, interstate mergers, and interstate branching in the United States. First, subject to certain limitations, bank holding companies from anywhere in the United States are able to acquire Iowa banks with the permission of the Federal Reserve Board. Second, the 1994 Act authorizes a national or state bank which has its main office in another state to merge with an Iowa bank and operate the Iowa location as a branch office. However, out-of-state bank holding companies cannot acquire Iowa commercial banks unless such banks have been in existence for at least five years. Hills Bank Kalona has been in existence since September 20, 1996. Iowa also currently has a deposit concentration limit of 10% on the amount of deposits that any one banking organization can control and continue to acquire banks, which applies to both in-state and out-of-state banks. Iowa also has a 35% limit on the aggregate amount of deposits all out-of-state banking organizations can control within Iowa.

In recent years, Norwest Bank Iowa, N.A., Mercantile Bancorporation, Firstar Corporation, Commercial Federal Bank, and NationsBank have acquired a number of independent banks and smaller multibank holding companies in various metropolitan areas of Iowa. Each operates under a single charter in Iowa. In September 1998, the Company's largest competing bank in Iowa City, with assets of approximately $550 million, was acquired by Mercantile Bancorporation.

Iowa's intrastate branching statutes are also rather restrictive when compared with those of other states. Generally, bank branch offices may only be operated or acquired in counties contiguous to or cornering upon the county in which the Bank has its principal place of business. Also, a bank in Iowa may not establish a new branch office in a city in which there exists an office of another bank, other than by acquisition of an existing office or bank. Effective July 1, 1998, the number of bank branch offices allowed within a municipal corporation or an urban complex is unlimited. However, some of Iowa's intrastate branching limitations regarding geographic location of branch offices and the number of branch offices which may be established in an urban complex or any other location in Iowa may be overcome by merging two or more affiliated banking organizations that have been in continuous operation in Iowa for at least five years into a "united community bank."


Hills Bank and Trust Company is in direct competition for deposits, loans and other financial related business with other financial institutions in Johnson County, Iowa. The largest competitor is believed to be a branch of Mercantile Bancorporation, which does not disclose local assets. Other independent financial institutions are:

                                                                     Approximate
                                                                    Assets As Of
                                                                    December 31,
                                                                        1998
                                                                   -------------
                                                                   (In Millions)

Largest competing bank ........................................         $359
Next largest competing bank ...................................          125
Largest competing credit union ................................          185

Hills Bank Kalona and Hills Bank Lisbon compete with other banks in their trade territories. Management estimates that these banks hold less than 40% of the deposits in their respective communities.

No material portion of the Banks' deposits have been obtained from a single person or a few persons. Accordingly, management of the Banks have no reason to believe that the loss of the deposits of any person or few persons would have a materially adverse effect on the Banks' operations or erode its deposit base. Approximately 6.9% of the Banks' loans have been made for agricultural purposes. The agricultural sector of the economy has been cyclical with a general trend toward fewer and larger farms. The Banks have not experienced a material adverse effect on their business as a result of defaults on agricultural loans and expects none in the future.

The Company does not engage in any business activities apart from its ownership of the Banks and, therefore, does not encounter any competition for its services other than as described above for the Banks.

As the Year 2000 approaches, an important business issue has emerged regarding how existing application software and operating systems can accommodate this date value. Many existing application software products were developed to accommodate a two-digit year. Due to the nature of the banking industry, the subsidiary banks are heavily reliant on data processing, causing the "Year 2000" issue to be a critical issue for the Company. This issue is discussed in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company and the Banks have undertaken no material research activities during the last three years relating to research and development activities.

The Company is regulated by the Federal Reserve Bank.

All the Banks are regulated by the Federal Deposit Insurance Corporation and the State of Iowa Division of Banking.

The Company had no employees as of December 31, 1998, and the Banks had 216 regular and 74 part-time employees.

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

AVERAGE BALANCES
(Average Daily Basis)

                                                                                     Year Ended December 31,
                                                                                  ----------------------------
                                                                                    1998      1997      1996
                                                                                  ----------------------------
                                                                                        (In Thousands)
ASSETS
   Cash and due from banks .....................................................  $ 13,441  $ 12,689  $  9,987
   Taxable securities ..........................................................   111,099   110,542   107,106
   Nontaxable securities .......................................................    30,122    25,184    22,291
   Federal funds sold ..........................................................    23,279     3,032     9,159
   Loans, net ..................................................................   438,072   397,787   337,630
   Property and equipment, net .................................................    10,410     8,603     7,516
   Other assets ................................................................    16,098    14,829    11,091
                                                                                  ----------------------------
                                                                                  $642,521  $572,666  $504,780
                                                                                  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Noninterest-bearing demand deposits .........................................  $ 52,538  $ 48,330  $ 39,929
   Interest-bearing demand deposits ............................................    46,874    43,262    37,310
   Savings deposits ............................................................   131,988   119,282   102,849
   Time deposits ...............................................................   262,111   250,241   234,825
   Securities sold under agreements to repurchase
      and federal funds purchased ..............................................     7,974     8,740     7,607
   FHLB borrowings .............................................................    75,262    43,026    28,914
   Other liabilities ...........................................................     4,250     4,255     3,509
   Redeemable common stock held by
      Employee Stock Ownership Plan ............................................     8,491     7,049     5,844
   Stockholders' equity ........................................................    53,033    48,481    43,993
                                                                                  ----------------------------
                                                                                  $642,521  $572,666  $504,780
                                                                                  ============================

PART I

INTEREST INCOME AND EXPENSE

                                                    Year Ended December 31,
                                                  --------------------------
                                                    1998     1997     1996
                                                  --------------------------
                                                       (In Thousands)

Income:
   Loans (1) .................................... $ 38,039 $ 34,814 $ 29,966
   Taxable securities ...........................    6,832    6,769    6,190
   Nontaxable securities (1) ....................    2,112    1,845    1,692
   Federal funds sold ...........................    1,209      158      485
                                                  --------------------------
              Total interest income .............   48,192   43,586   38,333
                                                  --------------------------

Expense:
   Interest-bearing demand deposits .............      997      949      819
   Savings deposits .............................    4,648    4,183    3,668
   Time deposits ................................   14,813   14,162   13,275
   Securities sold under agreements to repurchase      417      426      326
   FHLB borrowings ..............................    4,379    2,782    1,863
                                                  --------------------------
              Total interest expense ............   25,254   22,502   19,951
                                                  --------------------------

              Net interest income ............... $ 22,938 $ 21,084 $ 18,382
                                                  ==========================

(1) Presented on a tax equivalent basis using a federal tax rate of 34%.

PART I

INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         Year Ended December 31,
                                                         -----------------------
                                                           1998    1997    1996
                                                         -----------------------

Average yields:
   Taxable securities ..................................   6.15%   6.12%   5.78%
   Nontaxable securities ...............................   4.63    4.84    5.01
   Nontaxable securities (tax equivalent basis) ........   7.01    7.33    7.59
   Loans (1) ...........................................   8.64    8.70    8.80
   Loans (tax equivalent basis) ........................   8.68    8.75    8.87
   Federal funds sold ..................................   5.19    5.21    5.30
   Interest-bearing demand deposits ....................   2.13    2.19    2.20
   Savings deposits ....................................   3.52    3.51    3.57
   Time deposits .......................................   5.65    5.66    5.65
   Securities sold under agreements to repurchase ......   5.23    4.87    4.29
   Interest on FHLB borrowings .........................   5.82    6.47    6.44
   Yield on average interest earning assets ............   8.00    8.12    8.05
   Rate on average interest-bearing liabilities ........   4.82    4.84    4.85
   Net interest spread (2) .............................   3.18    3.28    3.20
   Net interest margin (3) .............................   3.81    3.93    3.86

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

PART I

CHANGE IN INTEREST INCOME AND EXPENSE

                                                             Change Due       Total
                                                         ------------------   -------
                                                         To Volume To Rates   Change
                                                         ----------------------------
                                                                 (In Thousands)
Year ended December 31, 1998: Change in interest income:
      Loans ............................................  $ 3,505  $   (280)  $ 3,225
      Taxable securities ...............................       32        31        63
      Nontaxable securities ............................      330       (63)      267
      Federal funds sold ...............................    1,052        (1)    1,051
                                                          ---------------------------
                                                            4,919      (313)    4,606
                                                          ---------------------------
   Change in interest expense:
      Interest-bearing demand deposits .................       75       (27)       48
      Savings deposits .................................      453        12       465
      Time deposits ....................................      676       (25)      651
      Securities sold under agreements to repurchase ...      (39)       30        (9)
      Interest on FHLB borrowings ......................    1,901      (304)    1,597
                                                          ---------------------------
                                                            3,066      (314)    2,752
                                                          ---------------------------
   Change in net interest income .......................  $ 1,853   $     1   $ 1,854
                                                          ===========================

Year ended December 31, 1997: Change in interest income:
      Loans ............................................  $ 5,259   $  (411)  $ 4,848
      Taxable securities ...............................      204       375       579
      Nontaxable securities ............................      213       (60)      153
      Federal funds sold ...............................     (319)       (8)     (327)
                                                          ---------------------------
                                                            5,357      (104)    5,253
                                                          ---------------------------
   Change in interest expense:
      Interest-bearing demand deposits .................      134        (4)      130
      Savings deposits .................................      578       (63)      515
      Time deposits ....................................      864        23       887
      Securities sold under agreements to repurchase ...       52        48       100
      Interest on FHLB borrowings ......................      910         9       919
                                                          ---------------------------
                                                            2,538        13     2,551
                                                          ---------------------------
   Change in net interest income .......................  $ 2,819  $   (117)  $ 2,702
                                                          ===========================

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

PART I

LOANS

The following table shows the composition of loans (before deducting the reserve for loan losses) as of December 31 for each of the last five years.

                                             December 31,
                           ------------------------------------------------
                             1998      1997       1996     1995      1994
                           ------------------------------------------------
                                           (In Thousands)

Agricultural ............  $ 32,318  $ 27,636  $ 23,133  $ 19,000  $ 17,826
Commercial and financial     39,438    33,616    30,650    26,810    26,024
Real estate, construction    28,476     8,157     8,846     7,937     6,933
Real estate, mortgage ...   338,871   332,655   279,134   239,899   225,342
Loans to individuals ....    30,664    28,707    33,812    31,640    30,906
                           ------------------------------------------------
              Total .....  $469,767  $430,771  $375,575  $325,286  $307,031
                           ================================================

There were no foreign loans outstanding for any of the years presented

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 1998:

                                                                   Amount    One Year   One To   Over Five
                                                                  Of Loans  Or Less(1) Five Years  Years
                                                                  ----------------------------------------
                                                                               (In Thousands)
Commercial, financial and agricultural ........................   $ 71,756   $ 32,796  $ 29,608  $  9,352
Real estate, construction and mortgage ........................    367,347     69,312   153,064   144,971
Other .........................................................     30,664     10,421    19,700       543
                                                                  ---------------------------------------
                                                                  $469,767   $112,529  $202,372  $154,866
                                                                  =======================================

Interest rates on loans are as follows:

   Fixed rate .................................................   $308,578   $ 90,317  $194,682  $ 23,579
   Variable rate ..............................................    161,189     22,212     7,690   131,287
                                                                  ---------------------------------------
                                                                  $469,767   $112,529  $202,372  $154,866
                                                                  =======================================

(1) A significant portion of the commercial loans are six-month notes. However, a significant amount of these notes are renewed when due.

PART I

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Company's nonaccrual, past due, restructured and impaired loans as of December 31 for each of the years presented:

                                           1998    1997    1996    1995    1994
                                          --------------------------------------
                                                     (In Thousands)

Nonaccrual loans .......................  $   12  $  - -  $  339  $  489 $   - -
Accruing loans past due 90 days
   or more .............................     945     954   1,092     417     822
Restructured loans                           - -     - -     - -     - -     - -
Impaired loans .........................   8,956   9,556   7,811   5,465     N/A

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

No allowance for losses has been recognized for impaired loans because partial charge-offs have been taken to reduce the loan balances to the net present value of the future cash flows or the fair value of the collateral if the loan is collateral dependent.

PART I

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                               Year Ended December 31,
                                      ------------------------------------------
                                       1998     1997     1996    1995      1994
                                      ------------------------------------------
                                                  (In Thousands)

Amount of loan loss allowance at
   beginning of year ...............  $8,010   $7,311   $6,740   $6,210   $5,775
                                      ------------------------------------------
Charge-offs:
   Agriculture .....................       4      197      300      101      423
   Commercial and financial ........     431      326      236      387      334
   Real estate, mortgage ...........     132      215      127      180      172
   Loans to individuals ............     401      390      308      254      131
                                      ------------------------------------------
                                         968    1,128      971      922    1,060
                                      ------------------------------------------
Recoveries:
   Agriculture .....................     125       65       48      218      368
   Commercial and financial ........     256      195       95      226      206
   Real estate, mortgage ...........     100      377      215      149      154
   Loans to individuals ............     417      142       80      137      126
                                      ------------------------------------------
                                         898      779      438      730      854
                                      ------------------------------------------
Net charge-offs ....................      70      349      533      192      206
                                      ------------------------------------------
Allowances of acquired banks .......     - -      - -      350      - -      - -
                                      ------------------------------------------
Provision for loan losses (1) ......     916    1,048      754      722      641
                                      ------------------------------------------
Balance of loan loss allowance
   at end of year ..................  $8,856   $8,010   $7,311   $6,740   $6,210
                                      ==========================================

Ratio of net charge-offs during year
   to average loans outstanding ....   0.02%    0.09%    0.16%    0.06%    0.07%
                                      ==========================================

The balance of the loan loss allowance has not been allocated by type of loan. Management regularly reviews the loan portfolio and does not expect any unusual material amount to be charged off during 1999 that would be significantly different than the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Banks review and place in risk categories specific borrowings. Based upon the risk category assigned, the Banks allocate a percentage, as determined by management, for a required allowance needed. The risk categories are similar to those used by federal and state regulatory agencies and consist of the following:

(1)  Potential watch and watch
(2)  Problem
(3)  Substandard
(4)  Doubtful

In addition, each bank's management also reviews and, where determined necessary, allows for specific allowances based upon reviews of specific borrowers and provides general allowances for areas which management believes are of higher credit risk (agricultural loans and constructed model real estate homes as of December 31, 1998).

A summary of the components of the allowance for loan loss, by risk category, as of December 31, 1998 and 1997 is as follows:

                                                      1998      1997
                                                    -----------------
                                                     (In Thousands)

Potential watch and watch loans ...............     $2,905     $2,850
Substandard ...................................      2,169      1,507
Specific borrowers (agricultural loans) .......      1,048      1,550
Constructed model real estate homes ...........        969        682

Anticipated charge-offs of the above categories are not determinable at December 31, 1998; however, it is possible that agricultural loan charge-offs could be higher in 1999 that the historical average due to lower farm commodity prices in recent months.

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities as of December 31, 1998, 1997 and 1996 and the maturities and weighted average yield of the investment securities as of December 31, 1998:


                                                                                                         December 31,
                                                                                                   ----------------------------
                                                                                                     1998      1997      1996
                                                                                                   ----------------------------
                                                                                                          (In Thousands)
Carrying value:
   U. S. Treasury securities ....................................................................  $ 33,340  $ 40,189  $ 45,213
   Obligations of other U. S. Government agencies and corporations ..............................    78,083    65,445    57,397
   Obligations of states and political subdivisions .............................................    33,580    27,692    23,447
   Other ........................................................................................       - -       - -     3,180
                                                                                                   ----------------------------
                                                                                                   $145,003  $133,326  $129,237
                                                                                                   ============================

                                                                                  December 31, 1998
                                                                                  ------------------
                                                                                            Weighted
                                                                                  Carrying   Average
                                                                                    Value     Yield
                                                                                  ------------------
                                                                               (In Thousands)
Type and maturity grouping:
   U. S. Treasury maturities:
      Within 1 year ...........................................................   $ 16,847     6.15%
      From 1 to 5 years .......................................................     16,493     6.19
                                                                                  --------
                                                                                    33,340
                                                                                  --------
   Obligations of other U. S. Government agencies and corporations, maturities:
      Within 1 year ...........................................................     11,369     6.36%
      From 1 to 5 years .......................................................     66,513     5.89
      From 5 to 10 years ......................................................        201     7.60
                                                                                  --------
                                                                                    78,083
                                                                                  --------
   Obligations of states and political subdivisions, maturities:
      Within 1 year ...........................................................      2,841     7.16%
      From 1 to 5 years .......................................................     17,263     6.78
      From 5 to 10 years ......................................................     13,170     6.71
      Over 10 years ...........................................................        306     8.02
                                                                                  --------
                                                                                    33,580
                                                                                  --------
              Total ...........................................................   $145,003
                                                                                  ========

INVESTMENT SECURITIES

As of December 31, 1998, there were no investment securities of any issuer, other than securities of the U. S. Government and U. S. Government agencies and corporations, exceeding 10% of stockholders' equity.

The weighted average yield is based on the amortized cost of the investment securities. The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5%.

DEPOSITS

The following tables show the average deposits and rates paid on such deposits for the years ended December 31, 1998, 1997 and 1996 and the composition of the certificates issued in denominations in excess of $100,000 as of December 31, 1998:

                                                         December 31,
                                      -------------------------------------------------
                                        1998    Rate      1997   Rate     1996    Rate
                                      -------------------------------------------------
Average noninterest-bearing deposit   $ 52,538  0.00%  $ 48,330  0.00%  $ 39,929  0.00%
Average interest-bearing demand ...     46,874  2.13
   deposits .......................                      43,262  2.19     37,310  2.20
Average savings deposits ..........    131,988  3.52    119,282  3.51    102,849  3.57
Average time deposits .............    262,111  5.65    250,241  5.66    234,825  5.65
                                      --------         --------         --------
                                      $493,511         $461,115         $414,913
                                      ========         ========         ========

Time certificates issued in amounts
   of $100,000 or more as of
   December 31, 1998 with .........    Amount    Rate
                                      ----------------
   maturity in:
   3 months or less ...............   $  4,776   4.91%
   3 through 6 months .............      5,609   4.59
   6 through 12 months ............     11,828   5.55
   Over 12 months .................     11,444   5.93
                                      --------
                                      $ 33,657
                                      ========

There were no deposits in foreign banking offices.

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average stockholders' equity and average assets for the years ended December 31, 1998, 1997 and 1996:

                                                          December 31,
                                                  ------------------------------
                                                   1998        1997        1996
                                                  ------------------------------

Return on assets ...........................       1.17%       1.24%       1.22%
Return on stockholders' equity .............      14.12       14.62       13.97
Dividend payout ratio ......................      23.52       21.69       22.62
Stockholders' equity to assets ratio .......       8.25        8.47        8.72

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 1998, 1997 and 1996:

                                               1998      1997       1996
                                              ---------------------------
                                                 (Amounts In Thousands)

Outstanding as of December 31 .............   $10,554   $ 9,008   $ 6,071
Weighted average interest rate at year end      4.40%     4.30%     4.31%
Maximum month-end balance .................    10,547    16,104     9,112
Average month-end balance .................     7,974     8,740     7,607
Weighted average interest rate for the year     5.23%     4.87%     4.29%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding month-end balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates during 1998, 1997 and 1996:

                                               1998       1997       1996
                                              -----------------------------

Outstanding as of December 31 .............   $75,732   $ 50,764   $ 25,795
Weighted average interest rate at year end      5.68%      6.42%      6.42%
Maximum month-end balance .................    85,764     50,764     30,826
Average month-end balance .................    75,262     43,026     28,914
Weighted average interest rate for the year     5.82%      6.47%      6.44%

PART I

Item 2.   Properties

The Company's office and the main bank of Hills Bank and Trust is located at 131 Main Street, Hills, Iowa. This is a brick building containing approximately 14,200 square feet, a portion of which was built in 1977 and remodeled in 1986. A two-story addition was completed in 1984.

The branch offices of Hills Bank and Trust are as follows:

1. Iowa City office located at 1401 South Gilbert Street is a one-story brick building containing approximately 15,400 square feet. The branch has five drive-up teller lanes and a drive-up 24-hour automatic teller machine. The Bank's trust department is located here. This building was constructed in 1982 and has been expanded several times, most recently in 1998.

2. Coralville office is a two-story building built in 1972 that contains approximately 16,700 square feet of space. This office is equipped with four drive-up teller lanes and one 24-hour automatic teller machine.

3. A 2,800 square foot branch bank in North Liberty, Iowa was opened for business in 1986 after substantial remodeling. That office is a full-service location including three drive-up teller lanes and a drive-up automatic teller machine.

4. The Bank leases an office at 132 East Washington Street in downtown Iowa City with approximately 2,500 square feet. The office has two 24-hour automatic teller machines and two private offices in addition to a tellers and customer service area. The lease expires in 2001, but the Bank has an option for an additional five years.

The main office of Hills Bank Lisbon is a two-story brick building in Lisbon, Iowa with approximately 3,000 square feet of banking retail space located on the first floor. The building was extensively remodeled in 1996 and has one drive-up lane and a walk-up 24-hour automatic teller machine. Hills Bank Lisbon constructed and opened its Mount Vernon office location in February 1998 with the completion of a full service, 4,200 square foot office, with four drive-up lanes and a drive-up automatic teller machine.

Hills Bank Kalona in Kalona is a 6,400 square foot building that contains a walk-up 24-hour automatic teller machine and one drive-up lane. This is an older building that has been remodeled a number of times including a major renovation in late 1998.

All of the above properties, with the exception of the East Washington Street branch, which is being leased, are owned by the Bank, free and clear of any mortgages or other encumbrances of any type.


Item 3.   Legal Proceedings

There are no material pending legal proceedings.

Neither the Company nor the Banks hold any properties which are the subject of hazardous waste clean up investigations.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 1998.


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

There is no established trading market for the Company's common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. A bid and ask price is quoted in an Iowa City local paper and the quotes are provided by a local broker. The Company's stock is not actively traded. As of December 31, 1998, the Company has 1,083 shareholders.

Based on the Company's stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:

                     Number                         High              Low
                    Of Shares      Number Of       Selling          Selling
      Year           Traded       Transactions      Price            Price
----------------- -----------    -------------    --------          --------
      1998           2,320             12          $ 58.00         $ 48.00
      1997           7,314             12            48.00           40.00
      1996           5,716             15            40.00           33.34

The Company paid aggregate annual cash dividends in 1998 and 1997 of $1,761,000 and $1,537,000, respectively, or $1.20 per share in 1998 and $1.05 per share in 1997. In January 1999, the Company declared and paid a dividend of $1.30 per share totaling $1,910,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Banks, and the future earnings, capital requirements and financial condition of the Company.

Item 6.   Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

                                         1998         1997         1996         1995         1994
                                       ------------------------------------------------------------
YEAR-END TOTALS
   Total assets ....................   $689,787     $603,102     $539,452     $484,607     $444,912
   Investment securities ...........    149,350      138,064      132,635      121,536      110,050
   Federal funds sold ..............     36,811        2,447        1,107       16,080        7,500
   Loans, net ......................    460,911      422,761      368,264      318,546      300,821
   Deposits ........................    534,151      479,770      450,061      392,257      372,838
   Federal Home Loan Bank notes ....     75,732       50,764       25,795       30,727       20,758
   Redeemable common stock .........      9,301        7,682        6,416        5,271        5,210
   Stockholders' equity ............     56,452       51,500       47,335       43,277       36,447

EARNINGS
   Interest income .................   $ 47,289     $ 42,743     $ 37,516     $ 33,978     $ 29,583
   Interest expense ................     25,254       22,502       19,951       18,468       14,834
   Provision for loan losses .......        916        1,048          754          722          641
   Other income ....................      5,811        5,938        3,868        3,438        3,311
   Other expenses ..................     16,438       15,500       12,057       10,975       10,640
   Applicable income taxes .........      3,006        2,545        2,478        1,994        1,845
   Net income ......................      7,486        7,086        6,144        5,257        4,934

PER SHARE Net income:
      Basic ........................   $   5.10     $   4.83     $   4.19     $   3.59     $   3.37
      Diluted ......................       5.02         4.78         4.15         3.57         3.36
   Cash dividends ..................       1.20         1.05         0.95         0.87         0.80
   Book value as of December 31 ....      38.42        35.08        32.30        29.57        24.91
   Increase (decrease) in book value
      due to:
      ESOP obligation and debt .....      (6.33)       (5.23)       (4.38)       (3.60)       (3.56)
      Unrealized gains (losses) on
        debt securities ............       0.81         0.33         0.46         0.20        (1.77)

SELECTED RATIOS
   Return on average assets ........       1.17%        1.24%        1.22%        1.14%        1.15%
   Return on average equity ........      14.12        14.62        13.97        13.32        13.62
   Net interest margin .............       3.81         3.93         3.86         3.74         3.85
   Average stockholders' equity to
      average total assets .........       8.25         8.47         8.72         8.58         8.47
   Dividend payout ratio ...........      23.52        21.69        22.62        24.12        23.83

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Special Note Regarding Forward Looking Statements

The discussion following contains certain forward-looking statements with respect to the financial condition, the results of operations and business of the Company. These statements involve certain risks and uncertainties which are often inherent in the ongoing operation of financial institutions such as the Company's subsidiary banks.

Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "target," "goal," "objective," "intend," "estimate," and similar expressions.

The risks involved in the operations and strategies of the Company include competition from other financial institutions, changes in interest rates, changes in economic or market conditions as well as events and trends affecting specific assets, the effect of credit quality and market perceptions of value on the fair values of financial instruments, regulatory factors, and unanticipated costs associated with Year 2000 compliance. These risks, which are not inclusive, cannot be accurately estimated.

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

All of these uncertainties, as well as others, are present in the operations and business of the Company, and stockholders are cautioned that the Company's actual results may differ materially from those included in the forward-looking statements.

Financial Position

Year End Amounts (In Thousands)       1998      1997      1996     1995       1994
                                    ------------------------------------------------
Loans, net of allowance for losses  $460,911  $422,761  $368,264  $318,546  $300,821
Investment securities ............   149,350   138,064   132,635   121,536   110,050
Deposits .........................   534,151   479,770   450,061   392,257   372,838
Federal Home Loan Bank notes .....    75,732    50,764    25,795    30,727    20,758
Stockholders' equity .............    56,452    51,500    47,335    43,277    36,447
Total assets .....................   689,787   603,102   539,452   484,607   444,912

In 1998, net loans increased $38.2 million, primarily in real estate mortgage loans, as demand remained high and rates continue to be attractive. The 1997 loan growth of $54.5 million was the highest in the Company's history.

Total assets increased 14.37% in 1998, compared to an increase of 11.80% in 1997. The growth in assets in 1998 and 1997 was primarily attributable to strong loan demand real estate mortgage loans.

Deposits increased 11.33% in 1998 compared to an increase of 6.60% in 1997, reflecting good economic conditions. Federal Home Loan Bank note borrowings in 1998 and in 1997 increased by a net $25.0 million each year and the advances were used to fund the loan growth.

Components of Diluted Earnings Per Share

                                                  1998     1997     1996
                                                 ------------------------

Net interest income ..........................   $14.78  $ 13.64  $ 11.87
Provision for loan losses ....................    (0.61)   (0.71)   (0.51)
Noninterest income ...........................     3.90     4.00     2.61
Noninterest expense ..........................   (11.03)  (10.44)   (8.14)
                                                 ------------------------
              Income before income taxes .....     7.04     6.49     5.83
Income tax expense ...........................    (2.02)   (1.71)   (1.68)
                                                 ------------------------
              Net income .....................   $ 5.02  $  4.78  $  4.15
                                                 ========================

In 1998, the increase in net income was due primarily to increased net interest income, primarily resulting from a large increase in earning assets. The 1998 increase in noninterest income, when excluding gains on sale of investment securities and student loans, totaled $967,000.

Higher net income per share in 1997 resulted from increases in net interest income and noninterest income, but was partially offset by higher noninterest expense. Both noninterest income and noninterest expense for 1997 included the recognition of a $1,054,000 gain on the contribution of a marketable equity security to Hills Bancorporation Foundation, a private charitable foundation. As a result of the stock contribution, Hills Bancorporation received an income tax benefit of approximately $340,000, which reduced income tax expense. In recent years, the Company has benefited from low provisions for loan losses, a result of a strong local economy and a loan portfolio that is concentrated in well secured real estate loans.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The measure is shown on a tax-equivalent basis to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 1998 as follows:

                                                INTEREST INCOME
                                -----------------------------------------------
                                                         Increase (Decrease)
                                Change In Change In  --------------------------
                                  Average   Average   Volume     Rate      Net
                                 Balance     Rate    Change   Changes   Changes
                                -----------------------------------------------
                                              (Amounts In Thousands)

Loans, net ....................  $ 40,285   (0.07)  $ 3,505   $  (280)  $ 3,225
Taxable securities ............       557    0.03        32        31        63
Nontaxable securities .........     4,938   (0.23)      330       (63)      267
Federal funds sold ............    20,247   (0.02)    1,052        (1)    1,051
                                 ----------------------------------------------
                                 $ 66,027           $ 4,919   $  (313)  $ 4,606
                                 ========           ===========================

                                                 INTEREST EXPENSE
                                 ----------------------------------------------

Interest-bearing demand deposits $  3,612   (0.06)  $    75   $   (27)  $    48
Savings deposits ...............   12,706    0.01       453        12       465
Time deposits ..................   11,870   (0.01)      676       (25)      651
Securities sold under agreements
  to repurchase ................     (766)   0.36       (39)       30        (9)
FHLB borrowings ................   32,236   (0.65)    1,901      (304)    1,597
                                 --------           ---------------------------
                                 $ 59,658           $ 3,066   $  (314)  $ 2,752
                                 ========           ===========================
Change in net interest income ..                    $ 1,853   $     1   $ 1,854
                                                    ===========================

A summary of the net interest spread and margin is as follows:

        (Tax Equivalent Basis)                             1998    1997    1996
--------------------------------------------------------------------------------

Yield on average interest-earning assets ...........       8.00%   8.12%   8.05%
Rate on average interest-bearing liabilities .......       4.82    4.84    4.85
                                                           ---------------------
Net interest spread ................................       3.18    3.28    3.20
Effect of noninterest-bearing funds ................       0.63    0.65    0.66
                                                           ---------------------
Net interest margin (tax equivalent interest income
   divided by average interest-earning assets) .....       3.81%   3.93%   3.86%
                                                           =====================

Loan Losses

The provision for loan losses was $916,000, $1,048,000 and $754,000 for 1998, 1997 and 1996, respectively. Charge-offs, net of recoveries were $70,000 for 1998, $349,000 for 1997 and $533,000 for 1996.

The allowance for loan losses totaled $8,856,000 at December 31, 1998 compared to $8,010,000 at December 31, 1997. The percentage of the allowance to outstanding loans was 1.89% and 1.86% at December 31, 1998 and 1997, respectively. Agricultural loans totaled $32,318,000 at December 31, 1998. Management has assessed the risks for agricultural loans higher than the other loans due to unpredictable commodity prices, the effects of weather on crops, and uncertainties regarding government support programs. Therefore, the allowance for loan losses includes general and specific reserves for these loans.

The economy remains strong in the Banks' trade areas of Johnson, Washington and Linn Counties, Iowa. Unemployment remains quite low in the Bank's trade territory and, for the most part, area businesses have maintained stable employment levels. The allowance for loan losses is an estimate by the Banks to reserve for loan losses based upon management's evaluation of the total loan portfolio and current economic conditions. There are no known trends or uncertainties that are reasonably likely to have a material effect on the allowance for loan losses in the near-term.

Other Income

Dollars Per Share, Based on Weighted
Average Diluted Shares Outstanding                 1998     1997     1996
--------------------------------------------------------------------------

Real estate origination fees ..................   $ 0.54   $ 0.26   $ 0.22
Trust fees ....................................     1.17     0.92     0.61
Deposit account charges and fees ..............     1.23     1.28     1.11
Other fees and charges ........................     0.96     0.81     0.71
Other (sale of portfolio) .....................      - -     0.10      - -
Investment securities gains (losses) ..........      - -     0.63    (0.04)
                                                  ------------------------
                                                  $ 3.90   $ 4.00   $ 2.61
                                                  ========================

Total other income increased $2,070,000 or 53.5% in 1997, including net gains on sale of investment securities of $940,000, which included a $1,054,000 gain on the sale of a marketable equity security. Additional increases were $455,000 in trust fees, $248,000 in deposit account charges and fees, $153,000 in other fees and charges and $154,000 gain on the sale of the student loan portfolio of approximately $8 million. Trust fees increased in 1997 and 1996 because of new accounts and balances under management. There were $940,000 in investment securities gains in 1997 following losses of $57,000 in 1996.

In 1998, total other income increased $967,000 on a comparable basis to 1997 after adjusting for investment securities gain in 1997 of $940,000 and $154,000 gain on the sale of student loan portfolio. Due to the lower interest rate environment in 1998, loan origination fees increased $412,000 over the 1997 amount of $387,000. In addition, trust fees increased $380,000 due to new accounts and higher balances under management.

Other Expenses

Dollars Per Share, Based on Weighted
Average Diluted Shares Outstanding                       1998     1997     1996
--------------------------------------------------------------------------------

Salaries and employees benefits .....................   $ 5.75   $ 4.79   $ 4.15
Occupancy ...........................................     0.76     0.68     0.60
Furniture and equipment .............................     1.13     0.96     0.75
Office supplies and postage .........................     0.79     0.60     0.55
Contributions .......................................     0.03     0.75     0.06
Other ...............................................     2.57     2.66     2.03
                                                        ------------------------
                                                        $11.03   $10.44   $ 8.14
                                                        ========================

Salaries and benefits increased $1,457,000 in 1998 compared to 1997. The Banks have continued to add positions in the retail sector of the Banks, including the Trust Department, as a result of increased business. At the end of 1998, full time equivalent employees totaled 253, an increase of 30 since December 31, 1997. Included in the 1998 increase are new personnel located at the Mount Vernon office of Hills Bank Lisbon, which opened in February 1998. Occupancy and furniture and equipment expenses increased $378,000 in 1998, or 15.45% over 1997 due to depreciation on the new office in Mount Vernon, a new computer hardware and software system installed in the first quarter of 1998, and expenses related to the Year 2000 computer changes which totaled approximately $88,000.

Total other expenses increased $938,000 or 6.05% in 1998 following increases of 28.60% for 1997 and 9.86% for 1996. Contributions for 1997 includes the $1,054,000 contribution to the Hills Bancorporation Foundation. Salaries and employee benefits increased $981,000 in 1997 due to a full year of salaries for personnel at the two banks acquired during 1996 and the number of full-time equivalent employees increasing by 23 from December 31, 1996. In 1996 an increase of $645,000 in salaries and employee benefits was partially offset by a decrease of $416,000 in FDIC insurance after the first full year in which the lower FDIC insurance rates became effective. Salaries increased $487,000 in 1996, due partly to an increase of 28 full-time equivalent employees, primarily attributable to additional positions added at the acquired banks. The increase in employees occurred in early July and late September 1996. Medical insurance has had only modest increases in the past three years. Occupancy expense and furniture and equipment expense increased by $438,000 in 1997 due to this being the first full year of operations for the banks acquired in 1996 and the acquisition of new data processing equipment.

Income Taxes

Income tax expense was $3,006,000, $2,545,000 and $2,478,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The corresponding percentage of tax expense compared to income before income taxes is 28.65% in 1998, 26.40% in 1997 and 28.70% in 1996. Income tax expense for 1997 was 26.4% of pretax income, compared to an average of 28.6% for other years, due to contributions.

Impact of Recently Issued Accounting Standards

During 1998 and for the next few years, new accounting pronouncements that have been issued will take effect and others are expected. These are summarized below.

Statement No. 130, which was adopted in 1998, requires "other comprehensive income" and "comprehensive income" to be displayed along with net income. Other comprehensive income includes changes in unrealized gains and losses on available for sale securities, the offset of some pension liabilities currently recorded as reductions in equity, foreign currency translation, and in the future will also include deferred hedging gains and losses. Comprehensive income is net income plus other comprehensive income.

Statement No. 131 for public companies redefines segment reporting to follow how each company's chief operating decision maker gets information about business segments to make operating decisions. Since the Company does business in one segment, this standard had no effect on the Company's financial statements.

Statement No. 132 increases and revises pension plan disclosures for public companies, and simplifies such disclosures for nonpublic companies. This statement had no effect on the Company's financial statements in 1998.

Statement No. 133 on derivatives will, in 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value run through income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item.

Statement No. 134 on mortgage banking will, in 1999, allow mortgage loans that are securitized to be classified as trading, available for sale, or in certain circumstances held to maturity. Currently these must be classified as trading.

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 1998, the Company's interest rate sensitivity report is as follows (in thousands):

                        Repricing                    Days
                        Maturities  ----------------------------------------- More Than
                       Immediately    2-30      31-90      91-180     181-365  One Year     Total
                       ----------------------------------------------------------------------------
Earning assets:
   Federal funds sold    $ 36,811   $    - -   $    - -   $    - -   $    - -   $    - -   $ 36,811
   Investment
      securities .....        - -      2,295      5,600      9,590     13,249    118,616    149,350
   Loans .............        - -     43,409     24,218     31,101     53,463    317,576    469,767
                         --------------------------------------------------------------------------
        Total earning
           assets ....     36,811     45,704     29,818     40,691     66,712    436,192    655,928
                         --------------------------------------------------------------------------
Sources of funds:
   Interest-bearing
      checking and
      savings accounts     66,708        - -        - -        - -        - -    130,765    197,473
   Certificates of
      deposit ........        - -     15,106     16,033     24,034     94,555    118,850    268,578
   Other borrowings -
      FHLB ...........        - -        - -        - -      7,000     15,000     53,732     75,732
   Repurchase
      agreements .....     10,554        - -        - -        - -        - -        - -     10,554
                         --------------------------------------------------------------------------
                           77,262     15,106     16,033     31,034    109,555    303,347    552,337
   Other sources,
      primarily
      noninterest-
      bearing ........        - -        - -        - -        - -        - -    103,591    103,591
                         --------------------------------------------------------------------------
        Total sources      77,262     15,106     16,033     31,034    109,555    406,938    655,928
                         --------------------------------------------------------------------------
   Repricing
      differences ....   $(40,451)  $ 30,598   $ 13,785   $  9,657   $(42,843)  $ 29,254   $    - -
                         ==========================================================================


A portion of the interest-bearing checking, savings, and money market accounts has been included in the above table as maturing immediately based upon management's estimate using a financial model and the rest of these deposits are shown as more than one year. The classifications are used because the Banks' historical data indicates that these have been very stable deposits without much interest rate fluctuation. Historically, these accounts would not need to be adjusted upward as quickly in a period of rate increases so the interest risk exposure would be less than the repricing schedule indicates.

Inflation

Inflation has an impact on the growth of total assets and has resulted in the need to increase equity capital to maintain an appropriate equity to asset ratio. The results of operations have been affected by inflation, but the effect has been minimal.

Liquidity and Capital Resources

On an unconsolidated basis, Hills Bancorporation (the holding company) had cash balances of $698,000 as of December 31, 1998. In 1998, the holding company received dividends of $2,762,000 from its subsidiary banks and used those funds to make a $1,000,000 capital contribution to a subsidiary bank and to pay dividends to its stockholders of $1,761,000.

As of December 31, 1998 and 1997, stockholders' equity before deducting for the maximum cash obligation related to ESOP was $65,753,000 and $59,182,000, respectively. This measure of equity as a percent of total assets was 9.53% at December 31, 1998 and 9.81% at December 31, 1997. These ratios are comparable with the Company's peers. As of December 31, 1998, total equity was 8.18% of assets compared to 8.54% of assets at the prior year end. The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of the subsidiaries banks, which affects the Banks' dividends to the Company. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary banks, certain of their retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company total approximately $3,632,000 as of December 31, 1998.

The Company and the Banks are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 and the Banks are subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements which member banks must maintain.

As of December 31, 1998, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders' equity, noncumulative perpetual preferred stock, and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighing the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

A comparison of the Company's capital as of December 31, 1998 with minimum requirements is presented below:

                                                                      Minimum
                                                         Actual     Requirements
                                                         -----------------------

Tier I Risk-Based Capital ........................        13.87%          4%
Total Risk-Based Capital .........................        15.13           8
Leverage Ratio ...................................         9.15           3

Each of the Banks is classified as "well capitalized" by FDIC capital guidelines.

On a consolidated basis, 1998 cash flows from operations provided $8,693,000, net increases in deposits provided $54,381,000 and Federal Home Loan Bank borrowings provided $24,968,000. These cash flows were invested in net loans of $39,066,000, net securities of $10,473,000 and net federal funds sold of
$34,364,000.  In  addition,   $3,081,000  was  used  to  purchase  property  and
equipment.

At December 31, 1998, the Company had total outstanding loan commitments of $93,920,000. Management believes that its liquidity levels are appropriate and that it has borrowing capacity from the Federal Home Loan Bank and other sources.

Commitments and Trends

The Company has no material commitments or plans which will materially affect its liquidity or capital resources. Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

Year 2000

The Year 2000 poses an important business issue regarding how existing application software programs and operating systems can accommodate this date value. Many computer programs that can only distinguish the final two digits of the year entered are expected to read entries for the Year 2000 as the Year 1900. Like most financial service providers, the Company may be significantly affected by the Year 2000 issue due to the nature of financial information. Software, hardware and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces are likely to be affected. If computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations that rely on the data field information, such as interest, payment or due dates and other operating functions, may generate results that could be significantly misstated, and the Company could experience a temporary inability to process transactions and engage in normal business activities.

All of the significant computer programs of the Company that could be affected by this issue are provided by major third-party vendors. In 1998, the Company completed the replacement/upgrading of most of its computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to its customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. The third-party vendors have advised the Company that all such computer systems and programs either are or shortly will be Year 2000 compliant. The Company completed off-site testing of its major applications in 1998.

The total cost of the Year 2000 project in 1998 was approximately $1,180,000 for capitalized hardware and software and an additional $88,000 in expenses charged to earnings in 1998. Management estimates the cost of the remediation effort to make the Company's systems Year 2000 ready will be approximately $40,000 to be charged to expense in 1999 and $105,000 to be capitalized in 1999. In addition, it is estimated that 2,000 man hours will be incurred by Company personnel related to Year 2000 issues at an approximate cost of $40,000. Such costs will be charged to expense as they are incurred.

The Company is developing a Year 2000 contingency plan that addresses, among other issues, critical operations and potential failures thereof, and strategies for business continuation. The contingency plan includes back up power sources, off-site processing of data and a detailed listing of responsibilities among various employees of their contingency plan duties. The plan is expected to be finalized during the third quarter of 1999.

The Company could incur losses if loan payments are delayed due to Year 2000 problems affecting significant borrowers. The Company is communicating with such parties to assess their progress is evaluating and implementing any corrective measures required by them to be Year 2000 ready. To date, the Company has been advised by such parties that they have plans in place to address and correct the issues associated with the Year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation. As part of the current credit approval process, new and renewed loans are evaluated as to the borrower's Year 2000 readiness. Management does not anticipate significant loan losses related to this issue.

Although management believes the Company's computer systems and service providers will be Year 2000 ready, there can be no assurance that these systems, or those systems of other companies on which the Company's systems rely, will be fully functional in the Year 2000. Such failure could have a significant adverse impact on the financial condition and results of operations of the Company. In addition, there could be a material effect to the financial statements if there are significant interruptions in basic services, such as the electric power grid, telephone services or the banking system. These risks cannot be estimated.


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

                         1999       2000     2001      2002      2003  Thereafter   Total  Fair Value
                       ------------------------------------------------------------------------------
Assets:
   Loans, fixed:
      Balance          $ 90,317  $ 42,903  $ 53,879  $ 33,238  $ 64,662  $ 23,579  $308,578  $316,248
      Average
        interest rate      8.18      8.32      8.27      8.39      7.85      7.09      8.08

   Loans, variable:
      Balance          $ 22,212  $  1,819  $  1,587  $  2,763  $  1,521  $131,287  $161,189  $161,189
      Average
        interest rate      9.39      9.06      9.11      8.72      8.84      8.02      8.25

   Investments (1):
      Balance          $ 67,277  $ 32,893  $ 45,521  $ 11,282  $  9,870  $ 19,318  $186,161  $186,733
      Average
        interest rate      5.86      6.20      5.97      6.24      6.39      6.75      6.09

Liabilities:
   Liquid
      deposits (2):
      Balance          $197,473  $    - -  $    - -  $    - -  $    - -  $    - -  $197,473  $197,473
      Average
        interest rate      2.94       - -       - -       - -       - -       - -      2.94

   Deposits,
      certificates:
      Balance          $149,728  $ 86,470  $ 15,537  $  6,976  $  9,867  $    - -   $268,578  $271,231
      Average
        interest rate      5.44      5.71      5.62      5.70      5.75       - -       5.56

(1) Includes all available-for-sale investments, held-to-maturity investments, and federal funds.
(2) Includes passbook accounts, NOW accounts, Super NOW accounts, and money market funds.

Item 8.   Financial Statements and Supplementary Data

The financial statements are included on Pages 34 through 62. The Company does not meet the requirements of Item 302 of Regulation S-K to include the supplementary financial information required by that item.

                          Independent Auditor's Report



To the Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

                                         /s/ McGladrey & Pullen, LLP

Iowa City, Iowa
February 3, 1999

Hills Bancorporation


Consolidated Balance Sheets
December 31, 1998 and 1997
(In Thousands, Except Shares)

ASSETS                                                                                         1998      1997
---------------------------------------------------------------------------------------------------------------

Cash and due from banks (Note 9) ..........................................................  $ 16,427  $ 15,508
Investment securities (Note 2):
   Available for sale (amortized cost 1998 $121,954; 1997 $108,718) .......................   123,835   109,486
   Held to maturity (fair value 1998 $21,740; 1997 $24,230) ...............................    21,168    23,840
   Stock of Federal Home Loan Bank ........................................................     4,347     4,738
Federal funds sold ........................................................................    36,811     2,447
Loans, net (Notes 3 and 10) ...............................................................   460,911   422,761
Property and equipment, net (Note 4) ......................................................    11,193     9,437
Accrued interest receivable ...............................................................     5,885     5,441
Deferred income taxes, net (Note 8) .......................................................     1,838     1,859
Other assets ..............................................................................     7,372     7,585
                                                                                             ------------------
                                                                                             $689,787  $603,102
                                                                                             ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------

Liabilities
   Noninterest-bearing deposits ...........................................................  $ 68,100  $ 52,174
   Interest-bearing deposits (Note 5) .....................................................   466,051   427,596
                                                                                             ------------------
              Total deposits ..............................................................   534,151   479,770
   Securities sold under agreements to repurchase .........................................    10,554     9,008
   Federal Home Loan Bank notes (Note 6) ..................................................    75,732    50,764
   Accrued interest payable ...............................................................     2,048     2,060
   Other liabilities ......................................................................     1,549     2,318
                                                                                             ------------------
                                                                                              624,034   543,920
                                                                                             ------------------
Commitments and Contingencies (Notes 7 and 13)

Redeemable Common Stock Held By Employee Stock
   Ownership Plan (ESOP) (Note 7) .........................................................     9,301     7,682
                                                                                             ------------------

Stockholders' Equity (Note 9)
   Capital stock, no par value; authorized 10,000,000 shares;
      issued 1998 1,469,443 shares; 1997 1,467,754 shares .................................     9,140     9,070
   Retained earnings ......................................................................    55,428    49,627
   Accumulated other comprehensive income, unrealized gains
      on  debt securities, net ............................................................     1,185       485
                                                                                             ------------------
                                                                                               65,753    59,182
   Less maximum cash obligation related to ESOP shares (Note 7)                                 9,301     7,682
                                                                                             ------------------
                                                                                               56,452    51,500
                                                                                             ------------------
                                                                                             $689,787  $603,102
                                                                                             ==================

See Notes to Financial Statements.

Hills Bancorporation


Consolidated Statements of Income
Years Ended December 31, 1998, 1997 and 1996
(In Thousands, Except Per Share Amounts)

                                                                     1998      1997       1996
------------------------------------------------------------------------------------------------
   Interest and fees on loans ...................................  $ 37,854  $ 34,598   $ 29,724
   Interest on investment securities:
      Taxable ...................................................     6,832     6,769      6,190
      Nontaxable ................................................     1,394     1,218      1,117
   Interest on federal funds sold ...............................     1,209       158        485
                                                                   -----------------------------
              Total interest income .............................    47,289    42,743     37,516
                                                                   ------------------------------
Interest expense:
   Interest on deposits .........................................    20,458    19,294     17,762
   Interest on securities sold under agreements to repurchase ...       417       426        326
   Interest on FHLB borrowings ..................................     4,379     2,782      1,863
                                                                   -----------------------------
              Total interest expense ............................    25,254    22,502     19,951
                                                                   -----------------------------
              Net interest income ...............................    22,035    20,241     17,565
Provision for loan losses (Note 3) ..............................       916     1,048        754
                                                                   -----------------------------

              Net interest income after provision for loan losses    21,119    19,193     16,811
                                                                   -----------------------------
Other income:
   Loan origination fees ........................................       799       387        324
   Trust fees ...................................................     1,743     1,363        908
   Deposit account charges and fees .............................     1,828     1,893      1,645
   Other fees and charges .......................................     1,441     1,201      1,048
   Net gains (losses) on sale of  investment securities (Note 2)        - -       940       (57)
   Other ........................................................       - -       154       - -
                                                                   ----------------------------
                                                                      5,811     5,938     3,868
                                                                   ----------------------------
Other expenses:
   Salaries and employee benefits ...............................     8,575     7,118     6,137
   Occupancy ....................................................     1,137     1,017       891
   Furniture and equipment ......................................     1,687     1,429     1,117
   Office supplies and postage ..................................     1,178       889       819
   Contributions ................................................        39     1,118        88
   Other ........................................................     3,822     3,929     3,005
                                                                   ----------------------------
                                                                     16,438    15,500    12,057
                                                                   ----------------------------
              Income before income taxes ........................    10,492     9,631     8,622
Federal and state income taxes (Note 8) .........................     3,006     2,545     2,478
                                                                   ----------------------------
              Net income ........................................  $  7,486  $  7,086  $  6,144
                                                                   ============================

Earnings per share:
   Basic ........................................................  $   5.10  $   4.83  $   4.19
   Diluted ......................................................      5.02      4.78      4.15

See Notes to Financial Statements.

Hills Bancorporation


Consolidated Statements of comprehensive income
Years Ended December 31, 1998, 1997 and 1996
(In Thousands)

                                                                        1998      1997     1996
------------------------------------------------------------------------------------------------

Net income ........................................................... $ 7,486  $ 7,086  $ 6,144
                                                                       -------------------------

Other comprehensive income, net of income taxes:
   Unrealized holding gains arising during the year,
      net of income taxes 1998 $413; 1997 $202; 1996 $173 ............     700      464      340
   Reclassification adjustments for net (gains) losses realized in net
      income, net of income taxes 1998 none; 1997 $(285); 1996 $19 ...     - -     (655)      38
                                                                       -------------------------
              Other comprehensive income (loss) ......................     700     (191)     378
                                                                       -------------------------

              Comprehensive income ................................... $ 8,186  $ 6,895  $ 6,522
                                                                       =========================

See Notes to Financial Statements.

Hills Bancorporation


Consolidated Statements of
stockholders' equity (Notes 7 and 9)
Years Ended December 31, 1998, 1997 and
1996
(In Thousands, Except Share Amounts)

                                                                            Less
                                                                           Maximum
                                                           Accumulated       Cash
                                                              Other       Obligation
                                      Capital   Retained  Comprehensive     To ESOP
                                       Stock    Earnings      Income        Shares     Total
---------------------------------------------------------------------------------------------
Balance, December 31, 1995 ........   $ 8,925    $39,325   $   298         $(5,271)   $43,277
   Issuance of 1,936 shares of
      common stock ................        77        - -       - -             - -         77
   Redemption of 156 shares
      of common stock .............        (5)       - -       - -             - -         (5)
   Change related to ESOP shares ..       - -        - -       - -          (1,145)    (1,145)
   Net income .....................       - -      6,144       - -             - -      6,144
   Cash dividends ($.95 per share)        - -     (1,391)      - -             - -     (1,391)
   Other comprehensive income .....       - -        - -       378             - -        378
                                      -------------------------------------------------------
Balance, December 31, 1996 ........     8,997     44,078       676          (6,416)    47,335
   Issuance of 2,993 shares of
      common stock ................        97        - -       - -             - -         97
   Redemption of 623 shares
      of common stock .............       (24)       - -       - -             - -        (24)
   Change related to ESOP shares ..       - -        - -       - -          (1,266)    (1,266)
   Net income .....................       - -      7,086       - -             - -      7,086
   Cash dividends ($1.05 per share)       - -     (1,537)      - -             - -     (1,537)
   Other comprehensive income .....       - -        - -      (191)            - -       (191)
                                      -------------------------------------------------------
Balance, December 31, 1997 ........     9,070     49,627       485          (7,682)    51,500
   Issuance of 1,931 shares of
      common stock ................        78        - -       - -             - -         78
   Redemption of 242 shares
      of common stock .............        (8)       - -       - -             - -         (8)
   Change related to ESOP shares ..       - -        - -       - -          (1,619)    (1,619)
   Net income .....................       - -      7,486       - -             - -      7,486
   Income tax benefit related to
      stock based compensation ....       - -         76       - -             - -         76
   Cash dividends ($1.20 per share)       - -     (1,761)      - -             - -     (1,761)
   Other comprehensive income .....       - -        - -       700             - -        700
                                      -------------------------------------------------------
Balance, December 31, 1998 ........   $ 9,140    $55,428   $ 1,185         $(9,301)   $56,452
                                      =======================================================

See Notes to Financial Statements.

Hills Bancorporation


Consolidated Statements of Cash Flows
Years Ended December 31, 1998, 1997 and 1996
(In Thousands)

                                                                                    1998       1997       1996
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income ..................................................................  $  7,486   $  7,086   $  6,144
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation .............................................................     1,325      1,143        884
      Amortization .............................................................       261        261        133
      Provision for loan losses ................................................       916      1,048        754
      Net (gains) losses on disposition of investment securities ...............      (940)        57
      Compensation paid by issuance of common stock ............................        70         73         72
      Contribution of investment securities ....................................     1,054
      Deferred income taxes ....................................................       (15)      (417)       (77)
      (Increase) in accrued interest receivable ................................      (444)      (557)      (121)
      Amortization of bond discount ............................................       300        378        454
      (Increase) decrease in other assets ......................................      (425)       (88)     1,589
      Increase (decrease) in accrued interest and other liabilities ............      (781)       603        505
                                                                                  ------------------------------
              Net cash provided by operating activities ........................     8,693      9,644     10,394
                                                                                  ------------------------------

Cash Flows from  Investing  Activities  Proceeds  from  maturities of investment securities:
      Available for sale .......................................................    27,300     21,292     22,353
      Held to maturity .........................................................     2,607      2,590      4,069
   Proceeds from sales of available-for-sale securities ........................       - -     16,411     10,988
   Purchases of investment securities:
      Available for sale .......................................................   (40,380)   (42,083)   (37,026)
      Held to maturity .........................................................       - -     (4,404)    (4,784)
   Federal funds sold, net .....................................................   (34,364)    (1,340)    26,421
   Loans made to customers, net of collections .................................   (39,066)   (55,545)   (29,807)
   Purchases of property and equipment .........................................    (3,081)    (2,171)      (859)
   Purchase of subsidiary banks, net of cash acquired (Note 14) ................       - -        - -     (7,163)
                                                                                  ------------------------------
              Net cash (used in) investing activities ..........................   (86,984)   (65,250)   (15,808)
                                                                                  ------------------------------

Cash Flows from Financing Activities
   Net increase in deposits ....................................................    54,381     29,709     18,938
   Net increase (decrease) in securities sold under agreements
      to repurchase ............................................................     1,546      2,937     (3,948)
   Borrowings from FHLB ........................................................    40,000     30,000        - -
   Payments on FHLB notes ......................................................   (15,032)    (5,031)    (5,032)
   Income tax benefits related to stock based compensation .....................        76
   Dividends paid ..............................................................    (1,761)    (1,537)    (1,391)
                                                                                  ------------------------------
              Net cash provided by financing activities ........................    79,210     56,078      8,567
                                                                                  ------------------------------

              Increase in cash and due from banks ..............................  $    919    $   472   $  3,153

Cash and due from banks:
   Beginning ...................................................................    15,508     15,036     11,883
                                                                                  ------------------------------
   Ending ......................................................................  $ 16,427   $ 15,508   $ 15,036
                                                                                  ==============================

Supplemental Disclosures
   Cash payments for:
      Interest paid to depositors and others ...................................  $ 20,470   $ 19,186   $ 17,848
      Interest paid on other obligations .......................................     4,796      3,208      2,189
      Income taxes .............................................................     3,544      2,942      2,565

   Noncash financing transactions:
      Increase in maximum cash obligation related to
        ESOP shares ............................................................     1,619      1,266      1,145
      Available-for-sale investment securities transferred
        as a charitable contribution ...........................................       - -      1,054        - -

      Purchase business acquisitions (Note 14)

See Notes to Financial Statements.

Hills Bancorporation

Notes to Financial Statements
--------------------------------------------------------------------------------



Note 1.  Nature of Activities and Significant Accounting Policies

Nature of activities: Hills Bancorporation (the "Company") is a multibank holding company engaged in the business of banking. The Company's three wholly-owned subsidiary commercial banks are Hills Bank and Trust Company, Hills, Iowa, Hills Bank, Lisbon, Iowa, and Hills Bank Kalona, Kalona, Iowa. The Banks are all full-service commercial banks extending their services to individuals, businesses, governmental units, and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, and Kalona, Iowa.

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

Certain significant estimates: The allowance for loan losses, fair values of securities and other financial instruments, and stock-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 1998 may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Available-for-sale securities consist of debt securities and marketable equity securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. There were no trading securities as of December 31, 1998 and 1997.

Stock of the Federal Home Loan Bank is carried at cost.

Premiums and discounts on debt securities are amortized over the contractual lives of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Realized gains and losses on investment securities are included in income, determined on the basis of the cost of the specific securities sold.

Loans: Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectability of principal is unlikely. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and is reduced by net charge-offs. The Banks make continuous reviews of the loan portfolio and considers current economic conditions, historical loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance.

Loans are considered impaired when, based on current information and events, it is probable the Banks will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Interest income on impaired loans is recognized on the cash basis.

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

Intangible assets: Intangible assets consist principally of goodwill which represents the excess of cost over fair value of net assets acquired in business combinations of two banks in 1996 accounted for under the purchase method. Goodwill is amortized on a straight-line basis over the estimated period to be benefited, 15 years. The carrying value of goodwill is reviewed periodically for impairment. Goodwill totaled $3,282,000 and $3,543,000, net of accumulated amortization of $615,000 and $354,000 as of December 31, 1998 and 1997 and is included in other assets.

Stock options: Compensation expense for stock issued through stock option and award plans is accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation is measured as the difference between the estimated fair value of the stock at the date of award less the amount required to be paid for the stock. The difference, if any, is charged to expense over the periods of service.

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

Following is a reconciliation of the denominator:

                                                   Year Ended December 31,
                                               ---------------------------------
                                                 1998        1997        1996
                                               ---------------------------------

Weighted average number of shares ..........   1,467,772   1,465,914   1,465,384
Potential number of dilutive shares ........      22,702      18,040      13,968
                                               ---------------------------------
Total shares to compute diluted earnings
  per share ................................   1,490,474   1,483,954   1,479,352
                                               =================================

There are no potentially dilutive securities that have not been included in the determination of diluted shares.

Statement of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Banks, deposits and federal funds purchased and sold are reported net.

Recently issued accounting standards: SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise:
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has adopted this accounting standard for the year ended December 31, 1998 and retroactively presented prior year statements of comprehensive income.

Other recently issued accounting standards are not expected to materially affect the Company's financial statements.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

   Off-balance sheet instruments: Fair values for outstanding letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the outstanding letters of credit is not believed to be significant at December 31, 1998. Unfunded loan commitments are not valued since the loans are generally priced at market at the time of funding.

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

Note 2.  Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

                                                  Gross      Gross
                                     Amortized Unrealized  Unrealized    Fair
                                        Cost      Gains      Losses      Value
                                     ------------------------------------------
                                               (Amounts In Thousands)
December 31, 1998:
   U. S. Treasury .................   $ 32,804   $    536   $    - -   $ 33,340
   U. S. Government agencies and
      corporations ................     76,882      1,206         (5)    78,083
   State and political subdivisions     12,268        168        (24)    12,412
                                      -----------------------------------------
              Total ...............   $121,954   $  1,910   $    (29)  $123,835
                                      =========================================

December 31, 1997:
   U. S. Treasury .................   $ 39,858   $    331   $    - -   $ 40,189
   U. S. Government agencies and
      corporations ................     65,054        404        (13)    65,445
   State and political subdivisions      3,806         46        - -      3,852
                                      -----------------------------------------
              Total ...............   $108,718   $    781   $    (13)  $109,486
                                      =========================================

The amortized cost and fair value of debt securities held to maturity are as follows:


                                         Amortized Unrealized Unrealized  Fair
                                           Cost      Gains      Losses    Value
                                         ---------------------------------------
                                                 (Amounts In Thousands)
December 31, 1998:
   States and political subdivisions ..  $ 21,168  $   574     $   (2)  $ 21,740
                                         =======================================

December 31, 1997:
   States and political subdivisions ..  $ 23,840  $   405     $   (15) $ 24,230
                                         =======================================

The contractual maturity distribution of investment securities as of December 31, 1998 is summarized as follows:

                                     Available For Sale   Held to Maturity
                                     --------------------------------------
                                     Amortized    Fair     Fair   Amortized
                                        Cost      Value    Value     Cost
                                     --------------------------------------
                                             (Amounts In Thousands)

Due in one year or less .............. $ 28,117 $ 28,337 $  2,720 $  2,732
Due after one year through five years    85,759   87,318   12,951   13,288
Due after five years through ten years    7,878    7,977    5,393    5,607
Due over ten years ...................      200      203      104      113
                                       -----------------------------------
              Total .................. $121,954 $123,835 $ 21,168 $ 21,740
                                       ===================================

As of December 31, 1998, investment securities with a carrying value of $34,928 were pledged to collateralize public and trust deposits, short-term borrowings, and for other purposes, as required or permitted by law.

For the years ended December 31, 1998, 1997 and 1996, net gains or losses from the sale of investment securities were as follows:

                                                    Year Ended December 31,
                                                 ----------------------------
                                                   1998      1997       1996
                                                 ----------------------------
                                                     (Amounts In Thousands)

Gross gains ...............................      $    - -   $1,059   $    - -
Gross (losses) ............................           - -     (119)       (57)
                                                 ----------------------------
              Net gains (losses) ..........      $    - -   $  940   $    (57)
                                                 ============================

Included in 1997 gains was the contribution of a marketable equity security to a private charitable foundation organized by the Company, upon which a gain of $1,054,000 was recognized. The marketable equity security was an investment in a development stage company that later went public in 1996.


Note 3.  Loans

The composition of loans is as follows:

                                                        December 31,
                                                  ----------------------
                                                      1998        1997
                                                  ----------------------
                                                  (Amounts In Thousands)

Agricultural ....................................   $ 32,318   $ 27,636
Commercial and financial ........................     39,438     33,616
Real estate:
   Construction .................................     28,476      8,157
   Mortgage .....................................    338,871    332,655
Loans to individuals ............................     30,664     28,707
                                                    -------------------
                                                     469,767    430,771
Less allowance for loan losses ..................      8,856      8,010
                                                    -------------------
                                                    $460,911   $422,761
                                                    ===================

Changes in the allowance for loan losses are as follows:

                                             Year Ended December 31,
                                           ---------------------------
                                             1998     1997      1996
                                           ---------------------------
                                             (Amounts In Thousands)

Balance, beginning ......................  $ 8,010   $ 7,311   $ 6,740
   Provision charged to expenses ........      916     1,048       754
   Recoveries ...........................      898       779       438
   Allowances of acquired banks .........      - -       - -       350
   Loans charged off ....................     (968)   (1,128)     (971)
                                           ---------------------------
Balance, ending .........................  $ 8,856   $ 8,010   $ 7,311
                                           ===========================

Information about impaired loans as of and for the years ended December 31, 1998 and 1997 is as follows:

                                                           1998    1997
                                                          --------------
                                                       (Amounts In Thousands)

Loans receivable for which there is a
  related allowance for credit losses..................   $  - -  $  - -
Loans receivable for which there is no
  related allowance for credit losses ..................   8,956   9,556
                                                          --------------
              Total impaired loans .....................  $8,956  $9,556
                                                          ==============

Related allowance for credit losses ....................  $  - -  $  - -
Average balance ........................................   9,216   8,401
Interest income recognized .............................     869     808

No allowance for credit losses has been recognized for impaired loans because partial charge-offs have been taken to reduce the loan balances to the net present value of the future cash flows or to the fair value of the collateral if the loan is collateral dependent.



Note 4.  Property and Equipment

The  major  classes  of  property  and  equipment  and  the  total   accumulated
depreciation are as follows:

                                                   December 31,
                                              ----------------------
                                                 1998         1997
                                              ----------------------
                                              (Amounts In Thousands)

Land ....................................      $ 1,950      $ 1,950
Buildings and improvements ..............        8,363        7,149
Furniture and equipment .................       10,932        9,065
                                               --------------------
                                                21,245       18,164
Less accumulated depreciation ...........       10,052        8,727
                                               --------------------
              Net .......................      $11,193      $ 9,437
                                               ====================


Note 5.  Interest-Bearing Deposits

A summary of these deposits is as follows:

                                                              December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------------------
                                                         (Amounts In Thousands)

NOW and other demand ............................         $ 53,296    $ 46,526
Savings .........................................          144,177     121,785
Time, $100,000 and over .........................           33,657      38,374
Other time ......................................          234,921     220,911
                                                          --------------------
                                                          $466,051    $427,596
                                                          ====================

Note 6.  Federal Home Loan Bank Borrowings

As of December 31, 1998, the borrowings were as follows:

                                                          (In Thousands)
                                                          --------------

Due April 9, 1999, 6.55%                                     $  7,000
Due August 5, 1999, 6.57%                                       5,000
Due January 24, 2000, 6.21%                                    10,000
Due April 9, 2000, 6.71%                                        3,000
Due July 8, 2003, 5.21%                                         5,000
Due November 18, 2002, 5.33%                                    5,000
Due August 17, 2005, 7.12%                                        100
Due January 14, 2008, 5.22%                                    10,000
Due February 4, 2008, 5.38%                                    10,000
Due February 4, 2008, 5.24%                                    10,000
Due April 30, 2008, 5.40%                                      10,000
Due August 11, 2008, 6.00%                                        632
                                                             --------
                                                             $ 75,732
                                                             ========

The borrowings are collateralized by 1-4 family mortgage loans with a face amount of $94,540,000. As of December 31, 1998, the Company held Federal Home Loan Bank stock with a cost of $4,347,000 which is included in investment securities.



Note 7.  Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions. The Company's contribution to the ESOP totaled $58,000, $49,000 and $42,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity. As of December 31, 1998, 160,458 shares held by the ESOP, at a fair value of $58 per share, have been reclassified from stockholders' equity to liabilities.

The Company has a profit-sharing plan with a 401(k) feature which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $461,000, $394,000 and $340,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company has a Stock Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or stock awards. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Directors may exercise options immediately and officers' rights under the plan vest over a five-year period from the date of the grant. Additional compensation is accrued equivalent to the amount of dividends that would have been paid on the stock had the options been exercised. Such compensation is payable upon exercise of the options. No compensation expense has been charged to expense using the intrinsic value based method as prescribed by APB No. 25. Had compensation expense been determined based on the grant date fair values of the awards, as prescribed by SFAS No. 123, reported net income and earnings per share would have been as follows:

                                                Years Ended December 31,
                                               ----------------------------
                                                 1998     1997       1996
                                               ----------------------------

Pro forma net income (in thousands) ......     $ 7,481   $ 7,084    $ 6,144
Pro forma earnings per share:
   Basic .................................        5.10      4.83       4.19
   Diluted ...............................        5.02      4.77       4.15

The pro forma effects of applying SFAS are not indicative of future amounts since, among other reasons, the pro forma requirements of SFAS No. 123 have been applied only to options granted after December 31, 1994. No options were granted during 1998 or 1996.

The fair value of each grant is established at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997: Dividend rate 2.19%; price volatility of 4.64%; risk-free interest rate of 6.63%; and an expected life of 5 years.

A summary of the stock options is as follows:

                                                                    Weighted
                                                                    Average
                                                          Number    Exercise
                                                         Of Shares   Price
                                                         -------------------

Balance, December 31, 1996 and 1995 ...............        46,569    $ 25.76
   Granted ........................................         2,055      41.00
   Exercised ......................................        (2,055)     25.33
                                                           -----------------
Balance, December 31, 1997 ........................        46,569      26.45
   Exercised ......................................        (1,029)     25.33
                                                           -----------------
Balance, December 31, 1998 ........................        45,540    $ 26.48
                                                           =================

                                                         1998     1997     1996
                                                       -------------------------

Number of options exercisable, end of year ..........   45,540   22,605   22,605
Weighted-average fair value of options granted
   during the year ..................................  $   - -  $   - -  $ 13.22

Other pertinent information related to the options outstanding at December 31, 1998 is as follows:

                                                         Remaining
Exercise            Number             Contractual         Number
 Price            Outstanding             Life           Exercisable
--------------------------------------------------------------------

$ 25.33              19,521             39 Months            19,521
  41.00               2,055             87 Months             2,055
  26.17              23,964             42 Months            23,964
                     ------                                  ------
                     45,540                                  45,540
                     ======                                  ======

The committee is also authorized to grant awards of common stock and authorized the issuance of 902, 938 and 1,936 shares of common stock to a group of employees in 1998, 1997 and 1996, respectively.

As of December 31, 1998, options for 70,208 shares of common stock were available for future grants.


Note 8.  Income Taxes

Income taxes for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                                          1998    1997    1996
                                                         -----------------------
                                                         (Amounts In Thousands)

Current:
   Federal ..........................................    $2,435  $2,399  $2,098
   State ............................................       586     563     457
Deferred ............................................       (15)   (417)    (77)
                                                         ----------------------
                                                         $3,006  $2,545  $2,478
                                                         ======================

Deferred income tax liabilities and assets arose from the following temporary differences:

                                                      December 31,
                                                  ----------------------
                                                   1998    1997    1996
                                                  ----------------------
                                                  (Amounts In Thousands)
Deferred income tax assets:
   Allowance for loan losses ...................  $3,079  $2,622  $2,264
   Deferred compensation .......................     156      77     - -
   Certain accrued expenses ....................     211     302     205
   Other .......................................     - -     - -       7
                                                  ----------------------
              Gross tax assets .................   3,446   3,001   2,476
                                                  ----------------------
Deferred income tax liabilities:
   Property and equipment ......................     677     644     621
   FHLB dividends ..............................     130     130     130
   Unrealized gains on debt securities .........     696     283     366
   Other .......................................     105      85     - -
                                                  ----------------------
              Gross tax liabilities ............   1,608   1,142   1,117
                                                  ----------------------
              Net deferred income tax asset ....  $1,838  $1,859  $1,359
                                                  ======================

The net change in the deferred income taxes for the years ended December 31, 1998, 1997 and 1996 is reflected in the financial statements as follows:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                  1998        1997        1996
                                                  -----------------------------
                                                     (Amounts In Thousands)

Statement of income ........................      $ (15)      (417)       $ (77)
Statement of stockholders' equity ..........        413        (83)         192
                                                  -----------------------------
                                                  $ 398       (500)       $ 115
                                                  =============================

The income tax provisions for the years ended December 31, 1998, 1997 and 1996 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

                             1998               1997              1996
                      ------------------------------------------------------
                                  % Of               % Of              % Of
                                 Pretax             Pretax            Pretax
                       Amount    Income    Amount   Income   Amount   Income
                      ------------------------------------------------------
                                     (Amounts In Thousands)

Expected provision    $ 3,567     34.0%  $ 3,275     34.0%  $ 2,931    34.0%
Tax-exempt interest      (596)    (5.7)     (557)    (5.8)     (539)   (6.3)
Interest expense
   limitation .....       102      1.0        97      1.0        95     1.1
Investment securi-
   ties contributed       - -      - -      (358)    (3.7)      - -     - -
State income taxes,
   net of federal
   income tax
   benefit ........       398      3.8       372      3.9       315     3.7
Income tax credits       (345)    (3.3)     (345)    (3.6)     (344)   (4.0)
Other .............      (120)    (1.2)       61      0.6        20     0.2
                      ------------------------------------------------------
                      $ 3,006     28.6%  $ 2,545     26.4%  $ 2,478    28.7%
                      ======================================================

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

A comparison of the Company's capital as of December 31, 1998 with the minimum requirements is presented below.

                                                                      Minimum
                                                         Actual    Requirements
                                                         ----------------------

Tier 1 Risk-Based Capital .....................          13.87%        4.00%
Total Risk-Based Capital ......................          15.13         8.00
Leverage Ratio ................................           9.15         3.00

According to FDIC capital guidelines, each of the Banks is classified as "Well Capitalized." The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Banks. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Banks, certain of their retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings, which otherwise could be available for the payment of dividends to the Company, total approximately $3,632,000 as of December 31, 1998.

Each of the Banks is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $5,783,000 and $4,503,000 as of December 31, 1998 and 1997, respectively.


Note 10.  Related Party Transactions

Certain directors of the Company and the Banks and companies with which the directors are affiliated and certain principal officers are customers of, and have banking transactions with, the Banks in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 1998 and 1997:

                                        Year Ended December 31,
                                        -----------------------
                                          1998         1997
                                        ----------------------
                                        (Amounts In Thousands)

Balance, beginning ..............        $10,511      $ 9,232
   Advances .....................          7,077        2,243
   Collections ..................         (6,607)        (964)
                                         --------------------
Balance, ending .................        $10,981      $10,511
                                         ====================

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Note 11. Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997 are as follows:

                                        1998                 1997
                                   ------------------- -------------------
                                   Carrying Estimated  Carrying Estimated
                                    Amount  Fair Value  Amount  Fair Value
                                   ---------------------------------------
                                          (Amounts In Thousands)

Cash and due from banks .........  $ 16,427  $ 16,427  $ 15,508  $ 15,508
Federal funds sold ..............    36,811    36,811     2,447     2,447
Investment securities ...........   149,350   149,922   138,064   138,454
Loans ...........................   460,911   468,581   422,761   431,806
Accrued interest receivable .....     5,885     5,885     5,441     5,441
Deposits ........................   534,151   536,824   479,770   480,780
Securities sold under agreements
   to repurchase ................    10,554    10,554     9,008     9,008
Borrowings from Federal Home Loan
   Bank .........................    75,732    78,609    50,764    50,678
Accrued interest payable ........     2,048     2,048     2,060     2,060

                                    Face                 Face
                                   Amount               Amount
                                   -------              -------

Off-balance sheet instruments:
   Loan commitments.............   $93,920              $97,530
   Letters of credit ...........    10,571                9,779

Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

                              BALANCE SHEETS
                        December 31, 1998 and 1997
                          (Amounts In Thousands)

ASSETS                                                     1998     1997
--------------------------------------------------------------------------

Cash ...................................................  $   698  $   408
Investment securities available for sale ...............      303      300
Investment in subsidiary banks .........................   64,332   57,774
Other assets ...........................................      653      940
                                                          ----------------
              Total assets .............................  $65,986  $59,422
                                                          ================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------

Liabilities ............................................  $   233  $   240
                                                          ----------------
Redeemable common stock held by ESOP ...................    9,301    7,682
                                                          ----------------
Stockholders' equity:
   Capital stock .......................................    9,140    9,070
   Retained earnings ...................................   55,428   49,627
   Unrealized gains on investment securities, net ......    1,185      485
                                                          ----------------
                                                           65,753   59,182
   Less maximum cash obligation related to ESOP shares .    9,301    7,682
                                                          ----------------
              Total stockholders' equity ...............   56,452   51,500
                                                          ----------------
              Total liabilities and stockholders' equity  $65,986  $59,422
                                                          ================

                     STATEMENTS OF INCOME
         Years Ended December 31, 1998, 1997 and 1996
                    (Amounts In Thousands)

                                                        1998      1997      1996
----------------------------------------------------------------------------------
Interest on investment securities ...................  $    17   $    17   $    15
Gain on sale of investment security .................      - -     1,054       - -
Dividends received from subsidiaries ................    2,762     2,515     9,422
Contributions .......................................      - -    (1,054)      - -
Other expenses ......................................     (113)     (102)      (67)
                                                       ---------------------------
              Income before income taxes and equity
                in subsidiaries' undistributed income    2,666     2,430     9,370
Income tax benefit ..................................       39       370        22
                                                       ---------------------------
                                                         2,705     2,800     9,392
Equity in subsidiaries' undistributed income ........    4,781     4,286    (3,248)
                                                       ---------------------------
              Net income ............................  $ 7,486   $ 7,086   $ 6,144
                                                       ===========================

                   STATEMENTS OF CASH FLOWS
         Years Ended December 31, 1998, 1997 and 1996
                    (Amounts In Thousands)

                                                            1998       1997      1996
--------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income ...........................................  $ 7,486   $ 7,086   $ 6,144
   Noncash items included in net income:
      Undistributed earnings of subsidiaries ............   (4,781)   (4,286)    3,248
      (Increase) decrease in other assets ...............      357      (174)     (414)
      Increase (decrease) in liabilities ................      (84)     (225)      464
                                                           ---------------------------
              Net cash provided by operating activities .    2,978     2,401     9,442
                                                           ---------------------------
Cash flows from investing activities:
   Investment in subsidiary banks .......................   (1,000)     (750)   (8,073)
   Proceeds from maturities of investment securities ....      300       - -       300
   Purchase of investment securities ....................     (303)      - -      (300)
                                                           ---------------------------
              Net cash (used in) investing activities ...   (1,003)     (750)   (8,073)
                                                           ---------------------------
Cash flows (used in) financing activities:
   Income tax benefit related to stock based compensation       76       - -       - -
   Dividends paid .......................................   (1,761)   (1,537)   (1,391)
                                                           ---------------------------
              Net cash (used in) financing activities ...   (1,685)   (1,537)   (1,391)
                                                           ---------------------------
              Increase (decrease) in cash ...............      290       114       (22)
Cash balance:
   Beginning ............................................      408       294       316
                                                           ---------------------------
   Ending ...............................................  $   698   $   408   $   294
                                                           ===========================

Note 13.  Commitments and Contingencies

Concentrations of credit risk: All of the Banks' loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within each Bank's market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $15,229,000. The concentrations of credit by type of loan are set forth in Note 3. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Banks have a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson County, Iowa.

Contingencies: In the normal course of business, the Banks are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying financial statements.

Risks and uncertainties: Certain data processing application systems could fail or perform improperly as a result of erroneous calculation or data integrity problems if they are unable to process date information beyond December 31,
1999, an issue known as Year 2000. The Banks have identified, assessed and tested critical information systems and are developing contingency plans for their own applications. There is risk that in the early weeks of the Year 2000, the Banks could experience disruptions that may affect its operations.
Management believes that the Year 2000 problem will not pose significant operations problems for the Banks' computer systems, but disruptions could be material to the financial statements if there are significant interruptions in basic services, such as the electric power grid, telephone services or the banking system. These risks cannot be estimated.

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

The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. A summary of the Banks' commitments at December 31, 1998 and 1997 is as follows:

                                                               1998      1997
                                                              ---------------
                                                                 (Amount
                                                               In Thousands)

Firm loan commitments and unused portion of lines of credit:
   Home equity loans .......................................  $ 3,509  $ 4,861
   Credit card participations ..............................    8,689    6,896
   Commercial, real estate and home construction ...........   27,549   38,784
   Commercial lines ........................................   54,173   46,989
Outstanding letters of credit ..............................   10,571    9,779

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

On September 20, 1996, the Company acquired cash, certain assets and assumed the deposits of the Kalona, Iowa office of Boatmen's Bank Iowa, N.A. The total acquisition cost was $5,031,000. The excess of the cost over the fair value of the net assets acquired was $2,523,000 and is being amortized over 15 years by the straight-line method.

The acquisitions were accounted for as purchases and the results of operations since the acquisition dates are included in the consolidated financial statements. Unaudited pro forma net income for 1996, as though these banks were acquired at January 1, 1995, is not significantly different than reported net income.

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

                                                                                                            Year First
                                                                                                             Elected
                                                Position With Registrant Or Bank And                        Officer Of
                                                 Principal Occupation And Employment                        Registrant
           Name       Age                            During The Past Five Years                               (Bank)
-----------------------------------------------------------------------------------------------------------------------
Dwight O. Seegmiller   46    Director of Registrant and Bank; President, Registrant and Bank                 1986 (1975)

Willis M. Bywater      60    Director of Registrant and Bank; Chairman of the Board, Bank;                   1997
                               Vice President of the Registrant; Executive Officer and Shareholder
                               of Economy Advertising Company

Earl M. Yoder           71   Director of Registrant and Bank; Vice President of the Registrant;              1997
                               Executive Officer and Shareholder of Iowa City Ready Mix, Inc.

James G. Pratt          50   Treasurer of Registrant; Senior Vice President from January 1986                1985 (1982)
                               to present

Thomas J. Cilek         52   Secretary of Registrant; Senior Vice President of Bank from                     1988 (1986)
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

Part IV

Item 14.   Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

                                                                      Form 10-K
                                                                      Reference
                                                                      ---------

(a)  1.  Financial Statements

         Independent auditor's report on the financial statements Consolidated balance sheets as of December 31, 1998 and 1997 Consolidated statements of income for the years ended
           December 31, 1998, 1997 and 1996
         Consolidated statements of comprehensive income for the years ended December 31, 1998, 1997 and 1996
         Consolidated statements of stockholders' equity for the
           years ended December 31, 1998, 1997 and 1996
         Consolidated statements of cash flows for the years ended
           December 31, 1998, 1997 and 1996
         Notes to financial statements

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

         Exhibit 11 - Statement Re Computation of Basic and Diluted Earnings Per Share is attached on Page 69.

         Exhibit 21 - Subsidiaries of the Registrant is attached on Page 70.

         Exhibit 23 - Consent of Accountants is attached on Page 71.

         Exhibit 27 - Financial Data Schedule is attached on Pages 72 and 73.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K for the three months ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HILLS BANCORPORATION

Date:  March 22, 1999       By  /s/ Dwight O. Seegmiller
                                ------------------------------------------------
                                Dwight O. Seegmiller, Director and President

Date:  March 22, 1999       By  /s/ James G. Pratt
                                ------------------------------------------------
                                James G. Pratt, Treasurer and Chief
                                  Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 22, 1999       By  /s/ Willis M. Bywater
                                ------------------------------------------------
                                Willis M. Bywater, Director

Date:  March 22, 1999       By  /s/ Thomas J. Gill
                                ------------------------------------------------
                                Thomas J. Gill, Director

Date:  March 22, 1999       By  /s/ Donald H. Gringer
                                ------------------------------------------------
                                Donald H. Gringer, Director

Date:  March 22, 1999       By  /s/ Richard W. Oberman
                                ------------------------------------------------
                                Richard W. Oberman, Director

Date:  March 22, 1999       By  /s/ Theodore H. Pacha
                                ------------------------------------------------
                                Theodore H. Pacha, Director

Date:  March 22, 1999       By  /s/ Ann M. Rhodes
                                ------------------------------------------------
                                Ann M. Rhodes, Director

Date:  March 22, 1999       By  /s/ Ronald E. Stutsman
                                ------------------------------------------------
                                Ronald E. Stutsman, Director

Date:  March 22, 1999       By  /s/ Earl M. Yoder
                                ------------------------------------------------
                                Earl M. Yoder, Director

Date:  March 22, 1999       By  /s/ Sheldon E. Yoder
                                ------------------------------------------------
                                Sheldon E. Yoder

                              HILLS BANCORPORATION
                       ANNUAL REPORT ON FORM 10-K FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                  EXHIBIT INDEX

                                                                 Page Number
                                                              In The Sequential
 Exhibit                                                       Numbering System
  Number                           Description                For 1998 Form 10-K
--------------------------------------------------------------------------------

    11     Statement Re Computation of Basic and Diluted
             Earnings Per Share

    21     Subsidiaries of the Registrant

    23     Consent of Independent Certified Public Accountants

    27     Financial Data Schedule