Form 10-Q
period 1999-03-31
HILLS BANCORPORATION
filed 1999-05-13
CIK 732417

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

                  For the quarterly period ended March 31, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                              SHARES OUTSTANDING
          CLASS                                                AT April 30, 1999
--------------------------                                    ------------------
Common Stock, no par value                                         1,470,469

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                          Page
                                                                         Number

Item 1.   Financial Statements

          Consolidated balance sheets, March 31, 1999 (unaudited)
            and December 31, 1998
          Consolidated statements of income, (unaudited) for three
            months ended March 31, 1999 and 1998
          Consolidated statements of comprehensive income, (unaudited) for three months ended March 31, 1999 and 1998.
          Consolidated statements of stockholders' equity, (unaudited)
            for three months ended March 31, 1999 and 1998
          Consolidated statements of cash flows (unaudited) for three months ended March 31, 1999 and 1998
          Notes to consolidated financial statements

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

Item 6.   Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                          March 31, December 31,
                                                             1999      1998*
                                                          ----------------------
                                                          (Unaudited)
ASSETS
Cash and due from banks ..............................     $ 15,959   $ 16,427
Investment securities:
   Available for sale (amortized cost
     March 31, 1999 $128,329;
     December 31, 1998 $121,974) .....................      129,354    123,835
   Held to maturity (fair value
     March 31, 1999 $21,189;
     December 31, 1998 $21,740) ......................       20,659     21,168
   Stock of Federal Home Bank ........................        4,464      4,347
Federal funds sold ...................................       12,736     36,811
Loans, net ...........................................      481,306    460,911
Property and equipment, net ..........................       11,576     11,193
Accrued interest receivable ..........................        5,902      5,885
Deferred income taxes, net ...........................        2,228      1,838
Other assets .........................................        7,321      7,372
                                                           --------   --------
                                                           $691,505   $689,787
                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .........................     $ 58,622   $ 68,100
Interest-bearing deposits ............................      477,614    466,051
                                                           --------   --------
   Total deposits ....................................     $536,236   $534,151
Federal funds purchased and securities
   sold under agreements to repurchase ...............        9,072     10,554
Federal Home Loan Bank notes .........................       75,732     75,732
Accrued interest payable .............................        1,985      2,048
Other liabilities ....................................        3,073      1,549
                                                           --------   --------
                                                           $626,098   $624,034
                                                           --------   --------

REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ............................................     $  9,627   $  9,301
                                                           --------   --------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued March 31, 1999 - 1,470,469 shares;
   December 31, 1998 - 1,469,443 shares ..............     $  9,166   $  9,140
Retained earnings ....................................       55,596     55,428
Accumulated other comprehensive income,
   unrealized gains on investment securities, net ....          645      1,185
                                                           --------   --------
                                                           $ 65,407   $ 65,753
Less, maximum cash obligation related to
   ESOP shares .......................................        9,627      9,301
                                                           --------   --------
                                                           $ 55,780   $ 56,452
                                                           --------   --------
                                                           $691,505   $689,787
                                                           ========   ========

*  Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1999 and 1998
                      (In Thousands, Except Per Share Data)

                                                            1999           1998
                                                           -------       -------
Interest Income:
   Interest and fees on loans ......................       $ 9,663       $ 9,175
   Interest on investment securities:
     Taxable .......................................         1,751         1,680
     Non-taxable ...................................           379           335
   Interest on federal funds sold ..................           261           247
                                                           -------       -------
   Total interest income ...........................       $12,054       $11,437
                                                           -------       -------

Interest Expense:
   Interest on deposits ............................       $ 5,090       $ 5,026
   Interest on securities sold under agreements to
     repurchase ....................................           101            88
   Interest on FHLB borrowings .....................         1,077         1,025
                                                           -------       -------

   Total interest expense ..........................       $ 6,268       $ 6,139
                                                           -------       -------
   Net interest income .............................       $ 5,786       $ 5,298

Provision for loan losses ..........................           204           204
                                                           -------       -------
   Net interest income after provision for loan
     losses ........................................         5,582         5,094
                                                           -------       -------
Other income:
   Loan origination fees ...........................       $   199       $   152
   Trust fees ......................................           526           457
   Deposit account charges and fees ................           452           434
   Other fees and charges ..........................           478           373
                                                           -------       -------
                                                           $ 1,655       $ 1,416
                                                           -------       -------
Other expenses:
   Salaries and employee benefits ..................       $ 2,342       $ 2,065
   Occupancy .......................................           293           270
   Furniture and equipment .........................           451           410
   Office supplies and postage .....................           266           282
   Other operating .................................           895           873
                                                           -------       -------
                                                           $ 4,247       $ 3,900
                                                           -------       -------
   Income before income taxes ......................       $ 2,990       $ 2,610

Federal and state income taxes .....................           911           766
                                                           -------       -------

   Net income ......................................       $ 2,079       $ 1,844
                                                           =======       =======

Earning per common share:
     Basic .........................................       $  1.41       $  1.26
     Diluted .......................................          1.39          1.24


See Notes to Financial Statements.

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 1999 and 1998
                      (In Thousands, Except Per Share Data)

                                                            1999         1998
                                                           -------      -------
Net Income ...........................................     $ 2,079      $ 1,819
Other comprehensive income:
   Unrealized gains (losses) on debt securities ......        (855)       1,147
   Income tax effect of unrealized gains (losses) ....         315         (426)
                                                           -------      -------
   Comprehensive Income ..............................     $ 1,539      $ 2,540
                                                           =======      =======

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 1999 and 1998
                                 (In Thousands)

                                                   Capital  Retained   Unrealized          ESOP
                                                    Stock   Earnings  Gains (Losses)  Obligations    Total
                                                   --------------------------------------------------------
Balance, January 1, 1999 .......................   $9,140   $55,428      $1,185         $(9,301)   $ 56,452
Net Income .....................................      - -     2,079         - -             - -       2,079
Change related to ESOP shares ..................      - -       - -         - -            (326)       (326)
Cash dividends ($1.30 per share) ...............      - -    (1,911)        - -             - -      (1,911)
Unrealized gains (losses) on debt
   securities, net .............................      - -       - -        (540)            - -        (540)
Issuance of 1,026 shares of common stock .......       26       - -         - -             - -          26
                                                   --------------------------------------------------------
Balance, March 31, 1999 ........................   $9,166   $55,596      $  645         $(9,627)    $55,780
                                                   ========================================================

Balance, January 1, 1998 .......................   $9,070   $49,627      $  485         $(7,682)   $ 51,500
Net income .....................................      - -     1,844         - -             - -       1,844
Change related to ESOP shares ..................      - -       - -         - -            (160)       (160)
Cash dividends ($1.20 per share) ...............      - -    (1,762)        - -             - -      (1,762)
Unrealized gains (losses) on debt
  securities, net ..............................      - -       - -         116             - -         116
                                                   --------------------------------------------------------
Balance, March 31, 1998 ........................   $9,070   $49,709      $  601         $(7,842)   $ 51,538
                                                   ========================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                                 (In Thousands)

                                                                                     1999        1998
                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  2,079    $  1,844
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        357         329
    Provision for loan losses ..................................................        204         204
    Deferred income taxes ......................................................        (74)        - -
    (Increase) decrease in accrued interest receivable .........................        (17)         13
    Amortization of bond discount ..............................................        115          63
    (Increase) in other assets .................................................        (35)        325
    Amortization of intangibles ................................................         86          86
    Increase in accrued interest and other liabilities .........................      1,461         379
                                                                                   --------    --------
    Net cash provided by operating activities ..................................   $  4,176    $  3,243
                                                                                   --------    --------

CASH FLOWS FROM  INVESTING  ACTIVITIES  Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $  8,005    $  7,350
    Held to maturity ...........................................................        495         400
Purchase of investment securities, available for sale ..........................    (14,598)     (9,103)
Federal funds sold, net ........................................................     24,075      15,815
Loans made to customers, net of collections ....................................    (20,599)     (8,437)
Purchases of property and equipment ............................................       (740)       (876)
                                                                                   --------    --------
    Net cash (used in) investing activities ....................................   $ (3,362)   $(26,481)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $  2,085    $    887
    Net increase (decrease) in fed funds purchased and
       securities sold under agreements to repurchase ..........................     (1,482)     (2,091)
    Borrowings from FHLB .......................................................        - -      30,000
Payments on FHLB notes .........................................................        - -      (5,000)
    Stock options exercised ....................................................         26         - -
    Dividends paid .............................................................     (1,911)     (1,762)
                                                                                   --------    --------
       Net cash provided by financing activities ...............................   $ (1,282)   $ 22,034
                                                                                   --------    --------
       (Decrease) in cash and due from banks ...................................   $   (468)   $ (1,204)

CASH AND DUE FROM BANKS
    Beginning ..................................................................     16,427      15,508
                                                                                   --------    --------
    Ending .....................................................................   $ 15,959    $ 14,304
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors and others ..................................   $  5,153    $  5,130
       Interest paid on other obligations ......................................      1,178       1,113
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................        326         160
       Net unrealized gains (losses) on debt securities ........................       (855)       (184)

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

Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:
                                                          (In thousands)
                                                              March 31
                                                       1999             1998
                                                     ---------        ---------

Agricultural ................................        $  32,847        $  28,820
Commercial and financial ....................           41,407           36,583
Real estate, construction ...................           34,419           15,728
Real estate, mortgage .......................          351,739          328,868
Loans to individuals ........................           29,940           29,050
                                                     ---------        ---------
                                                     $ 490,352        $ 439,049
Less allowance for loan losses ..............           (9,046)          (8,055)
                                                     ---------        ---------
                                                     $ 481,306        $ 430,994
                                                     =========        =========

              Transactions in the allowance for loan losses are as follows:

                                                         (In thousands)
                                                           Three Months
                                                           Ended March 31
                                                        1999              1998
                                                       -------          -------

Balance, beginning ...........................         $ 8,856          $ 8,010
  Provision charged to expense ...............             204              204
  Net charge-offs ............................             (14)            (159)
                                                       -------          -------
Balance, ending ..............................         $ 9,046          $ 8,055
                                                       =======          =======

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                 (In thousands)
                                                     March 31
                                                  1999    1998
                                                 ------  ------

Nonaccrual ....................................  $  - -  $  - -
Accruing loans, past due 90 days or more ......     975   1,259
Restructured loan .............................     - -     - -
Impaired loans ................................   9,085   8,653


Note 3. Earnings Per Share

Basic net income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period plus the number of potential dilutive common shares attributable to the Company's stock option plan.

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total assets of Hills Bancorporation are $691.5 million at March 31, 1999 and that is an increase of $64.0 million from March 31, 1998. This increase in assets includes an increase in net loans between years of $40.3 million or 11.67% and resulted in net loans outstanding of $481.3 million at March 31, 1999. The majority of the loans were real estate loans secured by 1-4 family mortgages. With both a strong local and national economy continuing and favorable loan rates this increase in loans was possible. Other significant changes in assets were a $14.9 million increase in the investment securities held and a reduction in federal funds of $5.5 million.

The asset increases were funded primarily by a $57.7 million increase in deposits and securities sold under agreements to repurchase. Since March 31, 1998, asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January 1999, Hills Bancorporation paid a dividend of $1.30 per share, a 8.33% increase from the $1.20 paid in January 1998. The total dividend of $1,911,000 is deducted from stockholders' equity and is reflected in the
resulting   stockholders'   equity  as  of  March  31,   1999  of   $55,780,000.
Stockholders' equity at March 31, 1999 and December 31, 1998 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes. The total stockholders' equity of Hills Bancorporation as of March 31, 1999 before the reduction for the ESOP shares, as a percent of total assets is 9.46%. Under risk-based capital rules, total capital is 15.06% of risk adjusted assets, compared to the current 8% requirement.

Net Income was $2,079,000 and $1,844,000 for the three months ending March 31, 1999 and 1998, respectively. This is an increase of $235,000 or 12.74%. The increase is due to a $488,000 increase in net interest income and an increase in other income of $239,000. The increase in net interest income is due primarily to average earning assets for the first quarter of 1999 being approximately $47.4 million higher than the balances in 1998 for the three months ending March 31, 1999. The increases in other income includes $47,000 in loan origination fees, $69,000 in trust fees and $123,000 in deposit account charges and other fees and charges. Other expenses increased in 1999 for the period compared to 1998 by a total of $347,000. The largest increase was noted in salaries and employee benefits which increased $277,000, the result of salary adjustments and new staff added in the first quarter of 1999.

Basic and diluted earnings per share increased for the quarter ended March 31, 1999 compared to 1998. For the period ending March 31, 1999 basic and diluted earnings per share were $1.41 and $1.39 in comparison to $1.26 and $1.24 for the quarter ending March 31, 1998.

The Company's principal sources of funds continues to be prepayment of loan principal and current amortized loan payments. In addition, funds are provided from current operations. All of the funds are used to fulfill loan commitments, make short-term investments, and fund any deposit withdrawals needed. The Company has no material commitments or plans which will materially affect its liquidity or capital resources. The acquisition of property and equipment may be in cash purchases, or they may be financed if favorable terms are available.

Year 2000

The Year 2000 poses an important business issue regarding how existing application software programs and operating systems can accommodate this date value. Many computer programs that can only distinguish the final two digits of the year entered are expected to read entries for the Year 2000 as the Year 1900. Like most financial service providers, the Company may be significantly affected by the Year 2000 issues due to the nature of financial information. Software, hardware and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces are likely to be affected. If computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, may calculations that rely on the data field information, such as interest, payment or due dates and other operating functions, may generate results that could be significantly misstated, and the Company could experience a temporary inability to process transactions and engage in normal business activities.

All of the significant computer programs of the Company that could be affected by this issue are provided by major third-party vendors. In 1998, the Company completed the replacement/upgrading of most of its computer systems and programs, as well as most equipment, in order to provide cost-effective and efficient delivery of services to customers, information to management, and to provide additional capacity for processing information and transactions due to acquisitions. The third-party vendors have advised the Company that all such computer systems and programs either are or shortly will be Year 2000 compliant. The Company completed off-site testing of its major applications in 1998.

The total cost of the Year 2000 project was approximately $1,180,000 for capitalized hardware and software and an additional $88,000 in expenses charged to earnings in 1998. Management estimates the cost of the remediation effort to make the Company's systems Year 2000 ready will be approximately $40,000 to be charged to expense in 1999 and $105,000 to be capitalized in 1999. In addition, it is estimated that 2,000 man hours will be incurred by Company personnel related to Year 2000 issues at an approximate cost of $40,000.
Such costs will be charged to expense as they are incurred.

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

The Company could incur losses if loan payments are delayed due to Year 2000 problems affecting significant borrowers. The Company is communicating with such parties to assess their progress in evaluating and implementing any corrective measures required by them to be Year 2000 ready. To date, the Company has been advised by such parties that they have plans in place to address and correct the issues associated with the Year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation. As part of the current credit approval process, new and renewed loans are evaluated as to the borrower's Year 2000 readiness. Management does not anticipate significant loan losses related to this issue.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ending March 31, 1999.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit
                   See exhibit II - Statement Re Computation of Earnings Per Common Share

              (b)  Reports on Form 8-K
                   No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                              HILLS BANCORPORATION
                                   EXHIBIT II
                    COMPUTATION OF EARNINGS PER COMMON SHARE


                                                              Three months
                                                             ended March 31
                                                           1999          1998
                                                         ---------     ---------

Weighted average number of shares outstanding
  (basic) ..........................................     1,470,322     1,467,754

Weighted average of potential dilutive shares
  attributable to stock options granted computed
  under the treasury stock method ..................        24,516        19,194
                                                         ---------     ---------
Weighted average number of shares (diluted) ........     1,494,838     1,486,948
                                                         =========     =========

Earnings Per Share:

   Net income (in thousands) .......................     $   2,079     $   1,844
                                                         =========     =========

   Earnings per common share:
     Basic .........................................     $    1.41     $    1.26
                                                         =========     =========

     Diluted                                             $    1.39     $    1.24
                                                         =========     =========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     HILLS BANCORPORATION
                                     (Registrant)



May 13, 1999                         /s/ Dwight O. Seegmiller
------------------------             -------------------------------------------
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