Form 10-Q
period 1999-06-30
HILLS BANCORPORATION
filed 1999-08-13
CIK 732417

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

                  For the quarterly period ended June 30, 1999


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                              SHARES OUTSTANDING
          CLASS                                                AT July 31, 1999
--------------------------                                    ------------------
Common Stock, no par value                                          1,493,867

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                           Page
                                                                          Number
                                                                          ------

Item 1.        Financial Statements

               Consolidated balance sheets, June 30, 1999 (unaudited)
                   and December 31, 1998
               Consolidated statements of income, (unaudited) for three
                   and six months ended June 30, 1999 and 1998
               Consolidated statements of comprehensive income,
                   (unaudited) for three and six months ended June 30, 1999 and 1998.
               Consolidated statements of stockholders' equity,
                   (unaudited) for six months ended June 30, 1999
                   and 1998
               Consolidated statements of cash flows (unaudited) for
                   six months ended June 30, 1999 and 1998
               Notes to consolidated financial statements

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

Item 6.        Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                          June 30,
                                                           1999     December 31,
                                                         Unaudited       1998*
                                                         -----------------------
ASSETS
Cash and due from banks .............................    $  17,320    $  16,427
Investment securities:
   Available for sale (amortized cost June 30, 1999
     $128,028; December 31, 1998 $121,974) ..........      127,733      123,835
   Held to maturity (fair value June 30, 1999
     $19,318; December 31, 1998 $21,740) ............       19,076       21,168
   Stock of Federal Home Loan Bank ..................        4,931        4,347
Federal funds sold ..................................       11,916       36,811
Loans, net ..........................................      509,380      460,911
Property and equipment, net .........................       11,689       11,193
Accrued interest receivable .........................        6,659        5,885
Deferred income taxes, net ..........................        2,702        1,838
Other assets ........................................        8,049        7,372
                                                         ----------------------
                                                         $ 719,455    $ 689,787
                                                         ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits ........................    $  62,681    $  68,100
Interest-bearing deposits ...........................      482,327      466,051
                                                         ----------------------
   Total deposits ...................................    $ 545,008    $ 534,151
Federal funds purchased and securities sold under
   agreements to repurchase .........................        8,489       10,554
Federal Home Loan Bank notes ........................       93,732       75,732
Accrued interest payable ............................        2,024        2,048
Other liabilities ...................................        2,619        1,549
                                                         ----------------------
                                                         $ 651,872    $ 624,034
                                                         ----------------------

REDEEMABLE COMMON STOCK HELD BY EMPLOYEE STOCK
   OWNERSHIP PLAN (ESOP) ............................    $  10,269    $   9,301
                                                         ----------------------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value; authorized
   10,000,000 shares; issued June 30, 1999 -
   1,493,867 shares; December 31, 1998 -
   1,469,443 shares .................................    $   9,785    $   9,140
Retained earnings ...................................       57,985       55,428
Accumulated other comprehensive income,
   unrealized gains on investment securities, net ...         (187)       1,185
                                                         ----------------------
                                                         $  67,583    $  65,753
Less, maximum cash obligation related to
   ESOP shares ......................................       10,269        9,301
                                                         ----------------------
                                                         $  57,314    $  56,452
                                                         ----------------------
                                                         $ 719,455    $ 689,787
                                                         ======================

*  Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                Three and Six Months Ended June 30, 1999 and 1998
                      (In Thousands, Except Per Share Data)


                                           Three Months Ended   Six Months Ended
                                                June 30             June 30
                                           ------------------  -----------------
                                            1999       1998      1999     1998
                                           ------------------  -----------------
Interest Income:
   Interest and fees on loans ..........   $10,215   $ 9,367   $19,878   $18,542
   Interest on investment securities:
     Taxable ...........................     1,776     1,686     3,527     3,366
     Non-taxable .......................       384       330       763       665
   Interest on federal funds sold ......        96       296       357       543
                                           -----------------   -----------------
   Total interest income ...............   $12,471   $11,679   $24,525   $23,116
                                           -----------------   -----------------

Interest Expense:
   Interest on deposits ................   $ 5,188   $ 5,042   $10,278   $10,068
   Interest on securities sold under
     agreements to repurchase ..........        94        81       195       169
   Interest on FHLB borrowings .........     1,042     1,146     2,119     2,171
                                           -----------------   -----------------

   Total interest expense ..............   $ 6,324   $ 6,269   $12,592   $12,408
                                           -----------------   -----------------
   Net interest income .................   $ 6,147   $ 5,410   $11,933   $10,708

Provision for loan losses ..............       204       204       408       408
                                           -----------------   -----------------

   Net interest income after provision
     for loan losses ...................   $ 5,943   $ 5,206   $11,525   $10,300
                                           -----------------   -----------------

Other income:
   Loan origination fees ...............   $   205   $   182   $   404   $   334
   Trust fees ..........................       500       406     1,026       863
   Deposit account charges and fees ....       532       459       984       893
   Other fees and charges ..............       440       358       918       731
                                           -----------------   -----------------
                                           $ 1,677   $ 1,405   $ 3,332   $ 2,821
                                           -----------------   -----------------
Other expenses:
   Salaries and employee benefits ......   $ 2,473   $ 2,168   $ 4,815   $ 4,233
   Occupancy ...........................       297       305       590       575
   Furniture and equipment .............       459       418       910       828
   Office supplies and postage .........       258       307       524       589
   Other operating .....................     1,110       965     2,005     1,838
                                           -----------------   -----------------
                                           $ 4,597   $ 4,163   $ 8,844   $ 8,063
                                           -----------------   -----------------
   Income before income taxes ..........   $ 3,023   $ 2,448   $ 6,013   $ 5,058

Federal and state income taxes .........       942       715     1,853     1,481
                                           -----------------   -----------------

   Net income ..........................   $ 2,081   $ 1,733   $ 4,160   $ 3,577
                                           =================   =================

Earning per common share:
     Basic .............................   $  1.40   $  1.18   $  2.80   $  2.44
     Diluted ...........................      1.39      1.16      2.78      2.40

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                Three and Six Months Ended June 30, 1999 and 1998
                      (In Thousands, Except Per Share Data)


                                                    Three Months Ended     Six Months Ended
                                                          June 30               June 30
                                                    ------------------    ------------------
                                                      1999      1998        1999      1998
                                                    ------------------    ------------------
Net Income ......................................   $ 2,081    $ 1,733    $ 4,160    $ 3,577

Other comprehensive income:
   Unrealized gains (losses) on debt securities .    (1,301)      (122)    (2,156)        62
   Income tax effect of unrealized gains (losses)       483         44        784        (24)
                                                    ------------------    ------------------

Comprehensive Income ............................   $ 1,263    $ 1,655    $ 2,788    $ 3,615
                                                    ==================    ==================

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 1999 and 1998
                                 (In Thousands)

                                                                                   Less
                                                                                  Maximum
                                                                  Accumulated      Cash
                                                                     Other       Obligation
                                            Capital   Retained   Comprehensive    To ESOP
                                             Stock    Earnings      Income         Shares      Total
                                            ----------------------------------------------------------
Balance, January 1, 1999 ................   $ 9,140   $ 55,428      $ 1,185       $ (9,301)   $ 56,452
Net income ..............................     - - -      4,160        - - -          - - -       4,160
Change related to ESOP shares ...........     - - -      - - -        - - -           (968)       (968)
Cash dividends ($1.30 per share) ........     - - -     (1,911)       - - -          - - -      (1,911)
Other comprehensive income ..............     - - -      - - -       (1,372)         - - -      (1,372)
Issuance of 24,424 shares of common stock       645      - - -        - - -          - - -         645
Income tax benefit related to
   stock options exercised ..............     - - -        308        - - -          - - -         308
                                            ----------------------------------------------------------
Balance, June 30, 1999 ..................   $ 9,785   $ 57,985      $  (187)      $(10,269)   $ 57,314
                                            ==========================================================


Balance, January 1, 1998 ................   $ 9,070    $49,627      $   485       $(7,682)    $ 51,500
Net income ..............................     - - -      3,577        - - -         - - -        3,577
Change related to ESOP shares ...........     - - -      - - -        - - -          (800)        (800)
Cash dividends ($1.20 per share) ........     - - -     (1,763)       - - -         - - -       (1,763)
Other comprehensive income ..............     - - -      - - -           38         - - -           38
                                            ----------------------------------------------------------
Balance, June 30, 1998 ..................   $ 9,070   $ 51,441      $   523       $(8,482)     $52,552
                                            ==========================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998
                                 (In Thousands)

                                                                                     1999        1998
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  4,160    $  3,577
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        714         658
    Provision for loan losses ..................................................        408         408
    Deferred income taxes ......................................................        (60)      - - -
    Compensation paid by issuance of common stock ..............................         20       - - -
    (Increase) decrease in accrued interest receivable .........................       (774)     (1,497)
    Amortization of bond discount ..............................................        245         139
    (Increase) in other assets .................................................       (849)        346
    Amortization of intangibles ................................................        172         172
    Increase in accrued interest and other liabilities .........................      1,046        (179)
                                                                                   --------------------
    Net cash provided by operating activities ..................................   $  5,082    $  3,624
                                                                                   --------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 19,637    $ 13,499
    Held to maturity ...........................................................      2,241       2,086
Purchase of investment securities, available for sale ..........................    (26,689)    (14,459)
Federal funds sold, net ........................................................     24,895     (14,684)
Loans made to customers, net of collections ....................................    (48,877)    (15,776)
Purchases of property and equipment ............................................     (1,210)     (1,768)
                                                                                   --------------------
    Net cash (used in) investing activities ....................................   $(30,003)   $(31,102)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $ 10,857    $ 10,992
    Net increase (decrease) in fed funds purchased and
       securities sold under agreements to repurchase ..........................     (2,065)     (3,669)
    Borrowings from FHLB .......................................................     25,000      40,000
    Payments on FHLB notes .....................................................     (7,000)    (15,000)
    Stock options exercised ....................................................        625       - - -
    Income tax benefits on stock options exercised .............................        308       - - -
    Dividends paid .............................................................     (1,911)     (1,762)
                                                                                   --------------------
       Net cash provided by financing activities ...............................   $ 25,814    $ 30,561
                                                                                   --------------------
       (Decrease) in cash and due from banks ...................................   $    893    $  3,083

CASH AND DUE FROM BANKS
    Beginning ..................................................................     16,427      15,508
                                                                                   --------------------
    Ending .....................................................................   $ 17,320    $ 18,591
                                                                                   ====================

SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors and others ..................................   $ 10,282    $ 10,164
       Interest paid on other obligations ......................................      2,314       2,340
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................        968         800
       Net unrealized gains (losses) on debt securities ........................     (2,156)         62

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

Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                            (In thousands)
                                                               June 30
                                                    ---------------------------
                                                       1999              1998
                                                    ---------------------------

Agricultural ...............................        $  27,997         $  28,881
Commercial and financial ...................           34,300            34,376
Real estate, construction ..................           38,634            18,618
Real estate, mortgage ......................          382,741           328,229
Loans to individuals .......................           34,935            36,134
                                                    ---------------------------
                                                    $ 518,607         $ 446,238
Less allowance for loan losses .............           (9,227)           (8,109)
                                                    ---------------------------
                                                    $ 509,380         $ 438,129
                                                    ===========================

Transactions in the allowance for loan losses are as follows:

                                                            (In thousands)
                                                       Six Months Ended June 30
                                                       ------------------------
                                                         1999             1998
                                                       ------------------------

Balance, beginning ...........................         $ 8,856          $ 8,010
  Provision charged to expense ...............             408              408
  Net charge-offs ............................             (37)            (309)
                                                       ------------------------
Balance, ending ..............................         $ 9,227          $ 8,109
                                                       ========================

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                 (In thousands)
                                                     June 30
                                                 --------------
                                                  1999    1998
                                                 --------------

Nonaccrual ....................................  $  - -  $  - -
Accruing loans, past due 90 days or more ......   1,749   1,065
Restructured loan .............................     - -     - -
Impaired loans ................................   9,413   7,309


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

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated balance sheet of Hills Bancorporation as of June 30, 1999 reflects total assets of $719.5 million, which is an increase of $29.7 million from December 31, 1998. Net loans increased from $460.9 million to $509.4 million, which represents an increase of $48.5 million from December 31, 1998. Compared to one year ago, total assets have increased from $637.1 million to $719.5 million for an increase of $82.4 million. Also during this time, net loans increased $71.3 million to $509.4 million as of June 30, 1999. The major portion of the loan increase was in real estate loans, with loans secured by 1-4 family mortgages accounting for the largest change. The local and national economy continues to be strong and coupled with the interest rates have aided in the increase in loans outstanding. Investment securities in one year increased from $136.9 million to $151.7 million for the period from June 30, 1998 to June 30, 1999.

The growth in loans and investment securities in the last year was funded by an increase in total deposits and securities sold under agreements to repurchase of $57.4 million along with a net increase in Federal Home Loan Bank advances of $18.0 million. In addition, federal funds sold decreased from $17.1 million to $12.0 million and these funds assisted in the funding of the increase in assets. Asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January 1999, Hills Bancorporation paid a dividend of $1.30 per share, a 8.33% increase from the $1.20 paid in January 1998. The total dividend of $1,911,000 is deducted from stockholders' equity and is reflected in the resulting stockholders' equity as of June 30, 1999 of $57,314,000. Stockholders' equity at June 30, 1999 and December 31, 1998 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes. The total stockholders' equity of Hills Bancorporation as of June 30, 1999 before the reduction for the ESOP shares, as a percent of total assets is 9.39%. Under risk-based capital rules, total capital is 14.63% of risk adjusted assets, compared to the current 8% requirement.

Net income for the quarter and six months ended June 30, 1999 showed increases of $348,000 and $583,000, respectively. For both periods the changes were primarily the result of significant increases in net interest income which was the result of increases in average earning assets from the prior year. Average earning assets were approximately $60.5 million higher for the six months ended June 30, 1999 compared to the same period in 1998. Other income increased over the prior year by $272,000 for the three months ended June 30th and $511,000 for the six month period shown. Significant increases occurred in loan origination fees, trust fees and other fees and charges. Origination fees increased due to the volume of secondary market loans processed, as overall rates were more favorable than the prior year. Trust fees and other fees and charges increased by $350,000 for the six months ended June 30, 1999 and was primarily due to more trust assets under management and more accounts subject to fees and charges.

Other expenses for the six months ended June 30, 1999 were $8,844,000 or an increase of $781,000 from the period ended June 30, 1998. Salaries and employee benefits accounted for $582,000 of the increase and is the result of new staff additions in 1999, salary adjustments in January 1999, and increases in medical insurance claims over 1998 claims. All other expenses increased from $3,830,000 at June 30, 1998 to $4,029,000 at June 30, 1999 or $199,000, which was an increase of 5.20%. The major category that increased was furniture and equipment, which was $828,000 in 1998 and $910,000 in 1999 and was the result of major computer hardware and software additions in 1998.

Earnings per share, both basic and diluted increased for the quarter ending June 30, 1999 compared to 1998. For the period ending June 30, 1999 basic and diluted earnings per share were $1.40 and $1.39 in comparison to $1.18 and $1.16 for the quarter ending June 30, 1998. The earnings per share for the six months ended June 30, 1999 and June 30, 1998 were $2.80 and $2.44 for basic earnings per share and $2.78 and $2.40 for diluted earnings per share.

The Company's principal sources of funds continue to be prepayment of loan principal and current amortized loan payments. In addition, funds are provided from current operations. All of the funds are used to fulfill loan commitments, make short-term investments, and fund any deposit withdrawals needed. The Company has no material commitments or plans which will materially affect its liquidity or capital resources. The acquisition of property and equipment may be in cash purchases, or they may be financed if favorable terms are available.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              At the Annual Meeting held on April 19, 1999, the security holders approved the election of Theodore H. Pacha, Ann Marie Rhodes and Ronald E. Stutsman to three-year terms to the Board of Directors expiring at the 2002 Annual Meeting.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit
                   See exhibit II - Statement Re Computation of Earnings Per Common Share

              (b)  Reports on Form 8-K
                   No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     HILLS BANCORPORATION
                                     (Registrant)



August 13, 1999                      /s/ Dwight O. Seegmiller
---------------------------          -------------------------------------------
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