Form 10-Q
period 1999-09-30
HILLS BANCORPORATION
filed 1999-11-12
CIK 732417

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

                For the quarterly period ended September 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                              SHARES OUTSTANDING
          CLASS                                              AT October 31, 1999
--------------------------                                   -------------------
Common Stock, no par value                                         1,493,867

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                           Page
                                                                          Number

Item 1.   Financial Statements

          Consolidated balance sheets, September 30, 1999 (unaudited)
            and December 31, 1998
          Consolidated statements of income, (unaudited) for three and nine months ended September 30, 1999 and 1998
          Consolidated statements of comprehensive income, (unaudited) for three and nine months ended September 30, 1999 and 1998. Consolidated statements of stockholders' equity, (unaudited)
            for nine months ended September 30, 1999 and 1998
          Consolidated statements of cash flows (unaudited) for nine months ended September 30, 1999 and 1998
          Notes to consolidated financial statements

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

Item 6.   Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                          September 30,
                                                              1999       December 31,
                                                            Unaudited       1998*
                                                          ---------------------------
ASSETS
Cash and due from banks ..................................   $  17,344    $  16,427
Investment securities:
   Available for sale (amortized cost
     September 30, 1999 $131,702;
     December 31, 1998 $121,974) .........................     131,036      123,835
   Held to maturity (fair value
     September 30, 1999 $19,273;
     December 31, 1998 $21,740) ..........................      19,114       21,168
   Stock of Federal Home Loan Bank .......................       4,931        4,347
Federal funds sold .......................................         206       36,811
Loans, net ...............................................     536,397      460,911
Property and equipment, net ..............................      11,605       11,193
Accrued interest receivable ..............................       6,584        5,885
Deferred income taxes, net ...............................       2,836        1,838
Other assets .............................................       8,515        7,372
                                                             ---------    ---------
                                                             $ 738,568    $ 689,787
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .............................   $  63,010    $  68,100
Interest-bearing deposits ................................     485,813      466,051
                                                             ---------    ---------
   Total deposits ........................................   $ 548,823    $ 534,151
Federal funds purchased and securities
   sold under agreements to repurchase ...................      26,689       10,554
Federal Home Loan Bank notes .............................      88,700       75,732
Accrued interest payable .................................       1,978        2,048
Other liabilities ........................................       2,910        1,549
                                                             ---------    ---------
                                                             $ 669,100    $ 624,034
                                                             ---------    ---------
REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ................................................   $  10,911    $   9,301
                                                             ---------    ---------
STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued September 30, 1999 - 1,493,867 shares;
   December 31, 1998 - 1,469,443 shares ..................   $   9,785    $   9,140
Retained earnings ........................................      60,103       55,428
Accumulated other comprehensive income,
   unrealized gains (losses) on investment securities, net        (420)       1,185
                                                             ---------    ---------
                                                             $  69,468    $  65,753
Less, maximum cash obligation related to
   ESOP shares ...........................................      10,911        9,301
                                                             ---------    ---------
                                                             $  58,557    $  56,452
                                                             ---------    ---------
                                                             $ 738,568    $ 689,787
                                                             =========    =========

*  Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 1999 and 1998
                      (In Thousands, Except Per Share Data)


                                                          Three Months Ended      Nine Months Ended
                                                           1999        1998        1999       1998
                                                         --------------------    -------------------
Interest Income:
   Interest and fees on loans ........................   $ 10,746    $  9,566    $ 30,624   $ 28,108
   Interest on investment securities:
     Taxable .........................................      1,788       1,698       5,315      5,064
     Non-taxable .....................................        394         354       1,157      1,019
   Interest on federal funds sold ....................         78         350         435        893
                                                         --------    --------    --------   --------
   Total interest income .............................   $ 13,006    $ 11,968    $ 37,531   $ 35,084
                                                         --------    --------    --------   --------

Interest Expense:
   Interest on deposits ..............................   $  5,220    $  5,185    $ 15,498   $ 15,253
   Interest on securities sold under
   Interest on FHLB borrowings .......................      1,296       1,106       3,415      3,277
                                                         --------    --------    --------   --------
   Total interest expense ............................   $  6,629    $  6,379    $ 19,221   $ 18,787
                                                         --------    --------    --------   --------
   Net interest income ...............................   $  6,377    $  5,589    $ 18,310   $ 16,297

Provision for loan losses ............................        204         304         612        712
                                                         --------    --------    --------   --------

   Net interest income after provision
     for loan losses .................................      6,173       5,285      17,698     15,585
                                                         --------    --------    --------   --------

Other income:
   Loan origination fees .............................   $    121    $    166    $    525   $    500
   Trust fees ........................................        457         403       1,483      1,266
   Deposit account charges and fees ..................        605         458       1,589      1,351
   Net gains (losses) on sale of investment securities       (214)       (214)       --
   Other fees and charges ............................        464         348       1,382      1,079
                                                         --------    --------    --------   --------
                                                         $  1,433    $  1,375    $  4,765   $  4,196
                                                         --------    --------    --------   --------
Other expenses:
   Salaries and employee benefits ....................   $  2,429    $  2,133    $  7,244   $  6,366
   Occupancy .........................................        330         284         920        859
   Furniture and equipment ...........................        453         421       1,363      1,249
   Office supplies and postage .......................        290         293         814        882
   Other operating ...................................      1,045         954       3,050      2,792
                                                         --------    --------    --------   --------
                                                         $  4,547    $  4,085    $ 13,391   $ 12,148
                                                         --------    --------    --------   --------
   Income before income taxes ........................   $  3,059    $  2,575    $  9,072   $  7,633
Federal and state income taxes .......................        941         756       2,794      2,237
                                                         --------    --------    --------   --------
   Net income ........................................   $  2,118    $  1,819    $  6,278   $  5,396
                                                         ========    ========    ========   ========
Earning per common share:
    Basic ............................................   $   1.41    $   1.24    $   4.20   $   3.68
     Diluted .........................................       1.40        1.22        4.17       3.62

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             Three and Nine Months Ended September 30, 1999 and 1998
                      (In Thousands, Except Per Share Data)


                                                    Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                    ------------------    ------------------
                                                      1999      1998        1999       1998
                                                    ------------------    ------------------
Net Income ......................................   $ 2,118    $ 1,819    $ 6,278    $ 5,396

Other comprehensive income:
   Unrealized gains (losses) on debt securities .      (371)     1,147     (2,527)     1,209
   Income tax effect of unrealized gains (losses)       138       (426)       922       (450)
                                                    -------    -------    -------    -------
Comprehensive Income ............................   $ 1,885    $ 2,540    $ 4,673    $ 6,155
                                                    =======    =======    =======    =======

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 1999 and 1998
                                 (In Thousands)

                                                                                  Less
                                                                                 Maximum
                                                                 Accumulated      Cash
                                                                    Other      Obligation
                                            Capital   Retained  Comprehensive    To ESOP
                                             Stock    Earnings      Income       Shares      Total
                                            -------------------------------------------------------
Balance, January 1, 1999 ................   $ 9,140   $55,428      $ 1,185     $ (9,301)   $ 56,452
Net income ..............................     - - -     6,278        - - -        - - -       6,278
Change related to ESOP shares ...........     - - -     - - -        - - -       (1,610)     (1,610)
Cash dividends ($1.30 per share) ........     - - -    (1,911)       - - -        - - -      (1,911)
Other comprehensive income ..............     - - -     - - -       (1,605)       - - -      (1,605)
Issuance of 24,424 shares of common stock       645     - - -        - - -        - - -         645
Income tax benefit related to
   stock options exercised ..............     - - -       308        - - -        - - -         308
                                            -------------------------------------------------------
Balance, September 30, 1999 .............   $ 9,785   $60,103      $  (420)    $(10,911)   $ 58,557
                                            =======================================================


Balance, January 1, 1998 ................   $ 9,070   $49,627      $   485     $ (7,682)   $ 51,500
Net income ..............................     - - -     5,396        - - -        - - -       5,396
Change related to ESOP shares ...........     - - -     - - -        - - -       (1,120)     (1,120)
Cash dividends ($1.20 per share) ........     - - -    (1,763)       - - -        - - -      (1,763)
Other comprehensive income ..............     - - -     - - -          759        - - -         759
Tax savings on restricted stock issued ..     - - -        78        - - -        - - -          78
                                            -------------------------------------------------------
Balance, September 30, 1998 .............   $ 9,070  $ 53,338      $ 1,244     $ (8,802)   $ 54,850
                                            =======================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                                 (In Thousands)

                                                                                      1999        1998
                                                                                   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  6,278    $  5,396
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................      1,071         987
    Provision for loan losses ..................................................        612         712
    Net gains (losses) on disposition of investment securities .................        214       - - -
    Deferred income taxes ......................................................        (56)      - - -
    Compensation paid by issuance of common stock ..............................         20       - - -
    (Increase) decrease in accrued interest receivable .........................       (699)       (500)
    Amortization of bond discount ..............................................        339         216
    (Increase) in other assets .................................................     (1,401)       (910)
    Amortization of intangibles ................................................        258         258
    Increase in accrued interest and other liabilities .........................      1,291        (106)
                                                                                   --------------------
    Net cash provided by operating activities ..................................   $  7,927    $  6,053
                                                                                   --------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES  Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 26,837    $ 19,599
    Held to maturity ...........................................................      2,055       2,286
Proceeds from sale of available-for-sale securities ............................      9,003       - - -
Purchase of investment securities, available for sale ..........................    (46,726)    (29,785)
Federal funds sold, net ........................................................     36,605     (17,349)
Loans made to customers, net of collections ....................................    (76,098)    (24,968)
Purchases of property and equipment ............................................     (1,483)     (2,173)
                                                                                   --------------------
    Net cash (used in) investing activities ....................................   $(49,807)   $(52,390)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $ 14,672    $ 22,478
    Net increase (decrease) in fed funds purchased and
       securities sold under agreements to repurchase ..........................     16,135        (682)
    Borrowings from FHLB .......................................................     25,000      40,000
Payments on FHLB notes .........................................................    (12,032)    (15,032)
    Stock options exercised ....................................................        625       - - -
    Income tax benefits on stock options exercised .............................        308          78
    Dividends paid .............................................................     (1,911)     (1,762)
                                                                                   --------------------
       Net cash provided by financing activities ...............................   $ 42,797    $ 45,080
                                                                                   --------------------
       (Decrease) in cash and due from banks ...................................   $    917    $ (1,257)

CASH AND DUE FROM BANKS
    Beginning ..................................................................     16,427      15,508
                                                                                   --------------------
    Ending .....................................................................   $ 17,344    $ 14,251
                                                                                   ====================

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors and others ..................................   $ 15,568    $ 15,309
       Interest paid on other obligations ......................................      3,723       3,534
    Non-cash financing transactions:
       Increase in maximum cash obligation related
        to ESOP shares .........................................................      1,610       1,120
       Net unrealized gains (losses) on debt securities ........................     (2,557)      1,209

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1.  nterim Financial Statements

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

Note 2.  Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                           (In thousands)
                                                            September 30
                                                    ---------------------------
                                                      1999               1998
                                                    ---------------------------

Agricultural ...............................        $  29,394         $  33,946
Commercial and financial ...................           40,046            36,523
Real estate, construction ..................           39,706            24,512
Real estate, mortgage ......................          406,420           330,525
Loans to individuals .......................           30,058            29,994
                                                    ---------         ---------
                                                    $ 545,624         $ 455,500
Less allowance for loan losses .............           (9,227)           (8,483)
                                                    ---------         ---------
                                                    $ 536,397         $ 447,017
                                                    =========         =========

Transactions in the allowance for loan losses are as follows:

                                                           (In thousands)
                                                             Nine Months
                                                          Ended September 30
                                                       ------------------------
                                                         1999             1998
                                                       ------------------------

Balance, beginning ...........................         $ 8,856          $ 8,010
  Provision charged to expense ...............             612              712
  Net charge-offs ............................            (241)            (239)
                                                       -------          -------
Balance, ending ..............................         $ 9,227          $ 8,483
                                                       =======          =======

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:


                                                  (In thousands)
                                                   September 30
                                                 ----------------
                                                  1999      1998
                                                 ----------------

Nonaccrual ....................................  $- - -    $- - -
Accruing loans, past due 90 days or more ......   1,083     1,825
Restructured loan .............................   - - -     - - -
Impaired loans ................................   9,343     7,996

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

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The consolidated balance sheet of Hills Bancorporation as of September 30, 1999 reflects total assets of $738.6 million, which is an increase of $48.8 million from December 31, 1998 and $84.3 million from September 40, 1998. Net loans as of September 30, 1998 totaled $536.4 million, which represents an increase of $75.5 million from December 31, 1998 and $89.4 million from September 30, 1998. The major portion of the loan increase was in real estate loans secured by 1-4 family properties. The local and national economy continues to be strong which, coupled with moderate interest rates, have aided in the increase in loans outstanding. Investment securities as of September 30, 1999 totaled $155.1 million, an increase of $5.1 million from December 31, 1998 and $8.2 million from September 30, 1998.

The growth in loans and investment securities since December 31, 1998 was funded by a combination of an increase in total deposits, securities sold under agreements to repurchase, federal funds purchased, and Federal Home Loan Bank borrowings. In addition, federal funds sold as of December 31, 1998 decreased $36.6 million and these funds were used to fund loan growth. Asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January 1999, Hills Bancorporation paid a dividend of $1.30 per share, a 8.33% increase from the $1.20 paid in January 1998. The total dividend of $1,911,000 is deducted from stockholders' equity and is reflected in the resulting stockholders' equity as of September 30, 1999 of $58,557,000. Stockholders' equity at September 30, 1999 and December 31, 1998 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes. The total stockholders' equity of Hills Bancorporation as of September 30, 1999 before the reduction for the ESOP shares, as a percent of total assets is 9.40%. Under risk-based capital rules, total capital is 14.52% of risk adjusted assets, compared to the current 8% requirement.

Net income for the quarter and nine months ended September 30, 1999 increased $299,000 and $882,000, respectively, from the prior year periods. For both periods the changes were primarily the result of significant increases in net interest income resulting primarily from increases in average earning assets. Average earning assets were approximately $66.4 million higher for the nine months ended September 30, 1999 compared to the same period in 1998. Other income increased over the prior year by $58,000 for the three months ended September 30, 1999 and $569,000 for the nine month period shown. Loan origination fees were $45,000 less in the third quarter and are $525,000 for the nine months of 1999 compared to $500,000 in 1998. The decrease in origination fees is due primarily to reduced loan originations for the secondary market. Trust fees increased $217,000 for the nine months to $1,483,000, primarily attributable to growth of trust assets under management. Deposit account charges and fees increased $147,000 and $238,000 for the three and nine months ended September 30, 1999 compared to the same periods one year ago. Also other income was reduced for the quarter by $214,000, which represented investments securities losses taken to replace lower yielding securities with higher yielding securities of similar risk and maturity.

Other expenses for the nine months ended September 30, 1999 were $13,391,000 or an increase of $1,243,000 from the period ended September 30, 1998. Salaries and employee benefits accounted for $878,000 of the increase, attributable to new staff additions in 1999, salary adjustments in January 1999, and increases in medical insurance claims over 1998 claims. All other expenses increased from $5,782,000 at September 30, 1998 to $6,147,000 at September 30, 1999 or
$365,000, which was an increase of 6.31%. The major category that increased was furniture and equipment, which was $1,249,000 in 1998 and $1,363,000 in 1999 and was the result of major computer hardware and software additions in 1998.

Earnings per share, both basic and diluted, increased for both the quarter and the nine months ending September 30, 1999 compared to 1998. For the period ending September 30, 1999 basic and diluted earnings per share were $1.41 and $1.40 in comparison to $1.24 and $1.22 for the quarter ending September 30, 1998. The earnings per share for the nine months ended September 30, 1999 and September 30, 1998 were $4.20 and $3.68 for basic earnings per share and $4.17 and $3.62 for diluted earnings per share, respectively.

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

The total cost of the Company's Year 2000 efforts over a two year period was approximately $1,180,000 for capitalized hardware and software and an additional $88,000 in expenses charged to earnings in 1998. A substantial portion of the costs capitalized were normal upgrades, and all abandoned hardware and software had previously been fully depreciated. Management estimates the expenses of the remediation effort to make the Company's systems Year 2000 ready will total approximately $40,000 in 1999, and an estimated $105,000 to be capitalized in the last quarter of 1999. In addition, it is estimated that 2,000 man hours will be incurred by Company personnel in 1999 related to Year 2000 issues at an approximate cost of $40,000. The Company has completed a Year 2000 contingency plan that addresses, among other issues, critical operations and potential failures thereof, and strategies for business continuation. The contingency plan includes back up power sources, off-site processing of data and a detailed listing of responsibilities among various employees of their contingency plan duties. The plan was finalized during the third quarter of 1999.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ending September 30, 1999.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit
                   See exhibit II - Statement Re Computation of Earnings Per Common Share

              (b)  Reports on Form 8-K
                   No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                    HILLS BANCORPORATION
                                    (Registrant)



11/12/1999                           /s/ Dwight O. Seegmiller
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