Form 10-K
period 1999-12-31
HILLS BANCORPORATION
filed 2000-03-29
CIK 732417

HILLS BANCORPORATION

                                    FORM 10-K

                                DECEMBER 31, 1999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999.     Commission File Number 0-12668.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 20, 2000 (based upon reports of beneficial ownership that approximately 80% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $70 per share) was $83,773,000.

The number of shares outstanding of the Registrant's common stock as of March 20, 2000 is 1,495,941 shares of no par value common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 20, 2000 for the Annual Meeting of the Shareholders of the Registrant to be held April 17, 2000 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.


                                  EXHIBIT INDEX

The exhibits index is on Page 67.

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

The Banks are all full-service commercial banks extending their services to individuals, business, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon and Kalona and the surrounding area and most recently in Cedar Rapids. This area includes parts of Johnson, Linn and Washington counties. All of the Banks are actively engaged in all areas of commercial banking, including acceptance of demand; savings and time deposits; making commercial, real estate, agricultural and consumer loans; maintaining night and safe deposit facilities; and performing collection, exchange and other banking services tailored for individual customers. Hills Bank and Trust administers estates, personal trusts, and pension and profit-sharing funds and, in connection therewith, provides for farm management and investment advisory and custodial services for individuals, corporations and nonprofit organizations. At this time, trust services are available only at the Hills Bank and Trust locations. The loan activity of the Banks is diversified, with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans composing the majority of its loan portfolio. In addition, the Banks earn substantial fees from originating mortgages that are sold in the secondary residential real estate market without mortgage servicing rights being maintained.

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

Hills Bank and Trust serves the communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa. The communities have a population of approximately 80,000 and Johnson County, Iowa has a population of approximately 106,000. The University of Iowa has over 27,000 students and 23,000 full and part-time employees, including employees of The University of Iowa Hospitals and Clinics. Johnson County, Iowa has one of the strongest economies in Iowa and has had substantial economic growth in the past ten years. Johnson County is known for its educational institutions, health care facilities, cultural and sports events, and retail centers.

Hills Bank Lisbon has offices located in Lisbon, Iowa (Linn County) and Mount Vernon, Iowa (Linn County), approximately 25 miles northeast of Iowa City and does not conduct business in the same trade territories as Hills Bank and Trust. Lisbon has a population of approximately 1,500 and Mount Vernon, located two miles away, has a population of 3,700. Both communities are strong economically and are easy commuting distances to Cedar Rapids and Iowa City, Iowa. In addition, Mount Vernon is the home of Cornell College, which has approximately 1,200 students. In February 2000, Hills Bank Lisbon opened an office in downtown Cedar Rapids, Iowa. Cedar Rapids has a metropolitan population of approximately 180,000 and is located approximately 10 miles west of Lisbon, Iowa.

Hills Bank Kalona is located in Kalona, Iowa (Washington County), approximately 20 miles south of Iowa City with a population of approximately 2,000 people. Kalona is primarily an agricultural community, but is located within easy driving distance for employment in Iowa City and Washington, Iowa.

The commercial banking business is highly competitive and the Banks compete with other commercial banks, credit unions, brokerage firms, finance companies, insurance companies and other financial institutions.

Iowa's banking laws regarding interstate banking and interstate branching are currently more restrictive than many other states. As a result of the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 many of the state-imposed geographic limitations on bank ownership have been liberalized. The 1994 Act expanded opportunities for interstate banking, interstate mergers and interstate branching in the United States. First, subject to certain limitations, bank holding companies from anywhere in the United States are able to acquire Iowa banks with the permission of the Federal Reserve Board. Second, the 1994 Act authorizes a national or state bank which has its main office in another state to merge with an Iowa bank and operate the Iowa location as a branch office. However, out-of-state bank holding companies cannot acquire Iowa commercial banks unless such banks have been in existence for at least five years. Hills Bank Kalona has been in existence since September 20, 1996. Iowa also currently has a deposit concentration limit of 10% on the amount of deposits that any one banking organization can control and continue to acquire banks, which applies to both in-state and out-of-state banks. Iowa also has a 35% limit on the aggregate amount of deposits all out-of-state banking organizations can control within Iowa.

In recent years, Norwest Bank Iowa, N.A., Mercantile Bancorporation, Firstar Corporation, Commercial Federal Bank and NationsBank have acquired a number of independent banks and smaller multibank holding companies in various metropolitan areas of Iowa. Each operates under a single charter in Iowa. In September 1998, the Company's largest competing bank in Iowa City, with assets of approximately $550 million, was acquired by Mercantile Bancorporation and effective January 2000 the Mercantile banks in Iowa were merged into Firstar Bank Iowa.

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

In 1999 and 1998, three smaller banks from outlying communities in Johnson County opened branches or De Novo banks in Iowa City or Coralville, and Brenton Bank opened an office in Coralville. Similarly, several smaller banks have recently began competing in the Cedar Rapids trade area.

The Financial Services Modernization Act ("FSMA") was enacted into law on November 12, 1999. The most significant provision in this legislation is the repeal of the restriction on banks affiliating with securities firms. The FSMA would allow the creation of a "financial holding company" which can engage in a number of financial activities including insurance and securities underwriting and other agency activities, merchant banking and insurance company portfolio investment activities. Activities that are ancillary to financial activities are also allowed. Additionally, the FSMA amends the federal securities laws to incorporate functional regulation of bank securities activities and provides for the functional regulation of insurance activities by establishing which insurance products banks and bank subsidiaries may provide as principal. Furthermore, the FSMA provides reform in the Federal Home Loan Bank area by providing that banks with less than $500 million in assets may use long-term advances for loans to small businesses, small farms and small agri-businesses and replaces the current $300 million funding formula for the REFCORP obligations of the Federal Home Loan Banks to twenty percent (20%) of the Bank's annual net earnings.

In the area of privacy, the FSMA requires clear disclosure by all financial institutions of their privacy policy regarding the sharing of nonpublic information with both affiliates and third parties. Further, the FSMA requires a notice to consumers and an opportunity to "opt-out" of sharing of nonpublic personal information with nonaffiliated third parties subject to certain limited exceptions. The FSMA also provides reform in the areas of ATM's, Community Reinvestment, Community Banks and Deposit Production Offices. Specifically, the FSMA requires ATM operators who impose a fee for use of an ATM by a noncustomer to post a notice on the machine that a fee will be charged and on the screen that a fee will be charged and the amount of the fee, and further requires a notice when ATM cards are issued that surcharges may be imposed by other parties when transactions are initiated from ATM's not operated by the car issuer. The FSMA also clarifies that nothing in the act repeals any provision of the Community Reinvestment Act ("CRA"); however, the FSMA requires full disclosure of all CRA agreements and grants regulatory relief regarding the frequency of CRA exams to small banks and savings and loans (those with no more than $250 million in assets). In the community bank area, the FSMA allows community banks all the powers as a matter of right that large institutions have accumulated on an ad hoc basis, including the ability to underwrite municipal bonds in several years. Finally, the FSMA expands the prohibition of deposit production offices contained in the Reigle-Neal Interstate bill to include all branches of an out-of-state bank holding company.

Hills Bank and Trust Company is in direct competition for deposits, loans and other financial related business with other financial institutions in Johnson County, Iowa. One of the largest competitors serving Johnson County is a branch of Mercantile Bank, which does not disclose local assets. Other independent financial institutions are:

                                                                  Assets As Of
                                                                  December 31,
                                                                      1999
                                                                  -------------
                                                                  (In Millions)

Largest competing bank                                             $     382
Next largest competing bank                                              155
Largest competing credit union                                           185


Hills Bank Kalona and Hills Bank Lisbon compete with other banks in their trade territories. Management estimates that these banks hold less than 40% of the deposits in their respective communities.

No material portion of the Banks' deposits have been obtained from a single person or a few persons. Accordingly, management of the Banks have no reason to believe that the loss of the deposits of any person or few persons would have a materially adverse effect on the Banks' operations or erode its deposit base. Approximately 4.7% of the Banks' loans have been made for agricultural purposes. The agricultural sector of the economy has been cyclical with a general trend toward fewer and larger farms. The Banks have not experienced a material adverse effect on their business as a result of defaults on agricultural loans and expect none in the future.

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

The Company is regulated by the Federal Reserve Bank.

All the Banks are regulated by the Federal Deposit Insurance Corporation and the State of Iowa Division of Banking.

The Company had no employees as of December 31, 1999 and the Banks had 232 regular and 80 part-time employees.

The following consolidated statistical information reflects selected balances and operations of the Company and the Banks for the periods indicated.

The following tables show (1) average balances of assets and liabilities, (2) interest income and expense on a tax equivalent basis, (3) interest rates and differential and (4) changes in interest income and expense.

AVERAGE BALANCES
(Average Daily Basis)


                                                         December 31,
                                              ----------------------------------
                                                  1999       1998       1997
                                              ----------------------------------
                                                        (In Thousands)
ASSETS

   Cash and due from banks ................... $  16,863  $  13,441  $  12,689
   Taxable securities ........................   119,856    111,099    110,542
   Nontaxable securities .....................    34,699     30,122     25,184
   Federal funds sold ........................     9,796     23,279      3,032
   Loans, net ................................   508,293    438,072    397,787
   Property and equipment, net ...............    11,633     10,410      8,603
   Other assets ..............................    17,249     16,098     14,829
                                               --------------------------------
                                               $ 718,389  $ 642,521  $ 572,666
                                               ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Noninterest-bearing demand deposits ....... $  62,317  $  52,538  $  48,330
   Interest-bearing demand deposits ..........    57,017     46,874     43,262
   Savings deposits ..........................   152,507    131,988    119,282
   Time deposits .............................   274,507    262,111    250,241
   Securities sold under agreements to
      repurchase and federal funds
      purchased ..............................    12,139      7,974      8,740
   FHLB borrowings ...........................    86,880     75,262     43,026
   Other liabilities .........................     4,659      4,250      4,255
   Redeemable common stock held by
      Employee Stock Ownership Plan ..........    10,127      8,491      7,049
   Stockholders' equity ......................    58,236     53,033     48,481
                                               --------------------------------
                                               $ 718,389  $ 642,521  $ 572,666
                                               ================================

INTEREST INCOME AND EXPENSE



                                                    Year Ended December 31,
                                            ------------------------------------
                                                  1999       1998       1997
                                              ----------------------------------
                                                        (In Thousands)

Income:
   Loans (1) ................................. $  42,107  $  38,039  $  34,814
   Taxable securities ........................     7,167      6,832      6,769
   Nontaxable securities (1) .................     2,373      2,112      1,845
   Federal funds sold ........................       455      1,209        158
                                              ---------------------------------
              Total interest income ..........    52,102     48,192     43,586
                                              ---------------------------------
Expense:
   Interest-bearing demand deposits ..........     1,175        997        949
   Savings deposits ..........................     4,769      4,648      4,183
   Time deposits .............................    14,882     14,813     14,162
   Securities sold under agreements to
      repurchase .............................       517        417        426
   FHLB borrowings ...........................     4,970      4,379      2,782
                                              ---------------------------------
              Total interest expense .........    26,313     25,254     22,502
                                              ---------------------------------

              Net interest income ............ $  25,789  $  22,938  $  21,084
                                              =================================

(1)  Presented on a tax equivalent basis using a federal tax rate of 34%.




INTEREST RATES AND INTEREST DIFFERENTIAL


                                                        Year Ended December 31,
                                                   -----------------------------
                                                        1999     1998     1997
                                                   -----------------------------
Average yields:
   Taxable securities .............................     5.98%    6.15%    6.12%
   Nontaxable securities ..........................     4.51     4.63     4.84
   Nontaxable securities (tax equivalent basis) ...     6.84     7.01     7.33
   Loans (1) ......................................     8.25     8.64     8.70
   Loans (tax equivalent basis) ...................     8.28     8.68     8.75
   Federal funds sold .............................     4.64     5.19     5.21
   Interest-bearing demand deposits ...............     2.06     2.13     2.19
   Savings deposits ...............................     3.13     3.52     3.51
   Time deposits ..................................     5.42     5.65     5.66
   Securities sold under agreements to repurchase .     4.26     5.23     4.87
   Interest on FHLB borrowings ....................     5.72     5.82     6.47
   Yield on average interest-earning assets .......     7.75     8.00     8.12
   Rate on average interest-bearing liabilities ...     4.51     4.82     4.84
   Net interest spread (2) ........................     3.24     3.18     3.28
   Net interest margin (3) ........................     3.83     3.81     3.93


(1) Nonaccruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2) Net interest spread is the difference between the yield on average interest-earning assets and the yield on average

(3) Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.

CHANGE IN INTEREST INCOME AND EXPENSE



                                                 Change Due  Change Due   Total
                                                 -------------------------------
                                                 To Volume    To Rates    Change
                                                 -------------------------------
                                                         (In Thousands)

Year ended December 31, 1999:
   Change in interest income:
      Loans ..................................... $ 5,882   $ (1,814)   $ 4,068
      Taxable securities ........................     528       (193)       335
      Nontaxable securities .....................     337        (76)       261
      Federal funds sold ........................    (637)      (117)      (754)
                                                 -------------------------------
                                                    6,110     (2,200)     3,910
                                                 -------------------------------
   Change in interest expense:
      Interest-bearing demand deposits ..........     212        (34)       178
      Savings deposits ..........................     672       (551)       121
      Time deposits .............................     685       (616)        69
      Securities sold under agreements to
         repurchase .............................     188        (88)       100
      Interest on FHLB borrowings ...............     667        (76)       591
                                                 -------------------------------
                                                    2,424     (1,365)     1,059
                                                 -------------------------------
   Change in net interest income ................ $ 3,686   $   (835)   $ 2,851
                                                 ===============================

Year ended December 31, 1998:
   Change in interest income:
      Loans ..................................... $ 3,505    $  (280)   $ 3,225
      Taxable securities ........................      32         31        63
      Nontaxable securities .....................     330        (63)       267
      Federal funds sold ........................   1,052         (1)     1,051
                                                 -------------------------------
                                                    4,919       (313)     4,606
                                                 -------------------------------
   Change in interest expense:
      Interest-bearing demand deposits ..........      75        (27)        48
      Savings deposits ..........................     453         12        465
      Time deposits .............................     676        (25)       651
      Securities sold under agreements to
         repurchase .............................     (39)        30        (9)
      Interest on FHLB borrowings ...............   1,901       (304)     1,597
                                                 -------------------------------
                                                    3,066       (314)     2,752
                                                 -------------------------------
   Change in net interest income ................ $ 1,853    $     1    $ 1,854
                                                 ===============================

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

LOANS

The following table shows the composition of loans (before deducting the reserve for loan losses) as of December 31 for each of the last five years.



                                                  December 31,
                             ---------------------------------------------------
                                1999      1998      1997      1996      1995
                             ---------------------------------------------------
                                                 (In Thousands)

Agricultural ................ $  27,302 $  32,318 $  27,636 $  23,133 $  19,000
Commercial and financial ....    36,848    39,438    33,616    30,650    26,810
Real estate, construction ...    40,879    28,476     8,157     8,846     7,937
Real estate, mortgage .......   439,072   338,871   332,655   279,134   239,899
Loans to individuals ........    31,030    30,664    28,707    33,812    31,640
                             ---------------------------------------------------
              Total ......... $ 575,131 $ 469,767 $ 430,771 $ 375,575 $ 325,286
                             ===================================================

There were no foreign loans outstanding for any of the years presented

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 1999:

                                                  Amount    One Year     One To    Over Five
                                                 Of Loans  Or Less(1)  Five Years    Years
                                                ---------------------------------------------
                                                                 (In Thousands)

Commercial, financial and agricultural ......... $  64,150  $  35,134  $  24,776  $   4,240
Real estate, construction and mortgage .........   479,951     73,126    192,431    214,394
Other ..........................................    31,030     10,492     19,732        806
                                                --------------------------------------------
                                                 $ 575,131  $ 118,752  $ 236,939  $ 219,440
                                                ============================================
Interest rates on loans are as follows:

   Fixed rate .................................. $ 355,167  $  98,300  $ 229,552  $  27,315
   Variable rate ...............................   219,964     20,452      7,387    192,125
                                                --------------------------------------------
                                                 $ 575,131  $ 118,752  $ 236,939  $ 219,440
                                                ============================================

(1) A significant portion of the commercial loans are six-month notes. However, a significant amount of these notes are renewed when due.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Company's nonaccrual, past due, restructured and impaired loans as of December 31 for each of the years presented:



                                      1999     1998     1997     1996     1995
                                   ---------------------------------------------
                                                   (In Thousands)

Nonaccrual loans .................. $   - -  $    12  $   - -  $   339  $   489
Accruing loans past due
   90 days or more ................   1,320      945      954    1,092      417
Restructured loans
Impaired loans ....................   9,265    8,956    9,556    7,811    5,465


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

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                              Year Ended December 31,
                                  ----------------------------------------------
                                     1999     1998     1997     1996     1995
                                  ----------------------------------------------
                                                  (In Thousands)

Amount of loan loss allowance
   at beginning of year .......... $ 8,856  $ 8,010  $ 7,311  $ 6,740  $ 6,210
                                  ----------------------------------------------
Charge-offs:
   Agriculture ...................      60        4      197      300      101
   Commercial and financial ......     181      431      326      236      387
   Real estate, mortgage .........     104      132      215      127      180
   Loans to individuals ..........     418      401      390      308      254
                                  ----------------------------------------------
                                       763      968    1,128      971      922
                                  ----------------------------------------------
Recoveries:
   Agriculture ...................     157      125       65       48      218
   Commercial and financial ......     260      256      195       95      226
   Real estate, mortgage .........      30      100      377      215      149
   Loans to individuals ..........     310      417      142       80      137
                                  ----------------------------------------------
                                       757      898      779      438      730
                                  ----------------------------------------------
Net charge-offs ..................       6       70      349      533      192
                                  ----------------------------------------------
Allowances of acquired banks .....     - -      - -      - -      350      - -
                                  ----------------------------------------------
Provision for loan losses (1) ....     900      916    1,048      754      722
                                  ----------------------------------------------
Balance of loan loss allowance
   at end of year ................ $ 9,750  $ 8,856  $ 8,010  $ 7,311  $ 6,740
                                  ==============================================
Ratio of net charge-offs during
   year to average loans
   outstanding ...................    0.00%    0.02%    0.09%    0.16%    0.06%
                                  ==============================================

The balance of the loan loss allowance has not been allocated by type of loan. Management regularly reviews the loan portfolio and does not expect any unusual material amount to be charged off during 2000 that would be significantly different than the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Banks review and place in risk categories specific borrowings. Based upon the risk category assigned, the Banks allocate a percentage, as determined by management, for a required allowance needed. The risk categories are similar to those used by federal and state regulatory agencies and consist of the following:

(1)  Potential watch and watch
(2)  Problem
(3)  Substandard
(4)  Doubtful

In addition, each bank's management also reviews and, where determined necessary, allows for specific allowances based upon reviews of specific borrowers and provides general allowances for areas which management believes are of higher credit risk (agricultural loans and constructed model real estate homes as of December 31, 1999).

A summary of the components of the allowance for loan loss, by risk category, as of December 31, 1999 and 1998 is as follows:


                                                         1999        1998
                                                  ------------------------------
                                                          (In Thousands)

Potential watch and watch loans ..................   $   3,164    $  2,905
Substandard ......................................       2,416       2,169
Specific borrowers (agricultural loans) ..........       1,025       1,048
Constructed model real estate homes ..............         925         969


Anticipated charge-offs of the above categories are not determinable at December 31, 1999; however, it is possible that agricultural loan charge-offs could be higher in 2000 than the historical average due to lower farm commodity prices in recent months.

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities as of December 31, 1999, 1998 and 1997 and the maturities and weighted average yield of the investment securities as of December 31, 1999:


                                                          December 31,
                                               ---------------------------------
                                                   1999       1998       1997
                                               ---------------------------------
                                                         (In Thousands)
Carrying value:
   U. S. Treasury securities .................. $  19,470  $  33,340  $  40,189
   Obligations of other U. S. Government
      agencies and corporations ...............    94,302     78,083     65,445
   Obligations of states and political
      subdivisions ............................    36,496     33,580     27,692
                                               ---------------------------------
                                                $ 150,268  $ 145,003  $ 133,326
                                               =================================


                                                            December 31, 1999
                                                        ------------------------
                                                                        Weighted
                                                          Carrying      Average
                                                           Value         Yield
                                                        ------------------------
                                                        (In Thousands)
Type and maturity grouping:
   U. S. Treasury maturities:
      Within 1 year .................................... $    9,029       6.23%
      From 1 to 5 years ................................     10,441       5.96
                                                        ------------
                                                             19,470
                                                        ------------
   Obligations of other U. S. Government agencies and
      corporations, maturities:
      Within 1 year ....................................     17,477       6.15%
      From 1 to 5 years ................................     76,353       6.02
      From 5 to 10 years ...............................        472       6.05
                                                        ------------
                                                             94,302
                                                        ------------
   Obligations of states and political subdivisions,
      maturities:
      Within 1 year ....................................      3,302       6.97%
      From 1 to 5 years ................................     19,080
      From 5 to 10 years ...............................     13,851       6.71
      Over 10 years ....................................        263       8.11
                                                        ------------
                                                             36,496
                                                        ------------
              Total .................................... $  150,268
                                                        ============

INVESTMENT SECURITIES

As of December 31, 1999, there were no investment securities of any issuer, other than securities of the U. S. Government and U. S. Government agencies and corporations, exceeding 10% of stockholders' equity.

The weighted average yield is based on the amortized cost of the investment securities. The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5%.

DEPOSITS

The following tables show the average deposits and rates paid on such deposits for the years ended December 31, 1999, 1998 and 1997 and the composition of the certificates issued in denominations in excess of $100,000 as of December 31, 1999:


                                                                        December 31,
                                            ----------------------------------------------------------------
                                               1999       Rate      1998       Rate       1997       Rate
                                            ----------------------------------------------------------------
Average noninterest-bearing deposit ........ $  62,317    0.00%   $  52,538    0.00%    $  48,330    0.00%
Average interest-bearing demand
   deposits ................................    57,017    2.06       46,874    2.13        43,262    2.19
Average savings deposits ...................   152,507    3.13      131,988    3.52       119,282    3.51
Average time deposits ......................   274,507    5.42      262,111    5.65       250,241    5.66
                                            ----------           ----------            ----------
                                             $ 546,348            $ 493,511             $ 461,115
                                            ==========           ==========            ==========

Time certificates issued in amounts
   of $100,000 or more as of
   December 31, 1999 with                         Amount               Rate
   maturity in:                                -------------------------------
   3 months or less ........................    $   4,861              5.15
   3 through 6 months ......................        9,228              5.05
   6 through 12 months .....................        6,285              5.07
   Over 12 months ..........................       10,068              5.60
                                               -----------
                                                $  30,442
                                               ===========

There were no deposits in foreign banking offices.

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average stockholders' equity and average assets for the years ended December 31, 1999, 1998 and 1997:



                                                            December 31,
                                                  ------------------------------
                                                     1999       1998       1997
                                                  ------------------------------
Return on assets ..............................      1.18%      1.17%      1.24%
Return on stockholders' equity ................     14.54      14.12      14.62
Dividend payout ratio .........................     22.56      23.52      21.69
Stockholders' equity to assets ratio ..........      8.11       8.25       8.47


SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 1999, 1998 and 1997:



                                                    1999      1998      1997
                                                 -------------------------------
                                                     (Amounts In Thousands)

Outstanding as of December 31 ................... $ 26,714  $ 10,554  $  9,008
Weighted average interest rate at year end ......     4.28%     4.40%     4.30%
Maximum month-end balance .......................   27,815    10,547    16,104
Average month-end balance .......................   12,139     7,974     8,740
Weighted average interest rate for the year .....     4.26%     5.23%     4.87%


FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates during 1999, 1998 and 1997:



                                                    1999      1998      1997
                                                --------------------------------
Outstanding as of December 31 .................. $ 108,700  $ 75,732  $ 50,764
Weighted average interest rate at year end .....      5.66%     5.68%     6.42%
Maximum month-end balance ......................   108,700    85,764    50,764
Average month-end balance ......................    86,880    75,262    43,026
Weighted average interest rate for the year ....      5.72%     5.82%     6.47%

PART I

Item 2.   Properties

The Company's office and the main bank of Hills Bank and Trust are located at 131 Main Street, Hills, Iowa. This is a brick building containing approximately 14,200 square feet, a portion of which was built in 1977 and remodeled in 1986. A two-story addition was completed in 1984.

The other offices of Hills Bank and Trust are as follows:


1. Iowa City office located at 1401 South Gilbert Street is a one-story brick building containing approximately 15,400 square feet. The branch has five drive-up teller lanes and a drive-up 24-hour automatic teller machine. The Bank's trust department is located here. This building was constructed in 1982 and has been expanded several times, most recently in 1998.

2. Coralville office is a two-story building built in 1972 that contains approximately 16,700 square feet of space. This ofice is equipped with four drive-up teller lanes and one 24-hour automatic teller machine.

3. A 2,800 square foot branch bank in North Liberty, Iowa was opened for business in 1986. That office is a full-service location including three drive-up teller lanes and a drive-up automatic teller machine.

4. The Bank leases an office at 132 East Washington Street in downtown Iowa City with approximately 2,500 square feet. The office has two 24-hour automatic teller machines and two private offices in addition to a tellers and customer service area. The lease expires in 2001, but the Bank has an option for an additional five years.

5.     In June 1999,  the Bank opened an office at  2400 Towncrest Drive  on the
       eastside of Iowa City.   The office is approximately 1,100 square fet and
       the lease expires in June 2002.


The Lisbon office of Hills Bank is a two-story brick building in Lisbon, Iowa with approximately 3,000 square feet of banking retail space located on the first floor. The building was extensively remodeled in 1996 and has one drive-up lane and a walk-up 24-hour automatic teller machine. Hills Bank Lisbon constructed and opened its Mount Vernon office location in February 1998 with the completion of a full service, 4,200 square foot office, with four drive-up lanes and a drive-up automatic teller machine. In February 2000, the Bank opened a 2,900 square foot branch office in Cedar Rapids which is leased.

Hills Bank Kalona owns a 6,400 square foot building in Kalona that contains a walk-up 24-hour automatic teller machine and one drive-up lane. This is an older building that has been remodeled a number of times including a major renovation in late 1998.

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.


PART I

Item 3.   Legal Proceedings

There are no material pending legal proceedings.

Neither the Company nor the Banks hold any properties which are the subject of hazardous waste clean up investigations.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 1999.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

There is no established trading market for the Company's common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. A bid and ask price is quoted in an Iowa City local paper and the quotes are provided by a local broker. The Company's stock is not actively traded. As of December 31, 1999, the Company had 1,166 shareholders.

Based on the Company's stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:



               Number                              High                 Low
              Of Shares        Number Of          Selling             Selling
Year           Traded         Transactions         Price               Price
--------------------------------------------------------------------------------
1999           6,415               22             $   70              $   58
1998           2,320               12                 58                  48
1997           7,314               12                 48                  40


The Company paid aggregate annual cash dividends in 1999 and 1998 of $1,910,000 and $1,761,000, respectively, or $1.30 per share in 1999 and $1.20 per share in 1998. In January 2000, the Company declared and paid a dividend of $1.45 per share totaling $2,169,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Banks, and the future earnings, capital requirements and financial condition of the Company.

PART II

Item 6.   Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY


                                                 1999        1998        1997        1996        1995
                                             ------------------------------------------------------------
YEAR-END TOTALS
   Total assets ............................. $  773,966  $  689,787  $  603,102  $  539,452  $  484,607
   Investment securities ....................    156,198     149,350     138,064     132,635     121,536
   Federal funds sold .......................        206      36,811       2,447       1,107      16,080
   Loans, net ...............................    565,381     460,911     422,761     368,264     318,546
   Deposits .................................    562,086     534,151     479,770     450,061     392,257
   Federal Home Loan Bank notes .............    108,700      75,732      50,764      25,795      30,727
   Redeemable common stock ..................     10,953       9,301       7,682       6,416       5,271
   Stockholders' equity .....................     60,264      56,452      51,500      47,335      43,277

EARNINGS

   Interest income .......................... $   51,121  $   47,289  $   42,743  $   37,516  $   33,978
   Interest expense .........................     26,313      25,254      22,502      19,951      18,468
   Provision for loan losses ................        900         916       1,048         754         722
   Other income .............................      6,437       5,811       5,938       3,868       3,438
   Other expenses ...........................     18,309      16,438      15,500      12,057      10,975
   Applicable income taxes ..................      3,570       3,006       2,545       2,478       1,994
   Net income ...............................      8,466       7,486       7,086       6,144       5,257

PER SHARE
   Net income:
      Basic ................................. $     5.70  $     5.10  $     4.83  $     4.19  $     3.59
      Diluted ...............................       5.66        5.02        4.78        4.15        3.57
   Cash dividends ...........................       1.30        1.20        1.05        0.95        0.87
   Book value as of December 31 .............      40.29       38.42       35.08       32.30       29.57
   Increase (decrease) in book value
      due to:
      ESOP obligation and debt ..............      (7.32)      (6.33)      (5.23)      (4.38)      (3.60)
      Unrealized gains (losses) on
        debt securities .....................      (0.66)       0.81        0.33        0.46        0.20

SELECTED RATIOS

   Return on average assets .................       1.18%       1.17%       1.24%       1.22%       1.14%
   Return on average equity .................      14.54       14.12       14.62       13.97       13.32
   Net interest margin ......................       3.83        3.81        3.93        3.86        3.74
   Average stockholders' equity to
      average total assets ..................       8.11        8.25        8.47        8.72        8.58
   Dividend payout ratio ....................      22.56       23.52       21.69       22.62       24.12

PART II

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations

Special Note Regarding Forward Looking Statements
-------------------------------------------------

The discussion following contains certain forward-looking statements with respect to the financial condition, the results of operations and business of the Company. These statements involve certain risks and uncertainties which are often inherent in the ongoing operation of financial institutions such as the Company's subsidiary banks.

Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "target," "goal," "objective," "intend," "estimate" and similar expressions.

The risks involved in the operations and strategies of the Company include competition from other financial institutions, changes in interest rates, changes in economic or market conditions as well as events and trends affecting specific assets, the effect of credit quality and market perceptions of value on the fair values of financial instruments and regulatory factors. These risks, which are not inclusive, cannot be accurately estimated.

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

Loans, and the allowance for loan losses, carry the risk that borrowers will not repay all funds in a timely manner, as well as the risk of total loss. The collateral pledged as security for loans may or may not have the value which has been attributed to it. The loan loss reserve, while believed to be adequate, may prove inadequate if one or more large-balance borrowers, or numerous mid-balance borrowers, or a combination of both, experience financial difficulty for a variety of reasons. These reasons may relate to the financial circumstances of an individual borrower, or may be caused by negative economic circumstances of an individual borrower, or may be caused by negative economic circumstances at the local, regional, national or international level which are beyond the control of the borrowers or the lender.

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

Financial Position
------------------

Year End Amounts (In Thousands)            1999       1998       1997       1996       1995
----------------------------------------------------------------------------------------------
Loans, net of allowance for losses .... $ 565,381  $ 460,911  $ 422,761  $ 368,264  $ 318,546
Investment securities .................   156,198    149,350    138,064    132,635    121,536
Deposits ..............................   562,086    534,151    479,770    450,061    392,257
Federal Home Loan Bank notes ..........   108,700     75,732     50,764     25,795     30,727
Stockholders' equity ..................    60,264     56,452     51,500     47,335     43,277
Total assets ..........................   773,966    689,787    603,102    539,452    484,607


In 1999, net loans increased $104.5 million, primarily in real estate mortgage loans, as demand remained high and rates continued to be attractive. The large increase in loans was primarily driven by a strong local economy, the sale of a local competing bank and favorable interest rates. The 1998 loan growth of $38.2 million was also concentrated in real estate mortgage loans.

Total assets increased 12.20% in 1999, compared to an increase of 14.37% in 1998. The growth in assets in 1999 and 1998 was primarily attributable to strong loan demand real estate mortgage loans.

Deposits increased 5.23% in 1999 compared to an increase of 11.33% in 1998. The banks continued to compete for deposits in a market area where the total deposit growth was weak. Federal Home Loan Bank note borrowings increased by a net $33 million in 1999 and $25 million in 1998 with the advances used to fund the loan growth.

Components of Diluted Earnings Per Share
----------------------------------------

                                                     1999      1998      1997
--------------------------------------------------------------------------------

Net interest income ............................. $   16.59 $   14.78 $   13.64
Provision for loan losses .......................     (0.60)    (0.61)    (0.71)
Noninterest income ..............................      4.30      3.90      4.00
Noninterest expense .............................    (12.24)   (11.03)   (10.44)
                                                 -------------------------------
              Income before income taxes ........      8.05      7.04      6.49
Income tax expense ..............................     (2.39)    (2.02)    (1.71)
                                                 -------------------------------
              Net income ........................ $    5.66 $    5.02 $    4.78
                                                 ===============================

In 1999, the increase in net income was due primarily to increased net interest income, primarily resulting from a large increase in earning assets. The 1999 increase in noninterest income totaling $941,000 included increases in trust fees ($286,000), deposit charges and fees ($375,000) and other charges and fees ($487,000).

The 1998 increase in net income resulted from increases in net interest income and noninterest income, but was partially offset by higher noninterest expense. Both noninterest income and noninterest expense for 1997 included the recognition of a $1,054,000 gain on the contribution of a marketable equity security to Hills Bancorporation Foundation, a private charitable foundation. As a result of the stock contribution, Hills Bancorporation received an income tax benefit of approximately $340,000, which reduced income tax expense.

The Company consistently benefited from low provisions for loan losses, a result of a strong local economy and a loan portfolio that is concentrated in well-secured real estate loans.

Net Interest Income
-------------------

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The measure is shown on a tax-equivalent basis to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 1999 as follows:

                                                                                    INTEREST INCOME
                                                                             -----------------------------
                                                                                   Increase (Decrease)
                                                        Change In  Change In -----------------------------
                                                         Average    Average   Volume     Rate       Net
                                                         Balance     Rate     Changes   Changes    Change
                                                       ---------------------------------------------------
                                                                       (Amounts In Thousands)
Loans, net ............................................ $  70,221    (0.39)% $  5,882  $ (1,814) $  4,068
Taxable securities ....................................     8,757    (0.17)       528      (193)      335
Nontaxable securities .................................     4,577    (0.17)       337       (76)      261
Federal funds sold ....................................   (13,483)   (0.72)      (637)     (117)     (754)
                                                       -----------          ------------------------------
                                                        $  70,072            $  6,110  $ (2,200) $  3,910
                                                       ===========          ==============================

                                                                                   INTEREST EXPENSE
                                                                             ----------------------------

Interest-bearing demand deposits ...................... $  10,143    (0.07)% $    212  $    (34) $    178
Savings deposits ......................................    20,519    (0.39)       672      (551)      121
Time deposits .........................................    12,396    (0.23)       685      (616)       69
Securities sold under agreements to repurchase ........     4,165    (0.97)       188       (88)      100
FHLB borrowings .......................................    11,618    (0.10)       667       (76)      591
                                                       -----------          ------------------------------
                                                        $  58,841      - -   $  2,424  $ (1,365)    1,059
                                                       ===========          ==============================
Change in net interest income .........................                      $  3,686  $   (835) $  2,851
                                                                            ==============================

Net interest income changes for 1998 were as follows:

                                      Change In  Effect Of  Effect Of
                                       Average    Volume      Rate        Net
                                       Balance    Changes    Changes     Change
                                    --------------------------------------------
Interest-earning assets ............  $ 66,027    $ 4,919    $ (313)   $ 4,606
Interest-bearing liabilities .......    59,658      3,066      (314)     2,752
                                                --------------------------------
Change in net interest income ......             $  1,853    $    1    $ 1,854
                                                ================================

A summary of the net interest spread and margin is as follows:

        (Tax Equivalent Basis)                            1999    1998    1997
--------------------------------------------------------------------------------

Yield on average interest-earning assets ...............  7.75%   8.00%   8.12%
Rate on average interest-bearing liabilities ...........  4.51    4.82    4.84
                                                        ------------------------
Net interest spread ....................................  3.24    3.18    3.28
Effect of noninterest-bearing funds ....................  0.59    0.63    0.65
                                                        ------------------------
Net interest margin (tax equivalent interest income
   divided by average interest-earning assets) .........  3.83%   3.81%   3.93%
                                                        ========================

Loan Losses
-----------

The provision for loan losses totaled $900,000, $916,000 and $1,048,000 for 1999, 1998 and 1997, respectively. Charge-offs, net of recoveries were $6,000 for 1999, $70,000 for 1998 and $349,000 for 1997.

The allowance for loan losses totaled $9,750,000 at December 31, 1999 compared to $8,856,000 at December 31, 1998. The percentage of the allowance to outstanding loans was 1.70% and 1.89% at December 31, 1999 and 1998, respectively. The economy remains strong in the Banks' trade areas of Johnson, Washington and Linn Counties, Iowa. Unemployment remains quite low in the Bank's trade territory and, for the most part, area businesses have maintained stable employment levels.

Agricultural loans totaled $27,302,000 at December 31, 1999. Management has assessed the risks for agricultural loans higher than the other loans due to unpredictable commodity prices, the effects of weather on crops and uncertainties regarding government support programs. Therefore, the allowance for loan losses includes general and specific reserves for these loans.

Loan concentrations, quality and loan terms had no other significant change in 1999 except that agricultural loans experienced a $5,000,000 decrease from 1999 and $100,000,000 of the 1999 loan growth was in real estate mortgages. Therefore, the estimation methods and assumptions used in determining the 1999 allowance were consistent with 1998 and nearly all the additional allowance for loan losses was allocated to new loans. Net loss experience for the past three years has been consistently low, but the overall growth of the loan portfolio results in a higher allowance for loan losses.

There are no known trends or uncertainties that are reasonably likely to have a material effect on the allowance for loan losses in the near-term.

Other Income
------------

Dollars Per Share, Based on Weighted Average
   Diluted Shares Outstanding                         1999     1998     1997
--------------------------------------------------------------------------------

Real estate origination fees ...................... $  0.39  $  0.54  $  0.26
Trust fees ........................................    1.36     1.17     0.92
Deposit account charges and fees ..................    1.47     1.23     1.28
Other fees and charges ............................    1.29     0.96     0.81
Other .............................................     - -      - -     0.10
Investment securities gains (losses) ..............   (0.21)     - -     0.63
                                                   -----------------------------
                                                    $  4.30  $  3.90 $   4.00
                                                   =============================

Other income for 1999 increased by $626,000 to $6,437,000. Loan origination fees were $592,000 compared to $799,000 for 1998. The decrease is due primarily to the fewer loan refinancing after interest rates increased in the second half of 1999. Trust fees increased $286,000 for the year to $2,029,000 due to more trust assets under management. Deposit account charges and fees increased $375,000 for 1999 and other fees and charges increased $487,000. Other income was reduced for 1999 by $315,000, which represented investment securities losses taken to replace lower yielding securities with higher yielding securities of similar risk and maturity.

In 1998, total other income increased $967,000 on a comparable basis to 1997 after adjusting for investment securities gain in 1997 of $940,000 and $154,000 gain on the sale of the student loan portfolio. Due to the lower interest rate environment in 1998, loan origination fees increased $412,000 over the 1997 amount of $387,000. In addition, trust fees increased $380,000 due to new accounts and higher balances under management.

Other Expenses
--------------

Dollars Per Share, Based on Weighted Average
   Diluted Shares Outstanding                         1999     1998     1997
--------------------------------------------------------------------------------

Salaries and employees benefits ................... $  6.56  $  5.75  $  4.79
Occupancy .........................................    0.84     0.76     0.68
Furniture and equipment ...........................    1.26     1.13     0.96
Office supplies and postage .......................    0.74     0.79     0.60
Contributions .....................................    0.03     0.03     0.75
Other .............................................    2.81     2.57     2.66
                                                   -----------------------------
                                                    $ 12.24  $ 11.03  $ 10.44
                                                   =============================

Other expenses for 1999 increased to $18,309,000 from $16,438,000 in 1998. Salaries and benefits accounted for $1,200,000 of the increase for the year. This is a result of new staff additions during 1999 including staff for the new branch, salary adjustments in January 1999 and significant increases in medical insurance claims in 1999 compared to 1998. All other expenses increased from $7,863,000 in 1998 to $8,502,000 for the year ended December 31, 1999. The major category that increased was furniture and equipment, which was $1,687,000 in 1998 and $1,893,000 in 1999 and was the result of depreciation and amortization of major computer hardware and software additions in 1999 and late 1998.

Salaries and benefits increased $1,457,000 in 1998 compared to 1997. The Banks have added positions in the retail sector of the Banks, including the Trust Department, as a result of increased business. At the end of 1998, full time equivalent employees totaled 253, an increase of 30 since December 31, 1997. Included in the 1998 increase are new personnel located at the Mount Vernon office of Hills Bank Lisbon, which opened in February 1998. Occupancy and furniture and equipment expenses increased $378,000 in 1998, or 15.45% over 1997 due to depreciation on the new office in Mount Vernon, a new computer hardware and software system installed in the first quarter of 1998, and expenses related to the Year 2000 computer changes which totaled approximately $88,000.

Income Taxes
------------

Income tax expense was $3,570,000, $3,006,000 and $2,545,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The corresponding percentage of income taxes compared to income before income taxes is 29.66% in 1999, 28.65% in 1998 and 26.40% in 1997. Income tax expense for 1997 was 26.4% of pretax income, compared to an average of 29.16% for other years, due to contributions.

Impact of Recently Issued Accounting Standards
----------------------------------------------

Recently issued accounting standards are summarized below.

Statement No. 133 on derivatives will, in 2000, require all derivatives to be recorded at fair value in the balance sheet, with changes in fair value run through income. If derivatives are documented and effective as hedges, the change in the derivative fair value will be offset by an equal change in the fair value of the hedged item.

This standard is not expected to have a material effect on future financial statements.

Interest Rate Sensitivity and Liquidity Analysis
------------------------------------------------

At December 31, 1999, the Company's interest rate sensitivity report is as follows (in thousands):


                                    Repricing                        Days
                                    Maturities -------------------------------------------- More Than
                                   Immediately    2-30       31-90      91-180     181-365   One Year   Total
                                   ----------------------------------------------------------------------------
Earning assets:
   Federal funds sold ............. $     206  $     - -  $     - -  $    - -   $    - -  $     - -  $     206
   Investment
      securities ..................       - -        390      6,700     7,855     14,862    126,391    156,198
   Loans ..........................       - -     52,440     26,001    32,869     51,183    412,638    575,131
        Total earning              ----------------------------------------------------------------------------
           assets .................       206     52,830     32,701    40,724     66,045    539,029    731,535
Sources of funds:                  ----------------------------------------------------------------------------
   Interest-bearing
      checking and
      savings accounts ............    79,431        - -       - -        - -        - -    137,651    217,082
   Certificates of
      deposit .....................       - -     19,117    21,465     53,161     45,246    139,221    278,210
   Other borrowings -
      FHLB ........................       - -        - -    10,000      3,000      5,000     90,700    108,700
   Repurchase
      agreements and
      federal funds ...............    26,714        - -       - -        - -        - -        - -     26,714
                                   ----------------------------------------------------------------------------
                                      106,145     19,117    31,465     56,161     50,246    367,572    630,706
   Other sources,
      primarily
      noninterest-
      bearing .....................       - -        - -       - -        - -        - -    100,829    100,829
                                   ----------------------------------------------------------------------------
        Total sources .............   106,145     19,117    31,465     56,161     50,246    468,401    731,535
                                   ----------------------------------------------------------------------------
   Repricing
      differences ................. $(105,939)  $ 33,713  $  1,236  $ (15,437)  $ 15,799  $  70,628  $     - -
                                   ============================================================================


A portion of the interest-bearing checking, savings and money market accounts has been included in the above table as maturing immediately based upon management's estimate using a financial model and the rest of these deposits are shown as more than one year. The classifications are used because the Banks' historical data indicates that these have been very stable deposits without much interest rate fluctuation. Historically, these accounts would not need to be adjusted upward as quickly in a period of rate increases so the interest risk exposure would be less than the repricing schedule indicates.

Inflation
---------

Inflation has an impact on the growth of total assets and has resulted in the need to increase equity capital to maintain an appropriate equity to asset ratio. The results of operations have been affected by inflation, but the effect has been minimal.

Liquidity and Capital Resources
-------------------------------

On an unconsolidated basis, Hills Bancorporation (the holding company) had cash balances of $1,419,000 as of December 31, 1999. In 1999, the holding company received dividends of $1,911,000 from its subsidiary banks and used those funds to pay dividends to its stockholders of $1,910,000.

As of December 31, 1999 and 1998, stockholders' equity before deducting for the maximum cash obligation related to ESOP was $71,217,000 and $65,753,000, respectively. This measure of equity as a percent of total assets was 9.20% at December 31, 1999 and 9.53% at December 31, 1998. These ratios are comparable with the Company's peers. As of December 31, 1999, total equity was 7.79% of assets compared to 8.18% of assets at the prior year end. The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of the subsidiaries banks, which affects the Banks' dividends to the Company. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary banks, certain of their retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company total approximately $4,032,000 as of December 31, 1999.

The Company and the Banks are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 and the Banks are subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements which member banks must maintain.

As of December 31, 1999, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders' equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighing the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

Each of the Banks is an insured state bank, incorporated under the laws of the state of Iowa. As such, the Banks are subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the "Superintendent"). Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks must also be approved by the Superintendent. One of the most significant standards of operation of state banks is the six and one-half percent (6 1/2%) primary capital to total assets ratio generally required by the Superintendent. This ratio was reduced in 1999 from the eight percent (8%) ratio formerly required. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. The Superintendent defines the term "primary capital" to mean the sum of stockholders' equity and the allowance for loan losses less any intangible assets. In determining the primary capital ratio, the Superintendent uses the total assets as of the date of computation. At December 31, 1999, the primary capital to total assets ratio of each of the Banks exceeded the ratio required by the Superintendent.

A comparison of the Company's capital as of December 31, 1999 with minimum requirements is presented below:


                                                                  Minimum
                                                      Actual    Requirements
                                                --------------------------------

Tier I Risk-Based Capital .......................      13.2%         4%
Total Risk-Based Capital ........................      14.47         8
Leverage Ratio ..................................       9.56         3

Each of the Banks is classified as "well capitalized" by FDIC capital guidelines.

On a consolidated basis, 1999 cash flows from operations provided $10,844,000, net increases in deposits provided $27,935,000 and Federal Home Loan Bank borrowings provided $32,968,000. These cash flows were invested in net loans of $105,370,000, net securities of $10,937,000 and net federal funds sold decrease of $36,605,000. In addition, $1,937,000 was used to purchase property and equipment.

At December 31, 1999, the Company had total outstanding loan commitments of $83,894,000. Management believes that its liquidity levels are sufficient, but the Company may slow down the growth of its assets by selling more loans in the secondary market or by selling portions of loans to other banks through participation agreements.

Commitments and Trends
----------------------

The Company has no material commitments or plans which will materially affect its liquidity or capital resources. Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

Year 2000
---------

Like other financial service providers and business organizations, the Company took appropriate measures in advance of the calendar change on January 1, 2000 to ensure its application software programs and operating systems would accommodate this date value. Beginning in 1997, the Company began carrying out a plan to address the "Y2K" issue. All systems were examined to determine the extent and complexity of their vulnerability. Evaluations included hardware, software, mechanical and other critical systems.

In each case where a potential problem was identified, action was taken to address it by replacing or upgrading the system affected. All critical systems were tested by simulating Year 2000 operating conditions and verifying the results of those tests. Contingency plans were developed to ensure operations would continue in the unlikely event a system failed. The Company employed verification procedures during the century rollover period and encountered no problems to any of its systems.

The Company's plans included communications to and evaluation of significant borrowers to assess their readiness and determine if loan payments could be delayed due to Year 2000 problems. To date, the Company has not experienced any loan losses, nor does it anticipate future losses, related to this issue.

Total capitalized hardware and software costs of the Year 2000 project in 1999 and 1998 were approximately $136,000 and $1,180,000, respectively. Expenses charged to earnings for the Year 2000 project in 1999 and 1998 were $88,000 and $105,000, respectively. In addition, the Company estimates the opportunity cost of maintaining additional cash reserves have been $66,000 in 1999.

PART II

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures
---------------------

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

PART II

The following table provides information about the Company's loans, investment securities and deposits that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                           2000      2001      2002      2003      2004    Thereafter   Total    Fair Value
                                       ------------------------------------------------------------------------------------
Assets:
   Loans, fixed:
      Balance ......................... $  98,300  $ 41,605  $ 46,523  $ 63,964  $ 77,460  $  27,315  $ 355,167  $ 348,367
      Average interest rate ...........      8.25%     8.20%     8.26%     7.90%     7.69%      7.88%      8.03%

   Loans, variable:
      Balance ......................... $  20,452  $  1,344  $  2,349  $  1,629  $  2,065  $ 192,125  $ 219,964  $ 219,964
      Average interest rate ...........      8.89%     9.09%     8.96%     8.73%     8.68%      7.69%      7.84%

   Investments (1):
      Balance ......................... $  30,308  $ 42,268  $ 26,527  $ 28,249  $  8,537  $  20,515  $ 156,404  $ 156,253
      Average interest rate ...........      6.27%     5.96%     6.01%     6.34%     6.71%      6.78%      6.25%

Liabilities:
   Liquid
      deposits (2):
      Balance ......................... $ 217,082  $    - -  $    - -  $    - -  $    - -  $     - -  $ 217,082  $ 217,082
      Average interest rate ...........      2.95%     0.00%     0.00%     0.00%     0.00%      0.00%      2.95%

   Deposits,
      certificates:
      Balance ......................... $ 138,989  $ 99,994  $ 15,294  $ 18,741  $  5,192  $     - -  $ 278,210  $ 281,164
      Average interest rate ...........      5.20%     5.58%     5.22%     5.79%     5.51%      0.00%      5.38%


(1) Includes all available-for-sale investments, held-to-maturity investments and federal funds.

(2) Includes passbook accounts, NOW accounts, Super NOW accounts and money market funds.

Item 8.   Financial Statements and Supplementary Data

The financial statements are included on Pages 33 through 61. The Company does not meet the requirements of Item 302 of Regulation S-K to include the supplementary financial information required by that item.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



                                               /s/McGLADREY & PULLEN, LLP



Iowa City, Iowa
February 14, 2000

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998
(In Thousands, Except Shares)

ASSETS                                                                                             1999        1998
-----------------------------------------------------------------------------------------------------------------------
Cash and due from banks (Note 9) .............................................................. $   21,765   $   16,427
Investment securities (Note 2):
   Available for sale (amortized cost 1999 $133,516; 1998 $121,954) ...........................    131,961      123,835
   Held to maturity (fair value 1999 $18,362; 1998 $21,740) ...................................     18,307       21,168
   Stock of Federal Home Loan Bank ............................................................      5,930        4,347
Federal funds sold ............................................................................        206       36,811
Loans, net of allowance for loan losses 1999 $9,750; 1998 $8,856 (Notes 3 and 10) .............    565,381      460,911
Property and equipment, net (Note 4) ..........................................................     11,646       11,193
Accrued interest receivable ...................................................................      6,376        5,885
Deferred income taxes, net (Note 8) ...........................................................      3,954        1,838
Other assets ..................................................................................      8,440        7,372
                                                                                               -------------------------
                                                                                                $  773,966   $  689,787
                                                                                               =========================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Noninterest-bearing deposits ............................................................... $   66,794   $   68,100
   Interest-bearing deposits (Note 5) .........................................................    495,292      466,051
                                                                                               -------------------------
              Total deposits ..................................................................    562,086      534,151
   Federal funds purchased and securities sold under agreements to repurchase .................     26,714       10,554
   Federal Home Loan Bank notes (Note 6) ......................................................    108,700       75,732
   Accrued interest payable ...................................................................      2,040        2,048
   Other liabilities ..........................................................................      3,209        1,549
                                                                                               -------------------------
                                                                                                   702,749      624,034
                                                                                               -------------------------
Commitments and Contingencies (Notes 7 and 13)

Redeemable Common Stock Held By Employee Stock
   Ownership Plan (ESOP) (Note 7) .............................................................     10,953        9,301
                                                                                               -------------------------
Stockholders' Equity (Note 9)
   Capital stock, no par value; authorized 10,000,000 shares;
      issued 1999 1,495,941 shares; 1998 1,469,443 shares .....................................     10,214        9,140
   Retained earnings ..........................................................................     61,984       55,428
   Accumulated other comprehensive income, unrealized gains (losses)
      on  debt securities, net ................................................................       (981)       1,185
                                                                                               -------------------------
                                                                                                    71,217       65,753
   Less maximum cash obligation related to ESOP shares (Note 7) ...............................     10,953        9,301
                                                                                               -------------------------
                                                                                                    60,264       56,452
                                                                                               -------------------------
                                                                                                $  773,966   $  689,787
                                                                                               =========================

See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1999, 1998 and 1997
(In Thousands, Except Per Share Amounts)

                                                                        1999        1998        1997
-------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees ........................................... $  41,933   $  37,854   $  34,598
   Investment securities:
      Taxable ......................................................     7,167       6,832       6,769
      Nontaxable ...................................................     1,566       1,394       1,218
   Federal funds sold ..............................................       455       1,209         158
                                                                    -----------------------------------
              Total interest income ................................    51,121      47,289      42,743
                                                                    -----------------------------------
Interest expense:
   Deposits ........................................................    20,826      20,458      19,294
   Securities sold under agreements to repurchase ..................       517         417         426
   FHLB borrowings .................................................     4,970       4,379       2,782
                                                                    -----------------------------------
              Total interest expense ...............................    26,313      25,254      22,502
                                                                    -----------------------------------
              Net interest income ..................................    24,808      22,035      20,241
Provision for loan losses (Note 3) .................................       900         916       1,048
                                                                    -----------------------------------
              Net interest income after provision for loan losses ..    23,908      21,119      19,193
                                                                    -----------------------------------
Other income:
   Loan origination fees ...........................................       592         799         387
   Trust fees ......................................................     2,029       1,743       1,363
   Deposit account charges and fees ................................     2,203       1,828       1,893
   Other fees and charges ..........................................     1,928       1,441       1,355
   Net gains (losses) on sale of  investment securities (Note 2) ...      (315)        - -         940
                                                                    -----------------------------------
                                                                         6,437       5,811       5,938
                                                                    -----------------------------------
Other expenses:
   Salaries and employee benefits ..................................     9,807       8,575       7,118
   Occupancy .......................................................     1,249       1,137       1,017
   Furniture and equipment .........................................     1,893       1,687       1,429
   Office supplies and postage .....................................     1,111       1,178         889
   Contributions ...................................................        45          39       1,118
   Other ...........................................................     4,204       3,822       3,929
                                                                    -----------------------------------
                                                                        18,309      16,438      15,500
                                                                    -----------------------------------
              Income before income taxes ...........................    12,036      10,492       9,631
Federal and state income taxes (Note 8) ............................     3,570       3,006       2,545
                                                                    -----------------------------------
              Net income ........................................... $   8,466   $   7,486   $   7,086
                                                                    ===================================

Earnings per share:
   Basic ........................................................... $    5.70   $    5.10   $    4.83
   Diluted .........................................................      5.66        5.02        4.78


See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 1999, 1998 and 1997
(In Thousands)

                                                                              1999        1998        1997
-----------------------------------------------------------------------------------------------------------
Net income ............................................................... $  8,466   $  7,486   $  7,086
                                                                          ---------------------------------
Other comprehensive income, net of income taxes:
   Unrealized holding gains (losses) arising during the year,
      net of income taxes 1999 $(1,385); 1998 $413; 1997 $202 ............   (2,364)       700        464
   Reclassification adjustments for net (gains) losses realized in net income, net of income taxes 1999 $116; 1998 none;
      1997 $(285) ........................................................      198        - -       (655)
                                                                          ---------------------------------
              Other comprehensive income (loss) ..........................   (2,166)       700       (191)
                                                                          ---------------------------------
              Comprehensive income ....................................... $  6,300   $  8,186   $  6,895
                                                                          =================================



See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Notes 7 and 9) Years Ended December 31, 1999, 1998 and 1997
(In Thousands, Except Share Amounts)

                                                                                    Less
                                                                                   Maximum
                                                                    Accumulated     Cash
                                                                       Other      Obligation
                                              Capital    Retained  Comprehensive   To ESOP
                                               Stock     Earnings     Income       Shares     Total
-----------------------------------------------------------------------------------------------------

Balance, December 31, 1996 .................. $  8,997   $  44,078   $   676   $  (6,416)   $ 47,335
   Issuance of 2,993 shares of
      common stock ..........................       97         - -       - -         - -          97
   Redemption of 623 shares
      of common stock .......................      (24)        - -       - -         - -         (24)
   Change related to ESOP shares ............      - -         - -       - -      (1,266)     (1,266)
   Net income ...............................      - -       7,086       - -          - -      7,086
   Cash dividends ($1.05 per share) .........      - -      (1,537)      - -          - -     (1,537)
   Other comprehensive income ...............      - -         - -      (191)         - -       (191)
                                             --------------------------------------------------------
Balance, December 31, 1997 ..................    9,070      49,627       485       (7,682)    51,500
   Issuance of 1,931 shares of
      common stock ..........................       78         - -       - -          - -         78
   Redemption of 242 shares
      of common stock .......................       (8)        - -       - -          - -         (8)
   Change related to ESOP shares ............                                      (1,619)    (1,619)
   Net income ...............................      - -       7,486       - -          - -      7,486
   Income tax benefit related to
      stock based compensation ..............      - -          76       - -          - -         76
   Cash dividends ($1.20 per share) .........      - -      (1,761)      - -          - -     (1,761)
   Other comprehensive income ...............      - -         - -       700          - -        700
                                             --------------------------------------------------------
Balance, December 31, 1998 ..................    9,140      55,428     1,185       (9,301)    56,452
   Issuance of 26,665 shares of
      common stock ..........................      752         - -       - -          - -        752
   Redemption of 167 shares
      of common stock .......................       (8)        - -       - -          - -         (8)
   Change related to ESOP shares ............      - -         - -       - -       (1,652)    (1,652)
   Net income ...............................      - -       8,466       - -          - -      8,466
   Income tax benefit related to
      stock based compensation ..............      330         - -       - -          - -        330
   Cash dividends ($1.30 per share) .........      - -      (1,910)      - -          - -     (1,910)
   Other comprehensive income ...............      - -         - -    (2,166)         - -     (2,166)
                                             --------------------------------------------------------
Balance, December 31, 1999 .................. $ 10,214   $  61,984   $  (981)  $  (10,953)  $ 60,264
                                             ========================================================

See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999, 1998 and 1997
(In Thousands)

                                                                                        1999        1998        1997
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income ..................................................................... $    8,466   $   7,486   $   7,086
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation ................................................................      1,484       1,325       1,143
      Amortization ................................................................        261         261         261
      Provision for loan losses ...................................................        900         916       1,048
      Net (gains) losses on disposition of investment securities ..................        315         - -        (940)
      Compensation paid by issuance of common stock ...............................         94          70          73
      Contribution of investment securities .......................................        - -         - -       1,054
      Deferred income taxes .......................................................       (847)        (15)       (417)
      (Increase) in accrued interest receivable ...................................       (491)       (444)       (557)
      Amortization of bond discount ...............................................        339         300         378
      (Increase) in other assets ..................................................     (1,329)       (425)        (88)
      Increase (decrease) in accrued interest and other liabilities ...............      1,652        (781)        603
                                                                                   -------------------------------------
              Net cash provided by operating activities ...........................     10,844       8,693       9,644
                                                                                   -------------------------------------
Cash Flows from  Investing  Activities
   Proceeds  from  maturities of investment securities:
      Available for sale ..........................................................     29,278      27,300      21,292
      Held to maturity ............................................................      2,862       2,607       2,590
   Proceeds from sales of available-for-sale securities ...........................     17,013         - -      16,411
   Purchases of investment securities:
      Available for sale ..........................................................    (60,090)    (40,380)    (42,083)
      Held to maturity ............................................................        - -         - -      (4,404)
   Federal funds sold, net ........................................................     36,605     (34,364)     (1,340)
   Loans made to customers, net of collections ....................................   (105,370)    (39,066)    (55,545)
   Purchases of property and equipment ............................................     (1,937)     (3,081)     (2,171)
                                                                                   -------------------------------------
              Net cash (used in) investing activities .............................    (81,639)    (86,984)    (65,250)
                                                                                   -------------------------------------
Cash Flows from Financing Activities
   Net increase in deposits .......................................................     27,935      54,381      29,709
   Net increase in federal funds purchased and
      securities sold under agreements to repurchase ..............................     16,160       1,546       2,937
   Borrowings from FHLB ...........................................................     50,000      40,000      30,000
   Payments on FHLB notes .........................................................    (17,032)    (15,032)     (5,031)
   Stock options exercised ........................................................        650         - -         - -
   Income tax benefits related to stock based compensation ........................        330          76         - -
   Dividends paid .................................................................     (1,910)     (1,761)     (1,537)
                                                                                   -------------------------------------
              Net cash provided by financing activities ...........................     76,133      79,210      56,078
                                                                                   -------------------------------------


(Continued)

HILLS BANCORPORATION

Years Ended December 31, 1999, 1998 and 1997
(In Thousands)

                                                                       1999       1998       1997
---------------------------------------------------------------------------------------------------

              Increase in cash and due from banks ................. $  5,338   $    919   $    472

Cash and due from banks:
   Beginning ......................................................   16,427     15,508     15,036
                                                                   --------------------------------
   Ending ......................................................... $ 21,765   $ 16,427   $ 15,508
                                                                   ================================
Supplemental Disclosures
   Cash payments for:
      Interest paid to depositors and others ...................... $ 20,824   $ 20,470   $ 19,186
      Interest paid on other obligations ..........................    5,487      4,796      3,208
      Income taxes ................................................    3,755      3,544      2,942

   Noncash financing transactions:
      Increase in maximum cash obligation related to
        ESOP shares ............................................... $  1,652   $  1,619   $  1,266
      Available-for-sale investment securities transferred
        as a charitable contribution ..............................      - -        - -      1,054


See Notes to Financial Statements.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 1.   Nature of Activities and Significant Accounting Policies

Nature of activities: Hills Bancorporation (the "Company") is a multibank holding company engaged in the business of banking. The Company's three wholly-owned subsidiary commercial banks are Hills Bank and Trust Company, Hills, Iowa, Hills Bank, Lisbon, Iowa, and Hills Bank Kalona, Kalona, Iowa. The Banks are all full-service commercial banks extending their services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona and Cedar Rapids, Iowa.

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

Certain significant estimates: The allowance for loan losses, fair values of securities and other financial instruments, and stock-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 1999 may change in the near-term future and that the effect could be material to the consolidated financial statements.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment securities: Held-to-maturity securities consist solely of debt securities which the Company has the positive intent and ability to hold to maturity and are stated at amortized cost.

Available-for-sale securities consist of debt securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. There were no trading securities as of December 31, 1999 and 1998.

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

Loans:    Loans are stated at the amount of unpaid principal, reduced by the
-----     allowance for loan losses.

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

Transfers of financial assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

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

Intangible assets: Intangible assets consist principally of goodwill which represents the excess of cost over fair value of net assets acquired in business combinations of two banks in 1996 accounted for under the purchase method. Goodwill is amortized on a straight-line basis over the estimated period to be benefited, 15 years. The carrying value of goodwill is reviewed periodically for impairment. Goodwill totaled $3,021,000 and $3,282,000, net of accumulated amortization of $876,000 and $615,000 as of December 31, 1999 and 1998 and is included in other assets.

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

Following is a reconciliation of the denominator:

                                                                            Year Ended December 31,
                                                             ---------------------------------------------
                                                                  1999             1998            1997
                                                             ---------------------------------------------
Weighted average number of shares ...........................  1,483,540        1,467,772       1,465,914
Potential number of dilutive shares .........................     11,784           22,702          18,040
                                                             ---------------------------------------------
Total shares to compute diluted earnings per share ..........  1,495,324        1,490,474       1,483,954
                                                             =============================================

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

Fair value of financial instruments: In cases where quoted market prices are not available, fair values of financial instruments are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure. Accordingly, the aggregate fair value amounts presented in Note 11 do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

   Off-balance sheet instruments: Fair values for outstanding letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the outstanding letters of credit is not believed to be significant. Unfunded loan commitments are not valued since the loans are generally priced at market at the time of funding.

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

Note 2.   Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

                                                            Gross       Gross
                                              Amortized  Unrealized   Unrealized     Fair
                                                 Cost       Gains       Losses       Value
                                             -----------------------------------------------
                                                         (Amounts In Thousands)
December 31, 1999:
   U. S. Treasury ........................... $  19,525    $    24    $   (79)    $  19,470
   U. S. Government agencies and
      corporations ..........................    95,389          8     (1,095)       94,302
   State and political subdivisions .........    18,602          8       (421)       18,189
                                             -----------------------------------------------
              Total ......................... $ 133,516    $    40    $(1,595)    $ 131,961
                                             ===============================================
December 31, 1998:
   U. S. Treasury ........................... $  32,804    $   536    $   - -     $  33,340
   U. S. Government agencies and
      corporations ..........................    76,882      1,206         (5)       78,083
   State and political subdivisions .........    12,268        168        (24)       12,412
                                             -----------------------------------------------
              Total ......................... $ 121,954    $ 1,910    $   (29)    $ 123,835
                                             ===============================================


The amortized cost and fair value of debt securities held to maturity are as follows:

                                                            Gross       Gross
                                              Amortized  Unrealized  Unrealized    Fair
                                                 Cost       Gains       Losses     Value
                                             ---------------------------------------------
                                                            (Amounts In Thousands)
December 31, 1999:
   States and political subdivisions ........ $  18,307    $   93    $   (38)   $  18,362
                                             =============================================
December 31, 1998:
   States and political subdivisions ........ $  21,168    $  574    $    (2)   $  21,740
                                             =============================================

The contractual maturity distribution of investment securities as of December 31, 1999 is summarized as follows:

                                                  Available For Sale         Held To Maturity
                                                -------------------------------------------------
                                                 Amortized      Fair       Amortized     Fair
                                                    Cost        Value        Cost        Value
                                                -------------------------------------------------
                                                              (Amounts In Thousands)
Due in one year or less ........................ $  27,085    $  27,082    $  2,726    $  2,729
Due after one year through five years ..........    92,901       91,739      14,135      14,181
Due after five years through ten years .........    13,330       12,952       1,371       1,377
Due over ten years .............................       200          188          75          75
                                                -------------------------------------------------
              Total ............................ $ 133,516    $ 131,961    $ 18,307    $ 18,362
                                                =================================================


As of December 31, 1999, investment securities with a carrying value of $58,981,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as required or permitted by law.

Net gains or losses from the sale of investment securities were as follows:

                                          Year Ended December 31,
                                    -----------------------------------
                                         1999      1998       1997
                                    -----------------------------------
                                          (Amounts In Thousands)

Gross gains ........................  $      4  $    - -  $   1,059
Gross (losses) .....................      (319)      - -       (119)
                                    -----------------------------------
              Net gains (losses) ...  $   (315) $    - -  $     940
                                    ===================================

Included in 1997 gains was the contribution of a marketable equity security to a private charitable foundation organized by the Company, upon which a gain of $1,054,000 was recognized. The marketable equity security was an investment in a development stage company that later became a public entity.

Note 3.   Loans

The composition of loans is as follows:

                                                             December 31,
                                                      --------------------------
                                                           1999        1998
                                                      --------------------------
                                                        (Amounts In Thousands)

Agricultural ......................................... $  27,302   $  32,318
Commercial and financial .............................    36,848      39,438
Real estate:
   Construction ......................................    40,879      28,476
   Mortgage ..........................................   439,072     338,871
Loans to individuals .................................    31,030      30,664
                                                      --------------------------
                                                         575,131     469,767
Less allowance for loan losses .......................     9,750       8,856
                                                      --------------------------
                                                       $ 565,381   $ 460,911
                                                      ==========================

Changes in the allowance for loan losses are as follows:

                                                 Year Ended December 31,
                                          --------------------------------------
                                              1999        1998        1997
                                          --------------------------------------
                                                 (Amounts In Thousands)

Balance, beginning ....................... $  8,856   $  8,010   $  7,311
   Provision charged to expenses .........      900        916      1,048
   Recoveries ............................      757        898        779
   Loans charged off .....................     (763)      (968)    (1,128)
                                          --------------------------------------
Balance, ending .......................... $  9,750   $  8,856   $  8,010
                                          ======================================

Information about impaired loans as of and for the years ended December 31, 1999 and 1998 is as follows:

                                                       1999       1998
                                                  --------------------------
                                                    (Amounts In Thousands)

Loans receivable for which there is a
   related allowance for credit losses ........... $     - -   $    - -
Loans receivable for which there is no
   related allowance for credit losses ...........     9,750      8,956
                                                  --------------------------
              Total impaired loans ............... $   9,750   $  8,956
                                                  ==========================
Related allowance for credit losses .............. $     - -   $    - -
Average balance ..................................     9,110      9,216
Interest income recognized .......................       814        869

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

Note 4.   Property and Equipment

The  major  classes  of  property  and  equipment  and  the  total   accumulated
depreciation are as follows:

                                                       December 31,
                                                  ----------------------
                                                     1999       1998
                                                  ----------------------
                                                  (Amounts In Thousands)

Land ............................................. $   2,195   $  1,950
Buildings and improvements .......................     8,858      8,363
Furniture and equipment ..........................    12,129     10,932
                                                  ----------------------
                                                      23,182     21,245
Less accumulated depreciation ....................    11,536     10,052
                                                  ----------------------
              Net ................................ $  11,646   $ 11,193
                                                  ======================


Note 5.   Interest-Bearing Deposits

A summary of these deposits is as follows:


                                                       December 31,
                                                  -----------------------
                                                      1999       1998
                                                  -----------------------
                                                  (Amounts In Thousands)

NOW and other demand ............................. $   62,081   $  53,296
Savings ..........................................    155,001     144,177
Time, $100,000 and over ..........................     30,442      33,657
Other time .......................................    247,768     234,921
                                                  -----------------------
                                                   $  495,292   $ 466,051
                                                  =======================

Note 6.   Federal Home Loan Bank Borrowings

As of December 31, 1999, the borrowings were as follows:
                                                            (In Thousands)
                                                            --------------

Due January 24, 2000, 6.21% ................................. $  10,000
Due April 9, 2000, 6.71% ....................................     3,000
Due November 18, 2002, 5.33% ................................     5,000
Due August 17, 2005, 7.12% ..................................       100
Due January 14, 2008, 5.22% .................................    10,000
Due February 4, 2008, 5.38% .................................    10,000
Due February 4, 2008, 5.25% .................................    10,000
Due April 30, 2008, 5.40% ...................................    10,000
Due August 11, 2008, 6.00% ..................................       600
Due June 15, 2009, 5.66% ....................................    10,000
Due June 15, 2009, 6.04% ....................................    10,000
Due June 17, 2009, 5.11% ....................................     5,000
Due October 6, 2009, 5.37% ..................................     5,000
Due October 6, 2009, 5.85% ..................................    10,000
Due October 6, 2009, 6.22% ..................................    10,000
                                                             -----------
                                                              $ 108,700
                                                             ===========

The borrowings are collateralized by 1-4 family mortgage loans with a face amount of $135,875,000. As of December 31, 1999, the Company held Federal Home Loan Bank stock with a cost of $5,930,000.

Note 7.   Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions. The Company's contribution to the ESOP totaled $64,000, $58,000 and $49,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity. As of December 31, 1999, 156,474 shares held by the ESOP, at a fair value of $70 per share, have been reclassified from stockholders' equity to liabilities.

The Company has a profit-sharing plan with a 401(k) feature which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $509,000, $461,000 and $394,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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


                                                 Years Ended December 31,
                                                --------------------------
                                                  1999     1998     1997
                                                --------------------------

Pro forma net income (in thousands) ........... $ 8,461  $ 7,481  $ 7,084
Pro forma earnings per share:
   Basic ......................................    5.70     5.10     4.83
   Diluted ....................................    5.66     5.02     4.77


The pro forma effects of applying SFAS are not indicative of future amounts since, among other reasons, the pro forma requirements of SFAS No. 123 have been applied only to options granted after December 31, 1994.

The fair value of each grant is established at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997: Dividend rate 2.19%; price volatility of 4.64%; risk-free interest rate of 6.63% and an expected life of 5 years.

A summary of the stock options is as follows:

                                                                  Weighted
                                                                  Average
                                                    Number        Exercise
                                                   Of Shares       Price
                                                 --------------------------

Balance, December 31, 1997 ......................   46,569      $   26.45
   Exercised ....................................   (1,029)         25.33
                                                 --------------------------
Balance, December 31, 1998 ......................   45,540          26.48
   Exercised ....................................  (25,078)         25.93
                                                 --------------------------
Balance, December 31, 1999 ......................   20,462      $   27.15
                                                 ==========================



                                                  1999      1998      1997
                                              --------------------------------
Number of options exercisable, end of year ...   20,462    45,540    22,605
Weighted-average fair value of options granted
   during the year ........................... $    - -  $    - -  $  13.22


Other pertinent information related to the options outstanding at December 31, 1999 is as follows:

                                             Remaining
 Exercise               Number              Contractual              Number
  Price              Outstanding               Life                Exercisable
--------------------------------------------------------------------------------
$  25.33               12,330                27 Months               12,330
   26.17                6,077                30 Months                6,077
   41.00                2,055                75 Months                2,055
                     ----------                                    ----------
                       20,462                                        20,462
                     ==========                                    ==========

As of December 31, 1999, no options were available for future grants.

The committee is also authorized to grant awards of common stock and authorized the issuance of 1,587, 902 and 938 shares of common stock to a group of employees in 1999, 1998 and 1997, respectively.

Note 8.   Income Taxes

Income taxes for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:
                                                 1999      1998      1997
                                              -------------------------------
                                                  (Amounts In Thousands)
Current:
   Federal ................................... $  3,707  $  2,435  $  2,399
   State .....................................      710       586       563
Deferred .....................................     (847)      (15)     (417)
                                              -------------------------------
                                               $  3,570  $  3,006  $  2,545
                                              ===============================

Deferred income tax liabilities and assets arose from the following temporary differences:

                                                       December 31,
                                           ------------------------------
                                              1999      1998      1997
                                           ------------------------------
                                                 (Amounts In Thousands)
Deferred income tax assets:
   Allowance for loan losses .............. $ 3,597   $ 3,079   $ 2,622
   Unrealized losses on debt securities ...     574       - -       - -
   Deferred compensation ..................     311       156        77
   Certain accrued expenses ...............     190       211       302
   Other ..................................     112       - -       - -
                                           ------------------------------
      Gross tax assets ....................   4,784     3,446     3,001
                                           ------------------------------
Deferred income tax liabilities:
   Property and equipment .................     700       677       644
   FHLB dividends .........................     130       130       130
   Unrealized gains on debt securities ....     - -       696       283
   Other ..................................     - -       105        85
                                           ------------------------------
      Gross tax liabilities ...............     830     1,608     1,142
                                           ------------------------------
      Net deferred income tax asset ....... $ 3,954   $ 1,838   $ 1,859
                                           ==============================


The net change in the deferred income taxes for the years ended December 31, 1999, 1998 and 1997 is reflected in the financial statements as follows:

                                                 Year Ended December 31,
                                           ----------------------------------
                                               1999       1998        1997
                                           ----------------------------------
                                                 (Amounts In Thousands)


Statement of income ....................... $    (847) $    (15) $    (417)
Statement of stockholders' equity .........    (1,269)      413        (83)
                                           ----------------------------------
                                            $  (2,116) $    398  $    (500)
                                           ==================================


The income tax provisions for the years ended December 31, 1999, 1998 and 1997 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

                                1999               1998               1997
                        --------------------------------------------------------
                                    % Of               % Of               % Of
                                   Pretax             Pretax             Pretax
                           Amount  Income     Amount  Income     Amount  Income
                        --------------------------------------------------------
                                          (Amounts In Thousands)

Expected provision ..... $ 4,213    35.0%   $ 3,672    35.0%   $ 3,371    35.0%
Tax-exempt interest ....    (647)   (5.3)      (596)   (5.7)      (557)   (5.8)
Interest expense
   limitation ..........     120     1.0        102     1.0         97     1.0
Investment securi-
   ties contributed ....     - -     - -        - -     - -       (358)   (3.7)
State income taxes,
   net of federal
   income tax
   benefit .............     468     3.9        398     3.8        372     3.9
Income tax credits .....    (345)   (2.9)      (345)   (3.3)      (345)   (3.6)
Other ..................    (239)   (2.0)      (225)   (2.2)       (35)   (0.4)
                        --------------------------------------------------------
                         $ 3,570    29.7%   $ 3,006    28.6%   $ 2,545    26.4%
                        ========================================================

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

A comparison of the Company's capital as of December 31, 1999 with the minimum requirements is presented below.

                                                                  Minimum
                                                     Actual     Requirements
                                                --------------------------------
Tier 1 Risk-Based Capital .......................    13.21%         4.00%
Total Risk-Based Capital ........................    14.47%         8.00%
Leverage Ratio ..................................     9.56%         3.00%


According to FDIC capital guidelines, each of the Banks is classified as "Well Capitalized." The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Banks. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Banks, certain of their retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings of $4,032,000 as of December 31, 1999 are available for the payment of dividends to the Company.

Each of the Banks is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $7,938,000 and $5,783,000 as of December 31, 1999 and 1998, respectively.


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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 1999 and 1998:

                                           Year Ended December 31,
                                        ----------------------------
                                              1999         1998
                                        ----------------------------
                                           (Amounts In Thousands)

Balance, beginning .....................  $  10,981    $  10,511
   Advances ............................      5,732        7,077
   Collections .........................     (5,980)      (6,607)
                                        ----------------------------
Balance, ending ........................  $  10,733    $  10,981
                                        ============================

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Note 11.   Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 are as follows:

                                                      1999                    1998
                                             ------------------------------------------------
                                               Carrying   Estimated    Carrying   Estimated
                                                Amount    Fair Value    Amount    Fair Value
                                             ------------------------------------------------
                                                          (Amounts In Thousands)
Cash and due from banks ..................... $  21,765   $  21,765   $  16,427   $  16,427
Federal funds sold ..........................       206         206      36,811      36,811
Investment securities .......................   156,198     156,253     149,350     149,922
Loans .......................................   565,381     568,331     460,911     468,581
Accrued interest receivable .................     6,376       6,376       5,885       5,885
Deposits ....................................   562,086     565,040     534,151     536,824
Securities sold under agreements
   to repurchase ............................    26,714      26,714      10,554      10,554
Borrowings from Federal Home Loan
   Bank .....................................   108,700     109,112      75,732      78,609
Accrued interest payable ....................     2,040       2,040       2,048       2,048

                                              Face Amount             Face Amount
                                              -----------             -----------
Off-balance sheet instruments:
   Loan commitments ......................... $  83,894   $     - -   $  93,920   $     - -
   Letters of credit ........................    10,711         - -      10,571         - -


Note 12.   Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                             (Amounts In Thousands)

ASSETS                                                        1999      1998
--------------------------------------------------------------------------------
Cash ..................................................... $  1,419  $    698
Investment securities available for sale .................      499       303
Investment in subsidiary banks ...........................   68,790    64,332
Other assets .............................................      833       653
                                                          ----------------------
              Total assets ............................... $ 71,541  $ 65,986
                                                          ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Liabilities .............................................. $    324  $    233
                                                          ----------------------
Redeemable common stock held by ESOP .....................   10,953     9,301
                                                          ----------------------
Stockholders' equity:
   Capital stock .........................................   10,214     9,140
   Retained earnings .....................................   61,984    55,428
   Unrealized gains (losses) on investment
      securities, net ....................................     (981)    1,185
                                                          ----------------------
                                                             71,217    65,753
   Less maximum cash obligation related to ESOP shares ...   10,953     9,301
                                                          ----------------------
              Total stockholders' equity .................   60,264    56,452
                                                          ----------------------
              Total liabilities and stockholders' equity . $ 71,541  $ 65,986
                                                          ======================


                              STATEMENTS OF INCOME
                  Years Ended December 31, 1999, 1998 and 1997
                             (Amounts In Thousands)

                                                      1999     1998     1997
--------------------------------------------------------------------------------
Interest on investment securities ................. $    16  $    17  $    17
Gain on sale of investment security ...............     - -      - -    1,054
Dividends received from subsidiaries ..............   1,911    2,762    2,515
Contributions .....................................     - -      - -   (1,054)
Other expenses ....................................    (121)    (113)    (102)
      Income before income taxes and equity        -----------------------------
         in subsidiaries' undistributed income ....   1,806    2,666    2,430
Income tax benefit ................................      37       39      370
                                                   -----------------------------
                                                      1,843    2,705    2,800
Equity in subsidiaries' undistributed income ......   6,623    4,781    4,286
                                                   -----------------------------
              Net income .......................... $ 8,466  $ 7,486  $ 7,086
                                                   =============================

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997
                             (Amounts In Thousands)

                                                                 1999       1998       1997
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income ............................................... $  8,466   $  7,486   $  7,086
   Noncash items included in net income:
      Undistributed earnings of subsidiaries ................   (6,623)    (4,781)    (4,286)
      (Increase) decrease in other assets ...................     (180)       357       (174)
      Increase (decrease) in liabilities ....................       90        (84)      (225)
                                                             ---------------------------------
              Net cash provided by operating activities .....    1,753      2,978      2,401
                                                             ---------------------------------
Cash flows from investing activities:
   Investment in subsidiary banks ...........................      - -     (1,000)      (750)
   Proceeds from maturities of investment securities ........      303        300        - -
   Purchase of investment securities ........................     (499)      (303)       - -
                                                             ---------------------------------
              Net cash (used in) investing activities .......     (196)    (1,003)      (750)
                                                             ---------------------------------
Cash flows (used in) financing activities:
   Stock issued .............................................      744        - -        - -
   Income tax benefits related to stock based
      compensation ..........................................      330         76        - -
   Dividends paid ...........................................   (1,910)    (1,761)    (1,537)
                                                             ---------------------------------
              Net cash (used in) financing activities .......     (836)    (1,685)    (1,537)
                                                             ---------------------------------
              Increase (decrease) in cash ...................      721        290        114
Cash balance:
   Beginning ................................................      698        408        294
                                                             ---------------------------------
   Ending ................................................... $  1,419   $    698   $    408
                                                             =================================


Concentrations of credit risk: All of the Banks' loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within each Bank's market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $15,898,000. The concentrations of credit by type of loan are set forth in Note 3. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Banks have a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson County, Iowa.

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

The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. A summary of the Banks' commitments at December 31, 1999 and 1998 is as follows:

                                                             1999       1998
                                                        ------------------------
                                                         (Amounts In Thousands)
Firm loan commitments and unused portion of
   lines of credit:
   Home equity loans .................................... $  3,628  $   3,509
   Credit card participations ...........................   10,695      8,689
   Commercial, real estate and home construction ........   35,882     27,549
   Commercial lines .....................................   33,689     54,173
Outstanding letters of credit ...........................   10,711     10,571


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

                                                                                                               Year First
                                                                                                                Elected
                                               Position With Registrant Or Bank And                            Officer Of
                                                Principal Occupation And Employment                            Registrant
      Name               Age                        During The Past Five Years                                   (Bank)
------------------------------------------------------------------------------------------------------------------------------
Dwight O. Seegmiller     47      Director of Registrant and Bank; President, Registrant and Bank               1986 (1975)

Willis M. Bywater        61      Director of Registrant and Bank; Chairman of the Board, Bank;                 1997
                                    Vice President of the Registrant; Executive Officer and Shareholder
                                    of Economy Advertising Company

Earl M. Yoder            72      Director of Registrant and Bank; Vice President of the Registrant;            1997
                                    Executive Officer and Shareholder of Iowa City Ready Mix, Inc.

James G. Pratt           51      Treasurer of Registrant; Senior Vice President from January 1986              1985 (1982)
                                    to present

Thomas J. Cilek          53      Secretary of Registrant; Senior Vice President of Bank from                   1988 (1986)
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

Part IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K


                                                                       Form 10-K
                                                                       Reference
                                                                       ---------
(a)  1.  Financial Statements
         Independent auditor's report on the financial statements
         Consolidated balance sheets as of December 31, 1999 and 1998 Consolidated statements of income for the years ended
            December 31, 1999, 1998 and 1997
         Consolidated statements of comprehensive income for the years ended December 31, 1999, 1998 and 1997
         Consolidated statements of stockholders' equity for the years ended December 31, 1999, 1998 and 1997
         Consolidated statements of cash flows for the years ended
            December 31, 1999, 1998 and 1997
         Notes to financial statements

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

         Exhibit 11 - Statement Re Computation of Basic and Diluted Earnings Per Share is attached on Page 68.

         Exhibit 21 - Subsidiaries of the Registrant is attached on Page 69.

         Exhibit 23 - Consent of Accountants is attached on Page 70.

         Exhibit 27 - Financial Data Schedule is attached on Pages 71 and 72.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K for the three months ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HILLS BANCORPORATION

Date March 30, 1999                 By /s/ Dwight O. Seegmiller
    --------------------------      --------------------------------------------
                                    Dwight O. Seegmiller, Director and President

Date March 30, 1999                 By /s/ James G. Pratt
    --------------------------      --------------------------------------------
                                    James G. Pratt, Treasurer and Chief
                                       Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date  March 30, 1999                By /s/ Willis M. Bywater
    --------------------------      --------------------------------------------
                                    Willis M. Bywater, Director

Date March 30, 1999                 By /s/ Thomas J. Gill
    --------------------------      --------------------------------------------
                                    Thomas J. Gill, Director

Date March 30, 1999                 By /s/ Donald H. Gringer
    --------------------------      --------------------------------------------
                                    Donald H. Gringer, Director

Date March 30, 1999                 By /s/ Richard W. Oberman
    --------------------------      --------------------------------------------
                                    Richard W. Oberman, Director

Date March 30, 1999                 By /s/ Theodore H. Pacha
    --------------------------      --------------------------------------------
                                    Theodore H. Pacha, Director

Date March 30, 1999                 By /s/ Ann M. Rhodes
    --------------------------      --------------------------------------------
                                    Ann M. Rhodes, Director

Date March 30, 1999                 By /s/ Ronald E. Stutsman
    --------------------------      --------------------------------------------
                                    Ronald E. Stutsman, Director

Date March 30, 1999                 By /s/ Earl M. Yoder
    --------------------------      --------------------------------------------
                                    Earl M. Yoder, Director

Date March 30, 1999                 By /s/ Sheldon E. Yoder
    --------------------------      --------------------------------------------
                                    Sheldon E. Yoder, Director

                              HILLS BANCORPORATION
                       ANNUAL REPORT ON FORM 10-K FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                  EXHIBIT INDEX



 Exhibit
 Number                            Description
--------------------------------------------------------------------------------
   11      Statement Re Computation of Basic and Diluted Earnings Per Share

   21      Subsidiaries of the Registrant

   23      Consent of Independent Certified Public Accountants

   27      Financial Data Schedule