Form 10-Q
period 2000-03-31
HILLS BANCORPORATION
filed 2000-05-15
CIK 732417

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

                  For the quarterly period ended March 31, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                            SHARES OUTSTANDING
          CLASS                                             At April 30, 2000
--------------------------                                  ------------------
Common Stock, no par value                                       1,495,941

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION


                                                                           Page
                                                                          Number

Item 1.        Financial Statements

               Consolidated balance sheets, March 31, 2000 (unaudited)
                   and December 31, 1999
               Consolidated statements of income, (unaudited) for three
                   months ended March 31, 2000 and 1999
               Consolidated statements of comprehensive income, (unaudited)
                   for three months ended March 31, 2000 and 1999.
               Consolidated statements of stockholders' equity, (unaudited)
                   for three months ended March 31, 2000 and 1999
               Consolidated statements of cash flows (unaudited) for three months ended March 31, 2000 and 1999
               Notes to consolidated financial statements

Item 2.        Management's discussion and analysis of financial condition and results of operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

               The information appearing on page 11 of item 2 under the heading "Market Risk Management" is incorporated herein by reference.


                                     Part II
                                OTHER INFORMATION

Item 1.        Legal proceedings

Item 2.        Changes in securities and use of proceeds

Item 3.        Defaults upon senior securities

Item 4.        Submission of matters to vote of security holders

Item 5.        Other information

Item 6.        Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, except per share data)

                                                             March 31,   December 31,
                                                               2000         1999*
                                                             ------------------------
                                                             (Unaudited)
ASSETS
Cash and due from banks ..................................   $  19,692    $  21,765
Investment securities:
   Available for sale (amortized cost
     March 31, 2000 $134,431;
     December 31, 1999 $133,516) .........................     132,509      131,961
   Held to maturity (fair value
     March 31, 2000 $17,855;
     December 31, 1999 $18,362) ..........................      17,882       18,307
   Stock of Federal Home Loan Bank .......................       7,789        5,930
Federal funds sold .......................................      15,210          206
Loans, net ...............................................     579,754      565,381
Property and equipment, net ..............................      12,828       11,646
Accrued interest receivable ..............................       6,528        6,376
Deferred income taxes, net ...............................       3,927        3,954
Other assets .............................................       7,243        8,440
                                                             ----------------------
                                                             $ 803,362    $ 773,966
                                                             ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .............................   $  68,949    $  66,794
Interest-bearing deposits ................................     512,108      495,292
                                                             ----------------------
   Total deposits ........................................   $ 581,057    $ 562,086
Federal funds purchased and securities
   sold under agreements to repurchase ...................      11,769       26,714
Federal Home Loan Bank notes .............................     133,700      108,700
Accrued interest payable .................................       2,009        2,040
Other liabilities ........................................       3,806        3,209
                                                             ----------------------
                                                             $ 732,341    $ 702,749
                                                             ----------------------

REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ................................................   $  11,109    $  10,953
                                                             ----------------------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued March 31, 2000 - 1,495,941 shares;
   December 31, 1999 - 1,495,941 shares ..................   $  10,214    $  10,214
Retained earnings ........................................      62,019       61,984
Accumulated other comprehensive income,
   unrealized gains (losses) on investment securities, net      (1,212)        (981)
                                                             ----------------------
                                                             $  71,021    $  71,217
Less, maximum cash obligation related to
   ESOP shares ...........................................      11,109       10,953
                                                             ----------------------
                                                             $  59,912    $  60,264
                                                             ----------------------
                                                             $ 803,362    $ 773,966
                                                             ======================

*  Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2000 and 1999
                      (In Thousands, Except Per Share Data)



                                                             2000         1999
                                                           ---------------------
Interest Income:
   Interest and fees on loans ......................       $11,638       $ 9,663
   Interest on investment securities:
     Taxable .......................................         1,833         1,751
     Non-taxable ...................................           416           379
   Interest on federal funds sold ..................           172           261
                                                           ---------------------
   Total interest income ...........................       $14,059       $12,054
                                                           ---------------------
Interest Expense:
   Interest on deposits ............................       $ 5,406       $ 5,090
   Interest on securities sold under agreements
     to repurchase .................................           133           101
   Interest on FHLB borrowings .....................         1,953         1,077
                                                           ---------------------

   Total interest expense ..........................       $ 7,492       $ 6,268
                                                           ---------------------
   Net interest income .............................       $ 6,567       $ 5,786

Provision for loan losses ..........................           273           204
                                                           ---------------------
   Net interest income after provision
     for loan losses ...............................       $ 6,294       $ 5,582
                                                           ---------------------
Other income:
   Loan origination fees ...........................       $    47       $   199
   Trust fees ......................................           589           526
   Deposit account charges and fees ................           569           452
   Other fees and charges ..........................           584           478
                                                           ---------------------
                                                           $ 1,789       $ 1,655
                                                           ---------------------
Other expenses:
   Salaries and employee benefits ..................       $ 2,660       $ 2,342
   Occupancy .......................................           340           293
   Furniture and equipment .........................           486           451
   Office supplies and postage .....................           241           266
   Other operating .................................         1,168           895
                                                           ---------------------
                                                           $ 4,895       $ 4,247
                                                           ---------------------
   Income before income taxes ......................       $ 3,188       $ 2,990

Federal and state income taxes .....................           984           911
                                                           ---------------------
   Net income ......................................       $ 2,204       $ 2,079
                                                           =====================

Earning per common share:
     Basic .........................................       $  1.47       $  1.41
     Diluted .......................................          1.46          1.39

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2000 and 1999
                                 (In Thousands)

                                                           Three Months Ended
                                                           --------------------
                                                            2000         1999
                                                           --------------------

Net Income ...........................................     $ 2,204      $ 2,079

Other comprehensive income:
   Unrealized gains (losses) on debt securities ......        (367)        (855)
   Income tax effect of unrealized gains (losses) ....         136          315
                                                           -------      -------
Comprehensive Income .................................     $ 1,973      $ 1,539
                                                           =======      =======


See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2000 and 1999
                      (In Thousands, Except Per Share Data)

                                                                      Less
                                                                     Maximum
                                                       Accumulated    Cash
                                                          Other     Obligation
                                   Capital   Retained Comprehensive  To ESOP
                                    Stock    Earnings    Income      Shares      Total
                                   ----------------------------------------------------
Balance, January 1, 2000 .......   $10,214   $61,984    $  (981)    $(10,953)   $60,264
Net income .....................       - -     2,204        - -          - -      2,204
Change related to ESOP shares ..       - -       - -        - -         (156)      (156)
Cash dividends ($1.45 per share)       - -    (2,169)       - -          - -     (2,169)
Other comprehensive income .....       - -       - -       (231)         - -       (231)
                                   ----------------------------------------------------
Balance, March 31, 2000 ........   $10,214   $62,019    $(1,212)    $(11,109)   $59,912
                                   ====================================================

                                                                               Less
                                                                             Maximum
                                                              Accumulated      Cash
                                                                 Other      Obligation
                                          Capital  Retained  Comprehensive    To ESOP
                                           Stock   Earnings      Income       Shares     Total
                                          ------------------------------------------------------
Balance, January 1, 1999 ...............   $9,140  $55,428      $1,185       $(9,301)   $ 56,452
Net income .............................      - -    2,079         - -           - -       2,079
Change related to ESOP shares ..........      - -      - -         - -          (326)       (326)
Cash dividends ($1.30 per share) .......      - -   (1,911)        - -           - -      (1,911)
Other comprehensive income .............      - -      - -        (540)          - -        (540)
Issuance of 1,026 shares of common stock       26      - -         - -           - -          26
                                           -----------------------------------------------------
Balance, March 31, 1999 ................   $9,166  $55,596      $  645       $(9,627)    $55,780
                                           =====================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                                 (In Thousands)

                                                                                     2000        1999
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  2,204    $  2,079
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        340         357
    Provision for loan losses ..................................................        273         204
    Deferred income taxes ......................................................        163         (74)
    (Increase) decrease in accrued interest receivable .........................       (152)        (17)
    Amortization of bond discount ..............................................         21         115
    (Increase) decrease in other assets ........................................      1,111         (35)
    Amortization of intangibles ................................................         86          86
    Increase in accrued interest and other liabilities .........................        566       1,461
                                                                                   --------------------
    Net cash provided by operating activities ..................................   $  4,612    $  4,176
                                                                                   --------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $  6,746    $  8,005
    Held to maturity ...........................................................        399         495
Purchase of investment securities, available for sale ..........................     (9,515)    (14,598)
Federal funds sold, net ........................................................    (15,004)     24,075
Loans made to customers, net of collections ....................................    (14,646)    (20,599)
Purchases of property and equipment ............................................     (1,522)       (740)
                                                                                   --------------------
    Net cash (used in) investing activities ....................................   $(33,542)   $ (3,362)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase  in deposits ..................................................   $ 18,971    $  2,085
    Net increase in fed funds purchased and
       securities sold under agreements to repurchase ..........................    (14,945)     (1,482)
    Borrowings from FHLB .......................................................     40,000         - -
    Payments on FHLB notes .....................................................    (15,000)        - -
    Stock options exercised ....................................................        - -          26
    Dividends paid .............................................................     (2,169)     (1,911)
                                                                                   --------------------
       Net cash provided by financing activities ...............................   $ 26,857    $ (1,282)
                                                                                   --------------------
       (Decrease) in cash and due from banks ...................................   $ (2,073)   $   (468)

CASH AND DUE FROM BANKS
    Beginning ..................................................................     21,765      16,427
                                                                                   --------------------
    Ending .....................................................................   $ 19,692    $ 15,959
                                                                                   ====================

SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors and others ..................................   $  5,437    $  5,153
       Interest paid on other obligations ......................................      2,086       1,178
       Income taxes ............................................................        286         129
    Non-cash financing transaction,
       increase in maximum cash obligation related
        to ESOP shares .........................................................        156         326

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

In reviewing these financial statements, reference should be made to the Notes to Financial Statements contained in the Financial Statements for the year ended December 31, 1999.

There were no changes in accounting policies which had a significant effect on the interim consolidated financial statements for the periods presented.

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

Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:
                                                          (In thousands)
                                                              March 31
                                                    ---------------------------
                                                       2000             1999
                                                    ---------------------------

Agricultural ...............................        $  27,876         $  32,847
Commercial and financial ...................           38,872            41,407
Real estate, construction ..................           35,456            34,419
Real estate, mortgage ......................          456,388           351,739
Loans to individuals .......................           30,961            29,940
                                                    ---------------------------
                                                    $ 589,553         $ 490,352
Less allowance for loan losses .............           (9,799)           (9,046)
                                                    ---------------------------
                                                    $ 579,754         $ 481,306
                                                    ===========================

Transactions in the allowance for loan losses are as follows:

                                                          (In thousands)
                                                            Three Months
                                                           Ended March 31
                                                       ------------------------
                                                        2000             1999
                                                       ------------------------

Balance, beginning ...........................         $ 9,750          $ 8,856
   Provision charged to expense ..............             273              204
   Net charge-offs ...........................            (224)             (14)
                                                       -------          -------
Balance, ending ..............................         $ 9,799          $ 9,046
                                                       =======          =======

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:
                                                 (In thousands)
                                                    March 31
                                                 ---------------
                                                  2000     1999
                                                 ---------------

Nonaccrual ....................................  $  - -   $  - -
Accruing loans, past due 90 days or more ......   2,103      975
Restructured loan .............................     - -      - -
Impaired loans ................................   8,367    9,085

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

                                 PART I, ITEM 2.
                              HILLS BANCORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Forward Looking Information

Forward looking information relating to the financial results or strategies of the Company may be made in the Management's Discussion and Analysis. The following paragraphs identify forward looking statements and the risks that need to be considered when reading those statements.

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

Recent Activities

The first quarter of 2000 saw the opening of our Cedar Rapids office in February, representing the tenth location for which our customers can conduct their banking business. This downtown Cedar Rapids office also represents a new market area for Hills Bancorporation. At the end of this quarter consolidated total assets exceeded $803 million which resulted from continued growth in all offices. In March 2000 the Company started construction of a new operations center in Hills which will house employees from our Coralville operations center and provide expansion of Trust operations and other retail departments. Completion is expected in February 2001 and total construction expenditures are expected to total approximately $3,100,000.

Financial Position

Total assets of Hills Bancorporation are $803.4 million at March 31, 2000 and that is an increase of $111.9 million from March 31, 1999. This increase in assets includes an increase in net loans of $98.4 million or 20.45% and is reflected in net loans outstanding of $579.8 million at March 31, 2000. The majority of the loans were real estate loans secured by mortgages. Over $56 million of the net loan increase was in 1-4 family real estate loans. The increase in loans resulted from a strong local economy and an improved competitive position relative to one of the banks in the Iowa City market, and was achieved despite a trend of higher interest rates. The asset increases were funded primarily by a $47.5 million increase in deposits and securities sold under agreements to repurchase and Federal Home Loan Bank notes borrowings which increased by a net of $58.0 million. Due to the continued loan demand and challenges for funding sources asset-liability management continues to be very important. The asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

In January 2000, Hills Bancorporation paid a dividend of $1.45 per share, an 11.5% increase from the $1.30 paid in January 1999. The total dividend of $2,169,000 is deducted from stockholders' equity and is reflected in the
resulting   stockholders'   equity  as  of  March  31,   2000  of   $59,912,000.
Stockholders' equity at March 31, 2000 and December 31, 1999 reflects an adjustment for unrealized gain (losses) on debt securities, net of income taxes. The total stockholders' equity of Hills Bancorporation as of March 31, 2000 before the reduction for the ESOP shares, as a percent of total assets is 8.84%. Under risk-based capital rules, total capital is 14.41% of risk adjusted assets, compared to the current 8% requirement.

Results of Operations

Net income was $2,204,000 and $2,079,000 for the three months ending March 31, 2000 and 1999, respectively. This is an increase of $125,000 or 6.01%. The increase is due to a $781,000 increase in net interest income and an increase in other income of $134,000. The increase in net interest income is due primarily to average earning assets for the first quarter of 2000 being approximately $99.1 million higher than the balances in 1999 for the three months ended March 31, 1999. Also in the first quarter Hills Bancorporation increased its borrowings from the Federal Home Loan Bank by a net $25 million from December 31, 1999 in anticipation of higher interest rates and loan funding requirements during the second and third quarter of this year. Due to higher secondary market interest rates, loan origination fees were down for the quarter by $152,000 to $47,000. Trust fees and deposit account charges increased over the quarter from one year ago to $180,000 or 18.4% due primarily to volume increases in accounts under management and number of deposit accounts, respectively.

Other expenses increased by $648,000 in the first quarter of 2000 compared to the prior year. $318,000 of this was in the area of salaries and employee benefits which was the result of new staff added and salary adjustments in the first quarter of 2000 compared to the same quarter in 1999. In addition occupancy expenses increased in the first quarter of 2000 due to the opening of the new branch in Cedar Rapids.

Earnings per share, both basic and diluted, increased for the quarter ended March 31, 2000 compared to 1999. Basic and diluted earnings per share were $1.47 and $1.46 for the quarter ended March 31, 2000 compared to $1.41 and $1.39 for the quarter ended March 31, 1999

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to-date in 2000 changed significantly when compared to 1999.

Asset/Liability Management

The Company has a fully integrated asset/liability management system to assist in managing the balance sheet. The process, which is used to project the results of alternative investment decisions, includes the development of simulations that reflect the effects of various interest rate scenarios on net interest income. Management analyzes the simulations to manage interest rate risk, the net interest margin and levels of net interest income.

The goal is to structure the balance sheet so that net interest margin fluctuates in a narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 4 percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

To improve net interest income and lessen interest rate risk, management continues its strategy of de-emphasizing fixed-rate portfolio residential real estate loans with long repricing periods. The Company continues to focus on reducing interest rate risk by emphasizing growth in variable-rate consumer and commercial loans. Other actions include the use of fixed-rate Federal Home Loan Bank (FHLB) advances as alternatives to certificates of deposit, active management of the available for sale investment securities portfolio to provide for cash flows that will facilitate interest rate risk management.

The highly competitive banking environment in Iowa also greatly impacts the Company's net interest margin. The effect of competition on net interest income is difficult to predict.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit
                   See exhibit II - Statement Re Computation of Earnings Per Common Share

              (b)  Reports on Form 8-K
                   No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                                 HILLS BANCORPORATION
                                                 (Registrant)



May 15, 2000                                     /s/ Dwight O. Seegmiller
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