Form 10-Q
period 2000-06-30
HILLS BANCORPORATION
filed 2000-08-14
CIK 732417

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

                  For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                             SHARES OUTSTANDING
         CLASS                                                AT July 31, 2000
--------------------------                                   -------------------
Common Stock, no par value                                         1,495,941

                              HILLS BANCORPORATION

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.        Financial Statements

               Consolidated balance sheets, June 30, 2000 (unaudited)
                   and December 31, 1999
               Consolidated statements of income, (unaudited) for three
                   and six months ended June 30, 2000 and 1999
               Consolidated statements of comprehensive income, (unaudited)
                   for three and six months ended June 30, 2000 and 1999.
               Consolidated statements of stockholders' equity, (unaudited)
                   for six months ended June 30, 2000 and 1999
               Consolidated statements of cash flows (unaudited) for six
                   months ended June 30, 2000 and 1999
               Notes to consolidated financial statements (unaudited)

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

Item 6.        Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                             June 30,
                                                               2000      December 31,
                                                             Unaudited      1999*
                                                             ------------------------
ASSETS
Cash and due from banks ..................................   $  24,321    $  21,765
Investment securities:
   Available for sale (amortized cost June 30, 2000
    $134,634; December 31, 1999 $133,516) ................     132,849      131,961
   Held to maturity (fair value June 30, 2000 $16,692;
     December 31, 1999 $18,362) ..........................      16,687       18,307
   Stock of Federal Home Loan Bank .......................       7,789        5,930
Federal funds sold .......................................         200          206
Loans, net ...............................................     605,334      565,381
Property and equipment, net ..............................      13,203       11,646
Accrued interest receivable ..............................       7,116        6,376
Deferred income taxes, net ...............................       3,878        3,954
Other assets .............................................       7,890        8,440
                                                             ---------    ---------
                                                             $ 819,267    $ 773,966
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Noninterest-bearing deposits .............................   $  72,965    $  66,794
Interest-bearing deposits ................................     525,912      495,292
                                                             ---------    ---------
   Total deposits ........................................   $ 598,877    $ 562,086
Federal funds purchased and securities
   sold under agreements to repurchase ...................      15,753       26,714
Federal Home Loan Bank notes .............................     125,700      108,700
Accrued interest payable .................................       2,253        2,040
Other liabilities ........................................       3,178        3,209
                                                             ---------    ---------
                                                             $ 745,761    $ 702,749
                                                             ---------    ---------
REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ................................................   $  11,344    $  10,953
                                                             ---------    ---------
STOCKHOLDERS' EQUITY
Capital stock, common, no par value; authorized 10,000,000
   shares; issued June 30, 2000 - 1,495,941 shares;
   December 31, 1999 - 1,495,941 shares ..................   $  10,214    $  10,214
Retained earnings ........................................      64,418       61,984
Accumulated other comprehensive income, unrealized gains
  (losses) on investment securities, net .................      (1,126)        (981)
                                                             ---------    ---------
                                                             $  73,506    $  71,217
Less, maximum cash obligation related to
   ESOP shares ...........................................      11,344       10,953
                                                             ---------    ---------
                                                             $  62,162    $  60,264
                                                             ---------    ---------
                                                             $ 819,267    $ 773,966
                                                             =========    =========

* Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                Three and Six Months Ended June 30, 2000 and 1999
                      (In Thousands, Except Per Share Data)


                                          Three Months Ended   Six Months Ended
                                          ------------------   -----------------
                                               June 30              June 30
                                           -----------------   -----------------
                                             2000     1999       2000      1999
                                           -----------------   -----------------
Interest Income:
   Interest and fees on loans ..........   $12,225   $10,215   $23,863   $19,878
   Interest on investment securities:
     Taxable ...........................     1,902     1,776     3,735     3,527
     Non-taxable .......................       429       384       845       763
   Interest on federal funds sold ......        95        96       267       357
                                           -----------------   -----------------
   Total interest income ...............   $14,651   $12,471   $28,710   $24,525
                                           -----------------   -----------------

Interest Expense:
   Interest on deposits ................   $ 5,928   $ 5,188   $11,334   $10,278
   Interest on securities sold under
   Interest on FHLB borrowings .........     1,897     1,042     3,850     2,119
                                           -----------------   -----------------

   Total interest expense ..............   $ 7,954   $ 6,324   $15,446   $12,592
                                           -----------------   -----------------
   Net interest income .................   $ 6,697   $ 6,147   $13,264   $11,933

Provision for loan losses ..............       201       204       474       408
                                           -----------------   -----------------

   Net interest income after provision

Other income:
   Loan origination fees ...............   $    65   $   205   $   112   $   404
   Trust fees ..........................       578       500     1,167     1,026
   Deposit account charges and fees ....       630       532     1,199       984
   Other fees and charges ..............       592       440     1,176       918
                                           -----------------   -----------------
                                           $ 1,865   $ 1,677   $ 3,654   $ 3,332
                                           -----------------   -----------------
Other expenses:
   Salaries and employee benefits ......   $ 2,620   $ 2,473   $ 5,280   $ 4,815
   Occupancy ...........................       331       297       671       590
   Furniture and equipment .............       509       459       995       910
   Office supplies and postage .........       259       258       500       524
   Other operating .....................     1,163     1,110     2,331     2,005
                                           -----------------   -----------------
                                           $ 4,882   $ 4,597   $ 9,777   $ 8,844
                                           -----------------   -----------------
   Income before income taxes ..........   $ 3,479   $ 3,023   $ 6,667   $ 6,013

Federal and state income taxes .........     1,080       942     2,064     1,853
                                           -----------------   -----------------

   Net income ..........................   $ 2,399   $ 2,081   $ 4,603   $ 4,160
                                           =================   =================

Earning per common share:
     Basic .............................   $  1.60   $  1.40   $  3.08   $  2.82
     Diluted ...........................      1.59      1.39      3.05      2.79

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                Three and Six Months Ended June 30, 2000 and 1999

                      (In Thousands, Except Per Share Data)

                                                   Three Months Ended     Six Months Ended
                                                        June 30                June 30
                                                   -------------------    ------------------
                                                     2000       1999        2000      1999
                                                    ------------------    ------------------
Net Income ......................................   $ 2,399    $ 2,081    $ 4,603    $ 4,160

Other comprehensive income:
   Unrealized gains (losses) on debt securities .       137     (1,301)      (230)    (2,156)
   Income tax effect of unrealized gains (losses)       (51)       483         85        798
                                                    ------------------    ------------------

   Comprehensive Income .........................   $ 2,485    $ 1,263    $ 4,458    $ 2,802
                                                    ==================    ==================

                              HILLS BANCORPORATION

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Six Months Ended June 30, 2000 and 1999

                                 (In Thousands)

                                                                                           Less
                                                                                          Maximum
                                                                           Accumulated     Cash
                                                                              Other      Obligation
                                                      Capital   Retained  Comprehensive   To ESOP
                                                       Stock    Earnings     Income        Shares     Total
                                                      -------------------------------------------------------
Balance, January 1, 2000 ..........................   $10,214   $61,984    $  (981)      $(10,953)   $60,264
Net income ........................................       - -     4,603        - -            - -      4,603
Change related to ESOP shares .....................       - -       - -        - -           (391)      (391)
Cash dividends ($1.45 per share) ..................       - -    (2,169)       - -            - -     (2,169)
Other comprehensive income ........................       - -       - -       (145)           - -       (145)
                                                      -------------------------------------------------------
Balance, June 30, 2000 ............................   $10,214   $64,418    $(1,126)      $(11,344)  $ 62,162
                                                      =======================================================


Balance, January 1, 1999 .........................   $ 9,140    $55,428    $ 1,185       $ (9,301)  $ 56,452
Net income ........................................      - -      4,160        - -            - -      4,160
Change related to ESOP shares .....................      - -        - -        - -           (968)      (968)
Cash dividends ($1.30 per share) ..................      - -     (1,911)       - -            - -     (1,911)
Other comprehensive income ........................      - -        - -     (1,372)           - -     (1,372)
Issuance of 24,424 shares of common stock .........      645        - -        - -            - -        645
Income tax benefit related to
  stock options exercised .........................      - -        308        - -            - -        308
                                                     --------------------------------------------------------
Balance, June 30, 1999 ............................  $ 9,785   $ 57,985    $  (187)      $(10,269)  $ 57,314
                                                     ========================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 2000 and 1999
                                 (In Thousands)

                                                                                     2000        1999
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  4,603    $  4,160
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ...............................................................        680         714
    Provision for loan losses ..................................................        474         408
    Deferred income taxes ......................................................        161         (60)
    Compensation paid by issuance of common stock ..............................        - -          20
    (Increase) decrease in accrued interest receivable .........................       (740)       (774)
    Amortization of bond discount ..............................................         33         245
    (Increase) in other assets .................................................        378        (849)
    Amortization of intangibles ................................................        172         172
    Increase in accrued interest and other liabilities .........................        182       1,046
                                                                                   --------------------
    Net cash provided by operating activities ..................................   $  5,943    $  5,082
                                                                                   --------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES
  Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 13,531    $ 19,637
    Held to maturity ...........................................................      1,568       2,241
  Purchase of investment securities, available for sale ........................    (16,489)    (26,689)
  Federal funds sold, net ......................................................          6      24,895
  Loans made to customers, net of collections ..................................    (40,427)    (48,877)
  Purchases of property and equipment ..........................................     (2,237)     (1,210)
                                                                                   --------------------
    Net cash (used in) investing activities ....................................   $(44,048)   $(30,003)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ........................................   $ 36,791    $ 10,857
    Net increase (decrease) in fed funds purchased and securities sold under
      agreements to repurchase .................................................    (10,961)     (2,065)
    Borrowings from FHLB .......................................................     40,000      25,000
    Payments on FHLB notes .....................................................    (23,000)     (7,000)
    Stock options exercised ....................................................        - -         625
    Income tax benefits on stock options exercised .............................        - -         308
    Dividends paid .............................................................     (2,169)     (1,911)
                                                                                   --------------------
       Net cash provided by financing activities ...............................   $ 40,661    $ 25,814
                                                                                   --------------------
       Increase in cash and due from banks .....................................   $  2,556    $    893

CASH AND DUE FROM BANKS
    Beginning ..................................................................     21,765      16,427
                                                                                   --------------------
    Ending .....................................................................   $ 24,321    $ 17,320
                                                                                   ====================

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest paid to depositors and others ..................................   $ 11,121    $ 10,282
       Interest paid on other obligations ......................................      4,112       2,314
       Non-cash financing transaction, increase in maximum cash obligation
        related to ESOP shares .................................................        391         968

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

Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                            (In thousands)
                                                                June 30
                                                       -------------------------
                                                         2000             1999
                                                       -------------------------

Agricultural .................................         $ 30,131         $ 27,997
Commercial and financial .....................           35,927           34,300
Real estate, construction ....................           40,417           38,634
Real estate, mortgage ........................          477,892          382,741
Loans to individuals .........................           30,927           34,935
                                                       --------         --------
                                                       $615,294         $518,607
Less allowance for loan losses ...............            9,960            9,227
                                                       --------         --------
                                                       $605,334         $509,380
                                                       ========         ========

Transactions in the allowance for loan losses are as follows:

                                                            (In thousands)
                                                              Six Months
                                                             Ended June 30
                                                       -------------------------
                                                        2000              1999
                                                       -------------------------

Balance, beginning ...........................         $ 9,750          $ 8,856
  Provision charged to expense ...............             474              408
  Net charge-offs ............................            (264)             (37)
                                                       -------          -------
Balance, ending ..............................         $ 9,960          $ 9,227
                                                       =======          =======

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                              (In thousands)
                                                                  June 30
                                                            --------------------
                                                              2000       1999
                                                            --------------------

Nonaccrual ..........................................       $    - -   $     - -
Accruing loans, past due 90 days or more ............          2,172       1,749
Restructured loan ...................................            - -         - -
Impaired loans ......................................          8,837       9,413


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

Recent Activities

During the first six months of 2000 the Company expanded to a new market and two significant construction projects were started. In February we opened a new office in downtown Cedar Rapids, Iowa, our tenth location. At the end of the six months our consolidated total assets exceeded $819 million, reflecting continued growth at all locations. The construction of our new operations center in Hills, began in March 2000, and continues to be on schedule with a completion expected by February of 2001. The total cost of the project is expected to be approximately $3.1 million, plus capitalized interest cost during constuction. Also we began construction of a 6,000 square foot addition to the Coralville office, which will be primarily for retail banking services in the growing Coralville market. The Coralville project also includes a substantial remodeling of the existing two story Coralville office. Total project costs are estimated to be approximately $2.1 million.

Financial Position

Total assets at June 30, 2000 totaled $819.3 million and represent a $99.8 million increase in assets from one year ago. This increase in assets includes an increase in net loans from June 30, 1999 to June 30, 2000 of $96.0 million, with primarily all the loan growth attributable to real estate loans, consistent with our loan growth of the past few years. The local and national economy continues to be strong despite recent increases in interest rates. Our asset growth was funded primarily by deposit growth of $53.9 million, federal funds purchased and securities sold under agreements to repurchase of $7.3 million and a net increase in Federal Home Loan Bank note advances of $32.0 million. Due to the continued loan demand and challenges for funding sources, asset-liability management continues to be very important. The asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns. We believe that we will be able to maintain sufficient liquidity.

In January 2000, Hills Bancorporation paid a dividend of $2,169,000 or $1.45 per share, an 11.54% increase from the $1.30 paid in January 1999. After payment of the dividend and adjustment for accumulated other comprehensive income, stockholders' equity as of June 30, 2000 totaled $62,162,000. The total stockholders' equity of Hills Bancorporation as of June 30, 2000 before the reduction for the ESOP shares, totaled 8.97% of total assets. Under risk-based capital rules, our total risk based capital is 14.13% of risk adjusted assets, and substantially in excess of required miniumums.

Results of Operations

Net income for the quarter and six months ended June 30, 2000 compared to the same periods in 1999 had increases of $318,000 and $443,000, respectively. For both periods the changes were primarily the result of significant increases in net interest income which was the result of increases in average earning assets from the prior year. Average earning assets were approximately $102.5 million higher for the six months ended June 30, 2000 compared to the same period in 1999. Other income increased over the prior year by $188,000 for the three month period ended June 30 and $322,000 for the six month period then ended. Loan origination fees for the quarter and six months decreased $140,000 and $292,000, respectively as interest rates increased significantly from the rates prevailing during the first six months of 1999 and this directly affected the volume of loans sold in the secondary market. Trust fees, deposit account charges and other fees increased $328,000 for the three months and $614,000 for the six months which were the direct results of volume increases in trust assets and deposit accounts opened, respectively.

Other expenses increased $285,000 and $933,000 for the three and six month periods presented. For the $933,000 increase, salaries and benefits accounted for $465,000, occupancy and furniture and equipment expense $166,000 and all other expenses $302,000. The salaries and employee benefits increased as the result of salary adjustments in the first quarter of 2000 and the addition of employees at the new Cedar Rapids office. The East Iowa City branch of Hills Bank and Trust Company was opened in June 1999 and the Cedar Rapids office of Hills Bank opened in February 2000. The two new locations accounted for a portion of the increase in occupancy expense and other expense increases in marketing and business promotion. Also early in 2000 the banks introduced on-line banking services and incurred increased promotion expenses. The usage of on-line service has exceeded our expectations and we look forward to continued increased usage.

Earnings per share, both basic and diluted, increased for the quarter ended June 30, 2000 compared to 1999. For the quarter ended June 30, 2000 basic and diluted earnings per share totaled $1.60 and $1.59 in comparison to $1.40 and $1.39 for the quarter ended June 30, 1999. For the six month period ended in June 2000, basis and diluted earning per share totaled $3.08 and $3.05 compared to $2.82 and $2.79 for the same period in 1999.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is comprised primarily of interest rate risk arising form its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to-date in 2000 changed significantly when compared to 1999.

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

Item 2.       Changes in Securities and use of Proceeds

              There were no changes in securities.

Item 3.       Defaults upon Senior Securities

              Hills Bancorporation has no senior securities.

Item 4.       Submission of Matters to a Vote of Security Holders

              At the Annual Meeting held on April 17, 2000, the security holders approved the following:

              1. Election of Michael E. Hodge to a one year term to the Board of Directors expiring at the 2001 Annual Meeting.

              2.  Election of Willis M. Bywater, Thomas J. Gill, D.D.S.,
                  Donald H. Gringer and Dwight O. Seegmiller to three-year terms to the Board of Directors expiring at the 2003 Annual Meeting.

              3. Approved the Hills Bancorporation 2000 Stock Option and Incentive Plan.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit

                   See exhibit II - Statement Re Computation of Earnings Per Common Share

              (b)  Reports on Form 8-K

                   No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                              HILLS BANCORPORATION
                                   EXHIBIT II

                    COMPUTATION OF EARNINGS PER COMMON SHARE

                                            Three months ended       Six months ended
                                                   June 30                 June 30
                                            --------------------    -------------------
                                              2000        1999         2000       1999
                                            ---------------------   --------------------
Weighted average numbe of shares
  outstanding (basic) ...................   1,495,941   1,484,525   1,495,941   1,476,139

Weighted average of potential dilutive
  shares attributable to stock options
  granted computed under the treasury
  stock method ..........................      12,677      11,871      12,631      16,217
                                            ---------------------------------------------
Weighted average number of shares
  (diluted) .............................   1,508,618   1,496,396   1,508,572   1,492,356
                                            =============================================


Earnings Per Share:
  Net income (in thousands) .............   $   2,399   $   2,081   $   4,603   $   4,160
  Earnings per common share:
    Basic ...............................   $    1.60   $    1.40   $    3.08   $    2.82
    Diluted .............................        1.59        1.39        3.05        2.79

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     HILLS BANCORPORATION
                                     (Registrant)



August 14, 2000                      /s/ Dwight O. Seegmiller
--------------------                 -------------------------------------------
Date                                 Dwight O. Seegmiller, President
                                     (Duly authorized officer of the registrant)


August 14, 2000                      /s/ James G. Pratt
--------------------                 -------------------------------------------
Date                                 James G. Pratt, Treasurer
                                     (Principal Financial Officer)