Form 10-Q
period 2000-09-30
HILLS BANCORPORATION
filed 2000-11-14
CIK 732417

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

                For the quarterly period ended September 30, 2000

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

                                                             SHARES OUTSTANDING
          CLASS                                              AT October 31, 2000
--------------------------                                   -------------------
Common Stock, no par value                                         1,495,941

                              HILLS BANCORPORATION

                               Index to Form 10-Q
                                     Part I

                              FINANCIAL INFORMATION


                                                                           Page
                                                                          Number

Item 1.  Financial Statements

         Consolidated balance sheets, September 30, 2000 (unaudited)
           and December 31, 1999
         Consolidated statements of income, (unaudited) for three and nine months ended September 30, 2000 and 1999
         Consolidated statements of comprehensive income, (unaudited) for three and nine months ended September 30, 2000 and 1999 Consolidated statements of stockholders' equity, (unaudited)
           for three and nine months ended September 30, 2000 and 1999 Consolidated statements of cash flows (unaudited) for nine months ended September 30, 2000 and 1999
         Notes to consolidated financial statements

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

Item 6.  Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS

                          (In Thousands Except Shares)

                                                          September 30,
                                                              2000       December 31,
                                                            Unaudited       1999*
                                                          ---------------------------
ASSETS
Cash and due from banks ..................................   $  21,381    $  21,765
Investment securities:
   Available for sale (amortized cost
     September  30, 2000 $134,989;
     December 31, 1999 $133,516) .........................     134,337      131,961
   Held to maturity (fair value
     September  30, 2000 $16,675;
     December 31, 1999 $18,362) ..........................      16,577       18,307
   Stock of Federal Home Loan Bank .......................       7,927        5,930
Federal funds sold .......................................       5,510          206
Loans, net ...............................................     622,574      565,381
Property and equipment, net ..............................      14,338       11,646
Accrued interest receivable ..............................       7,647        6,376
Deferred income taxes, net ...............................       3,473        3,954
Other assets .............................................       8,014        8,440
                                                             ---------    ---------
                                                             $ 841,778    $ 773,966
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing deposits .............................   $  73,872    $  66,794
Interest-bearing deposits ................................     547,532      495,292
                                                             ---------    ---------
   Total deposits ........................................   $ 621,404    $ 562,086
Federal funds purchased and securities
   sold under agreements to repurchase ...................      12,377       26,714
Federal Home Loan Bank notes .............................     125,669      108,700
Accrued interest payable .................................       2,535        2,040
Other liabilities ........................................       3,237        3,209
                                                             ---------    ---------
                                                             $ 765,222    $ 702,749
                                                             ---------    ---------
REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ................................................   $  11,735    $  10,953
                                                             ---------    ---------
STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued September  30, 2000 - 1,495,941 shares;
   December 31, 1999 - 1,495,941 shares ..................   $  10,214    $  10,214
Retained earnings ........................................      66,754       61,984
Accumulated other comprehensive income,
   unrealized gains (losses) on investment securities, net        (412)        (981)
                                                             ---------    ---------
                                                             $  76,556    $  71,217
Less, maximum cash obligation related to
   ESOP shares ...........................................      11,735       10,953
                                                             ---------    ---------
                                                             $  64,821    $  60,264
                                                             ---------    ---------
                                                             $ 841,778    $ 773,966
                                                             =========    =========

* Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 2000 and 1999
                      (In Thousands, Except Per Share Data)

                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------
                                             September 30        September 30
                                          -----------------   -----------------
                                           2000      1999       2000      1999
                                          -------------------------------------
Interest income:
   Interest and fees on loans ..........  $12,950   $10,746   $36,813   $30,624
   Interest on investment securities:
     Taxable ...........................    1,832     1,788     5,567     5,315
     Non-taxable .......................      439       394     1,284     1,157
   Interest on federal funds sold ......       79        78       346       435
                                          -------   -------   -------   -------
   Total interest income ...............  $15,300   $13,006   $44,010   $37,531
                                          -------   -------   -------   -------

Interest expense:
   Interest on deposits ................  $ 6,536   $ 5,220   $17,870   $15,498
   Interest on securities sold under
     agreements to repurchase ..........      162       113       424       308
   Interest on FHLB borrowings .........    1,854     1,296     5,704     3,415
                                          -------   -------   -------   -------
   Total interest expense ..............  $ 8,552   $ 6,629   $23,998   $19,221
                                          -------   -------   -------   -------
   Net interest income .................  $ 6,748   $ 6,377   $20,012   $18,310
Provision for loan losses ..............      237       204       711       612
                                          -------   -------   -------   -------
   Net interest income after provision
     for loan losses ...................  $ 6,511   $ 6,173   $19,301   $17,698
                                          -------   -------   -------   -------
Other income:
   Loan origination fees ...............  $   110   $   121   $   222   $   525
   Trust fees ..........................      590       457     1,757     1,483
   Deposit account charges and fees ....      652       605     1,851     1,589
   Net losses on sale of investment
     securities ........................      - -      (214)      - -      (214)
   Other fees and charges ..............      534       464     1,710     1,382
                                          -------   -------   -------   -------
                                          $ 1,886   $ 1,433   $ 5,540   $ 4,765
                                          -------   -------   -------   -------

Other expenses:
   Salaries and employee benefits ......  $ 2,659   $ 2,429   $ 7,939   $ 7,244
   Occupancy ...........................      414       330     1,085       920
   Furniture and equipment .............      517       453     1,512     1,363
   Office supplies and postage .........      254       290       754       814
   Other operating .....................    1,183     1,045     3,514     3,050
                                          -------   -------   -------   -------
                                          $ 5,027   $ 4,547   $14,804   $13,391
                                          -------   -------   -------   -------
   Income before income taxes ..........  $ 3,370   $ 3,059   $10,037   $ 9,072
Federal and state income taxes .........    1,034       941     3,098     2,794
                                          -------   -------   -------   -------
   Net income ..........................  $ 2,336   $ 2,118   $ 6,939   $ 6,278
                                          =======   =======   =======   =======
Earning per common share:
     Basic .............................  $  1.56   $  1.41   $  4.63   $  4.20
     Diluted ...........................     1.55      1.40      4.60      4.17

                              HILLS BANCORPORATION

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             Three and Nine Months Ended September 30, 2000 and 1999
                                 (In Thousands)

                                                  Three Months Ended     Nine Months Ended
                                                      September 30         September 30
                                                  -------------------    ------------------
                                                    2000       1999       2000       1999
                                                   -------    -------    -------    -------
Net Income .....................................   $ 2,336    $ 2,118    $ 6,939    $ 6,278
                                                   -------    -------    -------    -------
Other comprehensive income:
   Unrealized gains (losses) on debt securities      1,133       (371)       903     (2,527)
   Income tax effect of unrealized gains losses)      (419)       138       (334)       922
                                                   -------    -------    -------    -------
                                                   $   714    $  (233)   $   569    $(1,605)
                                                   -------    -------    -------    -------
   Comprehensive Income ........................   $ 3,050    $ 1,885    $ 7,508    $ 4,673
                                                   =======    =======    =======    =======

See Notes to Financial Statements.

                              HILLS BANCORPORATION

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2000 and 1999
                                 (In Thousands)

                                                                                   Less
                                                                                  Maximum
                                                                   Accumulated     Cash
                                                                      Other      Obligation
                                              Capital   Retained   Comprehensive  To ESOP
                                               Stock    Earnings      Income       Shares      Total
                                             --------   --------   ------------- -----------  --------
Balance, December 31, 1999 ................. $ 10,214   $ 61,984    $ (981)       $(10,953)   $ 60,264
  Net income ...............................    - - -      6,939     - - -           - - -       6,939
  Change related to ESOP shares ............    - - -      - - -     - - -            (782)       (782)
  Cash dividends ($1.45 per share) .........    - - -     (2,169)    - - -           - - -      (2,169)
  Other comprehensive income ...............    - - -      - - -       569           - - -         569
                                             --------   --------    ------        --------    --------
Balance, September 30, 2000 ................ $ 10,214   $ 66,754    $ (412)       $(11,735)   $ 64,821
                                             ========   ========    ======        ========    ========

                                                                                   Less
                                                                                  Maximum
                                                                   Accumulated     Cash
                                                                      Other      Obligation
                                              Capital   Retained   Comprehensive  To ESOP
                                               Stock    Earnings      Income       Shares      Total
                                             --------   --------   -------------  --------    --------

Balance, December 31, 1998 ................. $ 9,140    $55,428     $ 1,185       $ (9,301)   $ 56,452
  Net income ...............................   - - -      6,278       - - -          - - -       6,278
  Change related to ESOP shares ............   - - -      - - -       - - -         (1,610)    (1,610)
  Cash dividends ($1.30 per share) .........   - - -     (1,911)      - - -          - - -     (1,911)
  Other comprehensive income ...............   - - -      - - -      (1,605)         - - -     (1,605)
  Issuance of 24,424 shares of common stock      645      - - -       - - -          - - -        645
  Income tax benefit related to
    stock options exercised ................   - - -        308       - - -          - - -        308
                                             -------    -------     --------      --------    -------
Balance, September 30, 1999 ................ $ 9,785    $60,103     $  (420)      $(10,911)   $ 58,557
                                             =======    =======     ========      ========    ========

See Notes to Financial Statements.

                              HILLS BANCORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 2000 and 1999
                                 (In Thousands)

                                                                                    2000        1999
                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  6,939    $  6,278
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................      1,020       1,071
    Provision for loan losses ..................................................        711         612
    Net losses on disposition of investment securities .........................      - - -         214
    Deferred income taxes ......................................................        147         (56)
    Compensation paid by issuance of common stock ..............................      - - -          20
    (Increase) decrease in accrued interest receivable .........................     (1,271)       (699)
    Amortization of bond discount ..............................................         52         339
    (Increase) in other assets .................................................        168      (1,401)
    Amortization of intangibles ................................................        258         258
    Increase in accrued interest and other liabilities .........................        523       1,291
                                                                                   --------    --------
    Net cash provided by operating activities ..................................   $  8,547    $  7,927
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds  from  maturities  of investment securities:
    Available for sale .........................................................   $ 21,531    $ 26,837
    Held to maturity ...........................................................      1,651       2,055
    Proceeds from sales of available for sale securities .......................      - - -       9,003
    Purchase of available for sale investment securities .......................    (24,974)    (46,726)
    Federal funds sold, net ....................................................     (5,304)     36,605
    Loans made to customers, net of collections ................................    (57,904)    (76,098)
    Purchases of property and equipment ........................................     (3,712)     (1,483)
                                                                                   --------    --------
    Net cash (used in) investing activities ....................................   $(68,712)   $(49,807)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits ...................................................   $ 59,318    $ 14,672
    Net increase (decrease) in fed funds purchased and
       securities sold under agreements to repurchase ..........................    (14,337)     16,135
    Borrowings from FHLB .......................................................     40,000      25,000
    Payments on FHLB notes .....................................................    (23,031)    (12,032)
    Stock options exercised ....................................................      - - -         625
    Income tax benefits on stock options exercised .............................      - - -         308
    Dividends paid .............................................................     (2,169)     (1,911)
                                                                                   --------    --------
       Net cash provided by financing activities ...............................   $ 59,781    $ 42,797
                                                                                   --------    --------
       Increase (decrease) in cash and due from banks ..........................   $   (384)   $    917

CASH AND DUE FROM BANKS
    Beginning ..................................................................     21,765      16,427
                                                                                   --------    --------
    Ending .....................................................................   $ 21,381    $ 17,344
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES
   Cash payments for:
       Interest paid to depositors and others ..................................   $ 17,375    $ 15,568
       Interest paid on other obligations ......................................      6,128       3,723
       Non-cash financing transaction, increase in maximum cash
         obligation related to ESOP shares .....................................        782       1,610

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

Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                           (In thousands)
                                                            September 30
                                                     --------------------------
                                                       2000             1999
                                                     ---------        ---------

Agricultural ................................        $  29,090        $  29,394
Commercial and financial ....................           37,292           40,046
Real estate, construction ...................           44,340           39,706
Real estate, mortgage .......................          489,453          406,420
Loans to individuals ........................           32,447           30,058
                                                     ---------        ---------
                                                     $ 632,622        $ 545,624
Less allowance for loan losses ..............           10,048            9,227
                                                     ---------        ---------
                                                     $ 622,574        $ 536,397
                                                     =========        =========

Transactions in the allowance for loan losses are as follows:

                                                          (In thousands)
                                                            Nine Months
                                                         Ended September 30
                                                      -------------------------
                                                       2000              1999
                                                      --------         --------

Balance, beginning ...........................        $  9,750         $  8,856
  Provision charged to expense ...............             711              612
  Net charge-offs ............................            (413)            (241)
                                                      --------         --------
Balance, ending ..............................        $ 10,048         $  9,227
                                                      ========         ========

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                      (In thousands)
                                                       September 30
                                                     -----------------
                                                      2000       1999
                                                     ------     ------

Nonaccrual .....................................     $   98     $- - -
Accruing loans, past due 90 days or more .......      2,215      1,083
Restructured loan ..............................      - - -      - - -
Impaired loans .................................     $8,908      9,343

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

Recent Activities

During the first nine months of 2000 the Company expanded to a new market and two significant construction projects were started in Hills and Coralville, respectively. In February the Company opened a new office in downtown Cedar Rapids, Iowa, our tenth location. The construction of the new operations center in Hills, began in March 2000, and continues to be on schedule with a completion expected by December of 2000. The total cost of the project is expected to be approximately $3.1 million, plus capitalized interest cost during construction. Also construction began in June, 2000 of a 6,000 square foot addition to the Coralville office, which will be primarily for retail banking services in the growing Coralville market. The Coralville project also includes a substantial remodeling of the existing two story Coralville office. Total project costs are estimated to be approximately $2.1 million.

Financial Position

Total assets at September 30, 2000 are $841.8 million and represent a $103.2 million increase in assets from one year ago. This increase in assets included an increase in net loans from September 30, 1999 to September 30, 2000 of $86.2 million, with primarily all the loan growth attributable to real estate loans, consistent with loan growth over the last few years. The local and national economy continues to be strong despite recent increases in interest rates. Our asset growth was funded primarily by deposit growth of $72.6 million, while federal funds purchased and securities sold under agreements to repurchase decreased by $14.3 million and a net increase in Federal Home Loan Bank note advances of $37.0 million. Due to the continued loan demand and challenges for funding sources, asset-liability management continues to be very important. The asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns. The Company believes it will be able to maintain sufficient liquidity.

In January 2000, Hills Bancorporation paid a dividend of $2,169,000 or $1.45 per share, an 11.54% increase from the $1.30 paid in January 1999. After payment of the dividend and adjustment for accumulated other comprehensive income, stockholders' equity as of September 30, 2000 totaled $64,821,000. The total stockholders' equity of Hills Bancorporation as of September 30, 2000 before the reduction for the ESOP shares, totaled 9.09% of total assets. Under risk-based capital rules, our total risk based capital is 13.70% of risk adjusted assets, and substantially in excess of required minimums.

Results of Operations

Net income for the quarter and nine months ended September 30, 2000 compared to the same periods in 1999 had increases of $218,000 and $661,000, respectively. For both periods the changes were primarily the result of significant increases in net interest income which was the result of increases in average earning assets from the prior year. Average earning assets were approximately $100 million higher for the nine months ended September 30, 2000 compared to the same period in 1999. Total other income increased over the prior year by $453,000 for the three months ended September 30, 2000 and $775,000 for the nine month period then ended.

Loan origination fees for the nine months in 2000 are $303,000 less than 1999 as a result of fewer real estate loan refinancings in 2000. Trust fees, deposit account charges and other fees increased $250,000 for the three months and $864,000 for the nine months and were the direct results of volume increased in trust assets and deposit accounts opened. During the third quarter of 1999 the Company had a reduction of other income by $214,000, which represented investment securities losses taken to replace lower yielding securities with higher yielding securities of similar risk and maturity. For the year 2000 no gains and losses on sale of investment securities have occurred.

Other expenses increased $480,000 and $1,413,000 for the two periods represented. Of the increase, salaries and benefits accounted for $695,000, occupancy and furniture and equipment expense $314,000 and all other expenses $404,000. The salaries and employee benefits increase were the direct result of salary adjustments in the first quarter of 2000 and the two new offices added during the last sixteen months. The Eastside location of Hills Bank and Trust Company opened in June of 1999 and the Cedar Rapids office of Hills Bank opened in February of 2000. The two new locations also accounted for a portion of the increase in occupancy expense and other expense increases in marketing and business promotion. Also during the year 2000 the banks have introduced an on-line banking product and incurred increased promotion expense for this product.

Earnings per share, both basic and diluted, increased for the quarter ended September 30, 2000 compared to 1999. For the quarter ended September 30, 2000 basic and diluted earnings per share were $1.56 and $1.55 in comparison to $1.41 and $1.40 for the quarter ended September 30, 1999. The earnings per share for the nine months ended September 30, 2000 and 1999 were $4.63 and $4.20 for basic earnings per share and $4.60 and $4.17 for diluted earnings per share.

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

Our objective is to structure the balance sheet so that net interest margin fluctuates in a narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 4 percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit

                   See exhibit II - Statement Re Computation of Earnings Per Common Share

              (b)  Reports on Form 8-K

                   No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     HILLS BANCORPORATION
                                     (Registrant)



November 14, 2000                    /s/ Dwight O. Seegmiller
------------------                   -------------------------------------------
Date                                 Dwight O. Seegmiller, President
                                     (Duly authorized officer of the registrant)


November 14, 2000                    /s/ James G. Pratt
-----------------                    -------------------------------------------
Date                                 James G. Pratt, Treasurer
                                     (Principal Financial Officer)