Form 10-K
period 2000-12-31
HILLS BANCORPORATION
filed 2001-03-30
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-k

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.     Commission File Number 0-12668.

                              HILLS BANCORPORATION
              (Exact name of Registrant as specified in its charter)

               Iowa                                         42-1208067
----------------------------------------           -----------------------------
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

Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 20, 2001 (based upon reports of beneficial ownership that approximately 82% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $77 per share) was $94,425,000

The number of shares outstanding of the Registrant's common stock as of March 20, 2001 is 1,495,483 shares of no par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 20, 2001 for the Annual Meeting of the Shareholders of the Registrant to be held April 16, 2001 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

                                  EXHIBIT INDEX

The exhibits index is on Page 68.

Part I

Item 1.   Business

Hills Bancorporation (the "Company") is a multibank holding company principally engaged in the business of banking. Its two wholly-owned subsidiary banks are Hills Bank and Trust Company, Hills, Iowa ("Hills Bank and Trust") and Hills Bank Kalona, Kalona, Iowa ("Hills Bank Kalona") (hereinafter collectively referred to as the "Banks").

The Company was incorporated December 12, 1982 and all operations are conducted within the state of Iowa. The Company became owner of 100% of the outstanding stock of Hills Bank and Trust as of January 23, 1984 when stockholders of Hills Bank and Trust exchanged their shares for shares of the Company. Effective July 1, 1996, the Company formed a new subsidiary, Hills Bank, which acquired for cash all the outstanding shares of a bank in Lisbon, Iowa. Subsequently an office of Hills Bank was opened in Mount Vernon, Iowa, a community that is contiguous in Lisbon. In 2000, the charter of Hills Bank was relocated in Cedar Rapids, Iowa, although Hills Bank continued to maintain offices in Lisbon and Mount Vernon, Iowa. Effective November 17, 2000, Hills Bank was merged into Hills Bank and Trust.

Hills Bank and Trust currently serves the communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa. These communities have a combined population of approximately 80,000 and Johnson County, Iowa has a population of approximately 106,000. The University of Iowa in Iowa City has over 27,000 students and 23,000 full and part-time employees, including employees of the University of Iowa Hospitals and Clinics. Johnson County, Iowa has one of the strongest economies in Iowa and has had substantial economic growth in the past ten years. Johnson County is known for its educational institutions, health care facilities, cultural and sports events, and retail centers. As a result of the merger of Hills Bank into Hills Bank and Trust in 2000, Hills Bank and Trust also now operates offices in Linn County, Iowa located in Lisbon, Mount Vernon and Cedar Rapids, Iowa. Lisbon has a population of approximately 1,500 and Mount Vernon, located two miles away, has a population of 3,700. Both communities are strong economically and are easy commuting distances to Cedar Rapids and Iowa City, Iowa. In addition, Mount Vernon is the home of Cornell College, which has approximately 1,200 students. Cedar Rapids has a metropolitan population of approximately 180,000 and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380. The larger employers in Cedar Rapids are Rockwell Collins with approximately 6,300 employees and Amana Appliances with approximately 2,950 employees. Other major employers include Cedar Rapids Community Schools (about 2,475 employees), St. Luke's Hospital (about 2,250 employees), and McLeodUSA (approximately 2,000 employees). There are several additional employers in Cedar Rapids having from 1,000 to 2,000 employees each.

On September 20, 1996, another subsidiary, Hills Bank, Kalona, acquired cash, certain assets and assumed the deposits of the Kalona, Iowa office of Boatmen's Bank Iowa, N.A. Hills Bank Kalona is located in Kalona, Iowa (Washington County), approximately 20 miles south of Iowa City. Kalona has a population of approximately 2,000 people. Kalona is primarily an agricultural community, but is located within easy driving distance for employment in Iowa City, which has a population of approximately 60,000 people and Washington, Iowa, which as a population of approximately 7,300 people.

The Banks are all full-service commercial banks extending their services to individuals, business, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Cedar Rapids, Coralville, North Liberty, Lisbon, Mount Vernon, and Kalona. This area includes all of Johnson County and parts of Linn and Washington counties. All of the Banks are actively engaged in all areas of commercial banking, including acceptance of demand; savings and time deposits; making commercial, real estate, agricultural and consumer loans; maintaining night and safe deposit facilities; and performing collection, exchange and other banking services tailored for individual customers. Hills Bank and Trust administers estates, personal trusts, and pension and profit-sharing funds and, in connection therewith, provides for farm management and investment advisory and custodial services for individuals, corporations and nonprofit organizations. At this time, trust services are available only at the Hills Bank and Trust locations. The loan activity of the Banks is diversified, with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans composing the majority of its loan portfolio. In addition, the Banks earn substantial fees from originating mortgages that are sold in the secondary residential real estate market without mortgage servicing rights being retained.

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


The commercial banking business is highly competitive and the Banks compete with other commercial banks, credit unions, brokerage firms, finance companies, insurance companies and other financial institutions. Recent developments have resulted in increasing competition for deposits and loans in the markets served by the Banks. Although Hills Bank and Trust is the largest locally-owned bank in Iowa City, as a result of relocations from smaller outlying cities and the establishment of de nov banks, there are now nine commercial banks which operate in Iowa City and Coralville.

In recent  years,  Wells  Fargo  Corporation,  Firstar  Corporation,  Commercial
Federal Bank of America Corporation (formerly NationsBank) have acquired a number of independent banks and smaller multibank holding companies in various metropolitan areas of Iowa. Each operates under a single charter in Iowa. In September 1998, the Company's largest competing bank in Iowa City, with assets of approximately $550 million, was acquired by Mercantile Bancorporation and effective January 2000 the Mercantile banks in Iowa were merged into Firstar Bank Iowa. In 2000, Firstar Corporation and U. S. Bancorporation announced a merger expected to be finalized in 2001 and Wells Fargo Corporation announced its acquisition of Brenton Bancorporation that is expected to be completed in 2001 After the completion of its acquisition of Brenton Bancorporation, Wells Fargo Corporation will have offices in Iowa City as well as in Cedar Rapids.

Hills Bank and Trust Company is in direct competition for deposits, loans and other financial related business with other financial institutions in Johnson County, Iowa. One of the largest competitors serving Johnson County is a branch of Firstar Bank, which does not disclose local assets. Other independent financial institutions are:

                                           Assets As Of
                                           December 31,
                                               2000
                                         -------------------
                                          (In Millions)

Largest competing bank                     $       389
Next largest competing bank                        166
Largest competing credit union                     234


Hills Bank Kalona competes with other banks in its trade territory and holds less than 40% of the deposits in this community.

Historically, Iowa's intrastate branching states have been rather restrictive when compared with those of other states. Iowa's intrastate branching statutes were relaxed in recent legislation that became effective on February 21, 2001(the "2001 Amendment"). The 2001 Amendment allows Iowa banks to move towards statewide branching by allowing every Iowa bank with the approval of its primary regulator, to establish three new bank offices anywhere in Iowa during the next three years. The three offices are in addition to those offices allowed within certain restricted geographic areas under prior Iowa law. Effective July 1, 2004, the 2001 Amendment repeals all limitations on bank office location and effectively allows statewide branching. After that date, banks will be allowed to establish an unlimited number of offices in any location in Iowa subject only to regulator's approval.

The Financial Services Modernization Act ("FSMA") was enacted into law on November 12, 1999. The most significant provision in this legislation is the repeal of the restriction on banks affiliating with securities firms. The FSMA would allow the creation of a "financial holding company" which can engage in a number of financial activities including insurance and securities underwriting and other agency activities, merchant banking and insurance company portfolio investment activities. Activities that are ancillary to financial activities are also allowed. Additionally, the FSMA amends the federal securities laws to incorporate functional regulation of bank securities activities and provides for the functional regulation of insurance activities by establishing which insurance products banks and bank subsidiaries may provide as principal. Furthermore, the FSMA provides reform in the Federal Home Loan Bank area by providing that banks with less than $500 million in assets may use long-term advances for loans to small business, small farms and small agri-businesses and replaces the current $300 million funding formula for the REFCORP obligations of the Federal Home Loan Banks to twenty percent (20%) of the Bank's annual net earnings.


In the area of privacy, the FSMA requires clear disclosure by all financial institutions of their privacy policy regarding the sharing of nonpublic information with both affiliates and third parties. Further, the FSMA requires a notice to consumers and an opportunity to "opt-out" of sharing of nonpublic personal information with nonaffiliated third parties subject to certain limited exceptions. The FSMA also provides reform in the area of ATMs, Community Reinvestment, Community Banks and Deposit Production Offices. Specifically, the FSMA requires ATM operators who impose a fee for use of an ATM by a noncustomer to post a notice on the machine that a fee will be charged and on the screen that a fee will be charged and the amount of the fee, and further requires a notice when ATM cards are issued that surcharges may be imposed by other parties when transactions are initiated from ATMs not operated by the card issuer. The FSMA also clarifies that nothing in the act repeals any provision of the Continuity Reinvestment Act ("CRA"); however, the FSMA requires full disclosure of all CRA agreements and grants regulatory relief regarding the frequency of CRA exams to small banks and savings and loans (those with no more than $250 million in assets),in the community bank area, the FSMA allows community banks all the powers as a matter of right that large institutions have accumulated on an ad hoc basis, including the ability to underwrite municipal bonds in several years. Finally, the FSMA expands the prohibition of deposit production offices contained in the Riegle-Neal Interstate bill to include all branches of an out-of-state bank holding company.

No material portion of the Banks' deposits have been obtained from a single person or a few persons. Accordingly, management of the Banks have no reason to believe that the loss of the deposits of any person or few persons would have a materially adverse effect on the Banks' operations or erode its deposit base. Approximately 4.5% of the Banks' loans have been made for agricultural purposes. The agricultural sector of the economy has been cyclical with a general trend toward fewer and larger farms. The Banks have not experienced a material adverse effect on their business as a result of defaults on agricultural loans and expect none in the future.

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

The Company is regulated by the Federal Reserve Bank.

All the Banks are regulated by the Federal Deposit Insurance Corporation and the State of Iowa Division of Banking.

The Company had no employees as of December 31, 2000 and the Banks had 250 regular and 82 part-time employees.


The following consolidated statistical information reflects selected balances and operations of the Company and the Banks for the periods indicated.

The following tables show (1) average balances of assets and liabilities, (2) interest income and expense on a tax equivalent basis, (3) interest rates and differential and (4) changes in interest income and expense.

AVERAGE BALANCES
(Average Daily Basis)

                                                         December 31,
                                                  ---------------------------
                                                  2000       1999       1998
                                                  ---------------------------
ASSETS
  Cash and due from banks ....................   $ 20,347   $ 16,863   $ 13,441
  Taxable securities .........................    121,499    119,856    111,099
  Nontaxable securities ......................     38,026     34,699     30,122
  Federal funds sold .........................     11,358      9,796     23,279
  Loans, net .................................    600,215    508,293    438,072
  Property and equipment, net ................     13,675     11,633     10,410
  Other assets ...............................     16,129     17,249     16,098
                                                 -------------------------------
                                                 $821,249   $718,389   $642,521
                                                 ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits ..........     69,246   $ 62,317   $ 52,538
Interest-bearing demand deposits .............     66,090     57,017     46,874
Savings deposits .............................    154,121    152,507    131,988
Time deposits ................................    309,565    274,507    262,111
Securities sold under agreements to repurchase
  and federal funds purchased ................     14,665     12,139      7,974
FHLB borrowings ..............................    128,043     86,880     75,262
Other liabilities ............................      5,569      4,659      4,250
Redeemable common stock held by
  Employee Stock Ownership Plan ..............     11,251     10,127      8,491
Stockholders' equity .........................     62,699     58,236     53,033
                                                 -------------------------------
                                                 $821,249   $718,389   $642,521
                                                 ===============================

INTEREST INCOME AND EXPENSE
                                                    Year Ended December 31,
                                                ------------------------------
                                                   2000      1999      1998
                                                ------------------------------
                                                   (In Thousands)
  Loans (1) ................................      $ 50,267  $  42,107 $  38,039
  Taxable securities .......................         7,481      7,167     6,832
  Nontaxable securities (1) ................         2,624      2,373     2,112
  Federal funds sold .......................           698        455     1,209
                                                  -----------------------------
     Total interest income .................        61,070     52,102    48,192
                                                  -----------------------------
Expense:
  Interest-bearing demand deposits .........         1,566      1,175       997
  Savings deposits .........................         5,615      4,769     4,648
  Time deposits ............................        17,690     14,882    14,813
  Securities sold under agreements
    to repurchase ..........................           699        517       417
  FHLB borrowings ..........................         7,494      4,970     4,379
                                                  -----------------------------
     Total interest expense ................        33,064     26,313    25,254
                                                  -----------------------------
     Net interest income ...................       $28,006    $25,789   $22,938
                                                  =============================

(1) Presented on a tax equivalent basis using a federal tax rate of 34% and state tax rates of 3.7%

INTEREST RATES AND INTEREST DIFFERENTIAL

                                                     Year Ended December 31,
                                                  ----------------------------
                                                   2000       1999       1998
                                                  ----------------------------
Average yields:
  Loans (1) ......................................   8.34%      8.25%      8.64%
  Loans (tax equivalent basis) ...................   8.37       8.28       8.68
  Taxable securities ..............................  6.15       5.98       6.15
  Nontaxable securities ...........................  4.55       4.51       4.63
  Nontaxable securities (tax equivalent basis) ....  6.90       6.84       7.01
  Federal funds sold ..............................  6.15       4.64       5.19
  Interest-bearing demand deposits ................  2.37       2.06       2.13
  Savings deposits ................................  3.64       3.13       3.52
  Time deposits ...................................  5.71       5.42       5.65
  Federal funds purchased and securities sold
    under agreements to repurchase ................  4.77       4.26       5.23
  FHLB borrowings .................................  5.85       5.72       5.82
  Yield on average interest-earning assets ........  7.92       7.75       8.00
  Rate on average interest-bearing liabilities ....  4.92       4.51       4.82
  Net interest spread (2)..........................  3.00       3.24       3.18
  Net interest margin (3) .........................  3.62       3.83       3.81

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

CHANGE IN INTEREST INCOME AND EXPENSE

                                                Change Due   Change Due   Total
                                                To Volume     To Rates    Change
                                                --------------------------------
                                                           (In Thousands)
Year ended December 31, 2000:

Change in interest income:
  Loans .....................................   $ 7,697    $   463    $ 8,160
  Taxable securities ........................       102        212        314
  Nontaxable securities .....................       230         21        251
  Federal funds sold ........................        80        163        243
                                                --------------------------------
                                                  8,109        859      8,968
                                                --------------------------------
Change in interest expense:
  Interest-bearing demand deposits ..........       201        190        391
  Savings deposits ..........................        52        794        846
  Time deposits .............................     1,979        829      2,808
  Securities sold under agreements
    to repurchase ...........................       116         66        182
  Interest on FHLB borrowings ...............     2,408        116      2,524
                                                --------------------------------
                                                  4,756      1,995      6,751
                                                --------------------------------
Change in net interest income ...............   $ 3,353    $(1,136)   $ 2,217
                                                ================================
Year ended December 31, 1999:
Change in interest income:
 Loans ......................................   $ 5,882    $(1,814)   $ 4,068
 Taxable securities .........................       528       (193)       335
 Nontaxable securities ......................       337        (76)       261
 Federal funds sold .........................     6,110     (2,200)     3,910
                                                ================================
Change in interest expense:
 Interest-bearing demand deposits ............      212        (34)       178
 Savings deposits .............................     672       (551)       121
 Time deposits ................................     685       (616)        69
 Securities sold under agreements
   to repurchase ...............................    188        (88)       100
 Interest on FHLB borrowings ...................    667        (76)       591
                                                --------------------------------
Change in net interest income ..............    $ 3,686    $  (835)   $ 2,851
                                                ================================

Rate volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

LOANS

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.

                                             December 31,
                           ----------------------------------------------------
                            2000       1999       1998       1997       1996
                           ----------------------------------------------------
                                             (In Thousands)
Agricultural ..............$ 28,560   $ 27,302   $ 32,318   $ 27,636   $ 23,133
Commercial and financial ..  37,832     36,848     39,438     33,616     30,650
Real estate, construction .  38,184     40,879     28,476      8,157      8,846
Real estate, mortgage ..... 499,010    439,072    338,871    332,655    279,134
Loans to individuals ......  33,715     31,030     30,664     28,707     33,812
                           -----------------------------------------------------
Total .....................$637,301   $575,131   $469,767   $430,771   $375,575
                           =====================================================

There were no foreign loans outstanding for any of the years presented

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 2000:

                                            Amount     One Year     One To   Over Five
                                           Of Loans    Or Less(1) Five Years    Years
                                           -------------------------------------------
                                                         (In Thousands)

Commercial, financial and agricultural ..   $ 66,392   $ 36,377   $ 26,747   $  3,267
Real estate, construction and mortgage ..    537,194     78,785    206,074    252,335
Other ...................................     33,715     11,316     21,827        573
                                           ------------------------------------------
                                            $637,301   $126,478   $254,648   $256,175
                                           ==========================================
Interest rates on loans are as follows:
Fixed rate ..............................   $372,526   $102,314   $247,988   $ 22,224
Variable rate ...........................    264,775     24,164      6,660    233,951
                                           ------------------------------------------
                                            $637,301   $126,478   $254,648   $256,175
                                           ==========================================


(1) A significant portion of the commercial loans are six-month notes. However, a significant amount of these notes are renewed when due.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Company's nonaccrual, past due, restructured and impaired loans as of December 31 for each of the years presented:

                              2000      1999       1998       1997      1996
                             ------------------------------------------------
Nonaccrual loans ........... $  618     $  --      $  12    $   --    $  339
Accruing loans past due
  90 days or more ..........  2,143     1,320        945       954     1,092
Restructured loans .........     --        --         --        --        --
Impaired loans ............. 11,068     9,265      8,956     9,556     7,811


The Company does not have a significant amount of loans that are past due less than 90 days on which there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

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

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for each of the last five years:

                                               Year Ended December 31,
                                ------------------------------------------------
                                  2000    1999     1998      1997       1996
                                ------------------------------------------------
                                                       (In Thousands)
Amount of loan loss allowance
  at beginning of year ....... $ 9,750   $ 8,856  $ 8,010   $ 7,311    $ 6,740

Charge-offs:
  Agriculture .................     26        60        4       197        300
  Commercial and financial ....    522       181      431       326        236
  Real estate, mortgage .......    254       104      132       215        127
  Loans to individuals ........    372       418      401       390        308
                                ------------------------------------------------
                                 1,174       763      968     1,128        971
                                ------------------------------------------------
Recoveries:
  Agriculture .................    153       157      125         65        48
  Commercial and financial ....    276       260      256        195        95
  Real estate, mortgage .......    118        30      100        377       215
  Loans to individuals ........    357       310      417        142        80
                                ------------------------------------------------
                                   904       757      898        779       438
                                ------------------------------------------------
Net charge-offs ...............    270         6       70        349       533
                                ------------------------------------------------
Allowances of acquired banks ..     --        --       --         --       350
                                ------------------------------------------------
Provision for loan losses (1) .    948       900      916      1,048       754
                                ------------------------------------------------
Balance of loan loss allowance
 at end of year .............. $10,428   $ 9,750  $ 8,856    $ 8,010   $ 7,311
                                ================================================

Ratio of net charge-offs
 during year to average
 loans outstanding............    0.04%    0.00%    0.02%      0.09%      0.16%
                                ================================================

The balance of the loan loss allowance has not been allocated by type of loan. Management regularly reviews the loan portfolio and does not expect any unusual material amount to be charged off during 2000 that would be significantly different than the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

(1) For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of loan portfolio and such other factors which deserve current recognition. The growth of the loan portfolio is a significant element in the determination of the provision for loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Banks review a substantial part of the loans in the portfolio and classify the loans into one or more categories. Based upon the risk category assigned, the Banks allocate a percentage, as determined by management, for a required allowance needed. The risk categories are similar to those used by federal and state regulatory agencies and consist of the following:

(1)  Pass
(2)  Potential watch and watch
(3)  Problem
(4)  Substandard
(5)  Doubtful

In addition, each bank's management also reviews and, where determined necessary, provides allowances based upon reviews of specific borrowers and provides general allowances for areas which management believes are of higher credit risk (agricultural loans and constructed model real estate homes as of December 31, 2000).

A summary of the components of the allowance for loan loss, by risk category, as of December 31, 2000 and 1999 is as follows:

                                                 2000      1999
                                                ----------------
                                                 (In Thousands)

Pass ........................................   $ 1,316   $ 2,220
Potential watch and watch loans .............     3,471     3,164
Substandard .................................     2,521     2,416
Specific borrowers (agricultural loans) .....     1,576     1,025
Constructed model real estate homes .........     1,544       925
                                                -----------------
                                                $10,428   $ 9,750
                                                =================

Anticipated charge-offs of the above categories are not determinable at December 31, 2000; however, management does not believe there are any categories of loans where future charge-offs are likely to be higher than the allowances provided.

PART I

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities as of December 31, 2000, 1999 and 1998 and the maturities and weighted average yield of the investment securities as of December 31, 2000:

                                                             December 31,
                                                    ----------------------------
                                                     2000       1999       1998
                                                    ----------------------------
                                                           (In Thousands)
Carrying value:
  U. S. Treasury securities ..................... $ 18,318   $ 19,470   $ 33,340
  Obligations of other U. S. Government
    agencies and corporations ...................   95,036     94,302     78,083
  Obligations of state and political subdivisions   39,923     36,496     33,580
                                                   -----------------------------
                                                  $153,277   $150,268   $145,003
                                                  ==============================


                                                        December 31, 2000
                                                   ----------------------------
                                                                     Weighted
                                                     Carrying         Average
                                                      Value            Yield
                                                   ----------------------------
                                                           (In Thousands)
Type and maturity grouping:
  U. S. Treasury maturities:
    Within 1 year ................................   $  6,509           6.14%
    From 1 to 5 years ............................     11,809           6.22
                                                     ---------
                                                       18,318
                                                     ---------
Obligations of other U. S. Government agencies
 and corporations, maturities:
  Within 1 year ..................................     31,283           5.86%
  From 1 to 5 years ..............................     63,260           6.30
  From 5 to 10 years .............................        493           6.05
                                                     --------
                                                       95,036
                                                     --------
Obligations of state and politicalsubdivisions,
  maturities:
  Within 1 year .................................       4,349           6.79%
  From 1 to 5 years .............................      20,247           6.87
  From 5 to 10 years ............................      14,921           7.04
  Over 10 years .................................         406           7.86
                                                     --------
                                                       39,923
                                                    ---------
    Total .......................................    $153,277
                                                    =========

INVESTMENT SECURITIES

As of December 31, 2000, there were no investment securities of any issuer, other than securities of the U. S. Government and U. S. Government agencies and corporations, exceeding 10% of stockholders' equity.

The weighted average yield is based on the amortized cost of the investment securities. The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5%.

DEPOSITS

The following tables show the average deposits and rates paid on such deposits for the years ended December 31, 2000, 1999 and 1998 and the composition of the certificates issued in denominations in excess of $100,000 as of December 31, 2000:
                                                          December 31,
                                        2000      Rate   1999     Rate    1998   Rate
                                        ---------------------------------------------
Average noninterest-bearing deposit .. $ 69,246   0.00% $ 62,317  0.00%$ 52,538  0.00%
Average interest-bearing demand
  deposits ...........................   66,090   2.37    57,017  2.06   46,874  2.13
Average savings deposits .............  154,121   6.21   152,507  3.13  131,988  3.52
Average time deposits ................  309,565   5.93   274,507  5.42  262,111  5.65
                                        ----------------------------------------------
                                       $599,022   6.57  $546,348       $493,511
                                        ==============================================

Time certificates issued in amounts
  of $100,000 or more as of
  December 31, 2000 with .............   Amount   Rate
  maturity in:                           ----------------
  3 months or less ................... $  6,527   5.75%
  3 through 6 months .................   10,069   6.21
  6 through 12 months ................    4,966   5.93
  Over 12 months .....................   25,091   6.57
                                       --------
                                       $ 46,653
                                       ========

There were no deposits in foreign banking offices.

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average stockholders' equity and average assets for the years ended December 31, 2000, 1999 and 1998:

                                                     December 31,
                                        ----------------------------------------
                                        2000             1999             1998
                                        ----------------------------------------
Return on assets                        1.14%            1.18%             1.17%
Return on stockholders' equity          14.94            14.54             14.12
Dividend payout ratio                   23.18            22.56             23.52
Stockholders' equity to assets ratio     7.63             8.11              8.25

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2000, 1999 and 1998:

                                              2000         1999             1998
                                             -----------------------------------
                                                  (Amounts In Thousands)

Outstanding as of December 31                $ 16,561     $ 26,714     $ 10,554
Weighted average interest rate at year end       4.80%        4.28%        4.40%
Maximum month-end balance                      16,678       27,815       10,547
Average month-end balance                      14,665       12,139        7,974
Weighted average interest rate for               4.77%        4.26%        5.23%


FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates during 2000, 1999 and 1998:

                                               2000         1999           1998
                                          --------------------------------------

Outstanding as of December 31              $ 120,668    $ 108,700      $ 75,732
Weighted average interest rate a                5.79%        5.66%         5.68%
Maximum month-end balance                    148,700      108,700        85,764
Average month-end balance                    128,043       86,880        75,262
Weighted average interest rate for the year     5.85%        5.72%         5.82%

Item 2.   Properties

The Company's office and the main bank of Hills Bank and Trust are located at 131 Main Street, Hills, Iowa. This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and in February 2001, the Company completed a two-story brick addition. With the completion of the 31,000 square foot addition, all bank processing and administrative systems, including trust, were consolidated in Hills, Iowa. A majority of these operations were located previously in the Coralville office and sixty- five full-part and part-time employees relocated.

The other offices of Hills Bank and Trust are as follows:

1. Iowa City office located at 1401 South Gilbert Street is a one-story brick building containing approximately 15,400 square feet. The branch has five drive-up teller lanes and a drive-up, 24-hour automatic teller machine. The Bank's trust department customer service representatives are located here. This building was constructed in 1982 and has been expanded several times, most recently in 1998.

2. Coralville office is a two story building built in 1972 that contained approximately 16,700 square feet of space. This

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

5. In June 1999, the Bank opened an office at 2400 Towncrest Drive on the eastside of Iowa City. The office is approximately 1,100 square feet and the lease expire in June 2002.

6. The Lisbon office is a two-story brick building in Lisbon, Iowa with approximately 3,000 square feet of banking retail space located on the first floor. The building was extensively remodeled in 1996 and has one drive-up lane and a walk-up, 24-hour automatic teller machine.

7. Hills Bank and Trust constructed and opened its Mount Vernon office location in February 1998 with the completion of a full-service, 4,200 square foot office, with four drive-up and a drive-up, automatic teller machine.

8. In February 2000, the Bank opened a 2,900 square foot branch office in downtown Cedar Rapids which is leased.

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

Neither the Company nor the Banks hold any properties that are the subject of hazardous waste clean-up investigations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 2000.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

There is no established trading market for the Company's common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. A bid and ask price is quoted in an Iowa City local paper and the quotes are provided by a local broker. The Company's stock is not actively traded. As of December 31, 2000, the Company had 1,270 shareholders.

Based on the Company's stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:

                 Number                            High             Low
                Of Shares       Number Of         Selling         Selling
  Year           Traded        Transactions        Price           Price
-------------------------------------------------------------------------------
2000             14,187               16         $ 77.00          $ 70.00
1999              6,415               22           70.00            58.00
1998              2,320               12           58.00            48.00


The Company paid aggregate annual cash dividends in 2000 and 1999 of $2,171,000 and $1,910,000, respectively, or $1.45 per share in 2000 and $1.30 per share in 1999. In January 2001, the Company declared and paid a dividend of $1.60 per share totaling $2,393,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Banks, and the future earnings, capital requirements and financial condition of the Company.

Item 6.   Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

                                       2000          1999          1998          1997          1996
                                    ------------------------------------------------------------------
YEAR-END TOTALS
  Total assets .................... $ 875,750     $ 773,966     $ 689,787     $ 603,102     $ 539,452
  Investment securities ...........   161,066       156,198       149,350       138,064       132,635
  Federal funds sold ..............    28,065           206        36,811         2,447         1,107
  Loans, net ......................   626,873       565,381       460,911       422,761       368,264
  Deposits ........................   652,706       562,086       534,151       479,770       450,061
  Federal Home Loan Bank borrowings   120,668       108,700        75,732        50,764        25,795
  Redeemable common stock .........    11,550        10,953         9,301         7,682         6,416
  Stockholders' equity ............    68,524        60,264        56,452        51,500        47,335

EARNINGS
  Interest income ................. $  59,992     $  51,121     $  47,289     $  42,743     $  37,516
  Interest expense ................    33,064        26,313        25,254        22,502        19,951
  Provision for loan losses .......       948           900           916         1,048           754
  Other income ....................     7,514         6,437         5,811         5,938         3,868
  Other expenses ..................    20,069        18,309        16,438        15,500        12,057
  Applicable income taxes .........     4,059         3,570         3,006         2,545         2,478
  Net income ......................     9,366         8,466         7,486         7,086         6,144

PER SHARE Net income:
  Net income:
    Basic ......................... $    6.26     $    5.70     $    5.10     $    4.83     $    4.19
    Diluted .......................      6.21          5.66          5.02          4.78          4.15
  Cash dividends ..................      1.45          1.30          1.20          1.05          0.95
  Book value as of December 31 ....     45.82         40.29         38.42         35.08         32.30
  Increase (decrease) in book value
    due to:
    ESOP obligation and debt .......    (7.72)        (7.32)        (6.33)        (5.23)        (4.38)
    Unrealized gains (losses) on
      debt securities ..............     0.47         (0.66)         0.81          0.33          0.46

SELECTED RATIOS
  Return on average assets ........      1.14%         1.18%         1.17%         1.24%         1.22%
  Return on average equity ........     14.94         14.54         14.12         14.62         13.97
  Net interest margin .............      3.62          3.83          3.81          3.93          3.86
  Average stockholders' equity to
    average total assets ..........      7.63          8.11          8.25          8.47          8.72
  Dividend payout ratio ...........     23.18         22.56         23.52         21.69         22.62

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

The discussion following contains certain forward-looking statements with respect to the financial condition, the results of operations and business of the Company. These statements involve certain risks and uncertainties, which are often inherent in the ongoing operation of financial institutions such as the Company's subsidiary banks.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Position

Year End Amounts (In Thousands) ..     2000       1999       1998       1997       1996
-----------------------------------------------------------------------------------------

Loans, net of allowance for losses   $626,873   $565,381   $460,911   $422,761   $368,264
Investment securities ............    161,066    156,198    149,350    138,064    132,635
Deposits .........................    652,706    562,086    534,151    479,770    450,061
Federal Home Loan Bank borrowings     120,668    108,700     75,732     50,764     25,795
Stockholders' equity .............     68,524     60,264     56,452     51,500     47,335
Total assets .....................    875,750    773,966    689,787    603,102    539,452

For the year 2000, net loans increased $61.5 million, and $60 million of the increase was in real estate mortgage loans. Stable interest rates and new real estate development projects contributed to loan growth.

In 1999, net loans increased $104.5 million, primarily in real estate mortgage loans, as demand remained high and rates continued to be attractive. The large increase in loans was primarily driven by a strong local economy, the sale of a local competing bank and favorable interest rates.

Total assets increased 13.15% in 2000, compared to an increase of 12.20% in 1999. The growth in assets in 2000 and 1999 was primarily attributable to strong loan demand for real estate mortgage loans.

In 2000, the rates paid on deposits were higher than in 1999, and Bank deposits became more attractive to investors as stock market returns were down significantly from recent years. In addition, in February 2000, the Company extended to new market areas in Cedar Rapids, Iowa, with a downtown location and the results of deposit growth has exceeded expectations during the first year of operations.

Deposits increased 16.12% in 2000 compared to an increase of 5.23% in 1999. The banks continued to compete for deposits in market areas where the total deposit growth continues to be weak. Federal Home Loan Bank borrowings increased by a net $12.0 million in 2000 and $33 million in 1999 with the advances used to fund the loan growth.

Components of Diluted Earnings Per Share

                                        2000           1999           1998
                                     ----------------------------------------
Net interest income ...............  $  17.85       $  16.59       $  14.78
Provision for loan losses .........     (0.63)         (0.60)         (0.61)
Noninterest income ................      4.98           4.30           3.90
Noninterest expense ...............    (13.30)        (12.24)        (11.03)
                                     ----------------------------------------
        Income before income taxes       8.90           8.05           7.04
Income tax expense ................     (2.69)         (2.39)         (2.02)
                                     ----------------------------------------
        Net income ................  $   6.21       $   5.66       $   5.02
                                     ========================================

For the year ended December 31, 2000, net income increased by $900,000 from the 1999 results. Net interest income for 2000 was $2.1 million higher than 1999 and was primarily the result of a significant increase in the volume of average earning assets during the year of approximately $100 million. Other income for 2000 increased over the prior year by $1,077,000 and other expenses increased in 2000 by $1,760,000.

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

Net interest income on a tax-equivalent basis changed in 2000 as follows:

                                                                        INTEREST INCOME
                                                                   ---------------------------
                                                                     Increase (Decrease)
                                           Change In    Change In  ---------------------------
                                            Average      Average   Volume    Rate        Net
                                            Balance       Rate     Changes  Changes    Change
                                           ---------------------------------------------------
                                                          (Amounts In Thousands)

Loans, net ..............................   $91,922     0.09%     $ 7,697   $   463    $ 8,160
Taxable securities ......................     1,643     0.17          102       212        314
Nontaxable securities ...................     3,327     0.06          230        21        251
Federal funds sold ......................     1,562     1.51           80       163        243
                                            ---------         --------------------------------
                                            $98,454               $ 8,109   $   859    $ 8,968
                                            =========         ================================


                                                                        INTEREST EXPENSE
                                                              --------------------------------

Interest-bearing demand deposits ........   $ 9,073      0.31%   $   201        190        391
Savings deposits ........................     1,614      0.51         52        794        846
Time deposits ...........................    35,058      0.29      1,979        829      2,808
Federal funds purchased and securities
  sold under agreements to repurchase ...     2,526      0.51        116         66        182
FHLB borrowings .........................    41,163      0.13      2,408        116      2,524
                                            --------            ------------------------------
                                            $89,434              $ 4,756   $  1,995    $ 6,751
                                            ========            ==============================
Change in net interest income ...........                        $ 3,353   $ (1,136)   $ 2,217
                                                                ==============================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net interest income changes for 1999 were as follows:

                                                           Change In      Effect Of   Effect Of
                                                            Average        Volume        Rate       Net
                                                            Balance        Changes     Changes     Change
                                                          -----------------------------------------------
Interest-earning assets ..............................   $   70,072    $   6,110     $  (2,200)    $3,910
Interest-bearing liabilities .........................       58,841        2,424        (1,365)     1,059
                                                          -----------------------------------------------
Change in net interest income ........................                 $   3,686     $    (835)    $2,851
                                                                       ==================================


A summary of the net interest spread and margin is as follows:
      (Tax Equivalent Basis) .........................                      2000          1999       1998
---------------------------------------------------------------------------------------------------------
Yield on average interest-earning assets .............                      7.92%        7.75%       8.00%
Rate on average interest-bearing liabilities .........                      4.92         4.51        4.82
Net interest spread ..................................                      3.00         3.24        3.18
Effect of noninterest-bearing funds ..................                      0.62         0.59        0.63
Net interest margin (tax equivalent interest income
  divided by average interest-earning assets) ........                      3.62%        3.83%       3.81%
                                                                        =================================

Loan Losses

The provision for loan losses totaled $948,000, $900,000 and $916,000 for 2000, 1999 and 1998, respectively. Charge-offs, net of recoveries were $270,000 for 2000, $6,000 for 1999 and $70,000 for 1998.

The allowance for loan losses totaled $10,428,000 at December 31, 2000 compared to $9,750,000 at December 31, 1999. The percentage of the allowance to outstanding loans was 1.64% and 1.70% at December 31, 2000 and 1999, respectively.

Agricultural loans totaled $28,560,000 and $27,302,000 at December 31, 2000 and 1999, respectively. Management has assessed the risks for agricultural loans higher than the other loans due to unpredictable commodity prices, the effects of weather on crops and uncertainties regarding government support programs. Therefore, the allowance for loan losses includes general and specific reserves for these loans.

Loan concentrations, quality and loan terms had no significant changes in 2000 except that agricultural loans experienced a $1,300,000 increase from 1999 and $60,000,000 of the 2000 loan growth was in real estate mortgages. Therefore, the estimation methods and assumptions used in determining the 2000 allowance were consistent with 1999 and nearly all the additional allowance for loan losses was allocated to new loans. Net loss experience for the past three years has been consistently low, but the overall growth of the loan portfolio results in an increased allowance for loan losses. There were no significant changes in the elements of the allowance in the past two years or the methodology in determining the allowance. The estimated loss rates were consistently used in 2000 and 1999 because asset quality was comparable.

There are no known trends or uncertainties that are reasonably likely to have a material effect on the allowance for loan losses in the near-term.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Income

Dollars Per Share, Based on Weighted Average Diluted Shares Outstanding       2000       1999        1998
---------------------------------------------------------------------------------------------------------

Real estate origination fees ..........................................   $   0.2    $   0.39    $   0.54
Trust fees ............................................................       1.58       1.36        1.17
Deposit account charges and fees ......................................       1.70       1.47        1.23
Other fees and charges ................................................       1.49       1.29        0.96
Investment securities gains (losses) ..................................         --      (0.21)         --
                                                                          -------------------------------
                                                                          $   4.98   $   4.30    $   3.90
                                                                          ===============================


Total other income increased $1,077,000 for the year ended December 31, 2000 compared to the same period one year ago. Loan origination fees for the year 2000 are $276,000 less than 1999 as a result of higher interest rates in 2000 for these types of loans. Trust fees, deposit account charges and other fees increased $1,038,000 for 2000 and resulted from volume increases in trust assets and deposit accounts. During 1999, the Company had a reduction of other income by $315,000, which represented investment securities losses taken to replace lower yielding securities with higher yielding securities of similar risk and maturity. For the year 2000, no gains and losses on sale of investment securities occurred.

Other income for 1999 increased by $626,000 to $6,437,000. Loan origination fees were $592,000 compared to $799,000 for 1998. The decrease was due primarily to fewer loan refinancings after interest rates increased in the second half of 1999. Trust fees increased $286,000 for the year to $2,029,000 due to more trust assets under management. Deposit account charges and fees increased $375,000 for 1999 and other fees and charges increased $487,000.

Other Expenses

Dollars Per Share, Based on Weighted Average Diluted Shares Outstanding       2000       1999       1998
--------------------------------------------------------------------------------------------------------
    ...................................................................
Salaries and employees benefits .......................................   $   7.06   $   6.56  $    5.75
Occupancy .............................................................       0.94       0.84       0.76
Furniture and equipment ...............................................       1.43       1.26       1.13
Office supplies and postage ...........................................       0.75       0.74       0.79
Other .................................................................       3.12       2.84       2.60
                                                                          $  13.30   $   12.24  $  11.03
                                                                         ===============================

Other expenses increased $1,760,000. Of the increase, salaries and benefits accounted for $844,000, occupancy and furniture and equipment expense $431,000 and all other expenses $485,000. The salaries and employee benefits increase were the direct result of salary adjustments in the first quarter of 2000 and the two new offices added during the last sixteen months. The Iowa City eastside location of Hills Bank and Trust Company opened in June 1999 and the Cedar Rapids office opened in February 2000. The two new locations also accounted for a portion of the increase in occupancy expense and other expense increases were in marketing and business promotion. Also during 2000, the bank introduced an on-line banking product and incurred increased product promotion expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other expenses for 1999 increased to $18,309,000 from $16,438,000 in 1998. Salaries and benefits accounted for $1,232,000 of the increase for the year. This is a result of new staff additions during 1999 including staff for the new branch, salary adjustments in January 1999 and significant increases in medical insurance claims in 1999 compared to 1998. All other expenses increased from $7,863,000 in 1999 to $8,502,000 for the year ended December 31, 1999. The major category that increased was furniture and equipment, which was $1,687,000 in 1998 and $1,893,000 in 2000 and was the result of depreciation and amortization of major computer hardware and software additions in 1999.

Income Taxes

Income tax expense was $4,059,000, $3,570,000 and $3,006,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The corresponding percentage of income taxes compared to income before income taxes is 30.23% in 2000, 29.66% in 1999 and 28.65% in 1998.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management believes that adoption of this Statement will not have an effect on the Company's financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces FASB Statement No. 125 in its entirety. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of Statement 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adoption of this Statement will not have an effect on the Company's financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 2000, the Company's interest rate sensitivity report is as follows (in thousands):

                            Repricing                     Days
                            Maturities ------------------------------------------  More Than
                           Immediately     2-30      31-90     91-180     181-365   One Year      Total
                           ----------------------------------------------------------------------------
Earning assets:
  Federal funds sold .....   $ 28,065  $      --  $      --  $      --   $      --  $      --  $  28,065
Investment
  securities .............         --      1,685      7,610      9,184      23,906    110,892    153,277
Loans ....................         --     51,535     29,723     38,044      57,606    460,393    637,301
                             ---------------------------------------------------------------------------
       Total .............     28,065     53,220     37,333     47,228      81,512    571,285    818,643
                             ---------------------------------------------------------------------------
Sources of funds:
  Interest-bearing
    checking and
    savings accounts .....     50,618        --         --         --          --     181,965    232,583
  Certificates of
    deposit ..............         --     17,967     27,718     69,689      59,147    169,515    344,036
  Other borrowings -
   FHLB ..................         --     20,000         --     10,000          --     90,668    120,668
  Repurchase
    agreements and
    federal funds .........    16,561         --         --         --          --         --     16,561
                             ---------------------------------------------------------------------------
                               67,179     37,967     27,718     79,689      59,147    442,148    713,848
Other sources,
  primarily
  noninterest-
  bearing ..................       --         --         --         --          --     76,087     76,087
                             ---------------------------------------------------------------------------
       Total sources .......   67,179     37,967     27,718     79,689      59,147    518,235    789,935
                             ---------------------------------------------------------------------------
Repricing
  differences .............. $(39,114)   $ 15,253   $  9,615   $(32,461)   $ 22,365   $ 53,050   $ 28,708
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

Liquidity and Capital Resources

On an unconsolidated basis, Hills Bancorporation (the holding company) had cash balances of $1,583,000 as of December 31, 2000. In 2000, the holding company received dividends of $2,170,000 from its subsidiary banks and used those funds to pay dividends to its stockholders of $2,171,000.

As of December 31, 2000 and 1999, stockholders' equity, before deducting for the maximum cash obligation related to ESOP, was $80,074,000 and $71,217,000, respectively. This measure of equity as a percent of total assets was 9.14% at December 31, 2000 and 9.20% at December 31, 1999. As of December 31, 2000, total equity was 7.82% of assets compared to 7.79% of assets at the prior year end. The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of the subsidiary banks, which affects the Banks' dividends to the Company. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary banks, certain of their retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company total approximately $3,070,000 as of December 31, 2000.

The Company and the Banks are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 and the Banks are subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements which member banks must maintain.

As of December 31, 2000, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders' equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighing the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Each of the Banks is an insured state bank, incorporated under the laws of the state of Iowa. As such, the Banks are subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the "Superintendent"). Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks must also be approved by the Superintendent. One of the most significant standards of operation of state banks is the six and one-half percent (6 1/2%) primary capital to total assets ratio generally required by the Superintendent. This ratio was reduced in 1999 from the eight percent (8%) ratio formerly required. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. The Superintendent defines the term "primary capital" to mean the sum of stockholders' equity and the allowance for loan losses less any intangible assets. In determining the primary capital ratio, the Superintendent uses the total assets as of the date of computation. At December 31, 2000, the primary capital to total assets ratio of each of the Banks exceeded the ratio required by the Superintendent.

A comparison of the Company's capital as of December 31, 2000 with minimum requirements is presented below:

                                       Actual    Requirements
                                  ---------------------------

Tier I Risk-Based Capital ..............13.09         4%
Total Risk-Based Capital .............. 14.35         8
Leverage Ratio ......................... 8.91         3

Each of the Banks is classified as "well capitalized" by FDIC capital guidelines.

On a consolidated basis, 2000 cash flows from operations provided $12,702,000, net increases in deposits provided $90,620,000 and Federal Home Loan Bank borrowings provided $29,847,000. These cash flows were invested in net loans of $62,440,000, net securities of $2,245,000 and net federal funds sold increase of $27,859,000. In addition, $6,501,000 was used to purchase property and equipment.

At December 31, 2000, the Company had total outstanding loan commitments and unused portions of lines of credit totaling $91,060,000. Management believes that its liquidity levels are sufficient, but the Company may slow down the growth of its assets by selling more loans in the secondary market or by selling portions of loans to other banks through participation agreements.

As of December 31, 2000, the Company estimates that additional construction expenditures for two construction projects to be completed in 2001 will total $1,648,000 and will not require outside financing.

Commitments and Trends

The Company has no material commitments or plans that will materially affect its liquidity or capital resources. Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

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

The Banks maintain an asset/liability committee, which meets at least quarterly to review the interest rate sensitivity position and to review various strategies as to interest rate risk management. In addition, the Banks use a simulation model to review various assumptions relating to interest rate movement. The model attempts to limit rate risk even if it appears the Banks' asset and liability maturities are perfectly matched and a favorable interest margin is present.

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

Based on the data following, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates. Generally, during periods of increasing interest rates, the Company's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets causing a decline in the Company's interest rate spread and margin. This would result from an increase in the Company's cost of funds that would not be immediately offset by an increase in its yield on earning assets that would tend to reduce net interest income. In times of decreasing interest rates, fixed rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Company's net interest income.

The following table provides quantitative information with respect to interest sensitive assets and liabilities.

The following table provides information about the Company's loans, investment securities and deposits that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                       2001       2002      2003       2004        2005      Thereafter     Total     Fair Value
                   ---------------------------------------------------------------------------------------------
Assets:
 Loans, fixed:
   Balance ........$ 102,314    $39,097   $ 88,444    $ 84,448    $ 35,999   $  22,224     $372,526    $359,675
   Average
     interest rate      8.72%      8.33%      8.26%       7.80%       8.56%       7.28%        8.26%

Loans, variable:
  Balance ........ $  24,164    $ 1,637    $ 1,809    $  2,199    $  1,016   $ 233,950      264,775     264,775
  Average
    interest rate .     9.61%      9.59%      9.74%       9.51%       9.87%       8.06%        8.24%

Investments (1):
  Balance ......   $  70,200     29,297     32,416      20,877      11,591      24,750      189,131     161,233
  Average
    interest rate       6.01%      6.10%      6.39%       6.80%       6.56%       6.85%        6.32%

Liabilities:
  Liquid
    deposits (2):
    Balance ...... $ 232,583         --         --          --          --          --    $ 232,583    $232,583
    Average
      interest rate     3.49%      0.00%      0.00%       0.00%       0.00%       0.00%        3.49%

Deposits,
  certificates:
  Balance .......  $ 174,521    113,745     35,869      15,799       4,102          --    $ 344,036     350,657
  Average
    interest rate       5.64%      6.54%      6.10%       6.38%       5.96%       0.00%        6.02%

(1) Includes all available-for-sale investments, held-to-maturity investments, federal funds and Federal Home Loan Bank stock.

(2) Includes passbook accounts, NOW accounts, Super NOW accounts and money market funds.


Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data are included on Pages 32 through 60.

Independent Auditor's Report

To the Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

                                      /s/McGLADREY & PULLEN, LLP

Iowa City, Iowa
February 16, 2001

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 1999
(In Thousands, Except Shares)

ASSETS ...................................................................      2000        1999
                                                                             ---------------------
    ......................................................................
Cash and due from banks (Note 9) .........................................   $  25,669   $  21,765
Investment securities (Note 2):
  Available for sale (amortized cost 2000 $136,661; 1999 $133,516) .......     137,768     131,961
  Held to maturity (fair value 2000 $15,676; 1999 $18,362) ...............      15,509      18,307
Stock of Federal Home Loan Bank ..........................................       7,789       5,930
Federal funds sold .......................................................      28,065         206
Loans, net of allowance for loan losses 2000 $10,428; 1999 $9,750
  (Notes 3 and 10) .......................................................     626,873     565,381
Property and equipment, net (Note 4) .....................................      16,499      11,646
Accrued interest receivable ..............................................       7,522       6,376
Deferred income taxes, net (Note 8) ......................................       3,286       3,954
Other assets .............................................................       6,770       8,440
                                                                              --------------------
                                                                             $  875,750  $ 773,966
                                                                             =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
    ........................................................................
Liabilities
  Noninterest-bearing deposits ............................................. $  76,087   $  66,794
  Interest-bearing deposits (Note 5) .......................................   576,619     495,292
                                                                             ---------------------
     Total deposits ........................................................   652,706     562,086
  Federal funds purchased and securities sold under agreements to repurchase    16,561      26,714
  Federal Home Loan Bank borrowings (Note 6) ...............................   120,668     108,700
  Accrued interest payable .................................................     2,865       2,040
  Other liabilities ........................................................     2,876       3,209
                                                                             ---------------------
                                                                               795,676     702,749
                                                                             =====================

Commitments and Contingencies (Notes 7 and 13)

Redeemable Common Stock Held By Employee Stock
  Ownership Plan (ESOP) (Note 7) ...........................................    11,550      10,95
                                                                             ---------------------
Stockholders' Equity (Note 9)
  Capital stock, no par value; authorized 10,000,000 shares;
    issued 2000 1,495,483 shares; 1999 1,495,941 shares ....................    10,197      10,214
  Retained earnings ........................................................    69,179      61,984
  Accumulated other comprehensive income (loss) ............................       698        (981)
                                                                             ---------------------
                                                                                80,074      71,217
  Less maximum cash obligation related to ESOP shares (Note 7) .............    11,550      10,953
                                                                             ---------------------
                                                                                68,524      60,264
                                                                             ---------------------
                                                                             $ 875,705  $  773,966
                                                                             =====================

See Notes to Financial Statements

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2000, 1999 and 1998
(In Thousands, Except Per Share Amounts)

                                                                  2000       1999        1998
-----------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees ....................................... $ 50,081   $ 41,933    $ 37,854
  Investment securities:
    Taxable ...................................................    7,481      7,167       6,832
    Nontaxable ................................................    1,732      1,566       1,394
  Federal funds sold ..........................................      698        455       1,209
                                                                  -----------------------------
          Total interest income ...............................   59,992     51,121      47,289
                                                                  -----------------------------
Interest expense:
  Deposits ....................................................   24,871     20,826      20,458
  Securities sold under agreements to repurchase ..............      699        517         417
  FHLB borrowings .............................................    7,494      4,970       4,379
                                                                  -----------------------------
          Total interest expense ..............................   33,064     26,313      25,254
                                                                  -----------------------------
          Net interest income .................................   26,928     24,808      22,035
Provision for loan losses (Note 3) ............................      948        900         916
                                                                  -----------------------------
          Net interest income after provision for loan losses     25,980     23,908      21,119
                                                                  -----------------------------
Other income:
  Loan origination fees .......................................      316        592         799
  Trust fees ..................................................    2,388      2,029       1,743
  Deposit account charges and fees ............................    2,566      2,203       1,828
  Other fees and charges ......................................    2,244      1,928       1,441
  Net gains (losses) on sale of  investment securities (Note 2)       --       (315)         --
                                                                  -----------------------------
                                                                   7,514      6,437       5,811
                                                                  -----------------------------
Other expenses:
  Salaries and employee benefits ..............................   10,651      9,807       8,575
  Occupancy ...................................................    1,417      1,249       1,137
  Furniture and equipment .....................................    2,156      1,893       1,687
  Office supplies and postage .................................    1,128      1,111       1,178
  Other .......................................................    4,717      4,249       3,861
                                                                  -----------------------------
                                                                  20,069     18,309      16,438
                                                                  -----------------------------
       Income before income taxes ............................    13,425     12,036      10,492
Federal and state income taxes (Note 8) ......................     4,059      3,570       3,006
                                                                  -----------------------------
        Net income ...........................................  $  9,366   $  8,466    $  7,486
                                                                ===============================

Earnings per share:
  Basic .......................................................   $   6.26   $   5.70    $   5.10
  Diluted .....................................................       6.21       5.66        5.02


See Notes to Financial Statements

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

                                                                  2000      1999       1998
-------------------------------------------------------------------------------------------
Net income .................................................   $ 9,366   $ 8,466    $ 7,486
                                                               ----------------------------

Other comprehensive income, net of income taxes:
  Unrealized holding gains (losses) arising during the year,
    net of income taxes 2000 $983; 1999 $(1,385); 1998 $413 ..   1,679    (2,364)       700
  Reclassification adjustments for net (gains) losses realized in net income, net of income taxes 2000 none;
    1999 $116; 1998 none .......................................    --       198         --
                                                               ----------------------------
Other comprehensive income (loss) ..........................     1,679    (2,166)       700
                                                               ----------------------------
Comprehensive income .......................................   $11,045   $ 6,300    $ 8,186
                                                               ============================

See Notes to Financial Statements.

--------------------------------------------------------------------------------
HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Notes 7 and 9)
Years Ended December 31, 2000, 1999 and 1998
(In Thousands, Except Share Amounts)

                                                                                         Cash
                                                                    Accumulated       Obligation
                                                                       Other           Related
                                             Capital    Retained    Comprehensive      To ESOP
                                              Stock     Earnings    Income (Loss)      Shares      Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                 $  9,070    $ 49,627      $   485          $ (7,682)   $ 51,500
  Issuance of 1,931 shares of
    common stock .....................           78          --           --                --          78
  Redemption of 242 shares
    of common stock ..................           (8)         --           --                --          (8)
  Change related to ESOP shares ......           --          --           --            (1,619)     (1,619)
  Net income .........................           --       7,486           --                --       7,486
  Income tax benefit related to
    stock based compensation .........           --          76           --                --          76
  Cash dividends ($1.20 per share) ...           --      (1,761)          --                --      (1,761)
Other comprehensive income ...........           --          --          700                --         700
                                            --------------------------------------------------------------
Balance, December 31, 1998 ...........        9,140      55,428        1,185            (9,301)     56,452
  Issuance of 26,665 shares of
    common stock .....................          752          --           --                --         752
  Redemption of 167 shares
    of common stock ..................           (8)         --           --                --          (8)
  Change related to ESOP shares ......           --          --           --            (1,652)     (1,652)
  Net income .........................           --       8,466           --                --       8,466
  Income tax benefit related to
    stock based compensation .........          330          --           --                --         330
  Cash dividends ($1.30 per share) ...           --      (1,910)          --                --      (1,910)
  Other comprehensive
    income (loss) ....................           --          --       (2,166)               --      (2,166)
                                           ----------------------------------------------------------------
Balance, December 31, 1999 ...........       10,214      61,984         (981)          (10,953)     60,264
  Redemption of 458 shares
    of common stock ..................          (23)         --            --               --         (23)
  Change related to ESOP shares ......           --          --            --             (597)       (597
  Net income .........................           --       9,366            --               --       9,366
  Income tax benefit related to
    stock based compensation .........            6          --            --               --           6
  Cash dividends ($1.45 per share) ...           --      (2,171)           --               --      (2,171)
  Other comprehensive income .........           --          --         1,679               --       1,679
                                           ----------------------------------------------------------------
Balance, December 31, 2000 ............    $ 10,197    $ 69,179      $    698         $(11,550)   $ 68,524
                                           ================================================================

See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

                                                                     2000        1999        1998
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income ..................................................   $   9,366    $   8,466    $   7,486
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ................................................     1,648        1,484        1,325
    Amortization ................................................       261          261          261
    Provision for loan losses ...................................       948          900          916
    Net (gains) losses on sale of investment securities .........        --          315           --
    Compensation paid by issuance of common stock ...............        --           94           70
    Deferred income taxes .......................................      (315)        (847)         (15)
    (Increase) in accrued interest receivable ...................    (1,146)        (491)        (444)
    Amortization of bond discount ...............................        39          339          300
    (Increase) in other assets ..................................     1,409       (1,329)        (425)
    Increase (decrease) in accrued interest and other liabilities       492        1,652         (781)
                                                                   ----------------------------------
        Net cash provided by operating activities ..............     12,702       10,844        8,693
                                                                   ----------------------------------
Cash Flows from Investing Activities
  Proceeds from maturities of investment securities:
    Available for sale ..........................................    27,115       29,278       27,300
    Held to maturity ............................................     2,798        2,862        2,607
  Proceeds from sales of available-for-sale securities ........          --       17,013           --
  Purchases of investment securities available for sale .......     (32,158)     (60,090)     (40,380)
  Federal funds sold, net .....................................     (27,859)      36,605      (34,364)
  Loans made to customers, net of collections .................     (62,440)    (105,370)     (39,066)
  Purchases of property and equipment .........................      (6,501)      (1,937)      (3,081)
                                                                   -----------------------------------
        Net cash (used in) investing activities ...............     (99,045)     (81,639)     (86,984)
                                                                   -----------------------------------
Cash Flows from Financing Activities
  Net increase in deposits ....................................      90,620       27,935       54,381
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase ..............   (10,153)      16,160        1,546
  Borrowings from FHLB ........................................      40,000       50,000       40,000
  Payments on FHLB borrowings .................................     (28,032)     (17,032)     (15,032)
  Stock options exercised .....................................          --          650           --
  Income tax benefits related to stock based compensation .....           6          330           76
  Redemption of common stock ..................................         (23)          --           --
  Dividends paid ..............................................      (2,171)      (1,910)      (1,761)
                                                                   ----------------------------------
    Net cash provided by financing activities ...................    90,247       76,133       79,210
                                                                   ==================================

HILLS BANCORPORATION

Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

                                                        2000      1999      1998
--------------------------------------------------------------------------------
      Increase in cash and due from banks .........  $ 3,904   $ 5,338   $   919

Cash and due from banks:
  Beginning ........................................  21,765    16,427    15,508
                                                     ---------------------------
  Ending ........................................... $25,669   $21,765   $16,427
                                                     ===========================

Supplemental Disclosures
  Cash payments for:
    Interest paid to depositors and others ......... $24,046   $20,824   $20,470
    Interest paid on other obligations .............   8,193     5,487     4,796
    Income taxes ...................................   4,424     3,755     3,544

Noncash financing transactions:
  Increase in maximum cash obligation related to
    ESOP shares .................................... $   597   $ 1,652   $ 1,619

See Notes to Financial Statements.

Hills Bancorporation

Notes to Financial Statements

--------------------------------------------------------------------------------
Note 1.  Nature of Activities and Significant Accounting Policies

Nature of activities: Hills Bancorporation (the "Company") is a multibank holding company engaged in the business of banking. The Company's wholly-owned subsidiary commercial banks are Hills Bank and Trust Company, Hills, Iowa and Hills Bank Kalona, Kalona, Iowa. The Banks are all full-service commercial banks extending their services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona and Cedar Rapids, Iowa.

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

Certain significant estimates: The allowance for loan losses, fair values of securities and other financial instruments, and stock-based compensation expense involve certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2000 may change in the near-term future and that the effect could be material to the consolidated financial statements.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment securities: Held-to-maturity securities consist solely of debt securities, which the Company has the positive intent and ability to hold to maturity and are stated at amortized cost.

Available-for-sale securities consist of debt securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. There were no trading securities as of December 31, 2000 and 1999.

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

Intangible assets: Intangible assets consist principally of goodwill, which represents the excess of cost over fair value of net assets acquired in business combinations of two banks in 1996 accounted for under the purchase method. Goodwill is amortized on a straight-line basis over the estimated period to be benefited, 15 years. The carrying value of goodwill is reviewed periodically for impairment. Goodwill totaled $2,760,000 and $3,021,000, net of accumulated amortization of $1,137,000 and $876,000 as of December 31, 2000 and 1999, respectively, and is included in other assets.

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

Following is a reconciliation of the denominator:

                                                                       Year Ended December 31,
                                                                ------------------------------------
                                                                   2000         1999         1998
                                                                ------------------------------------
Weighted average number of shares ...........................   $1,495,906   $1,483,540   $1,467,772
Potential number of dilutive shares .........................       12,875       11,784       22,702
                                                                ------------------------------------
Total shares to compute diluted earnings per share ..........   $1,508,781   $1,495,324   $1,490,474
                                                                ====================================

There are no potentially dilutive securities that have not been included in the determination of diluted shares.

Statement of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Banks, deposits and federal funds purchased and securities sold under agreements to repurchase are reported net.

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

   Deposit liabilities: The fair values of demand deposits equal their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

   Short-term borrowings: The carrying amounts of federal funds sold and securities sold under agreements to repurchase approximate their fair values.

   Long-term borrowings: The fair values of the Banks' long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Banks' current incremental borrowing rates for similar types of borrowing arrangements.

Note 2.

Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

                                                                     Gross            Gross
                                                    Amortized      Unrealized       Unrealized        Fair
                                                      Cost           Gains          (Losses)         Value
                                                   ---------------------------------------------------------
                                                                     (Amounts In Thousands)
December 31, 2000:
  U. S. Treasury ................................    $ 18,070       $    249        $     (1)       $ 18,318
  U. S. Government agencies and
    corporations ................................      94,439            720            (123)         95,036
  State and political subdivisions ..............      24,152            331             (69)         24,414
                                                   ---------------------------------------------------------
     Total .....................................     $136,661       $  1,300        $   (193)       $137,768
                                                   =========================================================
December 31, 1999:
  U. S. Treasury ...............................     $ 19,525       $     24        $    (79)       $ 19,470
  U. S. Government agencies and
    corporations ...............................       95,389              8          (1,095)         94,302
  State and political subdivisions .............       18,602              8            (421)         18,189
                                                   ---------------------------------------------------------
     Total .....................................     $133,516       $     40        $ (1,595)       $131,961
                                                   =========================================================

The amortized cost and fair value of debt securities held to maturity are as follows:

                                                                      Gross        Gross
                                                    Amortized       Unrealized   Unrealized    Fair
                                                      Cost            Gains       (Losses)     Value
                                                -----------------------------------------------------
                                                                   (Amounts In Thousands)
December 31, 2000:
  State and political subdivisions .............   $    15,509     $   168       $    (1)     $15,676
                                                =====================================================
December 31, 1999:
  State and political subdivisions .............   $    18,307     $    93       $   (38)     $18,362
                                                =====================================================

The contractual maturity distribution of investment securities as of December 31, 2000 is summarized as follows:

                                               Available For Sale      Held To Maturity
                                              -------------------------------------------
                                              Amortized    Fair      Amortized    Fair
                                                 Cost      Value        Cost      Value
                                              -------------------------------------------
                                                                   (Amounts In Thousands)
Due in one year or less .....................  $ 39,008   $ 38,961   $  3,170   $  3,180
Due after one year through five years .......    82,534     83,446     11,894     12,038
Due after five years through ten years ......    14,769     15,008        395        407
Due over ten years ..........................       350        353         50         51
                                               -----------------------------------------
         Total ..............................  $136,661   $137,768   $ 15,509   $ 15,676
                                               =========================================


As of December 31, 2000, investment securities with a carrying value of $54,522,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as required or permitted by law.

Net gains or losses from the sale of investment securities were as follows:


                                                Year Ended December 31,
                                        ---------------------------------------
                                          2000           1999             1998
                                        ---------------------------------------
                                                  (Amounts In Thousands)
Gross gains .........................   $--             $   4             $--
Gross (losses) .......................   --              (319)             --
                                        ---------------------------------------
         Net gains (losses) .........   $--             $(315)            $--
                                        =======================================

Note 3.  Loans

The composition of loans is as follows:

                                                  December 31,
                                             ----------------------
                                                 2000       1999
                                             ----------------------
                                             (Amounts In Thousands)
Agricultural ..............................   $ 28,560   $ 27,302
Commercial and financial .................      37,832     36,848
Real estate:
  Construction ............................     38,184     40,879
  Mortgage ...............................     499,010    439,072
Loans to individuals .....................      33,715     31,030
                                              ---------------------
                                               637,301    575,131
                                              ---------------------
Less allowance for loan losses ............     10,428      9,750
                                              ---------------------
                                              $626,873   $565,381
                                              =====================
Changes in the allowance for loan losses are as follows:


Changes in the allowance for loan losses are as follows:
                                              Year Ended December 31,
                                          ---------------------------------
                                            2000         1999         1998
                                          ---------------------------------
                                              (Amounts In Thousands)
Balance, beginning ....................   $  9,750    $  8,856    $  8,010
Provision charged to expenses .........        948         900         916
Recoveries ............................        904         757         898
Loans charged off .....................     (1,174)       (763)       (968)
                                          ---------------------------------
Balance, ending .......................   $ 10,428    $  9,750    $  8,856
                                          =================================

Information about impaired loans as of and for the years ended December 31, 2000 and 1999 is as follows:

                                                                                     2000            1999
                                                                                   ------------------------
                                                                                    (Amounts In Thousands)
Loans receivable for which there is a related allowance for credit losses ......    $     --        $    --
Loans receivable for which there is no related allowance for credit losses .....       11,068         9,750
                                                                                    -----------------------
        Total impaired loans ...................................................    $  11,068       $ 9,750
                                                                                    =======================


Related allowance for credit losses ............................................    $      --       $    --
Average balance .................................................................      10,409         9,110
Interest income recognized .....................................................          977           814

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

Note 4.  Property and Equipment

The  major  classes  of  property  and  equipment  and  the  total   accumulated
depreciation are as follows:


                                                  December 31,
                                               --------------------
                                                2000          1999
                                               --------------------
                                              (Amounts In Thousands)


Furniture and equipment ....................    13,939       12,129
                                               --------------------
                                               $29,683      $23,182
Less accumulated depreciation ..............    13,184       11,536
                                               --------------------
        Net ................................   $16,499      $11,646
                                               ====================

Note 5.  Interest-Bearing Deposits

A summary of these deposits is as follows

                                             December 31,
                                        ----------------------
                                            2000       1999
                                        ----------------------
                                        (Amounts In Thousands)
                                        ----------------------
NOW and other demand .................   $ 70,980   $ 62,081
Savings ..............................    161,603    155,001
Time, $100,000 and over .............      46,653     30,442
Other time ..........................     297,383    247,768
                                        ---------------------
                                         $576,619   $495,292
                                        =====================

Note 6.   Federal Home Loan Bank Borrowings

As of December 31, 2000, the borrowings were as follows:

                                                   (In Thousands)
                                                    ------------
Due August 17, 2005, 7.12% .....................      $10,000
Due January 14, 2008, 5.22% ....................       10,000
Due February 4, 2008, 5.38% ....................       10,000
Due February 4, 2008, 5.25% ....................          100
Due April 30, 2008, 5.40% ......................       10,000
Due August 11, 2008, 6.00% .....................       10,000
Due June 15, 2009, 5.66% .......................       10,000
Due June 15, 2009, 6.04% .......................       10,000
Due October 6, 2009, 5.85% .....................          568
Due October 6, 2009, 6.22% .....................       10,000
Due January 8, 2010, 6.28% .....................       10,000
Due January 8, 2010, 6.61% .....................       10,000
Due January 19, 2010, 5.77% ....................       20,000
                                                    ---------
                                                    $ 120,668
                                                    =========

The borrowings are collateralized by 1-4 family mortgage loans with a face amount of $150,835,000. As of December 31, 2000, the Company held Federal Home Loan Bank stock with a cost of $7,789,000.

Note 7.  Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions. The Company's contribution to the ESOP totaled $70,000, $64,000 and $58,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity. As of December 31, 2000, 150,005 shares held by the ESOP, at a fair value of $77 per share, have been reclassified from stockholders' equity to liabilities.

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $562,000, $509,000 and $461,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company has a Stock Option and Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or stock awards. The Plan approved by the shareholders in April 2000 replaces the 1993 Stock Incentive Plan that expired in 1999. Under the new Stock Option and Incentive Plan, the aggregate number of options cannot exceed 66,000 shares. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Directors may exercise options immediately and officers' rights under the plan vest over a five-year period from the date of the grant. No compensation expense has been charged to expense using the intrinsic value based method as prescribed by APB No. 25. Had compensation expense been determined based on the grant date fair values of the awards, as prescribed by SFAS No. 123, reported net income and earnings per share would have been as follows:

                                                  Years Ended December 31,
                                                -----------------------------
                                                2000        1999        1998
                                                -----------------------------
Pro forma net income (in thousands) .......   $   9,361   $   8,461   $  7,481
Pro forma earnings per share:
  Basic ...................................        6.26        5.70       5.10
  Diluted .................................        6.21        5.66       5.02


The fair value of each grant is established at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the last grants in 1997: Dividend rate 2.19%; price volatility of 4.64%; risk-free interest rate of 6.63% and an expected life of 5 years.

A summary of the stock options is as follows:
                                                     Weighted
                                                      Average
                                         Number      Exercise
                                        Of Shares      Price
                                        ----------------------
Balance, December 31, 1998 ..........     45,540    $   26.48
Exercised ...........................    (25,078)       25.93

Balance, December 31, 1999 ..........     20,462        27.15
Exercised ...........................         --           --
                                        ----------------------
Balance, December 31, 2000 ..........     20,462    $   27.15
                                        ======================

Other pertinent information related to the options outstanding at December 31, 2000 is as follows:

                                    Remaining
     Exercise      Number          Contractual        Number
      Price      Outstanding         Life          Exercisable
-------------------------------------------------------------------
$    25.33         12,330             15 Months      12,330
     26.17          6,077             18 Months       6,077
     41.00          2,055             63 Months       2,055
                   ------                             -----
                   20,462                            20,462
                   ======                            ======
As of December 31, 2000, 66,000 options were available for future grants.

The committee is also authorized to grant awards of common stock and authorized the issuance of none, 1,587 and 902 shares of common stock to a group of employees in 2000, 1999 and 1998, respectively.

Note 8.

Income Taxes

Income taxes for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:
                                 2000        1999         1998
                               --------------------------------
                                   (Amounts In Thousands)
Current:
  Federal ..................   $ 3,648     $ 3,707     $ 2,435
  State ....................       726         710         586
Deferred .................        (315)       (847)        (15)
                               --------------------------------
                               $ 4,059     $ 3,570     $ 3,006
                               ================================

Deferred income tax liabilities and assets arose from the following temporary differences:
                                                        December 31,
                                                ----------------------------
                                                   2000       1999     1998
                                                ----------------------------
                                                    (Amounts In Thousands)
Deferred income tax assets:
  Allowance for loan losses ....................   $3,860   $3,597   $3,079
  Unrealized losses on investment securities ...       --        574     --
  Deferred compensation ........................      433      311      156
  Certain accrued expenses .....................      198      190      211
  Other ........................................       90      112       --
                                                   ------------------------
     Gross deferred tax assets .................    4,581    4,784    3,446
                                                   ------------------------
Deferred income tax liabilities:
  Property and equipment .......................      750      700      677
  FHLB dividends ...............................      130      130      130
  Unrealized gains on investment securities ....      409       --      696
  Other ........................................        6       --      105
                                                   ------------------------
     Gross deferred tax liabilities ............    1,295      830    1,608
                                                   ------------------------
     Net deferred income tax asset .............   $3,286   $3,954   $1,838
                                                   ========================

The net change in the deferred income taxes for the years ended December 31, 2000, 1999 and 1998 is reflected in the financial statements as follows:
                                                 Year Ended December 31,
                                                --------------------------
                                                2000       1999     1998
                                                --------------------------
                                                  (Amounts In Thousands)
Statement of income .....................       $ (315) $   (847) $  (15)
Statement of stockholders' equity .......          983    (1,269)    413
                                                --------------------------
                                                $  668  $ (2,116) $  398
                                                ==========================

The income tax provisions for the years ended December 31, 2000, 1999 and 1998 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:
                                      2000           1999           1998
                              ------------------------------------------------
                                       % Of            % Of             % Of
                                      Pretax            Pretax          Pretax
                              Amount  Income   Amount   Income  Amount  Income
                              ------------------------------------------------
                                             (Amounts In Thousands)
Expected provision ......    $ 4,699   35.0%  $ 4,213   35.0%  $ 3,672  35.0%
Tax-exempt interest .....       (712)  (5.3)     (647)  (5.3)     (596) (5.7)
Interest expense
  limitation ............        111    1.0       120    1.0       102   1.0
State income taxes,
  net of federal
  income tax
  benefit ...............        479    3.6       468    3.9       398   3.8
Income tax credits ......       (345)  (2.6)     (345)  (2.9)     (345) (3.3)
Other ...................       (173)  (1.3)     (239)  (2.0)     (225) (2.2)
                              ------------------------------------------------
                              $ 4,059  30.4%  $ 3,570   29.7%  $ 3,006  28.6%
                              ================================================

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

A comparison of the Company's capital as of December 31, 2000 with the minimum requirements is presented below.

                                                               Minimum
                                                  Actual    Requirements
                                                ---------------------------
Tier 1 Risk-Based Capital ....................    13.09%        4.00%
Total Risk-Based Capital .....................    14.35         8.00
Leverage Ratio ..............................     8.91          3.00

According to FDIC capital guidelines, each of the Banks is classified as "Well Capitalized." The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Banks. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Banks, certain of their retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings of $3,070,000 as of December 31, 2000 are available for the payment of dividends to the Company.

Each of the Banks is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $9,662,000 and $7,938,000 as of December 31, 2000 and 1999, respectively.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2000 and 1999:

                                     Year Ended December 31,
                                     ------------------------
                                        2000          1999
                                     ------------------------
                                      (Amounts In Thousands)
Balance, beginning .................   $ 10,733    $ 10,981
  Advances .........................      8,725       5,732
  Collections ......................     (6,161)     (5,980)
                                     ------------------------
Balance, ending ....................   $ 13,297    $ 10,733
                                     ========================

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Note 11.

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 are as follows:

                                                 2000                      1999
                                          -------------------------------------------------
                                           Carrying    Estimated     Carrying    Estimated
                                            Amount     Fair Value     Amount     Fair Value
                                          -------------------------------------------------
                                                       (Amounts In Thousands)

Cash and due from banks ................   $ 25,669    $ 25,669      $ 21,765   $ 21,765
Federal funds sold .....................     28,065      28,065           206        206
Investment securities ..................    161,066     161,233       156,198    156,253
Loans ..................................    626,873     624,450       565,381    568,331
Accrued interest receivable ............      7,522       7,522         6,376      6,376
Deposits ...............................    652,706     659,327       562,086    565,040
Federal funds purchased and securities
  sold under agreements to repurchase ..     16,561      16,561        26,714     26,714
Borrowings from Federal Home Loan
  Bank .................................    120,668    121,325        108,700    109,112
Accrued interest payable ...............      2,865      2,865          2,040      2,040

                                           Face Amount               Face Amount
                                       -------------------------------------------------
Off-balance sheet instruments:
  Loan commitments .................       $ 91,060   $     --       $ 83,894   $    --
  Letters of credit ................         10,993         --         10,711        --

Note 12.  Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

                               BALANCE SHEETS
                         December 31, 2000 and 1999
                           (Amounts In Thousands)

ASSETS ................................................        2000        1999
--------------------------------------------------------------------------------
    ...................................................
Cash ..................................................    $  1,583    $  1,419
Investment securities available for sale ..............         499         499
Investment in subsidiary banks ........................      77,711      68,790
Other assets ..........................................         529         833
                                                           ---------------------
         Total assets .................................    $ 80,322    $ 71,541
                                                           =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Liabilities ...........................................    $    248    $    324
                                                           ---------------------
Redeemable common stock held by ESOP ..................      11,550      10,953
                                                           ---------------------
Stockholders' equity:
  Capital stock .......................................      10,197      10,214
  Retained earnings ...................................      69,179      61,984
  Accumulated other comprehensive income (loss) .......         698        (981)
                                                           ---------------------
                                                             80,074      71,217
Less maximum cash obligation related to ESOP shares ...      11,550      10,953
                                                           ---------------------
         Total stockholders' equity ...................      68,524      60,264
                                                           ---------------------
         Total liabilities and stockholders' equity ...    $ 80,322    $ 71,541
                                                           =====================

                     STATEMENTS OF INCOME
         Years Ended December 31, 2000, 1999 and 1998
                    (Amounts In Thousands)


                                                    2000        1999       1998
--------------------------------------------------------------------------------

Interest on investment securities ..............   $    30    $    16    $   17
Dividends received from subsidiaries ...........     2,170      1,911     2,762
Other expenses .................................      (119)      (121)     (113)
                                                   -----------------------------
   Income before income taxes and equity
     in subsidiaries' undistributed income .....     2,081      1,806     2,666
Income tax benefit .............................        43         37        39
                                                   -----------------------------
                                                     2,124      1,843     2,705
Equity in subsidiaries' undistributed income ...     7,242      6,623     4,781
                                                   -----------------------------
     Net income ................................   $ 9,366    $ 8,466   $ 7,486
                                                   =============================



                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998
                             (Amounts In Thousands)

                                                           2000       1999       1998
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income ...........................................   $ 9,366    $ 8,466    $ 7,486
Noncash items included in net income:
  Undistributed earnings of subsidiaries ...............    (7,242)  (6,623)    (4,781)
  (Increase) decrease in other assets ..................       304     (180)       357
  Increase (decrease) in liabilities ...................       (76)      90        (84)
                                                        ------------------------------
     Net cash provided by operating activities .........     2,352    1,753      2,978
                                                        ------------------------------
Cash flows from investing activities:
  Investment in subsidiary banks .......................        --       --     (1,000)
  Proceeds from maturities of investment securities ....        --      303        300
  Purchase of investment securities ....................        --     (499)      (303)
                                                        ------------------------------
     Net cash (used in) investing activities ...........        --     (196)    (1,003)
                                                        ------------------------------
Cash flows (used in) financing activities:
  Stock issued (redeemed) ..............................       (23)     744         --
  Income tax benefits related to stock based
    compensation .......................................         6      330         76
  Dividends paid .......................................    (2,171)  (1,910)    (1,761)
                                                        ------------------------------
    Net cash (used in) financing activities ............    (2,188)    (836)    (1,685)
                                                        ------------------------------
    Increase in cash ...................................       164      721        290
Cash balance:
  Beginning ............................................     1,419      698        408
                                                        ------------------------------
  Ending ...............................................   $ 1,583  $ 1,419    $   698
                                                        ==============================

Note 13. Commitments and Contingencies

Concentrations of credit risk: All of the Banks' loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within each Bank's market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $15,877,000. The concentrations of credit by type of loan are set forth in Note 3. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Banks have a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson County, Iowa.

Contingencies: In the normal course of business, the Company and Banks are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying financial statements.

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

The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. A summary of the Banks' commitments at December 31, 2000 and 1999 is as follows:

                                                                   2000        1999
                                                                ---------------------
                                                                (Amounts In Thousands)

Firm loan commitments and unused portion of lines of credit:
  Home equity loans ...........................................   $ 4,693     $ 3,628
  Credit card participations ..................................    12,639      10,695
  Commercial, real estate and home construction ...............    33,562      35,882
  Commercial lines ............................................    40,166      33,689
Outstanding letters of credit .................................    10,993      10,711

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

Note 14. Quarterly Results of Operations (unaudited, in thousands, except per share amounts)

                                                 Quarter Ended
                                  ----------------------------------------------
                                    March      June   September  December   Year
2000:
  Total interest income .......... $14,059   $14,651   $15,300   $15,982   $59,992
  Net interest income after
    provisions for loan losses ....  6,294     6,496     6,511     6,679    25,980
  Net income .....................   2,204     2,399     2,336     2,427     9,366
  Basic earnings per share .......    1.47      1.60      1.56      1.63      6.26
  Diluted earnings per share .....    1.46      1.59      1.55      1.61      6.21

1999:
  Total interest income .......... $12,054   $12,471   $13,006   $13,590   $51,121
  Net interest income after
    provisions for loan losses ...   5,582     5,943     6,173     6,210    23,908
  Net income .....................   2,079     2,081     2,118     2,188     8,466
  Basic earnings per share .......    1.41      1.40      1.41      1.48      5.70
  Diluted earnings per share .....    1.39      1.39      1.40      1.48      5.66




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

                                                                                                  Year First
                                                                                                   Elected
                                        Position With Registrant Or Bank And                      Officer Of
                                         Principal Occupation And Employment                      Registrant
     Name                 Age                During The Past Five Years                             (Bank)
------------------------------------------------------------------------------------------------------------------------
Dwight O. Seegmiller     48  Director of Registrant and Bank; President, Registrant and Bank        1986 (1975)

Willis M. Bywater        62  Director of Registrant and Bank; Chairman of the Board, Bank;          1997
                             Vice President of the Registrant; Executive Officer and Shareholder
                             of Economy Advertising Company

James G. Pratt           52  Treasurer of Registrant; Senior Vice President from January 1986       1985 (1982)
                             to present

Thomas J. Cilek          54  Secretary of Registrant; Senior Vice President of Bank from            1988 (1986)
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

Part IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                                                                                Form 10-K
                                                                                                Reference
                                                                                                ---------
(a) 1.   Financial Statements

         Independent auditor's report on the financial statements .............................
         Consolidated balance sheets as of December 31, 2000 and 1999 .........................
         Consolidated statements of income for the years ended
         December 31, 2000, 1999 and 1998
         Consolidated statements of comprehensive income for the years ended
         December 31, 2000, 1999 and 1998 .....................................................
         Consolidated statements of stockholders' equity for the years ended
         December 31, 2000, 1999 and 1998 .....................................................
         Consolidated statements of cash flows for the years ended
         December 31, 2000, 1999 and 1998 .....................................................
         Notes to financial statements ........................................................

(a) 2.   Financial Statements Schedules

         All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3.   Exhibits

         Exhibit 3 - Articles of Incorporation and Bylaws filed as Exhibit 3 of Form 10-K for the year ended December31, 1993 are incorporated by reference.

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

         Exhibit  10(d) - Material  contract  (2000 Stock Option and  Incentive
         Plan)filed as Exhibit 10(d) in Form 10-K for the year ended December 31, 2000 is incorporated by reference.

         Exhibit 11 - Statement Re Computation of Basic and Diluted Earnings Per Share is attached on Page 66

         Exhibit 21 - Subsidiaries of the Registrant is attached on Page 67

         Exhibit 23 - Consent of Accountants is attached on Page 68

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K for the three months
         December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HILLS BANCORPORATION

3/27/01                                 By /s/ Dwight O. Seegmiller
----------------------------            --------------------------------------
Date                                    Dwight O. Seegmiller,
                                        Director and President



3/27/01                                 By /s/ James G. Pratt
----------------------------            --------------------------------------
                                        James G. Pratt,
                                        Treasurer and Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 3/27/01                                /s/Willis M. Bywater
----------------------------           -----------------------------------------
Date                                    Willis M. Bywater, Director


 3/27/01                                /s/ Thomas J. Gill
---------------------------             ----------------------------------------
Date                                    Thomas J. Gill, Director


 3/27/01                                /s/Donald H. Gringer
---------------------------             ----------------------------------------
Date                                    Donald H. Gringer, Director


 3/27/01                                 /s/ Michael E. Hodge
---------------------------             ----------------------------------------
Date                                    Michael E. Hodge, Director


 3/27/01                                 /s/ Richard W. Oberman
---------------------------             ----------------------------------------
Date                                    Richard W. Oberman, Director


 3/27/01                                 /s/ Theodore H. Pacha
---------------------------             ----------------------------------------
Date                                    Theodore H. Pacha


3/27/01                                  /s/ Ann M. Rhodes
---------------------------             ----------------------------------------
Date                                    Ann M. Rhodes, Director


3/27/01                                  /s/ Ronald E. Stutsman
---------------------------             ----------------------------------------
Date                                    Ronald E. Stutsman, Director


3/27/01                                  /s/ Sheldon E. Yoder
---------------------------             ----------------------------------------
Date                                    Sheldon E. Yoder, Director

                              HILLS BANCORPORATION

                       ANNUAL REPORT ON FORM 10-K FOR THE

                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                  EXHIBIT INDEX

                                                                Page Number
                                                             In The Sequential
Exhibit                                                       Numbering System
Number                 Description                         For 2000 Form 10-K
-------------------------------------------------------------------------------
11   Statement Re Computation of Basic and Diluted
       Earnings Per Share

21   Subsidiaries of the Registrant

23   Consent of Independent Certified Public Accountants