Form 10-Q
period 2001-03-31
HILLS BANCORPORATION
filed 2001-05-15
CIK 732417

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

                  For the quarterly period ended March 31, 2001


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                              SHARES OUTSTANDING
         CLASS                                                 AT April 30, 2001
--------------------------                                    ------------------
Common Stock, no par value                                          1,495,483

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.    Financial Statements
           Consolidated balance sheets, March 31, 2001 (unaudited)
             and December 31, 2000
           Consolidated statements of income, (unaudited) for three
             months ended March 31, 2001 and 2000
           Consolidated statements of comprehensive income, (unaudited) for three months ended March 31, 2001 and 2000.
           Consolidated statements of stockholders' equity, (unaudited)
             for three months ended March 31, 2001 and 2000
           Consolidated statements of cash flows (unaudited) for three months ended March 31, 2001 and 2000
           Notes to consolidated financial statements

Item 2.    Management's discussion and analysis of fin


                                     Part II

                                OTHER INFORMATION

Item 1.    Legal proceedings

Item 2.    Changes in securities and use of proceeds

Item 3.    Defaults upon senior securities

Item 4.    Submission of matters to a vote of security holders

Item 5.    Other information

Item 6.    Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS

                          (In Thousands Except Shares)

                                                         March 31,
                                                           2001     December 31,
                                                         Unaudited      2000*
                                                         -----------------------
ASSETS

Cash and due from banks ..............................   $ 22,308     $ 25,669
Investment securities:
   Available for sale (amortized cost
     March 31, 2001 $154,141;
     December 31, 2000 $136,661) .....................    157,590      137,768
   Held to maturity (fair value
     March 31, 2001 $15,548;
     December 31, 2000 $15,676) ......................     15,216       15,509
   Stock of Federal Home Loan Bank ...................      7,809        7,789
Federal funds sold ...................................     21,785       28,065
Loans, net ...........................................    627,936      626,873
Property and equipment, net ..........................     17,949       16,499
Accrued interest receivable ..........................      7,382        7,522
Deferred income taxes, net ...........................      2,242        3,286
Other assets .........................................      6,854        6,770
                                                         ---------------------
                                                         $887,071     $875,750
                                                         =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing deposits .........................   $ 72,514     $ 76,087
Interest-bearing deposits ............................    590,523      576,619
                                                         ---------------------
   Total deposits ....................................   $663,037     $652,706
Federal funds purchased and securities
   sold under agreements to repurchase ...............     15,176       16,561
Federal Home Loan Bank notes .........................    120,668      120,668
Accrued interest payable .............................      2,822        2,865
Other liabilities ....................................      3,904        2,876
                                                         ---------------------
                                                         $805,607     $795,646
                                                         ---------------------
REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ............................................   $ 11,550     $ 11,550
                                                         ---------------------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued March 31, 2001 - 1,495,483 shares;
   December 31, 2000 - 1,495,483 shares ..............   $ 10,197     $ 10,197
Retained earnings ....................................     69,093       69,179
Accumulated other comprehensive income,
  unrealized gains on investment securities, net ....       2,174          698
                                                         --------------------
                                                         $ 81,464     $ 80,074
Less, maximum cash obligation related to
   ESOP shares .......................................     11,550       11,550
                                                         ---------------------
                                                         $ 69,914     $ 68,524
                                                         ---------------------
                                                         $887,071     $875,750
                                                         =====================
* Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 2001 and 2000
                      (In Thousands, Except Per Share Data)

                                                            2001          2000
                                                           ---------------------
Interest income:
   Interest and fees on loans ......................       $12,994       $11,638
   Interest on investment securities:
     Taxable .......................................         1,788         1,833
     Non-taxable ...................................           457           416
   Interest on federal funds sold ..................           513           172
                                                           ---------------------
   Total interest income ...........................       $15,752       $14,059
                                                           ---------------------

Interest expense:
   Interest on deposits ............................       $ 7,070       $ 5,406
   Interest on securities sold under
   Interest on FHLB borrowings .....................         1,747         1,953
                                                           ---------------------

   Total interest expense ..........................       $ 9,000       $ 7,492
                                                           ---------------------
   Net interest income .............................       $ 6,752       $ 6,567

Provision for loan losses ..........................           225           273
                                                           ---------------------

   Net interest income after provision

Other income:
   Loan origination fees ...........................       $   146       $    47
   Trust fees ......................................           594           589
   Deposit account charges and fees ................           710           569
   Other fees and charges ..........................           613           584
                                                           ---------------------
                                                           $ 2,063       $ 1,789
                                                           ---------------------

Other expenses:
   Salaries and employee benefits ..................       $ 2,783       $ 2,660
   Occupancy .......................................           439           340
   Furniture and equipment .........................           608           486
   Office supplies and postage .....................           282           241
   Other operating .................................         1,139         1,168
                                                           ---------------------
                                                           $ 5,251       $ 4,895
                                                           ---------------------
   Income before income taxes ......................       $ 3,339       $ 3,188
Federal and state income taxes .....................         1,032           984
                                                           ---------------------
   Net income ......................................       $ 2,307       $ 2,204
                                                           =====================

Earnings per common share:
     Basic .........................................       $  1.54       $  1.47
     Diluted .......................................          1.53          1.46

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2001 and 2000
                      (In Thousands, Except Per Share Data)

                                                            2001         2000
                                                           --------------------
Net Income ...........................................     $ 2,307      $ 2,204

Other comprehensive income:
   Unrealized gains (losses) on debt securities ......       2,342         (367)
   Income tax effect of unrealized gains (losses) ....        (866)         136
                                                           -------      -------

Comprehensive Income .................................     $ 3,783      $ 1,973
                                                           =======      =======

See Notes to Financial Statements.

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2001 and 2000
                      (In Thousands, Except Per Share Data)

                                                                     Less
                                                         Accum-     Maximum
                                                         mulated     Cash
                                                         Compre-  Obligation
                                     Capital  Retained   hensive    To ESOP
                                      Stock   Earnings   Income      Shares      Total
                                     ---------------------------------------------------
Balance, December 31, 2000 $ .....   $10,197   $69,179   $   698    $(11,550)   $ 68,524
  Net income .....................        --     2,307        --          --       2,307
  Cash dividends ($1.60 per share)        --    (2,393)       --          --      (2,393)
  Other comprehensive income .....        --        --     1,476          --       1,476
                                     ---------------------------------------------------
 Balance, March 31, 2001 .........   $10,197   $69,093    $2,174    $(11,550)   $ 69,914
                                     ===================================================

Balance, December 31, 1999 $ .....   $10,214   $61,984    $  (981)  $(10,953)   $ 60,264
  Net income .....................        --     2,204         --         --       2,204
  Change related to ESOP shares ..        --        --         --       (156)       (156)
  Cash dividends ($1.45 per share)        --    (2,169)        --         --      (2,169)
  Other comprehensive income .....        --        --       (231)        --        (231)
                                     ---------------------------------------------------
Balance, March 31, 2000 ..........   $10,214   $62,019    $(1,212)   $(11,109)   $ 59,912
                                     ====================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2001 and 2000
                                 (In Thousands)

                                                                                    2001         2000
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  2,307    $  2,204
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        482         340
    Provision for loan losses ..................................................        225         273
    Deferred income taxes ......................................................        178         163
    (Increase) decrease in accrued interest receivable .........................        140        (152)
    Amortization of bond discount ..............................................         19          21
    (Increase) decrease in other assets ........................................       (169)      1,111
    Amortization of intangibles ................................................         85          86
    Increase in accrued interest and other liabilities .........................        985         566
                                                                                   --------------------
        Net cash provided by operating activities ..............................   $  4,252    $  4,612
                                                                                   --------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 18,747    $  6,746
    Held to maturity ...........................................................        293         399
Purchase of investment securities, available for sale ..........................    (36,266)     (9,515)
Federal funds sold, net ........................................................      6,280     (15,004)
Loans made to customers, net of collections ....................................     (1,288)    (14,646)
Purchases of property and equipment ............................................     (1,932)     (1,522)
                                                                                   --------------------
        Net cash (used in) investing activities ................................   $(14,166)   $(33,542)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .......................................................   $ 10,331    $ 18,971
Net (decrease) in fed funds purchased and
  securities sold under agreements to repurchase ...............................     (1,385)    (14,945)
Borrowings from FHLB ...........................................................         --      40,000
Payments on FHLB notes .........................................................         --     (15,000)
Dividends paid .................................................................     (2,393)     (2,169)
                                                                                   --------------------
        Net cash provided by financing activities ..............................   $  6,553    $ 26,857
                                                                                   --------------------
       (Decrease) in cash and due from banks ...................................   $ (3,361)   $ (2,073)

CASH AND DUE FROM BANKS
  Beginning ....................................................................     25,669      21,765
                                                                                   --------------------
  Ending .......................................................................   $ 22,308    $ 19,692
                                                                                   ====================

SUPPLEMENTAL DISCLOSURES Cash payments for:
   Interest paid to depositors and others ......................................   $  7,113    $  5,437
   Interest paid on other obligations ..........................................      1,930       2,086
   Non-cash financing transaction,
     increase in maximum cash obligation related
      to ESOP shares ...........................................................       --           156

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

In reviewing these financial statements, reference should be made to the Notes to Financial Statements contained in the Financial Statements for the year ended December 31, 2000.

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

Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                          (In thousands)
                                                               March
                                                    ---------------------------
                                                       2001             2000
                                                    ---------------------------

Agricultural ...............................        $  30,441         $  27,876
Commercial and financial ...................           36,572            38,872
Real estate, construction ..................           39,548            35,456
Real estate, mortgage ......................          499,578           456,388
Loans to individuals .......................           32,129            30,961
                                                    ---------         ---------
                                                    $ 638,268         $ 589,553
Less allowance for loan losses .............          (10,332)           (9,799)
                                                    ---------         ---------
                                                    $ 627,936         $ 579,754
                                                    =========         =========

Transactions in the allowance for loan losses are as follows:

                                                           (In thousands)
                                                            Three Months
                                                           Ended March 31,
                                                      -------------------------
                                                         2001            2000
                                                      -------------------------

 Balance, beginning ..........................        $ 10,428         $  9,750
   Provision charged to expense ..............             225              273
   Net charge-offs ...........................            (321)            (224)
                                                      -------------------------
 Balance, ending ..............................       $ 10,332         $  9,799
                                                      =========================

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                     (In thousands)
                                                        March 31
                                                   -------------------
                                                    2001        2000
                                                   -------------------

Nonaccrual ...................................     $   618     $    --
Accruing loans, past due 90 days or more .....       3,019       2,103
Restructured loan ............................          --          --
Impaired loans ...............................      12,858       8,367

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

Recent Activities

During the first three months of 2001 the Company moved to its new bank operations center in Hills, Iowa that centralized all bank operations. Also the expansion of 6,000 square feet and remodeling of the Coralville office location was completed and this will assist in serving customers in that market area.

Financial Position

Total assets of Hills Bancorporation are $887.1 million at March 31, 2001 and that is an increase of $83.7 million from March 31, 2000. This increase in assets includes a net increase in loans since March 31, 2000 of $48.2 million or 8.31%. Net loans outstanding totaled $627.9 million at March 31, 2001. Investment securities increased from one year ago by $22.4 million and this and the loan volume was funded by deposit and securities sold under agreement increases of $85.4 million. The majority of the increase in loans were real estate loans secured by mortgages and were primarily 1-4 family real estate loans. Investment rates on U.S. Treasury securities in 2001 continued to decrease. For example, most rates with maturities up to 10 years are 150 to 200 basis points less than one year ago. These rates have a direct effect on investment securities rates, loan rates including secondary market loans and on cost of funds which consist of both deposits and borrowings from the Federal Home Loan Bank. Due to the continued loan demand and challenges for funding sources, asset-liability management continues to be very important. The asset-liability management encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns. The Company believes it will be able to maintain sufficient liquidity.

In January 2001, Hills Bancorporation paid a dividend of $2,393,000 or $1.60 per share, a 10.34% increase from the $1.45 paid in January 2000. After payment of the dividend and adjustment for accumulated other comprehensive income, stockholders' equity as of March 31, 2001 totaled $69,914,000. The total stockholders' equity of Hills Bancorporation as of March 31, 2001 before the reduction for the ESOP shares, totaled 9.18% of total assets. Under risk-based capital rules, our total risk based capital is 13.98% of risk adjusted assets, and substantially in excess of required minimums.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 17.8% of the Company's total assets at March 31, 2001.

Net cash provided from Company operations is another primary source of liquidity. For the three months ended March 31, 2001, and 2000, net cash provided by operating activities was $4,252,000 and $4,612,000, respectively. The Company's trend of increasing cash flows from operations is expected to resume in the foreseeable future due to the Company's growth.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of March 31, 2001, the Company had advances of $120,668,000 from the FHLB of Des Moines. These advances were used as a means of providing both long- and short-term, fixed-rate funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $93 million at March 31, 2001.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at March 31, 2001.

Results of Operations

Net income was $2,307,000 and $2,204,000 for the three months ended March 31, 2001 and 2000, respectively. This is an increase of $103,000 or 4.67%. The increase is due to a $185,000 increase in net interest income and an increase in other income of $274,000. The increase in net interest income is due primarily to average earning assets for the first quarter of 2001 being approximately $80.0 million higher than the balances in 2000 for the three months ended March 31, 2000. The increase in net interest income was less than expected based on the change in the volume of earning assets, due to a decline in the net interest margin, primarily a result of a higher cost of funds. Due to lower secondary market interest rates, loan origination fees were up for the quarter by $99,000 to $146,000. Deposit account charges increased over the quarter from one year ago by $141,000 or 24.78% due primarily to volume increases in the number of deposit accounts and some increases in service charges.

Other expenses increased from the prior year quarter by $356,000. $123,000 of this increase was in salaries and employee benefits attributable to additional staff and salary adjustments in the first quarter of 2001 compared to the same quarter in 2000. Occupancy and furniture and equipment expenses increased $221,000 to a total for the quarter of $1,047,000 and is primarily the result of additional depreciation on new property and equipment additions in 2000 and 2001.

Earnings per share, both basic and diluted increased for the quarter ended March 31, 2001 compared to 2000. For the period ended March 31, 2001 basic and diluted earnings per share were $1.54 and $1.53 in comparison to $1.47 and $1.46 for the quarter ended March 31, 2000.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to-date in 2001 changed significantly when compared to 2000.

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

The goal is to structure the balance sheet so that net interest margin fluctuates in a narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 5 percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

To improve net interest income and lessen interest rate risk, management continues its strategy of de-emphasizing fixed-rate portfolio residential real estate loans with long repricing periods. The Company continues to focus on reducing interest rate risk by emphasizing growth in variable-rate consumer and commercial loans. Other actions include the use of fixed-rate Federal Home Loan Bank (FHLB) advances as alternatives to certificates of deposit and active management of the available for sale investment securities portfolio to provide for cash flows that will facilitate interest rate risk management.

The highly competitive banking environment in Iowa also greatly impacts the Company's net interest margin. The effect of competition on net interest income is difficult to predict.

                              HILLS BANCORPORATION
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There are no material pending legal proceedings.

Item 2. Changes in Securities and use of proceeds.

        There were no changes in securities.

Item 3. Defaults upon Senior Securities.

        Hills Bancorporation has no senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ending March 31, 2001.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit

             See exhibit 11 - Statement Re Computation of Earnings Per Common Share

        (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                                HILLS BANCORPORATION
                                                (Registrant)


May 15, 2001                                     /s/ Dwight O. Seegmiller
-----------------                                -------------------------------
Date                                             Dwight O. Seegmiller, President
                                                 (Duly authorized officer of the
                                                 registrant)


May 15, 2001
------------------                               /s/ James G. Pratt
Date                                             -------------------------------
                                                 James G. Pratt, Treasurer
                                                 (Principal Financial Officer)