Form 10-Q
period 2001-06-30
HILLS BANCORPORATION
filed 2001-08-14
CIK 732417

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

                  For the quarterly period ended June 30, 2001

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

                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                             SHARES OUTSTANDING
          CLASS                                                At July 31, 2001
Common Stock, no par value                                         1,497,166

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated balance sheets, June 30, 2001 (unaudited)
                   and December 31, 2000
               Consolidated statements of income, (unaudited) for three
                   and six months ended June 30, 2001 and 2000
               Consolidated statements of comprehensive income, (unaudited) for the three and six months ended June 30, 2001 and 2000.
               Consolidated statements of stockholders' equity, (unaudited)
                   for six months ended June 30, 2001 and 2000
               Consolidated statements of cash flows (unaudited) for six
                   months ended June 30, 2001 and 2000
               Notes to consolidated financial statements

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

Item 6.        Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                June 30, 2001
                                                  Unaudited   December 31, 2000*
                                                ------------  ------------------
ASSETS

Cash and due from banks .........................   $ 32,824       $ 25,669
Investment securities:
   Available for sale (amortized cost
     June 30, 2001 $157,392;
     December 31, 2000 $136,661) .................   160,998        137,768
   Held to maturity (fair value
     June 30, 2001 $13,730;
     December 31, 2000 $15,676) ..................    13,405         15,509
   Stock of Federal Home Loan Bank ...............     7,809          7,789
Federal funds sold ...............................     9,065         28,065
Loans, net .......................................   640,933        626,873
Property and equipment, net ......................    18,926         16,499
Accrued interest receivable ......................     7,838          7,522
Deferred income taxes, net .......................     2,214          3,286
Other assets .....................................     7,158          6,770
                                                    --------       --------
                                                    $901,170       $875,750
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .....................  $ 77,839       $ 76,087
Interest-bearing deposits ........................   597,077        576,619
                                                    --------       --------
   Total deposits ................................  $674,916       $652,706
Federal funds purchased and securities
   sold under agreements to repurchase ...........    15,633         16,561
Federal Home Loan Bank notes .....................   120,668        120,668
Accrued interest payable .........................     2,713          2,865
Other liabilities ................................     3,069          2,876
                                                    --------       --------
                                                    $816,999       $795,676
                                                    --------       --------

REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ........................................  $ 11,850       $ 11,550
                                                    --------       --------
STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued June 30, 2001 - 1,497,166 shar
   December 31, 2000 - 1,495,483 shares ..........  $ 10,241       $ 10,197
Retained earnings ................................    71,657         69,179
Accumulated other comprehensive income,
   unrealized gains (losses) on investme .........     2,273            698
                                                    --------       --------
                                                    $ 84,171       $ 80,074
Less, maximum cash obligation related to
   ESOP shares ...................................    11,850         11,550
                                                    --------       --------
                                                    $ 72,321       $ 68,524
                                                    --------       --------
                                                    $901,170       $875,750
                                                    ========       ========

* Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                Three and Six Months Ended June 30, 2001 and 2000
                      (In Thousands, Except Per Share Data)

                                          Three Months Ended   Six Months Ended
                                          ------------------   ----------------
                                               June 30            June 30
                                               -------            -------
                                            2001      2000      2001       2000
                                          --------------------------------------
Interest Income:
   Interest and fees on loans ..........   $13,175   $12,225   $26,169   $23,863
   Interest on investment securities:
     Taxable ...........................     1,982     1,902     3,770     3,735
     Non-taxable .......................       475       429       932       845
   Interest on federal funds sold ......       299        95       812       267
                                           -------   -------   -------   -------
   Total interest income ...............   $15,931   $14,651   $31,683   $28,710
                                           -------   -------   -------   -------

Interest Expense:
   Interest on deposits ................   $ 6,857   $ 5,928   $13,927   $11,334
   Interest on securities sold under
     agreements to repurchase                  160       129       343       262
  Interest on FHLB borrowings .........      1,766     1,897     3,513     3,850
                                           -------   -------   -------   -------

   Total interest expense ..............   $ 8,783   $ 7,954   $17,783   $15,446
                                           -------   -------   -------   -------
   Net interest income .................   $ 7,148   $ 6,697   $13,900   $13,264

Provision for loan losses ..............       225       201       450       474
                                           -------   -------   -------   -------

   Net interest income after provision
     for loan losses                       $ 6,923   $ 6,496   $13,450   $12,790
                                           -------   -------   -------   -------

Other income:
   Loan origination fees ...............   $   337   $    65   $   483   $   112
   Trust fees ..........................       616       578     1,210     1,167
   Deposit account charges and fees ....       792       630     1,502     1,199
Other expenses:
   Salaries and employee benefits ......   $ 2,906   $ 2,620   $ 5,689   $ 5,280
   Occupancy ...........................       419       331       858       671
   Furniture and equipment .............       640       509     1,248       995
   Office supplies and postage .........       301       259       583       500
   Other operating .....................     1,301     1,163     2,440     2,331
                                           -------   -------   -------   -------
                                           $ 5,567   $ 4,882   $10,818   $ 9,777
                                           -------   -------   -------   -------
   Income before income taxes ..........   $ 3,680   $ 3,479   $ 7,019   $ 6,667

Federal and state income taxes .........     1,146     1,080     2,178     2,064
                                           -------   -------   -------   -------

   Net income ..........................   $ 2,534   $ 2,399   $ 4,841   $ 4,603
                                           =======   =======   =======   =======

Earning per common share:
     Basic .............................   $  1.69   $  1.60   $  3.23   $  3.08
     Diluted ...........................      1.68      1.59      3.21      3.05

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                Three and Six Months Ended June 30, 2001 and 2000
                      (In Thousands, Except Per Share Data)

                                                   Three Months Ended       Six Months Ended
                                                        June 30                  June 30
                                                     2001       2000        2001         2000
                                                   ------------------      ------------------

Net Income .....................................  .$ 2,534    $ 2,399      $ 4,841    $ 4,603
                                                   -------    -------      -------    -------

Other comprehensive income:
   Unrealized gains (losses) on debt securities .      156        137        2,498       (230)
   Income tax effect of unrealized gains (losses)      (57)       (51)        (923)        85
                                                   -------    -------      -------    -------
              Other comprehensive income (loss) .      145         86         1575       (145)
                                                   -------    -------      -------    -------

   Comprehensive Income .........................  $ 2,633    $ 2,485      $ 6,416    $ 4,458
                                                   =======    =======      =======    =======

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 2001 and 2000
                                 (In Thousands)

                                                                                                   Less
                                                                                                  Maximum
                                                                              Accumulated          Cash
                                                                                Other           Obligation
                                                   Capital      Retained     Comprehensive       To ESOP
                                                    Stock       Earnings        Income            Shares          Total
                                                    -----       --------       ------           ----------        -----
                                                                              C>
Balance, December 31, 2000 $ ........               $10,197     $ 69,179      $     698         $ (11,550)      $ 68,524
  Net income ........................                 - - -        4,841          - - -             - - -          4,841
  Cash dividends ($1.60 per share) ..                 - - -       (2,393)         - - -             - - -         (2,393)
  Change related to ESOP shares .....                 - - -        - - -          - - -              (300)          (300)
  Issuance of 1,683 shares of common
     stock ..                                            44        - - -          - - -             - - -             44
  Income tax benefit related to stock
     based compensation .............                 - - -           30          - - -             - - -             30
  Other comprehensive income ........                 - - -        - - -          1,575             - - -          1,575
                                                 ----------     --------      ---------         ----------      --------
Balance, June 30, 2001 ..............               $10,241     $ 71,657      $   2,273         $ (11,850)      $ 72,321
                                                 ==========     ========      =========         ==========      ========

                                                                                                    Less
                                                                                                   Maximum
                                                                                Accumulated         Cash
                                                                                   Other          Obligation
                                                   Capital       Retained      Comprehensive        To ESOP
                                                    Stock        Earnings          Income           Shares       Total
                                                    -----       --------           ------         ----------      -----
Balance, December 31, 1999..........   $           $10,214        $61,984         $   (981)        $(10,953)       $ 60,264
  Net income ......................                  - - -          4,603            - - -            - - -           4,603
  Cash dividends ($1.45 per share)                   - - -         (2,169)           - - -            - - -          (2,169)
  Change related to ESOP shares ...                  - - -          - - -            - - -             (391)           (391)
  Other comprehensive income (loss)                  - - -          - - -             (145)           - - -            (145)
                                                  --------       ---------      ----------         --------        --------
  Balance, June 30, 2000 ..........   $            $10,214        $ 64,418        $ (1,126)        $(11,344)       $ 62,162
                                                  ========       =========      ==========         ========        ========

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                 (In Thousands)

                                                               2001        2000
                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................    $ 4,841   $ 4,603
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation .........................................        964       680
    Provision for loan losses ............................        450       474
    Deferred income taxes ................................        149       161
    (Increase) decrease in accrued interest receivable ...       (316)     (740)
    Amortization of bond discount ........................         58        33
    (Increase) in other assets ...........................       (559)      378
    Amortization of intangibles ..........................        171       172
    Increase in accrued interest and other liabilities ...         41       182
                                                             --------    -------
    Net cash provided by operating activities ............   $  5,799  $  5,943
                                                             --------    -------

CASH FLOWS FROM  INVESTING  ACTIVITIES
 Proceeds  from  maturities of investment securities:
    Available for sale ...................................   $ 34,587  $ 13,531
    Held to maturity .....................................      2,104     1,568
Purchase of investment securities, available for sale ....    (55,397)  (16,489)
Federal funds sold, net ..................................     19,000         6
Loans made to customers, net of collections ..............    (14,510)  (40,427)
Purchases of property and equipment ......................     (3,391)   (2,237)
                                                             --------    -------
    Net cash (used in) investing activities ..............   $(17,607) $(44,048)
                                                             --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ..................   $ 22,210  $ 36,791
    Net increase (decrease) in fed funds purchased and
       securities sold under agreements to repurchase ....       (928)  (10,961)
    Borrowings from FHLB .................................      - - -    40,000
   Payments on FHLB notes ................................      - - -   (23,000)
    Issuance of stock upon exercise of stock options .....         44     - - -
    Income tax benefits on stock options exercised .......         30     - - -
    Dividends paid .......................................     (2,393)   (2,169)
                                                             --------  ---------
       Net cash provided by financing activities .........   $ 18,963  $ 40,661
                                                             --------  ---------
       Increase in cash and due from banks ...............   $  7,155  $  2,556

CASH AND DUE FROM BANKS
    Beginning ............................................     25,669    21,765
                                                             --------  ---------
    Ending ...............................................   $ 32,824  $ 24,321
                                                             ========  =========

SUPPLEMENTAL DISCLOSURES
     Cash payments for:
       Interest paid to depositors and others ............   $ 14,079  $ 11,121
       Interest paid on other obligations ................      3,856     4,112
     Non-cash financing transaction,
       increase in maximum cash obligation related
        to ESOP shares ...................................        300       391

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

Note 2.       Loans

              The following tables set forth the composition of loans and the llowance for loan losses:
                                                             (In thousands)
                                                               June 30
                                                      2001            2000
                                                      ----            ----

              Agricultural .................            $ 32,213   $ 30,131
              Commercial and financial .....              39,311     35,927
              Real estate, construction ....              40,840     40,417
              Real estate, mortgage ........             505,730    477,892
              Loans to individuals .........              33,165     30,927
                                                        --------   --------
                                                        $651,259   $615,294
              Less allowance for loan losses              10,326      9,960
                                                        --------   --------
                                                        $640,933   $605,334
                                                        ========   ========

              Transactions in the allowance for loan losses are as follows:

                                                           (In thousands)
                                                             Six Months
                                                           Ended June 30
                                                        2001            2000
                                                        ----            ----

              Balance, beginning ...........         $ 10,428       $  9,750
              Provision charged to expense                450            474
                Net charge-offs ............             (552)          (264)
                                                     --------       --------
              Balance, ending ..............         $ 10,326       $  9,960
                                                     ========       ========

                              HILLS BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

    The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:
                                                     (In thousands)
                                                         June 30
                                                2001                2000
                                              ---------           --------

Nonaccrual .............................       $1,993            $ - - -
Accruing loans, past due 90 days or more        1,627              2,172
Restructured loan ......................        - - -              - - -
Impaired loans .........................       $7,708              8,837


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

Note 4.       Recent  Accounting  Pronouncements

               In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets." Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. The provisions of the Statements are generally effective January 1, 2002. The Company anticipates that goodwill will be evaluated for impairment and that the amortization of substantially all goodwill will be suspended on January 1, 2001. Annual goodwill amortization totals $261,000.

               In July 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." The bulletin does not change accounting guidance for the Allowance for Loan Losses, but does provide significant interpretation of the manner in which institutions should develop and document their methodology for calculating the allowance for loan losses, as well as measuring the adequacy of such. Management is in the early stages of comparing its documentation and methodology to determine what changes and adjustments to the allowance for loan losses will be needed. This process is anticipated to be completed in the 4th quarter of 2001.

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

Recent Activities

During the second quarter of 2001 Hills Bank and Trust Company began construction of a new Eastside Iowa City branch office to replace the currently leased location. The new 5,800 square feet one story building will have three drive-up lanes and a drive-up ATM when it opens in December 2001. In the first quarter 2001 the Company relocated personnel and equipment from several locations to the Bank's new bank operations center building addition in Hills, Iowa to help centralize all bank operations. In addition, the 6,000 square feet expansion and remodeling of the Coralville office location was completed in the first quarter if 2001.

Financial Position

Assets as of June 30, 2001 totaled $901.2 million and represent an $81.9 million increase in assets from one year ago. Net loans increased in the last year by $35.6 million with the majority of this increase in real estate loans. The local economy continues to be strong and the housing market,with interest rates lower than one year ago, is still experiencing growth.

The Banks also increased the investment securities portfolio by $24.9 million compared to June 30,2000. Investment rates on U.S. Treasury securities in 2001 continued to decrease. For example, most rates with maturities up to 10 years are 150 to 225 basis points less than one year ago. These rates have a direct effect on investment securities rates, loan rates including secondary market loans and on cost of funds that consist of both deposits and borrowings from the Federal Home Loan Bank.

These increases in loans and securities were funded by a significant deposit growth in the last year of $76.0 million. Because the growth of deposits the Company reduced its borrowing from the Federal Home Loan Bank by $5 million. Since June 30, 2000. Due to the continued loan demand and challenges for funding sources, asset-liability management continues to be very important. The asset-liability encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns. The Company believes it will be able to maintain sufficient liquidity.

In January 2001, Hills Bancorporation paid a dividend of $2,393,000 or $1.60 per share, a 10.34% increase from the $1.45 paid in January 2000. After payment of the dividend and adjustment to accumulated other comprehensive income, stockholders' equity as of June 30, 2001 totaled $72,321,000. The total stockholders' equity of Hills Bancorporation as of June 30, 2001 before the reduction for the ESOP shares, totaled 9.34% of total assets. Under risk-based capital rules, the total risk based capital is 14.58% of risk adjusted assets, and substantially in excess of required minimums.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 17.8% of the Company's total assets at June 30, 2001.

Net cash provided from Company operations is another primary source of liquidity. For the six months ended June 30, 2001 and 2000, net cash provided by operating activities was $5,799,000 and $5,943,000, respectively. The Company's trend of increasing cash flows from operations is expected to resume in the foreseeable future due to the Company's growth.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of June 30, 2001, the Company had advances of $120,668,000 from the FHLB of Des Moines. These advances were used as a means of providing both long- and short-term, fixed-rated funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $176 million at June 30, 2001.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at June 30, 2001.

Results of Operations

Net income for the quarter and six months ended June 30, 2001 compared to the same periods in 2000 had increases of $135,000 and $238,000, respectively. For both periods the changes were the result of significant increases in net interest income which was the result of increases in average earning assets from the prior year and higher real estate loan origination fees. Average earning assets were approximately $80.0 million higher for the six months ended June 30, 2001 compared to the same period in 2000. Other income, which included loan origination fees, increased over the prior periods by $459,000 for the three months ended June 30, 2001 and $733,000 for the six month ended June 30, 2001. Loan origination fees for the quarter and six months in 2001 increased $272,000 and $371,000, respectively, as interest rates decreased during the first six months of 2000. The lower interest rates contributed to refinancing and new real estate loan orginations. Trust fees, deposit account charges and other fees increased $187,000 for the three months ended March 31, 2001 and $362,000 for the six months ended June 30, 2001 compared to comparable periods in 2000. Trust fees increased $43,000 for the six months ended June 30, 2001 compared to the same period in 2000. The increase in trust fees was realized because of new trust assets under management and despite the reduction in assets due to the stock market. Deposit account charges and fees increased $162,000 and $303,000 for the three and six months period ending June 30, 2001 compared to comparable periods ended June 30, 2000 due to both volume changes and fee increases.

Other expenses for the quarter ended June 30, 2001 were $5,567,000 compared to $4,882,000 for the same time frame in 2000. For the six months ended June 30, 2001 other expenses totaled $10,818,000, an increase of $1,041,000 from the first six months in 2000. Salaries and benefits accounted for $409,000 of the increase and were direct result of salary adjustments in 2001 and staff additions at various locations. The new operations center in Hills and the Coralville expansion accounted for the major change in the occupancy expense and furniture and equipment expenses, which increased $440,000 for the six months ended June 30, 2001 compared to June 30, 2000.

Earnings per share, both basic and diluted, increased for the quarter ended June 30, 2001 compared to 2000. For the period ended June 30, 2001 basic and diluted earnings per share totaled $1.69 and $1.68 in comparison to $1.60 and $1.59 for the quarter ended June 30, 2000. Earnings per share for the six months ended June 30, 2001 and June 30, 2000 were $3.23 and $3.08 for basic earnings per share and $3.21 and $3.05 for diluted earnings per share.

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

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              At the Annual Meeting held on April 16, 2001, the security holders approved the following:

              1.   Election of Michael E. Hodge,  Richard W. Oberman and Sheldo
                   E. Yoder, DVM to three-year terms to the Board of Directors expiring at the 2004 AnnualMeeting.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit See exhibit II - Statement Re Computation of Earnings
                  Per Common Share

              (b) Reports on Form 8-K
                  No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     HILLS BANCORPORATION
                                     (Registrant)


 August 14, 2001                    /s/ Dwight O. Seegmiller
-------------------                 ------------------------------------------
Date                                Dwight O. Seegmiller, President

                                    (Duly authorized officer of the registrant)

 August 14, 2001                    /s/ James G. Pratt
-------------------                 --------------------------------------------
Date                                James G. Pratt, Treasurer
                                    (Principal Financial Officer)