Form 10-Q
period 2001-09-30
HILLS BANCORPORATION
filed 2001-11-14
CIK 732417

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

                For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                              SHARES OUTSTANDING
          CLASS                                              At October 31, 2001
--------------------------                                   -------------------
Common Stock, no par value                                        1,498,348

                              HILLS BANCORPORATION
                                Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION

Page

Number

Item 1.   Financial Statements

          Consolidated balance sheets, September 30, 2001 (unaudited)
             and December 31, 2000
          Consolidated statements of income, (unaudited) for three
             and nine months ended September 30, 2001 and 2000
          Consolidated statements of comprehensive income, (unaudited) for three and nine months ended September 30, 2001 and 2000.
          Consolidated statements of stockholders' equity, (unaudited)
             for nine months ended September 30, 2001 and 2000
          Consolidated statements of cash flows (unaudited) for nine months ended September 30, 2001 and 2000
          Notes to consolidated financial statements

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

Item 6.   Exhibits and reports on Form 8-K

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                           September 30,  December 31,
                                                               2001          2000*
                                                           ---------------------------
                                                            Unaudited
ASSETS
Cash and due from banks ..................................   $ 27,875     $ 25,669
Investment securities:
   Available for sale (amortized cost
     September  30, 2001 $158,862;
     December 31, 2000 $136,661) .........................    164,956      137,768
   Held to maturity (fair value
     September 30, 2001 $13,436;
     December 31, 2000 $15,676) ..........................     13,046       15,509
   Stock of Federal Home Loan Bank .......................      7,809        7,789
Federal funds sold .......................................      9,584       28,065
Loans, net ...............................................    665,405      626,873
Property and equipment, net ..............................     19,329       16,499
Accrued interest receivable ..............................      7,702        7,522
Deferred income taxes, net ...............................      1,294        3,286
Other assets .............................................      7,863        6,770
                                                             ---------------------
                                                             $924,863     $875,750
                                                             =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing deposits .............................   $ 82,609     $ 76,087
Interest-bearing deposits ................................    609,051      576,619
                                                             ---------------------
   Total deposits ........................................   $691,660     $652,706
Federal funds purchased and securities
   sold under agreements to repurchase ...................     17,736       16,561
Federal Home Loan Bank notes .............................    120,637      120,668
Accrued interest payable .................................      2,814        2,865
Other liabilities ........................................      3,505        2,876
                                                             ---------------------
                                                             $836,352     $795,676
                                                             ---------------------
REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ................................................   $ 11,860     $ 11,550
                                                             ---------------------
STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued September 30, 2001 1,498,348 shares;
   December 31, 2000 1,495,483 shares ....................   $ 10,332     $ 10,197
Retained earnings ........................................     74,336       69,179
Accumulated other comprehensive income,
   unrealized gains (losses) on investment securities, net      3,843          698
                                                             ---------------------
                                                             $ 88,511     $ 80,074
Less maximum cash obligation related to
   ESOP shares ...........................................     11,860       11,550
                                                             ---------------------
                                                             $ 76,651     $ 68,524
                                                             ---------------------
                                                             $924,863     $875,750
                                                             =====================

* Derived from audited financial statements

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 2001 and 2000
                      (In Thousands, Except Per Share Data)


                                          Three Months Ended   Nine Months Ended
                                              September 30         September 30
                                           -----------------   -----------------
                                             2001     2000       2001      2000
                                           -------------------------------------
Interest Income:
   Interest and fees on loans ..........   $13,398   $12,950   $39,567   $36,813
   Interest on investment securities:
     Taxable ...........................     1,957     1,832     5,727     5,567
     Non-taxable .......................       493       439     1,425     1,284
   Interest on federal funds sold ......       184        79       996       346
                                           -------------------------------------
   Total interest income ...............   $16,032   $15,300   $47,715   $44,010
                                           -------------------------------------

Interest Expense:
   Interest on deposits ................   $ 6,577   $ 6,536   $20,504   $17,870
   Interest on securities sold under
     agreements to repurchase ..........       147       162       490       424
   Interest on FHLB borrowings .........     1,785     1,854     5,298     5,704
                                           -------------------------------------
   Total interest expense ..............   $ 8,509   $ 8,552   $26,292   $23,998
                                           -------------------------------------
   Net interest income .................   $ 7,523   $ 6,748   $21,423   $20,012

Provision for loan losses ..............       225       237       675       711
                                           -------------------------------------
   Net interest income after provision
   for loan loss .......................     7,298     6,511    20,748    19,301
                                           -------------------------------------
Other income:
   Loan origination fees ...............   $   219   $   110   $   702   $   222
   Trust fees ..........................       567       590     1,777     1,757
   Deposit account charges and fees ....       793       652     2,295     1,851
   Other fees and charges ..............       729       534     1,921     1,710
                                           -------------------------------------
                                           $ 2,308   $ 1,886   $ 6,695   $ 5,540
                                           -------------------------------------
Other expenses:
   Salaries and employee benefits ......   $ 2,938   $ 2,659   $ 8,627   $ 7,939
   Occupancy ...........................       490       414     1,348     1,085
   Furniture and equipment .............       681       517     1,929     1,512
   Office supplies and postage .........       322       254       905       754
   Other operating .....................     1,265     1,183     3,705     3,514
                                           -------------------------------------
                                           $ 5,696   $ 5,027   $16,514   $14,804
                                           -------------------------------------

   Income before income taxes ..........   $ 3,910   $ 3,370   $10,929   $10,037

Federal and state income taxes .........     1,230     1,034     3,408     3,098
                                           -------------------------------------
   Net income ..........................   $ 2,680   $ 2,336   $ 7,521   $ 6,939
                                           =====================================

Earnings per common share:
     Basic .............................   $  1.79   $  1.56   $  5.02   $  4.63
     Diluted ...........................      1.77      1.55      4.98      4.60
Cash dividends per common share ........        --        --   $  1.60   $  1.45

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             Three and Nine Months Ended September 30, 2001 and 2000
                      (In Thousands, Except Per Share Data)

                                            Three Months Ended      Nine Months Ended
                                               September 30            September 30
                                           --------------------    --------------------
                                             2001        2000        2001         2000
                                           --------------------    --------------------
Net income .............................   $  2,680    $  2,336    $  7,521    $  6,939
Other comprehensive income:
   Unrealized gains on debt securities .      2,490       1,133       4,988         903
   Income tax effect of unrealized gains       (920)       (419)     (1,843)       (334)
                                           --------------------------------------------
          Other comprehensive income ...      1,570         714       3,145         569
                                           --------------------------------------------
   Comprehensive Income ................   $  4,250    $  3,050    $ 10,666    $  7,508
                                           ============================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2001 and 2000
                                 (In Thousands)

                                                                             Less
                                                                            Maximum
                                                             Accumulated     Cash
                                                                Other      Obligation
                                        Capital   Retained  Comprehensive   To ESOP
                                         Stock    Earnings      Income       Shares      Total
                                        --------------------------------------------------------
Balance, December 31, 2000 ..........   $10,197   $69,179      $   698      $(11,550)   $ 68,524
  Net income ........................       - -     7,521          - -           - -       7,521
  Cash dividends ($1.60 per share) ..       - -    (2,393)         - -           - -      (2,393)
  Change related to ESOP shares .....       - -       - -          - -          (310)       (310)
  Issuance of 2,865 shares of common
     stock ..........................       135       - -          - -           - -         135
  Income tax benefit related to stock
     based compensation .............       - -        29          - -           - -          29
  Other comprehensive income ........       - -       - -        3,145           - -       3,145
                                        --------------------------------------------------------
Balance, September 30, 2001 .........   $10,332   $74,336      $ 3,843      $(11,860)   $ 76,651
                                        ========================================================


Balance, December 31, 1999 ..........   $10,214   $61,984      $ (981)      $(10,953)   $ 60,264
  Net income ........................       - -     6,939         - -            - -       6,939
  Change related to ESOP shares .....       - -       - -         - -           (782)       (782)
  Cash dividends ($1.45 per share) ..       - -    (2,169)        - -            - -      (2,169)
  Other comprehensive income ........       - -       - -         569            - -        (569)
                                        --------------------------------------------------------
Balance, September 30, 2000 .........   $10,214   $66,754    $   (412)      $(11,735)   $ 64,821
                                        ========================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                                 (In Thousands)

                                                                                     2001        2000
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  7,521    $  6,939
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................      1,486       1,020
    Provision for loan losses ..................................................        675         711
    Compensation paid by issuance of common stock ..............................         91         - -
    Deferred income taxes ......................................................        149         147
    (Increase) decrease in accrued interest receivable .........................       (180)     (1,271)
    Amortization of bond discount ..............................................        102          52
    (Increase) decrease in other assets ........................................     (1,329)        168
    Amortization of intangibles ................................................        236         258
    Increase in accrued interest and other liabilities .........................        578         523
                                                                                   --------------------
       Net cash provided by operating activities ...............................   $  9,329    $  8,547
                                                                                   --------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 42,587    $ 21,531
    Held to maturity ...........................................................      2,463       1,651
Purchase of investment securities, available for sale ..........................    (64,909)    (24,974)
Federal funds sold, net ........................................................     18,481       5,304)
Loans made to customers, net of collections ....................................    (39,207)    (57,904)
Purchases of property and equipment ............................................     (4,316)     (3,712)
                                                                                   --------------------
    Net cash (used in) investing activities ....................................   $(44,901)   $(68,712)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits ............................................   $ 38,954    $ 59,318
Net increase (decrease) in fed funds purchased and
    securities sold under agreements to repurchase .............................      1,175     (14,337)
Borrowings from FHLB ...........................................................        - -      40,000
Payments on FHLB notes .........................................................        (31)    (23,031)
Stock options exercised ........................................................         44         - -
Income tax benefits on stock options exercised .................................         29         - -
Dividends paid .................................................................     (2,393)     (2,169)
                                                                                   --------------------
    Net cash provided by financing activities ..................................   $ 37,778    $ 59,781
                                                                                   --------------------
    Increase (decrease) in cash and due from banks .............................   $  2,206    $   (384)

CASH AND DUE FROM BANKS
    Beginning ..................................................................     25,669      21,765
                                                                                   --------------------
    Ending .....................................................................   $ 27,875    $ 21,381
                                                                                   ====================
SUPPLEMENTAL DISCLOSURES Cash payments for:
    Interest paid to depositors and others .....................................   $ 20,555    $ 17,375
    Interest paid on other obligations .........................................      5,788       6,128
    Non-cash financing transaction,
      increase in maximum cash obligation related
      to ESOP shares ............................................................       310         782

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

Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                            (In thousands)
                                                             September 30
                                                          2001          2000
                                                        ----------------------

Agricultural .........................                  $ 35,077     $  29,090
Commercial and financial .............                    39,349        37,292
Real estate, construction ............                    39,113        44,340
Real estate, mortgage ................                   529,272       489,453
Loans to individuals .................                    33,123        32,447
                                                        ----------------------
                                                        $675,934      $632,622
Less allowance for loan losses .......                    10,529        10,048
                                                        ----------------------
                                                        $665,405      $622,574
                                                        ======================

Transactions in the allowance for loan losses are as follows:

                                                           (In thousands)
                                                            Nine Months
                                                         Ended September 30
                                                      -------------------------
                                                        2001             2000
                                                      -------------------------

Balance, beginning ...........................        $ 10,428         $  9,750
  Provision charged to expense ...............             675              711
  Net charge-offs ............................            (574)            (413)
                                                      --------         --------
Balance, ending ..............................        $ 10,529         $ 10,048
                                                      ========         ========

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                                (In thousands)
                                                                 September 30
                                                              2001         2000
                                                             -------------------

No accrual ...........................................       $1,896       $   98
Accruing loans, past due 90 days or more .............        1,812        2,215
Restructured loan ....................................        - - -        - - -
Impaired loans .......................................        9,901        8,908

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

Note 4. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets." Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. The provisions of the Statements are generally effective January 1, 2002. The Company anticipates that the amortization of substantially all goodwill will be suspended on January 1, 2001. Annual goodwill amortization totals $261,000.

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

Recent Activities

In September, 2001 Hills Bank and Trust Company signed a contract for the construction of its second office in Cedar Rapids. The new 7,200 square foot one story building will have three drive-up lanes and a drive-up ATM. The location of the office will be on Williams Boulevard in Southwest Cedar Rapids.
Construction started the first week of October and it is expected that the office will open in the second quarter of 2002. The total estimated cost or land, building and equipment is approximately $1,700,000.

Also, the new Eastside Iowa City office is progressing well and completion is expected at 2621 Muscatine Avenue in December, 2001. This will be a 5,800 square foot one story building and similar to the new Cedar Rapids office will have three drive-up lanes and a new drive-up ATM.

Financial Position

Total assets at September 30, 2001 are $924.9 million, an increase of $83.1million from total assets of $841.8 million at September 30, 2000. This increase in assets included an increase in net loans from September 30, 2000 to September 30, 2001 of $42.8 million with primarily all the increase in real estate loans. Loan growth in these types of loans including 1-4 family home loans is consistent with loan growth over the last few years. Investment securities increased $27.1 million from one year ago and was mainly in the area of U.S. Government Agency securities. The asset growth was funded primarily by deposit growth of $70.3 million. Due to the continued loan demand and challenges for funding sources, asset-liability management continues to be very important. The asset-liability encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns. The Company believes it will be able to maintain sufficient liquidity.

In the current year, as of October 2, 2001, the Federal Reserve has lowered the federal funds borrowing rates 400 basis points with nine changes. The rate on January 1, 2001 was 6.50% and as of October 2, 2001 is 2.50%. The rate is at its lowest level since 1962. The changes in these rates have a direct effect on the financial market in terms of interest rates on U.S. Treasury and Agency securities which the Banks invest in and use as indices for setting both loan and deposit rates. Through September 30, 2001, the declining interest rates have not had an adverse effect on the Company's net interest income.

In addition, the stock market is usually affected by the overall interest rate climate. Prior to the terrorist attacks the national economy was already experiencing some slowdown and the stock market had dropped significantly in the last year. In our trade areas some employers have announced possible layoffs but it is difficult to project at this time what influence it will have on Hills Bancorporation. Loan growth has remained strong in the first nine months of 2001 and with low rates, loans sold on the secondary market have generated significant fee income for the Company.

In January 2001, Hills Bancorporation paid a dividend of $2,393,000 or $1.60 per share, a 10.34% increase from the $1.45 paid in January 2000. After payment of the dividend and adjustment for accumulated other comprehensive income, stockholders' equity as of September 30, 2001 totaled $76,651,000. The total stockholders' equity of Hills Bancorporation as of September 30, 2001 before the reduction for the ESOP shares, totaled 9.57% of total assets. Under risk-based capital rules, the total risk based capital is 14.85% of risk adjusted assets, and substantially in excess of required minimums.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 17.8% of the Company's total assets at September 30, 2001.

Net cash provided from Company operations is another primary source of liquidity. For the nine months ended September 30, 2001 and 2000, net cash provided by operating activities was $9,329,000 and $8,547,000, respectively. The Company's trend of increasing cash flows from operations is expected to continue in the foreseeable future due to the Company's growth.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of September 30, 2001, the Company had advances of $120,637,000 from the FHLB of Des Moines. These advances were used as a means of providing both long and short-term, fixed-rated funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $186,000,000 at September 30, 2001.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at September 30, 2001.

Results of Operations

Net income for the quarter and nine months ended September 30, 2001 compared to the same periods in 2000, had increases of $344,000 and $582,000, respectively. For both periods the changes were primarily the result of significant increases in net interest income, which was the result of growth in average earning assets from the prior year. Average earning assets were approximately $79 million higher for the nine months ended September 30, 2001 compared to the same period in 2000. Total other income increased $422,000 and $1,155,000 for the quarter and nine months ended September 30, 2001 compared to the same period one year ago. Loan origination fees for the nine months in 2001 are $480,000 more than 2000 as a result of lower interest rates in 2001 for these types of loans. Trust fees are approximately $150,000 lower than expected due to the continued declines in market value in assets under management primarily the result of loss in stock value. The majority of trust fees are based on a percentage of the market value of the account. Deposit account charges and other fees increased $336,000 for the three months and $655,000 for the nine months and were the direct results of volume increases in deposit accounts opened and some changes in fees charged.

Other expenses for the quarter ended September 30, 2001 were $5,696,000 compared to $5,027,000 for the same time frame in 2000. For the nine months ended September 30, 2001 other expenses were $16,514,000, an increase of $1,710,000 from the first nine months in 2000. The major changes for the nine months were salaries and benefits which accounted for $688,000 and were the direct result of salary adjustments in 2001 and staff additions at various locations. The new operations center in Hills and the Coralville expansion accounted for the major change in the occupancy and furniture and equipment expenses which increased $680,000. This increase included $314,000 of additional depreciation expense for the new buildings and new equipment, including computer upgrades throughout the Banks.

Earnings per share, both basic and diluted, increased for the quarter ended September 30, 2001 compared to 2000. For the period ending September 30, 2001 basic and diluted earnings per share were $1.79 and $1.77 in comparison to $1.56 and $1.55 for the quarter ended September 30, 2000. The earnings per share for the nine months ended September 30, 2001 and September 30, 2000 were $5.02 and $4.63 for basic earnings per share and $4.98 and $4.60 for diluted earnings per share.

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

                                 PART 1, ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES

                                ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of the Company's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committee at the bank. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to date in 2001 changed significantly when compared to 2000.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit

                   See exhibit II - Statement Re Computation of Earnings Per Common Share

              (b)  Reports on Form 8-K

                   No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     HILLS BANCORPORATION
                                     (Registrant)


November 14, 2001                    /s/ Dwight O. Seegmiller
-----------------                    -------------------------------------------
Date                                 Dwight O. Seegmiller, President
                                     (Duly authorized officer of the registrant)


November 14, 2001                    /s/ James G. Pratt
-----------------                    -------------------------------------------
Date                                 James G. Pratt, Treasurer
                                     (Principal Financial Officer)