Form 10-K
period 2001-12-31
HILLS BANCORPORATION
filed 2002-03-27
CIK 732417

Hills Bancorporation

                                    Form 10-k

                                December 31, 2001

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-k

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.     Commission File Number 0-12668.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 15, 2002 (based upon reports of beneficial ownership that approximately 82% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $82 per share) was $100,763,000.

The number of shares outstanding of the Registrant's common stock as of March 15, 2002 is 1,498,558 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 22, 2002 for the Annual Meeting of the Shareholders of the Registrant to be held April 15, 2002 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

                                  EXHIBIT INDEX

The exhibits index is on Page 72.

Part I

Item 1.   Business

GENERAL

Hills Bancorporation (the "Company") is a holding company principally engaged, through its subsidiary bank, in the business of banking. The Company was incorporated December 12, 1982 and all operations are conducted within the state of Iowa. The Company became owner of 100% of the outstanding stock of Hills Bank and Trust Company, Hills, Iowa ("Hills Bank and Trust" or the "Bank") as of January 23, 1984 when stockholders of Hills Bank and Trust exchanged their shares for shares of the Company. Effective July 1, 1996, the Company formed a new subsidiary, Hills Bank, which acquired for cash all the outstanding shares of a bank in Lisbon, Iowa. Subsequently an office of Hills Bank was opened in Mount Vernon, Iowa, a community that is contiguous in Lisbon. Effective November 17, 2000, Hills Bank was merged into Hills Bank and Trust.

On September 20, 1996, another subsidiary, Hills Bank Kalona, acquired cash and other assets and assumed the deposits of the Kalona, Iowa office of Boatmen's Bank Iowa, N.A., Kalona, Iowa (Washington County) is approximately 20 miles south of Iowa City. Kalona has a population of approximately 2,000 people. Kalona is primarily an agricultural community, but is located within easy driving distance for employment in Iowa City and Coralville (combined population 87,000) and Washington, Iowa (population 7,300). Effective October 26, 2001, Hills Bank Kalona was merged into Hills Bank and Trust.

The Bank primarily serves the communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa. These communities have a combined population of approximately 80,000 and Johnson County, Iowa has a population of approximately 106,000. The University of Iowa in Iowa City has over 27,000 students and 23,000 full and part-time employees, including employees of The University of Iowa Hospitals and Clinics. Johnson County, Iowa has had one of the strongest economies in Iowa and has had substantial economic growth in the past ten years.

The Bank also operates offices in the Linn County, Iowa communities of Lisbon, Mount Vernon and Cedar Rapids, Iowa. Lisbon has a population of approximately 1,500 and Mount Vernon, located two miles from Lisbon, has a population of 3,700. Both communities are strong economically and are within easy commuting distances to Cedar Rapids and Iowa City, Iowa. Mount Vernon is the home of Cornell College, which has approximately 1,200 students. Cedar Rapids has a metropolitan population of approximately 180,000 and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380. The larger employers in the Cedar Rapids area are Rockwell Collins with approximately 6,300 employees and Amana Appliances with approximately 2,950 employees. Other major employers include Cedar Rapids Community Schools (about 2,475 employees), St. Luke's Hospital (about 2,250 employees) and McLeod USA (approximately 2,000 employees). There are several additional employers in Cedar Rapids having from 1,000 to 2,000 employees each.

The Bank is an all full-service commercial bank extending its services to individuals, business, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Cedar Rapids, Coralville, North Liberty, Lisbon, Mount Vernon and Kalona. This area includes all of Johnson County and parts of Linn and Washington counties. The Bank is actively engaged in all areas of commercial banking, including acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; maintaining night and safe deposit facilities; and performing collection, exchange and other banking services tailored for individual customers. The Bank administers estates, personal trusts, and pension plans and provides farm management and investment advisory and custodial services for individuals, corporations and nonprofit organizations. The Bank makes commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans. In addition, the Bank earns substantial fees from originating mortgages that are sold in the secondary residential real estate market without mortgage servicing rights being retained.

The Bank has an established formal loan origination policy. In general, the loan origination policy requires individual lenders to reduce the risk of credit loss to the Bank by requiring that, among other things, minimum loan to value ratios be maintained, evidence of appropriate levels of insurance be carried by borrowers and documenting appropriate types and amounts of collateral and sources of expected payment.

The Bank's business is not seasonal, except that loan origination fees are normally higher during the spring and summer months. Management believes that the Bank has not undertaken any significant new services during the current year that might exceed the limits of its human resources and data processing capabilities.

The Company does not engage in any business activities apart from its ownership of the Bank and, therefore, does not encounter any competition for its services other than as described above for the Bank.

The Company and the Bank have undertaken no material research activities during the last three years relating to research and development activities.

The Company had no employees as of December 31, 2001 and the Bank had 265 regular and 101 part-time employees.

COMPETITION

The financial services industry is highly competitive. The Bank must compete with financial services providers, such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies and money market and mutual fund companies. It also faces increased competition from nonbanking institutions such as brokerage houses and insurance companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of fewer regulatory constraints and lower cost structures.

Effective March 13, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company conducts business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

The Company does not engage in any business activities apart from its ownership of the Bank and, therefore, does not encounter any competition for its services other than as described above for the Bank.

The Company and the Bank have undertaken no material research activities during the last three years relating to research and development activities.

The Company had no employees as of December 31, 2001 and the Bank had 265 regular and 101 part-time employees.

The Bank is in direct competition for loans and deposits and financial services with a number of other banks in Johnson County, Iowa. A comparison of deposits in Johnson County is as follows:
                                                                     Deposits
                                                                     June 30,
                                                                       2001
                                                                   -------------
                                                                   (In Millions)
Hills Bank and Trust Company ................................           $557
Branches of largest competing regional bank .................            245
Largest competing independent bank ..........................            321
Largest competing credit union ..............................            202

In Linn County, Iowa, the June 30, 2001 deposits of the Bank totaled $70 million out of total deposits of $2,512 million.

THE ECONOMY

The Bank's primary trade territory is Johnson County, Iowa. Recent employment data indicates that the total employment in the county is approximately 45,000, of which 23,000 employees work for the University of Iowa or the University of Iowa Hospitals and Clinics. Other larger sectors of the economy are health care (two other hospitals employ 2,500), educational testing and data processing (two employers employ 2,300), governmental (city, county and schools employ 2,600) and retail and service sectors. The University of Iowa's impact on the local economy has been to maintain employment levels because of record enrollments at the University of Iowa and to stabilize unemployment at approximately 2.1% for the past four years.

The State of Iowa has recently seen decreasing tax revenues while spending has increased, and the Iowa legislature has required the University to reduce spending in the year ending June 30, 2002 with further reductions expected for the year ending June 2003. So far, the University has reacted to its budget constraints without significant lay-offs and has announced that it intends to reduce employment, when necessary, through attrition. However, salary increases at the University are expected to be minimal in the next year.

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which has historically been affected by commodity prices and weather. However, the Bank's total agricultural loans comprise only about 5% of the Bank's total loans.

The Bank also competes in Linn County, Iowa where it holds approximately 3% of the county's total deposits. Linn County, with a population of approximately 180,000, has a much higher dependence on manufacturing and its largest employer is Rockwell Collins, with about 6,300 employees. Other employment sectors include telecommunications with McLeod USA and MCI employing approximately 5,000 total employees. Several of Linn County's larger employers have recently reduced employment, including McLeod USA, which is operating in bankruptcy, Rockwell Collins, and Amana Appliances, which has been acquired by Maytag.

SUPERVISION AND REGULATION

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Iowa Superintendent of Banking (the "Superintendent"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statues, regulations and regulatory policies can be significant and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiary Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiary Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the stockholders, of financial institutions.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiary Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiary Bank.

Recent Regulatory Developments

The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act (the "Act"), was enacted on November 12, 1999. The Act allows eligible bank holding companies to engage in a wider range of nonbanking activities and grants them greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. A financial service corporation can engage in a number of financial activities including insurance and securities underwriting and other agency activities, merchant banking and insurance company portfolio investment activities. Activities that are ancillary to financial activities are also allowed. Additionally, the Act amends the federal securities laws to incorporate functional regulation of bank securities and activities and provides for the functional regulation of insurance activities by establishing which insurance products banks and bank subsidiaries may provide as principal. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

Various bank regulatory agencies have issued regulations as mandated by the Act. During June 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of the Act. In addition, the Federal Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Federal Reserve has issued an interim regulation regarding the parameters under which state member banks may establish and maintain financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish financial subsidiaries.

Furthermore, the Act provides reform in the Federal Home Loan Bank area by providing that banks with less than $500 million in assets may use long-term advances for loans to small businesses, small farms and small agri-businesses and replaces the current $300 million funding formula for the REFCORP obligations of the Federal Home Loan Banks to twenty percent (20%) of the Bank's annual earnings.

In the area of privacy, the Act requires clear disclosure by all financial institutions of their privacy policy regarding the sharing of nonpublic information with both affiliates and third parties. Further, the Act requires a notice to consumers and an opportunity to "opt out" of sharing of nonpublic personal information with nonaffiliated third parties subject to certain limited exceptions. The Act also provides reform in the area of ATMs, Community Reinvestment Community Banks and Deposit Production Offices. Specifically, the Act requires ATM operators who impose a fee for use of an ATM by a noncustomer to post a notice on the machine that a fee will be charged and on the screen that a fee will be charged and the amount of the fee, and further requires a notice when ATM cards are issued that surcharges may be imposed by other parties when transactions are initiated from ATMs not operated by the card issuer. The Act also clarifies that nothing in the act repeals any provision of the Continuity Reinvestment Act ("CRA"); however, the Act requires full disclosure of all CRA agreements and grants regulatory relief regarding the frequency of CRA exams to small banks and savings and loans (those with no more than $250 million in assets). In the community bank area, the Act allows community banks all the powers as a matter of right that large institutions have accumulated on an ad hoc basis, including the ability to underwrite municipal bonds in several years. Finally, the Act expands the prohibition of deposit production offices contained in the Riegle-Neal Interstate bill to include all branches of an out-of-state bank holding company.

Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with the Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares), (ii) acquiring all or substantially all of the assets of another bank or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. On approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking . . . as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company either directly or through nonbank subsidiaries would be permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Federal law also prohibits any person from acquiring "control" of a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or a bank holding company depending on the circumstances surrounding the acquisition.

Regulatory Capital Requirements

Regulatory guidelines define capital and spell out the minimum acceptable capital levels for banks. The purpose of these guidelines is to increase depositor protection and to reduce deposit insurance fund losses. Currently, the three federal banking agencies use as "risk-based" approach to gauge bank capital. Under this approach, the agencies define what is to be included in bank capital and establish the minimum capital a bank must have to protect it, primarily from the inherent risk in its asset holdings.

Risk-based capital guidelines divide capital into core and supplemental capital. Core or Tier I capital is similar to what is normally thought of as capital in other businesses. It consists primarily of common and certain preferred stock, surplus and undivided profits. Bank holding companies are required to maintain these minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or nonbank businesses. Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses. Supplemental or Tier 2 capital consists, within certain specified limits, of such things as the allowance for loan losses, hybrid capital instruments and subordinated debt. These supplemental items are often forms of debt that are subordinate to claims of depositors and the FDIC. As such, they provide depositor protection and are included in bank capital. The sum of Tier 1 and Tier 2 capital, less certain deductions, represents a bank's total capital. In the capital guidelines, Tier 1 capital must constitute at least 50% of a bank's total capital. Thus, the use of Tier 2 capital is limited by the "hard" equity in a bank's capital structure.

As part of their capital adequacy assessment, the regulatory agencies convert a bank's assets, including off-balance sheet items, to risk-equivalent assets. The purpose of this conversion is to quantify the relative risk, primarily credit risk, in these assets and to determine the minimum capital necessary to compensate for this risk. For example, assets that pose little risk, such as cash held at the bank's offices and U. S. government securities, are weighted zero, meaning that no capital support is required for these assets. Assets that pose greater risk are weighted at 20%, 50% or 100% of their dollar value, indicating the level of capital support they require. Except for banks with large "off-balance sheet" asset positions, risk weighting will nearly always lower total assets requiring capital support. However, even if a bank held nothing but cash and U.S. securities, it would still be required to maintain capital support for these assets. The reason is that banks face more than credit risk (e.g., market risk), and these other risks require that capital be kept at some minimum level to protect the bank and its depositors.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consisted of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. Current Federal Reserve requirements for a well capitalized organization experiencing significant growth are a minimum of leverage capital of 5%, a Tier 1 capital of 6% and total risk-based capital of 10%. As of December 31, 2001, the Company had regulatory capital in excess of the Federal Reserve's minimum and well-capitalized definition requirements, with a leverage ratio of 8.86%, with total Tier 1 risk-based capital ratio of 13.47% and a total risk-based capital of 14.72%.

Dividends. The Iowa Business Corporation Act ("IBCA") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provision of the IBCA) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Regulation of the Bank

General. The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As an Iowa-chartered, FDIC insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Superintendent, as the chartering authority for Iowa banks, and the FDIC, as administrator of the BIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern, pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Bank is currently paying the minimum assessment under the FDIC's risk assessment system.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged in or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

Capital Requirements. Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. One of the most significant standards of operation of state banks is the six and one-half percent (6-1/2%) primary capital to total assets ratio generally required by the Superintendent. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. The Superintendent defines the term "primary capital" to mean the sum of stockholders' equity and the allowance for loan losses less any intangible assets. In determining the primary capital ratio, the Superintendent uses the total assets as of the date of computation. At December 31, 2001, the primary capital to total assets ratio of the Bank exceeded the ratio required by the Superintendent.

Capital adequacy for banks took on an added dimension with the establishment of a formal system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). This system uses bank capital levels to trigger supervisory actions designed to quickly correct banking problems. Capital adequacy zones are used by the federal banking agencies to trigger these actions. The ratios and the definition of "adequate capital" (refer to line two in the table) are the same as those used by the agencies in their capital adequacy guidelines.

Federal law provides the federal banking regulators of the Bank with broad power to take prompt corrective action to resolve the problems of undercapitalized banking institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Under prompt corrective action, banks that are inadequately capitalized face a variety of mandatory and discretionary supervisory actions. For example, "undercapitalized banks" must restrict asset growth, obtain prior approval for business expansion, and have an approved plan to restore capital. "Critically undercapitalized banks" must be placed in receivership or conservatorship within 90 days unless some other action would result in lower long-term costs to the deposit insurance fund.

Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2001, the Bank was well capitalized, as defined by FDIC regulations.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Superintendent of Banking to fund the operations of the Superintendent for their examination and supervision. During the fiscal year ended December 31, 2001, the Bank paid supervisory assessments to the Superintendent totaling $9,679.

Dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. Notwithstanding the availability of funds for dividends; however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist order and civil money penalty assessments.

Branching Authority. Historically, Iowa's intrastate branching statutes have been rather restrictive when compared with those of other states. Iowa's intrastate branching statutes were relaxed in recent legislation that became effective on February 21, 2001 (the "2001 Amendment"). The 2001 Amendment allows Iowa banks to move towards statewide branching by allowing every Iowa bank with the approval of its primary regulator, to establish three new bank offices anywhere in Iowa during the next three years. The three offices are in addition to those offices allowed within certain restricted geographic areas under prior Iowa law. Effective July 1, 2004, the 2001 Amendment repeals all limitations on bank office location and effectively allows statewide branching. After that date, banks will be allowed to establish an unlimited number of offices in any location in Iowa subject only to regulator's approval.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Iowa permits interstate bank mergers, subject to certain restrictions, including a prohibition against interstate mergers involving an Iowa bank that has been in existence and continuous operation for fewer than five years.

State Bank Activities. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the Bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the Bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

CONSOLIDATED STATISTICAL INFORMATION

The following consolidated statistical information reflects selected balances and operations of the Company and the Bank for the periods indicated.

The following tables show (1) average balances of assets, liabilities and stockholders' equity, (2) interest income and expense on a tax equivalent basis,
(3) interest rates and interest differential and (4) changes in interest income and expense.

AVERAGE BALANCES
(Average Daily Basis)

                                                            December 31,
                                                  ------------------------------
                                                     2001      2000       1999
                                                  ------------------------------
                                                          (In Thousands)
                                                  ------------------------------
ASSETS
  Cash and due from banks .....................   $ 24,493   $ 20,347   $ 16,863
  Taxable securities ..........................    132,227    121,499    119,856
  Nontaxable securities .......................     42,783     38,026     34,699
  Federal funds sold ..........................     29,551     11,358      9,796
  Loans, net ..................................    646,196    600,215    508,293
  Property and equipment, net .................     18,889     13,675     11,633
  Other assets ................................     19,575     16,129     17,249
                                                  ------------------------------
                                                  $913,714   $821,249   $718,389
                                                  ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits ...........   $ 78,687   $ 69,246   $ 62,317
Interest-bearing demand deposits ..............     76,366     66,090     57,017
Savings deposits ..............................    169,561    154,121    152,507
Time deposits .................................    357,882    309,565    274,507
Securities sold under agreements to repurchase      17,444     14,665     12,139
FHLB borrowings ...............................    123,211    128,043     86,880
Other liabilities .............................      5,924      5,569      4,659
Redeemable common stock held by
  Employee Stock Ownership Plan ...............     11,872     11,251     10,127
Stockholders' equity ..........................     72,767     62,699     58,236
                                                  ------------------------------
                                                  $913,714   $821,249   $718,389
                                                  ==============================

INTEREST INCOME AND EXPENSE

                                                        Year Ended December 31,
                                                     ---------------------------
                                                       2001     2000      1999
                                                     ---------------------------
                                                          (In Thousands)

Income:
  Loans (1) ......................................   $53,121   $50,267   $42,107
  Taxable securities .............................     7,670     7,481     7,167
  Nontaxable securities (1) ......................     2,924     2,624     2,373
  Federal funds sold .............................     1,132       698       455
                                                     ---------------------------
        Total interest income ....................    64,847    61,070    52,102
                                                     ---------------------------

Expense:
  Interest-bearing demand deposits ...............     1,412     1,566     1,175
  Savings deposits ...............................     4,611     5,615     4,769
  Time deposits ..................................    20,611    17,690    14,882
  Securities sold under agreements to repurchase .       617       699       517
  FHLB borrowings ................................     7,184     7,494     4,970
                                                     ---------------------------
        Total interest expense ...................    34,435    33,064    26,313
                                                     ---------------------------

        Net interest income ......................   $30,412   $28,006   $25,789
                                                     ===========================

(1) Presented on a tax equivalent basis using a federal tax rate of 34% and state tax rates of 5%.

INTEREST RATES AND INTEREST DIFFERENTIAL

                                                         Year Ended December 31,
--------------------------------------------------------------------------------
                                                         2001     2000     1999
--------------------------------------------------------------------------------
Average yields:
  Loans (1) .........................................    8.20%    8.34%    8.25%
  Loans (tax equivalent basis) ......................    8.22     8.37     8.28
  Taxable securities ................................    5.80     6.15     5.98
  Nontaxable securities .............................    4.51     4.55     4.51
  Nontaxable securities (tax equivalent basis) ......    6.83     6.90     6.84
  Federal funds sold ................................    3.85     6.15     4.64
  Interest-bearing demand deposits ..................    1.85     2.37     2.06
  Savings deposits ..................................    2.72     3.64     3.13
  Time deposits .....................................    5.76     5.71     5.42
  Securities sold under agreements to repurchase ....    3.53     4.77     4.26
  FHLB borrowings ...................................    5.83     5.85     5.72
  Yield on average interest-earning assets ..........    7.62     7.92     7.75
  Rate on average interest-bearing liabilities ......    4.63     4.92     4.51
  Net interest spread (2) ...........................    2.99     3.00     3.24
  Net interest margin (3) ...........................    3.58     3.62     3.83

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

CHANGES IN INTEREST INCOME AND EXPENSE

                                                   Changes Due  Changes Due    Total
                                                    To Volume    To Rates     Changes
                                                   ----------------------------------
                                                             (In Thousands)
Year ended December 31, 2001:
  Change in interest income:
    Loans ........................................   $ 3,763    $  (920)     $ 2,843
    Taxable securities ...........................       637       (440)         197
    Nontaxable securities ........................       325        (27)         298
    Federal funds sold ...........................       779       (340)         439
                                                     -------------------------------
                                                       5,504     (1,727)       3,777
                                                     -------------------------------
  Change in interest expense:
    Interest-bearing demand deposits .............       221       (375)        (154)
    Savings deposits .............................       520     (1,524)      (1,004)
    Time deposits ................................     2,767        154        2,921
    Securities sold under agreements to repurchase       120       (202)         (82)
    FHLB borrowings ..............................      (284)       (26)        (310)
                                                     -------------------------------
                                                       3,344     (1,973)       1,371
                                                     -------------------------------
  Change in net interest income ..................   $ 2,160    $   246      $ 2,406
                                                     ===============================
Year ended December 31, 2000:
  Change in interest income:
    Loans ........................................   $ 7,697    $   463      $ 8,160
    Taxable securities ...........................       102        212          314
    Nontaxable securities ........................       230         21          251
    Federal funds sold ...........................        80        163          243
                                                     -------------------------------
                                                       8,109        859        8,968
                                                     -------------------------------
  Change in interest expense:
    Interest-bearing demand deposits .............       201        190          391
    Savings deposits .............................        52        794          846
    Time deposits ................................     1,979        829        2,808
    Securities sold under agreements to repurchase       116         66          182
    FHLB borrowings ..............................     2,408        116        2,524
                                                     -------------------------------
                                                       4,756      1,995        6,751
                                                     -------------------------------
  Change in net interest income ..................   $ 3,353    $(1,136)     $ 2,217
                                                     ===============================

Rate volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

LOANS

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.

                                                December 31,
                            ----------------------------------------------------
                              2001       2000       1999       1998       1997
                            ----------------------------------------------------
                                               (In Thousands)

Agricultural ............   $ 34,304   $ 28,560   $ 27,302   $ 32,318   $ 27,636
Commercial and financial      44,363     37,832     36,848     39,438     33,616
Real estate, construction     40,430     38,184     40,879     28,476      8,157
Real estate, mortgage ...    538,832    499,010    439,072    338,871    332,655
Loans to individuals ....     34,713     33,715     31,030     30,664     28,707
        Total ...........   $692,642   $637,301   $575,131   $469,767   $430,771

There were no foreign loans outstanding for any of the years presented

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 2001:

                                          Amount    One Year      One To     Over Five
                                         Of Loans  Or Less (1)  Five Years     Years
                                         ---------------------------------------------
                                                       (In Thousands)
Commercial, financial and agricultural   $ 78,667   $ 38,669    $ 32,788     $  7,210
Real estate, construction and mortgage    579,262     73,683     214,261      291,318
Other ................................     34,713     12,783      21,401          529
                                         --------------------------------------------
                                         $692,642   $125,135    $268,450     $299,057
                                         ============================================
Interest rates on loans are as follows:

Fixed rate ............................  $380,184   $ 86,789    $259,490     $ 33,905
Variable rate .........................   312,458     38,346       8,960      265,152
                                         --------------------------------------------
                                         $692,642   $125,135    $268,450     $299,057
                                         ============================================

(1) A significant portion of the commercial loans are due in one year or less. A significant percentage of the notes are re-evaluated prior to their maturity and are likely to be extended.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Company's nonaccrual, past due, restructured and impaired loans as of December 31 for each of the years presented:

                                   2001     2000       1999     1998       1997
                                 -----------------------------------------------
                                                 (In Thousands)

Nonaccrual loans .............   $ 1,001   $   618   $    --   $    12   $    --
Accruing loans past due
  90 days or more ............     2,921     2,143     1,320       945       954
Restructured loans ...........        --        --        --        --        --
Impaired loans ...............    11,288    11,068     9,265     8,956     9,556

The Company does not have a significant amount of loans that are past due less than 90 days on which there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Loans are placed on non-accrual status when management believes the collection of future interest is not reasonably assured. Interest income was not materially affected by this classification.

The Company has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans. The Company has no other interest-bearing assets, other than loans, that meet the nonaccrual, past due, restructured or potential problem loan criteria.

Specific allowance for losses on impaired loans are established if the loan balances exceed the net present value of the future cash flows or the fair value of the collateral if the loan is collateral dependent.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank's loan loss experience for each of the last five years:

                                                     Year Ended December 31,
                                       ---------------------------------------------------
                                        2001       2000       1999        1998      1997
                                       ---------------------------------------------------
                                                         (In Thousands)
Allowance for loan losses
  at beginning of year .............   $10,428    $ 9,750    $ 8,856    $ 8,010    $ 7,311
                                       ---------------------------------------------------
Charge-offs:
  Agriculture ......................        35         26         60          4        197
  Commercial and financial .........     1,225        522        181        431        326
  Real estate, mortgage ............       557        254        104        132        215
  Loans to individuals .............       724        372        418        401        390
                                       ---------------------------------------------------
                                         2,541      1,174        763        968      1,128
                                       ---------------------------------------------------
Recoveries:
  Agriculture ......................        72        153        157        125         65
  Commercial and financial .........       289        276        260        256        195
  Real estate, mortgage ............       362        118         30        100        377
  Loans to individuals .............       416        357        310        417        142
                                       ---------------------------------------------------
                                         1,139        904        757        898        779
                                       ---------------------------------------------------
Net charge-offs ....................     1,402        270          6         70        349
                                       ---------------------------------------------------
Provision for loan losses (1) ......       924        948        900        916      1,048
                                       ---------------------------------------------------
Allowance for loan losses
  at end of year ...................   $ 9,950    $10,428    $ 9,750    $ 8,856    $ 8,010
                                       ===================================================
Ratio of net charge-offs during year
  to average loans outstanding .....      0.22%      0.04%      0.00%      0.02%      0.09%
                                       ====================================================

The allowance for loan losses has not been allocated by type of loan. Management regularly reviews the loan portfolio and does not expect any unusual material amount to be charged off during 2002 that would be significantly different than the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

(1) For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio is a significant element in the determination of the provision for loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired. If the loans are impaired, the Bank determines if a specific allowance is appropriate. Loans for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Banks allocate a percentage, as determined by management, for a required allowance needed. The percentage begins with historical loss experience factors, which are then adjusted for current economic factors. The risk categories are compared to the risk categories used by federal and state regulatory agencies as follows:

(1)  Pass
(2)  Watch
(3)  Substandard

In addition, the Bank's management also reviews and, where determined necessary, provides allowances based upon reviews of specific borrowers and provides general allowances for areas that management believes are of higher credit risk (agricultural loans and constructed model real estate homes as of December 31, 2001).

The following table presents the allowance for estimated loan losses on loans by type of loans and the percentage in each category to total loans as of December 31, 2001:

                                                                    % Of Loans
                                                       Amount     To Total Loans
                                                       -------------------------
                                                            (In Thousands)

Agriculture ..................................         $1,032         4.95%
Commercial ...................................          1,714         6.40
Real estate, construction ....................            770         5.84
Real estate ..................................          5,722        77.79
Consumer .....................................            712         5.01
                                                       --------------------
                                                       $9,950       100.00%
                                                       ====================

Prior to December 31, 2001, the allowance for loan losses was allocated by risk category and not by type of loan. The components of the allowance for loan loss, by risk category, as of December 31, 2000 is as follows:

                                                                  (In Thousands)

Pass .....................................................            $ 1,316
Watch ....................................................              3,471
Substandard ..............................................              2,521
Specific allowances ......................................              3,120
                                                                      -------
                                                                      $10,428
                                                                      =======
Anticipated charge-offs of the above categories are not determinable at December 31, 2001; however, management does not believe there are any categories of loans where future charge-offs are likely to be higher than the allowances provided.

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities which are principally held by the Bank as of December 31, 2001, 2000 and 1999 and the maturities and weighted average yield of the investment securities as of December 31, 2001:

                                                           December 31,
                                                  ----------------------------
                                                    2001       2000       1999
                                                          (In Thousands)
Carrying value:
  U. S. Treasury securities ...................   $ 12,073   $ 18,318   $ 19,470
  Obligations of other U. S. Government
    agencies and corporations .................    123,165     95,036     94,302
  Obligations of state and political
    subdivisions ..............................     46,913     39,923     36,496
                                                  ------------------------------
                                                  $182,151   $153,277   $150,268
                                                  ==============================

                                                        December 31, 2001
                                                  ------------------------------
                                                                       Weighted
                                                     Carrying           Average
                                                      Value              Yield
                                                  ------------------------------
                                                  (In Thousands)
Type and maturity grouping:
  U. S. Treasury maturities:
    Within 1 year ............................      $  5,644             6.09%
    From 1 to 5 years ........................         6,429             6.35%
                                                    --------
                                                      12,073
                                                    --------
Obligations of other U. S. Government
  agencies and corporations, maturities:
  Within 1 year ..............................        19,859             5.82%
  From 1 to 5 years ..........................       103,306             5.62
                                                     -------
                                                     123,165
                                                     -------
Obligations of state and political
  subdivisions, maturities:
  Within 1 year ..............................         4,744             7.17%
  From 1 to 5 years ..........................        25,506             6.44
  From 5 to 10 years .........................        16,437             6.84
  Over 10 years ..............................           226             8.22
                                                    --------
                                                      46,913
                                                    --------
        Total ................................      $182,151
                                                    ========

INVESTMENT SECURITIES

As of December 31, 2001, there were no investment securities, exceeding 10% of stockholders' equity, other than securities of the U. S. Government and U. S. Government agencies and corporations.

The weighted average yield is based on the amortized cost of the investment securities. The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5%.

DEPOSITS

The following tables show the amount of average deposits and rates paid on such deposits for the years ended December 31, 2001, 2000 and 1999 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2001:

                                                            December 31,
                                       ------------------------------------------------------
                                         2001     Rate     2000      Rate     1999      Rate
                                       ------------------------------------------------------
Average noninterest-bearing deposits   $ 78,687   0.00%  $ 69,246    0.00%  $ 62,317    0.00%
Average interest-bearing demand
  deposits .........................     76,366   1.85     66,090    2.37     57,017    2.06
Average savings deposits ...........    169,561   2.72    154,121    3.64    152,507    3.13
Average time deposits ..............    357,882   5.76    309,565    5.71    274,507    5.42
                                       $682,496          $599,022           $546,348

Time certificates issued in amounts
  of $100,000 or more as of
  December 31, 2001 with ...........    Amount    Rate
  maturity in:                         ----------------
  3 months or less .................   $  5,777   4.50%
  3 through 6 months ...............      8,149   4.85
  6 through 12 months ..............     26,329   5.79
  Over 12 months ...................     15,262   5.76
                                       --------
                                       $ 55,517
                                       ========

There were no deposits in foreign banking offices.

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders' equity to average assets ratio for the years ended December 31, 2001, 2000 and 1999:

                                                                December 31,
                                                          ----------------------
                                                           2001    2000    1999
                                                          ----------------------

Return on average assets ............................      1.11%   1.14%   1.18%
Return on average stockholders' equity ..............     13.94   14.94   14.54
Dividend payout ratio ...............................     23.58   23.18   22.56
Average stockholders' equity to average assets ratio       7.96    7.63    8.11

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2001, 2000 and 1999:

                                                    2001       2000       1999
                                                  -----------------------------
                                                     (Amounts In Thousands)
                                                  -----------------------------

Outstanding balance as of December 31 .........   $22,409    $16,561    $26,714
Weighted average interest rate at year end ....     2.36%      4.80%      4.28%
Maximum month-end balance .....................    22,711     16,678     27,815
Average month-end balance .....................    17,444     14,665     12,139
Weighted average interest rate for the year ...     3.53%      4.77%      4.26%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates during 2001, 2000 and 1999:

                                                  2001       2000        1999
                                               ---------------------------------

Outstanding balance as of December 31 ......   $137,637    $120,668    $108,700
Weighted average interest rate at year end .      5.57%       5.79%       5.66%
Maximum month-end balance ..................    137,637     148,700     108,700
Average month-end balance ..................    123,211     128,043      86,880
Weighted average interest rate for the year       5.83%       5.85%       5.72%

PART I

Item 2.   Properties

The Company's office and the main bank of the Bank are located at 131 Main Street, Hills, Iowa. This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and in February 2001, the Bank completed a two-story brick addition. With the completion of the 2001 addition, all bank processing and administrative systems, including trust, were consolidated in Hills, Iowa. A majority of these operations were located previously in the Coralville office and sixty-five full-time and part-time employees relocated.

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

2. Coralville office is a two-story building built in 1972 and expanded in 2001 that contains approximately 23,000 square

3. A 2,800 square foot branch bank in North Liberty, Iowa was opened for business in 1986. This office is a full-service

4. The Bank leases an office at 132 East Washington Street in downtown Iowa City with approximately 2,500 square feet. The

5. In December 2001, the Bank opened a new East Side office location at 2621 Muscatine Avenue, Iowa City. The office is a

6. The Lisbon office is a two-story brick building in Lisbon, Iowa with approximately 3,000 square feet of banking retail

7. The Mount Vernon office opened in February 1998 with the completion of a full-service, 4,200 square foot office, with

8. In February 2000, the Bank opened a 2,900 square foot branch office in downtown Cedar Rapids that is leased. In April

9. The Kalona office is a 6,400 square foot building that contains a walk-up 24-hour automatic teller machine and one drive-up lane. This is an older building that was remodeled in late 1998.

10. In October 2001, the Bank began construction in Cedar Rapids on a second branch office. The new 7,200 square foot, one-story building will have three drive-up lanes and a drive-up automatic teller machine. The location is on Williams Boulevard in Southwest Cedar Rapids.

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.

Item 3.   Legal Proceedings

There are no material pending legal proceedings.

Neither the Company nor the Bank hold any properties that are the subject of hazardous waste clean-up investigations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 2001.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

There is no established trading market for the Company's common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. A bid and ask price is quoted in an Iowa City local paper and the quotes are provided by a local broker. The Company's stock is not actively traded. As of March 15, 2002, the Company had 1,309 stockholders.

Based on the Company's stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:

-------------------------------------------------------------------------------
                 Number                            High             Low
                Of Shares       Number Of         Selling         Selling
    Year         Traded        Transactions        Price           Price
-------------------------------------------------------------------------------
2001              9,273             28            $ 82.00         $ 77.00
2000             14,187             16              77.00           70.00
1999              6,415             22              70.00           58.00

The Company paid aggregate annual cash dividends in 2001, 2000 and 1999 of $2,392,000, $2,171,000 and $1,910,000, respectively, or $1.60 per share in 2001,
$1.45 per share in 2000 and $1.30 per share in 1999. In January 2002, the Company declared and paid a dividend of $1.75 per share totaling $2,622,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

As of December 31, 2001, stock option information is as follows:

Number of shares that would be issued if all options were exercised       29,179
Weighted average price of options outstanding                            $ 44.98
Number of additional shares that could be granted                         55,600

There are no stock option plans that have not been approved by the stockholders.

PART II

Item 6.   Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

                                        2001           2000          1999          1998         1997
                                      -----------------------------------------------------------------
YEAR-END TOTALS
  Total assets ....................   $ 976,105     $ 875,750     $ 773,966     $ 689,787     $ 603,102
  Investment securities ...........     189,960       161,066       156,198       149,350       138,064
  Federal funds sold ..............      29,428        28,065           206        36,811         2,447
  Loans, net ......................     682,692       626,873       565,381       460,911       422,761
  Deposits ........................     720,018       652,706       562,086       534,151       479,770
  Federal Home Loan Bank borrowings     137,637       120,668       108,700        75,732        50,764
  Redeemable common stock .........      12,194        11,550        10,953         9,301         7,682
  Stockholders' equity ............      78,155        68,524        60,264        56,452        51,500

EARNINGS
  Interest income .................   $  63,718     $  59,992     $  51,121     $  47,289     $  42,743
  Interest expense ................      34,435        33,064        26,313        25,254        22,502
  Provision for loan losses .......         924           948           900           916         1,048
  Other income ....................       9,257         7,514         6,437         5,811         5,938
  Other expenses ..................      22,859        20,069        18,309        16,438        15,500
  Applicable income taxes .........       4,613         4,059         3,570         3,006         2,545
  Net income ......................      10,144         9,366         8,466         7,486         7,086

PER SHARE
  Net income:
    Basic .........................   $    6.78     $    6.26     $    5.70     $    5.10     $    4.83
    Diluted .......................        6.72          6.21          5.66          5.02          4.78
  Cash dividends ..................        1.60          1.45          1.30          1.20          1.05
  Book value as of December 31 ....       52.15         45.82         40.29         38.42         35.08
  Increase (decrease) in book value
    due to:
    ESOP obligation ...............       (8.14)        (7.72)        (7.32)        (6.33)        (5.23)
    Accumulated other
      comprehensive income ........        2.02          0.47         (0.66)         0.81          0.33

SELECTED RATIOS
  Return on average assets ........       1.11%         1.14%         1.18%         1.17%         1.24%
  Return on average equity ........       13.94         14.94         14.54         14.12         14.62
  Net interest margin .............        3.58          3.62          3.83          3.81          3.93
  Average stockholders' equity to
    average total assets ..........        7.96          7.63          8.11          8.25          8.47
  Dividend payout ratio ...........       23.58         23.18         22.56         23.52         21.69

PART II

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

Special Note Regarding Forward-Looking Statements

The discussion following contains certain forward-looking statements with respect to the financial condition, the results of operations and business of the Company. These statements involve certain risks and uncertainties, which are often inherent in the ongoing operation of financial institutions such as the Company's subsidiary bank.

Forward-looking statements discuss matters that are not facts and are typically identified by the words "believe," "expect," "anticipate," "target," "goal," "objective," "intend," "estimate," "will," "can," "would," "should," "could," "may" and similar expressions. They discuss expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them to reflect changes that occur after the date they are made.

There are several factors - many of which are beyond the control of the Company or its subsidiary Bank - that could cause results to differ significantly from expectations. Some of these factors are described below. There are factors other than those described below that could cause results to differ from expectations. Any factor described below could by itself, or together with one or more other factors, adversely affect the business, earnings and/or financial condition of the Company and its subsidiary Bank.

The risks involved in the operations and strategies of the Company and its subsidiary Bank include competition from other financial institutions, changes in interest rates, changes in economic or market conditions as well as events and trends affecting specific assets, the effect of credit quality and market perceptions of value on the fair values of financial instruments and regulatory factors. These risks, which are not inclusive, cannot be accurately estimated.

For example, a financial institution may accept deposits at fixed interest rates, at different times and for different terms, and lend funds at fixed interest rates, at different times and for different terms. In doing so, it accepts the risk that its cost of funds may rise while the use of those funds may be at a fixed rate. Similarly, although market rates of interest may decline, the financial institution may have committed by virtue of the term of a deposit, to pay what essentially becomes an above-market rate.

Loans, and the allowance for loan losses, carry the risk that borrowers will not repay all funds in a timely manner, as well as the risk of total loss. The collateral pledged as security for loans may or may not have the value that has been attributed to it. The loan loss reserve, while believed to be adequate, may prove inadequate if one or more large-balance borrowers, or numerous mid-balance borrowers, or a combination of both, experience financial difficulty for a variety of reasons. These reasons may relate to the financial circumstances of an individual borrower, or may be caused by negative economic circumstances at the local, regional, national or international level that are beyond the control of the borrowers or the lender.

Because the business of banking is of a highly regulated nature, the decisions of governmental entities can have a major effect on operating results. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could have substantial and unpredictable effects including increasing the ability of nonbanks to offer competing financial services and products.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

The Bank's success depends, in part, on its ability to attract and retain key people. Competition for the best people - in particular individuals with technology experience - is intense. The Bank may not be able to hire well-qualified people or pay them enough to keep them.

All of these uncertainties, as well as others, are present in the operations and business of the Company, and stockholders are cautioned that the Company's actual results may differ materially from those included in the forward-looking statements.

Critical Accounting Policies

The Company's most critical accounting policies that affect net income are the accrual of interest income and expense and providing an appropriate allowance for loan losses. Interest is accrued at the stated rate on the outstanding balances of all interest earning assets and interest-bearing liabilities. The Company discontinues accruing interest income on certain loans at the point there is reasonable doubt about the borrower's ability to make all the principal and interest payments. The allowance for loan losses and the provision for loan losses charged to expense is affected by the Bank's quarterly review of the loan portfolio, the Bank's identification of impaired loans for which specific allowances may be provided and the allowances on all other loans. The allowance is affected, among other things, by loan delinquency rates, local economic conditions and the estimated fair value of collateral on loans.

Other critical policies that affect the Company's balance sheet are the fair value of investment securities available-for-sale and the Company's maximum cash obligation related to its obligation to redeem common stock held by the ESOP.

Financial Position

Year End Amounts (In Thousands)        2001       2000       1999       1998       1997
-----------------------------------------------------------------------------------------
Loans, net of allowance for losses   $682,692   $626,873   $565,381   $460,911   $422,761
Investment securities ............    189,960    161,066    156,198    149,350    138,064
Deposits .........................    720,018    652,706    562,086    534,151    479,770
Federal Home Loan Bank borrowings     137,637    120,668    108,700     75,732     50,764
Stockholders' equity .............     78,155     68,524     60,264     56,452     51,500
Total assets .....................    976,105    875,750    773,966    689,787    603,102

In 2001, total assets grew $100.4 million, slightly below the record growth of $101.8 million for 2000. The percentage increase in total assets was 11.46% in 2001, compared to 13.15% in 2000. Asset growth for both years was primarily reflected in higher loan balances and investment securities.

In 2001, net loans increased by $55.8 million, including $42.1 million in real estate loans. For the year 2000, net loans increased $61.5 million, and $60 million of the increase was attributable to real estate mortgage loans. Declining interest rates in 2001 and stable interest rates in 2000 have helped housing starts and new real estate development projects in the Bank's trade territory.

Deposits increased $67.3 million, or 10.31 % in 2001 compared to an increase of 16.12% in 2000. After several years of slower deposit growth, the past two years have seen substantial deposit growth. In 2001, the increase in net deposits resulted from uncertainties in the stock market that led a number of investors to move their funds to bank deposits. In addition, the addition and renovation of branch banks helped bring new customers to the Bank. In 2001 and 2000, the Company has also borrowed from the Federal Home Loan Bank, and such borrowings increased by a net $17 million in 2001 and $12 million in 2000. The advances were used to fund loan growth and lock in low interest rates.

Components of Diluted Earnings Per Share

                                               2001         2000         1999
                                            ------------------------------------

Net interest income .....................   $   19.40    $   17.85    $   16.59
Provision for loan losses ...............       (0.61)       (0.63)       (0.60)
Noninterest income ......................        6.13         4.98         4.30
Noninterest expense .....................      (15.14)      (13.30)      (12.24)
                                            ------------------------------------
        Income before income taxes ......        9.78         8.90         8.05
Income tax expense ......................       (3.06)       (2.69)       (2.39)
                                            ------------------------------------
        Net income ......................   $    6.72    $    6.21    $    5.66
                                            ====================================

Net income for 2001 reached a record high of $10,144,000, or diluted earnings per share of $6.72. The rate of increase in earnings in 2001 slowed slightly from 2000 results. For 2001, diluted earnings per share increased $.51 per share, while 2000 results had increased $.55 per share. For the year ended December 31, 2000, net income increased by $900,000 from the 1999 results. Net interest income for 2000 was $2.1 million higher than 1999. For both 2001 and 2000, the Company's net interest income has benefited from substantial growth in average earning assets and a stable net interest margin.

The Company consistently benefited from a high quality loan portfolio and a strong local economy. Because the loan portfolio is concentrated in well-secured real estate loans, the Bank has not needed higher provisions for loan losses.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The measure is shown on a tax-equivalent basis to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 2001 as follows:

                                                        Change In  Change In            Increase (Decrease)
                                                         Average    Average      Volume      Rate         Net
                                                         Balance     Rate        Changes    Changes      Change
                                                        -------------------------------------------------------
Interest income:
  Loans, net ........................................   $ 45,981    (0.15)%     $  3,763   $   (920)   $  2,843
  Taxable securities ................................     10,728    (0.35)           637       (440)        197
  Nontaxable securities .............................      4,757    (0.07)           325        (27)        298
  Federal funds sold ................................     18,193    (2.30)           779       (340)        439
                                                        --------                -------------------------------
                                                        $ 79,659                   5,504     (1,727)      3,777
                                                        --------                -------------------------------
Interest expense:
  Interest-bearing demand deposits ..................   $ 10,276    (0.15)%          221        (375)       (154)
  Savings deposits ..................................     15,440    (0.92)           520      (1,524)     (1,004)
  Time deposits .....................................     48,317     0.05          2,767         154       2,921
  Federal funds purchased and securities
    sold under agreements to repurchase .............      2,779    (1.24)           120        (202)        (82)
  FHLB borrowings ...................................     (4,832)   (0.02)          (284)        (26)       (310)
                                                        --------                --------------------------------
                                                        $ 71,980                   3,344      (1,973)      1,371
                                                        ========                --------------------------------
Change in net interest income .......................                           $  2,160    $    246    $  2,406
                                                                                ================================

Net interest income changes for 2000 were as follows:

                                     Change In   Effect Of   Effect Of
                                      Average     Volume        Rate       Net
                                      Balance     Changes    Changes     Change
                                     -------------------------------------------

Interest-earning assets ...........   $98,454     $ 8,109     $   859    $ 8,968
Interest-bearing liabilities ......    89,434       4,756       1,995      6,751
                                      ------------------------------------------
Change in net interest income .....   $ 3,353     $(1,136)    $ 2,217
                                      ==========================================

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)                                     2001    2000    1999
--------------------------------------------------------------------------------

Yield on average interest-earning assets ...............   7.62%   7.92%   7.75%
Rate on average interest-bearing liabilities ...........   4.63    4.92    4.51
                                                           ---------------------
Net interest spread ....................................   2.99    3.00    3.24
Effect of noninterest-bearing funds ....................   0.59    0.62    0.59
                                                           ---------------------
Net interest margin (tax equivalent interest income
  divided by average interest-earning assets) ..........   3.58%   3.62%   3.83%
                                                           =====================

Provision For Loan Losses

The provision for loan losses totaled $924,000, $948,000 and $900,000 for 2001, 2000 and 1999, respectively. Charge-offs, net of recoveries, were $1,402,000, $270,000 for 2000 and $6,000 for 2001, 2000 and 1999, respectively. Although net charge-offs for 2001 increased from the prior two years, the charge-offs related to loans that had previously been classified and the losses had been accrued in prior years.

The allowance for loan losses totaled $9,950,000 at December 31, 2001 compared to $10,428,000 at December 31, 2000. The percentage of the allowance to outstanding loans was 1.44% and 1.64% at December 31, 2001 and 2000, respectively.

Agricultural loans totaled $34,304,000 and $28,560,000 at December 31, 2001 and 2000, respectively. Management has assessed the risks for agricultural loans higher than other loans due to unpredictable commodity prices, the effects of weather on crops and uncertainties regarding government support programs. Therefore, the allowance for loan losses includes general and specific reserves for these loans.

Loan concentrations, quality and credit terms had no significant changes from 2000 to 2001. Therefore, the 2001 allowance for loan losses was not materially different than the 2000 allowance. In 2001, the Bank refined the methodology used to compute the allowance for loan losses, primarily by applying loss rates to several risk categories of loans instead of more general populations. The estimated loss rates used in 2001 increased slightly because there were several early indicators of an economic slowdown in the area. The primary indicator in Johnson County is the tightening of the budget for the University of Iowa and the possibility of staffing cutbacks and wage constraints.

The allowance for loan losses is sensitive to the underlying collateral value of real estate, especially in Johnson County, Iowa. Real estate values are affected by the inventory of unsold properties, vacancy rates for residential rental units, the supply and demand for commercial and retail space and overall employment and retail sales. Overbuilding in the area could lower the fair value of properties and affect the allowance for loan losses. Likewise, sharply higher interest rates could affect the ability of some borrowers to make scheduled interest and principal payments.

The University of Iowa has a dominant economic effect on the economy of the Bank's primary trade area, Johnson County, Iowa, and in 2001 and 2000, the University has helped the local economy remain strong even when the national economy has experienced weaknesses. However, in recent months the economy of the state of Iowa has weakened to the point that the University has recently suffered modest budget cuts and for its fiscal year beginning July 1, 2002 the University is anticipating more significant budget constraints. The possible effects on the local economy cannot be predicted, but are likely to weaken the economy in future years.

The above factors could, but are not reasonably expected, to have a material effect on the allowance for loan losses.

Other Income

Dollars Per Share, Based on Weighted
Average Diluted Shares Outstanding                  2001      2000       1999
--------------------------------------------------------------------------------

Real estate origination fees .................   $   0.77   $   0.21   $   0.39
Trust fees ...................................       1.59       1.58       1.36
Deposit account charges and fees .............       2.06       1.70       1.47
Other fees and charges .......................       1.71       1.49       1.29
Investment securities gains (losses) .........         --         --      (0.21)
                                                 -------------------------------
                                                 $   6.13   $   4.98   $   4.30
                                                 ===============================

In 2001, the Company's total other income increased $1,743,000 compared to the prior year. Real estate origination fee revenue for 2001 made up $849,000 of the increase from the prior year because of reduced interest rates that enabled many borrowers to re-finance at lower interest rates. In addition, the increase in customer deposit accounts, along with changes in the fee structure, accounted for a $542,000 increase in deposit account charges and fees. Trust fees in 2001 were virtually unchanged from 2000 because new trust accounts provided fees that offset the decline in asset related trust fees affected by the stock market. Total other income reached a record high of $6.13 per share in 2001.

Total other income increased $1,077,000 for the year ended December 31, 2000 compared to the same period in 1999. Loan origination fees for the year 2000 were $276,000 less than 1999 as a result of higher interest rates in 2000 that slowed re-financings. Trust fees, deposit account charges and other fees increased $1,038,000 for 2000 and resulted from volume increases in trust assets and deposit accounts. During 1999, the Company had a reduction of other income of $315,000, which represented investment securities losses taken to replace lower yielding securities with higher yielding securities of similar risk and maturity. For the year 2000, no gains and losses on sale of investment securities occurred.

Other Expenses

Dollars Per Share, Based on Weighted
Average Diluted Shares Outstanding               2001         2000        1999
--------------------------------------------------------------------------------

Salaries and employees benefits ............   $    7.86   $    7.06   $    6.56
Occupancy ..................................        1.21        0.94        0.84
Furniture and equipment ....................        1.86        1.43        1.26
Office supplies and postage ................        0.79        0.75        0.74
Other ......................................        3.42        3.12        2.84
                                               ---------------------------------
                                               $   15.14   $   13.30   $   12.24
                                               =================================

Total other expenses increased $2,790,000 in 2001. Occupancy expenses increased $409,000 in 2001, up sharply from $1,417,000 in 2000. The increase was primarily related to the opening and use of the Bank's 31,000 square foot operations area in early 2001 and the Coralville expansion. Salary and employee benefits increased $1,212,000 in 2001 and were primarily related to an increase in new employees at various locations and higher employee benefit costs. The new operations center in Hills and the Coralville expansion accounted for most of the increase in occupancy and furniture and equipment related expenses and depreciation.

Other expenses increased $1,760,000 in 2000. Of the increase, salaries and benefits accounted for $844,000, occupancy and furniture and equipment expense $431,000 and all other expenses $485,000. The salaries and employee benefits increased as a direct result of salary adjustments in the first quarter of 2000 and furniture and equipment related expenses. The Iowa City eastside location of Hills Bank and Trust Company opened in June 1999 and the Cedar Rapids office opened in February 2000. The two new locations also accounted for a portion of the increase in occupancy expense and other expense increases were in marketing and business promotion. Also during 2000, the Bank introduced an on-line banking product and incurred increased product promotion expense.

Income Taxes

Income tax expense was $4,613,000, $4,059,000 and $3,570,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The corresponding percentage of income taxes compared to income before income taxes is 31.26% in 2001, 30.23% in 2000 and 29.66% in 1999.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets." Statement 141 eliminates the pooling method for accounting for business combinations, requires that intangible assets that meet certain criteria be reported separately from goodwill and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life, and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Company, the provisions of the Statements are effective January 1, 2002.

Implementation of Statement 141 will have no immediate impact on the Company's financial statements. Implementation of Statement 142 is not expected to have a material effect on the Company's financial statements in 2002.

The Financial Accounting Standards Board has issued Statement 143, "Accounting for Asset Retirement Obligations" and Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 143 requires that the fair value of liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 144 supersedes FASB Statement 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Company, the provisions of Statement 143 and 144 are effective January 1, 2003, and January 1, 2002, respectively. Implementation of the Statements is not expected to have a material impact on the Company's financial statements.

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 2001, the Company's interest rate sensitivity report is as follows (in thousands):

                         Repricing                        Days
                         Maturities  -----------------------------------------------    More Than
                        Immediately    2-30        31-90        91-180      181-365     One Year      Total
                        -------------------------------------------------------------------------------------
Earning assets:
  Federal funds sold    $  29,428    $      --   $      --    $      --    $      --    $      --   $  29,428
  Investment
    securities ......          --        1,135       5,085        7,409       15,787      160,544     189,960
  Loans .............          --       60,706      21,674       30,121       55,916      524,225     692,642
                        -------------------------------------------------------------------------------------
        Total .......      29,428       61,841      26,759       37,530       71,703      684,769     912,030
                        -------------------------------------------------------------------------------------
Sources of funds:
  Interest-bearing
    checking and
    savings accounts       56,815           --          --           --           --      203,565     260,380
  Certificates of
    deposit .........          --       13,177      19,483       58,380      150,822      125,597     367,459
  Other borrowings -
    FHLB ............          --       30,000      10,000       10,000       10,000       77,637     137,637
  Repurchase
    agreements and
    federal funds ...      22,409           --          --           --           --           --      22,409
                        -------------------------------------------------------------------------------------
                           79,224       43,177      29,483       68,380      160,822      406,799     787,885
Other sources,
  primarily
  noninterest-
  bearing ...........          --           --          --           --           --       92,179      92,179
                        -------------------------------------------------------------------------------------
        Total sources      79,224       43,177      29,483       68,380      160,822      498,978     880,064
                        -------------------------------------------------------------------------------------
Repricing
  differences .......   $ (49,796)   $  18,664   $  (2,724)   $ (30,850)   $ (89,119)   $ 185,791   $  31,966
                        =====================================================================================

A portion of the interest-bearing checking, savings and money market accounts has been included in the above table as maturing immediately based upon management's estimate using a financial model and the rest of these deposits are shown as more than one year. The classifications are used because the Bank's historical data indicates that these have been very stable deposits without much interest rate fluctuation. Historically, these accounts would not need to be adjusted upward as quickly in a period of rate increases so the interest risk exposure would be less than the re-pricing schedule indicates. The FHLB borrowings are classified based on their callable dates because they may be called if interest rates rise over current rates.

Inflation

Inflation has an impact on the growth of total assets and has resulted in the need to increase equity capital to maintain an appropriate equity to asset ratio. The results of operations have been affected by inflation, but the effect has been minimal.

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $1,655,000 as of December 31, 2001. In 2001, the holding company received dividends of $2,392,000 from its subsidiary bank and used those funds to pay dividends to its stockholders of $2,392,000.

As of December 31, 2001 and 2000, stockholders' equity, before deducting for the maximum cash obligation related to ESOP, was $90,349,000 and $80,074,000, respectively. This measure of equity as a percent of total assets was 9.26% at December 31, 2001 and 9.14% at December 31, 2000. As of December 31, 2001, total equity was 8.01% of assets compared to 7.82% of assets at the prior year end. The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary bank, which affects the Bank's dividends to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary bank, certain of its retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company total approximately $7,015,000 as of December 31, 2001.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements that member banks must maintain.

As of December 31, 2001, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders' equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighing the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

The Bank is an insured state bank, incorporated under the laws of the state of Iowa. As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the "Superintendent"). Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. One of the most significant standards of operation of state banks is the six and one-half percent (6 1/2%) primary capital to total assets ratio generally required by the Superintendent. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. The Superintendent defines the term "primary capital" to mean the sum of stockholders' equity and the allowance for loan losses less any intangible assets. In determining the primary capital ratio, the Superintendent uses the total assets as of the date of computation. At December 31, 2001, the primary capital to total assets ratio of the Bank exceeded the ratio required by the Superintendent.

The actual amounts and capital ratios as of December 31, 2001 and the minimum regulatory requirements for the Company and the Bank are presented below (in thousands):

                                                                               To Be Well
                                                              For Capital  Capitalized Under
                                                               Adequacy    Prompt Corrective
                                               Actual          Purposes    Action Provisions
                                         ---------------------------------------------------
                                          Amount     Ratio      Ratio            Ratio
                                         ---------------------------------------------------
As of December 31, 2001:
  Company:
    Total risk based capital .......     $92,725     14.72%     8.00%           10.00%
    Tier 1 risk based capital ......      84,827     13.47      4.00             6.00
    Leverage ratio .................                  8.86      3.00             5.00
  Bank:
    Total risk based capital .......      89,690     14.34      8.00            10.00
    Tier 1 risk based capital ......      82,103     13.09      4.00             6.00
    Leverage ratio .................                  8.71      3.00             5.00

The Bank is classified as "well capitalized" by FDIC capital guidelines.

On a consolidated basis, 2001 cash flows from operations provided $13,778,000, net increases in deposits provided $67,312,000 and Federal Home Loan Bank borrowings provided $17,000,000. These cash flows were invested in net loans of $56,743,000, net securities of $25,377,000 and net federal funds sold of $1,363,000. In addition, $6,710,000 was used to purchase property and equipment.

At December 31, 2001, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $117,609,000. Management believes that its liquidity levels are sufficient, but the Bank may increase its liquidity by limiting the growth of its assets by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements. It may also obtain additional funds from the Federal Home Loan Bank.

While the Bank has off-balance sheet commitments to fund additional borrowings of customers, it does not use other off-balance-sheet financial instruments, including interest rate swaps, as part of its asset and liability management. Contractual commitments to fund loans are met from the proceeds of Federal funds sold or investment securities and additional borrowings. Many of the contractual commitments to extend credit will not be funded because they represent the credit limits on credit cards and home equity lines of credits.

As of December 31, 2001, the Bank estimates that 2002 additional construction expenditures for the new office on Williams Boulevard in Cedar Rapids, Iowa, to be completed in 2002 will total $893,000 and will not require outside financing.

Related Party Transactions

The Bank's primary transactions with related parties are the loans and deposit relationships it maintains with officers, directors and entities related to these individuals. The Bank makes loans to related parties under substantially the same interest rates, terms and collateral as those prevailing for comparable transactions with unrelated persons. In addition, these parties may maintain deposit account relationships with the Bank that also are on the same terms as with unrelated persons. As of December 31, 2001 and 2000, loan balances to related individuals and businesses totaled $24,440,000 and $13,297,000, respectively. Deposits from related parties totaled $5,884,000 and $4,825,000 as of December 31, 2001 and 2000, respectively.

Commitments and Trends

The Company and the Bank have no material commitments or plans that will materially affect liquidity or capital resources. Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

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

The Bank maintains an asset/liability committee, which meets at least quarterly to review the interest rate sensitivity position and to review various strategies as to interest rate risk management. In addition, the Bank uses a simulation model to review various assumptions relating to interest rate movement. The model attempts to limit rate risk even if it appears the Bank's asset and liability maturities are perfectly matched and a favorable interest margin is present.

In order to minimize the potential effects of adverse material and prolonged increases or decreases in market interest rates on the Company's operations, management has implemented an asset/liability program designed to mitigate the Company's interest rate sensitivity. The program emphasizes the origination of adjustable rate loans, which are held in the portfolio, the investment of excess cash in short or intermediate term interest-earning assets, and the solicitation of passbook or transaction deposit accounts, which are less sensitive to changes in interest rates and can be re-priced rapidly.

Based on the data following, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates. Generally, during periods of increasing interest rates, the Company's interest rate sensitive liabilities would re-price faster than its interest rate sensitive assets causing a decline in the Company's interest rate spread and margin. This would result from an increase in the Company's cost of funds that would not be immediately offset by an increase in its yield on earning assets that would tend to reduce net interest income. In times of decreasing interest rates, fixed rate assets could increase in value and the lag in re-pricing of interest rate sensitive assets could be expected to have a positive effect on the Company's net interest income.

The following table, which presents principal cash flows and related weighted average interest rates by expected maturity dates, provides information about the Company's loans, investment securities and deposits that are sensitive to changes in interest rates.

                          2002          2003          2004          2005          2006       Thereafter        Total      Fair Value
                      --------------------------------------------------------------------------------------------------------------
Assets:
  Loans, fixed:
    Balance .......   $     5,530    $   46,101    $   91,060    $   37,564    $   84,766    $    35,163    $   300,184    $376,829
    Average
      interest rate         8.01%         8.33%         7.62%         7.95%         7.20%          7.00%          7.67%

Loans, variable:
  Balance .........   $    27,300    $    1,136    $    3,486    $    1,728    $    2,610    $   276,198    $   312,458    $312,458
  Average
    interest rate .         7.03%         7.48%         6.98%         7.42%         7.33%          7.45%          7.40%

Investments (1):
  Balance .........   $    58,594    $   33,586    $   47,335    $   46,506    $    7,927    $    25,440    $   219,388    $219,694
    Average
      interest rate         3.92%         6.13%         5.93%         5.43%         5.82%          5.83%          5.30%

Liabilities:
  Liquid
    deposits (2):
    Balance .......   $   260,380    $     --      $     --      $     --      $     --      $      --      $   260,380    $260,380
    Average
      interest rate         1.59%         0.00%         0.00%         0.00%         0.00%          0.00%          1.59%

Deposits,
  certificates:
  Balance .........   $   241,862    $   77,702    $   32,865    $    6,812    $    8,218    $      --      $   367,459    $376,384
  Average
    interest rate .         5.32%         5.46%         5.82%         5.34%         5.11%          0.00%          5.39%

(1) Includes all available-for-sale investments, held-to-maturity investments, federal funds and Federal Home Loan Bank stock.

(2) Includes passbook accounts, NOW accounts, Super NOW accounts and money market funds.

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data are included on Pages 39 through 67.

                          Independent Auditor's Report



To the Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP


Iowa City, Iowa
February 7, 2002

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(In Thousands, Except Shares)

ASSETS                                                                2001        2000
----------------------------------------------------------------------------------------
Cash and due from banks (Note 9) .................................   $ 37,070   $ 25,669
Investment securities (Note 2):
  Available for sale (amortized cost 2001 $165,515; 2000 $136,661)    170,311    137,768
  Held to maturity (fair value 2001 $12,146; 2000 $15,676) .......     11,840     15,509
Stock of Federal Home Loan Bank ..................................      7,809      7,789
Federal funds sold ...............................................     29,428     28,065
Loans, net of allowance for loan losses 2001 $9,950; 2000 $10,428
  (Notes 3, 6 and 10) ............................................    682,692    626,873
Property and equipment, net (Note 4) .............................     20,997     16,499
Accrued interest receivable ......................................      7,257      7,522
Deferred income taxes (Note 8) ...................................      1,873      3,286
Other assets .....................................................      6,828      6,770
                                                                     -------------------
                                                                     $976,105   $875,750
                                                                     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------
Liabilities
  Noninterest-bearing deposits ...................................   $ 92,179   $ 76,087
  Interest-bearing deposits (Note 5) .............................    627,839    576,619
                                                                     -------------------
        Total deposits ...........................................    720,018    652,706
  Securities sold under agreements to repurchase .................     22,409     16,561
  Federal Home Loan Bank borrowings (Note 6) .....................    137,637    120,668
  Accrued interest payable .......................................      2,683      2,865
  Other liabilities ..............................................      3,009      2,876
                                                                     -------------------
                                                                      885,756    795,676
                                                                     -------------------
Commitments and Contingencies (Notes 7 and 13)

Redeemable Common Stock Held By Employee Stock
  Ownership Plan (ESOP) (Note 7) .................................     12,194     11,550
                                                                     -------------------

Stockholders' Equity (Note 9)
  Capital stock, no par value; authorized 10,000,000 shares;
    issued 2001 1,498,558 shares; 2000 1,495,483 shares ..........     10,397     10,197
  Retained earnings ..............................................     76,931     69,179
  Accumulated other comprehensive income .........................      3,021        698
                                                                     -------------------
                                                                       90,349     80,074
  Less maximum cash obligation related to ESOP shares (Note 7) ...     12,194     11,550
                                                                     -------------------
                                                                       78,155     68,524
                                                                     -------------------
                                                                     $976,105   $875,750
                                                                     ===================

See Notes to Financial Statements.

HILLS BANCORPORATION


CONSOLIDATED  STATEMENTS OF INCOME
Years Ended December 31, 2001,  2000 and 1999
(In Thousands, Except Per Share Amounts)

                                                                2001       2000       1999
--------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees ...................................   $ 52,986   $ 50,081   $ 41,933
  Investment securities:
    Taxable ...............................................      7,670      7,481      7,167
    Nontaxable ............................................      1,930      1,732      1,566
  Federal funds sold ......................................      1,132        698        455
                                                              ------------------------------
        Total interest income .............................     63,718     59,992     51,121
                                                              ------------------------------
Interest expense:
  Deposits ................................................     26,634     24,871     20,826
  Securities sold under agreements to repurchase ..........        617        699        517
  FHLB borrowings .........................................      7,184      7,494      4,970
                                                              ------------------------------
        Total interest expense ............................     34,435     33,064     26,313
                                                              ------------------------------
        Net interest income ...............................     29,283     26,928     24,808
Provision for loan losses (Note 3) ........................        924        948        900
                                                              ------------------------------
        Net interest income after provision for loan losses     28,359     25,980     23,908
                                                              ------------------------------
Other income:
  Loan origination fees ...................................      1,165        316        592
  Trust fees ..............................................      2,399      2,388      2,029
  Deposit account charges and fees ........................      3,108      2,566      2,203
  Other fees and charges ..................................      2,585      2,244      1,928
  Net (losses) on sale of  investment securities (Note 2) .         --         --       (315)
                                                              ------------------------------
                                                                 9,257      7,514      6,437
                                                              ------------------------------
Other expenses:
  Salaries and employee benefits ..........................     11,863     10,651      9,807
  Occupancy ...............................................      1,826      1,417      1,249
  Furniture and equipment .................................      2,807      2,156      1,893
  Office supplies and postage .............................      1,198      1,128      1,111
  Other ...................................................      5,165      4,717      4,249
                                                              ------------------------------
                                                                22,859     20,069     18,309
                                                              ------------------------------
        Income before income taxes ........................     14,757     13,425     12,036
Federal and state income taxes (Note 8) ...................      4,613      4,059      3,570
                                                              ------------------------------
        Net income ........................................   $ 10,144   $  9,366   $  8,466
                                                              ==============================

Earnings per share:
  Basic ...................................................   $   6.78   $   6.26   $   5.70
  Diluted .................................................       6.72       6.21       5.66

See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED  STATEMENTS OF COMPREHENSIVE  INCOME
Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

                                                                   2001      2000     1999
--------------------------------------------------------------------------------------------
Net income ...................................................   $10,144   $ 9,366   $ 8,466
                                                                 ---------------------------

Other comprehensive income, net of income taxes:
  Unrealized holding gains (losses) arising during the year,
    net of income taxes 2001 $1,366; 2000 $983; 1999 $(1,385)      2,323     1,679    (2,364)
  Reclassification adjustments for net (gains) losses realized in net income, net of income taxes 2001 none;
    2000 none; 1999 $116 .....................................      --        --         198
                                                                 ---------------------------
        Other comprehensive income (loss) ....................     2,323     1,679    (2,166)
                                                                 ---------------------------

        Comprehensive income .................................   $12,467   $11,045   $ 6,300
                                                                 ===========================

See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Notes 7 and 9)
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Share Amounts)

                                                                          Maximum
                                                                           Cash
                                                            Accumulated  Obligation
                                                               Other      Related
                                     Capital     Retained  Comprehensive  To ESOP
                                      Stock      Earnings  Income (Loss)  Shares      Total
---------------------------------------------------------------------------------------------
Balance, December 31, 1998 .......   $  9,140    $ 55,428    $  1,185    $ (9,301)   $ 56,452
  Issuance of 26,665 shares of
    common stock .................        752          --          --          --         752
  Redemption of 167 shares
    of common stock ..............         (8)         --          --          --          (8)
  Change related to ESOP shares ..         --          --          --      (1,652)     (1,652)
  Net income .....................         --       8,466          --          --       8,466
  Income tax benefit related to
    stock based compensation .....        330          --          --          --         330
  Cash dividends ($1.30 per share)         --      (1,910)         --          --      (1,910)
  Other comprehensive
    income (loss) ................         --          --      (2,166)         --      (2,166)
                                     --------------------------------------------------------
Balance, December 31, 1999 .......     10,214      61,984        (981)    (10,953)     60,264
  Redemption of 458 shares
    of common stock ..............        (23)         --          --          --         (23)
  Change related to ESOP shares ..         --          --          --        (597)       (597)
  Net income .....................         --       9,366          --          --       9,366
  Income tax benefit related to
    stock based compensation .....          6          --          --          --           6
  Cash dividends ($1.45 per share)         --      (2,171)         --          --      (2,171)
  Other comprehensive income .....         --          --       1,679          --       1,679
                                     --------------------------------------------------------
Balance, December 31, 2000 .......     10,197      69,179         698     (11,550)     68,524
  Issuance of 3,233 shares of
    common stock .................        165          --          --          --         165
  Redemption of 158 shares
    of common stock ..............         (8)         --          --          --          (8)
  Change related to ESOP shares ..         --          --          --        (644)       (644)
  Net income .....................         --      10,144          --          --      10,144
  Income tax benefit related to ..
    stock based compensation .....         43          --          --          --          43
  Cash dividends ($1.60 per share)         --      (2,392)         --          --      (2,392)
  Other comprehensive income .....         --          --       2,323          --       2,323
                                     --------------------------------------------------------
Balance, December 31, 2001 .......   $ 10,397    $ 76,931    $  3,021    $(12,194)   $ 78,155
                                     ========================================================

See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

                                                                       2001        2000         1999
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income ....................................................   $  10,144    $   9,366    $   8,466
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ................................................       2,212        1,648        1,484
    Amortization ................................................         301          261          261
    Provision for loan losses ...................................         924          948          900
    Net losses on sale of investment securities .................          --           --          315
    Compensation paid by issuance of common stock ...............         121           --           94
    Deferred income taxes .......................................          47         (315)        (847)
    (Increase) decrease in accrued interest receivable ..........         266       (1,146)        (491)
    Amortization of bond discount ...............................         171           39          339
    (Increase) in other assets ..................................        (359)       1,409       (1,329)
    Increase (decrease) in accrued interest and other liabilities         (49)         492        1,652
                                                                    -----------------------------------
        Net cash provided by operating activities ...............      13,778       12,702       10,844
                                                                    -----------------------------------

Cash Flows from Investing Activities
  Proceeds from maturities of investment securities:
    Available for sale ..........................................      47,282       27,115       29,278
    Held to maturity ............................................       3,668        2,798        2,862
  Proceeds from sales of available-for-sale securities ..........          --           --       17,013
  Purchases of investment securities available for sale .........     (76,327)     (32,158)     (60,090)
  Federal funds sold, net .......................................      (1,363)     (27,859)      36,605
  Loans made to customers, net of collections ...................     (56,743)     (62,440)    (105,370)
  Purchases of property and equipment ...........................      (6,710)      (6,501)      (1,937)
                                                                    -----------------------------------
        Net cash (used in) investing activities .................     (90,193)     (99,045)     (81,639)
                                                                    -----------------------------------

Cash Flows from Financing Activities
  Net increase in deposits ......................................      67,312       90,620       27,935
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase ..............       5,848      (10,153)      16,160
  Borrowings from FHLB ..........................................      17,000       40,000       50,000
  Payments on FHLB borrowings ...................................         (31)     (28,032)     (17,032)
  Stock options exercised .......................................          44           --          650
  Income tax benefits related to stock based compensation .......          43            6          330
  Redemption of common stock ....................................          (8)         (23)          --
  Dividends paid ................................................      (2,392)      (2,171)      (1,910)
                                                                    -----------------------------------
        Net cash provided by financing activities ...............      87,816       90,247       76,133
                                                                    -----------------------------------

                                (Continued)

HILLS BANCORPORATION

Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

                                                      2001      2000      1999
--------------------------------------------------------------------------------
        Increase in cash and due from banks ......   $11,401   $ 3,904   $ 5,338

Cash and due from banks:
  Beginning ......................................    25,669    21,765    16,427
                                                     ---------------------------
  Ending .........................................   $37,070   $25,669   $21,765
                                                     ===========================

Supplemental Disclosures
  Cash payments for:
    Interest paid to depositors and others .......   $26,884   $24,046   $20,824
    Interest paid on other obligations ...........     8,504     8,193     5,487
    Income taxes .................................     4,974     4,424     3,755

  Noncash financing activities:
    Increase in maximum cash obligation related to
      ESOP shares ................................   $   644   $   597   $ 1,652

See Notes to Financial Statements.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Nature of Activities and Significant Accounting Policies

Nature of activities: Hills Bancorporation (the "Company") is a holding company engaged in the business of commercial banking. The Company's subsidiary is Hills Bank and Trust Company, Hills, Iowa (the "Bank"), which is wholly-owned. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona and Cedar Rapids, Iowa.

The Bank competes with other financial institutions and nonfinancial institutions providing similar financial products. Although the loan activity of the Bank is diversified with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans, the Bank's credit is concentrated in real estate loans.

Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain significant estimates: The allowance for loan losses, fair values of securities and other financial instruments, and stock-based compensation expense involves certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2001 may change in the near-term future and that the effect could be material to the consolidated financial statements.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment securities: Held-to-maturity securities consist solely of debt securities, which the Company has the positive intent and ability to hold to maturity and are stated at amortized cost.

Available-for-sale securities consist of debt securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. There were no trading securities as of December 31, 2001 and 2000.

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

Loans: Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses. Interest income is accrued on the unpaid balances as earned.

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

Loans are considered impaired when, based on current information and events, it is probable the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Interest income on impaired loans is recognized on the cash basis.

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

Transfers of financial assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Property and equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using primarily declining-balance methods over the estimated useful lives of 7-40 years for buildings and improvements and 3-10 years for furniture and equipment.

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

Intangible assets: Intangible assets consist principally of goodwill, which represents the excess of cost over fair value of net assets acquired in business combinations of two banks in 1996 accounted for under the purchase method. Goodwill is amortized on a straight-line basis over the estimated period to be benefited, 15 years. The carrying value of goodwill is reviewed periodically for impairment. Goodwill totaled $2,500,000 and $2,760,000, net of accumulated amortization of $1,398,000 and $1,137,000, respectively, as of December 31, 2001 and 2000, respectively, and is included in other assets.

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

Earnings per share: Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce the loss or increase the income per common share from continuing operations.

Following is a reconciliation of the denominator:

                                                           Year Ended December 31,
                                                     ------------------------------------
                                                        2001         2000        1999
                                                     ------------------------------------
Weighted average number of shares ................   $1,497,064   $1,495,906   $1,483,540
Potential number of dilutive shares ..............       12,432       12,875       11,784
Total shares to compute diluted earnings per share   $1,509,496   $1,508,781   $1,495,324

There are no potentially dilutive securities that have not been included in the determination of diluted shares.

Statement of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Bank, deposits and federal funds purchased and securities sold under agreements to repurchase are reported net.

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

   Cash and due from banks and federal funds sold: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate their fair values.

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

Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value. Note 2.

Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

                                                             Gross        Gross
                                    Amortized  Unrealized  Unrealized     Fair
                                       Cost      Gains      (Losses)      Value
                                    --------------------------------------------
                                                (Amounts In Thousands)

December 31, 2001:
  U. S. Treasury .................. $ 11,549    $    524    $     --    $ 12,073
  U. S. Government agencies and
    corporations ..................  119,308       3,887         (30)    123,165
  State and political subdivisions    34,658         544        (129)     35,073
                                    --------------------------------------------
        Total ..................... $165,515    $  4,955    $   (159)   $170,311
                                    ============================================

December 31, 2000:
  U. S. Treasury .................. $ 18,070    $    249    $     (1)   $ 18,318
  U. S. Government agencies and
    corporations ..................   94,439         720        (123)     95,036
  State and political subdivisions    24,152         331         (69)     24,414
                                    --------------------------------------------
        Total ..................... $136,661    $  1,300    $   (193)   $137,768
                                    ============================================

The amortized cost and fair value of debt securities held to maturity are as follows:

                                                               Gross      Gross
                                      Amortized  Unrealized  Unrealized   Fair
                                        Cost        Gains     (Losses)    Value
                                      ------------------------------------------
                                                 (Amounts In Thousands)

December 31, 2001:
  State and political subdivisions ... $11,840    $   306     $    --    $12,146
                                       =========================================

December 31, 2000:
  State and political subdivisions ... $15,509    $   168     $    (1)   $15,676
                                       =========================================

The contractual maturity distribution of investment securities as of December 31, 2001 is summarized as follows:

                                      Available For Sale     Held To Maturity
                                      ------------------------------------------
                                      Amortized    Fair     Amortized    Fair
                                        Cost       Value      Cost       Value
                                      ------------------------------------------
                                               (Amounts In Thousands)


Due in one year or less .............. $ 26,680   $ 27,193   $  3,053   $  3,090
Due after one year through five years   122,597    126,643      8,599      8,855
Due after five years through ten years   16,038     16,273        163        174
Due over ten years ...................      200        202         25         27
                                       -----------------------------------------
        Total ........................ $165,515   $170,311   $ 11,840   $ 12,146
                                       =========================================

As of December 31, 2001, investment securities with a carrying value of $44,782,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as required or permitted by law.

Net gains or losses from the sale of investment securities were as follows:

                                                     Year Ended December 31,
                                                  ------------------------------
                                                   2001       2000        1999
                                                  ------------------------------
                                                      (Amounts In Thousands)

Gross gains ...............................       $   --     $   --     $     4
Gross (losses) ............................           --         --        (319)
                                                  -----------------------------
        Net (losses) ......................       $   --     $   --     $  (315)
                                                  =============================

Note 3.  Loans

The composition of loans is as follows:

                                                             December 31,
                                                       -------------------------
                                                        2001              2000
                                                       -------------------------
                                                         (Amounts In Thousands)

Agricultural .................................         $ 34,304         $ 28,560
Commercial and financial .....................           44,363           37,832
Real estate:
  Construction ...............................           40,430           38,184
  Mortgage ...................................          538,832          499,010
Loans to individuals .........................           34,713           33,715
                                                       -------------------------
                                                        692,642          637,301
Less allowance for loan losses ...............            9,950           10,428
                                                       -------------------------
                                                       $682,692         $626,873
                                                       =========================

Changes in the allowance for loan losses are as follows:

                                                  Year Ended December 31,
                                           -------------------------------------
                                             2001          2000          1999
                                           -------------------------------------
                                                   (Amounts In Thousands)

Balance, beginning ...................     $ 10,428      $  9,750      $  8,856
  Provision charged to expenses ......          924           948           900
  Recoveries .........................        1,139           904           757
  Loans charged off ..................       (2,541)       (1,174)         (763)
                                           -------------------------------------
Balance, ending ......................     $  9,950      $ 10,428      $  9,750
                                           =====================================

Information about impaired loans as of and for the years ended December 31, 2001 and 2000 is as follows:

                                                                            2001      2000
                                                                        ----------------------
                                                                        (Amounts In Thousands)
Loans receivable for which there is a related allowance for loan losses    $ 4,417   $    --
Loans receivable for which there is no related allowance for loan losses     6,871    11,068
                                                                           -----------------
        Total impaired loans ...........................................   $11,288   $11,068
                                                                           =================

Related allowance for credit losses ....................................   $   897   $    --
Average balance ........................................................    11,200    10,409
Interest income recognized .............................................       962       977


Note 4.  Property and Equipment

The  major  classes  of  property  and  equipment  and  the  total   accumulated
depreciation are as follows:

                                                               December 31,
                                                         -----------------------
                                                          2001             2000
                                                         -----------------------
                                                         (Amounts In Thousands)

Land ...........................................         $ 3,715         $ 3,080
Buildings and improvements .....................          15,844          12,664
Furniture and equipment ........................          16,834          13,939
                                                         -----------------------
                                                          36,393          29,683
Less accumulated depreciation ..................          15,396          13,184
                                                         -----------------------
        Net ....................................         $20,997         $16,499
                                                         =======================

Note 5.  Interest-Bearing Deposits

A summary of these deposits is as follows:

                                                             December 31,
                                                      --------------------------
                                                        2001              2000
                                                      --------------------------
                                                        (Amounts In Thousands)

NOW and other demand .......................          $ 84,480          $ 70,980
Savings ....................................           175,900           161,603
Time, $100,000 and over ....................            55,517            46,653
Other time .................................           311,942           297,383
                                                      --------------------------
                                                      $627,839          $576,619
                                                      ==========================

Note 6.  Federal Home Loan Bank Borrowings

As of December 31, 2001 and 2000, the borrowings were as follows:

                                                       2001               2000
                                                      --------------------------
(Effective interest rates as of December 31, 2001)         (In Thousands)

Due 2005, 3.72% ............................          $  4,350          $ 10,000
Due 2006, 4.08% ............................            12,750              --
Due 2008, 5.22% to 6.00% ...................            50,000            40,100
Due 2009, 5.66% to 6.04% ...................            30,537            30,568
Due 2010, 5.77% to 6.61% ...................            40,000            40,000
                                                      --------------------------
                                                      $137,637          $120,668
                                                      ==========================

Approximately $120,000,000 of the borrowings are callable at various dates through 2005.

The borrowings are collateralized by 1-4 family mortgage loans with an aggregate face amount of $165,165,000. As of December 31, 2001, the Company held Federal Home Loan Bank stock with a cost of $7,809,000.

Note 7.  Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions. The Company's contribution to the ESOP totaled $79,000, $70,000 and $64,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity. As of December 31, 2001, 148,713 shares held by the ESOP, at a fair value of $82 per share, had been reclassified from stockholders' equity to liabilities.

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $636,000, $562,000 and $509,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has a Stock Option and Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or stock awards. Under the plan, the aggregate number of options and shares granted cannot exceed 66,000 shares. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Directors may exercise options immediately and officers' rights under the plan vest over a five-year period from the date of the grant. No compensation expense has been charged to expense using the intrinsic value based method as prescribed by APB No. 25. Had compensation expense been determined based on the grant date fair values of the awards, as prescribed by SFAS No. 123, reported net income and earnings per share would have been as follows:

                                                  Years Ended December 31,
                                            ------------------------------------
                                               2001         2000          1999
                                            ------------------------------------

Pro forma net income (in thousands) ....    $   10,131    $   9,361    $   8,461
Pro forma earnings per share:
  Basic ................................          6.77         6.26         5.70
  Diluted ..............................          6.71         6.21         5.66

The fair value of each grant is established at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001 grants: Dividend rate 2.19%; risk-free interest rate of 4.40% and an expected life of 10 years. There were no grants in 2000 or 1999.

                                                                        Weighted
                                                                        Average
                                                     Number             Exercise
                                                    Of Shares            Price
                                                    ----------------------------

Balance, December 31, 1999 ...................        20,462           $   27.15
  Exercised ..................................            --                  --
                                                     ---------------------------
Balance, December 31, 2000 ...................        20,462               27.15
  Granted* ...................................        10,400               77.00
  Exercised ..................................        (1,683)              26.17
                                                     ---------------------------
Balance, December 31, 2001 ...................        29,179           $   44.98
                                                     ===========================

* The weighted average fair value of these options was $15 per share.

Other pertinent information related to the options outstanding at December 31, 2001 is as follows:

                                                   Remaining
 Exercise          Number        Contractual         Number
   Price        Outstanding          Life          Exercisable
--------------------------------------------------------------

 $ 25.33           12,330         15 Months          12,330
   26.17            4,394         18 Months           4,394
   41.00            2,055         63 Months           2,055
   77.00           10,400         113 months              -
                   ------                            ------
                   29,179                            18,779
                   ======                            ======

As of December 31, 2001, 55,600 options were available for future grants.

The committee is also authorized to grant awards of common stock, and if authorized the issuance of 1,550, none and 1,587 shares of common stock to a group of employees in 2001, 2000 and 1999, respectively.

Note 8.  Income Taxes

Income taxes for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                        2001            2000             1999
                                       -----------------------------------------
                                                (Amounts In Thousands)
Current:
  Federal ....................         $ 3,819         $ 3,648          $ 3,707
  State ......................             747             726              710
Deferred .....................              47            (315)            (847)
                                       -----------------------------------------
                                       $ 4,613         $ 4,059          $ 3,570
                                       =========================================

Deferred income tax liabilities and assets arose from the following temporary differences:
                                                             December 31,
                                                      --------------------------
                                                       2001      2000      1999
                                                      --------------------------
                                                        (Amounts In Thousands)
Deferred income tax assets:
  Allowance for loan losses ......................    $3,693    $3,860    $3,597
  Unrealized losses on investment securities .....        --        --       574
  Deferred compensation ..........................       530       433       311
  Certain accrued expenses .......................       276       198       190
  Other ..........................................        91        90       112
                                                      --------------------------
        Gross deferred tax assets ................     4,590     4,581     4,784
                                                      --------------------------
Deferred income tax liabilities:
  Property and equipment .........................       773       750       700
  FHLB dividends .................................       130       130       130
  Unrealized gains on investment securities ......     1,775       409        --
  Other ..........................................        39         6        --
                                                      --------------------------
        Gross deferred tax liabilities ...........     2,717     1,295       830
                                                      --------------------------
        Net deferred income tax asset ............    $1,873    $3,286    $3,954
                                                      ==========================

The net change in the deferred income taxes for the years ended December 31, 2001, 2000 and 1999 is reflected in the financial statements as follows:

                                                    Year Ended December 31,
                                               ---------------------------------
                                                2001        2000          1999
                                               ---------------------------------
                                                    (Amounts In Thousands)

Statement of income ......................     $    47     $  (315)     $  (847)
Statement of stockholders' equity ........       1,366         983       (1,269)
                                               ---------------------------------
                                               $ 1,413     $   668      $(2,116)
                                               =================================

The income tax provisions for the years ended December 31, 2001, 2000 and 1999 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

                                 2001               2000                 1999
                                 % Of               % Of                 % Of
                                Pretax             Pretax               Pretax
                       Amount   Income    Amount   Income   Amount      Income
                      --------------------------------------------------------
                                        (Amounts In Thousands)

Expected provision    $ 5,165    35.0%   $ 4,699    35.0%   $ 4,213     35.0%
Tax-exempt interest      (745)   (5.0)      (712)   (5.3)      (647)    (5.3)
Interest expense
  limitation ......       143     1.0        111     1.0        120      1.0
State income taxes,
  net of federal
  income tax
  benefit .........       493     3.3        479     3.6        468      3.9
Income tax credits       (345)   (2.3)      (345)   (2.6)      (345)    (2.9)
Other .............       (98)   (0.7)      (173)   (1.3)      (239)    (2.0)
                      -------------------------------------------------------
                      $ 4,613    31.3%   $ 4,059    30.4%   $ 3,570     29.7%
                      =======================================================

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

The actual amounts and capital ratios as of December 31, 2001, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

                                                                             To Be Well
                                                             For Capital  Capitalized Under
                                                              Adequacy    Prompt Corrective
                                         Actual               Purposes    Action Provisions
                                         --------------------------------------------------
                                          Amount     Ratio      Ratio           Ratio
                                        ---------------------------------------------------
As of December 31, 2001:
  Company:
    Total risk based capital .......     $92,725     14.72%     8.00%          10.00%
    Tier 1 risk based capital ......      84,827     13.47      4.00            6.00
    Leverage ratio .................                  8.86      3.00            5.00
  Bank:
    Total risk based capital .......      89,690     14.34      8.00           10.00
    Tier 1 risk based capital ......      82,103     13.09      4.00            6.00
    Leverage ratio .................                  8.71      3.00            5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings of $7,015,000 as of December 31, 2001 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $11,998,000 and $9,662,000 as of December 31, 2001 and 2000, respectively.

Note 10.  Related Party Transactions

Certain directors of the Company and the Bank and companies with which the directors are affiliated and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2001 and 2000:

                                                     Year Ended December 31,
                                                   -----------------------------
                                                     2001                2000
                                                   -----------------------------
                                                      (Amounts In Thousands)

Balance, beginning .....................           $ 13,297            $ 10,733
  Advances .............................             15,445               8,725
  Collections ..........................             (4,302)             (6,161)
                                                   -----------------------------
Balance, ending ........................           $ 24,440            $ 13,297
                                                   =============================

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Note 11.  Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 are as follows:

                                                                        2001                 2000
                                                                 --------------------  --------------------
                                                                 Carrying  Estimated   Carrying  Estimated
                                                                  Amount   Fair Value   Amount   Fair Value
                                                                 ------------------------------------------
                                                                           (Amounts In Thousands)
Cash and due from banks ......................................   $ 37,070   $ 37,070   $ 25,669   $ 25,669
Federal funds sold ...........................................     29,428     29,428     28,065     28,065
Investment securities ........................................    189,960    190,266    161,066    161,233
Loans ........................................................    682,692    679,337    626,873    624,450
Accrued interest receivable ..................................      7,257      7,257      7,522      7,522
Deposits .....................................................    720,018    728,943    652,706    659,327
Federal funds purchased and securities
  sold under agreements to repurchase ........................     22,409     22,409     16,561     16,561
Borrowings from Federal Home Loan
  Bank .......................................................    137,637    137,371    120,668    121,325
Accrued interest payable .....................................      2,683      2,683      2,865      2,865

                                                                Face Amount           Face Amount
                                                                -----------           -----------

Off-balance sheet instruments:
  Loan commitments ...........................................   $117,609   $     --   $ 91,060   $     --
  Letters of credit ..........................................     12,569         --     10,993         --

Note 12.  Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

                          CONDENSED BALANCE SHEETS
                         December 31, 2001 and 2000
                           (Amounts In Thousands)

ASSETS                                                         2001        2000
--------------------------------------------------------------------------------

Cash ...................................................     $ 1,655     $ 1,583
Investment securities available for sale ...............         520         499
Investment in subsidiary bank ..........................      87,837      77,711
Other assets ...........................................         572         529
                                                             -------------------
        Total assets ...................................     $90,584     $80,322
                                                             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Liabilities ............................................     $   235     $   248
                                                             -------------------
Redeemable common stock held by ESOP ...................      12,194      11,550
                                                             -------------------
Stockholders' equity:
  Capital stock ........................................      10,397      10,197
  Retained earnings ....................................      76,931      69,179
  Accumulated other comprehensive income ...............       3,021         698
                                                             -------------------
                                                              90,349      80,074
Less maximum cash obligation related to ESOP shares ....      12,194      11,550
                                                             -------------------
        Total stockholders' equity .....................      78,155      68,524
                                                             -------------------
        Total liabilities and stockholders' equity .....     $90,584     $80,322
                                                             ===================

                CONDENSED STATEMENTS OF INCOME
         Years Ended December 31, 2001, 2000 and 1999
                    (Amounts In Thousands)

                                                 2001        2000        1999
                                               ---------------------------------

Interest on investment securities ...........  $     32    $     30    $     16
Dividends received from subsidiary ..........     2,392       2,170       1,911
Other expenses ..............................      (112)       (119)       (121)
                                               ---------------------------------
        Income before income taxes and equity
        in subsidiary's undistributed income      2,312       2,081       1,806
Income tax benefit ..........................        29          43          37
                                               ---------------------------------
                                                  2,341       2,124       1,843
Equity in subsidiary's undistributed income .     7,803       7,242       6,623
                                               ---------------------------------
        Net income ..........................  $ 10,144    $  9,366    $  8,466
                                               =================================

               CONDENSED STATEMENTS OF CASH FLOWS
          Years Ended December 31, 2001, 2000 and 1999
                     (Amounts In Thousands)

                                                        2001        2000        1999
                                                      --------------------------------
Cash flows from operating activities:
  Net income ......................................   $ 10,144    $  9,366    $  8,466
  Noncash items included in net income:
    Undistributed earnings of subsidiary ..........     (7,803)     (7,242)     (6,623)
    (Increase) decrease in other assets ...........        (43)        304        (180)
    Increase (decrease) in liabilities ............        (13)        (76)         90
                                                      --------------------------------
        Net cash provided by operating activities .      2,285       2,352       1,753
                                                      --------------------------------

Cash flows from investing activities:
  Proceeds from maturities of investment securities        250          --         303
  Purchase of investment securities ...............       (271)         --        (499)
                                                      --------------------------------
        Net cash (used in) investing activities ...        (21)         --        (196)
                                                      --------------------------------

Cash flows from financing activities:
  Stock issued (redeemed) .........................        157         (23)        744
  Income tax benefits related to stock based
    compensation ..................................         43           6         330
  Dividends paid ..................................     (2,392)     (2,171)     (1,910)
                                                      --------------------------------
        Net cash (used in) financing activities ...     (2,192)     (2,188)       (836)
                                                      --------------------------------
        Increase in cash ..........................         72         164         721
Cash balance:
  Beginning .......................................      1,583       1,419         698
                                                      --------------------------------
  Ending ..........................................   $  1,655    $  1,583    $  1,419
                                                      ================================

Note 13. Commitments and Contingencies

Concentrations of credit risk: The Bank's loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $17,417,000. The concentrations of credit by type of loan are set forth in Note
3. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson County, Iowa.

Contingencies: In the normal course of business, the Company and Bank are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying financial statements.

Financial instruments with off-balance sheet risk: The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit card participations and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank's commitments at December 31, 2001 and 2000 is as follows:

                                                              2001      2000
                                                          ----------------------
                                                          (Amounts In Thousands)
Firm loan commitments and unused portion of lines
  of credit:
  Home equity loans ...................................     $ 5,819   $ 4,693
  Credit card participations ..........................      14,050    12,639
  Commercial, real estate and home construction .......      44,880    33,562
  Commercial lines ....................................      52,860    40,166
Outstanding letters of credit .........................      12,569    10,993

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

Outstanding letters of credit are the conditional commitments issued by the Bank to guarantee the performance of a customer to a third party and collateralize the customer's borrowing arrangement with other creditors. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems it necessary.

Note 14. Quarterly Results of Operations (unaudited, in thousands, except per share amounts)

                                                 Quarter Ended
                                 -----------------------------------------------
                                  March     June    September December    Year
                                 -----------------------------------------------
2001:
  Total interest income ......   $15,752   $15,931   $16,032   $16,003   $63,718
  Net interest income after
    provisions for loan losses     6,527     6,923     7,298     7,611    28,359
  Net income .................     2,307     2,534     2,680     2,623    10,144
  Basic earnings per share ...      1.54      1.69      1.79      1.76      6.78
  Diluted earnings per share .      1.53      1.68      1.77      1.74      6.72

2000:
  Total interest income ......   $14,059   $14,651   $15,300   $15,982   $59,992
  Net interest income after
    provisions for loan losses     6,294     6,496     6,511     6,679    25,980
  Net income .................     2,204     2,399     2,336     2,427     9,366
  Basic earnings per share ...      1.47      1.60      1.56      1.63      6.26
  Diluted earnings per share .      1.46      1.59      1.55      1.61      6.21

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

                                                                                                        Year First
                                                                                                         Elected
                                         Position With Registrant Or Bank And                           Officer Of
                                         Principal Occupation And Employment                            Registrant
         Name         Age                    During The Past Five Years                                   (Bank)
-------------------------------------------------------------------------------------------------------------------
Dwight O. Seegmiller  49    Director of Registrant and Bank; President, Registrant and Bank             1986 (1975)

Willis M. Bywater     63    Director of Registrant and Bank; Chairman of the Board, Bank;               1997
                            Vice President of the Registrant; Executive Officer and Shareholder
                            of Economy Advertising Company

James G. Pratt        53    Treasurer of Registrant; Senior Vice President from January 1986            1985 (1982)
                            to present

Thomas J. Cilek       55    Secretary of Registrant; Senior Vice President of Bank from                 1988 (1986)
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

         Independent auditor's report on the financial statements Consolidated balance sheets as of December 31, 2001 and 2000 Consolidated statements of income for the years ended
           December 31, 2001, 2000 and 1999
         Consolidated statements of comprehensive income for the
           years ended December 31, 2001, 2000 and 1999
         Consolidated statements of stockholders' equity for the years ended December 31, 2001, 2000 and 1999
         Consolidated statements of cash flows for the years ended
           December 31, 2001, 2000 and 1999
         Notes to financial statements

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

         Exhibit  10(d) - Material  contract  (2000 Stock  Option and  Incentive
         Plan) filed as Exhibit 10(d) in Form 10-K for the year ended December 31, 2000 is incorporated by reference.

         Exhibit 11 - Statement Re Computation of Basic and Diluted Earnings Per Share is attached on Page 73.

         Exhibit 21 - Subsidiaries of the Registrant is attached on Page 74.

         Exhibit 23 - Consent of Accountants is attached on Page 75.

(b)      Reports on Form 8-K:

         The Registrant filed no reports on Form 8-K for the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HILLS BANCORPORATION

Date  March 25, 2002                     By  /s/ Dwight O. Seegmiller
      ---------------------------            -----------------------------------
                                             Dwight O. Seegmiller, Director
                                             and President

Date  March 25, 2002                     By  /s/ James G. Pratt
      ---------------------------            -----------------------------------
                                             James G. Pratt, Treasurer and Chief
                                             Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date  March 25, 2002                     By  /s/ Willis M. Bywater
      ----------------------------           -----------------------------------
                                             Willis M. Bywater, Director


Date  March 25, 2002                     By  /s/ Thomas J. Gill
      ----------------------------           -----------------------------------
                                             Thomas J. Gill, Director


Date  March 25, 2002                     By  /s/ Donald H. Gringer
     ----------------------------            -----------------------------------
                                             Donald H. Gringer, Director


Date  March 25, 2002                     By  /s/ Michael E. Hodge
      ---------------------------            -----------------------------------
                                             Michael E. Hodge, Director


Date  March 25, 2002                     By  /s/ Richard W. Oberman
      ---------------------------            -----------------------------------
                                             Richard W. Oberman, Director


Date  March 25, 2002                     By  /s/ Theodore H. Pacha
      ---------------------------           -----------------------------------
                                             Theodore H. Pacha, Director


Date  March 25, 2002                     By  /s/ Ann M. Rhodes
      ----------------------------          -----------------------------------
                                             Ann M. Rhodes, Director


Date  March 25, 2002                     By  /s/ Ronald E. Stutsman
      -----------------------------         -----------------------------------
                                             Ronald E. Stutsman, Director


Date  March 25, 2002                     By  /s/ Sheldon E. Yoder
      ----------------------------         -----------------------------------
                                             Sheldon E. Yoder, Director

                              HILLS BANCORPORATION

                       ANNUAL REPORT ON FORM 10-K FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 2001

                                  EXHIBIT INDEX

                                                                                        Page Number
                                                                                     In The Sequential
  Exhibit                                                                             Numbering System
  Number                          Description                                        For 2001 Form 10-K
-------------------------------------------------------------------------------------------------------
    11      Statement Re Computation of Basic and Diluted Earnings Per Share

    21      Subsidiary of the Registrant

    23      Consent of Independent Certified Public Accountants