Form 10-Q
period 2002-03-31
HILLS BANCORPORATION
filed 2002-05-14
CIK 732417

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

                  For the quarterly period ended March 31, 2002

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

                                                              SHARES OUTSTANDING
          CLASS                                               At April 30, 2002
--------------------------------------------------------------------------------
Common Stock, no par value                                         1,498,558

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.        Financial Statements

               Consolidated balance sheets, March 31, 2002
                 (unaudited) and December 31, 2001                             3
               Consolidated statements of income, (unaudited)
                 for three months ended March 31, 2002 and 2001                4
               Consolidated statements of comprehensive income,
                 (unaudited) for three months ended March 31,
                 2002 and 2001.                                                5
               Consolidated statements of stockholders' equity,
                 (unaudited) for three months ended March 31, 2002
                 and 2001                                                      6
               Consolidated statements of cash flows (unaudited)
                 for three months ended March 31, 2002 and 2001                7
               Notes to consolidated financial statements                  8 - 9

Item 2.        Management's discussion and analysis of financial
                 condition and results of operations                     10 - 12

Item 3.        Quantitative and Qualitative Disclosures About
                 Market Risk                                                  12


                                    Part II

                                OTHER INFORMATION

Item 1.        Legal proceedings                                              13

Item 2.        Changes in securities                                          13

Item 3.        Defaults upon senior securities                                13

Item 4.        Submission of matters to vote of security holders              13

Item 5.        Other information                                              13

Item 6.        Exhibits and reports on Form 8-K                               13

COMPUTATION OF EARNINGS PER SHARE

SIGNATURES                                                                    14

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                         March 31,
                                                           2002     December 31,
                                                         Unaudited     2001*
                                                        ------------------------
ASSETS
Cash and due from banks ..............................   $   28,881   $   37,070
Investment securities:
   Available for sale (amortized cost
     March 31, 2002 $174,789;
     December 31, 2001 $165,515) .....................      178,249      170,311
   Held to maturity (fair value
     March 31, 2002 $11,589;
     December 31, 2001 $12,146) ......................       11,297       11,840
   Stock of Federal Home Loan Bank ...................        7,809        7,809
Federal funds sold ...................................       55,985       29,428
Loans, net ...........................................      709,016      682,692
Property and equipment, net ..........................       21,543       20,997
Accrued interest receivable ..........................        7,367        7,257
Deferred income taxes, net ...........................        2,279        1,873
Other assets .........................................        7,546        6,828
                                                         -----------------------
                                                         $1,029,972   $  976,105
                                                         =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits .........................   $   90,202   $   92,179
Interest-bearing deposits ............................      687,784      627,839
                                                         -----------------------
   Total deposits ....................................   $  777,986   $  720,018
Federal funds purchased and securities
   sold under agreements to repurchase ...............       17,541       22,409
Federal Home Loan Bank notes .........................      137,637      137,637
Accrued interest payable .............................        2,663        2,683
Other liabilities ....................................        4,637        3,009
                                                         -----------------------
                                                         $  940,464   $  885,756
                                                         -----------------------
REDEEMABLE COMMON STOCK HELD BY EMPLOYEE STOCK
  OWNERSHIP PLAN (ESOP) ..............................   $   11,897   $   12,194
                                                         -----------------------
STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued March 31, 2002 - 1,498,558 shares;
   December 31, 2001 - 1,498,558 shares ..............   $   10,397   $   10,397
Retained earnings ....................................       76,932       76,931
Accumulated other comprehensive income,
   unrealized gains  on investment securities, net ...        2,179        3,021
                                                         -----------------------
                                                         $   89,508   $   90,349
Less maximum cash obligation related to
   ESOP shares .......................................       11,897       12,194
                                                         -----------------------
                                                         $   77,611   $   78,155
                                                         -----------------------
                                                         $1,029,972   $  976,105
                                                         =======================

* Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2002 and 2001
                      (In Thousands, Except Per Share Data)

                                                            2002          2001
                                                           ---------------------
Interest Income:
   Interest and fees on loans ......................       $12,927       $12,994
   Interest on investment securities:
     Taxable .......................................         1,917         1,788
     Non-taxable ...................................           516           457
   Interest on federal funds sold ..................           161           513
                                                           ---------------------
   Total interest income ...........................       $15,521       $15,752
                                                           ---------------------

Interest Expense:
   Interest on deposits ............................       $ 5,951       $ 7,070
   Interest on securities sold under
   Interest on FHLB borrowings .....................         1,916         1,747
                                                           ---------------------
   Total interest expense ..........................       $ 7,990       $ 9,000
                                                           ---------------------
   Net interest income .............................       $ 7,531       $ 6,752
                                                           ---------------------

Provision for loan losses ..........................           236           225
                                                           ---------------------

   Net interest income after provision

Other income:
   Loan origination fees ...........................       $   377       $   146
   Trust fees ......................................           619           594
   Deposit account charges and fees ................           730           710



    Salaries and employee benefits .................       $ 3,277       $ 2,783
   Occupancy .......................................           417           439
   Furniture and equipment .........................           717           608
   Office supplies and postage .....................           281           282
   Other operating .................................         1,189         1,139
                                                           ---------------------
                                                           $ 5,881       $ 5,251
                                                           ---------------------
   Income before income taxes ......................       $ 3,811       $ 3,339
                                                           ---------------------

Federal and state income taxes .....................         1,188         1,032
                                                           ---------------------

   Net income ......................................       $ 2,623       $ 2,307
                                                           =====================

Earnings per common share:
     Basic .........................................       $  1.75       $  1.54
     Diluted .......................................          1.74          1.53

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2002 and 2001
                      (In Thousands, Except Per Share Data)

                                                             2002       2001
                                                           ------------------
Net Income .............................................   $ 2,623    $ 2,307
                                                           ------------------

Other comprehensive income (loss):

   Unrealized gains (losses) on debt securities ........    (1,336)     2,342
   Income tax effect of unrealized gains (losses) ......       494       (866)
                                                           ------------------
                                                           $  (842)   $ 1,476
                                                           ------------------
   Comprehensive Income ................................   $ 1,781    $ 3,783
                                                           ==================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2002 and 2001
                      (In Thousands, Except Per Share Data)

                                                                           Less
                                                                          Maximum
                                                           Accumulated     Cash
                                                             Other       Obligation
                                     Capital    Retained  Comprehensive   To ESOP
                                      Stock     Earnings     Income       Shares      Total
                                     --------------------------------------------------------

Balance, December 31, 2001 $ .....   $10,397    $76,931      $3,021      $(12,194)   $ 78,155
  Net income .....................       - -      2,623         - -           - -       2,623
  Change related to ESOP shares ..       - -        - -         - -           297         297
  Cash dividends ($1.75 per share)       - -     (2,622)        - -           - -      (2,622)
  Other comprehensive (loss) .....       - -        - -        (842)          - -        (842)
                                     --------------------------------------------------------
 Balance, March 31, 2002 .........   $10,397    $76,932      $2,179      $(11,897)   $ 77,611
                                     ========================================================


Balance, December 31, 2000 .......   $10,197    $69,179      $  698      $(11,550)   $ 68,524
  Net income .....................       - -      2,307         - -           - -       2,307
  Cash dividends ($1.60 per share)       - -     (2,393)        - -           - -      (2,393)
  Other comprehensive income .....       - -        - -       1,476           - -       1,476
                                     --------------------------------------------------------
Balance, March 31, 2001 ..........   $10,197    $69,093      $2,174      $(11,550)   $ 69,914
                                     ========================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                 (In Thousands)

                                                                                      2002      2001
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  2,623    $  2,307
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        570         482
    Provision for loan losses ..................................................        236         225
    Deferred income taxes ......................................................         88         178
    (Increase) decrease in accrued interest receivable .........................       (110)        140
    Amortization of bond discount ..............................................         68          19
    (Increase) in other assets .................................................       (760)       (169)
    Amortization of intangibles ................................................         42          85
    Increase in accrued interest and other liabilities .........................      1,608         985
                                                                                   --------------------
       Net cash provided by operating activities ...............................   $  4,365    $  4,252
                                                                                   --------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 11,776    $ 18,747
    Held to maturity ...........................................................        544         293
Purchase of investment securities available for sale ...........................    (21,119)    (36,266)
Federal funds sold, net ........................................................    (26,557)      6,280
Loans made to customers, net of collections ....................................    (26,560)     (1,288)
Purchases of property and equipment ............................................     (1,116)     (1,932)
                                                                                   --------------------
    Net cash (used in) investing activities ....................................   $(63,032)   $(14,166)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .......................................................   $ 57,968    $ 10,331
Net  (decrease) in fed funds purchased and
    securities sold under agreements to repurchase .............................     (4,868)     (1,385)
Dividends paid .................................................................     (2,622)     (2,393)
                                                                                   --------------------
    Net cash provided by financing activities ..................................   $ 50,478    $  6,553
                                                                                   --------------------
    (Decrease) in cash and due from banks ......................................   $ (8,189)   $ (3,361)

CASH AND DUE FROM BANKS
    Beginning ..................................................................     37,070      25,669
                                                                                   --------------------
    Ending .....................................................................   $ 28,881    $ 22,308
                                                                                   ====================

SUPPLEMENTAL DISCLOSURES Cash payments for:
  Interest paid to depositors and others .......................................   $  5,971    $  7,113
    Interest paid on other obligations .........................................      2,039       1,930
  Non-cash financing transaction,
    decrease in maximum cash obligation related
    to ESOP shares .............................................................       (297)         --

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

In reviewing these financial statements, reference should be made to the Notes to Financial Statements contained in the Financial Statements for the year ended December 31, 2001.

There were no changes in accounting policies which had a significant effect on the interim consolidated financial statements for the periods presented except as disclosed in Note 4 to the financial statements.

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

Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                             (In thousands)
                                                                March 31
                                                       -------------------------
                                                         2002             2001
                                                       -------------------------

Agricultural .................................         $ 33,111         $ 30,441
Commercial and financial .....................           39,966           36,572
Real estate, construction ....................           38,103           39,548
Real estate, mortgage ........................          575,616          499,578
Loans to individuals .........................           32,485           32,129
                                                       -------------------------
                                                       $719,281         $638,268
Less allowance for loan losses ...............           10,265           10,332
                                                       -------------------------
                                                       $709,016         $627,936
                                                       =========================

Transactions in the allowance for loan losses are as follows:

                                                            (In thousands)
                                                             Three Months
                                                            Ended March 31
                                                      -------------------------
                                                         2002             2001
                                                      -------------------------

Balance, beginning ..........................         $  9,950         $ 10,428
  Provision charged to expense ..............              236              225
  Net recoveries (charge-offs) ..............               79             (321)
                                                      -------------------------
Balance, ending .............................         $ 10,265         $ 10,332
                                                      =========================

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:
                                                               (In thousands)
                                                                  March 31
                                                           ---------------------
                                                             2002          2001
                                                           ---------------------

Non-accrual ........................................       $   756       $   618
Accruing loans, past due 90 days or more ...........         3,406         3,019
Restructured loan ..................................           - -           - -
Impaired loans .....................................       $12,033        12,858


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

Note 4. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets." Statement 141 eliminated the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. The provisions of the Statements were implemented effective January 1, 2002. The amortization of goodwill with an indefinite life was suspended on January 1, 2002.. Annual goodwill amortization for 2002 is expected to be approximately $170,000 less than in 2001.

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

Recent Activities

Hills Bank and Trust Company opened its eleventh office on April 1, 2002. The full service banking office in Cedar Rapids is located at 3610 Williams Blvd. SW and is the second location in Cedar Rapids. The new 7,200 square foot one story building has three drive-up lanes and a drive-up ATM.

Hills Bancorporation achieved a new milestone as of March 31, 2002 as total assets exceeded one billion dollars. Total assets are $1.03 billion at the quarter endied March 31, 2002 compared to $887.1 million one year ago at March 31, 2001. The growth in assets for the quarter ended March 31, 2002 was $53.9 million and was funded by an increase in deposits of $58.0 million. Approximately $28 million of the deposit growth was temporary as it was in public funds, which are not considered long-term core deposits.

Financial Position

Net loan growth from March 2001 to March 2002 was $81.1 million, with over $26 million of the net loans coming in the first quarter of 2002 as interest rates remain at favorable rates for borrowers. Loan growth was primarily in real estate loans as in prior years including 1-4 family home loans. The growth in loans and investment securities was funded principally by an increase in total deposits and securities sold under agreements to repurchase. In addition, the Bank borrowed additional advances from the Federal Home Loan Bank of $17.0 million since March 2001.

Due to the continued loan demand and challenges for funding sources, asset-liability management continues to be very important. The asset-liability process encompasses both the management of interest rate sensitivity and the maintenance of adequate liquidity. Interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements. Liquidity management involves planning to meet anticipated funding needs. Management monitors the rate sensitivity and liquidity positions on an on-going basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns. The Company believes it will be able to maintain sufficient liquidity.

Dividends and Equity

In January 2002, Hills Bancorporation paid a dividend of $2,622,000 or $1.75 per share, a 9.38% increase from the $1.60 paid in January 2001. After payment of the dividend and adjustment for accumulated other comprehensive income, stockholders' equity as of March 31, 2002 totaled $77,611,000. The total stockholders' equity of Hills Bancorporation as of March 31, 2002, before the reduction for the ESOP shares, totaled 8.69% of total assets. Under risk-based capital rules, the total risk based capital is 12.72% of risk adjusted assets, and substantially in excess of required minimums.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 17.3% of the Company's total assets at March 31, 2002.

Net cash provided from Company operations is another primary source of liquidity. For the three months ended March 31, 2002 and 2001, net cash provided by operating activities was $4,365,000 and $4,252,000, respectively. The Company's trend of increasing cash flows from operations is expected to continue in the foreseeable future due to the Company's growth.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of March 31, 2002, the Company had advances of $137,637,000 from the FHLB of Des Moines. These advances were used as a means of providing both long and short-term, fixed-rated funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $112 million at March 31, 2002.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at March 31, 2002.

Results of Operations

Net income was $2,623,000 and $2,307,000 for the three months ending March 31, 2002 and 2001, respectively. This is an increase of $316,000 or 13.70%. The increase is due to a $779,000 increase in net interest income and an increase in other income of $334,000. The increase in net interest income is due primarily to average earning assets for the first quarter of 2002 being approximately $96.0 million higher than the balances in 2001 for the three months ending March 31, 2001. Due to lower secondary market interest rates, loan origination fees were up for the current year by $231,000 to $377,000. This increase was the result of the large number of loans sold in the first quarter of 2002 compared to one year ago. All other income increase $103,000 or 5.31%.

The Bank's primary trade territory is Johnson County, Iowa. Due to the large employment in the county by the University of Iowa and the University of Iowa Hospitals and Clinics and the dependency on funding by the State of Iowa, which is experiencing decreasing tax revenue, the Bank continues to monitor loan delinquencies and other indicators of loan problems. The quality of the Bank's loans has continued to be very high because the portfolio is concentrated in well collateralized real estate loans.

Other expenses increased from $5,251,000 for the three months ended March 31, 2001 to $5,881,000 for the first quarter of 2002, or $630,000. Salary and employee benefits accounted for $494,000 of the increase as new staff was added in the last year for the new Eastside office in Iowa City, the expansion of the Coralville and Downtown Cedar Rapids offices and the addition of the new office in Cedar Rapids that opened on April 1, 2002. In addition to these new positions both operations and other retail banking departments added needed staff. In total full time equivalent positions in the last year increased by thirty. Also normal salary adjustments in January, 2002 resulted in increased salary expense. All other expenses for the first quarter of 2002 were $2,604,000 compared to $2,468,000. The increase of $136,000 was 5.51% and was primarily in a $109,000 increase in furniture and equipment costs which includes depreciation expense. The increase is due to increased equipment purchases over the last two years.

Earnings per share, both basic and diluted, increased for the quarter ended March 31, 2002 compared to 2001. For the period ended March 31, 2002 basic and diluted earnings per share were $1.75 and $1.74 in comparison to $1.54 and $1.53 for the quarter ended March 31, 2001.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to-date in 2002 changed significantly when compared to 2001.

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

To improve net interest income and lessen interest rate risk, management continues its strategy of de-emphasizing fixed-rate portfolio residential real estate loans with long repricing periods. The Company continues to focus on reducing interest rate risk by emphasizing growth in variable-rate consumer and commercial loans. Other actions include the use of fixed-rate Federal Home Loan Bank (FHLB) advances as alternatives to certificates of deposit, and active management of the available for sale investment securities portfolio to provide for cash flows that will facilitate interest rate risk management.

The highly competitive banking environment in Iowa also greatly impacts the Company's net interest margin. The effect of competition on net interest income is difficult to predict.

                                 PART I, ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES

                                ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of the Company's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committee at the bank. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to date in 2002 changed significantly when compared to 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit

              See exhibit II - Statement Re Computation of Earnings Per Common Share

         (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     HILLS BANCORPORATION
                                    (Registrant)


   5/14/2001                         /s/ Dwight O. Seegmiller
---------------------------          -------------------------------------------
Date                                 Dwight O. Seegmiller, President

                                     (Duly authorized officer of the registrant)


  5/14/2001                          /s/ James G. Pratt
---------------------------          -------------------------------------------
Date                                 James G. Pratt, Treasurer
                                     (Principal Financial Officer)