Form 10-Q
period 2002-06-30
HILLS BANCORPORATION
filed 2002-08-14
CIK 732417

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

                  For the quarterly period ended June 30, 2002


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

                                                              SHARES OUTSTANDING
          CLASS                                                At July 31, 2002
--------------------------------------------------------------------------------
Common Stock, no par value                                         1,498,558

Item 1.  Financial Statements

         Consolidated balance sheets, June 30, 2002 (unaudited)
           and December 31, 2001                                               3
         Consolidated statements of income, (unaudited) for the
           three and six months ended June 30, 2002 and 2001                   4
         Consolidated statements of comprehensive income, (unaudited)
           for three and six months ended June 30, 2002 and 2001               5
         Consolidated statements of stockholders' equity, (unaudited)
           for three and six months ended June 30, 2002 and 2001               6
         Consolidated statements of cash flows (unaudited) for six
           months ended June 30, 2002 and 2001                                 7
         Notes to consolidated financial statements                        8 - 9

Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                       10 - 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           13


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal proceedings                                                    14

Item 2.  Changes in securities                                                14

Item 3.  Defaults upon senior securities                                      14

Item 4.  Submission of matters to vote of security holders                    14

Item 5.  Other information                                                    14

Item 6.  Exhibits and reports on Form 8-K                                     14

Exhibit 11.  Computation of earnings per share

Exhibit 99.  Certification of 10-Q filing

Signatures

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                         June 30,
                                                          2002      December 31,
                                                        Unaudited       2001*
                                                        ------------------------

ASSETS
Cash and due from banks .............................   $   26,951   $   37,070
Investment securities:
   Available for sale (amortized cost
     June 30, 2002 $188,498;
     December 31, 2001 $165,515) ....................      194,348      170,311
   Held to maturity (fair value
     June 30, 2002 $9,255;
     December 31, 2001 $12,146) .....................        8,940       11,840
   Stock of Federal Home Loan Bank ..................        8,382        7,809
Federal funds sold ..................................       23,648       29,428
Loans, net ..........................................      738,110      682,692
Property and equipment, net .........................       21,627       20,997
Accrued interest receivable .........................        7,495        7,257
Deferred income taxes, net ..........................        1,395        1,873
Other assets ........................................        7,319        6,828
                                                        -----------------------
                                                        $1,038,215   $  976,105
                                                        =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits ........................   $   92,503   $   92,179
Interest-bearing deposits ...........................      658,071      627,839
                                                        -----------------------
   Total deposits ...................................   $  750,574   $  720,018
Federal funds purchased and securities
   sold under agreements to repurchase ..............       20,237       22,409
Federal Home Loan Bank notes ........................      167,637      137,637
Accrued interest payable ............................        2,510        2,683
Other liabilities ...................................        3,570        3,009
                                                        -----------------------
                                                        $  944,528   $  885,756
                                                        -----------------------
REDEEMABLE COMMON STOCK HELD BY EMPLOYEE STOCK
  OWNERSHIP PLAN (ESOP) .............................   $   12,493   $   12,194
                                                        -----------------------
STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued June 30, 2002 - 1,498,558 shares;
   December 31, 2001 - 1,498,558 shares .............   $   10,397   $   10,397
Retained earnings ...................................       79,605       76,931
Accumulated other comprehensive income,
   unrealized gains  on investment securities, net ..        3,685        3,021
                                                        -----------------------
                                                        $   93,687   $   90,349
Less maximum cash obligation related to
   ESOP shares ......................................       12,493       12,194
                                                        -----------------------
                                                        $   81,194   $   78,155
                                                        -----------------------
                                                        $1,038,215   $  976,105
                                                        =======================
* Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                Three and Six Months Ended June 30, 2002 and 2001
                      (In Thousands, Except Per Share Data)

                                          Three Months Ended    Six Months Ended
                                               June 30             June 30
                                           -------------------------------------
                                            2002      2001      2002      2001
                                           -------------------------------------
Interest Income:
   Interest and fees on loans ..........   $13,339   $13,175   $26,266   $26,169
   Interest on investment securities:
     Taxable ...........................     1,896     1,982     3,813     3,770
     Non-taxable .......................       581       475     1,097       932
   Interest on federal funds sold ......       112       299       273       812
                                           -------------------------------------
   Total interest income ...............   $15,928   $15,931   $31,449   $31,683
                                           -------------------------------------

Interest Expense:
   Interest on deposits ................   $ 5,817   $ 6,857   $11,768   $13,927
   Interest on securities sold under
     agreements to repurchase ..........        89       160       212       343
   Interest on FHLB borrowings .........     1,973     1,766     3,889     3,513
                                           -------------------------------------
   Total interest expense ..............   $ 7,879   $ 8,783   $15,869   $17,783
                                           -------------------------------------

   Net interest income .................   $ 8,049   $ 7,148   $15,580   $13,900
Provision for loan losses ..............       251       225       487       450
                                           -------------------------------------
   Net interest income after provision
    for loan losses ....................   $ 7,798   $ 6,923   $15,093   $13,450
                                           -------------------------------------

Other income:
   Loan origination fees ...............   $   242   $   337   $   619   $   483
   Trust fees ..........................       540       616     1,159     1,210
   Deposit account charges and fees ....       791       792     1,521     1,502
   Other fees and charges ..............       632       579     1,303     1,192
                                           -------------------------------------
Other expenses:
   Salaries and employee benefits ......   $ 3,440   $ 2,906   $ 6,717   $ 5,689
   Occupancy ...........................       429       419       846       858
   Furniture and equipment .............       745       640     1,462     1,248
   Office supplies and postage .........       259       301       540       583
   Other operating .....................     1,306     1,301     2,495     2,440
                                           -------------------------------------
                                           $ 6,179   $ 5,567   $12,060   $10,818
                                           -------------------------------------
   Income before income taxes ..........   $ 3,824   $ 3,680   $ 7,635   $ 7,019

Federal and state income taxes .........     1,151     1,146     2,339     2,178
                                           -------------------------------------
   Net income ..........................   $ 2,673   $ 2,534   $ 5,296   $ 4,841
                                           =====================================

Earning per common share:
     Basic .............................   $  1.78   $  1.69   $  3.53   $  3.23
     Diluted ...........................      1.76      1.68      3.50      3.21

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                Three and Six Months Ended June 30, 2001 and 2000
                      (In Thousands, Except Per Share Data)


                                                   Three             Six
                                               Months Ended      Months Ended
                                                  June 30           June 30
                                               2002     2001     2002     2001
                                              ----------------------------------

Net Income ................................   $2,673   $2,534   $5,296   $4,841
                                              ----------------------------------

Other comprehensive income:
   Unrealized gains (losses) on debt
     securities ...........................    2,390      156    1,054    2,498
   Income tax effect of unrealized gains
     (losses) .............................     (884)     (57)    (390)    (923)
                                              ----------------------------------
                                               1,506       99      664    1,575
                                              ----------------------------------

   Comprehensive Income ...................   $4,179   $2,633   $5,960   $6,416
                                              ==================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Six Months Ended June 30, 2002 and 2001
                      (In Thousands, Except Per Share Data)

                                                            Accumu-      Less
                                                             lated      Maximum
                                                             Other       Cash
                                                            Compre-    Obligation
                                        Capital  Retained   hensive     To ESOP
                                         Stock   Earnings   Income      Shares       Total
                                        ---------------------------------------------------
Balance, December 31, 2001 ..........   $10,397   $76,931    $3,021    $(12,194)    $78,155
  Net income ........................       - -     5,296       - -         - -       5,296
  Change related to ESOP shares .....       - -       - -       - -        (299)       (299)
  Cash dividends ($1.75 per share) ..       - -    (2,622)      - -         - -      (2,622)
  Other comprehensive income ........       - -       - -       664         - -         664
                                        ---------------------------------------------------
 Balance, June 30, 2002 .............   $10,397   $79,605    $3,685    $(12,493)    $81,194
                                        ===================================================

Balance, December 31, 2000 ..........   $10,197   $69,179    $  698    $(11,550)    $68,524
  Net income ........................       - -     4,481       - -         - -       4,841
  Cash dividends ($1.60 per share) ..       - -    (2,393)      - -         - -      (2,393)
  Change related to ESOP shares .....       - -       - -       - -        (300)       (300)
  Issuance of 1,683 shares of common
    stock ...........................        44       - -       - -         - -          44
  Income tax benefit related to stock
    based compensation ..............       - -        30       - -         - -          30
  Other comprehensive income ........       - -       - -     1,575         - -       1,575
                                        ---------------------------------------------------
Balance, June 30, 2001 ..............   $10,241   $71,657    $2,273    $(11,850)    $72,321
                                        ===================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                 (In Thousands)

                                                                                     2002        2001
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  5,296    $  4,841
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................      1,140         964
    Provision for loan losses ..................................................        487         450
    Deferred income taxes ......................................................         88         149
    (Increase) decrease in accrued interest receivable .........................       (238)       (316)
    Amortization of bond discount ..............................................        160          58
    (Increase) in other assets .................................................       (576)       (559)
    Amortization of intangibles ................................................         85         171
    Increase in accrued interest and other liabilities .........................        388          41
                                                                                   --------------------
       Net cash provided by operating activities ...............................   $  6,830    $  5,799
                                                                                   --------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 23,354    $ 34,587
    Held to maturity ...........................................................      2,901       1,104
Purchase of investment securities available for sale ...........................    (47,071)    (55,397)
Federal funds sold, net ........................................................      5,780      19,000
Loans made to customers, net of collections ....................................    (55,905)    (14,510)
Purchases of property and equipment ............................................     (1,770)     (3,391)
                                                                                   --------------------
    Net cash (used in) investing activities ....................................   $(72,711)   $(17,607)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .......................................................   $ 30,556    $ 22,210
Net  (decrease) in fed funds purchased and
    securities sold under agreements to repurchase .............................     (2,172)       (928)
Borrowings from FHLB ...........................................................     30,000        --
Dividends paid .................................................................     (2,622)     (2,393)
                                                                                   --------------------
    Net cash provided by financing activities ..................................   $ 55,762    $ 18,963
                                                                                   --------------------
    Increase (decrease) in cash and due from banks .............................   $(10,119)   $  7,155

CASH AND DUE FROM BANKS
    Beginning ..................................................................     37,070      25,669
                                                                                   --------------------
    Ending .....................................................................   $ 26,951    $ 32,824
                                                                                   ====================

SUPPLEMENTAL DISCLOSURES
  Cash payments for:
    Interest paid to depositors and others .....................................   $ 11,941    $ 14,079
    Interest paid on other obligations .........................................      4,101       3,856
  Non-cash financing transaction,
    decrease in maximum cash obligation related to ESOP shares .................        299         300

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

Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                            (In thousands)
                                                                June 30
                                                       -------------------------
                                                         2002             2001
                                                       -------------------------

Agricultural .................................         $ 36,442         $ 32,213
Commercial and financial .....................           40,444           39,311
Real estate, construction ....................           45,015           40,840
Real estate, mortgage ........................          593,907          505,730
Loans to individuals .........................           32,652           33,165
                                                       -------------------------
                                                       $748,460         $651,259
Less allowance for loan losses ...............           10,350           10,326
                                                       -------------------------
                                                       $738,110         $640,933
                                                       =========================

Transactions in the allowance for loan losses are as follows:

                                                            (In thousands)
                                                              Six Months
                                                             Ended June 30
                                                      --------------------------
                                                        2002              2001
                                                      --------------------------

Balance, beginning ..........................         $  9,950         $ 10,428
  Provision charged to expense ..............              487              450
  Net recoveries (charge-offs) ..............               87             (552)
                                                      --------------------------
Balance, ending .............................         $ 10,350         $ 10,326
                                                      ==========================

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                              (In thousands)
                                                                  June 30
                                                           ---------------------
                                                             2002         2001
                                                           ---------------------

Non-accrual ........................................       $ 2,493       $ 1,993
Accruing loans, past due 90 days or more ...........         1,424         1,627
Restructured loan ..................................           - -           - -
Impaired loans .....................................        11,761         7,708

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

Note 4. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets." Statement 141 eliminated the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. The provisions of the Statements were implemented effective January 1, 2002. The amortization of goodwill with an indefinite life was suspended on January 1, 2002.. Annual goodwill amortization for 2002 is expected to be approximately $92,000 less than in 2001.

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

Recent Activities

Hills Bank and Trust Company opened its eleventh office on April 1, 2002. The full service banking office in Cedar Rapids is located at 3610 Williams Blvd. SW and is the second location in Cedar Rapids. The new 7,200 square foot one story building has three drive-up lanes and a drive-up ATM. The office has been well received during its first three months of operations.

Hills Bancorporation achieved a new milestone in the quarter ended March 31, 2002 as total assets exceeded one billion dollars. This growth continued in the second quarter with total assets at June 30, 2002 at $1.038 billion and this represents a $137 million increase in assets from June 30, 2001.

Financial Position

Net loans as of June 30, 2002 increased by $97.2 million since June 30, 2001 and by $55.4 million since December 31, 2001 with the majority of this increase in real estate loans. The local housing market has continued to create demand for loans and refinancing of loans with interest rates still low. However, in recent months with conditions in the state and national economy being unfavorable, it will be difficult for the local economy to not be fazed in the coming months.

Hills Bancorporation also saw an increase of the investment securities by $29.5 million. These increases in loans and securities were funded by a significant deposit growth, including repurchase agreements, since June30, 2001 of $80.3 million. Advances from the Federal Home Loan Bank have also provided a net $47 million since June30, 2001.

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

Dividends and Equity

In January 2002, Hills Bancorporation paid a dividend of $2,622,000 or $1.75 per share, a 9.38% increase from the $1.60 paid in January 2001. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders' equity as of June 30, 2002 totaled $81,194,000. The total stockholders' equity of Hills Bancorporation as of June 30, 2002, before the reduction for the ESOP shares, totaled 9.02% of total assets. Under risk-based capital rules, the total risk based capital is 12.75% of risk adjusted assets, and substantially in excess of required minimums.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 18.7% of the Company's total assets at June 30, 2002.

Net cash provided from operations is another primary source of liquidity. For the six months ended June 30, 2002 and 2001, net cash provided by operating activities was $6,830,000 and $5,799,000, respectively.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in liquidity. As of June 30, 2002, the Company had advances of $167,637,000 from the FHLB of Des Moines. These advances were used as a means of providing both long and short-term, fixed-rated funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $83 million at June 30, 2002.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company through June 30, 2002.

Results of Operations

Net income for the quarter and six months ended June 30, 2002 compared to the same periods in 2001 had increases of $139,000 and $455,000, respectively. For the three and six month periods, the changes were the result of significant increases in net interest income which was the result of increases in average earning assets from the prior year. Average earning assets were approximately $105 million higher for the six months ended June 30, 2002 compared to the same period in 2001. Loan origination fees decreased over the prior year by $95,000 for the three months ended June 30th but increased $136,000 for the six month period shown. Trust fees decreased for the quarter ended March 31, 2002 by $76,000 and for the six months by $51,000 compared to the same periods in the previous year. Even though trust accounts under management have increased, the downturn in stock values that existed in 2001 and continued in 2002 had the effect of reducing trust fees that are based on asset value of the account. Deposit account charges and fees were $1,521,000 and $1,502,000 for the six months ended June 30, 2002 and 2001, respectively. Other fees and charges as of June 30, 2002 increased $111,000 to $1,303,000. This increase was due to volume changes in various accounts.

The Bank's primary trade territory is Johnson County, Iowa. Due to the large employment in the county by the University of Iowa and the University of Iowa Hospitals and Clinics and the dependency on funding by the State of Iowa, which is experiencing decreasing tax revenue, the Bank continues to monitor loan delinquencies and other indicators of loan problems. The quality of the Bank's loans has continued to be high because the portfolio is concentrated in well collateralized real estate loans.

Other expenses for the quarter ended June 30, 2002 were $6,179,000 compared to $5,567,000 for the same time frame in 2001. For the six months ended June 30, 2002 other expenses were $12,060,000, and increase of $1,242,000 from the first six months in 2001. The changes for the six months included salaries and benefits which accounted for $1,028,000 and were the direct result of salary adjustments in 2002 and staff additions at various locations. The occupancy and furniture and equipment expenses increased $202,000 and these increases were the result of new locations that have been added and new equipment purchases both in 2001 and 2002.

Earnings per share, both basic and diluted, increased for the quarter ended June 30, 2002 compared to 2001. For the period ended June 30, 2002 basic and diluted earnings per share were $1.78 and $1.76 in comparison to $1.69 and $1.68 for the quarter ended June 30, 2001. The earnings per share for the six months ended June 30, 2002 and June 30, 2001 were $3.53 and $3.23 for basic earnings per share and $3.50 and $3.21 for diluted earnings per share.

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

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting held on April 15, 2002, the security holders approved the following:

        1. Election of Theodore H. Pacha, Ann Marie Rhodes, Ronald E. Stutsman to three-year terms to the Board of Directors expiring at the 2005 Annual Meeting.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit II - Statement Re Computation of Earnings Per
             Common Share

             Exhibit 99 - Certification of Form 10-Q Filing

        (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                                HILLS BANCORPORATION
                                                (Registrant)


August 14, 2002                                 /s/ Dwight O. Seegmiller
-----------------------                         --------------------------------
Date                                            Dwight O. Seegmiller, President
                                                (Duly authorized officer of the
                                                registrant)


August 14, 2002                                 /s/ James G. Pratt
------------------------                        --------------------------------
Date                                            James G. Pratt, Treasurer
                                                (Principal Financial Officer)