Form 10-Q
period 2002-09-30
HILLS BANCORPORATION
filed 2002-11-14
CIK 732417

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

                For the quarterly period ended September 30, 2002

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

                                                              SHARES OUTSTANDING
          CLASS                                              At October 31, 2002
--------------------------------------------------------------------------------
Common Stock, no par value                                        1,499,108

                              HILLS BANCORPORATION

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.   Financial Statements

          Consolidated balance sheets, September 30, 2002 (unaudited)
            and December 31, 2001                                              3
          Consolidated statements of income, (unaudited) for three and nine
            months ended September 30, 2002 and 2001                           4
          Consolidated statements of comprehensive income, (unaudited) for
            three and nine months ended September 30, 2002 and 2001.           5
          Consolidated statements of stockholders' equity, (unaudited)
            for nine months ended September 30, 2002 and 2001                  6
          Consolidated statements of cash flows (unaudited) for nine
            months ended September 30, 2002 and 2001                           7
          Notes to consolidated financial statements                         8-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10-12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.   Evaluation of Disclosures Controls                                  14


                                     Part II

                                OTHER INFORMATION

Item 1.   Legal proceedings                                                   15

Item 2.   Changes in securities                                               15

Item 3.   Defaults upon senior securities                                     15

Item 4.   Submission of matters to vote of security holders                   15

Item 5.   Other information                                                   15

Item 6.   Exhibits and reports on Form 8-K                                    15

Signatures and Certifications                                              16-18

Exhibit 11   Computation of earnings per share

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      September 30,
                                                           2002     December 31,
                                                        Unaudited       2001*
                                                      --------------------------
ASSETS

Cash and due from banks .............................   $   35,750   $   37,070
Investment securities:
   Available for sale (amortized cost
     September 30, 2002 $184,712;
     December 31, 2001 $165,515) ....................      192,540      170,311
   Held to maturity (fair value
     September 30, 2002 $9,053;
     December 31, 2001 $12,146) .....................        8,734       11,840
   Stock of Federal Home Loan Bank ..................        8,382        7,809
Federal funds sold ..................................       22,549       29,428
Loans, net ..........................................      772,826      682,692
Property and equipment, net .........................       21,473       20,997
Accrued interest receivable .........................        7,727        7,257
Deferred income taxes, net ..........................          664        1,873
Other assets ........................................        7,551        6,828
                                                        -----------------------
                                                        $1,078,196   $  976,105
                                                        =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits ........................   $   99,304   $   92,179
Interest-bearing deposits ...........................      689,120      627,839
                                                        -----------------------
   Total deposits ...................................   $  788,424   $  720,018
Federal funds purchased and securities
   sold under agreements to repurchase ..............       17,250       22,409
Federal Home Loan Bank notes ........................      167,606      137,637
Accrued interest payable ............................        2,407        2,683
Other liabilities ...................................        4,294        3,009
                                                        -----------------------
                                                        $  979,981   $  885,756
                                                        -----------------------
REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ...........................................   $   12,656   $   12,194
                                                        -----------------------
STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued September 30, 2002 - 1,499,108 shares;
   December 31, 2001 - 1,498,558 shares .............   $   10,442   $   10,397
Retained earnings ...................................       82,841       76,931
Accumulated other comprehensive income,
   unrealized gains  on investment securities, net ..        4,932        3,021
                                                        -----------------------
                                                        $   98,215   $   90,349
Less maximum cash obligation related to
   ESOP shares ......................................       12,656       12,194
                                                        -----------------------
                                                        $   85,559   $   78,155
                                                        -----------------------
                                                        $1,078,196   $  976,105
                                                        =======================

* Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 2002 and 2001
                      (In Thousands, Except Per Share Data)



                                           Three Months Ended  Nine Months Ended
                                             September 30        September 30
                                           ------------------  -----------------
                                            2002      2001      2002      2001
                                           -------------------------------------
Interest Income:
   Interest and fees on loans ..........   $13,940   $13,398   $40,206   $39,567
   Interest on investment securities:
     Taxable ...........................     1,852     1,957     5,665     5,727
     Non-taxable .......................       584       493     1,681     1,425
   Interest on federal funds sold ......       134       184       407       996
                                           -------------------------------------
   Total interest income ...............   $16,510   $16,032   $47,959   $47,715
                                           -------------------------------------

Interest Expense:
   Interest on deposits ................   $ 5,528   $ 6,577   $17,296   $20,504
   Interest on securities sold under
   Interest on FHLB borrowings .........     2,343     1,785     6,232     5,298
                                           -------------------------------------

   Total interest expense ..............   $ 7,948   $ 8,509   $23,817   $26,292
                                           -------------------------------------
   Net interest income .................   $ 8,562   $ 7,523   $24,142   $21,423

Provision for loan losses ..............       244       225       731       675
                                           -------------------------------------

   Net interest income after provision

Other income:
   Loan origination fees ...............   $   407   $   219   $ 1,026   $   702
   Trust fees ..........................       605       567     1,764     1,777
   Deposit account charges and fees ....       845       793     2,366     2,295
Other expenses:
   Salaries and employee benefits ......   $ 3,351   $ 2,938   $10,068   $ 8,627
   Occupancy ...........................       453       490     1,299     1,348
   Furniture and equipment .............       684       681     2,146     1,929
   Office supplies and postage .........       304       322       844       905
   Other operating .....................     1,287     1,265     3,782     3,705
                                           -------------------------------------
                                           $ 6,079   $ 5,696   $18,139   $16,514
                                           -------------------------------------
   Income before income taxes ..........   $ 4,743   $ 3,910   $12,378   $10,929

Federal and state income taxes .........     1,507     1,230     3,846     3,408
                                           -------------------------------------

   Net income ..........................   $ 3,236   $ 2,680   $ 8,532   $ 7,521
                                           =====================================

Earning per common share:
     Basic .............................   $  2.15   $  1.79   $  5.69   $  5.02
     Diluted ...........................      2.14      1.77      5.64      4.98


See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             Three and Nine Months Ended September 30, 2002 and 2001
                      (In Thousands, Except Per Share Data)


                                           Three Months Ended  Nine Months Ended
                                              September 30       September 30
                                           -------------------------------------

                                             2002     2001       2002      2001
                                           -------------------------------------
Net Income .............................   $ 3,236   $ 2,680   $ 8,532   $ 7,521
                                           -------------------------------------

Other comprehensive income:
   Unrealized gains (losses) on debt
   Income tax effect of unrealized gains

   Comprehensive Income ................   $ 4,483   $ 4,250   $10,443   $10,666
                                           =====================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2002 and 2001
                      (In Thousands, Except Per Share Data)

                                                                                  Less
                                                                                Maximum
                                                                  Accumulated     Cash
                                                                     Other     Obligation
                                             Capital   Retained  Comprehensive   To ESOP
                                              Stock    Earnings     Income        Shares    Total
                                             ----------------------------------------------------
Balance, December 31, 2001 ...............   $10,397    $76,931     $ 3,021   $(12,194)   $78,155
    Net income ...........................       - -      8,532         - -        - -      8,532
    Change related to ESOP shares ........       - -        - -         - -       (462)      (462)
    Cash dividends ($1.75 per share) .....       - -     (2,622)        - -        - -     (2,622)
    Issuance of 550 shares of common stock        45        - -         - -        - -         45
    Other comprehensive income ...........       - -        - -       1,911        - -      1,911
                                             ----------------------------------------------------
Balance, September 30, 2002 ..............   $10,442    $82,841     $ 4,932   $(12,656)   $85,559
                                             ====================================================


Balance, December 31, 2000 ...............   $10,197    $69,179    $   698    $(11,550)   $68,524
  Net income .............................       - -      7,521        - -         - -      7,521
  Cash dividends ($1.60 per share) .......       - -     (2,393)       - -         - -     (2,393)
  Change related to ESOP shares ..........       - -        - -        - -        (310)      (310)
  Issuance of 2,865 shares of common
    stock ................................       135        - -        - -         - -        135
  Income tax benefit related to stock
    based compensation ...................       - -         29        - -         - -         29
  Other comprehensive income .............       - -        - -      3,145         - -      3,145
                                             ----------------------------------------------------
Balance, September 30, 2001 ..............   $10,332   $ 74,336    $ 3,843    $(11,860)   $76,651
                                             ====================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                                 (In Thousands)

                                                                                      2002        2001
                                                                                   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $   8,532    $   7,521
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................       1,711        1,486
    Provision for loan losses ..................................................         731          675
    Deferred income taxes ......................................................          88           91
    Compensation paid by issuance of common stock ..............................          45          149
    (Increase) decrease in accrued interest receivable .........................        (470)        (180)
    Amortization of bond discount ..............................................         230          102
    (Increase) in other assets .................................................        (850)      (1,329)
    Amortization of intangibles ................................................         127          236
    Increase in accrued interest and other liabilities .........................       1,009          578
                                                                                   ----------------------
       Net cash provided by operating activities ...............................   $  11,153    $   9,329
                                                                                   ----------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $  44,657    $  42,587
    Held to maturity ...........................................................       3,106        2,463
Purchase of investment securities available for sale ...........................     (64,657)     (64,909)
Federal funds sold, net ........................................................       6,879       18,481
Loans made to customers, net of collections ....................................     (90,865)     (39,207)
Purchases of property and equipment ............................................      (2,187)      (4,316)
                                                                                   ----------------------
    Net cash (used in) investing activities ....................................   $(103,067)   $ (44,901)
                                                                                   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease)  in deposits ...........................................   $  68,406    $  38,954
Net increase  (decrease) in fed funds purchased and
    securities sold under agreements to repurchase .............................      (5,159)       1,175
Borrowings from FHLB ...........................................................      30,000         --
Payments on FHLB notes .........................................................         (31)         (31)
Stock options exercised ........................................................        --             44
Income tax benefits on stock options exercised .................................        --             29
Dividends paid .................................................................      (2,622)      (2,393)
                                                                                   ----------------------
    Net cash provided by financing activities ..................................   $  90,594    $  37,778
                                                                                   ----------------------
    Increase (decrease) in cash and due from banks .............................   $  (1,320)   $   2,206
                                                                                   ----------------------

CASH AND DUE FROM BANKS
    Beginning ..................................................................      37,070       25,669
                                                                                   ----------------------
    Ending .....................................................................   $  35,750    $  27,875
                                                                                   ======================

SUPPLEMENTAL DISCLOSURES Cash payments for:
  Interest paid to depositors and others .......................................   $  17,572    $  20,555
  Interest paid on other obligations ...........................................       6,518        5,788
  Non-cash financing transaction,
    decrease in maximum cash obligation related
    to ESOP shares .............................................................         462          310

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1. Interim Financial Statements

Interim consolidated financial statements have not been examined by independent public accountants, but include all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results for these periods. The results of operation for the interim periods are not necessarily indicative of the results for a full year.

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

Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                             (In thousands)
                                                              September 30
                                                         2002             2001
                                                       -------------------------

Agricultural .................................         $ 37,323         $ 35,077
Commercial and financial .....................           39,436           39,349
Real estate, construction ....................           46,352           39,113
Real estate, mortgage ........................          624,130          529,272
Loans to individuals .........................           36,235           33,123
                                                       -------------------------
                                                       $783,476         $675,934
Less allowance for loan losses ...............           10,650           10,529
                                                       -------------------------
                                                       $772,826         $665,405
                                                       =========================

Transactions in the allowance for loan losses are as follows:

                                                            (In thousands)
                                                              Nine Months
                                                          Ended September 30
                                                        2002             2001
                                                      --------------------------

Balance, beginning ...........................        $  9,950         $ 10,428
  Provision charged to expense ...............             731              675
  Net recoveries (charge-offs) ...............             (31)            (574)
                                                      -------------------------
Balance, ending ..............................        $ 10,650         $ 10,529
                                                      ==========================

The following summarizes the Company's nonaccrual, past due, restructured and impaired loans:

                                                              (In thousands)
                                                               September 30
                                                           ---------------------
                                                            2002          2001
                                                           ---------------------

Non-accrual ........................................       $ 1,998       $ 1,896
Accruing loans, past due 90 days or more ...........         2,417         1,812
Restructured loan ..................................          --           - - -
Impaired loans .....................................        12,353         9,901

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

Note 4. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets." Statement 141 eliminated the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. The provisions of the Statements were implemented effective January 1, 2002. The amortization of goodwill with an indefinite life was suspended on January 1, 2002.

In October 2002 the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions" which amended several previously issued accounting standards. The Company has adopted FASB Statement No. 147 in the third quarter of 2002. This adoption of this statement had no material effect on current or prior financial statements.

                              HILLS BANCORPORATION
                                 PART I, ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Forward Looking Information

Forward-looking information relating to the financial results or strategies of the Company are made in the Management's Discussion and Analysis. The following paragraphs identify forward-looking statements and the risks that need to be considered when reading those statements.

Forward-looking statements include such words as believe, expect, anticipate, target, goal, objective and other words with similar meaning. The Company is under no obligation to update such statements.

The risks involved in the operations and strategies of the Company include competition from other financial institutions, changes in interest rates, changes in economic or market conditions and changes in regulatory factors. These risks, which are not all inclusive, cannot be estimated.

Recent Activities

During the period ended September 30, 2002 the highlights included the following:

o Hills Bancorporation achieved a new milestone in the first quarter as total assets exceeded one billion dollars. This growth continued in the second and third quarters with total assets at September 30, 2002 at $1.078 billion and this represents a $153 million increase in assets from September 30, 2001. Also since December 31, 2001 assets have increased $102.1 million.

o Hills Bank and Trust Company opened its eleventh office on April 1, 2002. The full service banking office in Cedar Rapids is located at 3610 Williams Blvd. SW and is the second location in Cedar Rapids. The new 7,200 square foot one story building has three drive-up lanes and a drive-up ATM. The office has been well received during its first six months of operations.

o In August of 2002, Hills Bank and Trust Company began an extensive remodeling on a property located at 800 11th Street in Marion, Iowa. The building will be a two-story building with approximately 8,400 square feet with three drive-up lanes and a drive-up ATM. The full service bank office is scheduled to open in January, 2003. This office will be Hills Bank's third office in the Cedar Rapids area and the twelfth office of Hills Bank.

Financial Position

Total assets at September 30, 2002 are $1.078 billion compared to $976.1 million in assets at December 31, 2001. The asset changes include a $90.1 million addition in net loans and a $19.7 million increase in investment securities. Consistent with the history of the Bank the primary growth in loans were real estate mortgage loans, including growth in the 1 to 4 family home loans and multifamily and commercial real estate loans. The growth in the investment securities is in U.S. Government Agency securities and municipal bonds. The asset growth was funded by deposit growth of $68.4 million and a net increase of Federal Home Loan Bank advances of $30 million. The local economy continues to be strong in terms of loan and deposit growth. Interest rates continue to be at forty year lows so that results in high loan demand and current customers that wish to obtain lower rates on existing borrowings. These low rates have also resulted in a high volume of loans sold on the secondary market and significant fee income. The national economy and the stock market continues to have signs that are not favorable and will at sometime effect the state and local economy.

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

Dividends and Equity

In January 2002, Hills Bancorporation paid a dividend of $2,622,000 or $1.75 per share, a 9.38% increase from the $1.60 paid in January 2001. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders' equity as of September 30, 2002 totaled $85,559,000. The total stockholders' equity of Hills Bancorporation as of September 30, 2002, before the reduction for the ESOP shares, totaled 9.11% of total assets. Under risk-based capital rules, the total risk based capital is 12.77% of risk-adjusted assets, and substantially in excess of required minimums.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Federal funds sold and investment securities available for sale comprised 19.9% of the Company's total assets at September 30, 2002.

Net cash provided from operations is another primary source of liquidity. For the nine months ended September 30, 2002 and 2001, net cash provided by operating activities was $11,153,000 and $9,329,000, respectively.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in liquidity. As of September 30, 2002, the Company had advances of $167,606,000 from the FHLB of Des Moines. These advances were used as a means of providing both long and short-term, fixed-rated funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $83 million at September 30, 2002.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company through September 30, 2002.

Results of Operations

Net income for the quarter and nine months ended September 30, 2002 compared to the same periods in 2001 had increases of $556,000 and $1,011,000, respectively. For the three and nine month periods, the changes were the result of significant increases in net interest income which was the result of increases in average earning assets from the prior year. Average earning assets were approximately $114 million higher for the nine months ended September 30, 2002 compared to the same period in 2001. Loan origination fees increased over the prior year by $188,000 for the three months ended September 30th but increased $324,000 for the nine month period. Trust fees increased for the quarter ended September 30, 2002 by $38,000 but decreased for the nine months by $13,000 compared to the same periods in the previous year. Even though trust accounts under management have increased, the downturn in stock values that existed in 2001 and continued in 2002 had the effect of reducing trust fees that are based on the asset values of the accounts. Deposit account charges and fees were $2,366,000 and $2,295,000 for the nine months ended September 30, 2002 and 2001, respectively. Other fees and charges as of September 30, 2002 increased $29,000 to $1,950,000. This increase was due to volume changes in various accounts.

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

Other expenses for the quarter ended September 30, 2002 were $6,079,000 compared to $5,696,000 for the same time frame in 2001. For the nine months ended September 30, 2002 other expenses were $18,139,000, an increase of $1,625,000 from the first nine months in 2001. The changes for the nine months included salaries and benefits which accounted for $1,441,000 and were the direct result of salary adjustments in 2002 and staff additions at various locations. The occupancy and furniture and equipment expenses increased $168,000 and these increases were the result of new locations that have been added and new equipment purchases both in 2001 and 2002.

Earnings per share, both basic and diluted, increased for the quarter ended September 30, 2002 compared to 2001. For the quarter ended September 30, 2002 basic and diluted earnings per share were $2.15 and $2.14 in comparison to $1.79 and $1.77 for the quarter ended September 30, 2001. The earnings per share for the nine months ended September 30, 2002 and September 30, 2001 were $5.69 and $5.02 for basic earnings per share and $5.64 and $4.98 for diluted earnings per share.

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

                              HILLS BANCORPORATION
                                 PART I, ITEM 3.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


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

                              HILLS BANCORPORATION
                                 PART I, ITEM 4
                        EVALUATION OF DISCLOSURE CONTROLS



Based on their evaluation of the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, the undersigned officers of the registrant have concluded that such disclosure controls and procedures are adequate. There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by the undersigned officers of the registrant of the design and operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the quarter ended September 30, 2002

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   Exhibit 11   - Statement Re Computation of Earnings Per
                                  Common Share
                   Exhibit 99.1 - Certification pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002
                   Exhibit 99.2 - Certification pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002

              (b)  Reports on Form 8-K

                   No reports on Form 8-K have been filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HILLS BANCORPORATION

Date  November 14, 2002                      By  /s/ Dwight O. Seegmiller
      --------------------                       -------------------------------
                                                 Dwight O. Seegmiller, President

Date  November 14, 2002                      By  /s/ James G. Pratt
      -------------------                        -------------------------------
                                                 James G. Pratt, Treasurer and
                                                 Chief Accounting Officer

                                 CERTIFICATIONS

I, Dwight O. Seegmiller, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Hills Bancorporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                     By  /s/ Dwight O. Seegmiller
       -------------------------                 -------------------------------
                                                 Dwight O. Seegmiller, President

                                 CERTIFICATIONS

I, James G. Pratt, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Hills Bancorporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                 By  /s/ James G. Pratt
       -------------------                   -----------------------------------
                                             James G. Pratt, Treasurer and Chief
                                             Accounting Officer