Form 10-K
period 2002-12-31
HILLS BANCORPORATION
filed 2003-03-24
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-k

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002.

                        Commission File Number 0-12668.

                              HILLS BANCORPORATION

             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Iowa                                           42-1208067
--------------------------------               ---------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ X ] No [ ]

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 17, 2003 (based upon reports of beneficial ownership that approximately 82% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $88 per share) was $108,316,000.

The number of shares outstanding of the Registrant's common stock as of March 17, 2003 is 1,501,054 shares of no par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 24, 2003 for the Annual Meeting of the Shareholders of the Registrant to be held April 21, 2003 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

                                  EXHIBIT INDEX

The exhibits index is on Page 74.

Part I

Item 1.   Business

GENERAL

Hills Bancorporation (the "Company") is a holding company principally engaged, through its subsidiary bank, in the business of banking. The Company was incorporated December 12, 1982 and all operations are conducted within the state of Iowa. The Company became owner of 100% of the outstanding stock of Hills Bank and Trust Company, Hills, Iowa ("Hills Bank and Trust" or the "Bank") as of January 23, 1984 when stockholders of Hills Bank and Trust exchanged their shares for shares of the Company. Effective July 1, 1996, the Company formed a new subsidiary, Hills Bank, which acquired for cash all the outstanding shares of a bank in Lisbon, Iowa. Subsequently an office of Hills Bank was opened in Mount Vernon, Iowa, a community that is contiguous to Lisbon. Effective November 17, 2000, Hills Bank was merged into Hills Bank and Trust.

On September 20, 1996, another subsidiary, Hills Bank Kalona, acquired cash and other assets and assumed the deposits of the Kalona, Iowa office of Boatmen's Bank Iowa, N.A.. The office is located in Kalona, Iowa (Washington County) which is approximately 20 miles south of Iowa City. Kalona has a population of approximately 2,300 people. Kalona is primarily an agricultural community, but is located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 85,000) and Washington, Iowa (population 7,000). Effective October 26, 2001, Hills Bank Kalona was merged into Hills Bank and Trust.

The Bank primarily serves the communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa. These communities have a combined population of approximately 86,000 and Johnson County, Iowa has a population of approximately 111,000. The University of Iowa in Iowa City has over 29,700 students and 23,600 full and part-time employees, including employees of The University of Iowa Hospitals and Clinics. Other principal employers in Johnson County include the following:

           Employer                                  Type of Business                              Employees
------------------------------------------------------------------------------------------------------------
Iowa City Community School District              Education                                            1,300

NCS Pearson Corporation                          Information Service - Computers                      1,250

Hy-Vee Food Stores                               Grocery Stores                                       1,200

Mercy Hospital                                   Health Care                                          1,200

Veterans Administration Medical Center           Health Care                                          1,200

American College Testing Program                 Educational Testing Service                          1,100

Lear Corporation                                 Automotive Products Manufacturing                      900

Rockwell Collins                                 Electronic Manufacturing                               800

Oral B Laboratories                              Consumer Products                                      730

Proctor & Gamble                                 Consumer Products                                      580

City of Iowa City                                City Government                                        580

The Bank also operates offices in the Linn County, Iowa communities of Lisbon, Mount Vernon and Cedar Rapids, Iowa. In addition, the Bank opened its twelfth office location on February 10, 2003 in Marion, Iowa, a community that is adjacent to Cedar Rapids, in Linn County. Lisbon has a population of approximately 1,900 and Mount Vernon, located two miles from Lisbon, has a population of 3,800. Both communities are strong economically and are within easy commuting distances to Cedar Rapids and Iowa City, Iowa. Mount Vernon is the home of Cornell College, which has approximately 1,000 students. Cedar Rapids has a metropolitan population of approximately 154,000, including 27,000 from Marion and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380. The total population of Linn County is approximately 192,000.The largest employer in the Cedar Rapids area is Rockwell Collins, manufacturer of communications instruments, with about 7,100 employees. Other large employers in the Cedar Rapids area and their approximate number of employees are as follows:

         Employer                                  Type of Business                                Employees
------------------------------------------------------------------------------------------------------------
MCI WorldCom., Inc                               Telecommunications                                   2,900

Cedar Rapids Community Schools                   Education                                            2,750

Hy-Vee Food Stores                               Grocery Stores                                       2,400

AEGON USA, Inc.                                  Insurance                                            2,400

St. Luke's Hospital                              Health Care                                          2,400

Maytag Appliances, Amana Iowa                    Household Appliances                                 2,300

Mercy Medical Center                             Health Care                                          2,000

McLeod*USA                                       Telecommunications                                   1,650

Alliant Energy                                   Electric Utility                                     1,650

City of Cedar Rapids                             City Government                                      1,500

Kirkwood Community College                       Education                                            1,325

Quaker Oats Company                              Cereals and Chemicals                                1,275

The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Cedar Rapids, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona and Marion. This area includes all of Johnson County and parts of Linn and Washington counties. The Bank is actively engaged in all areas of commercial banking, including acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; maintaining night and safe deposit facilities; and
performing collection, exchange and other banking services tailored for individual customers. The Bank administers estates, personal trusts, and pension plans and provides farm management and investment advisory and custodial services for individuals, corporations and nonprofit organizations. The Bank makes commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans. In addition, the Bank earns substantial fees from originating mortgages that are sold in the secondary residential real estate market without mortgage servicing rights being retained.

The Bank has an established formal loan origination policy. In general, the loan origination policy attempts to reduce the risk of credit loss to the Bank by requiring that, among other things, maintenance of minimum loan to value ratios, evidence of appropriate levels of insurance carried by borrowers and documentation of appropriate types and amounts of collateral and sources of expected payment.

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

The Company had no employees as of December 31, 2002 and the Bank had 285 regular and 109 part-time employees.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson and Linn County. A comparison of deposits in the two counties are as follows:

                                                        Deposits as of June 2002
                                                              (In Millions)
                                                           Johnson       Linn
                                                           County       County

Hills Bank and Trust Company .......................       $  611       $   89
Branches of largest competing regional bank ........          234          591
Largest competing independent bank .................          345          331
Largest competing credit union .....................          219          278
Total Market in County .............................        1,713        3,099

THE ECONOMY

The Bank's primary trade territory is Johnson County, Iowa. Recent employment data indicates that the total employment in the county is approximately 68,500, of which 23,600 employees work for the University of Iowa or the University of Iowa Hospitals and Clinics. Other larger sectors of the economy are indicated above in the employment table of large employers. The University of Iowa's impact on the local economy has been to maintain employment levels because of record enrollments at the University of Iowa and to stabilize unemployment at approximately 2.0% for the past five years. Johnson County, Iowa has had one of the strongest economies in Iowa and has had substantial economic growth in the past ten years. The largest segment of the employed population is employed in management, professional or related occupations.

The State of Iowa continues to collect decreasing tax revenues while spending continues to increase, and the Iowa legislature has required the University of Iowa to reduce spending in the last two fiscal years. The University has reacted to its budget constraints without significant lay-offs and has continued to review and reduce employment, when necessary, through attrition. However, salary increases at the University have been minimal.

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which has historically been affected by commodity prices and weather. However, the Bank's total agricultural loans comprise only about 5% of the Bank's total loans.

The Bank also competes in Linn County, Iowa where it holds approximately 3% of the county's total deposits. Linn County, with a population of approximately 192,000, has a much higher dependence on manufacturing than Johnson County. Linn County has an employment labor force of 114,300 and similar to Johnson County has an unemployment rate of about 2%. Overall the economy in both Johnson and Linn County has not been adversely affected by the slow down in the national economy. It is expected that at some point the local economy will be adversely affected if the national economy remains sluggish.

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

The following is a summary of the material elements of the regulatory framework applicable to the Company and its subsidiary Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiary Bank.

Recent Regulatory Developments

The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act (the "Act"), was enacted on November 12, 1999. The Act allows eligible bank holding companies to engage in a wider range of nonbanking activities and grants them greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. A financial service corporation can engage in a number of financial activities including insurance and securities underwriting and other agency activities, merchant banking and insurance company portfolio investment activities. Activities that are ancillary to financial activities are also allowed. Additionally, the Act amends the federal securities laws to incorporate functional regulation of bank securities and activities and provides for the functional regulation of insurance activities by establishing which insurance products banks and bank subsidiaries may provide as principal. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines are financial in nature or incidental to any such financial activity.

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

Furthermore, the Act provides reform in transactions with the Federal Home Loan Bank by providing that banks with less than $500 million in assets may use long-term advances for loans to small businesses, small farms and small agri-businesses and by replacing the current $300 million funding formula for the refinance corporation ("REFCORP") obligations of the Federal Home Loan Bank to permit such obligations to equal twenty percent (20%) of the Federal Home Loan Bank's annual earnings.

In the area of privacy, the Act requires clear disclosure by all financial institutions of their privacy policies regarding the sharing of nonpublic information with both affiliates and third parties. Further, the Act requires a notice to consumers and an opportunity to "opt out" of sharing of nonpublic personal information with nonaffiliated third parties, subject to certain limited exceptions. The Act also reforms laws that regulate ATMs, Community Reinvestment Banks and Deposit Production Offices. Specifically, the Act requires ATM operators who impose a fee for use of an ATM by a noncustomer to post a notice both on the machine and on the screen that a fee will be charged and the amount of the fee, and further requires a notice when ATM cards are issued that surcharges may be imposed by other parties when transactions are initiated from ATMs not operated by the card issuer. The Act also clarifies that nothing in the act repeals any provision of the Continuity Reinvestment Act ("CRA"); however, the Act requires full disclosure of all CRA agreements and reduces the frequency of CRA exams for small banks and savings and loans (those with no more than $250 million in assets). The Act allows community banks all the powers as a matter of right that large institutions have accumulated on an ad hoc basis, including the ability to underwrite municipal bonds in the future. Finally, the Act expands the prohibition of deposit production offices contained in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") to include all branches of an out-of-state bank holding company.

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

Source of Strength Policy. According to Federal Reserve Board policy, bank/financial holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank/financial holding company may not be able to provide support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking or thrift subsidiary of a bank/financial holding company such as the Company or related to FDIC assistance provided to a subsidiary in danger of default - the other banking subsidiaries of such bank/financial holding company may be assessed for the FDIC's loss, subject to certain exceptions.

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

Regulatory Capital Requirements

Regulatory guidelines define capital and spell out the minimum acceptable capital levels for banks. The purpose of these guidelines is to increase depositor protection and to reduce deposit insurance fund losses. Currently, the three federal banking agencies use a "risk-based" approach to gauge bank capital. Under this approach, the agencies define what is to be included in bank capital and establish the minimum capital a bank must have primarily to protect it from the risk inherent in its asset holdings.

Risk-based capital guidelines divide capital into core and supplemental capital. Core or Tier I capital is similar to what is normally thought of as capital in other businesses. It consists primarily of common and certain preferred stock, surplus and undivided profits. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or nonbank businesses. Supplemental or Tier 2 capital consists, within certain specified limits, of such things as the allowance for loan losses, hybrid capital instruments and subordinated debt. These supplemental items are often forms of debt that are subordinate to claims of depositors and the FDIC. As such, they provide depositor protection and are included in bank capital. The sum of Tier 1 and Tier 2 capital, less certain deductions, represents a bank's total capital. In the capital guidelines, Tier 1 capital must constitute at least 50% of a bank's total capital. Thus, the use of Tier 2 capital is limited by the "hard" equity in a bank's capital structure.

As part of their capital adequacy assessment, the regulatory agencies convert a bank's assets, including off-balance sheet items, to risk-equivalent assets. The purpose of this conversion is to quantify the relative risk, primarily credit risk, in these assets and to determine the minimum capital necessary to compensate for this risk. For example, assets that pose little risk, such as cash held at the bank's offices and U. S. government securities, are weighted zero, meaning that no capital support is required for these assets. Assets that pose greater risk are weighted at 20%, 50% or 100% of their dollar value, indicating the level of capital support they require. Except for banks with large "off-balance sheet" asset positions, risk weighting will nearly always lower total assets requiring capital support. However, even if a bank held nothing but cash and U.S. securities, it would still be required to maintain capital support for these assets. The reason is that banks face more than credit risk (e.g., market risk), and these other risks require that banks maintain minimum levels of capital to protect the banks and their depositors.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. Current Federal Reserve minimum requirements for a well capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%. As of December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve's minimum and well-capitalized definition requirements, with a leverage ratio of 8.64%, with total Tier 1 risk-based capital ratio of 12.93% and a total risk-based capital ratio of 14.19%.

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

Regulation of the Bank

General. The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As an Iowa-chartered, FDIC insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Superintendent of Banking of the State of Iowa (the "Superintendent"), as the chartering authority for Iowa banks, and the FDIC, as administrator of the BIF.

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

Capital Requirements. Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. State banks normally must have a primary capital to total assets ratio of six and one-half percent (6 1/2 %). In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. The Superintendent defines the term "primary capital" to mean the sum of stockholders' equity and the allowance for loan losses less any intangible assets. In determining the primary capital ratio, the Superintendent uses the total assets as of the date of computation. At December 31, 2002, the primary capital to total assets ratio of the Bank exceeded the ratio required by the Superintendent.

Capital adequacy for banks took on an added dimension with the establishment of a formal system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). This system uses bank capital levels to trigger supervisory actions designed to quickly correct banking problems. Capital adequacy zones are used by the federal banking agencies to trigger these actions. The ratios and the definition of "adequate capital" are the same as those used by the agencies in their capital adequacy guidelines.

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

Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2002, the Bank was well capitalized, as defined by FDIC regulations.

Community Investment and Consumer Protection Laws. In the connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the Federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act.

The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of "outstanding," "satisfactory," "needs improvement" and "unsatisfactory." In 2002, the Community Reinvestment Act rating of the Company's banking subsidiary was either "outstanding" or "satisfactory."

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the Superintendent's examination and supervision operations. During the fiscal year ended December 31, 2002, the Bank paid supervisory assessments to the Superintendent totaling $7,952, for the period ending June 30, 2002. Effective July 1, 2002 the Superintendent has changed the method of computation of the supervisory assessment from billing for each state examination completed based on an hourly rate, to billing on an annual basis based on the assets of the bank, the expected hours needed to conduct examinations of that size bank and an additional amount if more work is required. It is expected that the Bank's total assessment on an annual basis will be $100,000. This would be an amount similar to the current assessment in a year in which a state examination would have been completed. For fiscal 2002 the assessment total was $40,547.

Dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. Historically, Iowa's intrastate branching statutes have been rather restrictive when compared with those of other states. Iowa's intrastate branching statutes were relaxed in recent legislation that became effective on February 21, 2001 (the "2001 Amendment"). The 2001 Amendment allows Iowa banks to move towards statewide branching by allowing every Iowa bank, with the approval of its primary regulator, to establish three new bank offices anywhere in Iowa during the next three years. The three offices are in addition to those offices allowed within certain restricted geographic areas under prior Iowa law. Effective July 1, 2004, the 2001 Amendment repeals all limitations on bank office location and effectively allows statewide branching. After that date, banks will be allowed to establish an unlimited number of offices in any location in Iowa subject only to regulatory approval.

Under the  Riegle-Neal  Act,  both  state and  national  banks  are  allowed  to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Iowa permits interstate bank mergers, subject to certain restrictions, including a prohibition against interstate mergers involving an Iowa bank that has been in existence and continuous operation for fewer than five years.

Miscellaneous. The Bank is subject to certain restrictions on loans to the Company or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company or its non-banking subsidiaries. The Bank is also subject to certain restrictions on most types of transactions with the Company or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

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

Regulatory Enforcement Authority. The enforcement powers available to federal and state banking regulators are substantial and include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institutions-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

AVERAGE BALANCES
(Average Daily Basis)

                                                               December 31,
                                                   ------------------------------------
                                                      2002         2001          2000
                                                   ------------------------------------
                                                            (Amounts In Thousands)
ASSETS
  Cash and due from banks ......................   $   27,815   $   24,493   $   20,347
  Taxable securities ...........................      143,422      132,227      121,499
  Nontaxable securities ........................       56,369       42,783       38,026
  Federal funds sold ...........................       34,827       29,551       11,358
  Loans, net ...................................      733,822      646,196      600,215
  Property and equipment, net ..................       21,598       18,889       13,675
  Other assets .................................       21,650       19,575       16,129
                                                   ------------------------------------
                                                   $1,039,503   $  913,714   $  821,249
                                                   ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Noninterest-bearing demand deposits ..........   $   92,145   $   78,687   $   69,246
  Interest-bearing demand deposits .............       96,054       76,366       66,090
  Savings deposits .............................      194,230      169,561      154,121
  Time deposits ................................      381,973      357,882      309,565
  Securities sold under agreements to repurchase       21,240       17,444       14,665
  FHLB borrowings ..............................      153,543      123,211      128,043
  Other liabilities ............................        6,173        5,924        5,569
  Redeemable common stock held by
    Employee Stock Ownership Plan ..............       12,572       11,872       11,251
  Stockholders' equity .........................       81,573       72,767       62,699
                                                   ------------------------------------
                                                   $1,039,503   $  913,714   $  821,249
                                                   ====================================

INTEREST INCOME AND EXPENSE

                                                       Year Ended December 31,
                                                     ---------------------------
                                                      2002      2001      2000
                                                     ---------------------------
                                                        (Amounts In Thousands)
Income:
  Loans (1) ......................................   $54,491   $53,121   $50,267
  Taxable securities .............................     7,412     7,670     7,481
  Nontaxable securities (1) ......................     3,433     2,924     2,624
  Federal funds sold .............................       520     1,132       698
                                                     ---------------------------
        Total interest income ....................    65,856    64,847    61,070
                                                     ---------------------------

Expense:
  Interest-bearing demand deposits ...............     1,094     1,412     1,566
  Savings deposits ...............................     2,900     4,611     5,615
  Time deposits ..................................    18,300    20,611    17,690
  Securities sold under agreements to repurchase .       375       617       699
  FHLB borrowings ................................     8,472     7,184     7,494
                                                     ---------------------------
        Total interest expense ...................    31,141    34,435    33,064
                                                     ---------------------------

        Net interest income ......................   $34,715   $30,412   $28,006
                                                     ===========================

(1) Presented on a tax equivalent basis using a federal tax rate of 34% and state tax rates of 5%.

INTEREST RATES AND INTEREST DIFFERENTIAL


                                                         Year Ended December 31,
                                                         ----------------------
                                                         2002     2001     2000
                                                         ----------------------

Average yields:
  Loans (1) .........................................    7.41%    8.20%    8.34%
  Loans (tax equivalent basis) ......................    7.43     8.22     8.37
  Taxable securities ................................    5.17     5.80     6.15
  Nontaxable securities .............................    4.02     4.51     4.55
  Nontaxable securities (tax equivalent basis) ......    6.09     6.83     6.90
  Federal funds sold ................................    1.49     3.85     6.15
  Interest-bearing demand deposits ..................    1.14     1.85     2.37
  Savings deposits ..................................    1.49     2.72     3.64
  Time deposits .....................................    4.79     5.76     5.71
  Securities sold under agreements to repurchase ....    1.79     3.53     4.77
  FHLB borrowings ...................................    5.52     5.83     5.85
  Yield on average interest-earning assets ..........    6.80     7.62     7.92
  Rate on average interest-bearing liabilities ......    3.68     4.63     4.92
  Net interest spread (2) ...........................    3.12     2.99     3.00
  Net interest margin (3) ...........................    3.58     3.58     3.62

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

CHANGES IN INTEREST INCOME AND EXPENSE

                                                    Changes Due  Changes Due    Total
                                                     To Volume     To Rates    Changes
                                                    ----------------------------------
                                                           (Amounts In Thousands)
Year ended December 31, 2002:
  Change in interest income:
    Loans ........................................   $ 6,777      $(5,407)     $ 1,370
    Taxable securities ...........................       617         (875)        (258)
    Nont axable securities .......................       852         (343)         509
    Federal funds sold ...........................       177         (789)        (612)
                                                     ---------------------------------
                                                       8,423       (7,414)       1,009
                                                     ---------------------------------
  Change in interest expense:
    Interest-bearing demand deposits .............       308         (626)        (318)
    Savings deposits .............................       598       (2,309)      (1,711)
    Time deposits ................................     1,321       (3,638)      (2,317)
    Securities sold under agreements to repurchase       114         (350)        (236)
    FHLB borrowings ..............................     1,687         (399)       1,288
                                                     ---------------------------------
                                                       4,028       (7,322)      (3,294)
                                                     ---------------------------------
  Change in net interest income ..................   $ 4,395      $   (92)     $ 4,303
                                                     =================================

Year ended December 31, 2001:
  Change in interest income:
    Loans ........................................   $ 3,763      $  (920)     $ 2,843
    Taxable securities ...........................       637         (440)         197
    Nontaxable securities ........................       325          (27)         298
    Federal funds sold ...........................       779         (340)         439
                                                     ---------------------------------
                                                       5,504       (1,727)       3,777
                                                     ---------------------------------
  Change in interest expense:
    Interest-bearing demand deposits .............       221         (375)        (154)
    Savings deposits .............................       520       (1,524)      (1,004)
    Time deposits ................................     2,767          154        2,921
    Securities sold under agreements to repurchase       120         (202)         (82)
    FHLB borrowings ..............................      (284)         (26)        (310)
                                                     ---------------------------------
                                                       3,344       (1,973)       1,371
                                                     ---------------------------------
Change in net interest income ....................   $ 2,160      $   246      $ 2,406
                                                     =================================

Rate volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

LOANS

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.

                                                 December 31,
                            ----------------------------------------------------
                              2002       2001       2000       1999       1998
                            ----------------------------------------------------
                                            (Amounts In Thousands)

Agricultural ............   $ 37,937   $ 34,304   $ 28,560   $ 27,302   $ 32,318
Commercial and financial      46,828     44,363     37,832     36,848     39,438
Real estate, construction     47,201     40,430     38,184     40,879     28,476
Real estate, mortgage ...    628,110    538,832    499,010    439,072    338,871
Loans to individuals ....     32,906     34,713     33,715     31,030     30,664
                            ----------------------------------------------------
        Total ...........   $792,982   $692,642   $637,301   $575,131   $469,767
                            ====================================================

There were no foreign loans outstanding for any of the years presented

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 2002:

                                          Amount    One Year      One To    Over Five
                                         Of Loans  Or Less (1)  Five Years    Years
                                         --------------------------------------------
                                                   (Amounts In Thousands)
Commercial, financial and agricultural   $ 84,765   $ 46,961     $ 33,574    $  4,230
Real estate, construction and mortgage    675,311     82,051      216,792     376,468
Other ................................     32,906     15,328       17,230         348
                                         --------------------------------------------
                                         $792,982   $144,340     $267,596    $381,046
                                         ============================================

The types of interest rates applicable to these principal payments are shown below:

                               Amount       One Year       One To      Over Five
                              Of Loans     Or Less (1)   Five Years       Years
                              --------------------------------------------------
                                                   (Amounts In Thousands)

Fixed rate .............      $385,085      $ 92,665      $253,985      $ 38,435
Variable rate ..........       407,897        51,675        13,611       342,611
                              --------------------------------------------------
                              $792,982      $144,340      $267,596      $381,046
                              ==================================================

(1) A significant portion of the commercial loans are due in one year or less. A significant percentage of the notes are re-evaluated prior to their maturity and are likely to be extended.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Company's nonaccrual, past due, restructured and impaired loans as of December 31 for each of the years presented:

                                  2002      2001      2000      1999      1998
                                 -----------------------------------------------
                                              (Amounts In Thousands)

Nonaccrual loans .............   $ 1,538   $ 1,001   $   618   $    --   $    12
Accruing loans past due
  90 days or more ............     2,516     2,921     2,143     1,320       945
Restructured loans ...........       --        --        --        --        --
Impaired loans ...............    16,261    11,288    11,068     9,265     8,956

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

Impaired loans increased as of December 31, 2002 from December 31, 2001 by $4,973,000. The increase was primarily related to swine production loans of $3,212,000 and other agricultural loans that are impaired which increased $1,543,000.

Specific allowance for losses on impaired loans are established if the loan balances exceed the net present value of the future cash flows or the fair value of the collateral if the loan is collateral dependent.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank's loan loss experience for each of the last five years:

                                                     Year Ended December 31,
                                       ---------------------------------------------------
                                         2002      2001       2000       1999       1998
                                       ---------------------------------------------------
                                                   (Amounts In Thousands)
Allowance for loan losses
  at beginning of year .............   $ 9,950    $10,428    $ 9,750    $ 8,856    $ 8,010
                                       ---------------------------------------------------
Charge-offs:
  Agriculture ......................        33         35         26         60          4
  Commercial and financial .........       562      1,225        522        181        431
  Real estate, mortgage ............       390        557        254        104        132
  Loans to individuals .............       803        724        372        418        401
                                       ---------------------------------------------------
                                         1,788      2,541      1,174        763        968
                                       ---------------------------------------------------
Recoveries:
  Agriculture ......................       116         72        153        157        125
  Commercial and financial .........       371        289        276        260        256
  Real estate, mortgage ............       402        362        118         30        100
  Loans to individuals .............       625        416        357        310        417
                                       ---------------------------------------------------
                                         1,514      1,139        904        757        898
                                       ---------------------------------------------------
Net charge-offs ....................       274      1,402        270          6         70
                                       ---------------------------------------------------
Provision for loan losses (1) ......     2,449        924        948        900        916
                                       ---------------------------------------------------
Allowance for loan losses
  at end of year ...................   $12,125    $ 9,950    $10,428    $ 9,750    $ 8,856
                                       ===================================================

Ratio of net charge-offs during year
  to average loans outstanding .....      0.04%      0.22%      0.04%      0.00%      0.02%
                                       ===================================================

(1) For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrowers' ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio is a significant element in the determination of the provision for loan losses. It is not expected at this time that the provision for loan losses will have material increases in 2003 related to agricultural loans, primarily swine production. However the Company will continue to evaluate the loan portfolio on a quarterly basis.

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

In addition, the Bank's management also reviews and, where determined necessary, provides allowances based upon reviews of specific borrowers and provides general allowances for areas that management believes are of higher credit risk (agricultural loans and constructed model real estate homes as of December 31, 2002).

The following table presents the allowance for estimated loan losses on loans by type of loans and the percentage in each category to total loans as of December 31, 2002 and 2001:

                                              2002                      2001
                                      ---------------------------------------------------
                                                  % Of Loans                 % Of Loans
                                      Amount    To Total Loans    Amount   To Total Loans
                                      ---------------------------------------------------
                                         (In Thousands)             (In Thousands)
Agriculture ......................    $ 2,219        4.78%        $ 1,032       4.95%
Commercial .......................      1,374        5.91           1,714       6.40
Real estate, construction ........        975        5.95             770       5.84
Real estate ......................      6,638       79.21           5,722      77.80
Consumer .........................        919        4.15             712       5.01
                                      -----------------------------------------------
                                      $12,125      100.00%        $ 9,950     100.00%
                                      ===============================================

In reviewing the allocation of the allowance for loan losses changes between 2002 and 2001 in the various risk categories of loans, the largest change is in the agriculture area that increased $1,187,000. This change is principally due to swine production loans, and an increase in the volume of loans that are now classified as watch or potential watch increasing $3.3 million. In addition, substandard loans relating to swine production increased to $4.9 million at December 31, 2002 from $1.4 million at December 31, 2001. Hog prices while averaging $44.50 and $46.57 per hundred weight in 2000 and 2001 dropped to an average of $34.34 in 2002, with the average breakeven in the industry being approximately $40.00 per hundred weight loan loss exposure exists in these types of loans.

The other large change in the allowance occurred for real estate loans. Net real estate mortgage loans outstanding increased from $538.8 million at December 31, 2001 to $628.1 million at December 31, 2002. The allowance related to 1 to 4 family real estate loan risk category increased $625,000 and the commercial real estate loan allocation increased $471,000. The loss rate allocation for these types of loans increased slightly between years as past due loans over 90 days and nonperforming 1 to 4 family loans at December 31, 2002 were $2.3 million. Approximately $520,000 of the increases for these loans were due to the net increases in loans of $89.3 million between years.

Anticipated charge-offs of the above categories are not determinable at December 31, 2002; however, management does not believe there are any categories of loans where future charge-offs are likely to be higher than the allowances provided.

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities which are principally held by the Bank as of December 31, 2002, 2001 and 2000 and the maturities and weighted average yield of the investment securities as of December 31, 2002:

                                                            December 31,
                                                  ------------------------------
                                                    2002       2001       2000
                                                  ------------------------------
                                                      (Amounts In Thousands)
Carrying value:
U. S. Treasury securities .....................   $  6,365   $ 12,073   $ 18,318
Obligations of other U. S. Government
agencies and corporations .....................    134,936    123,165     95,036
Obligations of state and political subdivisions     64,528     46,913     39,923
                                                  ------------------------------
                                                  $205,829   $182,151   $153,277
                                                  ==============================

                                                                                    December 31, 2002
                                                                               -------------------------
                                                                                                Weighted
                                                                               Carrying          Average
                                                                                 Value            Yield
                                                                               -------------------------
                                                                                 (Amounts In Thousands)
Type and maturity grouping:
  U. S. Treasury maturities:
    Within 1 year ..........................................................   $  2,018            5.82%
    From 1 to 5 years ......................................................      4,347            6.60
                                                                               --------
                                                                                  6,365
                                                                               --------

Obligations of other U. S. Government agencies and corporations, maturities:
  Within 1 year ............................................................     32,744            5.31%
  From 1 to 5 years ........................................................    102,192            4.70
                                                                               --------
                                                                                134,936
                                                                               --------

Obligations of state and political subdivisions, maturities:
  Within 1 year ............................................................     12,507            4.35%
  From 1 to 5 years ........................................................     31,824            5.92
  From 5 to 10 years .......................................................     19,697            5.94
  Over 10 years ............................................................        500            6.26
                                                                               --------
                                                                                 64,528
                                                                               --------
        Total ..............................................................   $205,829
                                                                               ========

INVESTMENT SECURITIES

As of December 31, 2002, there were no investment securities, exceeding 10% of stockholders' equity, other than securities of the U. S. Government and U. S. Government agencies and corporations.

The weighted average yield is based on the amortized cost of the investment securities. The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5%.

DEPOSITS

The following tables show the amount of average deposits and rates paid on such deposits for the years ended December 31, 2002, 2001 and 2000 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2002:

                                                                December 31,
                                       -----------------------------------------------------------
                                         2002      Rate       2001      Rate       2000      Rate
                                       -----------------------------------------------------------
Average noninterest-bearing deposits   $ 92,145    0.00%    $ 78,687    0.00%    $ 69,246    0.00%
Average interest-bearing demand
  deposits .........................     96,054    1.14       76,366    1.85       66,090    2.37
Average savings deposits ...........    194,230    1.49      169,561    2.72      154,121    3.64
Average time deposits ..............    381,973    4.79      357,882    5.76      309,565    5.71
                                       --------             --------             --------
                                       $764,402             $682,496             $599,022
                                       ========             ========             ========

Time certificates issued in amounts
  of $100,000 or more as of             Amount     Rate
  December 31, 2002 with               -----------------
  maturity in:
  3 months or less .................   $ 11,589    4.29%
  3 through 6 months ...............      7,779    3.73
  6 through 12 months ..............     11,168    3.23
  Over 12 months ...................     30,000    4.11
                                       --------
                                       $ 60,536
                                       ========

There were no deposits in foreign banking offices.

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders' equity to average assets ratio for the years ended December 31, 2002, 2001 and 2000:

                                                                  December 31,
                                                           ------------------------
                                                            2002     2001     2000
                                                           ------------------------
Return on average assets ............................       1.10%    1.11%    1.14%
Return on average stockholders' equity ..............      14.05    13.94    14.94
Dividend payout ratio ...............................      22.87    23.58    23.18
Average stockholders' equity to average assets ratio        7.85     7.96     7.63

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased during 2002, 2001 and 2000:

                                                   2002       2001        2000
                                                  ------------------------------
                                                      (Amounts In Thousands)

Outstanding balance as of December 31 .........   $20,798    $22,409    $16,561
Weighted average interest rate at year end ....      1.52%      2.36%      4.80%
Maximum month-end balance .....................    28,882     22,711     16,678
Average month-end balance .....................    21,240     17,444     14,665
Weighted average interest rate for the year ...     1.79%      3.53%      4.77%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates during 2002, 2001 and 2000:

                                                 2002        2001        2000
                                               ---------------------------------
                                                   (Amounts In Thousands)

Outstanding balance as of December 31 ......   $167,606    $137,637    $120,668
Weighted average interest rate at year end .      5.35%       5.57%       5.79%
Maximum month-end balance ..................    167,637     137,637     148,700
Average month-end balance ..................    153,543     123,211     128,043
Weighted average interest rate for the year       5.52%       5.83%       5.85%

PART I

Item 2.   Properties

The Company's office and the main bank of the Bank are located at 131 Main Street, Hills, Iowa. This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, the Bank completed a two-story brick addition in February 2001. With the completion of the 2001 addition, all bank processing and administrative systems, including trust, were consolidated in Hills, Iowa. A majority of these operations previously were located in the Bank's Coralville office. As a result of the consolidation, sixty-five full-time and part-time employees were relocated.

The other offices of Hills Bank and Trust are as follows:

1. The Iowa City office, located at 1401 South Gilbert Street, is a one-story brick building containing approximately 15,400 square feet. The branch has five drive-up teller lanes and a drive-up, 24-hour automatic teller machine. The Bank's trust department customer service representatives are located here. This building was constructed in 1982 and has been expanded several times, most recently in 1998.

2. The Coralville office is a two-story building built in 1972 and expanded in 2001 that contains approximately 23,000

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

10. In March of 2002, Hills Bank opened its eleventh office, and the second office location in the Cedar Rapids market. The new 11. In August of 2002, Hills Bank and Trust Company began an extensive remodeling of property located at 800 11th Street in Marion, Iowa. The office is a two-story building having approximately 8,400 square feet with three drive-up lanes and a drive-up ATM. The full service office opened on February 10, 2003.

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.

Item 3.   Legal Proceedings

There are no material pending legal proceedings.

Neither the Company nor the Bank hold any properties that are the subject of hazardous waste clean-up investigations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 2002.

PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

There is no established trading market for the Company's common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. A bid and ask price is quoted in an Iowa City local paper and the quotes are provided by a local broker. The Company's stock is not actively traded. As of March 17, 2003, the Company had 1,366 stockholders.

Based on the Company's stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:

-------------------------------------------------------------------
             Number                         High              Low
            Of Shares        Number Of     Selling          Selling
Year         Traded        Transactions     Price            Price
-------------------------------------------------------------------

2002         16,917             22         $ 88.00          $ 82.00
2001          9,273             28           82.00            77.00
2000         14,187             16           77.00            70.00

The Company paid aggregate annual cash dividends in 2002, 2001 and 2000 of $2,622,000, $2,392,000 and $2,171,000, respectively, or $1.75 per share in 2002,
$1.60 per share in 2001 and $1.45 per share in 2000. In January 2003, the Company declared and paid a dividend of $1.90 per share totaling $2,852,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

As of December 31, 2002, stock option information is as follows:

Number of shares that would be issued if all options were exercised       27,815

Weighted average price of options outstanding                            $ 46.99

Number of additional shares that could be granted                         53,156

There are no stock option plans that have not been approved by the stockholders.

PART II

Item 6.   Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

                                             2002            2001             2000          1999            1998
                                         ---------------------------------------------------------------------------
YEAR-END TOTALS (Amounts in Thousands)
  Total assets .......................   $ 1,098,547     $   976,105     $   875,750     $   773,966     $   689,787
  Investment securities ..............       214,211         189,960         161,066         156,198         149,350
  Federal funds sold .................        32,514          29,428          28,065             206          36,811
  Loans, net .........................       780,857         682,692         626,873         565,381         460,911
  Deposits ...........................       802,321         720,018         652,706         562,086         534,151
  Federal Home Loan Bank borrowings ..       167,606         137,637         120,668         108,700          75,732
  Redeemable common stock ............        12,951          12,194          11,550          10,953           9,301
  Stockholders' equity ...............        88,084          78,155          68,524          60,264          56,452

EARNINGS (Amounts in Thousands)
  Interest income ....................   $    64,561     $    63,718     $    59,992     $    51,121     $    47,289
  Interest expense ...................        31,141          34,435          33,064          26,313          25,254
  Provision for loan losses ..........         2,449             924             948             900             916
  Other income .......................        10,230           9,257           7,514           6,437           5,811
  Other expenses .....................        24,615          22,859          20,069          18,309          16,438
  Applicable income taxes ............         5,122           4,613           4,059           3,570           3,006
  Net income .........................        11,464          10,144           9,366           8,466           7,486

PER SHARE Net income:
  Basic ..............................   $      7.65     $      6.78     $      6.26     $      5.70     $      5.10
  Diluted ............................          7.58            6.72            6.21            5.66            5.02
  Cash dividends .....................          1.75            1.60            1.45            1.30            1.20
  Book value as of December 31 .......         58.68           52.15           45.82           40.29           38.42
  Increase (decrease) in book value
   due to:
  ESOP obligation ....................         (8.63)          (8.14)          (7.72)          (7.32)          (6.33)
  Accumulated other
    comprehensive income .............          3.15            2.02            0.47           (0.66)           0.81

SELECTED RATIOS
  Return on average assets ...........          1.10%           1.11%           1.14%           1.18%           1.17%
  Return on average equity ...........         14.05           13.94           14.94           14.54           14.12
  Net interest margin ................          3.58            3.58            3.62            3.83            3.81
  Average stockholders' equity to
   average total assets ..............          7.85            7.96            7.63            8.11            8.25
  Dividend payout ratio ..............         22.87           23.58           23.18           22.56           23.52

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

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan Losses". Although management believes the levels of the allowance as of both December 31, 2002 and 2001 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

The Company's other critical accounting policies that affect net income are the accrual of interest income and expense. Interest is accrued at the stated rate on the outstanding balances of all interest-earning assets and interest-bearing liabilities. The Company discontinues accruing interest income on certain loans when there is reasonable doubt about the borrower's ability to make all the principal and interest payments. Other critical policies that affect the Company's balance sheet are the fair value of investment securities available-for-sale and the Company's maximum cash obligation related to its obligation to redeem common stock held by the ESOP.

Financial Position

Year End Amounts (Amounts
    In Thousands)                       2002         2001         2000         1999        1998
---------------------------------------------------------------------------------------------------
Loans, net of allowance for losses   $  780,857   $  682,692   $  626,873   $  565,381   $  460,911
Investment securities ............      214,211      189,960      161,066      156,198      149,350
Deposits .........................      802,321      720,018      652,706      562,086      534,151
Federal Home Loan Bank borrowings       167,606      137,637      120,668      108,700       75,732
Stockholders' equity .............       88,084       78,155       68,524       60,264       56,452
Total assets .....................    1,098,547      976,105      875,750      773,966      689,787

In 2002, total assets grew $122.4 million, ahead of the record growth of $101.8 million for 2000. The percentage increase in total assets was 12.54% in 2002, compared to 11.46% in 2001. Asset growth for both years was primarily reflected in higher loan balances and investment securities.

In 2002, net loans increased by $98.2 million, including $96.0 million in real estate loans. For the year 2001, net loans increased $55.8 million, and $42.1 million of the increase was attributable to real estate mortgage loans. Declining interest rates in both 2002 and 2001 with forty year lows have helped housing starts and new real estate development projects in the Bank's trade territory.

Deposits increased $82.3 million, or 11.43 % in 2002 compared to an increase of 10.31% in 2001. After several years of slower deposit growth, the past two years have seen substantial deposit growth. In 2002, the increase in net deposits resulted from continued uncertainties in the stock market that has led investors to move their funds to bank deposits. The addition and renovation of branch banks has assisted in bringing new customers to the Bank with two recent additions in Cedar Rapids, Iowa, one established in 2000 and the other in early 2002. In 2002 and 2001, the Company has also borrowed from the Federal Home Loan Bank, and such borrowings increased by a net $30 million in 2002 and $17 million in 2001. The advances were used to fund loan growth and lock in low interest rates.

Components of Diluted Earnings Per Share

                                                  2002         2001         2000
                                               -----------------------------------
Net interest income .....................      $   22.11    $   19.40    $   17.85
Provision for loan losses ...............          (1.62)       (0.61)       (0.63)
Noninterest income ......................           6.77         6.13         4.98
Noninterest expense .....................         (16.29)      (15.14)      (13.30)
                                               -----------------------------------
        Income before income taxes ......          10.97         9.78         8.90
Income tax expense ......................          (3.39)       (3.06)       (2.69)
                                               -----------------------------------
        Net income ......................      $    7.58    $    6.72    $    6.21
                                               ===================================

Net income for 2002 reached a record high of $11,464,000, or diluted earnings per share of $7.58. The rate of increase in earnings in 2002 is 13.01% compared to 8.31% in 2001. For 2002, diluted earnings per share increased $.86 per share, while 2001 results had increased $.51 per share. For the year ended December 31, 2001, net income increased by $778,000 from the 2000 results. For both 2002 and 2001, the Company's net interest income has benefited from substantial growth in average earning assets and a stable net interest margin.

The Company has consistently benefited from a high quality loan portfolio and a strong local economy. Because the loan portfolio is concentrated in well-secured real estate loans, the Bank has not needed higher provisions for loan losses. However, in 2002 the provision for loan losses was substantially higher than in 2001 and 2000 and is discussed in the provision for loan losses section.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The measure is shown on a tax-equivalent basis to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 2002 as follows:

                                                                      Increase (Decrease)
                                          Change In  Change In   -----------------------------
                                           Average    Average    Volume      Rate        Net
                                           Balance      Rate     Changes    Changes     Change
                                          ----------------------------------------------------
                                                         (Amounts In Thousands)
Interest income:
  Loans, net ...........................   $ 87,626    (0.79)%   $ 6,777    $(5,407)   $ 1,370
  Taxable securities ...................     11,195    (0.63)        617       (875)   $  (258)
  Nontaxable securities ................     13,586    (0.74)        852       (343)   $   509
  Federal funds sold ...................      5,276    (2.36)        177       (789)   $  (612)
                                           ---------------------------------------------------
                                           $117,683              $ 8,423    $(7,414)   $ 1,009
                                           --------              -----------------------------
Interest expense:
  Interest-bearing demand deposits .....   $19,688     (0.71)%       308       (626)      (318)
  Savings deposits .....................    24,669     (1.23)        598     (2,309)    (1,711)
  Time deposits ........................    24,091     (0.97)      1,321     (3,638)    (2,317)
  Federal funds purchased and securities
    sold under agreements to repurchase      3,796     (1.74)        114       (350)      (236)
  FHLB borrowings ......................    30,332     (0.31)      1,687       (399)     1,288
                                          --------               -----------------------------
                                          $102,576               $ 4,028    $(7,322)   $(3,294)
                                          --------               -----------------------------
Change in net interest income ..........                         $ 4,395    $   (92)   $ 4,303
                                                                 =============================

Net interest income changes for 2001 were as follows:

                                     Change In   Effect Of  Effect Of
                                      Average     Volume      Rate         Net
                                      Balance     Changes    Changes     Change
                                     -------------------------------------------
                                                (Amounts In Thousands)
Interest-earning assets ..........   $79,659     $ 5,504     $(1,727)    $ 3,777
Interest-bearing liabilities .....    71,980       3,344      (1,973)    $ 1,371
                                                 -------------------------------
Change in net interest income ....               $ 2,160     $   246     $ 2,406
                                                 ===============================

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)                                     2002    2001    2000
--------------------------------------------------------------------------------

Yield on average interest-earning assets .............     6.80%   7.62%   7.92%
Rate on average interest-bearing liabilities .........     3.68    4.63    4.92
                                                           ---------------------
Net interest spread ..................................     3.12    2.99    3.00
Effect of noninterest-bearing funds ..................     0.46    0.59    0.62
                                                           ---------------------
Net interest margin (tax equivalent interest income
  divided by average interest-earning assets) ........     3.58%   3.58%   3.62%
                                                           =====================

Provision For Loan Losses

The provision for loan losses totaled $2,449,000, $924,000 and $948,000 for 2002, 2001 and 2000, respectively. Charge-offs, net of recoveries, were $274,000 for 2002, $1,402,000 for 2001 and $270,000 for 2000, respectively. Although net charge-offs for 2002 decreased from the prior year, the provision for loan losses increased to reflect the estimated loan losses in the loan portfolio at December 31, 2002.

The allowance for loan losses totaled $12,125,000 at December 31, 2002 compared to $9,950,000 at December 31, 2001. The percentage of the allowance to outstanding loans was 1.53% and 1.44% at December 31, 2002 and 2001, respectively. The increase in the allowance was based on management's consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loan and spec real estate construction) and overall increases in net loans outstanding. The methodology used in 2002 is consistent with the prior year. Beginning in 2001, the Bank refined the methodology used to compute the allowance for loan losses, primarily by applying estimated loss rates to several risk categories of loans instead of more general categories of loans. The estimated loss rates used in 2001 increased because management believes there were several early indicators of an economic slowdown in the area. The primary indicator in Johnson County is the tightening of the budget for the University of Iowa and the possibility of staffing cutbacks and wage constraints.

Agricultural loans totaled $37,937,000 and $34,304,000 at December 31, 2002 and 2001, respectively. Management has assessed the risks for agricultural loans higher than other loans due to unpredictable commodity prices, the effects of weather on crops and uncertainties regarding government support programs. In particular, loans that are in the swine production segment continue to be of major concern as prices for hogs are subject to severe fluctuations. Therefore, the allowance for loan losses includes general and specific reserves for these loans.

The University of Iowa has a dominant economic effect on the economy of the Bank's primary trade area, Johnson County, Iowa, and in 2002 and 2001, the University has helped the local economy remain strong even when the national economy has experienced weaknesses. However, in the last fifteen months the economy of the state of Iowa has weakened and the University continues to suffer from budget cuts. For its fiscal year beginning July 1, 2003 the University expects continued budget constraints. The possible effects on the local economy cannot be predicted, but are likely to weaken the economy in future years.

The allowance for loan losses is sensitive to the underlying collateral value of real estate, especially in Johnson County, Iowa. Real estate values are affected by the inventory of unsold properties, vacancy rates for residential rental units, the supply and demand for commercial and retail space and overall employment and retail sales. Overbuilding in the area could lower the fair value of properties and affect the allowance for loan losses. Likewise, the possibility of sharply higher interest rates could affect the ability of some borrowers to make scheduled interest and principal payments. The above factors could, but are not reasonably expected, to have a material effect on the allowance for loan losses.

Other Income

Dollars Per Share, Based on Weighted
Average Diluted Shares Outstanding                2002        2001        2000
--------------------------------------------------------------------------------

Real estate origination fees ...............    $   1.32    $   0.77    $   0.21
Trust fees .................................        1.56        1.59        1.58
Deposit account charges and fees ...........        2.18        2.06        1.70
Other fees and charges .....................        1.71        1.71        1.49
                                                --------------------------------
                                                $   6.77    $   6.13    $   4.98
                                                ================================

In 2002, the Company's total other income increased $973,000 compared to the prior year. Real estate origination fee revenue for 2002 increased over the prior year by $826,000 due to continued low interest rates that enabled borrowers to re-finance. Interest rates on secondary market loans averaged under 6.50% the last half of 2002 compared to 7.10% in 2001 and 8.20% in 2000. In addition, the increase in customer deposit accounts, along with changes in the fee structure, accounted for a $189,000 increase in deposit account charges and fees. Trust fees in 2002 were virtually unchanged from 2001, a $47,000 increase. The number of trust accounts under management increased in 2002 but the continued decline in stock values had the effect of reducing trust fees which are based on asset value. Approximately 47% of the trust assets are held in common stock and the major stock market averages declined in 2002 (including the Dow Jones Industrial Average which was down approximately 16% in 2002). Total other income reached a record high of $6.77 per share in 2002.

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

Other Expenses

Dollars Per Share, Based on Weighted
Average Diluted Shares Outstanding                2002       2001         2000
--------------------------------------------------------------------------------

Salaries and employees benefits ............   $    9.05   $    7.86   $    7.06
Occupancy ..................................        1.20        1.21        0.94
Furniture and equipment ....................        1.91        1.86        1.43
Office supplies and postage ................        0.77        0.79        0.75
Other ......................................        3.36        3.42        3.12
                                               ---------------------------------
                                               $   16.29   $   15.14   $   13.30
                                               =================================

Other expenses increased $1,756,000 in 2002. Of the increase, salaries and benefits accounted for $1,804,000, occupancy and furniture and equipment expense accounted for $76,000 of the increase and all other expenses decreased $124,000. The salaries and employee benefits increased as a direct result of salary adjustments for 2002 and staff additions primarily at the new office locations. Total full-time equivalent employees increased between years by twenty-four. The benefits include a $150,000 increase in medical insurance costs due to increasing medical costs. The increased occupancy and furniture and equipment expense was the result of new locations added and new equipment purchases both in 2001 and 2002. Other expenses decreased $124,000 between 2001 and 2002. The other expenses in 2001 included $261,000 for amortization of intangible assets, which consisted principally of goodwill, equal to the excess of cost over fair value of net assets acquired in business combinations of two banks in 1996 accounted for under the purchase method. As discussed in the section of Impact of Recently Issued Accounting Standards amortization of goodwill with an indefinite life was suspended on January 1, 2002.

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

Income Taxes

Income tax expense was $5,122,000, $4,613,000 and $4,059,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The corresponding percentage of income taxes compared to income before income taxes is 30.88% in 2002, 31.26% in 2001 and 30.23% in 2000.

Impact of Recently Issued Accounting Standards

The FASB has issued Statement No. 143, "Accounting for Asset Retirement Obligations" which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. For the Company, the Statement is effective January 1, 2003, but its implementation will not have any impact on the financial statements.

The FASB has issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is applicable to debt extinguishments and their classification; certain sale-leaseback transactions and intangible assets of motor carriers. Implementation of these provisions of the Statement had no effect and is not expected to have a material impact on the Company's financial statements.

The FASB has issued Statement No.146, "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Implementation of the Statement is not expected to have a material impact on the Company's financial statements.

The FASB has issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company's consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002.

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 2002, the Company's interest rate sensitivity report is as follows (amounts in thousands):

                         Repricing                            Days
                        Maturities    --------------------------------------------------     More Than
                        Immediately      2-30          31-90        91-180       181-365      One Year     Total
                        -------------------------------------------------------------------------------------------

Earning assets:
  Federal funds sold    $   32,514    $       --    $       --    $       --   $       --   $       --   $   32,514
  Investment
    securities ......         --           4,665         4,600        20,323       16,647      167,976      214,211
  Loans .............         --          63,518        25,582        28,816       68,869      606,197      792,982
                        -------------------------------------------------------------------------------------------
        Total .......       32,514        68,183        30,182        49,139       85,516      774,173    1,039,707
                        -------------------------------------------------------------------------------------------
Sources of funds:
  Interest-bearing
    checking and
    savings accounts       118,463            --            --            --           --      181,842      300,305
  Certificates of
    deposit .........           --        24,883        48,302        39,759       61,651      219,589      394,184
  Other borrowings -
    FHLB ............           --        60,000        30,000            --           --       77,606      167,606
  Repurchase
    agreements and
    federal funds ...       20,798            --            --            --           --           --       20,798
                        -------------------------------------------------------------------------------------------
                           139,261        84,883        78,302        39,759       61,651      479,037      882,893
Other sources,
  primarily
  noninterest-
  bearing ...........           --            --            --            --           --      107,833      107,833
                        -------------------------------------------------------------------------------------------
        Total sources      139,261        84,883        78,302        39,759       61,651      586,870      990,726
                        -------------------------------------------------------------------------------------------
Repricing
  differences .......   $ (106,747)   $  (16,700)   $  (48,120)   $    9,380   $   23,865   $  187,303   $   48,981
                        ===========================================================================================

The table set forth above includes the portion of the balances in interest-bearing checking, savings and money market accounts that management has estimated to mature within on year. The classifications are used because the Bank's historical data indicates that these have been very stable deposits without much interest rate fluctuation. Historically, these accounts would not need to be adjusted upward as quickly in a period of rate increases so the interest risk exposure would be less than the re-pricing schedule indicates. The FHLB borrowings are classified based on their callable dates because they may be called if interest rates rise over current rates.

Inflation

Inflation has an impact on the growth of total assets and has resulted in the need to increase equity capital to maintain an appropriate equity to asset ratio. The results of operations have been affected by inflation, but the effect has been minimal.

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $1,856,000 as of December 31, 2002. In 2002, the holding company received dividends of $2,623,000 from its subsidiary bank and used those funds to pay dividends to its stockholders of $2,622,000.

As of December 31, 2002 and 2001, stockholders' equity, before deducting for the maximum cash obligation related to ESOP, was $101,035,000 and $90,349,000, respectively. This measure of equity as a percent of total assets was 9.20% at December 31, 2002 and 9.26% at December 31, 2001. As of December 31, 2002, total equity was 8.02% of assets compared to 8.01% of assets at the prior year end. The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary bank, which affects the Bank's dividends to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary bank, certain of its retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company total approximately $6,092,000 as of December 31, 2002.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements that member banks must maintain.

As of December 31, 2002, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders' equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighting the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

The Bank is an insured state bank, incorporated under the laws of the state of Iowa. As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the "Superintendent"). Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. One of the most significant standards of operation of state banks is the six and one-half percent (6 1/2%) primary capital to total assets ratio generally required by the Superintendent. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. The Superintendent defines the term "primary capital" to mean the sum of stockholders' equity and the allowance for loan losses less any intangible assets. In determining the primary capital ratio, the Superintendent uses the total assets as of the date of computation. At December 31, 2002, the primary capital to total assets ratio of the Bank exceeded the ratio required by the Superintendent.

The actual amounts and capital ratios as of December 31, 2002 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

                                                                                 To Be Well
                                                                 For Capital  Capitalized Under
                                                                  Adequacy    Prompt Corrective
                                                    Actual        Purposes    Action Provisions
                                           ----------------------------------------------------
                                            Amount        Ratio     Ratio           Ratio
                                           ----------------------------------------------------
As of December 31, 2002:
  Company:
    Total risk based capital ..........    $102,921       14.19%    8.00%           10.00%
    Tier 1 risk based capital .........      93,814       12.93     4.00             6.00
    Leverage ratio ....................                    8.64     3.00             5.00
  Bank:
    Total risk based capital ..........     100,288       13.84     8.00            10.00
    Tier 1 risk based capital .........      91,189       12.58     4.00             6.00
    Leverage ratio ....................                    8.41     3.00             5.00

The Bank is classified as "well capitalized" by FDIC capital guidelines.

On a consolidated basis, 2002 cash flows from operations provided $15,972,000, net increases in deposits provided $82,303,000 and Federal Home Loan Bank borrowings provided $30,000,000. These cash flows were invested in net loans of $100,614,000, net securities of $21,984,000 and net federal funds sold of $3,086,000. In addition, $2,819,000 was used to purchase property and equipment.

At December 31, 2002, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $112,260,000. Management believes that its liquidity levels are sufficient, but the Bank may increase its liquidity by limiting the growth of its assets by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements. It may also obtain additional funds from the Federal Home Loan Bank.

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

As of December 31, 2002, the Bank estimates that 2003 additional construction expenditures for the new office on 11th Street in Marion, Iowa, to be completed in 2003 will total $456,000 and will not require outside financing.

PART II

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Related Party Transactions

The Bank's primary transactions with related parties are the loans and deposit relationships it maintains with officers, directors and entities related to these individuals. The Bank makes loans to related parties under substantially the same interest rates, terms and collateral as those prevailing for comparable transactions with unrelated persons. In addition, these parties may maintain deposit account relationships with the Bank that also are on the same terms as with unrelated persons. As of December 31, 2002 and 2001, loan balances to related individuals and businesses totaled $27,813,000 and $24,440,000, respectively. Deposits from related parties totaled $ 6,599,000 and $5,884,000 as of December 31, 2002 and 2001, respectively.

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

Based on the data following, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates. Generally, during periods of increasing interest rates, the Company's interest rate sensitive liabilities would re-price faster than its interest rate sensitive assets causing a decline in the Company's interest rate spread and margin. This would tend to reduce net interest income because the resulting increase in the Company's cost of funds would not be immediately offset by an increase in its yield on earning assets. In times of decreasing interest rates, fixed rate assets could increase in value and the lag in re-pricing of interest rate sensitive assets could be expected to have a positive effect on the Company's net interest income.

The following table, which presents principal cash flows and related weighted average interest rates by expected maturity dates, provides information about the Company's loans, investment securities and deposits that are sensitive to changes in interest rates.

                          2003           2004          2005          2006           2007       Thereafter     Total    Fair Value
                      -----------------------------------------------------------------------------------------------------------
                                                              (Amounts In Thousands)
Assets:
  Loans, fixed:
    Balance .......   $    92,665    $    53,298    $   42,625    $   77,505    $   80,557    $    38,435    $385,085    $431,501
    Average
      interest rate         6.86%          7.45%         7.36%         6.86%         7.05%          6.84%       7.04%

Loans, variable:
  Balance .........   $    51,675    $     4,812    $    2,054    $    2,333    $    4,412    $   342,611    $407,897    $407,897
  Average
    interest rate .         6.72%          6.32%         6.57%         6.77%         6.55%          6.61%       6.62%

Investments (1):
  Balance .........   $    78,749    $    37,967    $   61,647    $   21,392    $   16,757    $    30,213    $246,725    $247,006
  Average
    interest rate .         3.44%          5.83%         4.99%         4.51%         4.51%          5.30%       4.59%

Liabilities:
  Liquid
    deposits (2):
  Balance .........   $   300,304    $        --    $       --    $       --    $       --    $        --    $300,304    $300,304
  Average
    interest rate .         1.22%                                                                               1.22%

Deposits,
  certificates:
  Balance .........   $   174,595    $   132,283    $   17,726    $   36,336    $   33,244    $        --    $394,184    $373,793
  Average
    interest rate .         3.90%          3.74%         4.09%         4.41%         4.67%          0.00%       3.97%

(1) Includes all available-for-sale investments, held-to-maturity investments, federal funds and Federal Home Loan Bank stock.

(2) Includes passbook accounts, NOW accounts, Super NOW accounts and money market funds.

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data are included on Pages 42 through 70.

                          Independent Auditor's Report




To the Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP
---------------------------

Iowa City, Iowa
February 25, 2003

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(Amounts In Thousands, Except Shares)

ASSETS                                                                   2002         2001
---------------------------------------------------------------------------------------------
Cash and due from banks (Note 9) ..................................   $   32,647   $   37,070
Investment securities (Note 2):
  Available for sale (amortized cost 2002 $190,313 ; 2001 $165,515)      197,807      170,311
  Held to maturity (fair value 2002 $8,303 ; 2001 $12,146) ........        8,022       11,840
Stock of Federal Home Loan Bank ...................................        8,382        7,809
Federal funds sold ................................................       32,514       29,428
Loans, net of allowance for loan losses 2002 $12,125 ; 2001 $9,950
  (Notes 3, 6 and 10) .............................................      780,857      682,692
Property and equipment, net (Note 4) ..............................       21,500       20,997
Accrued interest receivable .......................................        7,278        7,257
Deferred income taxes (Note 8) ....................................        1,971        1,873
Other assets ......................................................        7,569        6,828
                                                                      -----------------------
                                                                      $1,098,547   $  976,105
                                                                      =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------

Liabilities
  Noninterest-bearing deposits ....................................   $  107,833   $   92,179
  Interest-bearing deposits (Note 5) ..............................      694,488      627,839
                                                                      -----------------------
        Total deposits ............................................      802,321      720,018
Securities sold under agreements to repurchase ....................       20,798       22,409
Federal Home Loan Bank borrowings ("FHLB") (Note 6) ...............      167,606      137,637
Accrued interest payable ..........................................        2,134        2,683
Other liabilities .................................................        4,653        3,009
                                                                      -----------------------
                                                                         997,512      885,756
                                                                      -----------------------
Commitments and Contingencies (Notes 7 and 13)

Redeemable Common Stock Held By Employee Stock
  Ownership Plan (ESOP) (Note 7) ..................................       12,951       12,194
                                                                      -----------------------

Stockholders' Equity (Note 9)
  Capital stock, no par value; authorized 10,000,000 shares;
    issued 2002 1,501,054 shares; 2001 1,498,558 shares ...........       10,541       10,397
  Retained earnings ...............................................       85,773       76,931
  Accumulated other comprehensive income ..........................        4,721        3,021
                                                                      -----------------------
                                                                         101,035       90,349
  Less maximum cash obligation related to ESOP shares (Note 7) ....       12,951       12,194
                                                                      -----------------------
                                                                          88,084       78,155
                                                                      -----------------------
                                                                      $1,098,547   $  976,105
                                                                      =======================

See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2002, 2001 and 2000
(Amounts In Thousands, Except Per Share Amounts)

                                                               2002       2001     2000
-----------------------------------------------------------------------------------------
Interest income:
  Loans, including fees ...................................   $54,363   $52,986   $50,081
  Investment securities:
    Taxable ...............................................     7,412     7,670     7,481
    Nontaxable ............................................     2,266     1,930     1,732
  Federal funds sold ......................................       520     1,132       698
                                                              ---------------------------
        Total interest income .............................    64,561    63,718    59,992
                                                              ---------------------------
Interest expense:
  Deposits ................................................    22,294    26,634    24,871
  Securities sold under agreements to repurchase ..........       375       617       699
  FHLB borrowings .........................................     8,472     7,184     7,494
                                                              ---------------------------
        Total interest expense ............................    31,141    34,435    33,064
                                                              ---------------------------
        Net interest income ...............................    33,420    29,283    26,928
Provision for loan losses (Note 3) ........................     2,449       924       948
                                                              ---------------------------
        Net interest income after provision for loan losses    30,971    28,359    25,980
                                                              ---------------------------
Other income:
  Loan origination fees ...................................     1,991     1,165       316
  Trust fees ..............................................     2,352     2,399     2,388
  Deposit account charges and fees ........................     3,297     3,108     2,566
  Other fees and charges ..................................     2,590     2,585     2,244
                                                              ---------------------------
                                                               10,230     9,257     7,514
                                                              ---------------------------
Other expenses:
  Salaries and employee benefits ..........................    13,667    11,863    10,651
  Occupancy ...............................................     1,817     1,826     1,417
  Furniture and equipment .................................     2,892     2,807     2,156
  Office supplies and postage .............................     1,167     1,198     1,128
  Other ...................................................     5,072     5,165     4,717
                                                              ---------------------------
                                                               24,615    22,859    20,069
                                                              ---------------------------
        Income before income taxes ........................    16,586    14,757    13,425
Federal and state income taxes (Note 8) ...................     5,122     4,613     4,059
                                                              ---------------------------
        Net income ........................................   $11,464   $10,144   $ 9,366
                                                              ===========================

Earnings per share:
  Basic ...................................................   $  7.65   $  6.78   $  6.26
  Diluted .................................................      7.58      6.72      6.21

See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2002, 2001 and 2000
(Amounts In Thousands)

                                                            2002     2001      2000
-------------------------------------------------------------------------------------
Net income ............................................   $11,464   $10,144   $ 9,366
Other comprehensive income,
  unrealized holding gains arising during the year,
  net of income taxes 2002 $998; 2001 $1,366; 2000 $983     1,700     2,323     1,679
                                                          ---------------------------
        Comprehensive income ..........................   $13,164   $12,467   $11,045
                                                          ===========================

See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Notes 7 and 9) Years Ended December 31, 2002, 2001 and 2000

(Amounts In Thousands, Except Share Amounts)

                                                                           Maximum
                                                                             Cash
                                                            Accumulated   Obligation
                                                               Other        Related
                                      Capital    Retained  Comprehensive    To ESOP
                                       Stock     Earnings   Income (Loss)   Shares      Total
                                     ----------------------------------------------------------
Balance, December 31, 1999 .......   $ 10,214    $ 61,984    $   (981)     $(10,953)   $ 60,264
  Redemption of 458 shares
    of common stock ..............        (23)         --          --            --         (23)
  Change related to ESOP shares ..         --          --          --          (597)       (597)
  Net income .....................         --       9,366          --            --       9,366
  Income tax benefit related to
    stock based compensation .....          6          --          --            --           6
  Cash dividends ($1.45 per share)         --      (2,171)         --            --      (2,171)
  Other comprehensive income .....         --          --       1,679            --       1,679
                                      ---------------------------------------------------------
Balance, December 31, 2000 .......     10,197      69,179         698       (11,550)     68,524
  Issuance of 3,233 shares of
    common stock .................        165          --          --            --         165
  Redemption of 158 shares
    of common stock ..............         (8)         --          --            --          (8)
  Change related to ESOP shares ..         --          --          --          (644)       (644)
  Net income .....................         --      10,144          --            --      10,144
  Income tax benefit related to ..         --
    stock based compensation .....         43          --          --            --          43
  Cash dividends ($1.60 per share)         --      (2,392)         --            --      (2,392)
  Other comprehensive income .....         --          --       2,323            --       2,323
                                      ---------------------------------------------------------
Balance, December 31, 2001 .......     10,397      76,931       3,021       (12,194)     78,155
  Issuance of 2,891 shares of
    common stock .................        127          --          --            --         127
  Redemption of 395 shares
    of common stock ..............        (30)         --          --            --         (30)
  Change related to ESOP shares ..         --          --          --          (757)       (757)
  Net income .....................         --      11,464          --            --      11,464
  Income tax benefit related to
    stock based compensation .....         47          --          --            --          47
  Cash dividends ($1.75 per share)         --      (2,622)         --            --      (2,622)
  Other comprehensive income .....         --          --       1,700            --       1,700
                                      ---------------------------------------------------------
Balance, December 31, 2002 .......     10,541      85,773       4,721       (12,951)     88,084
                                      =========================================================

See Notes to Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000
(Amounts In Thousands)

                                                                       2002         2001         2000
                                                                    -----------------------------------
Cash Flows from Operating Activities
  Net income ....................................................   $  11,464    $  10,144    $   9,366
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ................................................       2,316        2,212        1,648
    Amortization ................................................        --            301          261
    Provision for loan losses ...................................       2,449          924          948
    Compensation paid by issuance of common stock ...............          75          121         --
    Deferred income taxes .......................................      (1,096)          47         (315)
    (Increase) decrease in accrued interest receivable ..........         (21)         266       (1,146)
    Amortization of bond discount ...............................         431          171           39
    (Increase) decrease in other assets .........................        (741)        (359)       1,409
    Increase (decrease) in accrued interest and other liabilities       1,095          (49)         492
                                                                    -----------------------------------
        Net cash provided by operating activities ...............      15,972       13,778       12,702
                                                                    -----------------------------------

Cash Flows from  Investing  Activities
  Proceeds  from  maturities of investment securities:
  Available for sale ............................................      59,140       47,282       27,115
  Held to maturity ..............................................       3,819        3,668        2,798
  Purchases of investment securities available for sale .........     (84,943)     (76,327)     (32,158)
  Federal funds sold, net .......................................      (3,086)      (1,363)     (27,859)
  Loans made to customers, net of collections ...................    (100,614)     (56,743)     (62,440)
  Purchases of property and equipment ...........................      (2,819)      (6,710)      (6,501)
                                                                    -----------------------------------
        Net cash (used in) investing activities .................    (128,503)     (90,193)     (99,045)
                                                                    -----------------------------------

Cash Flows from Financing Activities
  Net increase in deposits ......................................      82,303       67,312       90,620
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase ..............      (1,611)       5,848      (10,153)
  Borrowings from FHLB ..........................................      30,000       17,000       40,000
  Payments on FHLB borrowings ...................................         (31)         (31)     (28,032)
  Stock options exercised .......................................          52           44           --
  Income tax benefits related to stock based compensation .......          47           43            6
  Redemption of common stock ....................................         (30)          (8)         (23)
  Dividends paid ................................................      (2,622)      (2,392)      (2,171)
                                                                    -----------------------------------
        Net cash provided by financing activities ...............     108,108       87,816       90,247
                                                                    -----------------------------------

Increase (decrease) in cash and due from banks ..................   $  (4,423)   $  11,401    $   3,904

Cash and due from banks:
  Beginning .....................................................      37,070       25,669       21,765
                                                                    -----------------------------------
  Ending ........................................................   $  32,647    $  37,070    $  25,669
                                                                    ===================================

Supplemental Disclosures
  Cash payments for:
    Interest paid to depositors and others ......................   $  22,843    $  26,884    $  24,046
    Interest paid on other obligations ..........................       8,847        8,504        8,193
    Income taxes ................................................       5,245        4,974        4,424

  Noncash financing activities:
    Increase in maximum cash obligation related to
      ESOP shares ...............................................   $     757    $     644    $     597

See Notes to Financial Statements.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Note 1.   Nature of Activities and Significant Accounting Policies

Nature of activities: Hills Bancorporation (the "Company") is a holding company engaged in the business of commercial banking. The Company's subsidiary is Hills Bank and Trust Company, Hills, Iowa (the "Bank"), which is wholly-owned. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Cedar Rapids and Marion Iowa.

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

Certain significant estimates: The allowance for loan losses, fair values of securities and other financial instruments, and stock-based compensation expense involves certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2002 may change in the near-term future and that the effect could be material to the consolidated financial statements.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition: Interest income on loans and investment securities is recognized on the accrual method. Loan origination fees are recognized when the loans are sold. Trust fees, deposit account service charges and other fees are recognized when the services are provided or when customers use the services.

Investment securities: Held-to-maturity securities consist solely of debt securities, which the Company has the positive intent and ability to hold to maturity and are stated at amortized cost.

Available-for-sale securities consist of debt securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. There were no trading securities as of December 31, 2002 and 2001.

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

Goodwill: Goodwill represents the excess of cost over the fair value of the net assets acquired, and FASB Statement No. 142 provides for the elimination of the amortization of goodwill and other intangibles that are determined to have an indefinite life, and requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life. Effective January 1, 2002, the Company discontinued the amortization of goodwill, but makes an annual assessment for possible impairment. The change in this accounting policy reduced goodwill amortization by $261,000 for the year ended December 31, 2002 compared to the year ended December 31, 2001. The carrying amount of goodwill as of December 31, 2002 and 2001 totaled $2,500,000 net of accumulated amortization of $1,398,000 and is included in other assets.

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

Following is a reconciliation of the denominator:

                                                           Year Ended December 31,
                                                     ---------------------------------
                                                        2002       2001        2000
                                                     ---------------------------------
Weighted average number of shares ................   1,499,269   1,497,064   1,495,906
Potential number of dilutive shares ..............      12,106      12,432      12,875
                                                     ---------------------------------
Total shares to compute diluted earnings per share   1,511,375   1,509,496   1,508,781
                                                     =================================

There are no potentially dilutive securities that have not been included in the determination of diluted shares.

Statement of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Bank, deposits and federal funds sold and securities sold under agreements to repurchase are reported net.

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

Note 2.   Investment Securities

The amortized cost and fair value of investment securities available for sale are as follows:

                                                               Gross      Gross
                                      Amortized  Unrealized  Unrealized   Fair
                                        Cost       Gains      (Losses)    Value
                                      ------------------------------------------
                                               (Amounts In Thousands)

December 31, 2002:
U. S. Treasury ....................   $  6,035   $    330   $     --    $  6,365
U. S. Government agencies and
corporations ......................    129,916      5,020         --     134,936
State and political subdivisions ..     54,362      2,159        (15)     56,506
                                      ------------------------------------------
Total .............................   $190,313   $  7,509   $    (15)   $197,807
                                      ==========================================

December 31, 2001:
U. S. Treasury ....................   $ 11,549   $    524   $     --    $ 12,073
U. S. Government agencies and
corporations ......................    119,308      3,887        (30)    123,165
State and political subdivisions ..     34,658        544       (129)     35,073
                                      ------------------------------------------
Total .............................   $165,515   $  4,955   $   (159)   $170,311
                                      ==========================================

The amortized cost and fair value of debt securities held to maturity are as follows:

                                                         Gross         Gross
                                           Amortized   Unrealized   Unrealized   Fair
                                             Cost        Gains       (Losses)    Value
                                           -------------------------------------------
                                                        (Amounts In Thousands)
December 31, 2002:
State and political subdivisions .......    $ 8,022     $   281       $   --    $ 8,303
                                            ===========================================

December 31, 2001:
State and political subdivisions .......    $11,840     $   306      $    --    $12,146
                                            ===========================================

The contractual maturity distribution of investment securities as of December 31, 2002 is summarized as follows:

                                         Available For Sale     Held To Maturity
                                         -------------------  --------------------
                                         Amortized   Fair     Amortized     Fair
                                           Cost      Value      Cost        Value
                                         -----------------------------------------
                                                   (Amounts In Thousands)
Due in one year or less ..............   $ 43,479   $ 44,202   $  3,068   $  3,100
Due after one year through five years     127,618    133,545      4,817      5,051
Due after five years through ten years     18,723     19,561        137        152
Due over ten years ...................        493        499         --         --
                                         -----------------------------------------
Total ................................   $190,313   $197,807   $  8,022   $  8,303
                                         =========================================

As of December 31, 2002, investment securities with a carrying value of $51,746,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as required or permitted by law.

There were no net gains or losses from the sale of investment securities for the years ended December 31, 2002, 2001 and 2000.

Note 3.   Loans

The composition of loans is as follows:

                                                              December 31,
                                                       -------------------------
                                                         2002             2001
                                                       -------------------------
                                                         (Amounts In Thousands)

Agricultural .................................         $ 37,937         $ 34,304
Commercial and financial .....................           46,828           44,363
Real estate:
Construction .................................           47,201           40,430
Mortgage # ...................................          628,110          538,832
Loans to individuals .........................           32,906           34,713
                                                       -------------------------
                                                        792,982          692,642
Less allowance for loan losses ...............           12,125            9,950
                                                       -------------------------
                                                       $780,857         $682,692
                                                       =========================

# Includes loans held for sale with a cost and fair value of $5,105 and $5,575 as of December 31, 2002 and 2001, respectively.

Changes in the allowance for loan losses are as follows:

                                                 Year Ended December 31,
                                           -------------------------------------
                                             2002          2001          2000
                                           -------------------------------------
                                                   (Amounts In Thousands)

Balance, beginning ...................     $  9,950      $ 10,428      $  9,750
Provision charged to expenses ........        2,449           924           948
Recoveries ...........................        1,514         1,139           904
Loans charged off ....................       (1,788)       (2,541)       (1,174)
                                           ------------------------------------
Balance, ending ......................     $ 12,125      $  9,950      $ 10,428
                                           ====================================

Information about impaired and nonaccrual loans as of and for the years ended December 31, 2002 and 2001 is as follows:

                                                                             2002      2001
                                                                         ----------------------
                                                                         (Amounts In Thousands)

Loans receivable for which there is a related allowance for loan losses    $ 4,588   $ 4,417
Loans receivable for which there is no related allowance for loan losses    11,673     6,871
                                                                           -----------------
Total impaired loans ...................................................   $16,261   $11,288
                                                                           =================

Related allowance for credit losses on impaired loans ..................   $   547   $   897
Average balance of impaired loans ......................................    12,739    11,200
Nonaccrual loans .......................................................     1,538     1,001
Loans past due ninety days or more and still accruing ..................     2,516     2,921
Interest income recognized on impaired loans ...........................       962       962

Note 4.   Property and Equipment

The  major  classes  of  property  and  equipment  and  the  total   accumulated
depreciation are as follows:

                                                              December 31,
                                                         -----------------------
                                                          2002            2001
                                                         -----------------------
                                                          (Amounts In Thousands)

Land ...........................................         $ 3,715         $ 3,715
Buildings and improvements .....................          17,041          15,844
Furniture and equipment ........................          18,456          16,834
                                                         -----------------------
                                                          39,212          36,393
Less accumulated depreciation ..................          17,712          15,396
                                                         -----------------------
Net ............................................         $21,500         $20,997
                                                         =======================

Note 5.   Interest-Bearing Deposits

A summary of these deposits is as follows:

                                                              December 31,
                                                      --------------------------
                                                        2002              2001
                                                      --------------------------
                                                        (Amounts In Thousands)

NOW and other demand .......................          $ 98,415          $ 84,480
Savings ....................................           201,890           175,900
Time, $100,000 and over ....................            60,536            55,517
Other time .................................           333,647           311,942
                                                      --------------------------
                                                      $694,488          $627,839
                                                      ==========================


Note 6.   Federal Home Loan Bank Borrowings

As of December 31, 2002 and 2001, the borrowings were as follows:

                                                        2002              2001
                                                      --------------------------
(Effective interest rates as of December 31, 2002)      (Amounts In Thousands)

Due 2005, 3.80% ............................          $  4,350          $  4,350
Due 2006, 4.27% ............................            42,750            12,750
Due 2008, 5.22% to 6.00% ...................            40,506            50,000
Due 2009, 5.66% to 6.22% ...................            40,000            30,537
Due 2010, 5.77% to 6.61% ...................            40,000            40,000
                                                      --------------------------
                                                      $167,606          $137,637
                                                      ==========================

Approximately $120,000,000 of the borrowings are callable at various dates through 2005.

The borrowings are collateralized by 1-4 family mortgage loans with an aggregate face amount of $201,127,000. As of December 31, 2002, the Company held Federal Home Loan Bank stock with a cost of $8,382,000. .

Note 7.   Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions. The Company's contribution to the ESOP totaled $93,000, $79,000 and $70,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity. As of December 31, 2002, 147,122 shares held by the ESOP, at a fair value of $88 per share, had been reclassified from stockholders' equity to liabilities.

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $741,000, $636,000 and $562,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date values of awards (the method described in FASB Statement No. 123, Accounting for Stock-based Compensation):

                                                              Years Ended December 31,
                                                        -------------------------------------
                                                           2002           2001        2000
                                                        -------------------------------------
Net income:
   As reported ......................................   $   11,464    $   10,144    $   9,366
   Deduct total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects          (18)          (13)          (5)
                                                        -------------------------------------
   Pro forma ........................................   $   11,446    $   10,131    $   9,361
                                                        =====================================

Basic earnings per share:
As reported .........................................   $     7.65    $     6.79    $    6.26
Pro forma ...........................................   $     7.64    $     6.77    $    6.26

Diluted earnings per share:
As reported .........................................   $     7.58    $     6.72    $    6.21
Pro forma ...........................................   $     7.57    $     6.71    $    6.21

A summary of the stock options is as follows:

                                                                        Weighted
                                                                         Average
                                                         Number         Exercise
                                                        Of Shares         Price
                                                        ------------------------

Balance, December 31, 2000 ...................           20,462        $   27.15
Granted ......................................           10,400            77.00
Exercised ....................................           (1,683)           26.17
                                                        ------------------------
Balance, December 31, 2001 ...................           29,179        $   44.98
Granted ......................................              636            73.81
Exercised ....................................           (2,000)           26.17
                                                        ------------------------
Balance, December 31, 2002 ...................           27,815        $   46.99
                                                        ========================

The weighted average fair value of options granted in 2002 and 2001 was $20.13 per share and $15.00 per share, respectively.

Other pertinent information related to the options outstanding at December 31, 2002 is as follows:

                                                              Remaining
Exercise          Number         Contractual                    Number
 Price         Outstanding          Life                      Exercisable
-------------------------------------------------------------------------

$ 25.33           12,330            3 Months                    12,330
  26.17            2,394            6 Months                     2,394
  41.00            2,055           51 Months                     2,055
  77.00           10,400          101 Months                         -
  73.00              378          104 Months                         -
  75.00              258          108 months                         -
                  ------                                        ------
                  27,815                                        16,779
                  ======                                        ======

As of December 31, 2002, 53,156 options were available for future grants.

The committee is also authorized to grant awards of common stock, and it authorized the issuance of 891, 1,550 and none shares of common stock to a group of employees in 2002, 2001 and 2000, respectively.

Note 8.   Income Taxes

Income taxes for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

                                        2002              2001            2000
                                       -----------------------------------------
                                                  (Amounts In Thousands)

Current:
  Federal ....................         $ 5,258          $ 3,819         $ 3,648
  State ......................             960              747             726
Deferred .....................          (1,096)              47            (315)
                                       ----------------------------------------
                                       $ 5,122          $ 4,613         $ 4,059
                                       =======================================

Deferred income tax liabilities and assets arose from the following temporary differences:

                                                            December 31,
                                                    ----------------------------
                                                    2002        2001       2000
                                                    ----------------------------
                                                      (Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses .....................     $4,515     $3,693     $3,860
Deferred compensation .........................        624        530        433
Certain accrued expenses ......................        301        276        198
Other .........................................        150         91         90
                                                    ----------------------------
Gross deferred tax assets .....................      5,590      4,590      4,581
                                                    ----------------------------
Deferred income tax liabilities:
Property and equipment ........................        716        773        750
FHLB dividends ................................        130        130        130
Unrealized gains on investment securities .....      2,773      1,775        409
Other .........................................       --           39          6
                                                    ----------------------------
Gross deferred tax liabilities ................      3,619      2,717      1,295
                                                    ----------------------------
Net deferred income tax asset .................     $1,971     $1,873     $3,286
                                                    ============================

The net change in the deferred income taxes for the years ended December 31, 2002, 2001 and 2000 is reflected in the financial statements as follows:

                                                    Year Ended December 31,
                                               ---------------------------------
                                                2002         2001         2000
                                               ---------------------------------
                                                    (Amounts In Thousands)

Statement of income ......................     $(1,096)     $    47     $  (315)
Statement of stockholders' equity ........         998        1,366         983
                                               --------------------------------
                                               $   (98)     $ 1,413     $   668
                                               ================================

The income tax provisions for the years ended December 31, 2002, 2001 and 2000 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

                              2002                2001                  2000
                      -------------------------------------------------------------
                                    % Of                 % Of                 % Of
                                   Pretax               Pretax               Pretax
                       Amount      Income  Amount       Income   Amount      Income
                      -------------------------------------------------------------
                                          (Amounts In Thousands)
Expected provision    $ 5,805       35.0%  $ 5,165       35.0%  $ 4,699       35.0%
Tax-exempt interest      (875)      (5.3)     (745)      (5.0)     (712)      (5.3)
Interest expense
  limitation ......       128        0.8       143        1.0       111        1.0
State income taxes,
  net of federal
  income tax
  benefit .........       547        3.3       493        3.3       479        3.6
Income tax credits       (345)      (2.1)     (345)      (2.3)     (345)      (2.6)
Other .............      (138)      (0.8)      (98)      (0.7)     (173)      (1.3)
                      -------------------------------------------------------------
                      $ 5,122       30.9%  $ 4,613       31.3%  $ 4,059       30.4%
                      =============================================================

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

The actual amounts and capital ratios as of December 31, 2002, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

                                                                              To Be Well
                                                             For Capital   Capitalized Under
                                                              Adequacy     Prompt Corrective
                                                 Actual       Purposes     Action Provisions
                                           -------------------------------------------------
                                            Amount    Ratio     Ratio            Ratio
                                           -------------------------------------------------
As of December 31, 2002:
  Company:
    Total risk based capital ..........    $102,921   14.19%    8.00%           10.00%
    Tier 1 risk based capital .........      93,814   12.93     4.00             6.00
    Leverage ratio ....................                8.64     3.00             5.00
  Bank:
    Total risk based capital ..........     100,288   13.84     8.00            10.00
    Tier 1 risk based capital .........      91,189   12.58     4.00             6.00
    Leverage ratio ....................                8.41     3.00             5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings of $6,092,000 as of December 31, 2002 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $1,405,000 and $11,998,000 as of December 31, 2002 and 2001, respectively.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2002 and 2001: Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

                                                       Year Ended December 31,
                                                   -----------------------------
                                                     2002               2001
                                                   -----------------------------
                                                      (Amounts In Thousands)

Balance, beginning .....................           $ 24,440            $ 13,297
Advances ...............................             15,607              15,445
Collections ............................            (12,234)             (4,302)
                                                   ----------------------------
Balance, ending ........................           $ 27,813            $ 24,440
                                                   ============================

Note 11.   Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001 are as follows:

                                                                           2002               2001
                                                                 -------------------------------------------
                                                                 Carrying   Estimated   Carrying  Estimated
                                                                  Amount    Fair Value   Amount   Fair Value
                                                                 -------------------------------------------
                                                                          (Amounts In Thousands)

Cash and due from banks ......................................   $ 32,647    $ 32,647   $ 37,070   $ 37,070
Federal funds sold ...........................................     32,514      32,514     29,428     29,428
Investment securities ........................................    214,211     214,492    189,960    190,266
Loans ........................................................    780,857     839,398    682,692    679,337
Accrued interest receivable ..................................      7,278       7,278      7,257      7,257
Deposits .....................................................    802,321     783,784    720,018    728,943
Federal funds purchased and securities
sold under agreements to repurchase ..........................     20,798      20,798     22,409     22,409
Borrowings from Federal Home Loan
Bank .........................................................    167,606     169,085    137,637    137,371
Accrued interest payable .....................................      2,134       2,134      2,683      2,683

                                                                Face Amount          Face Amount
                                                                ------------------------------------------

Off-balance sheet instruments:
Loan commitments .............................................   $112,260   $   --     $117,609   $   --
Letters of credit ............................................     12,650       --       12,569       --

Note 12.   Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

                          CONDENSED BALANCE SHEETS
                         December 31, 2002 and 2001
                           (Amounts In Thousands)

ASSETS                                                        2002        2001
--------------------------------------------------------------------------------

Cash ...................................................    $  1,856    $  1,655
Investment securities available for sale ...............         514         520
Investment in subsidiary bank ..........................      98,410      87,837
Other assets ...........................................         564         572
                                                            --------------------
Total assets ...........................................    $101,344    $ 90,584
                                                            ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Liabilities ............................................    $    309    $    235
                                                            --------------------
Redeemable common stock held by ESOP ...................      12,951      12,194
                                                            --------------------
Stockholders' equity:
  Capital stock ........................................      10,541      10,397
  Retained earnings ....................................      85,773      76,931
  Accumulated other comprehensive income ...............       4,721       3,021
                                                            --------------------
                                                             101,035      90,349
Less maximum cash obligation related to ESOP shares ....      12,951      12,194
                                                            --------------------
Total stockholders' equity .............................      88,084      78,155
                                                            --------------------
Total liabilities and stockholders' equity .............    $101,344    $ 90,584
                                                            ====================

                   CONDENSED STATEMENTS OF INCOME
            Years Ended December 31, 2002, 2001 and 2000
                       (Amounts In Thousands)

                                                        2002         2001       2000
--------------------------------------------------------------------------------------
Interest on investment securities .................   $     25    $     32    $     30
Dividends received from subsidiary ................      2,623       2,392       2,170
Other expenses ....................................        (80)       (112)       (119)
                                                      --------------------------------
        Income before income tax benefit and
        equity in subsidiary's undistributed income      2,568       2,312       2,081
Income tax benefit ................................         23          29          43
                                                      --------------------------------
                                                         2,591       2,341       2,124
Equity in subsidiary's undistributed income .......      8,873       7,803       7,242
                                                      --------------------------------
        Net income ................................   $ 11,464    $ 10,144    $  9,366
                                                      ================================

           CONDENSED STATEMENTS OF CASH FLOWS Years Ended December 31,
                               2002, 2001 and 2000

                             (Amounts In Thousands)

                                                                2002        2001        2000
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income ..............................................   $ 11,464    $ 10,144    $  9,366
  Noncash items included in net income:
    Undistributed income of subsidiary ....................     (8,873)     (7,803)     (7,242)
    (Increase) decrease in other assets ...................          8         (43)        304
    Increase (decrease) in liabilities ....................         73         (13)        (76)
                                                              --------------------------------
        Net cash provided by operating activities .........      2,672       2,285       2,352
                                                              --------------------------------
Cash flows from investing activities:
  Proceeds from maturities of investment securities .......        250         250          --
  Purchase of investment securities .......................       (243)       (271)         --
                                                              --------------------------------
        Net cash provided by (used in) investing activities          7         (21)         --
                                                              --------------------------------
Cash flows from financing activities:
  Stock issued (redeemed) .................................         97         157         (23)
  Income tax benefits related to stock based
    compensation ..........................................         47          43           6
  Dividends paid ..........................................     (2,622)     (2,392)     (2,171)
                                                              --------------------------------
        Net cash (used in) financing activities ...........     (2,478)     (2,192)     (2,188)
                                                              --------------------------------
        Increase in cash ..................................        201          72         164
Cash balance:
  Beginning ...............................................      1,655       1,583       1,419
                                                              --------------------------------
  Ending ..................................................   $  1,856    $  1,655    $  1,583
                                                              ================================

Note 13.   Commitments and Contingencies

Concentrations of credit risk: The Bank's loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $25,960,000. The concentrations of credit by type of loan are set forth in Note
3. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson County, Iowa.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank's commitments at December 31, 2002 and 2001 is as follows:

                                                              2002      2001
                                                          ----------------------
                                                          (Amounts In Thousands)
Firm loan commitments and unused portion
  of lines of credit:
  Home equity loans ......................................   $ 6,923   $ 5,819
  Credit card participations .............................    15,057    14,050
  Commercial, real estate and home construction ..........    51,272    44,880
  Commercial lines .......................................    39,008    52,860
  Outstanding letters of credit ..........................    12,650    12,569

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2002 and 2001 no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Note 14. Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

                                                  Quarter Ended
                                 -----------------------------------------------
                                  March     June    September December    Year
                                 -----------------------------------------------
2002:
------------------------------
Total interest income ........   $15,521   $15,928   $16,510   $16,602   $64,561
Net interest income after
provisions for loan losses ...     7,295     7,798     8,318     7,560    30,971
Net income ...................     2,623     2,673     3,236     2,932    11,464
Basic earnings per share .....      1.75      1.78      2.15      1.97      7.65
Diluted earnings per share ...      1.74      1.76      2.14      1.94      7.58

2001:
------------------------------
Total interest income ........   $15,752   $15,931   $16,032   $16,003   $63,718
Net interest income after
provisions for loan losses ...     6,527     6,923     7,298     7,611    28,359
Net income ...................     2,307     2,534     2,680     2,623    10,144
Basic earnings per share .....      1.54      1.69      1.79      1.76      6.78
Diluted earnings per share ...      1.53      1.68      1.77      1.74      6.72

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

                                                                                                             Year First
                                                                                                               Elected
                                                   Position With Registrant Or Bank And                      Officer Of
                                                    Principal Occupation And Employment                      Registrant
         Name             Age                           During The Past Five Years                             (Bank)
--------------------------------------------------------------------------------------------------------------------------
Dwight O. Seegmiller      50    Director of Registrant and Bank; President, Registrant and Bank             1986 (1975)

Willis M. Bywater         64    Director of Registrant and Bank; Chairman of the Board, Bank;               1997 (1997)
                                Vice President of the Registrant; Executive Officer and Shareholder
                                of Economy Advertising Company

James G. Pratt            54    Treasurer of Registrant; Senior Vice President and Chief Financial          1985 (1982)
                                Officer from January 1986 to present

Thomas J. Cilek           56    Secretary of Registrant; Senior Vice President of Bank from                 1988 (1986)
                                August 1986 to present

Item 11.   Executive Compensation

Information required by this item is contained in the Registrant's Proxy Statement under the heading "Executive Compensation and Benefits," which section is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

Information required by this item is contained in the Registrant's Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Report on Executive Compensation," which sections are incorporated herein by this reference.

Item 13.   Certain Relationships and Related Transactions

Information required by this item is contained in the Registrant's Proxy Statement under the heading "Loans To and Certain Other Transactions With Executive Officers and Directors," which section is incorporated herein by this reference.

Part III

Item 14.   Controls and Procedures

Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that would significantly affect those controls.

Part IV

Item 15.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                                                                                              Form 10-K
                                                                                                              Reference
                                                                                                              -------------
(a)  1.  Financial Statements

         Independent auditor's report on the financial statements                                                       42
         Consolidated balance sheets as of December 31, 2002 and 2001                                                   43
         Consolidated statements of income for the years ended December 31, 2002, 2001 and 2000                         44
         Consolidated statements of comprehensive income for the years ended
         December 31, 2002, 2001 and 2000                                                                               45
         Consolidated statements of stockholders' equity for the years ended
         December 31, 2002, 2001 and 2000                                                                               46
         Consolidated statements of cash flows for the years ended December 31, 2002,
         2001 and 2000                                                                                             47 - 48
         Notes to financial statements                                                                             49 - 70

(a)  2.  Financial Statements Schedules

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

         Exhibit  10(d) - Material  contract  (2000 Stock  Option and  Incentive
         Plan) filed as Exhibit  10(d) in Form 10-K for the year ended  December
         31, 2001 is incorporated by reference.

         Exhibit 11 - Statement Re Computation of Basic and Diluted Earnings Per
         Share is attached on Page 80.

         Exhibit 21 - Subsidiaries of the Registrant is attached on Page 81.

         Exhibit 23 - Consent of Accountants is attached on Page 82.

(b)      Reports on Form 8-K:

         The Registrant  filed no reports on Form 8-K for the three months ended
         December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HILLS BANCORPORATION

Date  March 21, 2003      By  /s/  Dwight O. Seegmiller
      --------------      ------------------------------------------------------
                          Dwight O. Seegmiller, Director and President

Date  March 21, 2003      By  /s/  James G. Pratt
      --------------      ------------------------------------------------------
                          James G. Pratt, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           DIRECTORS OF THE REGISTRANT

Date  March 21, 2003                              By  /s/  Willis M. Bywater
      ---------------------------                 ------------------------------
                                                  Willis M. Bywater, Director

Date  March 21, 2003                              By  /s/  Thomas J. Gill
      ---------------------------                 ------------------------------
                                                  Thomas J. Gill, Director

Date  March 21, 2003                              By  /s/  David H. Gringer
      ---------------------------                 ------------------------------
                                                  Donald H. Gringer, Director

Date  March 21, 2003                              By  /s/  Michael E. Hodge
      ---------------------------                 ------------------------------
                                                  Michael E. Hodge, Director

Date  March 21, 2003                              By  /s/  Richard W. Oberman
      ---------------------------                 ------------------------------
                                                  Richard W. Oberman, Director

Date  March 21, 2003                              By  /s/  Theodore H. Pacha
      ---------------------------                 ------------------------------
                                                  Theodore H. Pacha, Director

Date  March 21, 2003                              By  /s/  Ann M. Rhodes
      --------------------------                  ------------------------------
                                                  Ann M. Rhodes, Director

Date  March 21, 2003                              By  /s/  Ronald E. Stutsman
      --------------------------                  ------------------------------
                                                  Ronald E. Stutsman, Director

Date  March 21, 2003                              By  /s/  Sheldon E. Yoder
      --------------------------                  ------------------------------
                                                  Sheldon E. Yoder, Director

                                 CERTIFICATIONS

I, Dwight O. Seegmiller, certify that:

1.   I have reviewed this annual report on Form 10-K of Hills Bancorporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 21, 2003                          By  /s/  Dwight O. Seegmiller
         --------------                          -------------------------------
                                                 Dwight O. Seegmiller, President

                                 CERTIFICATIONS

I, James G. Pratt, certify that:

1.   I have reviewed this annual report on Form 10-K of Hills Bancorporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 21, 2003   By  /s/  James G. Pratt
         --------------   ------------------------------------------------------
                          James G. Pratt, Treasurer and Chief Accounting Officer

                              HILLS BANCORPORATION

                       ANNUAL REPORT ON FORM 10-K FOR THE

                       FISCAL YEAR ENDED DECEMBER 31, 2002

                                  EXHIBIT INDEX

                                                                                                     Page Number
                                                                                                  In The Sequential
  Exhibit                                                                                          Numbering System
  Number                                       Description                                        For 2002 Form 10-K
------------------------------------------------------------------------------------------------------------------------
    11      Statement Re Computation of Basic and Diluted Earnings Per Share
    21      Subsidiary of the Registrant
    23      Consent of Independent Certified Public Accountants
    99.1    Section 906 Certification by Dwight O. Seegmiller
    99.2    Section 906 Certification by James G. Pratt
