Form 10-Q
period 2003-03-31
HILLS BANCORPORATION
filed 2003-05-13
CIK 732417

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

                  For the quarterly period ended March 31, 2003

                         Commission file number: 0-12668


                              Hills Bancorporation

Incorporated in Iowa                              I.R.S. Employer Identification
                                                         No. 42-1208067

                       131 MAIN STREET, HILLS, IOWA 52235

                        Telephone number: (319) 679-2291

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).        [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                              SHARES OUTSTANDING
          CLASS                                                At April 30, 2003
--------------------------------------------------------------------------------
Common Stock, no par value                                         1,515,778

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.        Financial Statements

               Consolidated balance sheets, March 31, 2003 (unaudited)
                   and December 31, 2002.                                      3
               Consolidated statements of income, (unaudited) for three
                   months ended March 31, 2003 and 2002.                       4
               Consolidated statements of comprehensive income, (unaudited)
                   for three months ended March 31, 2003 and 2002.             5
               Consolidated statements of stockholders' equity, (unaudited)
                   for three months ended March 31, 2003 and 2002.             6
               Consolidated statements of cash flows (unaudited) for three
                   months ended March 31, 2003 and 2002.                       7
               Notes to consolidated financial statements                    8-9

Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     10-12

Item 3.        Quantitative and Qualitative Disclosures About Market
                   Risk                                                       13

Item 4.        Evaluation of Disclosures Controls                             13


                                     Part II

                                OTHER INFORMATION

Item 1.        Legal proceedings                                              14

Item 2.        Changes in securities and use of proceeds                      14

Item 3.        Defaults upon senior securities                                14

Item 4.        Submission of matters to vote of security holders              14

Item 5.        Other information                                              14

Item 6.        Exhibits and reports on Form 8-K                               14

Signatures and Certifications                                              15-17

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in Thousands, Except Shares)


                                                        March 31,
                                                          2003      December 31,
                                                       (Unaudited)     2002*
                                                       -------------------------

ASSETS

Cash and due from banks ............................    $   31,103  $   32,647
Investment securities:
   Available for sale (amortized cost
     March 31, 2003 $186,216;
     December 31, 2002 $190,313) ...................       193,159     197,807
   Held to maturity (fair value
     March 31, 2003 $7,591;
     December 31, 2002 $8,303) .....................         7,347       8,022
Stock of Federal Home Loan Bank ....................         8,382       8,382
Federal funds sold .................................        54,244      32,514
Loans, net .........................................       816,133     780,857
Property and equipment, net ........................        22,063      21,500
Accrued interest receivable ........................         7,076       7,278
Deferred income taxes, net .........................         2,051       1,971
Other assets .......................................         7,192       7,569
                                                        ----------------------
                                                        $1,148,750  $1,098,547
                                                        ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing deposits .......................    $  110,184  $  107,833
Interest-bearing deposits ..........................       733,703     694,488
                                                        ----------------------
   Total deposits ..................................    $  843,887  $  802,321
Securities sold under agreements to repurchase .....        27,827      20,798
Federal Home Loan Bank ("FHLB") borrowings .........       167,606     167,606
Accrued interest payable ...........................         1,982       2,134
Other liabilities ..................................         6,232       4,653
                                                        ----------------------
                                                        $1,047,534  $  997,512
                                                        ----------------------

REDEEMABLE COMMON STOCK HELD BY
   EMPLOYEE STOCK OWNERSHIP PLAN
   (ESOP) ..........................................    $   13,609  $   12,951
                                                        ----------------------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued March 31, 2003 - 1,501,054 shares;
   December 31, 2002 - 1,501,054 shares ............    $   10,541  $   10,541
Retained earnings ..................................        86,301      85,773
Accumulated other comprehensive income .............         4,374       4,721
                                                        ----------------------
                                                        $  101,216  $  101,035
Less maximum cash obligation related to
   ESOP shares .....................................        13,609      12,951
                                                        ----------------------
                                                        $   87,607  $   88,084
                                                        ----------------------
                                                        $1,148,750  $1,098,547
                                                        ======================

* Derived from audited financial statements.

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2003 and 2002
                (Amounts in Thousands, Except Per Share Amounts)


                                                            2003          2002
                                                           ---------------------

Interest income:
   Loans, including fees ...........................       $13,431       $12,927
   Investment securities:
     Taxable .......................................         1,680         1,917
     Nontaxable ....................................           602           516
   Federal funds sold ..............................           101           161
                                                           ---------------------
   Total interest income ...........................       $15,814       $15,521
                                                           ---------------------

Interest expense:
   Deposits ........................................       $ 4,560       $ 5,951
   Securities sold under ...........................            93           123
   FHLB borrowings .................................         2,242         1,916
                                                           ---------------------
   Total interest expense ..........................       $ 6,895       $ 7,990
                                                           ---------------------

   Net interest income .............................       $ 8,919       $ 7,531
Provision for loan losses ..........................           484           236
                                                           ---------------------

   Net interest income after provision .............       $ 8,435       $ 7,295
                                                           ---------------------
Other income:
   Loan origination fees ...........................       $   865       $   377
   Trust fees ......................................           619           619
   Deposit account charges and fees ................           873           730
   Other fees and charges ..........................           812           671
                                                           ---------------------
                                                           $ 3,169       $ 2,397
                                                           ---------------------
Other expenses:
   Salaries and employee benefits ..................       $ 3,680       $ 3,277
   Occupancy .......................................           456           417
   Furniture and equipment .........................           734           717
   Office supplies and postage .....................           326           281
   Other ...........................................         1,369         1,189
                                                           ---------------------
                                                           $ 6,565       $ 5,881
                                                           ---------------------
   Income before income taxes ......................       $ 5,039       $ 3,811

Federal and state income taxes .....................         1,658         1,188
                                                           ---------------------

   Net income ......................................       $ 3,381       $ 2,623
                                                           =====================

Earning per share:
     Basic .........................................       $  2.25       $  1.75
     Diluted .......................................          2.23          1.74

See Notes to Financial Statements

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2003 and 2002
                             (Amounts in Thousands)



                                                             2003         2002
                                                            --------------------
Net income .........................................        $3,381       $2,623

Other comprehensive income:
   unrealized holding gains (losses)
   arising during the period, net of
   income taxes 2003 ($204); 2002 $494 .............          (347)        (842)
                                                            --------------------
Comprehensive income ...............................        $3,034       $1,781
                                                            ====================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2003 and 2002
                  (Amounts in Thousands, Except Share Amounts)

                                                            Accumu-
                                                             lated    Maximum
                                                             Other     Cash
                                                            Compre-  Obligation
                                       Capital  Retained    hensive   To ESOP
                                        Stock   Earnings     Income    Shares      Total
                                       ---------------------------------------------------
Balance, December 31, 2002  ........   $10,541   $85,773     $4,721   $(12,951)   $ 88,084
    Change related to ESOP shares ..     - - -     - - -      - - -       (658)       (658)
    Net income .....................     - - -     3,381      - - -      - - -       3,381
    Cash dividends ($1.90 per share)     - - -    (2,853)     - - -      - - -      (2,853)
    Other comprehensive income .....     - - -     - - -       (347)     - - -        (347)
                                       ---------------------------------------------------
Balance, March 31, 2003 ............   $10,541   $86,301     $4,374   $(13,609)   $ 87,607
                                       ===================================================

Balance, December 31, 2001 $ .......   $10,397   $ 76,931    $3,021   $(12,194)   $ 78,155
       Change related to ESOP shares     - - -      - - -     - - -        297         297
    Net income .....................     - - -      2,623     - - -      - - -       2,623
    Cash dividends ($1.75 per share)     - - -     (2,622)    - - -      - - -      (2,622)
    Other comprehensive income .....     - - -      - - -      (842)     - - -        (842)
                                       ---------------------------------------------------
Balance, March 31, 2002 ............   $10,397   $ 76,932    $2,179   $(11,897)   $ 77,611
                                       ===================================================

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002
                             (Amounts in Thousands)

                                                                                     2003        2002
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  3,381    $  2,623
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation ...............................................................        565         570
    Amortization ...............................................................      - - -          42
    Provision for loan losses ..................................................        484         236
    Deferred income taxes ......................................................        124          88
    (Increase) decrease in accrued interest receivable .........................        202        (110)
    Amortization of bond discount ..............................................        166          68
    (Increase) decrease in other assets ........................................        377        (760)
    Increase in accrued interest and other liabilities .........................      1,427       1,608
                                                                                   --------------------
       Net cash provided by operating activities ...............................   $  6,726    $  4,365
                                                                                   --------------------

CASH FLOWS FROM  INVESTING  ACTIVITIES
Proceeds  from  maturities of investment securities:
    Available for sale .........................................................   $ 16,500    $ 11,776
    Held to maturity ...........................................................        675         544
Purchase of investment securities available for sale ...........................    (12,569)    (21,119)
Federal funds sold, net ........................................................    (21,730)    (26,557)
Loans made to customers, net of collections ....................................    (35,760)    (26,560)
Purchases of property and equipment ............................................     (1,128)     (1,116)
                                                                                   --------------------
       Net cash (used in) investing activities .................................   $(54,012)   $(63,032)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits .......................................................   $ 41,566    $ 57,968
Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase .........................      7,029      (4,868)
Dividends paid .................................................................     (2,853)     (2,622)
                                                                                   --------------------
    Net cash provided by financing activities ..................................   $ 45,742    $ 50,478
                                                                                   --------------------
    Decrease in cash and due from banks ........................................   $ (1,544)   $ (8,189)
                                                                                   --------------------

CASH AND DUE FROM BANKS
    Beginning ..................................................................     32,647      37,070
                                                                                   --------------------
    Ending .....................................................................   $ 31,103    $ 28,881
                                                                                   ====================

SUPPLEMENTAL DISCLOSURES Cash payments for:

       Interest paid to depositors .............................................   $  4,712    $  5,971
       Interest paid on other obligations ......................................      2,335       2,039
       Income taxes ............................................................        725       - - -
    Non-cash financing activity,
       increase (decrease) in maximum cash obligation
       related to ESOP shares ..................................................        658        (297)

See Notes to Financial Statements.

                              HILLS BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1. Interim Financial Statements

Interim consolidated financial statements have not been examined by independent public accountants, but include all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results for these periods. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

In reviewing these financial statements, reference should be made to the Notes to Financial Statements contained in the audited Financial Statements for the year ended December 31, 2002, included in Hills Bancorporation (the "Company") Form 10-K filed with the Securities Exchange Commission on March 24, 2003.

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

Note 2. Loans

The following tables set forth the composition of loans and the allowance for loan losses:

                                                                  March 31
                                                             -------------------
                                                               2003       2002
                                                             -------------------
                                                                (Amounts in
                                                                  thousands)

Agricultural .............................................   $ 40,737   $ 33,111
Commercial and financial .................................     47,097     39,966
Real estate:
    Construction .........................................     51,839     38,103
      Mortgage # .........................................    655,101    575,616
Loans to individuals .....................................     33,889     32,485
                                                             -------------------
                                                             $828,663   $719,281
Less allowance for loan losses ...........................     12,530     10,265
                                                             -------------------
                                                             $ 816,133  $709,016
                                                             ===================

# Includes loans held for sale with a cost and fair value of $17,394 and $3,650 as of March 31, 2003 and 2002 respectively.

Changes in the allowance for loan losses are as follows:

                                                              Three Months
                                                             Ended March 31
                                                         ----------------------
                                                           2003          2002
                                                         ----------------------
                                                         (Amounts in thousands)

Balance, beginning .................................     $ 12,125      $  9,950
  Provision charged to expense .....................          484           236
  Recoveries .......................................          342           512
  Loans charged off ................................         (421)         (433)
                                                         --------      --------
Balance, ending ....................................     $ 12,530      $ 10,265
                                                         ========      ========

Non-performing loan information for the three months ended March 31, was as follows:

                                                              2003       2002
                                                          ----------------------
                                                          (Amounts in thousands)

Impaired loans, non-accrual ............................     $4,760     $4,283

Loans past due ninety days or more and still accruing ..      1,659      2,362

Restricted loans .......................................      - - -      - - -


Note 3. Earnings Per Share

Basic earnings per share amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce the loss or increase the income per common share from continuing operations.

Note 4. Recent Accounting Pronouncements

The FASB has issued Statement No. 143, "Accounting for Asset Retirement Obligations" which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. For the Company, the Statement is effective January 1, 2003, but its implementation didl not have any impact on the financial statements.

The FASB has issued Statement No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is applicable to debt extinguishments and their classification; certain sale-leaseback transactions and intangible assets of motor carriers. Implementation of these provisions of the Statement had no effect and is not expected to have a material impact on the Company's financial statements.

The FASB has issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Implementation of the Statement is not expected to have a material impact on the Company's financial statements.

The FASB has issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"- an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company's consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002.

                              HILLS BANCORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of the financial condition of Hills Bancorporation and subsidiary ("Company") at March 31, 2003, (unaudited) when compared with December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 (unaudited). The accompanying unaudited financial statements should be read in conjunction with the Hills Bancorporation consolidated financial statements and related notes appearing in the 2002 annual report previously filed on Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The discussion following contains certain forward-looking statements with respect to the financial condition, the results of operations and business of the Company. These statements involve certain risks and uncertainties, which are often inherent in the ongoing operation of financial institutions such as the Company's subsidiary bank.

Forward-looking statements discuss matters that are not facts and are typically identified by the words "believe," "expect," "anticipate," " target," " goal," "objective," " intend," "estimate," " will," "can," "would," "should," "could," "may" and similar expressions. They discuss expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them to reflect changes that occur after the date they are made.

There are several factors - many of which are beyond the control of the Company or its subsidiary Bank that could cause results to differ significantly from expectations. Some of these factors are described below. There are factors other than those described below that could cause results to differ from expectations. Any factor described below could by itself, or together with one or more other factors, adversely affect the business, earnings and/ or financial condition of the Company and its subsidiary Bank.

The risks involved in the operations and strategies of the Company include competition from other financial institutions, changes in interest rates, changes in economic or market conditions and changes in regulatory factors. There risks, which are not all inclusive, cannot be estimated.

FINANCIAL CONDITION AT MARCH 31, 2003 COMPARED TO DECEMBER 31, 2002.

Assets and Liabilities Review

Total assets grew to $1.149 billion at March 31, 2003, compared to total assets of $1.099 billion at December 31, 2002. The asset growth of $50.2 million included a net increase in federal funds sold of $21.7 million and net loan growth of $35.3 million. The loan growth will be reduced to $17.4 million of secondary market loans will be sold in April 2003 compared to $3.7 million of March 31, 2002. Interest rates, which help drive both new loan growth and secondary market loans, including refinances, continue to be at record low levels compared to the last forty years. Overall, the local economy remains in good condition but weaknesses have been seen with some layoffs in employment. Budget restraints continue to affect the University of Iowa and state government spending. In addition, the national economy has not directly affected the Company, but obviously the war in Iraq and other national economic news will affect the financial markets.

The growth of deposits in the first quarter of 2003 has been $41.6 million and a total of $48.6 million when repurchase agreements are included. In the deposit totals for both years presented, the balances include temporary public funds, which are not considered core deposits. These funds were $20 million at March 31, 2003 and $28 million at March 31, 2002. Borrowings from the FHLB remained static at $167.6 million for the two periods presented.

Dividends and Equity

In January 2003, Hills Bancorporation paid a dividend of $2,853,000 or $1.90 per share, a 8.57% increase from the $1.75 paid in January 2002. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders' equity as of March 31, 2003 totaled $87,607,000. The total stockholders' equity of Hills Bancorporation as of March 31, 2003, before the reduction for the ESOP shares, totaled 8.81% of total assets. Under risk-based capital rules, the total risk based capital is 12.49% of risk-adjusted assets, and substantially in excess of required minimums.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

Net income, net interest income and other income

The increase in net income of $758,000 is accounted for by three significant items, which are increased earning assets, improved net interest margin and increases in secondary market loans sold. Net interest income increased by $1,388,000. This increase is due to two factors. The first is that average earning assets for the first three months of 2003 were $121.8 million higher than the first three months of 2002. The second factor is that the net interest rate margin is approximately 14 basis points higher in the first quarter of 2003 than it was one year ago. Due to continued low interest rates there were substantial increases in loan origination fees that total $865,000 for the quarter ended March 31, 2003 compared to $377,000 for the same period in 2002.

Trust fees were unchanged at $619,000 in total revenues for each of the two quarters shown. The number of trust accounts under management increased as of March 31, 2003 compared to the period ended March 31, 2002, but the decline in stock value, had the effect of reducing otherwise expected increases in fees since they are based on asset value. In addition, deposit account charges and other fees increased $284,000 to a total of $1,685,000. Approximately $170,000 is due to changes in the fee structure on deposit accounts and additional net new accounts in the last year. Credit card processing fees increased $114,000 but is offset by an increase in processing fee expenses of $127,000.

Provision for loan losses and allowance for loan losses

The provision for loan losses increased $248,000 to $484,000 for the quarter ending March 31, 2003 compared to an expense of $236,000 for the quarter ended March 31, 2002. The increase is due primarily to the deterioration of several loans that are in the swine production segment of agricultural loans, which required an increase in the allowance for loan losses.

The allowance for loan losses totaled $12,530,000 at March 31,2003 compared to $10,265,000 at March 31, 2002. The percentage of the allowance to outstanding loans was 1.51% and 1.43% at March 31, 2003 and 2002, respectively. The increase in the allowance was based on management's consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agricultural loans) and overall increases in net loans outstanding. The methodology used in 2003 is consistent with the prior years.

The University of Iowa continues to have a dominant effect on the economy of the Bank's primary trade area, Johnson County, Iowa, and in 2003 and 2002, the University has helped the local economy remain strong even when the national economy has experienced weaknesses. However, in the last eighteen months the economy of the state of Iowa has weakened and the University continues to suffer from budget cuts. For its fiscal year beginning July 1, 2003 the University expects continued budget constraints. The possible effects on the local economy cannot be predicted, but are likely to weaken the economy in future years.

Other expenses and income taxes expense

Total other expenses increased by $684,000 compared to the first quarter of 2002. The increase included $403,000 of additional salaries and employee benefits expense. Full-time equivalent employees increased by eighteen which was principally the result of opening the new Cedar Rapids office in March, 2002 and the new Marion office in February, 2003. Also other expenses other than salaries and benefits increased a total of $281,000 or 10.79%. Credit card processing fees, which composed part of the other expenses, increased $127,000 and was offset by $114,000 of increased fee income of credit card processing included in the other income section.

Income tax expense was $1,658,000 and $1,188,000 for the three months ended March 31, 2003 and 2002, respectively. The corresponding percentage of income taxes compared to income before income taxes is 32.90% in 2003 and 31.17% in 2002.

Earnings per share

Earnings per share, both basic and diluted, increased for the quarter ended March 31, 2003 compared to 2002. For the period ended March 31, 2003 basic and diluted earnings per share were $2.25 and $2.23 in comparison to $1.75 and $1.74 for the quarter ended March 31, 2002.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Federal funds sold and investment securities available for sale comprised 21.5% of the Company's total assets at March 31, 2003.

Net cash provided from operations is another primary source of liquidity. For the three months ended March 31, 2003 and 2002, net cash provided by operating activities was $6,726,000 and $4,365,000 respectively.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in liquidity. As of March 31, 2003, the Company had advances of $167,606,000 from the FHLB of Des Moines. These advances were used as a means of providing both long and short-term, fixed-rated funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $116 million at March 31, 2003.

As additional liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and two lines of credit with two banks totaling $82 million, that does require the pledging of investment securities when drawn upon.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company through March 31, 2003.

                              HILLS BANCORPORATION
                                     ITEM 3.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK



Market Risk Management

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of the Company's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committee at the bank. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to date in 2003 changed significantly when compared to 2002.

Asset/Liability Management

The Company has a fully integrated asset/liability management system to assist in managing the balance sheet. The process, which is used to project the results of alternative investment decisions, includes the development of simulations that reflect the effects of various interest rate scenarios on net interest income. Management analyzes the simulations to manage interest risk, the net interest margin and levels of net interest income.

The goal is to structure the balance sheet so that net interest margin fluctuates in a narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 5 percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

To improve net interest income and lessen interest rate risk, management continues its strategy of de-emphasizing fixed-rate portfolio residential real estate loans with long re-pricing periods. The Company continues to focus on reducing interest rate risk by emphasizing growth in variable-rate consumer and commercial loans. Other actions include the use of fixed-rate Federal Home Loan Bank (FHLB) advances as alternatives to certificates of deposit, and active management of the available for sale investment securities portfolio to provide for cash flows that will facilitate rate risk management.

The highly competitive banking environment in Iowa also greatly impacts the Company's net interest margin. The effect of competition on net interest income is difficult to predict.

                              HILLS BANCORPORATION
                                     ITEM 4.
                        EVALUATION OF DISCLOSURE CONTROLS

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

                              HILLS BANCORPORATION

                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings

              There are no materials pending legal proceedings.

Item 2.       Changes in Securities and Use in Proceeds

              There were no changes in securities.

Item 3.       Defaults upon Senior Securities

              Hills Bancorporation has no senior securities.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              No matters were submitted to a vote of security holders during the quarter ended March 31, 2003

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   Exhibit II - Statement Re Computation of Earnings Per Common Share

                   Exhibit 99.1  Section 906 Certification by Dwight O.
                   Seegmiller

                   Exhibit 99.2  Section 906 Certification by James O. Pratt

              (b)  Reports on Form 8-K

                   No reports on Form 8-K have been filed during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HILLS BANCORPORATION

Date      05/13/03                          By  /s/ Dwight O. Seegmiller
         ---------                              --------------------------------
                                                Dwight O. Seegmiller, President

Date      05/13/03                          By  /s/ James G. Pratt
         ---------                              --------------------------------
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

Date:    05/13/03                            By  /s/ Dwight O. Seegmiller
         ---------                               -------------------------------
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

Date:    05/13/03                           By  /s/ James G. Pratt
         ---------                              --------------------------------
                                                James G. Pratt, Treasurer and
                                                Chief Accounting Officer