Form 10-Q
period 2003-06-30
HILLS BANCORPORATION
filed 2003-08-12
CIK 732417

FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-26589, eff. 4/12/93.)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number: 0-12668

Hills Bancorporation

Incorporated in Iowa	I.R.S. Employer Identification No. 42-1208067

131 MAIN STREET, HILLS, IOWA 52235

Telephone number: (319) 679-2291

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [_] No

Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

[X] Yes [_] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At July 31, 2003

Common Stock, no par value	1,515,778

HILLS BANCORPORATION Index to Form 10-Q

Part I FINANCIAL INFORMATION

Part II OTHER INFORMATION

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (In Thousands)

	June 30, 2003 Unaudited	December 31, 2002*
ASSETS
Cash and due from banks	$27,745	$32,647
Investment securities:
Available for sale (amortized cost
June 30, 2003 $198,486;
December 31, 2002 $190,313)	206,650	197,807
Held to maturity (fair value
June 30, 2003 $8,699;
December 31, 2002 $8,303)	8,502	8,022
Stock of Federal Home Loan Bank	8,774	8,382
Federal funds sold	23,373	32,514
Loans, net	827,596	773,973
Loans held for sale	12,449	6,884
Property and equipment, net	21,888	21,500
Accrued interest receivable	7,068	7,278
Deferred income taxes, net	1,201	1,971
Other assets	8,075	7,569

	$1,153,321	$1,098,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest-bearing deposits	$116,628	$107,833
Interest-bearing deposits	723,730	694,488

Total deposits	$840,358	$802,321
Securities sold under agreements to repurchase	31,928	20,798
Federal Home Loan Bank (“FHLB” borrowings	167,606	167,606
Accrued interest payable	1,911	2,134
Other liabilities	4,696	4,653

	$1,046,499	$997,512

REDEEMABLE COMMON STOCK HELD BY
EMPLOYEE STOCK OWNERSHIP PLAN
(ESOP)	$14,276	$12,951

STOCKHOLDERS’ EQUITY
Capital stock, common, no par value;
authorized 10,000,000 shares;
issued June 30, 2003 - 1,515,778 shares;
December 31, 2002 - 1,501,054 shares	$11,252	$10,541
Retained earnings	90,428	85,773
Accumulated other comprehensive income	5,142	4,721

	$106,822	$101,035
Less unallocated shares of ESOP	14,276	12,951

	$92,546	$88,084

	$1,153,321	$1,098,547

* Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2003 and 2002
(In Thousands, Except Per Share Data)

	Three months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Interest income:
Loans, including fees	$13,662	$13,339	$27,093	$26,266
Investment securities:
Taxable	1,545	1,896	3,225	3,813
Nontaxable	603	581	1,205	1,097
Federal funds sold	116	112	217	273

Total interest income	$15,926	$15,928	$31,740	$31,449

Interest expense:
Deposits	$4,332	$5,817	$8,892	$11,768
Securities sold under
agreements to repurchase	117	89	210	212
FHLB borrowings	2,266	1,973	4,508	3,889

Total interest expense	$6,715	$7,879	$13,610	$15,869

Net interest income	$9,211	$8,049	$18,130	$15,580

Provision for loan losses	(35)	251	449	487

Net interest income after provision
for loan losses	$9,246	$7,798	$17,681	$15,093

Other income:
Gain on sale of loans	$1,587	$242	$2,452	$619
Trust fees	559	540	1,178	1,159
Deposit account charges and fees	922	791	1,795	1,521
Other fees and charges	777	632	1,589	1,303

	$3,845	$2,205	$7,014	$4,602

Other expenses:

Salaries and employee benefits	$3,832	$3,440	$7,512	$6,717
Occupancy	464	429	920	846
Furniture and equipment	750	745	1,484	1,462
Office supplies and postage	258	259	584	540
Other	1,623	1,306	2,992	2,495

	$6,927	$6,179	$13,492	$12,060

Income before income taxes	$6,164	$3,824	$11,203	$7,635

Federal and state income taxes	2,037	1,151	3,695	2,339

Net income	$4,127	$2,673	$7,508	$5,296

Earning per share:
Basic	$2.73	$1.78	$4.98	$3.53
Diluted	2.72	1.76	4.97	3.50

See Notes to Consolidated Financial Statements. 4

HILLS BANCORPORATION UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Three and Six Months Ended June 30, 2003 and 2002 (In Thousands)

	Three months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net Income	$4,127	$2,673	$7,508	$5,296

Other comprehensive income:
Unrealized holding gains (losses)
arising during the period	$1,221	$2,390	$670	$1,054
Income tax effect of unrealized gains
(losses)	(453)	(884)	(249)	(390)

	$768	$1,506	$421	$664

Comprehensive Income	$4,895	$4,179	$7,929	$5,960

See Notes to Consolidated Financial Statements. 5

HILLS BANCORPORATION UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Six Months Ended June 30, 2003 and 2002 (In Thousands)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation To ESOP Shares	Total
Balance, December 31, 2002	$10,541	$85,773	$4,721	$(12,951)	$88,084
Stock options exercised for
14,724 shares of common stock	375	—	—	—	375
Change related to ESOP shares	—	—	—	(1,325)	(1,325)
Net income	—	7,508	—	—	7,508
Income tax benefit related to
stock based compensation	336	—	—	—	336
Cash dividends ($1.90 per share)	—	(2,853)	—	—	(2,853)
Other comprehensive income	—	—	421	—	421

Balance, June 30, 2003	$11,252	$90,428	$5,142	$(14,276)	$92,546

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation To ESOP Shares	Total
Balance, December 31, 2001	$10,397	$76,931	$3,021	$(12,194)	$78,155
Net income	—	5,296	—	—	5,296
Change related to ESOP shares	—	—	—	(299)	(299)
Cash dividends ($1.75 per share)	—	(2,622)	—	—	(2,622)
Other comprehensive income	—	—	664	—	664

Balance, June 30, 2002	$10,397	$79,605	$3,685	$(12,493)	$81,194

See Notes to Consolidated Financial Statements. 6

HILLS BANCORPORATION UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2003 and 2002 (In Thousands)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,508	$5,296
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	1,130	1,140
Amortization	—	85
Provision for loan losses	449	487
Deferred income taxes	521	88
Decrease (increase) in accrued interest receivable	210	(238)
Amortization of bond discount	374	160
(Increase) in other assets	(506)	(576)
Decrease (increase) in accrued interest and other liabilities	(180)	388
Loans originated for sale	(185,525)	(58,244)
Proceeds on sales of loans	182,412	58,781
Net gain on sales of loans	(2,452)	(619)
Income tax benefits related to stock based compensation	336	—

Net cash provided by operating activities	$4,277	$6,748

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities:
Available for sale	$42,910	$23,354
Held to maturity	3,090	2,901
Purchase of investment securities:
Available for sale	(51,849)	(47,071)
Held to maturity	(3,570)	—
Federal funds sold, net	9,141	5,780
Loans made to customers, net of collections	(54,072)	(55,823)
Purchases of property and equipment	(1,518)	(1,770)

Net cash (used in) investing activities	$(55,868)	$(72,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$38,037	$30,556
Net increase (decrease) in federal funds purchased
and securities sold under agreements to repurchase	11,130	(2,172)
Borrowings from FHLB	—	30,000
Stock options exercised	375	—
Dividends paid	(2,853)	(2,622)

Net cash provided by financing activities	$46,689	$55,762

Decrease in cash and due from banks	$(4,902)	$(10,119)

CASH AND DUE FROM BANKS
Beginning	32,647	37,070

Ending	$27,745	$26,951

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest paid to depositors	$9,115	$11,941
Interest paid on other obligations	4,718	4,101
Income taxes	4,208	2,597
Non-cash financing activity,
Increase in unallocated ESOP shares	1,325	299

See Notes to Consolidated Financial Statements. 7

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1.	Interim Financial Statements

Interim consolidated financial statements have not been examined by independent public accountants, but include all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results for these periods. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

In reviewing these financial statements, reference should be made to the Notes to Financial Statements contained in the audited Financial Statements for the year ended December 31, 2002, included in Hills Bancorporation (the “Company”) Form 10-K filed with the Securities Exchange Commission on March 24, 2003.

There were no changes in accounting policies, which had a significant effect on the interim consolidated financial statements for the periods presented except as disclosed in Note 3 to the financial statements.

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

The computation of earnings per common share for the periods presented are as follows:

	Three months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Weighted average number of shares
outstanding (basic)	1,512,097	1,498,558	1,507,364	1,498,558
Weighted average of potential dilutive shares
attributable to stock options granted computed
under the treasury stock method	3,575	12,955	3,199	13,030

Weighted average number of shares (diluted)	1,515,672	1,511,513	1,510,563	1,511,588

Earnings Per Share:
Net income (in thousands)	$4.127	$2,673	$7,508	$5,296

Earnings per common share:
Basic	$2.73	$1.78	$4.98	$3.53

Diluted	2.72	1.76	4.97	3.50

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3.	Recent Accounting Pronouncements

The FASB has issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Implementation of the Statement is not expected to have a material impact on the Company’s financial statements.

The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after
December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45’s measurement and recognition provisions did not have a material impact to the Company’s financial position or results of operations.

In October 2002, the FASB issued Statement of Financial Accounting Standards No.147, “Acquisition of Certain Financial Institutions, an Amendment to FASB Statements No.72 and 144 and FASB Interpretation No.9. The statement removes acquisitions of financial institutions from the scope of the previous issued statements and interpretation and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.” Thus, the requirement to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this statement. The Company adopted FASB No. 147 on October 1, 2002 and the adoption resulted in no reclassification or revisions to prior period financial statements.

In January 2003, the FASB issued Interpretation No.46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise. This statement applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company has, and will continue to, adopt the various provisions of this statement but presently does not have any variable interest entities that would be required to be included in its consolidated financial statements.

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3.	Recent Accounting Pronouncements (continued)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the statement on July 1, 2003 and such adoption is not expected to have a material effect on its financial position or results of operations.

HILLS BANCORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of Hills Bancorporation and subsidiary (“Company”) at June 30, 2003, (unaudited) when compared with December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and 2002 (unaudited). The accompanying unaudited financial statements should be read in conjunction with the Hills Bancorporation consolidated financial statements and related notes appearing in the 2002 annual report previously filed on Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The discussion following contains certain forward-looking statements with respect to the financial condition, the results of operations and business of the Company. These statements involve certain risks and uncertainties, which are often inherent in the ongoing operation of financial institutions such as the Company’s subsidiary bank.

Forward-looking statements discuss matters that are not facts and are typically identified by the words “believe,” “expect,” “anticipate,” “ target,” “ goal,” “objective,” “ intend,” “estimate,” “ will,” “can,” “would,” “should,” “could,” “may” and similar expressions. They discuss expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them to reflect changes that occur after the date they are made.

There are several factors – many of which are beyond the control of the Company or its subsidiary Bank – that could cause results to differ significantly from expectations. Some of these factors are described below. There are factors other than those described below that could cause results to differ from expectations. Any factor described below could by itself, or together with one or more other factors, adversely affect the business, earnings and/ or financial condition of the Company and its subsidiary Bank.

The risks involved in the operations and strategies of the Company include competition from other financial institutions, changes in interest rates, changes in economic or market conditions and changes in regulatory factors. There risks, which are not all inclusive, cannot be estimated.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries.

HILLS BANCORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

CRITICAL ACCOUNTING POLICIES (continued)

Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presents elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition – Allowance for Loan Losses”. Although management believes the levels of the allowance as of both June 30, 2003 and December 31, 2002 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

The Company’s other critical accounting policies that affect net income are the accrual of interest income and expense. Interest is accrued at the stated rate on the outstanding balances of all interest-earning assets and interest-bearing liabilities. The Company discontinues accruing interest income on certain loans when there is reasonable doubt about the borrower’s ability to make the entire principal and interest payments. Other critical policies that affect the Company’s balance sheet are the fair value of investment securities available for sale and the Company’s maximum cash obligation related to its obligation to redeem common stock held by the ESOP.

HILLS BANCORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AT JUNE 30, 2003 COMPARED TO DECEMBER 31, 2002.

Assets and Liabilities Review

Total assets grew to $1.153 billion at June 30, 2003, compared to total assets of $1.099 billion at December 31, 2002. The asset growth of $54.8 million included a net increase in the investment securities of $9.7 million and net loan growth of $59.2 million. The net loan growth includes loans held for sale of $12.4 million as of June 30, 2003, which were secondary market loans that are waiting funding. The loans held for sale at December 31, 2002 were $6.9 million.

The following tables set forth the composition of loans and the allowance for loan losses and information on non-performing loans:

	June 30
	2003	2002
	(Amounts in thousands)

Agricultural	$42,376	$36,442
Commercial and financial	52,951	40,444
Real estate:
Construction	57,738	45,015
Mortgage	652,762	588,250
Loans to individuals	34,509	32,652

	$840,336	$742,803
Less allowance for loan losses	12,740	10,350

	$827,596	$732,453

Changes in the allowance for loan losses are as follows:

	Six Months Ended June 30
	2003	2002
	(Amounts in thousands)

Balance, beginning	$12,125	$9,950
Provision charged to expense	449	487
Net recoveries	809	795
Loans charged off	(643)	(882)

Balance, ending	$12,740	$10,350

Non-performing loan information at June 30, was as follows:

	2003	2002
	(Amounts in thousands)

Impaired loans, non-accrual	$4,450	$2,492

Loans past due ninety days or more and still accruing	1,356	1,482

Restructured loans	—	—

HILLS BANCORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Assets and Liabilities Review (continued)

Interest rates, which help drive both new loan growth and secondary market loans, including refinances, continue to be at record low levels compared to the last fifty years. Effective June 25, 2003, the Federal Reserve Open Market Committee lowered the federal funds target rate to 1.00%. The 1.00% is the lowest level since July of 1958. The decrease was the first in 2003 with the last 25 basis point decrease occurring on November 6, 2002. The decrease in the federal funds rate marked the thirteenth decrease since May 16, 2000, when the rate was 6.50%. Overall, the local economy remains in good condition but weaknesses have been seen with some layoffs in employment. Budget restraints continue to affect the University of Iowa and state government spending. In addition, the national economy has not directly affected the Company, but obviously the continued war in Iraq and the aftermath process of peace and other national economic news will continue to affect the financial markets. The new tax relief act signed into law in May, 2003, contains major tax cuts for individuals and business taxpayers. One of the most talked about provisions is lower tax on corporate dividends and this has aided recent stock market gains. As of June 30, 2003, the major stock indices all show a positive growth for the first six months of 2003.

The growth of deposits in the first half of the year has been $38.01 million and a total of $49.2 million when repurchase agreements are included. Borrowings from the FHLB remained static at $167.6 million for the two periods presented.

Dividends and Equity

In January 2003, Hills Bancorporation paid a dividend of $2,853,000 or $1.90 per share, an 8.57% increase from the $1.75 paid in January 2002. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2003 totaled $92,546,000. The total stockholders’ equity of Hills Bancorporation as of June 30, 2003, before the reduction for the ESOP shares, totaled 9.26% of total assets. The total equity under this measurement was $101.7 million. Under risk-based capital rules, the total risk based capital is 12.83% of risk-adjusted assets, and substantially in excess of required minimums.

HILLS BANCORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

Net income, net interest income and other income

Net income for the six months ended June 30, 2003 is $7,508,000, which represents a $2,212,000 increase over the reported income for the same period in 2002. As discussed at the end of the first quarter for 2003, the increase in net income is related to three significant factors, one the increased earning assets, two the improved net interest margin and third, the increase in the gain of sale of loans. Net interest income, not including fees increased $2.4 million for the six months ended June 30, 2003 compared to 2002. The improvement is due to an increase in average earning assets of $123.3 million and a rise in the net interest margin by approximately eight basis points. The mortgage refinancing growth continued in the second quarter of the year as the number of loans sold on the secondary market and the resulting gain on sale was $2,452,000 which is $461,000 more than for all of 2002 and $1,833,000 higher than gains on sale of loans for the period ended June 30, 2002.

The net income for the quarter ended June 30, 2003 was $1,454,000 ahead of the same quarter in 2002. This change is due in large part to the gain on sale of loans, which are loans sold to the secondary market, which were $1,345,000 higher in 2003 than 2002 for the three months. The other large difference is that net interest income is $1.2 million higher due to average earning assets increasing $124.8 million.

Trust fees increased to $1,178,000 for the six months ended June 30, 2003 from $1,159,000 one year ago. The number of trust accounts continues to increase, but the decline in stocks values in 2001 and 2002 had the effect of reducing otherwise expected increases in fees since the fees are based on asset value of the account. Deposit account charges and fees increased $274,000 in the two periods shown. The change is primarily due to increase service charges on selected deposit accounts and the volume of accounts having increased. Other fees and charges increased $286,000 from the first six months of 2003 compared to the same period in 2002. The increase included $252,000 in credit card processing fees, but this income was offset by additional processing fees of $285,000, included in the other expense category.

In comparing the three months ended June 30, 2003 and 2002, other income increased $1,640,000 to $3,845,000. The increase was the result of the gain on sale of loans increasing $1,345,000 and this was primarily due to the continued low rate environment. Deposit account charges increased $131,000 from $791,000 to $922,000. As for the six months results discussed, the change is due to increased service charges and the volume of accounts. The $145,000 increase for the three months ended June 30, 2003 in other fees is primarily an increase in credit card processing fees, and offset by similar increases in processing fees included in the expenses.

HILLS BANCORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Provision for loan losses and allowance for loan losses

The provision for loan losses for the six months ended June 30, 2003 is $449,000 compared to $487,000 for the six months ended June 30, 2002. The first quarter provision for this line item was $484,000 compared to a credit of $35,000 for the second quarter of 2003. The net provision is the result of management’s determination on a quarterly basis of the allowance for loan losses required based on its review of the loan portfolio. In its review, management considers loan concentrations, loans with higher credit risks (primarily agricultural loans) and overall increases in net loans outstanding. The allowance for loan losses balance is also affected by the net charge-offs for each quarter. For the first quarter of 2003, the charged-off loans exceeded loan recoveries by $79,000 while in the second quarter recoveries exceeded loans charged-off by $244,000, resulting in a higher reserve balance before the provision.

The allowance for loan losses totaled $12,740,000 at June 30, 2003 compared to $10,350,000 at June 30, 2002. The percentage of the allowance to outstanding loans was 1.49% and 1.38% at June 30, 2003 and 2002, respectively. The increase in the balance of the allowance is due primarily to the deterioration of several loans that are in the swine production segment of agricultural loans. The methodology used in 2003 is consistent with the prior years. Beginning in 2001, the Bank refined the methodology used to compute the allowance for loan losses, primarily by applying estimated loss rates to several risk categories of loans instead of more general categories of loans.

The University of Iowa continues to have a dominant effect on the economy of the Bank’s primary trade area, Johnson County, Iowa, and has helped the local economy remain strong even when the national economy has experienced weaknesses. However, in the last eighteen months the economy of the state of Iowa has weakened and the University continues to suffer from budget cuts. For its fiscal year beginning July 1, 2003 the University expects continued budget constraints. The possible effects on the local economy cannot be predicted, but are likely to weaken the economy in future years.

Other expenses and income taxes expense

Total other expenses were $13,492,000 and $12,060,000 for the six months ended June 30, 2002 and 2002, respectively. The increase includes $795,000 in salaries and benefits which is the direct result of increased full-time equivalents of thirty-five since June 30, 2002. The new employees added included nine in the secondary market department and eleven in the Marion office, which opened in February 2003. All other expenses other than salaries and benefits increased a total of $637,000 or 11.92%. Credit card processing fees, which composed part of the other expenses, increased $285,000 and was offset by $252,000 of increased fee income of credit card processing included in the other income section.

The three months ended June 30, 2003 compared to the same period ending June 30, 2002, saw an increase in other expenses of $748,000. Salaries and employee benefits accounted for $392,000 of the increase and reflects salary increases over the prior year and the increase discussed above in the full-time equivalents added in 2003. The only other large increase in expenses was the credit card processing expense of approximately $145,000 discussed in the other income review.

Income tax expense was $3,695,000 and $2,339,000 for the six months ended June 30, 2003 and 2002, respectively. The corresponding percentage of income taxes compared to income before income taxes is 32.98% in 2003 and 30.63% in 2002. For the three months, the percentage of income taxes increased form 30.10% in 2002 to 33.05% in 2003. The percentage is up slightly due to substantially more income from the gain on sale of loans and not a corresponding increase in non-taxable interest income.

HILLS BANCORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Earnings per share

Earnings per share, both basic and diluted increased for the quarter ended June 30, 2003 compared to 2002. For the quarter ended June 30, 2003 basic and diluted earnings per share were $2.73 and $2.72 in comparison to $1.78 and $1.76 for the quarter ended June 30, 2002. The earnings per share for the six months ended June 30, 2003 and June 30, 2002, were $4.98 and $3.53 for basic earnings per share and $4.97 and $3.50 for diluted earnings per share.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 19.9% of the Company’s total assets at
June 30, 2003.

Net cash provided from operations is another primary source of liquidity. For the six months ended June 30, 2003 and 2002, net cash provided by operating activities was $2,498,000 and $6,748,000 respectively.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in liquidity. As of June 30, 2003, the Company had advances of $167,606,000 from the FHLB of Des Moines. These advances were used as a means of providing both long and short-term, fixed-rated funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $135 million at June 30, 2003.

As additional liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and two lines of credit with two banks totaling $96 million, that does require the pledging of investment securities when drawn upon.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company through June 30, 2003.

HILLS BANCORPORATION
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Risk Management

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company’s market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of the Company’s assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committee at the bank. Management does not believe that the Company’s primary market risk exposures and how those exposures have been managed to date in 2003 changed significantly when compared to 2002.

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

The goal is to structure the balance sheet so that net interest margin fluctuates in a narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 5 percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company’s policy limits.

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

The highly competitive banking environment in Iowa also greatly impacts the Company’s net interest margin. The effect of competition on net interest income is difficult to predict.

HILLS BANCORPORATION
ITEM 4.
EVALUATION OF DISCLOSURE CONTROLS

Based on their evaluation of the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, the undersigned officers of the registrant have concluded that such disclosure controls and procedures are adequate. There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by the undersigned officers of the registrant of the design and operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data.

HILLS BANCORPORATION
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no materials pending legal proceedings.

Item 2.	Changes in Securities

There were no changes in securities.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting held on April 21, 2003, the security holders approved the following:

1.	Election of Willis M. Bywater, Thomas J. Gill D.D.S., Donald H. Gringer and Dwight O. Seegmiller to three-year terms to the Board of Directors expiring at the 2006 Annual Meeting.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits Exhibit II – Statement Re Computation of Earnings Per Common Share

(b)	Reports on Form 8-K
Form 8-K was filed by Hills Bancorporation on May 14, 2003. The 8-K was filed to change the Registrant’s certifying accountant from McGladrey and Pullen, LLP to KPMG LLP, effective May 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date	8/12/2003	By	/s/ Dwight O. Seegmiller

Dwight O. Seegmiller, President

Date	8/12/2003	By	/s/ James G. Pratt

James G. Pratt, Treasurer and Chief Accounting Officer