Form 10-Q
period 2003-09-30
HILLS BANCORPORATION
filed 2003-11-10
CIK 732417

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

                For the quarterly period ended September 30, 2003

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

                                 |X| Yes |_| No

Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

                                 |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                   SHARES OUTSTANDING
          CLASS                                    At October 31, 2003
          -----                                    -------------------

Common Stock, no par value                              1,515,778

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION

                                                                          Page
                                                                          Number
                                                                          ------

Item 1. Financial Statements

        Consolidated balance sheets, September 30, 2003 (unaudited)
            and December 31, 2002.                                         3
        Consolidated statements of income, (unaudited) for three
            and nine months ended September 30, 2003 and 2002.             4
        Consolidated statements of comprehensive income, (unaudited)
            for three and nine months ended September 30, 2003 and 2002.   5
        Consolidated statements of stockholders' equity, (unaudited)
            for nine months ended September 30, 2003 and 2002.             6
        Consolidated statements of cash flows (unaudited) for nine
            months ended September 30, 2003 and 2002.                      7
        Notes to consolidated financial statements                         8-10

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk         18

Item 4. Evaluation of Disclosures Controls                                 19

                                     Part II
                                OTHER INFORMATION

Item 1. Legal proceedings                                                  20

Item 2. Changes in securities and use of proceeds                          20

Item 3. Defaults upon senior securities                                    20

Item 4. Submission of matters to vote of security holders                  20

Item 5. Other information                                                  20

Item 6. Exhibits and reports on Form 8-K                                   20

Signatures and Certifications                                              21-24

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts In Thousands, Except Shares)

                                                        September 30, 2003
                                                             Unaudited        December 31, 2002*
                                                            ----------        ------------------
ASSETS
Cash and due from banks                                     $   32,274            $   32,647
Investment securities:
   Available for sale (amortized cost
     September 30, 2003 $201,293
     December 31, 2002 $190,313)                               207,120               197,807
   Held to maturity (fair value
     September 30, 2003 $8,374;
     December 31, 2002 $8,303)                                   8,224                 8,022
Stock of Federal Home Loan Bank                                  8,774                 8,382
Federal funds sold                                              40,492                32,514
Loans held for sale                                              4,890                 6,884
Loans, net                                                     846,310               773,973
Property and equipment, net                                     22,248                21,500
Accrued interest receivable                                      7,415                 7,278
Deferred income taxes, net                                       2,067                 1,971
Other assets                                                     8,339                 7,569
                                                            ----------            ----------
                                                            $1,188,153            $1,098,547
                                                            ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits                                $  112,697            $  107,833
Interest-bearing deposits                                      761,484               694,488
                                                            ----------            ----------
   Total deposits                                           $  874,181            $  802,321
Securities sold under agreements to repurchase                  29,690                20,798
Federal Home Loan Bank ("FHLB") borrowings                     167,574               167,606
Accrued interest payable                                         1,846                 2,134
Other liabilities                                                5,193                 4,653
Redeemable common stock held by employee
    stock ownership plan (ESOP)                                 14,570                12,951
                                                            ----------            ----------
                                                            $1,093,054            $1,010,463
                                                            ----------            ----------

STOCKHOLDERS' EQUITY
Capital stock, common, no par value;
   authorized 10,000,000 shares;
   issued September 30, 2003 - 1,515,778 shares;
   December 31, 2002 - 1,501,054 shares                     $   11,252            $   10,541
Retained earnings                                               94,747                85,773
Accumulated other comprehensive income                           3,670                 4,721
                                                            ----------            ----------
                                                            $  109,669            $  101,035
Less unallocated shares of ESOP                                 14,570                12,951
                                                            ----------            ----------
                                                            $   95,099            $   88,084
                                                            ----------            ----------
                                                            $1,188,153            $1,098,547
                                                            ==========            ==========

*     Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

                              HILLS BANCORPORATION
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 2003 and 2002
                (Amounts In Thousands, Except Per Share Amounts)

                                                  Three Months Ended             Nine Months Ended
                                                  ------------------             -----------------
                                                     September 30                   September 30
                                                     ------------                   ------------
                                                2003             2002           2003           2002
                                                ----             ----           ----           ----
Interest income:
   Loans, including fees                      $ 13,680         $13,940        $40,773        $40,206
   Investment securities:
     Taxable                                     1,532           1,852          4,757          5,665
     Nontaxable                                    575             584          1,780          1,681
   Federal funds sold                               68             134            285            407
                                              --------         -------        -------        -------
   Total interest income                      $ 15,855         $16,510        $47,595        $47,959
                                              --------         -------        -------        -------

Interest expense:
   Deposits                                   $  4,123         $ 5,528        $13,015        $17,296
   Securities sold under
     agreements to repurchase                       87              77            297            289
   FHLB borrowings                               2,291           2,343          6,799          6,232
                                              --------         -------        -------        -------

   Total interest expense                     $  6,501         $ 7,948        $20,111        $23,817
                                              --------         -------        -------        -------
   Net interest income                        $  9,354         $ 8,562        $27,484        $24,142

Provision for loan losses                         (326)            244            123            731
                                              --------         -------        -------        -------

   Net interest income after provision
       for loan losses                        $  9,680         $ 8,318        $27,361        $23,411
                                              --------         -------        -------        -------

Other income:
   Gain on sale of loans                      $  1,520         $   407        $ 3,972        $ 1,026
   Trust fees                                      605             605          1,783          1,764
   Deposit account charges and fees                900             845          2,695          2,366
   Other fees and charges                          853             647          2,442          1,950
                                              --------         -------        -------        -------
                                              $  3,878         $ 2,504        $10,892        $ 7,106
                                              --------         -------        -------        -------
Other expenses:
   Salaries and employee benefits             $  3,933         $ 3,351        $11,445        $10,068
   Occupancy                                       496             453          1,416          1,299
   Furniture and equipment                         762             684          2,246          2,146
   Office supplies and postage                     330             304            914            844
   Other                                         1,525           1,287          4,517          3,782
                                              --------         -------        -------        -------
                                              $  7,046         $ 6,079        $20,538        $18,139
                                              --------         -------        -------        -------
   Income before income taxes                 $  6,512         $ 4,743        $17,715        $12,378

Federal and state income taxes                   2,193           1,507          5,888          3,846
                                              --------         -------        -------        -------

   Net income                                 $  4,319         $ 3,236        $11,827        $ 8,532
                                              ========         =======        =======        =======

Earning per share:
     Basic                                    $   2.85         $  2.15        $  7.83        $  5.69
     Diluted                                      2.84            2.14           7.81           5.64

See Notes to Consolidated Financial Statements.

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             Three and Nine Months Ended September 30, 2003 and 2002
                                 (In Thousands)

                                                  Three Months Ended            Nine Months Ended
                                                  ------------------            -----------------
                                                     September 30                 September 30
                                                     ------------                 ------------
                                                 2003           2002           2003             2002
                                                 ----           ----           ----             ----
Net Income                                     $ 4,319         $3,236        $ 11,827         $ 8,532
                                               -------         ------        --------         -------

Other comprehensive income:
   unrealized holding gains arising
   during the year, net of income taxes         (1,472)         1,247          (1,051)          1,911
                                               -------         ------        --------         -------

Comprehensive Income                           $ 2,847         $4,483        $ 10,776         $10,443
                                               =======         ======        ========         =======

See Notes to Consolidated Financial Statements.

                              HILLS BANCORPORATION
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2003 and 2002
                                 (In Thousands)

                                                                         Accumulated
                                                                             Other         Unallocated
                                             Capital        Retained     Comprehensive      Shares of
                                              Stock         Earnings     Income (Loss)         ESOP             Total
                                              -----         --------     -------------        ------           -------
Balance, December 31, 2002                   $10,541        $ 85,773         $ 4,721         $(12,951)        $ 88,084
    Net income                                    --          11,827              --               --           11,827
    Stock options exercised for
        14,724 shares of common stock            375              --              --               --              375
    Income tax benefit related to
        stock based compensation                 336              --              --               --              336
    Change related to ESOP shares                 --              --              --           (1,619)          (1,619)
    Cash dividends ($1.90 per share)              --          (2,853)             --               --           (2,853)
    Other comprehensive income                    --              --          (1,051)              --           (1,051)
                                             -------        --------         -------         --------         --------
Balance, September 30, 2003                  $11,252        $ 94,747         $ 3,670         $(14,570)        $ 95,099
                                             =======        ========         =======         ========         ========

                                                                          Accumulated
                                                                             Other         Unallocated
                                             Capital        Retained     Comprehensive      Shares of
                                              Stock         Earnings     Income (Loss)         ESOP             Total
                                              -----         --------     -------------        ------           -------
Balance, December 31, 2001                   $10,397        $ 76,931         $ 3,021         $(12,194)        $ 78,155
    Net income                                    --           8,532              --               --            8,532
    Issuance of 550 shares
      of common stock                             45              --              --               --               45
    Change related to ESOP shares                 --              --              --             (462)            (462)
    Cash dividends ($1.75 per share)              --          (2,622)             --               --           (2,622)
    Other comprehensive income                    --              --           1,911               --            1,911
                                             -------        --------         -------         --------         --------
Balance, September 30, 2002                  $10,442        $ 82,841         $ 4,932         $(12,656)        $ 85,559
                                             =======        ========         =======         ========         ========

See Notes to Consolidated Financial Statements.

                              HILLS BANCORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002
                                 (In Thousands)

                                                                          2003                  2002
                                                                          ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $  11,827             $   8,532
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                           1,694                 1,711
    Amortization                                                              --                   127
    Provision for loan losses                                                123                   731
    Compensation paid by issuance of common stock                             --                    45
    Deferred income taxes                                                    521                    88
    (Increase) in accrued interest receivable                               (137)                 (470)
    Amortization of bond premium                                             637                   230
    (Increase) in other assets                                              (770)                 (850)
    Increase in accrued interest and other liabilities                       252                 1,009
    Loans originated for sale                                           (299,339)             (104,146)
    Proceeds on sales of loans                                           305,305                99,228
    Net gain on sales of loans                                            (3,972)               (1,026)
    Income tax benefits related to stock based compensation                  336                    --
                                                                       ---------             ---------
    Net cash provided by operating activities                          $  16,477             $   5,209
                                                                       ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities:
    Available for sale                                                 $  53,365             $  44,657
    Held to maturity                                                       3,368                 3,106
Purchase of investment securities:
    Available for sale                                                   (65,375)              (64,657)
    Held to maturity                                                      (3,570)                   --
Federal funds sold, net                                                   (7,978)                6,879
Loans made to customers, net of collections                              (72,460)              (84,921)
Purchases of property and equipment                                       (2,442)               (2,187)
                                                                       ---------             ---------
    Net cash (used in) investing activities                            $ (95,092)            $ (97,123)
                                                                       ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                               $  71,860             $  68,406
Net increase  (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                     8,892                (5,159)
Borrowings from FHLB                                                          --                30,000
Payments on FHLB borrowings                                                  (32)                  (31)
Stock options exercised                                                      375                    --
Dividends paid                                                            (2,853)               (2,622)
                                                                       ---------             ---------
     Net cash provided by financing activities                         $  78,242             $  90,594
                                                                       ---------             ---------
     Decrease in cash and due from banks                               $    (373)            $  (1,320)
                                                                       ---------             ---------
CASH AND DUE FROM BANKS
    Beginning                                                             32,647                37,070
                                                                       ---------             ---------
    Ending                                                             $  32,274             $  35,750
                                                                       =========             =========
SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest paid to depositors                                     $  13,303             $  17,572
       Interest paid on other obligations                                  7,096                 6,518
       Income taxes                                                        6,226                 3,926
    Non-cash financing activity,
       increase in unallocated ESOP shares                                 1,619                   462

See Notes to Consolidated Financial Statements.

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

      The computation of earnings per common share for the periods presented are as follows:

                                                                  Three months ended                   Six months ended
                                                                  ------------------                   ----------------
                                                                     September 30                        September 30
                                                                     ------------                        ------------
                                                                2003              2002              2003              2002
                                                                ----              ----              ----              ----
Weighted average number of shares
   outstanding (basic)                                        1,515,778         1,499,108         1,509,888         1,498,723

Weighted average of potential dilutive shares
   attributable to stock options granted computed
   under the treasury stock method                                3,989            13,145             3,450            13,259
                                                             ----------        ----------        ----------        ----------

Weighted average number of shares (diluted)                   1,519,767         1,512,253         1,513,338         1,511,982
                                                             ==========        ==========        ==========        ==========

Earnings Per Share:

   Net income (in thousands)                                 $    4.319        $    3,236        $   11,827        $    8,532
                                                             ==========        ==========        ==========        ==========

   Earnings per common share:
     Basic                                                   $     2.85        $     2.15        $     7.83        $     5.69
                                                             ==========        ==========        ==========        ==========
     Diluted                                                       2.84              2.14              7.81              5.64
                                                             ==========        ==========        ==========        ==========

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

      The FASB has issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"- an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company's consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45's measurement and recognition provisions did not have a material impact to the Company's financial position or results of operations.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No.147, "Acquisition of Certain Financial Institutions, an Amendment to FASB Statements No.72 and 144 and FASB Interpretation No.9. The statement removes acquisitions of financial institutions from the scope of the previous issued statements and interpretation and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No.141, "Business Combinations" and Statement of Financial Accounting Standards No.142, "Goodwill and Intangible Assets." Thus, the requirement to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this statement. The Company adopted FASB No. 147 on October 1, 2002 and the adoption resulted in no reclassification or revisions to prior period financial statements.

      In January 2003, the FASB issued Interpretation No.46,"Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise. This statement applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The Company has, and will continue to, adopt the various provisions of this statement but presently does not have any variable interest entities that would be required to be included in its consolidated financial statements.

                              HILLS BANCORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3. Recent Accounting Pronouncements (continued)

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the statement on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.

                              HILLS BANCORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of Hills Bancorporation and subsidiary ("Company") at September 30, 2003, (unaudited) when compared with December 31, 2002 and the results of operations for the three and nine months ended September 30, 2003 and 2002 (unaudited).

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

                              HILLS BANCORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

CRITICAL ACCOUNTING POLICIES (continued)

Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presents elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan Losses". Although management believes the levels of the allowance as of both September 30, 2003 and December 31, 2002 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

                              HILLS BANCORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

FINANCIAL CONDITION AT SEPTEMBER 30, 2003 COMPARED TO DECEMBER 31, 2002.

Assets and Liabilities Review

Total assets grew to $1.188 billion at September 30, 2003, compared to total assets of $1.099 billion at December 31, 2002. The asset growth of $89.6 million included a net increase in the investment securities of $9.9 million and net loan growth of $70.3 million. The net loan growth includes loans held for sale of $4.9 million as of September 30, 2003, which were secondary market loans that are waiting funding. The loans held for sale at December 31,2002 were $6.9 million.

The following tables set forth the composition of loans and the allowance for loan losses and information on non-performing loans:

                                                        September 30
                                                        ------------
                                                  2003                 2002
                                                  ----                 ----
                                                    (Amounts in thousands)

      Agricultural                              $ 41,887            $ 37,323
      Commercial and financial                    46,326              39,436
      Real estate:
          Construction                            60,018              46,352
          Mortgage                               676,966             612,611
      Loans to individuals                        33,538              36,235
                                                --------            --------
                                                $858,735            $771,957
      Less allowance for loan losses              12,425              10,650
                                                --------            --------
                                                $846,310            $761,307
                                                ========            ========

Changes in the allowance for loan losses are as follows:

                                                     Three Months Ended                        Nine Months Ended
                                                        September 30                              September 30
                                                        ------------                              ------------

                                                  2003                 2002                 2003                 2002
                                                  ----                 ----                 ----                 ----
                                                   (Amounts in thousands)                     (Amounts in thousands)
      Balance, beginning                        $ 12,740             $ 10,350             $ 12,125             $  9,950
        Provision charged to expense                (326)                 244                  123                  731
        Recoveries                                   488                  271                1,298                1,066
        Loans charged off                           (477)                (215)              (1,121)              (1,097)
                                                --------             --------             --------             --------
      Balance, ending                           $ 12,425             $ 10,650             $ 12,425             $ 10,650
                                                ========             ========             ========             ========

Non-performing loan information at September 30, was as follows:

                                                                        2003              2002
                                                                        ----              ----
                                                                         (Amounts in thousands)
      Impaired loans, non-accrual                                      $3,897            $1,998

      Loans past due ninety days or more and still accruing             2,078             2,613

      Restructured loans                                                   --                --

                              HILLS BANCORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Assets and Liabilities Review (continued)

Interest rates at historically low levels have helped drive both new loan growth and secondary market loans, including refinances. Effective June 25, 2003, the Federal Reserve Open Market Committee lowered the federal funds target rate to 1.00%. This 1.00% federal funds target rate is the lowest since July of 1958. The June 25, 2003 action was the only such interest rate reduction since the prior 25 basis point decrease on November 6, 2002. The June 25, 2003 decrease in the federal funds rate marked the thirteenth decrease since May 16, 2000, when the rate was 6.50%. The University of Iowa continues to have a dominant effect on the economy of the Bank's primary trade area, Johnson County, Iowa, and has helped the local economy remain strong even when the national economy has experienced weaknesses. However, in the last two years the economy of the state of Iowa has weakened and the University continues to deal with budget cuts. The possible effects on the local economy cannot be predicted.

Overall, the local economy remains in good condition but weaknesses have been seen in some industries with some layoffs in employment. Budget restraints continue to adversely affect the University of Iowa and state government spending. Although weaknesses in the national economy has not directly affected the Company, continuing uncertainty about the situation in Iraq and other national economic news will continue to affect the financial markets. The new tax relief act signed into law in May, 2003, contains major tax cuts for individuals and business taxpayers. One of the most talked about provisions is lower tax on corporate dividends and this has aided recent stock market gains. As of September 30, 2003, the major stock indices all show a positive growth for the first nine months of 2003.

The growth of deposits in the first nine months of the year has been $71.9 million and a total of $80.8 million when repurchase agreements are included. Borrowings from the FHLB remained static at $167.6 million for the two periods presented.

Dividends and Equity

In January 2003, Hills Bancorporation paid a dividend of $2,853,000 or $1.90 per share, an 8.57% increase from the $1.75 paid in January 2002. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders' equity as of September 30, 2003 totaled $95,099,000. Under risk-based capital rules, the total risk based capital is 14.34% of risk-adjusted assets, and is substantially in excess of required minimums.

                              HILLS BANCORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND
2002.

Net income, net interest income and other income

Net income for the nine months ended September 30, 2003 is $11,827,000, which represents a $3,295,000 increase over the reported income for the same period in 2002. The increase in net income is related to three significant factors. The factors are the continued growth in average earning assets, the decrease in the provision for loan losses and the increase in the gain on sale of loans. Net interest income, including fees increased $3.3 million for the nine months ended September 30, 2003 compared to 2002. The improvement is due to an increase in average earning assets of $120.3 million. The provision for loan losses and its effect on net income is discussed in a later section of this report. Mortgage refinancing growth continued in the third quarter of the year as the number of loans sold on the secondary market increased and the resulting gain on sale was $3,972,000 which is $1,991,000 more than for all of 2002 and $2,946,000 higher than the gain on sale of loans for the period ended September 30, 2002. The interest rates on secondary market loans that are sold increased in late summer as long-term investment rates rose. As a result of this increase in interest rates, coupled with the fact that many consumers had taken advantage of the opportunity to borrow or refinance at lower rates, the volume of loans sold and the related level of income from this mortgage activity is not expected to continue in the fourth quarter of 2003.

The net income for the quarter ended September 30, 2003 was $1,083,000 ahead of the same quarter in 2002. This change is due in large part to the gain on sale of loans, to the secondary market, which was $1,113,000 higher in 2003 than 2002 for the three months. Another factor in such increased net income is that net interest income is $792,000 higher due to average earning assets increasing by $112.7 million. In addition to these two items, the provision for loan losses was $570,000 less in 2003 than 2002. The provision for loan losses is discussed in a separate section.

Deposit account charges and fees increased $329,000 for the nine months ended September 30, 2003 compared to the same period in 2002. The increase is primarily due to increased service charges on selected deposit accounts and the volume of accounts. Other fees and charges increased $492,000 from the first nine months of 2003 compared to the same period in 2002. The increase included $391,000 in credit card processing fees, but this income was offset by additional processing expense fees of $431,000, included in the other expense category.

In comparing the three months ended September 30, 2003 and 2002, other income increased by $1,374,000 to $3,878,000. The increase was the result of the gain on sale of loans increasing by $1,113,000 and this was primarily due to the continued low rate environment. Deposit account charges increased $55,000 from $845,000 to $900,000. As was true for the nine months results previously discussed, the change was due to increased service charges and the increased volume of accounts. The $206,000 increase for the nine months ended September 30, 2003 in other fees is primarily attributable to an increase in credit card processing fees, offset by similar increases in processing fees included in the expenses.

                              HILLS BANCORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Provision for loan losses and allowance for loan losses

The provision for loan losses resulted in a reduction in expense of $326,000 in the third quarter of 2003 compared to an increase in expense of $244,000 for the same period in 2002. The provision for loan losses for the nine months ended September 30, 2003 is $123,000 compared to $731,000 for the nine months ended September 30, 2002. The net adjustment required on a quarterly basis for loan losses is a result of management's determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of impaired loans which are all non-accrual and loans past due ninety days or more. In addition, management considers the credit quality based on their review of problem and watch loans, including loans with historical higher credit risks (primarily agricultural loans). During the quarter ended September 30, 2003, agricultural loans which have a higher credit risk, were reduced by payments of $2.2 million. The result of this was that the allowance for loan losses required at September 30, 2003 was lowered by approximately $450,000. The allowance for loan losses balance is also affected by the net charge-offs for the periods presented. For the nine months ended September 30, 2003 and 2002, net recoveries were $177,000 in 2003, compared to net charge-offs of $31,000 in 2002. In the three months ended September 2003 and 2002, net recoveries were $56,000 and $11,000 respectively.

Primarily as a result of the factors discussed in the preceding paragraph, the allowance for loan losses totaled $12,425,000 at September 30, 2003 compared to $10,650,000 at September 30, 2002. The percentage of the allowance to outstanding loans was 1.44% and 1.36% at September 30, 2003 and 2002, respectively. The methodology used in 2003 is consistent with the prior years.

Other expenses and income taxes expense

Total other expenses were $20,538,000 and $18,139,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase since September 30, 2002 includes $1,376,000 in salaries and benefits, which is the direct result of an increase of fifteen full-time equivalent employees to 361 employees at September 30, 2003. The new employees added included nine in the secondary market department and eleven in the Marion office, which opened in February 2003. All other expenses other than salaries and benefits increased a total of $1,023,000 or 12.68%. Credit card processing fees, which composed part of the other expenses, increased $431,000 and was offset by $391,000 of increased fee income of credit card processing included in the other income section.

The three months ended September 30, 2003 compared to the same period ending September 30, 2002, saw an increase in other expenses of $967,000. Salaries and employee benefits accounted for $582,000 of the increase and reflect salary increases over the prior year and the increase discussed above in the full-time equivalents added in 2003. The only other large increase in expenses was the credit card processing expense of approximately $146,000 discussed in the other income review.

Income tax expense was $5,888,000 and $3,846,000 for the nine months ended September 30, 2003 and 2002, respectively. The corresponding percentage of income taxes compared to income before income taxes is 33.24% in 2003 and 31.07% in 2002. For the three months ended September 30, 2003 and 2002, the percentage of income taxes to income before income taxes, increased to 33.68% in 2003 from 31.77% in 2002. The percentage is up slightly due to substantially more income from the gain on sale of loans and not a corresponding increase in the percentage of non-taxable interest income.

                              HILLS BANCORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Federal funds sold and investment securities available for sale comprised 20.8% of the Company's total assets at September 30, 2003, compared to 19.9% at September 30, 2002.

Net cash provided from operations is another primary source of liquidity. For the nine months ended September 30, 2003 and 2002, net cash provided by operating activities was $16,477,000 and $5,209,000 respectively.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in liquidity. As of September 30, 2003, the Company had borrowed $167,574,000 from the FHLB of Des Moines compared to $167,606,000 at September 30, 2002. These advances were used as a means of providing both long and short-term, fixed-rated funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $136 million at September 30, 2003.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and two lines of credit with two banks totaling $98 million. Those two lines of credit require the pledging of investment securities when drawn upon.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2003.

                              HILLS BANCORPORATION
                                     ITEM 3.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Market Risk Management

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of the Company's assets, liabilities and off-balance sheet contracts. The Company's objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk, some of which are described below. Exposure to market risk is reviewed on a regular basis by the asset/liability committee at the bank. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to date in 2003, changed significantly when compared to 2002.

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

The goal is to structure the balance sheet so that net interest margin fluctuates in a narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 5 percent if interest rates increased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

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

The highly competitive banking environment in Iowa also greatly impacts the Company's net interest margin. The future effect of competition on net interest income is difficult to predict.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended September 30, 2003.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit II - Statement Re Computation of Earnings Per Common Share

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter ended September 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HILLS BANCORPORATION


Date 11/10/03             By /s/ Dwight O. Seegmiller
                          Dwight O. Seegmiller, President


Date 11/10/03             By /s/ James G. Pratt
                          James G. Pratt, Treasurer and Chief Accounting Officer