Form 10-K
period 2003-12-31
HILLS BANCORPORATION
filed 2004-03-11
CIK 732417

HILLS BANCORPORATION

FORM 10-K

DECEMBER 31, 2003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.	Commission File Number 0-12668.

HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)

Iowa	42-1208067
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 Main Street, Hills, Iowa 52235
(Address of principal executive offices)

Registrant’s telephone number, including area code: (319) 679-2291

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
Yes |X|     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes |X|     No

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant’s common stock held by nonaffiliates on March 22, 2004 (based upon reports of beneficial ownership that approximately 81% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $101 per share) was $124,079,000.

The number of shares outstanding of the Registrant’s common stock as of March 22, 2004 is 1,516,678 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 22, 2004 for the Annual Meeting of the Shareholders of the Registrant to be held April 19, 2004 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

EXHIBIT INDEX

The exhibits index is on Page 82.

PART I

Item 1. Business

GENERAL

Hills Bancorporation (the “Company”) is a holding company principally engaged, through its subsidiary bank, in the business of banking.  The Company was incorporated December 12, 1982 and all operations are conducted within the state of Iowa.  The Company became owner of 100% of the outstanding stock of Hills Bank and Trust Company, Hills, Iowa (“Hills Bank and Trust” or the “Bank”) as of January 23, 1984 when stockholders of Hills Bank and Trust exchanged their shares for shares of the Company.  Effective July 1, 1996, the Company formed a new subsidiary, Hills Bank, which acquired for cash all the outstanding shares of a bank in Lisbon, Iowa.  Subsequently an office of Hills Bank was opened in Mount Vernon, Iowa, a community that is contiguous to Lisbon.  Effective November 17, 2000, Hills Bank was merged into Hills Bank and Trust.  On September 20, 1996, another subsidiary, Hills Bank Kalona, acquired cash and other assets and assumed the deposits of the Kalona, Iowa office of Boatmen’s Bank Iowa, N.A.  Effective October 26, 2002, Hills Bank Kalona was merged into Hills Bank and Trust.

The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers.  The Bank is actively engaged in all areas of commercial banking, including acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; maintaining night and safe deposit facilities; and performing collection, exchange and other banking services tailored for individual customers.  The Bank administers estates, personal trusts, and pension plans and provides farm management and investment advisory and custodial services for individuals, corporations and nonprofit organizations.  The Bank makes commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans.  In addition, the Bank earns substantial fees from originating mortgages that are sold in the secondary residential real estate market without mortgage servicing rights being retained.

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

The Bank’s business is not seasonal, except that loan origination fees are driven by interest rate movements and are higher in a low rate environment.  The Company had no employees as of December 31, 2003 and the Bank had 309 regular and 102 part-time employees.

Item 1. Business (Continued)

Johnson County

The Bank’s primary trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 86,000.  Johnson County, Iowa has a population of approximately 114,000.  The University of Iowa in Iowa City has approximately 30,000 students and 24,500 full and part-time employees, including employees of The University of Iowa Hospitals and Clinics. Other principal employers in Johnson County include the following:

Employer	Type of Business	Employees

Iowa City Community School District	Education	1,250

Hy-Vee Food Stores	Grocery Stores	1,200

Veterans Administration Medical Center	Health Care	1,200

Mercy Hospital	Health Care	1,150

National Computer Systems	Information Service - Computers	950

American College Testing Program	Educational Testing Service	850

United Technologies	Automotive Products Manufacturing	850

Rockwell Collins	Electronic Manufacturing	800

Oral B Laboratories	Consumer Products	800

Proctor & Gamble	Consumer Products	600

City of Iowa City	City Government	600

Item 1. Business (Continued)

Linn County

The Bank also operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa. Lisbon has a population of approximately 1,900 and Mount Vernon, located two miles from Lisbon, has a population of 3,800.  Both communities are strong economically and are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 154,000, including approximately 27,000 from Marion and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 195,000.The largest employer in the Cedar Rapids area is Rockwell Collins, manufacturer of communications instruments, with about 6,300 employees. Other large employers in the Cedar Rapids area and their approximate number of employees are as follows:

Employer	Type of Business	Employees

Cedar Rapids, College, Linn-Mar, Marion and Grant Wood School Districts	Education	4,050

Maytag Appliances, Amana Iowa	Appliance Manufacturing	2,950

AEGON USA, Inc.	Insurance	2,500

IES Utilities	Electric Utility	2,300

St. Luke’s Hospital	Health Care	2,250

Hy-Vee Food Stores	Grocery Stores	1,950

McLeod*USA	Telecommunications	1,950

Mercy Medical Center	Health Care	1,700

MCI Communications, Inc	Long Distance Service	1,600

City of Cedar Rapids	City Government	1,300

Quaker Oats Company	Cereals and Chemicals	1,250

APAC Teleservices	Telemarketing	1,200

Kirkwood Community College	Education	1,150

Washington County

The Bank has an office located in Kalona, Iowa, which is in Washington County.  Kalona is located approximately 20 miles south of Iowa City.  Kalona has a population of approximately 2,300.  The population of Washington County is approximately 21,000.  Kalona is primarily an agricultural community, but it is located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 85,000) and Washington, Iowa (population 7,000).

Item 1. Business (Continued)

COMPETITION

The financial services industry is highly competitive.  The Bank must compete with financial services providers, such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies and money market and mutual fund companies.  It also faces increased competition from non-banking institutions such as brokerage houses and insurance companies, as well as from financial services subsidiaries of commercial and manufacturing companies.  Many of these competitors enjoy the benefits of fewer regulatory constraints and lower cost structures.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson and Linn County.  A comparison of the number of office locations and deposits in the two counties as of June, 2003 is as follows:

	Johnson County		Linn County

	Offices	Deposits (in millions)	Offices	Deposits (in millions)

Hills Bank and Trust Company	6	$672	5	$119
Branches of largest competing regional bank	5	214	10	776
Largest competing independent bank	6	374	9	353
Largest competing credit union	5	242	6	340
All other bank and credit union offices	20	331	65	1,969

Total Market in County	42	1,833	95	3,557

THE ECONOMY

The Bank’s primary trade territory is Johnson County, Iowa. Linn County, Iowa is becoming an increasingly important market, and the Bank now has five offices open in Linn County.  The Bank also has one office in Kalona in Washington County, Iowa.  The table that follows shows the employment information as of December 31, 2003, regarding the labor force and unemployment levels in the three counties in which the Bank has office locations along with data on the United States and the State of Iowa.

	Labor Force	Unemployed	Rate %

United States	146,878,000	8,398,000	5.72%
State of Iowa	1,633,200	71,200	4.36%
Johnson County	76,600	2,600	3.39%
Linn County	118,300	5,100	4.31%
Washington County	10,720	440	4.10%

Item 1. Business (Continued)

The unemployment rate for the Bank’s trade territory is favorable and the rate has historically been lower than both the United States and the State of Iowa.  As discussed with the employment table of large employers in Johnson and Linn County, the University of Iowa’s impact on the local economy is very important in maintaining acceptable employment levels.  Johnson and Linn County has been one of the strongest economic areas in Iowa and has had substantial economic growth in the past ten years.  The largest segment of the employed population is employed in manufacturing, management, professional or related occupations.

The economies in the counties continue to be enhanced by local Iowa colleges and the University of Iowa.  In addition to providing quality employment, they enroll students who provide economic benefits to the area.  The following table indicates Fall 2003 enrollment.

The University of Iowa	29,745
Iowa City
Coe College	1,317
Cedar Rapids
Cornell College	1,117
Mount Vernon
Kirkwood Community College	15,032
Cedar Rapids, Iowa City and Washington
Mount Mercy College	1,473
Cedar Rapids

The State of Iowa continues to collect decreasing tax revenues while spending continues to increase, and the Iowa legislature has required the University of Iowa to reduce spending in the last three fiscal years.  The University has reacted to its budget constraints without significant lay-offs and has continued to review and reduce employment, when necessary, through attrition.  However, salary increases at the University have been minimal.

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which historically has been affected by commodity prices and weather.  The average price per acre of farm land continues to be an important factor to consider when reviewing the local economy.  The average acre in Iowa in 2003 was $2,275 compared to $2,083 in 2002.  The range of average land prices in Johnson, Linn and Washington counties is between $2,546 and $2,926 per acre.  The increase was 8.5% from 2002.  The Bank’s total agricultural loans comprise about 4.3% of the Bank’s total loans.

SUPERVISION AND REGULATION

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Iowa Superintendent of Banking (the “Superintendent”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the “SEC”).  The effect of applicable statues, regulations and regulatory policies can be significant and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiary Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends.  The system of supervision and regulation applicable to the Company and its subsidiary Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the stockholders, of financial institutions.

Item 1. Business (Continued)

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

Significant Regulatory Developments

The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act (the “Act”), was enacted on November 12, 1999. The Act allows eligible bank holding companies to engage in a wider range of non-banking activities and grants them greater authority to engage in securities and insurance activities.  Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. A financial service corporation can engage in a number of financial activities including insurance and securities underwriting and other agency activities, merchant banking and insurance company portfolio investment activities.  Activities that are ancillary to financial activities are also allowed.  Additionally, the Act amends the federal securities laws to incorporate functional regulation of bank securities and activities and provides for the functional regulation of insurance activities by establishing which insurance products banks and bank subsidiaries may provide as principal.  National banks are also authorized by the Act to engage, through “financial subsidiaries,” in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines are financial in nature or incidental to any such financial activity.

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

In the area of privacy, the Act requires clear disclosure by all financial institutions of their privacy policies regarding the sharing of nonpublic information with both affiliates and third parties.  Further, the Act requires a notice to consumers and an opportunity to “opt out” of sharing of nonpublic personal information with nonaffiliated third parties, subject to certain limited exceptions. The Act also reforms laws that regulate ATMs, Community Reinvestment Banks and Deposit Production Offices. Specifically, the Act requires ATM operators who impose a fee for use of an ATM by a non-customer to post a notice both on the machine and on the screen that a fee will be charged and the amount of the fee, and further requires a notice when ATM cards are issued that surcharges may be imposed by other parties when transactions are initiated from ATMs not operated by the card issuer.  The Act also clarifies that nothing in the act repeals any provision of the Continuity Reinvestment Act (“CRA”); however, the Act requires full disclosure of all CRA agreements and reduces the frequency of CRA exams for small banks and savings and loans (those with no more than $250 million in assets).  The Act allows community banks all the powers as a matter of right that large institutions have accumulated on an ad hoc basis, including the ability to underwrite municipal bonds in the future.  Finally, the Act expands the prohibition of deposit production offices contained in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) to include all branches of an out-of-state bank holding company.

Item 1. Business (Continued)

Regulation of the Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Source of Strength Policy.  According to Federal Reserve Board policy, bank/financial holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank/financial holding company may not be able to provide support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC – either as a result of default of a banking or thrift subsidiary of a bank/financial holding company such as the Company or related to FDIC assistance provided to a subsidiary in danger of default – the other banking subsidiaries of such bank/financial holding company may be assessed for the FDIC’s loss, subject to certain exceptions.

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

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking . . . as to be a proper incident thereto.”  Under current regulations of the Federal Reserve, the Company either directly or through non-bank subsidiaries would be permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage.  The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits any person from acquiring “control” of a bank holding company without prior notice to the appropriate federal bank regulator.  “Control” is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or a bank holding company depending on the circumstances surrounding the acquisition.

Item 1. Business (Continued)

Regulatory Capital Requirements

Regulatory guidelines define capital and spell out the minimum acceptable capital levels for banks.  The purpose of these guidelines is to increase depositor protection and to reduce deposit insurance fund losses.  Currently, the three federal banking agencies use a “risk-based” approach to gauge bank capital. Under this approach, the agencies define what is to be included in bank capital and establish the minimum capital a bank must have primarily to protect it from the risk inherent in its asset holdings.

Risk-based capital guidelines divide capital into core and supplemental capital.  Core or Tier I capital is similar to what is normally thought of as capital in other businesses. It consists primarily of common and certain preferred stock, surplus and undivided profits.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.  Supplemental or Tier 2 capital consists, within certain specified limits, of such things as the allowance for loan losses, hybrid capital instruments and subordinated debt. These supplemental items are often forms of debt that are subordinate to claims of depositors and the FDIC.  As such, they provide depositor protection and are included in bank capital.  The sum of Tier 1 and Tier 2 capital, less certain deductions, represents a bank’s total capital. In the capital guidelines, Tier 1 capital must constitute at least 50% of a bank’s total capital.  Thus, the use of Tier 2 capital is limited by the “hard” equity in a bank’s capital structure.

As part of their capital adequacy assessment, the regulatory agencies convert a bank’s assets, including off-balance sheet items, to risk-equivalent assets. The purpose of this conversion is to quantify the relative risk, primarily credit risk, in these assets and to determine the minimum capital necessary to compensate for this risk. For example, assets that pose little risk, such as cash held at the bank’s offices and U. S. government securities, are weighted zero, meaning that no capital support is required for these assets.  Assets that pose greater risk are weighted at 20%, 50% or 100% of their dollar value, indicating the level of capital support they require.  Except for banks with large “off-balance sheet” asset positions, risk weighting will nearly always lower total assets requiring capital support.  However, even if a bank held nothing but cash and U.S. securities, it would still be required to maintain capital support for these assets. The reason is that banks face more than credit risk (e.g., market risk), and these other risks require that banks maintain minimum levels of capital to protect the banks and their depositors.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.

The risk-based and leverage standards described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  Current Federal Reserve minimum requirements for a well capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%.  As of December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 8.87%, with total Tier 1 risk-based capital ratio of 13.31% and a total risk-based capital ratio of 14.56%.

Item 1. Business (Continued)

Dividends.  The Iowa Business Corporation Act (“IBCA”) allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provision of the IBCA) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies.  The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.   The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Regulation of the Bank

General. The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”).  As an Iowa-chartered, FDIC insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Superintendent of Banking of the State of Iowa (the “Superintendent”), as the chartering authority for Iowa banks, and the FDIC, as administrator of the BIF.

Deposit Insurance.   As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations.  Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern, pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Bank is currently paying the minimum assessment under the FDIC’s risk assessment system.

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

Capital Requirements.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks normally must have a primary capital to total assets ratio of six and one-half percent (6 ½ %). In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  The Superintendent defines the term “primary capital” to mean the sum of stockholders’ equity and the allowance for loan losses less any intangible assets.  In determining the primary capital ratio, the Superintendent uses the total assets as of the date of computation.  At December 31, 2003, the primary capital to total assets ratio of the Bank exceeded the ratio required by the Superintendent.

Item 1. Business (Continued)

Capital adequacy for banks took on an added dimension with the establishment of a formal system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).  This system uses bank capital levels to trigger supervisory actions designed to quickly correct banking problems.  Capital adequacy zones are used by the federal banking agencies to trigger these actions.  The ratios and the definition of “adequate capital” are the same as those used by the agencies in their capital adequacy guidelines.

Federal law provides the federal banking regulators of the Bank with broad power to take prompt corrective action to resolve the problems of undercapitalized banking institutions.  The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Under prompt corrective action, banks that are inadequately capitalized face a variety of mandatory and discretionary supervisory actions.  For example, “undercapitalized banks” must restrict asset growth, obtain prior approval for business expansion, and have an approved plan to restore capital.  “Critically undercapitalized banks” must be placed in receivership or conservatorship within 90 days unless some other action would result in lower long-term costs to the deposit insurance fund.

Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution’s asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.  As of December 31, 2003, the Bank was well capitalized, as defined by FDIC regulations.

Community Investment and Consumer Protection Laws.  The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of “outstanding,” “satisfactory,” “needs improvement” and “unsatisfactory.” In 2003, the Community Reinvestment Act rating of the Company’s banking subsidiary was either “outstanding” or “satisfactory.”

In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental Agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that in some cases prospective borrowers experience unlawful discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against some depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act. These factors include evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Item 1. Business (Continued)

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of certain loan, to customers.

Supervisory Assessments.  All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the  Superintendent’s examination and supervision operations.  Effective July 1, 2002 the Superintendent changed the method of computation of the supervisory assessment from billing for each state examination completed based on an hourly rate, to billing on an annual basis based on the assets of the bank, the expected hours needed to conduct examinations of that size bank and an additional amount if more work is required. For fiscal 2003 the assessment total was $90,215.

Dividends.  The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.  If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency.  Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances.  Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Item 1. Business (Continued)

Branching Authority.  Historically, Iowa’s intrastate branching statutes have been rather restrictive when compared with those of other states.  Iowa’s intrastate branching statutes were relaxed in recent legislation that became effective on February 21, 2001 (the “2001 Amendment”).  The 2001 Amendment allows Iowa banks to move towards statewide branching by allowing every Iowa bank, with the approval of its primary regulator, to establish three new bank offices anywhere in Iowa during the next three years.  The three offices are in addition to those offices allowed within certain restricted geographic areas under prior Iowa law.  Effective July 1, 2004, the 2001 Amendment repeals all limitations on bank office location and effectively allows statewide branching.  After that date, banks will be allowed to establish an unlimited number of offices in any location in Iowa subject only to regulatory approval.

Under the Riegle-Neal Act, both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law.  The legislation allowed individual states to “opt-out” of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.  Iowa permits interstate bank mergers, subject to certain restrictions, including a prohibition against interstate mergers involving an Iowa bank that has been in existence and continuous operation for fewer than five years.

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

Item 1. Business (Continued)

CONSOLIDATED STATISTICAL INFORMATION

The following consolidated statistical information reflects selected balances and operations of the Company and the Bank for the periods indicated.

The following tables show (1) average balances of assets, liabilities and stockholders’ equity, (2) interest income and expense on a tax equivalent basis, (3) interest rates and interest differential and (4) changes in interest income and expense.

AVERAGE BALANCES
(Average Daily Basis)

	Year Ended December 31st

	2003	2002	2001

	(Amounts In Thousands)
ASSETS
Cash and due from banks	$25,186	$27,815	$24,493
Taxable securities	150,149	143,422	132,227
Nontaxable securities	63,689	56,369	42,783
Federal funds sold	41,269	34,827	29,551
Loans, net	829,710	733,822	646,196
Property and equipment, net	22,148	21,598	18,889
Other assets	23,159	21,650	19,575

	$1,155,310	$1,039,503	$913,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$108,414	$92,145	$78,687
Interest-bearing demand deposits	122,918	96,054	76,366
Savings deposits	214,088	194,230	169,561
Time deposits	399,747	381,973	357,882
Securities sold under agreements to repurchase	29,323	21,240	17,444
FHLB borrowings	167,595	153,543	123,211
Other liabilities	6,448	6,173	5,924
Redeemable common stock held by Employee Stock Ownership Plan	13,908	12,572	11,872
Stockholders’ equity	92,869	81,573	72,767

	$1,155,310	$1,039,503	$913,714

INTEREST INCOME AND EXPENSE

	Year Ended December 31,

	2003	2002	2001

	(Amounts In Thousands)

Income:
Loans (1)	$54,434	$54,491	$53,121
Taxable securities	6,268	7,412	7,670
Nontaxable securities (1)	3,590	3,433	2,924
Federal funds sold	382	520	1,132

Total interest income	64,674	65,856	64,847

Expense:
Interest-bearing demand deposits	1,011	1,094	1,412
Savings deposits	1,950	2,900	4,611
Time deposits	13,959	18,300	20,611
Securities sold under agreements to repurchase	394	375	617
FHLB borrowings	9,091	8,472	7,184

Total interest expense	26,405	31,141	34,435

Net interest income	$38,269	$34,715	$30,412

(1) Presented on a tax equivalent basis using a rate of 34% for the three years presented.

Item 1. Business (Continued)

INTEREST RATES AND INTEREST DIFFERENTIAL

	Year Ended December 31,

	2003	2002	2001

Average yields:
Loans (1)	6.55%	7.41%	8.20%
Loans (tax equivalent basis)	6.56	7.43	8.22
Taxable securities	4.17	5.17	5.80
Nontaxable securities	3.72	4.02	4.51
Nontaxable securities (tax equivalent basis)	5.64	6.09	6.83
Federal funds sold	0.93	1.49	3.85
Interest-bearing demand deposits	0.82	1.14	1.85
Savings deposits	0.91	1.49	2.72
Time deposits	3.49	4.79	5.76
Securities sold under agreements to repurchase	1.34	1.79	3.53
FHLB borrowings	5.42	5.52	5.83
Yield on average interest-earning assets	5.96	6.80	7.62
Rate on average interest-bearing liabilities	2.83	3.68	4.63
Net interest spread (2)	3.13	3.12	2.99
Net interest margin (3)	3.53	3.58	3.58

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)

Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal and state tax rate of 34% and 5%, respectively, for the three years presented.

(3)	Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.

Item 1. Business (Continued)

CHANGES IN INTEREST INCOME AND EXPENSE

	Changes Due To Volume	Changes Due To Rates	Total Changes

	(Amounts In Thousands)
Year ended December 31, 2003:
Change in interest income:
Loans	$6,704	$(6,761)	$(57)
Taxable securities	337	(1,481)	(1,144)
Nontaxable securities	423	(266)	157
Federal funds sold	83	(221)	(138)

	7,547	(8,729)	(1,182)

Change in interest expense:
Interest-bearing demand deposits	265	(348)	(83)
Savings deposits	271	(1,221)	(950)
Time deposits	818	(5,159)	(4,341)
Securities sold under agreements to repurchase	127	(154)	(27)
FHLB borrowings	773	(108)	665

	2,254	(6,990)	(4,736)

Change in net interest income	$5,293	$(1,739)	$3,554

Year ended December 31, 2002:
Change in interest income:
Loans	$6,777	$(5,407)	$1,370
Taxable securities	617	(875)	(258)
Nontaxable securities	852	(343)	509
Federal funds sold	177	(789)	(612)

	8,423	(7,414)	1,009

Change in interest expense:
Interest-bearing demand deposits	308	(626)	(318)
Savings deposits	598	(2,309)	(1,711)
Time deposits	1,321	(3,638)	(2,317)
Securities sold under agreements to repurchase	114	(350)	(236)
FHLB borrowings	1,687	(399)	1,288

	4,028	(7,322)	(3,294)

Change in net interest income	$4,395	$(92)	$4,303

Rate volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Item 1. Business (Continued)

LOANS

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	December 31,

	2003	2002	2001	2000	1999

	(Amounts In Thousands)

Agricultural	$38,153	$37,937	$34,304	$28,560	$27,302
Commercial and financial	47,938	46,828	44,363	37,832	36,848
Real estate, construction	66,644	47,201	40,430	38,184	40,879
Real estate, mortgage	696,453	621,226	533,257	497,744	435,639
Loans to individuals	31,591	32,906	34,713	33,715	31,030

Total	$880,779	$786,098	$687,067	$636,035	$571,698

There were no foreign loans outstanding for any of the years presented.

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 2003:

	Amount Of Loans	One Year Or Less (1)	One To Five Years	Over Five Years

	(Amounts In Thousands)

Commercial	$86,091	$43,425	$35,656	$7,010
Real Estate	763,097	91,925	250,054	421,118
Other	31,591	11,609	19,492	490

Totals	$880,779	$146,959	$305,202	$428,618

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$398,683	$94,619	$259,564	$44,500
Variable rate	482,096	52,340	45,638	384,118

	$880,779	$146,959	$305,202	$428,618

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the notes are re-evaluated prior to their maturity and are likely to be extended.

Item 1. Business (Continued)

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Company’s non-accrual, past due, restructured and impaired loans as of December 31 for each of the years presented:

	2003	2002	2001	2000	1999

	(Amounts In Thousands)

Nonaccrual loans	$3,944	$1,538	$1,001	$618	$—
Accruing loans past due 90 days or more	2,296	2,516	2,921	2,143	1,320
Restructured loans	—	—	—	—	—
Impaired loans (includes non-accrual loans)	18,177	16,261	11,288	11,068	9,265

The Company does not have a significant amount of loans that are past due less than 90 days on which there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Loans are placed on non-accrual status when management believes the collection of future interest is not reasonably assured.  The non-accrual loans for swine production loans were $2.4 million at December 31, 2003 compared to none at December 31, 2002.  The non-accrual loans are considered to be impaired loans for purposes of reviewing the adequacy of the loan loss reserve at year-end.   Interest income was not materially affected by this classification.

The Company has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans.  The Company has no other interest-bearing assets, other than loans, that meet the non-accrual, past due, restructured or potential problem loan criteria.

Impaired loans increased by $1,916,000 as of December 31, 2003 from December 31, 2002. The increase was primarily related to swine production loans which increased $1.4 million from December 31, 2002 to December 31, 2003.

Specific allowance for losses on non-accrual and impaired loans are established if the loan balances exceed the net present value of the future cash flows or the fair value of the collateral if the loan is collateral dependent.

Item 1. Business (Continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank’s loan loss experience for each of the last five years:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Amounts In Thousands)

Allowance for loan losses at beginning of year	$12,125	$9,950	$10,428	$9,750	$8,856

Charge-offs:
Agriculture	26	33	35	26	60
Commercial and financial	266	562	1,225	522	181
Real estate, mortgage	478	390	557	254	104
Loans to individuals	874	803	724	372	418

	1,644	1,788	2,541	1,174	763

Recoveries:
Agriculture	88	116	72	153	157
Commercial and financial	661	371	289	276	260
Real estate, mortgage	318	402	362	118	30
Loans to individuals	613	625	416	357	310

	1,680	1,514	1,139	904	757

Net charge-offs (recoveries)	(36)	274	1,402	270	6

Provision for loan losses (1)	424	2,449	924	948	900

Allowance for loan losses at end of year	$12,585	$12,125	$9,950	$10,428	$9,750

Ratio of net charge-offs (recoveries) during year to average loans outstanding	0.00%	0.04%	0.22%	0.04%	0.00%

(1)

For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for loan losses based upon the impact of economic conditions on the borrowers’ ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio is a significant element in the determination of the provision for loan losses.

Item 1. Business (Continued)

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank’s management also reviews and, where determined necessary, provides allowances based upon reviews of specific borrowers and provides allowances for areas that management believes are of higher credit risk (agricultural loans and constructed model real estate homes as of December 31, 2003, 2002, 2001, 2000 and 1999).  Loans for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The percentage begins with historical loss experience factors, which are then adjusted for current economic factors.

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of December 31, 2003, 2002, 2001, 2000, and 1999:

	2003			2002

	Amount	% of Total Allowance	% Of Loans To Total Loans	Amount	% of Total Allowance	% Of Loans To Total Loans

	(In Thousands)			(In Thousands)
Agriculture	$2,470	19.63%	4.33%	$2,219	18.30%	4.78%
Commercial	1,421	11.29	5.44	1,374	11.33	5.91
Real estate, construction	1,076	8.55	7.57	975	8.04	5.95
Real estate	6,775	53.83	79.07	6,638	54.75	79.21
Consumer	843	6.70	3.59	919	7.58	4.15

	$12,585	100.00%	100.00%	$12,125	100.00%	100.00%

	2001			2000

Agriculture	$1,032	10.37%	4.95%	$1,576	15.11%	4.48%
Commercial	1,714	17.23	6.40	1,281	12.28	5.95
Real estate, construction	770	7.74	5.84	1,544	14.81	5.99
Real estate	5,722	57.50	77.80	5,338	51.19	78.29
Consumer	712	7.16	5.01	689	6.61	5.29

	$9,950	100.00%	100.00%	$10,428	100.00%	100.00%

	1999

Agriculture	$1,025	10.51%	4.75%
Commercial	1,366	14.01	6.41
Real estate, construction	925	9.49	7.11
Real estate	5,698	58.44	76.33
Consumer	736	7.55	5.40

	$9,750	100.00%	100.00%

The allocation of the allowance for loan losses shows an increase of $251,000 to agriculture loans and specifically this was due to loans for swine production.  This area of agriculture continues to have overall concerns due to the possible large fluctuations in the hog prices.  The prices in 2003 averaged approximately $36.00 per hundred weight compared to $34.20 in 2002.  The change in price that can happen is reflected in the average price in 2001 which was $46.30.  The average breakeven in the industry is approximately $40.00 per hundred weight, so exposure on these types of loans continues to exist.  The other changes in the allocation are primarily related to volume changes of loans outstanding and no material deterioration of credit quality.

Item 1. Business (Continued)

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities which are principally held by the Bank as of December 31, 2003, 2002 and 2000 and the maturities and weighted average yield of the investment securities as of December 31, 2003:

	December 31,

	2003	2002	2001

	(Amounts In Thousands)
Carrying value:
U. S. Treasury securities	$6,138	$6,365	$12,073
Obligations of other U. S. Government agencies and corporations	152,710	134,936	123,165
Obligations of state and political subdivisions	68,535	64,528	46,913

	$227,383	$205,829	$182,151

	December 31, 2003

	Carrying Value	Weighted Average Yield

	(Amounts In Thousands)
Type and maturity grouping:
U. S. Treasury maturities: within 1 year	$6,138	4.85%

Obligations of other U. S. Government agencies and corporations, maturities:
Within 1 year	29,888	5.53%
From 1 to 5 years	122,822	3.24

	152,710

Obligations of state and political subdivisions, maturities:
Within 1 year	8,529	4.30%
From 1 to 5 years	39,895	5.82
From 5 to 10 years	19,667	5.24
Over 10 years	444	5.13

	68,535

Total	$227,383

Item 1. Business (Continued)

INVESTMENT SECURITIES

As of December 31, 2003, there were no investment securities, exceeding 10% of stockholders’ equity, other than securities of the U. S. Government and U. S. Government agencies and corporations.

The weighted average yield is based on the amortized cost of the investment securities.  The yields are computed on a tax-equivalent basis using a federal tax rate of 34% and a state tax rate of 5%.

DEPOSITS

The following tables show the amount of average deposits and rates paid on such deposits for the years ended December 31, 2003, 2002 and 2001 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2003:

	December 31,

	2003	Rate	2002	Rate	2001	Rate

Average noninterest-bearing deposits	$108,414	0.00%	$92,145	0.00%	$78,687	0.00%
Average interest-bearing demand deposits	122,918	0.82	96,054	1.14	76,366	1.85
Average savings deposits	214,088	0.91	194,230	1.49	169,561	2.72
Average time deposits	399,747	3.49	381,973	4.79	357,882	5.76

	$845,167		$764,402		$682,496

	Amount	Rate

Time certificates issued in amounts of $100,000 or more as of December 31, 2003 with maturity in:
3 months or less	$13,728	2.84%
3 through 6 months	12,649	2.69
6 through 12 months	8,735	2.57
Over 12 months	26,854	3.84

	$61,966

There were no deposits in foreign banking offices.

Item 1. Business (Continued)

RETURN ON STOCKHOLDERS’ EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders’ equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Return on average assets	1.24%	1.10%	1.11%
Return on average stockholders’ equity	15.36	14.05	13.94
Dividend payout ratio	19.99	22.87	23.58
Average stockholders’ equity to average assets ratio	8.04	7.85	7.96

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of securities sold under agreements to repurchase during 2003, 2002 and 2001:

	2003	2002	2001

	(Amounts In Thousands)

Outstanding balance as of December 31	$29,926	$20,798	$22,409
Weighted average interest rate at year end	1.00%	1.52%	2.36%
Maximum month-end balance	37,205	28,882	22,711
Average month-end balance	29,323	21,240	17,444
Weighted average interest rate for the year	1.34%	1.79%	3.53%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates during 2003, 2002 and 2001:

	2003	2002	2001

	(Amounts In Thousands)

Outstanding balance as of December 31	$167,574	$167,606	$137,637
Weighted average interest rate at year end	5.34%	5.35%	5.57%
Maximum month-end balance	167,606	167,637	137,637
Average month-end balance	167,595	153,543	123,211
Weighted average interest rate for the year	5.42%	5.52%	5.83%

PART I

Item 2. Properties

The Company’s office and the main bank of the Bank are located at 131 Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001.  With the completion of the 2001 addition, the entire Bank’s processing and administrative systems, including trust, were consolidated in Hills, Iowa.  A majority of these operations previously were located in the Bank’s Coralville office. As a result of the consolidation, sixty-five full-time and part-time employees were relocated.

The other offices of Hills Bank and Trust are as follows:

1.

The Iowa City office, located at 1401 South Gilbert Street, is a one-story brick building containing approximately 15,400 square feet.  The branch has five drive-up teller lanes and a drive-up, 24-hour automatic teller machine.  The Bank’s trust department customer service representatives are located here.  This building was constructed in 1982 and has been expanded several times, most recently in 1998.

2.

The Coralville office is a two-story building built in 1972 and expanded in 2001 that contains approximately 23,000 square feet of space.  This office is equipped with four drive-up teller lanes and one automatic teller machine and is used primarily for retail banking services.

3.

A 2,800 square foot branch bank in North Liberty, Iowa was opened for business in 1986.  This office is a full-service location including three drive-up teller lanes and a drive-up automatic teller machine.

4.

The Bank leases an office at 132 East Washington Street in downtown Iowa City with approximately 2,500 square feet.  The office has two 24-hour automatic teller machines and two private offices in addition to a tellers and customer service area.  The lease expires in 2006.

5.

In December 2001, the Bank opened a new East Side office location at 2621 Muscatine Avenue, Iowa City.  The office is a 5,800 square foot, one-story building, and it has three drive-up lanes and a drive-up ATM.  The new office replaced a leased office that had 1,100 square feet.

6.

The Lisbon office is a two-story brick building in Lisbon, Iowa with approximately 3,000 square feet of banking retail space located on the first floor.  The building was extensively remodeled in 1996 and has one drive-up lane and a walk-up, 24-hour automatic teller machine.

7.	The Mount Vernon office opened in February 1998 with the completion of a full-service, 4,200 square foot office, with four drive-up lanes and a drive-up automatic teller machine.

8.

In February 2000, the Bank opened a 2,900 square foot branch office in downtown Cedar Rapids that is leased.  In April 2001, an additional contiguous 2,100 square feet of space was leased and then remodeled for retail banking purposes.  The leases expire in 2007.

Item 2. Properties (Continued)

9.	The Kalona office is a 6,400 square foot building that contains a walk-up 24-hour automatic teller machine and one drive-up lane. This is an older building that was remodeled in late 1998.

10.

In March of 2002, Hills Bank opened its eleventh office, and the second office location in the Cedar Rapids market. The new 7,200 square foot one-story building has three drive-up lanes and a drive-up ATM. The location of the office is on Williams Boulevard in Southwest Cedar Rapids.

11.

A full service office opened on February 10, 2003 in Marion, Iowa, after extensive remodeling of the property located at 800 11th Street. The office is a two-story building having approximately 8,400 square feet with three drive-up lanes and a drive-up ATM.

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.

Item 3. Legal Proceedings

There are no materials pending legal proceedings.  Neither the Company nor the Bank holds any properties that are the subject of hazardous waste clean-up investigations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Company’s common stock.  Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock.  A bid and ask price is quoted in an Iowa City local paper and the quotes are provided by a local broker.  The Company’s stock is not actively traded.  As of March 15, 2004, the Company had 1,416 stockholders.

Based on the Company’s stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:

Year	Number Of Shares Traded	Number Of Transactions	High Selling Price	Low Selling Price

2003	7,487	26	$101.00	$88.00
2002	16,917	22	88.00	82.00
2001	9,273	28	82.00	77.00

The Company paid aggregate annual cash dividends in 2003, 2002 and 2001 of $2,853,000, $2,622,000 and $2,392,000, respectively, or $1.90 per share in 2003, $1.75 per share in 2002 and $1.60 per share in 2001.  In January 2004, the Company declared and paid a dividend of $2.10 per share totaling $3,185,000.  The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

As of December 31, 2003, stock option information is as follows:

Number of shares that would be issued if all options were exercised	19,291

Weighted average price of options outstanding	$77.27

Number of additional shares that could be granted	45,976

There are no stock option plans that have not been approved by the stockholders.

Item 6. Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

	2003	2002	2001	2000	1999

YEAR-END TOTALS (Amounts in Thousands)
Total assets	$1,183,223	$1,098,547	$976,105	$875,750	$773,966
Investment securities	236,157	214,211	189,960	161,066	156,198
Federal funds sold	13,233	32,514	29,428	28,065	206
Loans held for sale	1,960	6,884	5,575	1,266	681
Loans, net	868,194	773,973	677,117	625,607	564,700
Deposits	868,767	802,321	720,018	652,706	562,086
Federal Home Loan Bank borrowings	167,574	167,606	137,637	120,668	108,700
Redeemable common stock	14,864	12,951	12,194	11,550	10,953
Stockholders’ equity	96,765	88,084	78,155	68,524	60,264

EARNINGS (Amounts in Thousands)
Interest income	$63,381	$64,561	$63,718	$59,992	$51,121
Interest expense	26,405	31,141	34,435	33,064	26,313
Provision for loan losses	424	2,449	924	948	900
Other income	13,356	10,230	9,257	7,514	6,437
Other expenses	28,641	24,615	22,859	20,069	18,309
Income taxes	6,998	5,122	4,613	4,059	3,570
Net income	14,269	11,464	10,144	9,366	8,466

PER SHARE
Net income:
Basic	$9.44	$7.65	$6.78	$6.26	$5.70
Diluted	9.42	7.58	6.72	6.21	5.66
Cash dividends	1.90	1.75	1.60	1.45	1.30
Book value as of December 31	63.80	58.68	52.15	45.82	40.29
Increase (decrease) in book value due to:
ESOP obligation	(9.80)	(8.63)	(8.14)	(7.72)	(7.32)
Accumulated other comprehensive income	2.04	3.15	2.02	0.47	(0.66)

SELECTED RATIOS
Return on average assets	1.24%	1.10%	1.11%	1.14%	1.18%
Return on average equity	15.36	14.05	13.94	14.94	14.54
Net interest margin	3.53	3.58	3.58	3.62	3.83
Average stockholders’ equity to average total assets	8.04	7.85	7.96	7.63	8.11
Dividend payout ratio	19.99	22.87	23.58	23.18	22.56

Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations

Special Note Regarding Forward-Looking Statements

The discussion following contains certain forward-looking statements with respect to the financial condition, the results of operations and business of the Company.  These statements involve certain risks and uncertainties, which are often inherent in the ongoing operation of financial institutions such as the Company’s subsidiary bank.

Forward-looking statements discuss matters that are not facts and are typically identified by the words “believe,” “expect,” “anticipate,” “target,” “goal,” “objective,” “intend,” “estimate,” “will,” “can,” “would,” “should,” “could,” “may” and similar expressions.  They discuss expectations about the future and are not guarantees.   Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them to reflect changes that occur after the date they are made.

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

For example, a financial institution may accept deposits at fixed interest rates, at different times and for different terms, and lend funds at fixed interest rates, at different times and for different terms.  In doing so, it accepts the risk that its cost of funds may raise while the use of those funds may be at a fixed rate.  Similarly, although market rates of interest may decline, the financial institution may have committed by virtue of the term of a deposit, to pay what essentially becomes an above-market rate.

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

Because the business of banking is of a highly regulated nature, the decisions of governmental entities can have a major effect on operating results.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could have substantial and unpredictable effects including increasing the ability of non-banks to offer competing financial services and products.

Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations

The Bank’s success depends, in part, on its ability to attract and retain key people.  Competition for the best people – in particular individuals with technology experience – is intense.  The Bank may not be able to hire well-qualified people or pay them enough to keep them.

All of these uncertainties, as well as others, are present in the operations and business of the Company, and stockholders are cautioned that the Company’s actual results may differ materially from those included in the forward-looking statements.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition - Allowance for Loan Losses”. Although management believes the levels of the allowance as of both December 31, 2003 and 2002 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Position

Year End Amounts (Amounts In Thousands)	2003	2002	2001	2000	1999

Loans, net of allowance for losses	$870,154	$780,857	$682,692	$626,873	$565,381
Investment securities	236,157	214,211	189,960	161,066	156,198
Deposits	868,767	802,321	720,018	652,706	562,086
Federal Home Loan Bank borrowings	167,574	167,606	137,637	120,668	108,700
Stockholders’ equity	96,765	88,084	78,155	68,524	60,264
Total assets	1,183,223	1,098,547	976,105	875,750	773,966

In 2003, total assets grew $84.7 million, compared to an increase of $122.4 million for 2002.  The percentage increase in total assets was 7.71% in 2003, compared to 12.54% in 2002.  Asset growth for both years was primarily reflected in higher loan balances and investment securities.  In the year ended December 31, 2003, although the total asset growth was down compared to the prior year, a review of the balance sheets shows a reduction in federal funds sold of $19.3 million that were used for asset acquisition.  As an alternative, the Company could have borrowed from the FHLB and that would have increased the asset growth by $19.3 million.  Also, with the use of the federal funds and a good increase in deposits, no additional amount of funding was required from the FHLB.  Given the overall interest rates on federal funds and in order to use them more efficiently, it was a business decision to switch to the loan and investment alternatives.

In 2003, net loans increased by $89.3 million.   The net loans include loans held for sale to the secondary market, which were $1,960,000 at December 31, 2003, having decreased from the balance of $6,884,000 at December 31, 2002.  In the year 2003, as in 2002, the increase in loans was primarily attributable to real estate mortgage loans which increased $75.2 million.  The increase for 2002 was $98.2 million with $88.0 in mortgage real estate loans.  The increases in both years were driven by the continued low level of interest rates which during 2003 were at fifty year lows.  In addition, the overall economy in the Company’s principal place of business, Johnson and Linn Counties, remain in good economic condition with unemployment levels that remain low.  Competition for quality loans and deposits will continue to be a challenge.  In both counties, new banks and credit unions have been opened in the last few years.  Between 2001 and 2003, five new banking locations were added in Johnson County and ten in Linn County.  The fifteen new locations include an office of one of the state’s largest credit unions and several large Des Moines based banks.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Deposits increased $66.4 million, or 8.28% in 2003 compared to an increase of 11.43% in 2002.  Also, for funding purposes securities sold under agreements to repurchase increased $9.1 million to $29.9 million after having decreased $1.6 million in 2002.  Deposits including repurchase agreements increased 9.18% in 2003 compared to 10.87% in 2002.  In 2003 and also in 2002, growth continued in deposits due to uncertainties in the stock market from 2001 and 2002, when the stock market had a significant downturn and consumers have elected not to move quickly back to stocks as an investment.  Also, in the last two years, the Bank has established new offices in the Cedar Rapids and Marion area and a relocated office on the Eastside of Iowa City, all of which have been helpful in adding new deposit customers for the Bank.  In Linn County, as of June 30, 2003, the Company had approximately $119 million in deposits or 3.3% of the total deposit market of $3.6 billion.  The Bank has added three offices in the Cedar Rapids-Marion area since 2000, with two of the offices added in 2003 and 2002, respectively to capitalize on the strong Linn County market which in total, is twice the size of the Johnson County market.  Johnson County has fourteen banks and Linn County has twenty-seven banks at the end of 2003.  In addition, there are two credit unions in Johnson County while Linn County has ten credit unions.  In the last two years the Company has increased its market share in both counties.  While there is increasing competition in the Linn County market, the Bank’s three newest offices in Linn County grew by $45.7 million in 2002 and 2003, and management anticipates that the Bank’s market share in Linn County will continue to grow in the years ahead.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In 2002, the Company increased its borrowings from the Federal Home Loan Bank (FHLB) by a net $30 million to increase total advances at December 31, 2002 to $167.6 million.  As in prior years, the advances are used to fund asset growth in years where deposit sources are not sufficient.  The increase in 2003 in deposits and repurchase agreements coupled with a reduction in federal funds sold of $19.3 million were enough to not require any increase in the borrowings from the FHLB.  It is expected that the FHLB funding source will be used in the future when loan growth exceeds deposit increases and the interest rates are favorable compared to other funding alternatives.

Investment securities increased by $21.9 million in 2003 and $24.3 million in 2002.  Because the portfolio is marked to market, changes in the value of the portfolio may vary significantly from year to year.  The securities portfolio, which includes tax exempt securities and stock of the FHLB that is required for borrowings, is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

Stockholders’ equity was $96.8 million at December 31, 2003 compared to $88.1 million at December 31, 2002.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $53.7 million and paid shareholders dividends of $13.2 million, or 24.6% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% Increase	E.P.S.- Diluted

2003	$14,269	24.47%	$9.42
2002	11,464	13.01	7.58
2001	10,144	8.31	6.72
2000	9,366	10.63	6.21
1999	8,466	13.09	5.66

Net income for 2003 reached a record high of $14,269,000, or diluted earnings per share of $9.42.  For 2003, diluted earnings per share increased $1.84 per share, while 2002 results had increased $.51 per share. For the year ended December 31, 2002, net income increased by $1,320,000 from the 2001 results. Net income for the year ended December 31, 2003, represents a $2,805,000 increase over the reported income for the same period in 2002.  The increase in net income is related to three significant factors. The factors are the continued growth in average earning assets, the decrease in the provision for loan losses and the increase in the gain on sale of loans. Net interest income, including fees increased $3.6 million for the year ended December 31, 2003 compared to 2002.  The improvement is due to an increase in average earning assets of $116.4 million. The provision for loan losses and its effect on net income is discussed in a later section of this report.  The mortgage refinancing growth continued in 2003 as the number of loans sold on the secondary market and the resulting gain on sale was $4,278,000 which is $2,287,000 more than 2002.  The interest rates on secondary market loans that are sold increased in late summer as long-term investment rates rose.  As a result of this, coupled with the fact that many consumers had taken advantage of lower rates, the volume of loans sold and the related level of income from this mortgage activity did not continue in the fourth quarter of 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Annual fluctuations in the Company’s net income are driven primarily by three important factors. The first important factor is net interest margin. Net interest income of $40.0 million in 2003 was derived from the Company’s $1.084 billion of average earning assets and its net interest margin of 3.53% for that same year. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of only 10 basis points to 3.43% would result in a $1 million decrease in net income before taxes.

The second significant factor on the Company’s net income is the provision for loan losses. The majority of the Company’s investments are in loans outstanding, which amounted to more than $880 million in 2003. The Company’s allowance for loan losses was $12.6 million in 2003. An increase in problem loans would result in a higher allocation to the loan loss reserve, which in turn would reduce the Company’s net income.

The amount of loans sold on the secondary market is the third significant factor. The gain on the sale of loans on the secondary market has ranged from $316,000 in 1999 to $4,278,000 in 2003. Sales of loans on the secondary market are influenced by the real estate market and interest rates. Interest rates, which also help spur new loan growth and secondary market loans (including refinancing), have been at record lows when compared to interest rate levels over the last fifty years. Effective June 25, 2003, the Federal Reserve Open Market Committee lowered the federal funds target rate to 1.00%, the lowest level since July 1958. Prior to the June 25, 2003 decrease, the target rate was lowered 25 basis points on November 6, 2002. The June 25, 2003 decrease was the thirteenth decrease since May 16, 2000, when the federal funds rate was 6.50%.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow over the last few years, primarily due to new loans.  The net interest margin has remained steady over the last five years in spite of decreasing interest rates.  The net interest margin was 3.53% in 2003, 3.58% in 2002, 3.58% in 2001, 3.62% in 2000 and 3.83% in 1999.  The measure is shown on a tax-equivalent basis using a rate of 34% to make the interest earned on taxable and nontaxable assets more comparable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net interest income on a tax-equivalent basis changed in 2003 as follows:

			Increase (Decrease)
	Change In Average Balance	Change In Average Rate
			Volume Changes	Rate Changes	Net Change

	(Amounts In Thousands)
Interest income:
Loans, net	$95,888	(0.87)%	$6,704	$(6,761)	$(57)
Taxable securities	6,727	(1.00)	337	(1,481)	(1,144)
Nontaxable securities	7,320	(0.45)	423	(266)	157
Federal funds sold	6,442	(0.56)	83	(221)	(138)

	$116,377		$7,547	$(8,729)	$(1,182)

Interest expense:
Interest-bearing demand deposits	$26,864	(0.32)%	265	(348)	(83)
Savings deposits	19,858	(0.58)	271	(1,221)	(950)
Time deposits	17,774	(1.30)	818	(5,159)	(4,341)
Securities sold under agreements to repurchase	8,083	(0.45)	127	(154)	(27)
FHLB borrowings	14,052	(0.10)	773	(108)	665

	$86,631		$2,254	$(6,990)	$(4,736)

Change in net interest income			$5,293	$(1,739)	$3,554

Net interest income changes for 2002 were as follows:

	Change In Average Balance	Effect Of Volume Changes	Effect Of Rate Changes	Net Change

	(Amounts In Thousands)
Interest-earning assets	$117,683	$8,423	$(7,414)	$1,009
Interest-bearing liabilities	102,576	4,028	(7,322)	(3,294)

Change in net interest income		$4,395	$(92)	$4,303

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2003	2002	2001

Yield on average interest-earning assets	5.96%	6.80%	7.62%
Rate on average interest-bearing liabilities	2.83	3.68	4.63

Net interest spread	3.13	3.12	2.99
Effect of noninterest-bearing funds	0.40	0.46	0.59

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.53%	3.58%	3.58%

Provision For Loan Losses

The provision for loan losses totaled $424,000, $2,449,000 and $924,000 for 2003, 2002 and 2001, respectively.  Recoveries net of charge-off for 2003 were $36,000 while charge-offs, net of recoveries, were $274,000 for 2002 and $1,402,000 for 2001.  The provision for loan losses in 2003 was $424,000 compared to $2,449,000 in 2002 or a decrease of $2,025,000.  The provision adjustment computed on a quarterly basis is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of impaired loans which are all non-accrual and loans past due ninety days or more.  In addition, management considers the credit quality based on their review of problem and watch loans, including loans with historical higher credit risks (primarily agricultural loans).

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are reviewing the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund the loan.  The Company also reviews the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space.  In most instances the borrowers have used in their rental projections of income at least a 5% vacancy rate.  As of December 31, 2003, the unemployment level in Johnson County and Linn County was 3.39% and 4.31%, respectively.  These levels compare favorably to the State of Iowa at 4.36% and the national unemployment level at 5.72%.  The residential rental vacancy rates in 2003 in Johnson County, the largest trade area for the Company, were 4.06% in Iowa City and 7.19% in Coralville.  The State of Iowa vacancy rate is 8.2% and the national is 10.2%.  The rates for Iowa City and Coralville for 2001 were both under 2%.  Although the vacancy rates have increased in the Company’s trade areas, the Company has not believed it necessary to increase the number of loans in a “problem” or “watch” status based on its current evaluation of the loan portfolio.

The level of problem or watch loans that were included in the reserve computation increased significantly from December 31, 2001 to December 31, 2002 and therefore resulted in the large provision increase in 2002.  The increase was due in particular for loans that were in the swine production segment that were of major concern because of the dollar amount of those loans and the severe price fluctuations that swine producers experienced during that time period, management felt it prudent to classify many of those loans as problem or watch loans.  The amount of problem or watch loans considered in the estimate for December 31, 2003 was at balances that were similar to December 31, 2002.  The allowance for loan losses balance is also affected by the net charge-offs for the periods presented.  For the year ended December 31, 2003 and 2002, recoveries were $1,680,000 and $1,514,000, respectively; and charge-offs were $1,644,000 in 2003 and $1,788,000 in 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (Continued)

The allowance for loan losses totaled $12,585,000 at December 31, 2003 compared to $12,125,000 at December 31, 2002.  The percentage of the allowance to outstanding loans was 1.43% and 1.53% at December 31, 2003 and 2002, respectively. The percentage of the loan loss allowance to gross loans was 1.46%, 1.66% and 1.72% at December 31, 2001, 2000 and 1999, respectively.  The decrease was due to loan growth (fueled primarily by an increase in real estate mortgages) and a decrease in the number of “problem” or “watch” loans compared to total loans outstanding.  The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in net loans outstanding. The methodology used in 2003 is consistent with the prior year. Beginning in 2001, the Bank refined the methodology used to compute the allowance for loan losses, primarily by applying estimated loss rates to several risk categories of loans instead of more general categories of loans.

Agricultural loans totaled $38,153,000 and $37,937,000 at December 31, 2003 and 2002, respectively.  The level of agriculture loans the last five years compared to total loans has been between 4.95% down to 4.33% in 2003.  Management has assessed the risks for agricultural loans higher than other loans due to unpredictable commodity prices, the effects of weather on crops and uncertainties regarding government support programs. In particular, loans that are in the swine production segment continue to be of major concern as prices for hogs are subject to severe fluctuations.

The University of Iowa, because of its 24,500 employees and because of the money it spends in Johnson County, has a tremendous impact on the economy of the Bank’s primary trade area.  In 2002 and 2003, the University of Iowa helped Johnson County’s economy remain strong in spite of a weakened national economy.  However, in the last fifteen months the economy of the state of Iowa has weakened and the University continues to suffer from budget cuts. For its fiscal year beginning July 1, 2004 the University expects continued budget constraints.  The possible effects on the local economy cannot be predicted, but are likely to weaken the economy in future years.

Other Income

In 2003, the Company’s total other income increased $3,126,000 compared to the prior year.  Gain on sale of loans to the secondary market for 2003 increased over the prior year by $2,287,000 due to continued low interest rates that enabled borrowers to re-finance. Loans sold in 2001 were $1,165,000, an increase of $849,000 over 2000. Interest rates on secondary market loans averaged under 6.05% the first half of 2003 compared to 6.69% in 2002 and 7.15% in 2001. Interest rates rose in the last quarter of 2003 and this with the factor that many customers had refinanced in late 2002 and in 2003 reduced the volume of loans sold on the secondary market. In addition, the increase in customer deposit accounts, along with increases in the fees, accounted for a $327,000 increase in deposit account charges and fees.  Trust fees in 2003 had a $92,000 increase to $2,444,000 due to more assets under management. The Trust Department has $623 million of assets under management at December 31, 2003 compared to $484 million at December 31, 2002.  Trust fees are based on total assets under management.  The trust assets that are the most volatile are those that are held in common stock.  Approximately 51% of trust assets are held in common stocks and with the major decline in the market in 2002, this effected the growth of the trust assets and trust fees.  During the last half of 2003, the major stock indices have all shown much improvement and as a result the asset growth has been in part due to market value increases.  An example of the increases is the Dow Jones Industrial Average which was down approximately 16% in 2002 was up over 25% in 2003.  Due to the majority of the trust assets growth in terms of new accounts and market value increases coming in the last six months, trust fees did not increase significantly for 2003.

Other fees and charges increased $90,000 from 2002 compared to 2003.  In 2003, the credit card processing fee income increased by $507,000 to $698,000.  Also, in the other expenses section, the credit card processing expense in 2003 was $957,000 compared to $398,000 in 2002, or an increase of $559,000.  Effective on January 1, 2003, the Company began including the gross amount of merchant charges in other income rather than netting it with related processing charges.  This change had no effect on the income shown for credit card processing but did decrease the fee income and processing expense by approximately $400,000 for 2002 and 2001.  Total other income was also offset by $177,000 due to investment securities losses in the fourth quarter of 2003.  In 2002, no securities losses were reported.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (Continued)

In 2002, the Company’s total other income increased $973,000 compared to the prior year.  Gain on sale of loans revenue for 2002 increased over the prior year by $826,000 due to continued low interest rates that enabled borrowers to re-finance.  Interest rates on secondary market loans averaged under 6.50% the last half of 2002 compared to 7.15% in 2001.  In addition, the increase in customer deposit accounts, along with changes in the fee structure, accounted for an $189,000 increase in deposit account charges and fees.  Trust fees in 2002 were virtually unchanged form 2001, a $47,000 increase.  The number of trust accounts under management increased in 2002, but the continued decline in stock values had the effect of reducing trust fees which are based on asset value.

Other Expenses

Total other expenses were $28,641,000 and $24,615,000 for the year ended December 31, 2003 and 2002, respectively.  The increase includes $2,212,000 in salaries and benefits, which is the direct result of salary adjustments for 2003 and a net increase in full-time equivalents of fifteen since December 31, 2002.  The new employees added included nine in the secondary loan market department and eleven in the Marion office, which opened in February 2003.   Medical expenses included with salaries and benefits increased to $1.1 million from $825,000 in 2002.  This increase is due to the hiring of new employees and to 20% increases in health and drug claim costs.  All other expenses other than salaries and benefits increased a total of $1,814,000 or 16.57%.  Credit card processing fees, which composed part of the other expenses, increased $559,000 and was offset by $507,000 of increased fee income of credit card processing included in the other income section.  Direct expenses for the secondary market for items such as direct underwriting expense and related expenses were $285,000 higher in 2003 than in 2002.  The increase is the result of the higher volume of loans that were sold on the secondary market during 2003.  Direct expenses for the secondary market will decrease if the volume of loans sold on the secondary market decreases.

Other expenses increased $1,756,000 in 2002. Of the increase, salaries and benefits accounted for $1,804,000, occupancy and furniture and equipment expense accounted for $76,000 of the increase and all other expenses decreased $124,000.  The salaries and employee benefits increased as a direct result of salary adjustments for 2002 and staff additions primarily at the new office locations. Total full-time equivalent employees increased between years by twenty-four. The benefits include a $150,000 increase in medical insurance costs due to increasing medical costs. The increased occupancy and furniture and equipment expense was the result of new locations added and new equipment purchases both in 2001 and 2002. Other expenses decreased $124,000 between 2001 and 2002. The other expenses in 2001 included $261,000 for amortization of intangible assets, which consisted principally of goodwill, equal to the excess of cost over fair value of net assets acquired in business combinations of two banks in 1996 accounted for under the purchase method. As discussed in the section of Impact of Recently Issued Accounting Standards amortization of goodwill ceased effective on January 1, 2002.

Income Taxes

Income tax expense was $6,998,000, $5,122,000 and $4,613,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  The corresponding percentage of income taxes compared to income before income taxes is 32.91%   in 2003, 30.88% in 2002 and 31.26% in 2001.  The percentages are up slightly from 2002 to 2003 due to an increase in pre tax income for the year without a corresponding increase in non-taxable interest income due to lower interest rates in 2003.

Impact of Recently Issued Accounting Standards

The FASB  has issued Statement No. 143, “Accounting for Asset Retirement Obligations” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  For the Company, the Statement was effective January 1, 2003, and implementation did not have any impact on the financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (Continued)

The FASB has issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement is applicable to debt extinguishments and their classification; certain sale-leaseback transactions and intangible assets of motor carriers. Implementation of these provisions of the Statement had no effect and is not expected to have a material impact on the Company’s financial statements.

The FASB has issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  Implementation of the Statement did not have a material impact on the Company’s financial statements.

The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”- an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.  The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of Interpretation No. 45’s measurement and recognition provisions did not have a material impact to the Company’s financial position or results of operations.

In October 2002, the FASB issued Statement of Financial Accounting Standards No.147, “Acquisition of Certain Financial Institutions, an Amendment to FASB Statements No.72 and 144 and FASB Interpretation No.9. The statement removes acquisitions of financial institutions from the scope of the previous issued statements and interpretation and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No.141, “Business Combinations” and Statement of Financial Accounting Standards No.142, “Goodwill and Intangible Assets.”  Thus, the requirement to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this statement. The Company adopted FASB No. 147 on October 1, 2002 and the adoption resulted in no reclassification or revisions to prior period financial statements.

In January 2003, the FASB issued Interpretation No.46,”Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise.  This statement applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The Company has adopted the various provisions of this statement but presently does not have any variable interest entities that would be required to be included in its consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (Continued)

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with the implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of “an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors,” the meaning of “underlying,” and the characteristics of a derivative that contains financing components. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 2003, the Company’s interest rate sensitivity report is as follows (amounts in thousands):

	Repricing Maturities Immediately	Days				More Than One Year	Total

		2-30	31-90	91-180	181-365

Earning assets:
Federal funds sold	$13,233	$—	$—	$—	$—	$—	$13,233
Investment securities	—	3,377	5,310	14,191	21,067	192,212	236,157
Loans	5,832	65,012	36,949	40,998	72,264	661,685	882,740

Total	19,065	68,389	42,259	55,189	93,331	853,897	1,132,130

Sources of funds:
Interest-bearing checking and savings accounts	137,747	—	—	—	—	221,270	359,017
Certificates of deposit	—	32,728	53,083	81,963	53,484	172,287	393,545
Other borrowings - FHLB	—	60,000	30,000	10,000	10,000	57,574	167,574
Repurchase agreements and federal funds	29,926	—	—	—	—	—	29,926

	167,673	92,728	83,083	91,963	63,484	451,131	950,062

Other sources, primarily noninterest-bearing	—	—	—	—	—	116,206	116,206

Total sources	167,673	92,728	83,083	91,963	63,484	567,337	1,066,268

Interest
Rate Gap	$(148,608)	$(24,339)	$(40,824)	$(36,774)	$29,847	$286,560	$65,862

Cumulative Interest Rate Gap at December 31, 2003	$(148,608)	$(172,947)	$(213,771)	$(250,545)	$(220,698)	$65,862

The table set forth above includes the portion of the balances in interest-bearing checking, savings and money market accounts that management has estimated to mature within one year. The classifications are used because the Bank’s historical data indicates that these have been very stable deposits without much interest rate fluctuation.  Historically, these accounts would not need to be adjusted upward as quickly in a period of rate increases so the interest risk exposure would be less than the re-pricing schedule indicates. The FHLB borrowings are classified based on their callable dates because they may be called if interest rates rise over current rates.

Inflation

Inflation has an impact on the growth of total assets and has resulted in the need to increase equity capital to maintain an appropriate equity to asset ratio.  The results of operations have been affected by inflation, but the effect has been minimal.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $2,343,000 as of December 31, 2003.  In 2003, the holding company received dividends of $2,856,000 from its subsidiary bank and used those funds to pay dividends to its stockholders of $2,853,000.

As of December 31, 2003 and 2002, stockholders’ equity, before deducting for the maximum cash obligation related to ESOP, was $111,629,000 and $101,035,000 respectively.  This measure of equity as a percent of total assets was 9.43% at December 31, 2003 and 9.20% at December 31, 2002.  As of December 31, 2003, total equity was 8.18% of assets compared to 8.02% of assets at the prior year end.  The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary bank, which affects the Bank’s dividends to the Company.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  In order to maintain acceptable capital ratios in the subsidiary bank, certain of its retained earnings are not available for the payment of dividends.  Retained earnings available for the payment of dividends to the Company total approximately $10,820,000, $6,092,000 and $7,015,000 as of December 31, 2003, 2002 and 2001, respectively.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve.  These regulations establish minimum capital requirements that member banks must maintain.

As of December 31, 2003, risk-based capital standards require 8% of risk-weighted assets.  At least half of that 8% must consist of Tier I core capital (common stockholders’ equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets).  Total risk-weighted assets are determined by weighting the assets according to their risk characteristics.  Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by “credit conversion factors” to translate them into balance sheet equivalents before assigning them risk weightings.  Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the “Superintendent”).  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  One of the most significant standards of operation of state banks is the six and one-half percent (6 1/2%) primary capital to total assets ratio generally required by the Superintendent.  In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  The Superintendent defines the term “primary capital” to mean the sum of stockholders’ equity and the allowance for loan losses less any intangible assets.  In determining the primary capital ratio, the Superintendent uses the total assets as of the date of computation.  At December 31, 2003, the primary capital to total assets ratio of the Bank exceeded the ratio required by the Superintendent.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The actual amounts and capital ratios as of December 31, 2003 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2003:
Company:
Total risk based capital	$116,035	14.56%	8.00%	10.00%
Tier 1 risk based capital	106,042	13.31	4.00	6.00
Leverage ratio	106,042	8.87	3.00	5.00
Bank:
Total risk based capital	112,641	14.15	8.00	10.00
Tier 1 risk based capital	102,661	12.90	4.00	6.00
Leverage ratio	102,661	8.60	3.00	5.00

The Bank is classified as “well capitalized” by FDIC capital guidelines.

On a consolidated basis, 2003 cash flows from operations provided $22,145,000 and net increases in deposits provided $66,446,000.  These cash flows were invested in net loans of $94,645,000, and net securities of $25,693,000. Also, federal funds sold decreased by $19,281,000 to assist in the funding of the loans and investments growth.  In addition, $2,952,000 was used to purchase property and equipment.

At December 31, 2003, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $139,422,000. Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  It may also obtain additional funds from the Federal Home Loan Bank (FHLB).  The Bank as of December 31, 2003 can obtain an additional $139 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $111 million of credit lines at three banks.  The borrowings would be secured by the Bank’s investment securities.  As a further source of liquidity, $69 million of additional securities are available to be pledged or liquidated.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Related Party Transactions

The Bank’s primary transactions with related parties are the loan and deposit relationships it maintains with officers, directors and entities related to these individuals.  The Bank makes loans to related parties under substantially the same interest rates, terms and collateral as those prevailing for comparable transactions with unrelated persons.  In addition, these parties may maintain deposit account relationships with the Bank that also are on the same terms as with unrelated persons.  As of December 31, 2003 and 2002, loan balances to related individuals and businesses totaled $32,454,000 and $27,813,000, respectively.  Deposits from related parties totaled $5,800,000 and $6,599,000 as of December 31, 2003 and 2002, respectively.

Commitments and Trends

The Company and the Bank have no material commitments or plans that will materially affect liquidity or capital resources.  Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

Market Risk Exposures

The Company’s primary market risk exposure is to changes in interest rates.  The Company’s asset/liability management, or its management of interest rate risk, is focused primarily on evaluating and managing net interest income given various risk criteria.  Factors beyond the Company’s control, such as market interest rates and competition, may also have an impact on the Company’s interest income and interest expense.  In the absence of other factors, the Company’s overall yield on interest-earning assets will increase as will its cost of funds on its interest-bearing liabilities when market rates increase over an extended period of time.  Inversely, the Company’s yields and cost of funds will decrease when market rates decline.  The Company is able to manage these swings to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time.

The Bank maintains an asset/liability committee, which meets at least quarterly to review the interest rate sensitivity position and to review various strategies as to interest rate risk management.  In addition, the Bank uses a simulation model to review various assumptions relating to interest rate movement.  The model attempts to limit rate risk even if it appears the Bank’s asset and liability maturities are perfectly matched and a favorable interest margin is present.

In order to minimize the potential effects of adverse material and prolonged increases or decreases in market interest rates on the Company’s operations, management has implemented an asset/liability program designed to mitigate the Company’s interest rate sensitivity.  The program emphasizes the origination of adjustable rate loans, which are held in the portfolio, the investment of excess cash in short or intermediate term interest-earning assets, and the solicitation of passbook or transaction deposit accounts, which are less sensitive to changes in interest rates and can be re-priced rapidly.

Based on the data following, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates.  Generally, during periods of increasing interest rates, the Company’s interest rate sensitive liabilities would re-price faster than its interest rate sensitive assets causing a decline in the Company’s interest rate spread and margin.  This would tend to reduce net interest income because the resulting increase in the Company’s cost of funds would not be immediately offset by an increase in its yield on earning assets. In times of decreasing interest rates, fixed rate assets could increase in value and the lag in re-pricing of interest rate sensitive assets could be expected to have a positive effect on the Company’s net interest income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

The following table, which presents principal cash flows and related weighted average interest rates by expected maturity dates, provides information about the Company’s loans, investment securities and deposits that are sensitive to changes in interest rates.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$94,619	$26,387	$50,804	$69,245	$113,128	$44,500	$398,683	$441,178
Average interest rate	6.59%	7.12%	6.59%	6.43%	6.01%	5.89%	6.35%

Loans, variable:
Balance	$52,340	$3,563	$1,962	$5,052	$35,061	$384,118	$482,096	$482,096
Average interest rate	6.51%	5.75%	6.35%	5.60%	4.46%	5.96%	5.91%

Investments (1):
Balance	$65,445	$54,905	$50,634	$39,605	$16,050	$22,751	$249,390	$249,501
Average interest rate	3.88%	4.14%	3.12%	3.14%	3.73%	4.91%	3.75%

Liabilities:
Liquid deposits (2):
Balance	$359,017	$—	$—	$—	$—	$—	$359,017	$359,017
Average interest rate	0.61%						0.61%

Deposits, certificates:
Balance	$221,257	$56,699	$47,309	$47,851	$20,428	$—	$393,544	$391,798
Average interest rate	2.89%	2.81%	4.08%	4.29%	3.57%		3.23%

(1)	Includes all available-for-sale investments, held-to-maturity investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes passbook accounts, NOW accounts, Super NOW accounts and money market funds.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are included on Pages 45 through 77.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheet of Hills Bancorporation and subsidiary as of December 31, 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

January 30, 2004

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheet of Hills Bancorporation and subsidiary as of December 31, 2002 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Iowa City, Iowa
February 25, 2003

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(Amounts In Thousands, Except Shares)

	2003	2002

ASSETS
Cash and due from banks (Note 9)	$24,194	$32,647
Investment securities (Note 2):
Available for sale (amortized cost 2003 $214,530 ; 2002 $190,313)	219,430	197,807
Held to maturity (fair value 2003 $8,064 ; 2002 $8,303)	7,953	8,022
Stock of Federal Home Loan Bank	8,774	8,382
Federal funds sold	13,233	32,514
Loans held for sale	1,960	6,884
Loans, net (Notes 3, 6 and 10)	868,194	773,973
Property and equipment, net (Note 4)	22,210	21,500
Accrued interest receivable	7,303	7,278
Deferred income taxes (Note 8)	2,411	1,971
Goodwill	2,500	2,500
Other assets	5,061	5,069

	$1,183,223	$1,098,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$116,206	$107,833
Interest-bearing deposits (Note 5)	752,561	694,488

Total deposits	868,767	802,321
Securities sold under agreements to repurchase (Note 6)	29,926	20,798
Federal Home Loan Bank borrowings (“FHLB”) (Note 7)	167,574	167,606
Accrued interest payable	1,735	2,134
Other liabilities	3,592	4,653

	1,071,594	997,512

Commitments and Contingencies (Notes 8 and 14)

Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 8)	14,864	12,951

Stockholders’ Equity (Note 10)
Capital stock, no par value; authorized 10,000,000 shares; issued 2003 1,516,678 shares; 2002 1,501,054 shares	11,353	10,541
Retained earnings	97,189	85,773
Accumulated other comprehensive income	3,087	4,721

	111,629	101,035
Less maximum cash obligation related to ESOP shares (Note 8)	14,864	12,951

	96,765	88,084

	$1,183,223	$1,098,547

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002 and 2001
(Amounts In Thousands, Except Per Share Amounts)

	2003	2002	2001

Interest income:
Loans, including fees	$54,362	$54,363	$52,986
Investment securities:
Taxable	6,268	7,412	7,670
Nontaxable	2,369	2,266	1,930
Federal funds sold	382	520	1,132

Total interest income	63,381	64,561	63,718

Interest expense:
Deposits	16,926	22,294	26,634
Securities sold under agreements to repurchase	389	375	617
FHLB borrowings	9,090	8,472	7,184

Total interest expense	26,405	31,141	34,435

Net interest income	36,976	33,420	29,283
Provision for loan losses (Note 3)	424	2,449	924

Net interest income after provision for loan losses	36,552	30,971	28,359

Other income:
Net gain on sale of loans	4,278	1,991	1,165
Trust fees	2,444	2,352	2,399
Deposit account charges and fees	3,624	3,297	3,108
Credit card processing fee income	698	191	232
Other fees and charges	2,489	2,399	2,353
Net losses on sale of investment securities	(177)	—	—

	13,356	10,230	9,257

Other expenses:
Salaries and employee benefits	15,879	13,667	11,863
Occupancy	1,899	1,817	1,826
Furniture and equipment	3,008	2,892	2,807
Office supplies and postage	1,245	1,167	1,198
Advertising and business development	1,769	1,390	1,273
Credit card processing expense	957	398	384
Other	3,884	3,284	3,508

	28,641	24,615	22,859

Income before income taxes	21,267	16,586	14,757
Federal and state income taxes (Note 9)	6,998	5,122	4,613

Net income	$14,269	$11,464	$10,144

Earnings per share:
Basic	$9.44	$7.65	$6.78
Diluted	9.42	7.58	6.72

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2002 and 2001
(Amounts In Thousands)

	2003	2002	2001

Net income	$14,269	$11,464	$10,144

Other comprehensive income (loss),
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the year, net of income taxes 2003 $(960); 2002 $998; 2001 $1,366	(1,746)	1,700	2,323

Less: reclassification adjustment for losses included in net income, net of income taxes	112	—	—

Other comprehensive income (loss)	(1,634)	1,700	2,323

Comprehensive income	$12,635	$13,164	$12,467

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002 and 2001
(Amounts In Thousands, Except Share Amounts)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2000	$10,197	$69,179	$698	$(11,550)	$68,524
Issuance of 3,233 shares of common stock	165	—	—	—	165
Redemption of 158 shares of common stock	(8)	—	—	—	(8)
Change related to ESOP shares	—	—	—	(644)	(644)
Net income	—	10,144	—	—	10,144
Income tax benefit related to stock based compensation	43	—	—	—	43
Cash dividends ($1.60 per share)	—	(2,392)	—	—	(2,392)
Other comprehensive income	—	—	2,323	—	2,323

Balance, December 31, 2001	10,397	76,931	3,021	(12,194)	78,155
Issuance of 2,891 shares of common stock	127	—	—	—	127
Redemption of 395 shares of common stock	(30)	—	—	—	(30)
Change related to ESOP shares	—	—	—	(757)	(757)
Net income	—	11,464	—	—	11,464
Income tax benefit related to stock based compensation	47	—	—	—	47
Cash dividends ($1.75 per share)	—	(2,622)	—	—	(2,622)
Other comprehensive income	—	—	1,700	—	1,700

Balance, December 31, 2002	10,541	85,773	4,721	(12,951)	88,084

Issuance of 15,624 shares of common stock	465	—	—	—	465
Change related to ESOP shares	—	—	—	(1,913)	(1,913)
Net income	—	14,269	—	—	14,269
Income tax benefit related to stock based compensation	347	—	—	—	347
Cash dividends ($1.90 per share)	—	(2,853)	—	—	(2,853)
Other comprehensive income	—	—	(1,634)	—	(1,634)

Balance, December 31, 2003	11,353	97,189	3,087	(14,864)	96,765

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001
(Amounts In Thousands)

	2003	2002	2001

Cash Flows from Operating Activities
Net income	$14,269	$11,464	$10,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,242	2,316	2,212
Amortization	—	—	301
Provision for loan losses	424	2,449	924
Net losses on sale of investment securities	177	—	—
Compensation paid by issuance of common stock	90	75	121
Deferred income taxes	520	(1,096)	47
(Increase) decrease in accrued interest receivable	(25)	(21)	266
Amortization of bond discount	976	431	171
(Increase) decrease in other assets	8	(741)	(359)
Increase (decrease) in accrued interest and other liabilities	(1,460)	1,095	(49)
Loans originated for sale	(316,637)	(176,195)	(90,207)
Proceeds on sales of loans	325,839	176,877	87,063
Net gain on sales of loans	(4,278)	(1,991)	(1,165)

Net cash provided by operating activities	22,145	14,663	9,469

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	73,529	59,140	47,282
Held to maturity	3,639	3,819	3,668
Proceeds from sales of available for sale securities	11,658	—	—
Purchases of investment securities:
Available for sale	(110,949)	(84,943)	(76,327)
Held to maturity	(3,570)	—	—
Federal funds sold, net	19,281	(3,086)	(1,363)
Loans made to customers, net of collections	(94,645)	(99,305)	(52,434)
Purchases of property and equipment	(2,952)	(2,819)	(6,710)

Net cash used in investing activities	(104,009)	(127,194)	(85,884)

Cash Flows from Financing Activities
Net increase in deposits	66,446	82,303	67,312
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	9,128	(1,611)	5,848
Borrowings from FHLB	—	30,000	17,000
Payments on FHLB borrowings	(32)	(31)	(31)
Stock options exercised	375	52	44
Income tax benefits related to stock based compensation	347	47	43
Redemption of common stock	—	(30)	(8)
Dividends paid	(2,853)	(2,622)	(2,392)

Net cash provided by financing activities	73,411	108,108	87,816

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2003, 2002 and 2001
(Amounts In Thousands)

	2003	2002	2001

Increase (decrease) in cash and due from banks	$(8,453)	$(4,423)	$11,401

Cash and due from banks:
Beginning	32,647	37,070	25,669

Ending	$24,194	$32,647	$37,070

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$17,325	$22,843	$26,884
Interest paid on other obligations	9,479	8,847	8,504
Income taxes	7,817	5,245	4,974

Noncash financing activities:
Increase in maximum cash obligation related to
ESOP shares	$1,913	$757	$644

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Activities and Significant Accounting Policies

Nature of activities:  Hills Bancorporation (the “Company”) is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Cedar Rapids and Marion, Iowa.

The Bank competes with other financial institutions and nonfinancial institutions providing similar financial products.  Although the loan activity of the Bank is diversified with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans, the Bank’s credit is concentrated in real estate loans.

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and stock-based compensation expense involves certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2003 may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  There were no trading securities as of December 31, 2003 and 2002.

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

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Loans:  Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses.  Interest income is accrued on the unpaid balances as earned.

Loans held for sale are stated at the lower of aggregate cost or estimated fair value.  Loans are sold on a non-recourse basis with servicing released and gains and losses are recognized based on the difference between sales proceeds and the carrying value of the loan.

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

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payments of interest or principal when they become due.

Loan fees and origination costs are reflected in the consolidated statements of income as collected or incurred.  Compared to the net deferral method, this practice had no significant effect on income.

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

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

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

Goodwill:  Goodwill represents the excess of cost over the fair value of the net assets acquired, and FASB Statement No. 142 provides for the elimination of the amortization of goodwill and other intangibles that are determined to have an indefinite life, and requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life. Effective January 1, 2002, the Company discontinued the amortization of goodwill, but makes an annual assessment for possible impairment. The change in this accounting policy reduced goodwill amortization by $261,000 for the years ended December 31, 2003 and 2002 compared to the year ended December 31, 2001. The carrying amount of goodwill as of December 31, 2003 and 2002 totaled $2,500,000 net of accumulated amortization of $1,398,000 and is included in other assets.

The table below reconciles reported earnings for the year ended December 31, 2001 to “adjusted” earnings, which excludes goodwill amortization.

	(Amount in thousands, except per share amounts)

	Reported Earnings	Goodwill Amortization	Adjusted Earnings

Income before income tax expense	$14,757	$261	$15,018
Income tax expense	4,613	63	4,676

Net income	$10,144	$198	$10,342

Basic earnings per share	$6.78	$0.13	$6.91

Diluted earnings per share	$6.72	$0.13	$6.85

Stock awards and options:   Compensation expense for stock issued through the stock award plan is accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under this method, compensation is measured as the difference between the estimated fair value of the stock at the date of award less the amount required to be paid for the stock.  The difference, if any, is amortized straight line to expense over the vesting period of five years of service.  No stock-based employee compensation cost is reflected in net income because all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  Therefore, the options have no intrinsic value at the date of grant.  See Note 8 for a tabular presentation of the reconciliation between net income, basic earnings per share and diluted earnings per share as reported in the financial statements and as the information would have been reported (pro forma) if the Company has chosen to implement the fair value based method for all options.

Common stock held by ESOP:  The Company’s maximum cash obligation related to these shares is classified outside stockholders’ equity because the shares are not readily traded and could be put to the Company for cash.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

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

Following is a reconciliation of the denominator:

	Year Ended December 31,

	2003	2002	2001

Weighted average number of shares	1,511,317	1,499,269	1,497,064
Potential number of dilutive shares	3,709	12,106	12,432

Total shares to compute diluted earnings per share	1,515,026	1,511,375	1,509,496

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Off-balance sheet instruments:  Fair values for outstanding letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of the outstanding letters of credit is not believed to be significant. Unfunded loan commitments are not valued since the loans are generally priced at market at the time of funding.

Cash and due from banks and federal funds sold:  The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments approximate their fair values.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Activities and Significant Accounting Policies (Continued)

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

Accrued interest receivable:  The fair value of accrued interest receivable equals the amount receivable due to the current nature of the amounts receivable.

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

Long-term borrowings:  The fair values of the Bank’s long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest payable:  The carrying amount of accrued interest payable approximates its fair value.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Investment Securities

Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The Company had no securities designated as trading in its portfolio at December 31, 2003 or 2002.  The carrying amount of available-for-sale securities and their approximate fair values were as follows December 31 (in thousands):

The amortized cost and fair value of investment securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

December 31, 2003:
U. S. Treasury	$6,020	$118	$—	$6,138
U. S. Government agencies and corporations	150,155	2,635	(80)	152,710
State and political subdivisions	58,355	2,287	(60)	60,582

Total	$214,530	$5,040	$(140)	$219,430

December 31, 2002:
U. S. Treasury	$6,035	$330	—	$6,365
U. S. Government agencies and corporations	129,916	5,020	—	134,936
State and political subdivisions	54,362	2,159	(15)	56,506

Total	$190,313	$7,509	$(15)	$197,807

The amortized cost and estimated fair market value of available-for-sale securities classified according to their contractual maturities at December 31, 2003, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$37,212	$37,909
Due after one year through five years	157,806	161,510
Due after five years through ten years	19,079	19,566
Due over ten years	433	445

Total	$214,530	$219,430

As of December 31, 2003, investment securities with a carrying value of $41,932,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as required or permitted by law.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Investment Securities (Continued)

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

	2003	2002	2001

Sales proceeds	$11,658	$—	$—
Gross realized gains	—	—	—
Gross realized losses	(177)	—	—

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 (in thousands):

	Less than 12 months				12 months or more				Total

	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

Description
of Securities

U.S. Government agencies and corporations	5	$13,018	$(80)	0.61%	0	$—	$—	0.00%	5	$13,018	$(80)	0.61%

State and municipal bonds	31	6,093	(60)	0.98	0	—	—	0.00	31	6,093	(60)	0.98

Total temporarily impaired securities	36	$19,111	$(140)	0.73%	0	$—	$—	0.00%	36	$19,111	$(140)	0.73%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The nature of the investments with gross unrealized losses as of December 31, 2003 was as follows: U.S. government agency backed securities; (5 positions issued and guaranteed by FNMA, FHLB, or FHLMC); and state and municipal bonds (26 A1 or better rated, general obligation bonds).  Therefore, none of the impairments in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The cause of the impairments is due to changes in interest rates.

Investment Securities Held to Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

	(Amounts in Thousands)
December 31, 2003:
State and political subdivisions	$7,953	$127	$(16)	$8,064

December 31, 2002:
State and political subdivisions	$8,022	$281	$—	$8,303

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Investment Securities (Continued)

The amortization cost and estimated fair market value of securities held to maturity classified according to their contractual maturities at December 31, 2003, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$6,646	$6,688
Due after one year through five years	1,207	1,263
Due after five years through ten years	100	113

Total	$7,953	$8,064

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 (in thousands):

	Less than 12 months				12 months or more				Total

Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

State and municipal bonds	1	$3,554	$(16)	0.45%	0	$—	$—	0.00%	1	$3,554	$(16)	0.45%

Total temporarily impaired securities	1	$3,554	$(16)	0.45%	0	$—	$—	0.00%	1	$3,554	$(16)	0.45%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The nature of the investment with a gross unrealized loss as of December 31, 2003 was a local county capital note due June 1, 2004.  The impairment in the above table was not due to the deterioration in the credit quality of the issue that might result in the non-collection of contractual principal and interest.  The cause of the impairment is due to changes in interest rates.

Note 3. Loans

The composition of loans is as follows:

	December 31,

	2003	2002

	(Amounts In Thousands)

Agricultural	$38,153	$37,937
Commercial and financial	47,938	46,828
Real estate:
Construction	66,644	47,201
Mortgage	696,453	621,226
Loans to individuals	31,591	32,906

	880,779	786,098
Less allowance for loan losses	12,585	12,125

	$868,194	$773,973

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3. Loans (continued)

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,

	2003	2002	2001

	(Amounts In Thousands)

Balance, beginning	$12,125	$9,950	$10,428
Provision charged to expenses	424	2,449	924
Recoveries	1,680	1,514	1,139
Loans charged off	(1,644)	(1,788)	(2,541)

Balance, ending	$12,585	$12,125	$9,950

Information about impaired and nonaccrual loans as of and for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

	(Amounts In Thousands)

Loans receivable for which there is a related allowance for loan losses	$3,793	$4,588	$4,417
Loans receivable for which there is no related allowance for loan losses	14,384	11,673	6,871

Total impaired loans	$18,177	$16,261	$11,288

Related allowance for credit losses on impaired loans	$802	$547	$897
Average balance of impaired loans	17,883	12,739	11,200
Nonaccrual loans (included as impaired loans)	3,944	1,538	1,001
Loans past due ninety days or more and still accruing	2,296	2,516	2,921
Interest income recognized on impaired loans	1,202	962	962

Note 4. Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,

	2003	2002

	(Amounts In Thousands)

Land	$3,715	$3,715
Buildings and improvements	17,743	17,041
Furniture and equipment	20,706	18,456

	42,164	39,212
Less accumulated depreciation	19,954	17,712

Net	$22,210	$21,500

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 5. Interest-Bearing Deposits

A summary of these deposits is as follows:

	December 31,

	2003	2002

	(Amounts In Thousands)

NOW and other demand	$135,254	$98,415
Savings	223,763	201,890
Time, $100,000 and over	61,966	60,536
Other time	331,578	333,647

	$752,561	$694,488

Time deposits have a maturity as follows:

	December 31,

	2003	2002

	(Amounts in thousands)
Due in one year or less	$221,257	$174,595
Due after one year through two years	56,699	132,282
Due after two years through three years	47,309	17,726
Due after three years through four years	47,851	36,336
Due over four years	20,428	33,244

	$393,544	$394,183

Note 6. Short-Term Borrowings

The following table sets forth selected information for short-term borrowings securities sold under agreements to repurchase with an original maturity of less than one year as of December 31 (in thousands):

	2003	2002

Repurchase agreements with customers, renewable daily, interest payable monthly, secured by U.S. Government agencies (1)	$29,926	$20,798

(1)	The weighted average interest rate on short-term borrowings outstanding as of December 31, 2003 and 2002 was 1.00% and 1.52%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of government, government agency or other types of securities.  The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate.  The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers.  At December 31, 2003, $29.9 million of securities sold under repurchase agreements with an interest rate of 1.00%, maturing in 2004, were collateralized by U.S. Government agencies having an estimated fair value of $30.6 million and a amortized cost of $29.7 million.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 7. Federal Home Loan Bank Borrowings

As of December 31, 2003 and 2002, the borrowings were as follows:

	2003	2002

(Effective interest rates as of December 31, 2003)	(Amounts In Thousands)

Due 2005, 3.80%	$4,350	$4,350
Due 2006, 4.08%	22,750	22,750
Due 2007, 4.48%	20,000	20,000
Due 2008, 5.22% to 6.00%	40,474	40,506
Due 2009, 5.66% to 6.22%	40,000	40,000
Due 2010, 5.77% to 6.61%	40,000	40,000

	$167,574	$167,606

$120,000,000 of the borrowings is callable at various dates now through 2005.

The borrowings are collateralized by 1-4 family mortgage loans with an aggregate face amount of $201,089,000.  As of December 31, 2003, the Company held Federal Home Loan Bank stock with a cost of $8,774,000.

Note 8. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the “ESOP”) to which it makes discretionary cash contributions.  The Company’s contribution to the ESOP totaled $108,000, $93,000 and $79,000 for the years ended December 31, 2003, 2002 and 2000, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity to liabilities.  As of December 31, 2003 and 2002, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2003	2002

Shares held by the ESOP	147,172	147,172

Fair value per share	$101.00	$88.00

Maximum cash obligation	$14,864,000	$12,951,000

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8. Employee Benefit Plans (Continued)

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The profit-sharing contribution totaled $862,000, $741,000 and $636,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has a Stock Option and Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards.  Under the plan, the aggregate number of options and shares granted cannot exceed 66,000 shares. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant.  Options expire 10 years from the date of the grant.  Directors may exercise options immediately and officers’ rights under the plan vest over a five-year period from the date of the grant.  No compensation expense has been charged to expense using the intrinsic value based method as prescribed by APB No. 25.

The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Years Ended December 31,

	2003	2002	2001

Net income:
As reported	$14,269	$11,464	$10,144

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25)	(18)	(13)

Pro forma	$14,244	$11,446	$10,131

Basic earnings per share:
As reported	$9.44	$7.65	$6.79
Pro forma	$9.42	$7.64	$6.77

Diluted earnings per share:
As reported	$9.42	$7.58	$6.72
Pro forma	$9.40	$7.57	$6.71

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8. Employee Benefit Plans (Continued)

A summary of the stock options is as follows:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2000	20,462	$27.15
Granted	10,400	77.00
Exercised	(1,683)	26.17

Balance, December 31, 2001	29,179	$44.98
Granted	636	73.81
Exercised	(2,000)	26.17

Balance, December 31, 2002	27,815	$46.99
Granted	6,200	90.10
Exercised	(14,724)	25.47

Balance, December 31, 2003	19,291	$77.27

The weighted average fair value of options granted in 2003 and 2002 and 2001 was $16.20 per share, $20.13 per share, and $15.00 per share, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model.  Significant assumptions include:

	2003	2002	2001

Risk-free interest rate	4.57%	4.84%	4.40%
Expected option life	10 years	10 years	10 years
Expected volatility	6.69%	2.00%	10.77%
Expected dividends	2.16%	2.13%	2.20%

Other pertinent information related to the options outstanding at December 31, 2003 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$41.00	2,055	39 Months	2,055
77.00	10,400	89 Months	—
73.00	378	92 Months	—
75.00	258	96 Months	—
88.00	5,200	108 Months	—
101.00	1,000	120 Months	—

	19,291		2,055

As of December 31, 2003, 45,976 shares were available for stock options and awards.  The committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 900, 891 and 1,550 shares of common stock to a group of employees in 2003, 2002 and 2001, respectively.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2003, 2002 and 2001 was $61,000, $50,000 and $44,000, respectively.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9. Income Taxes

Income taxes for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	2003	2002	2001

	(Amounts In Thousands)

Current:
Federal	$5,465	$5,258	$3,819
State	1,013	960	747
Deferred:
Federal	453	(949)	41
State	67	(147)	6

	$6,998	$5,122	$4,613

Deferred income tax liabilities and assets arose from the following temporary differences:

	December 31,

	2003	2002

	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$4,694	$4,515
Deferred compensation	761	624
Certain accrued expenses	224	301
Other	56	150

Gross deferred tax assets	5,735	5,590

Deferred income tax liabilities:
Property and equipment	1,146	716
FHLB dividends	130	130
Unrealized gains on investment securities	1,813	2,773
Other	235	—

Gross deferred tax liabilities	3,324	3,619

Net deferred income tax asset	$2,411	$1,971

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9. Income Taxes (Continued)

The net change in the deferred income taxes for the years ended December 31, 2003, 2002 and 2001 is reflected in the financial statements as follows:

	Year Ended December 31,

	2003	2002	2001

	(Amounts In Thousands)

Consolidated statements of income	$520	$(1,096)	$47
Consolidated statements of stockholders’ equity	(960)	998	1,366

	$(440)	$(98)	$1,413

The income tax provisions for the years ended December 31, 2003, 2002 and 2001 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2003		2002		2001

	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income

	(Amounts In Thousands)

Expected provision	$7,443	35.0%	$5,805	35.0%	$5,165	35.0%
Tax-exempt interest	(875)	(4.1)	(875)	(5.3)	(745)	(5.0)
Interest expense limitation	110	0.5	128	0.8	143	1.0
State income taxes, net of federal income tax benefit	702	3.3	547	3.3	493	3.3
Income tax credits	(234)	(1.1)	(345)	(2.1)	(345)	(2.3)
Other	(148)	(0.7)	(138)	(0.8)	(98)	(0.7)

	$6,998	32.9%	$5,122	30.9%	$4,613	31.3%

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 10.	Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial results.  Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2003 and 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changes the institution’s category.

The actual amounts and capital ratios as of December 31, 2003 and 2002, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2003:
Company:
Total risk based capital	$116,035	14.56%	8.00%	10.00%
Tier 1 risk based capital	106,042	13.31	4.00	6.00
Leverage ratio	106,042	8.87	3.00	5.00
Bank:
Total risk based capital	112,641	14.15	8.00	10.00
Tier 1 risk based capital	102,661	12.90	4.00	6.00
Leverage ratio	102,661	8.60	3.00	5.00

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 10.	Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions (continued)

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2002:
Company:
Total risk based capital	$102,921	14.19%	8.00%	10.00%
Tier 1 risk based capital	93,814	12.93	4.00	6.00
Leverage ratio	93,814	8.64	3.00	5.00
Bank:
Total risk based capital	100,288	13.84	8.00	10.00
Tier 1 risk based capital	91,189	12.58	4.00	6.00
Leverage ratio	91,189	8.41	3.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8%, retained earnings of $10,820,000 as of December 31, 2003 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $2,092,000 and $1,405,000 as of December 31, 2003 and 2002, respectively.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 11. Related Party Transactions

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2003 and 2002:

	Year Ended December 31,

	2003	2002

	(Amounts In Thousands)

Balance, beginning	$27,813	$24,440
Advances	10,570	15,607
Collections	(5,929)	(12,234)

Balance, ending	$32,454	$27,813

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12. Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2003 and 2002 are as follows:

	2003		2002

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(Amounts In Thousands)

Cash and due from banks	$24,194	$24,194	$32,647	$32,647
Federal funds sold	13,233	13,233	32,514	32,514
Investment securities	236,157	236,268	214,211	214,492
Loans	870,154	923,274	780,857	839,398
Accrued interest receivable	7,303	7,303	7,278	7,278
Deposits	868,767	867,021	802,321	783,784
Federal funds purchased and securities sold under agreements to repurchase	29,926	29,926	20,798	20,798
Borrowings from Federal Home Loan Bank	167,574	168,718	167,606	169,085
Accrued interest payable	1,735	1,735	2,134	2,134

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$139,422	$—	$112,260	$—
Letters of credit	12,063	—	12,650	—

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 13. Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2003 and 2002
(Amounts In Thousands)

	2003	2002

ASSETS

Cash	$2,343	$1,856
Investment securities available for sale	507	514
Investment in subsidiary bank	108,248	98,410
Other assets	950	564

Total assets	$112,048	$101,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities	$419	$309

Redeemable common stock held by ESOP	14,864	12,951

Stockholders’ equity:
Capital stock	11,353	10,541
Retained earnings	97,189	85,773
Accumulated other comprehensive income	3,087	4,721

	111,629	101,035
Less maximum cash obligation related to ESOP shares	14,864	12,951

Total stockholders’ equity	96,765	88,084

Total liabilities and stockholders’ equity	$112,048	$101,344

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 13. Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002 and 2001
(Amounts In Thousands)

	2003	2002	2001

Interest on investment securities	$17	$25	$32
Dividends received from subsidiary	2,856	2,623	2,392
Other expenses	(112)	(80)	(112)

Income before income tax benefit and equity in subsidiary’s undistributed income	2,761	2,568	2,312
Income tax benefit	36	23	29

	2,797	2,591	2,341
Equity in subsidiary’s undistributed income	11,472	8,873	7,803

Net income	$14,269	$11,464	$10,144

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 13. Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001
(Amounts In Thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income	$14,269	$11,464	$10,144
Noncash items included in net income:
Undistributed income of subsidiary	(11,472)	(8,873)	(7,803)
(Increase) decrease in other assets	(379)	8	(43)
Increase (decrease) in liabilities	110	73	(13)

Net cash provided by operating activities	2,528	2,672	2,285

Cash flows from investing activities:
Proceeds from maturities of investment securities	—	250	250
Purchase of investment securities	—	(243)	(271)

Net cash provided (used in) by investing activities	—	7	(21)

Cash flows from financing activities:
Common stock issued	465	97	157
Income tax benefits related to stock based compensation	347	47	43
Dividends paid	(2,853)	(2,622)	(2,392)

Net cash (used in) financing activities	(2,041)	(2,478)	(2,192)

Increase in cash	487	201	72
Cash balance:
Beginning	1,856	1,655	1,583

Ending	$2,343	$1,856	$1,655

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank’s market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $21,801,000.  The concentrations of credit by type of loan are set forth in Note 3.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic conditions in Johnson County, Iowa.

Contingencies:  In the normal course of business, the Company and Bank are involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying financial statements.

Financial instruments with off-balance sheet risk:  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, credit card participations and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2003 and 2002 is as follows:

	2003	2002

	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$8,643	$6,923
Credit card participations	17,946	15,057
Commercial, real estate and home construction	72,860	51,272
Commercial lines	39,973	39,008
Outstanding letters of credit	12,063	12,650

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties.  Credit card participations are the unused portion of the holders’ credit limits.  Such amounts represent the maximum amount of additional unsecured borrowings.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2003 and 2002 no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 15. Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended

	March	June	September	December	Year

2003:
Interest income	$15,814	$15,926	$15,855	$15,786	$63,381
Interest expense	6,895	6,715	6,501	6,294	26,405

Net interest income	$8,919	$9,211	$9,354	$9,492	$36,976
Provision for loan losses	484	(35)	(326)	301	424
Other income	3,169	3,845	3,878	2,464	13,356
Other expense	6,565	6,927	7,046	8,103	28,641

Income before income taxes	$5,039	$6,164	$6,512	$3,552	$21,267
Income taxes	1,658	2,037	2,193	1,110	6,998

Net income	$3,381	$4,127	$4,319	$2,442	$14,269

Basic earnings per share	$2.25	$2.73	$2.85	$1.61	$9.44
Diluted earnings per share	2.24	2.72	2.85	1.61	9.42

2002:
Interest income	$15,521	$15,928	$16,510	$16,602	$64,561
Interest expense	7,990	7,879	7,948	7,416	31,141

Net interest income	$7,531	$8,049	$8,562	$9,186	$33,420
Provision for loan losses	236	251	244	1,718	2,449
Other income	2,397	2,205	2,504	3,124	10,230
Other expense	5,881	6,179	6,079	6,384	24,615

Income before income taxes	$3,811	$3,824	$4,743	$4,208	$16,586
Income taxes	1,188	1,151	1,507	1,276	5,122

Net income	$2,623	$2,673	$3,236	$2,932	$11,464

Basic earnings per share	$1.75	$1.78	$2.15	$1.97	$7.65
Diluted earnings per share	1.74	1.76	2.14	1.94	7.58

PART II

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On May 13, 2003, upon the recommendation and approval of its Audit Committee, the Company terminated its relationship with McGladrey & Pullen LLP (“McGladrey & Pullen”) as its independent auditor and appointed the firm of KPMG LLP (“KPMG”) to be the Company’s Auditor for the 2003 fiscal year.  There were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.  KPMG has not audited any of the Company’s financial statements for year-ends prior to December 31, 2002 and therefore is unable to express an opinion on any prior years’ financial information.

McGladrey & Pullen’s audit reports on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2002 and 2001 and the subsequent interim preceding the decision to change independent auditors, there were no disagreements with McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure which, if not resolved to McGladrey & Pullen’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports on the Company’s consolidated financial statements for such year, and there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.

In the years ended December 31, 2002 and 2001 and up to May 13,  2003, the date of KPMG’s engagement, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures, and as defined in Exchange Act Rule 15d-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company’s periodic SEC filings within the required time period.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 22, 2004 for the Annual Meeting of Stockholders on April 19, 2004.  Such information is incorporated herein by reference.

No current member of the Audit Committee is a financial expert.  The Company hopes to add a financial expert as a member of the Board of Directors and the Audit Committee in the near future.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

James G. Pratt
Treasurer
Hills Bancorporation
131 Main Street
Hills, Iowa 52235

Item 11. Executive Compensation

The information required by Item 11 of the Part III is presented under the item entitled “Executive Compensation and Benefits” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 19, 2004.  Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 19, 2004.  Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 of Part III is presented under the item entitled “Loans to and Certain Other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 19, 2004.  Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item is contained in the Registrant’s Proxy Statement dated March 22, 2004, under the heading “Independent Auditors – Change of Auditors in 2003,” which section is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Form 10-K Reference

(a)	1.	Financial Statements

		Independent auditor’s reports on the financial statements	45 - 46
		Consolidated balance sheets as of December 31, 2003 and 2002	47
		Consolidated statements of income for the years ended December 31, 2003, 2002, and 2001	48
		Consolidated statements of comprehensive income for the years ended December 31, 2003, 2002 and 2001	49
		Consolidated statements of stockholders’ equity for the years ended December 31, 2003, 2002 and 2001	50
		Consolidated statements of cash flows for the years ended December 31, 2003,2002 and 2001	51 - 52
		Notes to financial statements	53 - 77

	2.	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

	3.1	Articles of Incorporation filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	3.2	By-Laws filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	10.1	Material Contract (Employee Stock Ownership Plan) filed as Exhibit 10(a) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.2	Material Contract (1993 Stock Incentive Plan) filed as Exhibit 10(b) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.3	Material Contract (1995 Deferred Compensation Plans) filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.4	Material Contract (2000 Stock Option and Incentive Plan) filed as Exhibit 10(d) in Form 10-K for the year ended December 31, 2001 is incorporated by reference.

	11	Statement regarding Computation of Basic and Diluted Earnings Per Share on Page 83.

	16	Letter Regarding Change in Certifying Accountant on Page 84.

	21	Subsidiary of the Registrant is Attached on Page 85.

	23	Consents of Accountants is Attached on Pages 86 - 87.
KPMG LLP
McGladrey & Pullen LLP

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 88 - 91.

	32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 92.

(b)		Reports on Form 8-K:

The Registrant filed no reports on Form 8-K for the three months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date: March 9, 2004	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director and President

Date: March 9, 2004	By: /s/ James G. Pratt

James G. Pratt, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date: March 9, 2004	By: /s/ Willis M. Bywater

Willis M. Bywater, Director

Date: March 9, 2004	By: /s/ Thomas J. Gill

Thomas J. Gill, Director

Date: March 9, 2004	By: /s/ Donald H. Gringer

Donald H. Gringer, Director

Date: March 9, 2004	By: /s/ Michael E. Hodge

Michael E. Hodge, Director

Date: March 9, 2004	By: /s/ Richard W. Oberman

Richard W. Oberman, Director

Date: March 9, 2004	By: /s/ Theodore H. Pacha

Theodore H. Pacha, Director

Date: March 9, 2004	By: /s/ Ann M. Rhodes

Ann M. Rhodes, Director

Date: March 9, 2004	By: /s/ Ronald E. Stutsman

Ronald E. Stutsman, Director

Date: March 9, 2004	By: /s/ Sheldon E. Yoder

Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2003

Exhibit Number	Description	Page Number In The Sequential Numbering System For 2003 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share	83 of 92

16	Letter Regarding Change in Certifying Accountant	84 of 92

21	Subsidiary of the Registrant	85 of 92

23	Consent of Independent Certified Public Accountants

	KPMG LLP	86 of 92
	McGladrey & Pullen LLP	87 of 92

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	88 - 91 of 92

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	92 of 92