Form 10-Q
period 2004-03-31
HILLS BANCORPORATION
filed 2004-05-07
CIK 732417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                         Commission file number: 0-12668

                              Hills Bancorporation

Incorporated in Iowa                             I.R.S. Employer Identification
                                                                dNo. 42-1208067

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

                                |X| Yes   |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       SHARES OUTSTANDING
          CLASS                                        At April 30, 2004
          -----                                        -----------------

Common Stock, no par value                                  4,550,256

                              HILLS BANCORPORATION
                               Index to Form 10-Q

                                     Part I
                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------

Item 1. Financial Statements

        Consolidated balance sheets, March 31, 2004 (unaudited)
            and December 31, 2003.                                             3
        Consolidated statements of income, (unaudited) for three
            months ended March 31, 2004 and 2003.                              4
        Consolidated statements of comprehensive income, (unaudited) for
            three ended March 31, 2004 and 2003.                               5
        Consolidated statements of stockholders' equity, (unaudited)
            for three months ended March 31, 2004 and 2003.                    6
        Consolidated statements of cash flows (unaudited) for three
            months ended March 31, 2004 and 2003.                            7-8
        Notes to consolidated financial statements                          9-10

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk            18

Item 4. Controls and Procedures                                               19

                                     Part II
                                OTHER INFORMATION

Item 1. Legal proceedings                                                     20

Item 2. Changes in securities and use of proceeds                             20

Item 3. Defaults upon senior securities                                       20

Item 4. Submission of matters to vote of security holders                     20

Item 5. Other information                                                  20-21

Item 6. Exhibits and reports on Form 8-K                                      22

Signatures                                                                    23

Exhibits Index                                                                24

                              HILLS BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts In Thousands, Except Shares)

                                                                                    March 31, 2004
ASSETS                                                                                (Unaudited)     December 31, 2003*
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                               $   21,508           $   24,194
Investment securities:
  Available for sale (amortized cost March 31, 2004 $211,107 ;
    December 31, 2003 $214,530)                                                          216,773              219,430
  Held to maturity (fair value March 31, 2004 $7,744 ; December 31, 2003 $8,064)           7,654                7,953
Stock of Federal Home Loan Bank                                                            8,774                8,774
Federal funds sold                                                                           100               13,233
Loans held for sale                                                                        8,476                1,960
Loans, net                                                                               898,031              868,194
Property and equipment, net                                                               22,229               22,210
Tax credit real estate                                                                     8,178                2,282
Accrued interest receivable                                                                7,246                7,303
Deferred income taxes                                                                      2,127                2,411
Goodwill                                                                                   2,500                2,500
Other assets                                                                               2,747                3,077
                                                                                      ----------------------------------
                                                                                      $1,206,343           $1,183,521
                                                                                      ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------

Liabilities
  Noninterest-bearing deposits                                                        $  116,372           $  116,206
  Interest-bearing deposits                                                              775,762              752,446
                                                                                      ----------------------------------
       Total deposits                                                                 $  892,134           $  868,652
  Federal funds purchased and securities sold under agreements to repurchase              27,257               29,926
  Federal Home Loan Bank borrowings ("FHLB")                                             167,574              167,574
  Accrued interest payable                                                                 1,561                1,735
  Other liabilities                                                                        5,521                4,005
                                                                                      ----------------------------------
                                                                                      $1,094,047           $1,071,892
                                                                                      ----------------------------------

REDEEMABLE COMMON STOCK HELD BY EMPLOYEE STOCK
  OWNERSHIP PLAN (ESOP)                                                               $   15,306           $   14,864
                                                                                      ----------------------------------

STOCKHOLDERS' EQUITY**
  Capital stock, no par value; authorized 10,000,000 shares;
    issued March 31, 2004 1,516,752 shares; December 31, 2003 1,516,678 shares        $   11,360           $   11,353
  Retained earnings                                                                       97,366               97,189
  Accumulated other comprehensive income                                                   3,570                3,087
                                                                                      ----------------------------------
                                                                                      $  112,296           $  111,629
  Less maximum cash obligation related to ESOP shares                                     15,306               14,864
                                                                                      ----------------------------------
                                                                                      $   96,990           $   96,765
                                                                                      ----------------------------------
                                                                                      $1,206,343           $1,183,521
                                                                                      ==================================

 *    Derived from audited financial statements.

**    See Part II - Item 5 (a) for details of a stock split effective April 19,
      2004.

See Notes to Consolidated Financial Statements.

                              HILLS BANCORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Amounts In Thousands, Except Per Share Amounts)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       2004             2003
---------------------------------------------------------------------------------------------------------------
Interest income:
Loans, including fees                                                              $    13,475      $    13,431
   Investment securities:
      Taxable                                                                            1,423            1,680
      Nontaxable                                                                           602              602
   Federal funds sold                                                                       15              101
                                                                                   ----------------------------
         Total interest income                                                     $    15,515      $    15,814
                                                                                   ----------------------------
Interest expense:
   Deposits                                                                        $     3,530      $     4,560
   Federal funds purchased and securities sold under agreements to repurchase               74               93
   FHLB borrowings                                                                       2,266            2,242
                                                                                   ----------------------------
         Total interest expense                                                    $     5,870      $     6,895
                                                                                   ----------------------------
         Net interest income                                                       $     9,645      $     8,919
Provision for loan losses                                                                  354              484
                                                                                   ----------------------------
         Net interest income after provision for loan losses                       $     9,291      $     8,435
                                                                                   ----------------------------
Other income:
   Net gain on sale of loans                                                       $       351      $       865
   Trust fees                                                                              710              619
   Deposit account charges and fees                                                        886              873
   Other fees and charges                                                                1,102              898
                                                                                   ----------------------------
                                                                                   $     3,049      $     3,255
                                                                                   ----------------------------
Other expenses:
   Salaries and employee benefits                                                  $     4,064      $     3,680
   Occupancy                                                                               502              456
   Furniture and equipment                                                                 806              734
   Office supplies and postage                                                             271              326
   Advertising and business development                                                    414              276
   Other                                                                                 1,421            1,179
                                                                                   ----------------------------
                                                                                   $     7,478      $     6,651
                                                                                   ----------------------------
      Income before income taxes                                                   $     4,862      $     5,039
Federal and state income taxes                                                           1,500            1,658
                                                                                   ----------------------------
      Net income                                                                   $     3,362      $     3,381
                                                                                   ============================

Earnings per share:
   Basic                                                                           $      2.22      $      2.25
   Diluted                                                                                2.21             2.23

See Notes to Consolidated Financial Statements.

                              HILLS BANCORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                             (Amounts In Thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        2004           2003
-----------------------------------------------------------------------------------------------
Net income                                                           $    3,362      $    3,381

Other comprehensive income,
   Unrealized holding gains (losses) arising during the period,
   net of income taxes, 2004 $283; 2003 $(204)                              483            (347)
                                                                     --------------------------

Comprehensive income                                                 $    3,845      $    3,034
                                                                     ==========================

See Notes to Consolidated Financial Statements.

                              HILLS BANCORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                  (Amounts In Thousands, Except Share Amounts)

                                                                                             Maximum
                                                                                              Cash
                                                                        Accumulated        Obligation
                                                                           Other             Related
                                         Capital        Retained       Comprehensive         To ESOP
                                          Stock         Earnings       Income (Loss)         Shares          Total
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002              $  10,541      $  85,773         $   4,721         $ (12,951)      $  88,084
  Change related to ESOP shares                --             --                --              (658)           (658)
  Net income                                   --          3,381                --                --           3,381
  Cash dividends ($1.90 per share)             --         (2,853)               --                --          (2,853)
  Other comprehensive income                   --             --              (347)               --            (347)
                                        ----------------------------------------------------------------------------
Balance, March 31, 2003                 $  10,541      $  86,301         $   4,374         $ (13,609)      $  87,607
                                        ============================================================================

Balance, December 31, 2003              $  11,353      $  97,189         $   3,087         $ (14,864)      $  96,765
  Issuance of 74 shares of
    common stock                                7             --                --                --               7
  Change related to ESOP shares                --             --                --              (442)           (442)
  Net income                                   --          3,362                --                --           3,362
  Cash dividends ($2.10 per share)             --         (3,185)               --                --          (3,185)
  Other comprehensive income                   --             --               483                --             483
                                        ----------------------------------------------------------------------------
Balance, March 31, 2004                 $  11,360      $  97,366         $   3,570         $ (15,306)      $  96,990
                                        ============================================================================

See Notes to Consolidated Financial Statements.

                              HILLS BANCORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts In Thousands)

                                                                     Three Months Ended
                                                                           March 31,
                                                                   2004              2003
-------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                     $  3,362          $  3,381
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                      619               565
    Provision for loan losses                                         354               484
    Compensation paid by issuance of common stock                       7                --
    Deferred income taxes                                              --               124
    Decrease in accrued interest receivable                            57               202
    Amortization of bond discount                                     334               166
    Decrease in other assets                                          330               377
    Increase in accrued interest and other liabilities              1,342             1,427
    Loans originated for sale                                     (39,613)          (73,028)
    Proceeds on sales of loans                                     33,448            63,383
    Net gain on sales of loans                                       (351)             (865)
                                                                 --------------------------
        Net cash using in operating activities                   $   (111)         $ (3,784)
                                                                 --------------------------

Cash Flows from Investing Activities
  Proceeds from maturities of investment securities:
    Available for sale                                           $ 23,394          $ 16,500
    Held to maturity                                                  299               675
  Purchases of investment securities available for sale           (20,305)          (12,569)
  Federal funds sold, net                                          13,133           (21,730)
  Loans made to customers, net of collections                     (30,191)          (25,250)
  Purchases of property and equipment                                (638)           (1,128)
  Investment in tax credit real estate                             (5,896)               --
                                                                 --------------------------
        Net cash used in investing activities                    $(20,204)         $(43,502)
                                                                 --------------------------

Cash Flows from Financing Activities
  Net increase in deposits                                       $ 23,483          $ 41,566
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                 (2,669)            7,029
  Dividends paid                                                   (3,185)           (2,853)
                                                                 --------------------------
        Net cash provided by financing activities                $ 17,629          $ 45,742
                                                                 --------------------------

(Continued)

                              HILLS BANCORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Continued
                             (Amounts In Thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                              2004             2003
-------------------------------------------------------------------------------------
Increase (decrease) in cash and due from banks             $ (2,686)         $ (1,544)

Cash and due from banks:
  Beginning                                                  24,194            32,647
                                                           --------------------------
  Ending                                                   $ 21,508          $ 31,103
                                                           ==========================

Supplemental Disclosures
  Cash payments for:
    Interest paid to depositors                            $  3,704          $  4,712
    Interest paid on other obligations                        2,340             2,335
    Income taxes                                                 14               725

  Noncash financing activities:
    Increase in maximum cash obligation related to
      ESOP shares                                          $    442          $    658

See Notes to Consolidated Financial Statements.

                              HILLS BANCORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.     Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. These financial statements include all adjustments (consisting of normal recurring accruals) which in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts may be reclassified to conform to the current year presentation.

            Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the "Company") for the year ended December 31, 2003 filed with the Securities Exchange Commission on March 11, 2004.

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

            The computation of basic and diluted earnings per share for the periods presented is as follows:

                                                                                  Three months ended
                                                                              2004                 2003
                                                                          ------------         ------------
 Common shares outstanding at the beginning of the year                       1,516,678            1,501,054
 Weighted average number of net shares issued (redemption)                           37                    0
                                                                           ------------         ------------
       Weighted average shares outstanding (basic)                            1,516,715            1,501,054
 Weighted average of potential dilutive shares
   attributable to stock options granted, computed under
   the treasury stock method                                                      4,641               13,408
                                                                           ------------         ------------
       Weighted average number of shares (diluted)                            1,521,356            1,514,462
                                                                           ============         ============

Net income (In Thousands)                                                 $      3,362         $      3,381
                                                                          ============         ============

Earnings per share:
  Basic                                                                   $       2.22         $       2.25
                                                                          ============         ============
  Diluted                                                                 $       2.21         $       2.23
                                                                          ============         ============

                              HILLS BANCORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Note 3.     Recent Accounting Pronouncement

In December, 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN 46 applies to a public entity that is not a small business issuer no later than the end of the first reporting period that ends after March 15, 2004. The impact of adopting FIN 46 on the Company's financial condition and results of operations was not material.

                              HILLS BANCORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

The following is management's discussion and analysis of the financial condition of Hills Bancorporation and subsidiary ("Hills Bancorporation" or the "Company") at March 31, 2004, (unaudited) when compared with December 31, 2003 and the results of operations for the three months ended March 31, 2004 compared to the same period in 2003.

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

                              HILLS BANCORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

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

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan Losses". Although management believes the levels of the allowance as of March 31, 2004 and December 31, 2003 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

                              HILLS BANCORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

Financial condition at March 31, 2004 compared to December 31, 2003.

Assets and Liabilities Review

Total assets grew to $1.206 billion at March 31, 2004, compared to total assets of $1.184 billion at December 31, 2003. The asset growth of $22.8 million includes an increase in net loans of $29.8 million. Loans held for sale to the secondary market increased $6.5 million to $8.5 million at March 31, 2004. The change is due to the volume of secondary market loans increasing in the last six weeks of the quarter compared to the quarter ended December 31, 2003. The volume change is due to a drop in rates in the first quarter of 2004 compared to the quarter ended December 31, 2003. Other significant changes in assets on the balance sheet for the two periods presented include a reduction in federal funds sold of $13.1 million, an increase in the investment in tax credit real estate of $5.9 million and a reduction of cash and investment securities of $5.6 million. The liabilities of the Company increased a net $22.2 million as of March 31, 2004. This increase in net liabilities was primarily the result of a net increase in deposits and short-term borrowings of $20.8 million.

The table below sets forth the composition of the loan portfolio as of March 31, 2004 and December 31, 2003

(in thousands):

                                                   March 31, 2004             December 31, 2003
                                                 Amount      Percent       Amount         Percent
                                               ---------------------     ------------------------
        Agricultural                           $  38,881        4.27%    $   38,153          4.33%
        Commercial and financial                  50,820        5.58         47,938          5.44
        Real estate:
          Construction                            63,240        6.94         66,644          7.57
          Mortgage                               724,705       79.55        696,453         79.07
        Loans to indivuals                        33,365        3.66         31,591          3.59
                                               ---------      ------     ----------        ------
                                               $ 911,011      100.00%    $  880,779        100.00%
                                               =========      ======     ==========        ======
        Less allowance for loan losses           (12,980)                   (12,585)
                                               ---------                 ----------
        Loans, net                             $ 898,031                 $  868,194
                                               =========                 ==========

Changes in the allowance for loan losses were as follows:

                                                               Three months ended
                                                                     March 31,
                                                              2004              2003
                                                            --------          --------
                                                               (Amounts in thousands)
                 Balance, beginning                         $ 12,585          $ 12,125
                   Provision charged to expense                  354               484
                   Recoveries                                    269               342
                   Loans charged off                            (228)             (421)
                                                            --------          --------
                 Balance, ending                            $ 12,980          $ 12,530
                                                            ========          ========

                              HILLS BANCORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at March 31, 2004 and December 31, 2003, was as follows:

                                                               March 31, 2004       December 31, 2003
                                                                     2004                  2003
                                                               --------------       -----------------
                                                                        (Amounts in thousands)
Impaired loans, non-accrual                                        $  3,670              $  3,944

Loans past due ninety days or more and still accruing                 2,087                 2,296

Restructured loans                                                       --                    --

Interest rates remained relatively stable during the first quarter of 2004. As a result of stable interest rates, the growth of the loan portfolio continued as the overall economy in the Company's primary trade area in Johnson and Linn County remained positive. The increase in deposits for the first three months of 2004 reflects the continued marketing of deposits in this local economy and steady deposit increase at the twelve banking locations.

Dividends and Equity

In January 2004, Hills Bancorporation paid a dividend of $3,185,000 or $2.10 per share, a 10.53% increase from the $1.90 paid in January 2003. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders' equity as of March 31, 2004 totaled $96,990,000. Under risk-based capital rules, the total risk based capital is 14.13% of risk-adjusted assets, and is substantially in excess of required minimums.

                              HILLS BANCORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

Results of operations for the three months ended March 31, 2004 and 2003.

Net income decreased for the quarter ended March 31, 2004 compared to March 31, 2003 by $19,000. Net interest income increased $726,000 in 2004 compared to 2003. Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The volume of average earning assets continues to have significant increases. In comparing the earning assets as of March 31, 2004 to March 31, 2003, the increase is $76 million. Net loan growth accounts for a $90 million increase while federal funds and investments have decreased $14 million. The net interest margin continues to remain steady at 3.53% for the first quarter of 2004 compared to 3.51% for the same quarter in 2003. The measure is shown on a tax-equivalent basis using a rate of 34% to make the interest earned on taxable and non-taxable assets more comparable. The provision for loan losses was $354,000 and $484,000 for the three months ended March 31, 2004 and 2003, respectively. The Company experienced net recoveries in the first quarter of 2004 of $41,000 compared to net charge-offs of $79,000 in the first quarter of 2003. The provision adjustment computed on a quarterly basis is a result of management's determination of the quality of the loan portfolio and the adequacy of the allowance for loan losses. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of impaired loans which are all non-accrual and loans past due ninety days or more. In addition, management considers the credit quality of the loan portfolio based on review of problem and watch loans, including loans with historically higher credit risks (primarily agricultural loans).

The allowance for loan losses totaled $12,980,000 at March 31, 2004 compared to $12,530,000 at March 31, 2003. The percentage of the allowance to outstanding loans was 1.42% and 1.54% at March 31, 2004 and 2003, respectively. The allowance was based on management's consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in net loans outstanding. The methodology used in 2004 is consistent with the prior year.

Net gain on sale of loans for the quarter ended March 31, 2004 were $351,000 compared to $865,000 for the same period ended March 31, 2003. The decrease was expected as net gain on sale of secondary market loans dropped significantly from the levels experienced in the first three quarters of 2003. The decrease in the volume of loans is due to the fact that many consumers had taken advantage of lower rates in 2003 to refinance loans and rates remain similar to rates that existed during the summer of 2003, resulting in additional refinancing activity.

Trust fees increased $91,000 or 14.71% in the first quarter of 2004 compared to 2003 and is due to the increase in total assets under management. Since approximately 51% of the trust assets are held in common stocks the asset growth has been fueled by the increase in the stock market the last twelve months. For example, the Dow Jones Industrial Average is up just over 25% in the twelve months ended March 31, 2004. Other fees and charges increased for the two quarters shown from $898,000 in 2003 to $1,102,000 in 2004 or $204,000.
Approximately $60,000 of the increased revenue is in ATM service fees and credit card merchant fees. In addition, rental revenue from a new tax credit real estate property added in January, 2004 was $81,000 higher in 2004 than in 2003.

                              HILLS BANCORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

Total other expenses were $7,478,000 and $6,651,000 for the three months ended March 31, 2004 and 2003, respectively. The increase of $827,000 included salaries and employee benefits which were $384,000 higher. The increase in direct salaries was $291,000 or 10.47%. The increase is due to salary adjustments for 2004 and full-time equivalents increasing. Increased employment resulted in part from the need to staff the Marion office that opened in February of 2003. Medical expenses on the Company's self-funding plan increased by $69,000 for the quarter from one year ago and are a result of higher medical costs and more employees in the plan.

Other expenses were $1,421,000 for the quarter ended March 31, 2004 compared to $1,179,000 for the three months ended March 31, 2003. The increase of $242,000 included a $138,000 increase in the advertising and business development expenses primarily costs associated with the 2004, 100th Anniversary celebration of the registrant's.

Merchant card processing charges were $37,000 higher in 2004 than 2003 and were related to the increased volume of activity. Also, expenses for the rental of the tax credit real estate increased from $66,000 in the three months ended March 31, 2003 to $163,000 for the same period in 2004. The increase is due to a new property added in January of 2004.

Income tax expense was $1,500,000 and $1,658,000 for the three months ended March 31, 2004 and 2003, respectively. The corresponding percentage of income taxes compared to income before income taxes is 30.85% in 2004 and 32.90% in 2003. The percentage in 2004 is lower due to higher income tax credits available from the tax credit real estate investments. The credits were $132,000 and $59,000 for the quarters ended March 31, 2004 and 2003, respectively.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Federal funds sold and investment securities available for sale comprised 17.98% of the Company's total assets at March 31, 2004, compared to 19.66% at December 31, 2003.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in liquidity. As of March 31, 2004, the Company had borrowed $167.6 million from the FHLB of Des Moines. The amount of advances from the FHLB of Des Moines is unchanged from March 31, 2003. These advances were used as a means of providing both long and short-term, fixed-rated funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $141 million at March 31, 2004.

                              HILLS BANCORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and two lines of credit with two banks totaling $102 million. Those two lines of credit require the pledging of investment securities when drawn upon.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2004.

                              HILLS BANCORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of the Company's assets, liabilities and off-balance sheet contracts. The Company's objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk, some of which are described below. Exposure to market risk is reviewed on a regular basis by the asset/liability committee at the bank. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to date in 2004, changed significantly when compared to 2003.

Asset/Liability Management

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

                              HILLS BANCORPORATION

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures, and as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company's periodic SEC filings within the required time period. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              HILLS BANCORPORATION
                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There is no material pending legal proceedings.

Item 2.     Changes in Securities

            There were no changes in securities.

Item 3.     Defaults upon Senior Securities

            Hills Bancorporation has no senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

Item 5.     Other Information

            (a) Effective with a record date of April 19, 2004, Hills Bancorporation approved a three for one stock split on April 13, 2004. On April 26, 2004, each shareholder of Hills Bancorporation was mailed two additional shares of stock for each share owned on the record date. This transaction increased the shares outstanding from 1,516,752 at March 31, 2004 to 4,550,256 shares.

            (b) The Company does not have a standing nominating committee of the Board of Directors or a committee performing similar functions. Historically, changes in the membership of the Company's Board of Directors have been relatively infrequent. In the view of the Board of Directors the amount of nominating activity does not justify the establishment of such a committee. The Board of Directors has directly performed and expects that it will continue to be capable of directly performing all nominating functions. Therefore, the Board of Directors has concluded that such a committee is not needed. In connection with its performance of such nominating functions, the Board of Directors does not have a charter.

                  All directors would participate in the consideration of director nominees. Each of the directors, with the exception of Mr. Seegmiller, is independent as defined under the rules of the NASDAQ Stock Market. If one or more positions on the Board of Directors were to become vacant for any reason, the vacancy would be filled by the Board of Directors and all directors would participate in the selection of a person to fill each such vacancy.

                  The Board will utilize a variety of methods for identifying and evaluating candidates for director. The size of the Board is established by the Company's bylaws. The Board will regularly assess whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates for director. Candidates may come to the attention of the committee through current Board members, shareholders, or other persons. The Board has never paid fees to any third party to identify, evaluate, or to assist in identifying or evaluating, potential nominees, and it does not now anticipate that it will be necessary to do so in the future.

                              HILLS BANCORPORATION
                    PART II - OTHER INFORMATION (continued)

            (b)   (continued)

                  The Board is not obligated to nominate any candidate for election. Candidates will be evaluated at meetings of the Board. In evaluating possible candidates for membership on the Board of Directors, the Board will seek to achieve a balance of knowledge, experience, and capability on the Board and to address the following qualifications. Members of the Board should have the highest professional and personal ethics and values and excellent personal and professional reputations and must satisfy all regulatory requirements to serve as directors. They should have broad experience at the policy-making level in business, government, education, technology, or public interest. They should be committed to furthering the long-term as well as short-term interest of the Company and its shareholders, and in doing so they should be willing to consider the effect of any action on the Company's shareholders, employees, suppliers, creditors, and customers and on the communities in which the Company and its subsidiary operate. They should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all directors' duties. The Board of Directors reserves the right to modify these qualifications from time to time.

                  In general, advance notice of the shareholder's intention to nominate such candidate for election to the Board must be given to the Company's Treasurer. In order to be considered for nomination by the Board of Directors in connection with the Annual Meeting of Shareholders to be held in 2005, such advance notice of nominations must be received by the Company no later than November 20, 2004. A shareholder's advance notice of nomination should set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director, if elected); and (ii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made, (A) the name and address of such shareholder, as they appear on the Company's books, and of such beneficial owner, (B) the number of shares of Common Stock that are owned (beneficially or of record) by such shareholder and such beneficial owner, (C) a description of all arrangements or understandings between such shareholder and such beneficial owner and any other person or persons (including their names) in connection with the nomination, and (D) a representation that such shareholder or its agent or designee intends to appear in person or by proxy at the annual meeting to place such candidate in nomination for election as a director.

                              HILLS BANCORPORATION
                     PART II - OTHER INFORMATION (continued)

Item 6.     Exhibits and Reports on Form 8-K

            Exhibits

31          Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32          Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

            Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter ended March 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HILLS BANCORPORATION


Date  May 7, 2004                         By  /s/ Dwight O. Seegmiller
     ------------                            -----------------------------------
                                             Dwight O. Seegmiller, President and
                                             Chief Executive Officer


Date  May 7, 2004                         By /s/ James G. Pratt
     ------------                            -----------------------------------
                                             James G. Pratt, Treasurer and
                                             Chief Financial Officer

                              HILLS BANCORPORATION
                      QUARTERLY REPORT OF FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2004

                                                                                         Page Number
                                                                                      In The Sequential
  Exhibit                                                                              Numbering System
  Number                                       Description                         March 31, 2004 Form 10-Q
------------------------------------------------------------------------------------------------------------
    31      Certifications under Section 302 of the Sarbanes-Oxley Act of 2002           25-26 of 27

    32      Certifications under Section 906 of the Sarbanes-Oxley Act of 2002              27 of 27