Form 10-Q
period 2004-06-30
HILLS BANCORPORATION
filed 2004-08-06
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
|X| Yes |_| No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At July 31, 2004

Common Stock, no par value	4,550,256

HILLS BANCORPORATION
Index to Form 10-Q

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

	June 30, 2004 (Unaudited)	December 31, 2003*

ASSETS
Cash and due from banks	$25,198	$24,194
Investment securities:
Available for sale (amortized cost June 30, 2004 $205,752 ; December 31, 2003 $214,530)	206,694	219,430
Held to maturity (fair value June 30, 2004 $6,428 ; December 31, 2003 $8,064)	6,410	7,953
Stock of Federal Home Loan Bank	8,877	8,774
Federal funds sold	—	13,233
Loans held for sale	2,448	1,960
Loans, net	936,422	868,194
Property and equipment, net	22,259	22,210
Tax credit real estate	8,108	2,282
Accrued interest receivable	7,152	7,303
Deferred income taxes	4,185	2,411
Goodwill	2,500	2,500
Other assets	3,691	3,077

	$1,233,944	$1,183,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$130,007	$116,206
Interest-bearing deposits	753,518	752,446

Total deposits	$883,525	$868,652
Federal funds purchased and securities sold under agreements to repurchase	62,660	29,926
Federal Home Loan Bank borrowings ("FHLB")	167,574	167,574
Accrued interest payable	1,444	1,735
Other liabilities	5,626	4,005

	$1,120,829	$1,071,892

REDEEMABLE COMMON STOCK HELD BY EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)	$15,453	$14,864

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued June 30, 2004 4,550,256 shares; December 31, 2003 4,550,034 shares	$11,360	$11,353
Retained earnings	101,161	97,189
Accumulated other comprehensive income	594	3,087

	$113,115	$111,629
Less maximum cash obligation related to ESOP shares	15,453	14,864

	$97,662	$96,765

	$1,233,944	$1,183,521

     * Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Interest income:
Loans, including fees	$13,996	$13,662	$27,471	$27,093
Investment securities:
Taxable	1,353	1,545	2,776	3,225
Nontaxable	616	603	1,218	1,205
Federal funds sold	6	116	21	217

Total interest income	$15,971	$15,926	$31,486	$31,740

Interest expense:
Deposits	$3,368	$4,332	$6,898	$8,892
Federal funds purchased and securities sold under agreements to repurchase	117	117	191	210
FHLB borrowings	2,266	2,266	4,532	4,508

Total interest expense	$5,751	$6,715	$11,621	$13,610

Net interest income	$10,220	$9,211	$19,865	$18,130
Provision for loan losses	161	(35)	515	449

Net interest income after provision for loan losses	$10,059	$9,246	$19,350	$17,681

Other income:
Net gain on sale of loans	$616	$1,587	$967	$2,452
Trust fees	631	559	1,341	1,178
Deposit account charges and fees	910	922	1,796	1,795
Other fees and charges	1,101	901	2,203	1,799

	$3,258	$3,969	$6,307	$7,224

Other expenses:
Salaries and employee benefits	$4,207	$3,832	$8,271	$7,512
Occupancy	506	464	1,008	920
Furniture and equipment	778	750	1,584	1,484
Office supplies and postage	305	258	576	584
Advertising and business development	373	394	787	670
Other	1,587	1,353	3,008	2,532

	$7,756	$7,051	$15,234	$13,702

Income before income taxes	$5,561	$6,164	$10,423	$11,203
Federal and state income taxes	1,766	2,037	3,266	3,695

Net income	$3,795	$4,127	$7,157	$7,508

Earnings per share:
Basic	$0.83	$0.91	$1.57	$1.66
Diluted	0.83	0.91	1.57	1.65

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income	$3,795	$4,127	$7,157	$7,508

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	$(4,724)	$1,221	$(3,958)	$670
Income tax effect of unrealized gains (losses)	1,748	(453)	1,465	(249)

Total other comprehensive income (loss)	$(2,976)	$768	$(2,493)	$421

Comprehensive income	$819	$4,895	$4,664	$7,929

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2003	$11,353	$97,189	$3,087	$(14,864)	$96,765
Issuance of 74 shares of common stock	7	—	—	—	7
Change related to ESOP shares	—	—	—	(589)	(589)
Net income	—	7,157	—	—	7,157
Cash dividends ($2.10 per share)	—	(3,185)	—	—	(3,185)
Other comprehensive income (loss)	—	—	(2,493)	—	(2,493)

Balance, June 30, 2004	$11,360	$101,161	$594	$(15,453)	$97,662

Balance, December 31, 2002	$10,541	$85,773	$4,721	$(12,951)	$88,084
Issuance of 14,724 shares of common stock	375	—	—	—	375
Change related to ESOP shares	—	—	—	(1,325)	(1,325)
Net income	—	7,508	—	—	7,508
Income tax benefit related to stock based compensation	336	—	—	—	336
Cash dividends ($1.90 per share)	—	(2,853)	—	—	(2,853)
Other comprehensive income	—	—	421	—	421

Balance, June 30, 2003	$11,252	$90,428	$5,142	$(14,276)	$92,546

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Six Months Ended June 30,

	2004	2003

Cash Flows from Operating Activities
Net income	$7,157	$7,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,238	1,130
Provision for loan losses	515	449
Compensation paid by issuance of common stock	7	—
Deferred income taxes	(309)	521
Decrease in accrued interest receivable	151	210
Amortization of bond discount	659	374
Increase in other assets	(614)	(506)
Increase (decrease) in accrued interest and other liabilities	1,330	(180)
Loans originated for sale	(89,021)	(185,525)
Proceeds on sales of loans	89,500	182,412
Net gain on sales of loans	(967)	(2,452)

Net cash provided by operating activities	$9,646	$3,941

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	$46,142	$42,910
Held to maturity	5,488	3,090
Purchases of investment securities:
Available for sale	(38,126)	(51,849)
Held to maturity	(3,945)	(3,570)
Federal funds sold, net	13,233	9,141
Loans made to customers, net of collections	(68,743)	(54,072)
Purchases of property and equipment	(1,287)	(1,518)
Investment in tax credit real estate	(5,826)	—

Net cash used in investing activities	$(53,064)	$(55,868)

Cash Flows from Financing Activities
Net increase in deposits	$14,873	$38,037
Net increase in federal funds purchased and securities sold under agreements to repurchase	32,734	11,130
Stock options exercised	—	375
Income tax benefits related to stock based compensation	—	336
Dividends paid	(3,185)	(2,853)

Net cash provided by financing activities	$44,422	$47,025

(Continued)

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)  (Continued)
(Amounts In Thousands)

	Six Months Ended June 30,

	2004	2003

Increase (decrease) in cash and due from banks	$1,004	$(4,902)

Cash and due from banks:
Beginning	24,194	32,647

Ending	$25,198	$27,745

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$9,183	$9,115
Interest paid on other obligations	4,718	4,718
Income taxes	2,308	4,208

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$589	$1,325

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

Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2003 filed with the Securities Exchange Commission on March 11, 2004.

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

On April 13, 2004, the Company declared a payment of a three-for-one stock split effected in the form of a dividend, for the 1,516,752 shares of common stock issued and outstanding as of April 19, 2004.  The additional shares were issued as a result of the stock split and were mailed to the shareholders as of April 26, 2004. All shares and earnings per share numbers have been restated for the stock split.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Common shares outstanding at the beginning of the period	4,550,256	4,503,162	4,550,034	4,503,162
Weighted average number of net shares issued (redemption)	0	33,129	159	18,930

Weighted average shares outstanding (basic)	4,550,256	4,536,291	4,550,193	4,522,092
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	14,100	10,725	14,276	9,597

Weighted average number of shares (diluted)	4,564,356	4,547,016	4,564,469	4,531,689

Net income (In Thousands)	$3,795	$4,127	$7,157	$7,508

Earnings per share:
Basic	$0.83	$0.91	$1.57	$1.66

Diluted	$0.83	$0.91	$1.57	$1.65

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

Note 3. Recent Accounting Pronouncement

In December, 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).  FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics.  It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise.  FIN 46 applies to a public entity that is not a small business issuer no later than the end of the first reporting period that ends after March 15, 2004.  The impact of adopting FIN 46 on the Company’s financial condition and results of operations was not material.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”).  SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments.  SAB 105 will act to significantly limit opportunities to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan.  SAB 105 pertains to recognizing and disclosing the loan commitments and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004.  The Company adopted the provisions of SAB 105 beginning April 1, 2004.  Adoption of SAB 105 did not have a material impact on the Company’s financial position or results of operations.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following is management’s discussion and analysis of the financial condition of Hills Bancorporation (“Hills Bancorporation” or “the Company”) and its banking subsidiary Hills Bank and Trust Company (“the Bank”) at June 30, 2004, when compared with December 31, 2003 and the results of operations for the six months ended June 30, 2004 and 2003 and the results of operations for the three months ended June 30, 2004 and 2003.

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

There are several factors – many of which are beyond the control of the Company or its subsidiary Bank that could cause results to differ significantly from expectations.  Some of these factors are described below.  Some of these factors by their nature are dynamic and subject to rapid changes which the Company is necessarily unable to predict with accuracy.  There are factors other than those described below that could cause results to differ from expectations.  Any factor described below could by itself, or together with one or more other factors, adversely affect the business, earnings and/or financial condition of the Company and its subsidiary Bank.

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

Loans, and the allowance for loan losses, carry the risk that borrowers will not repay all funds in a timely manner, as well as the risk of partial or total loss of principal.  The collateral pledged as security for loans may or may not have the value that has been attributed to it.  The loan loss reserve, while believed to be adequate, may prove inadequate if one or more large-balance borrowers, or numerous mid-balance borrowers, or a combination of both, experience financial difficulty for a variety of reasons. These reasons may relate to the financial circumstances of an individual borrower, or may be caused by negative economic circumstances at the local, regional, national or international level that are beyond the control of the borrowers or the lender.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

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

The Bank’s success depends, in part, on its ability to attract and retain key people.  Competition for the best people – in particular individuals with technology experience – is intense.  The Bank may not be able to hire or retain well-qualified people.

All of these uncertainties, as well as others, are present in the operations and business of the Company, and stockholders are cautioned that the Company’s actual results may differ materially from those included in the forward-looking statements.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of June 30, 2004 and December 31, 2003 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Balance Sheet Review at June 30, 2004 compared to December 31, 2003.

Assets and Liabilities Review

Total assets at June 30, 2004 were $1.234 billion and represent an increase of $50.4 million from December 31, 2003.  Interest rates remained relatively stable during the first six months of 2004.  Effective June 30, 2004, the Federal Reserve Open Market Committee raised the federal funds target rate from 1.00% to 1.25%.  Prior to the June 30, 2004 increase, the rate had been decreased thirteen times since May 16, 2000 when it was 6.50%.  The effect of this increase and future increases are difficult to predict, but it is the opinion of the Company that such increases in interest rates will not have a material financial impact at this time.  Due to the fact that loan rates are still relatively low compared to historical rates it is projected that loan demand will still continue although the growth could be at a slower pace.  The growth of the loan portfolio continued as the overall economy in the Company’s primary trade area in Johnson and Linn County remained positive. The largest increase in assets was a $68.2 million change in net loans outstanding.

The tables below set forth the composition of the loan portfolio as of June 30, 2004 and December 31, 2003 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	June 30, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

Agricultural	$38,061	4.01%	$38,153	4.33%
Commercial and financial	55,475	5.84	47,938	5.44
Real estate:
Construction	76,551	8.06	66,644	7.57
Mortgage	746,183	78.59	696,453	79.07
Loans to individuals	33,212	3.50	31,591	3.59

	$949,482	100.00%	$880,779	100.00%

Less allowance for loan losses	(13,060)		(12,585)

Loans, net	$936,422		$868,194

Changes in the allowance for loan losses were as follows:

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

	(Amounts in thousands)		(Amounts in thousands)
Balance, beginning	$12,980	$12,530	$12,585	$12,125
Provision charged to expense	161	(35)	515	449
Recoveries	290	467	559	809
Loans charged off	(371)	(222)	(599)	(643)

Balance, ending	$13,060	$12,740	$13,060	$12,740

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at June 30, 2004 and December 31, 2003, was as follows:

	June 30, 2004	December 31, 2003

	(Amounts in thousands)

Impaired loans, non-accrual	$2,457	$3,944

Loans past due ninety days or more and still accruing	2,186	2,296

Restructured loans	—	—

Investment securities decreased $14.3 million as detailed on the table that follows.  The decrease was the result of the maturities of the securities.  The funds received were used to fund the loan increases for the first six months.  In addition, federal funds sold were reduced $13.2 million to provide funds for the loan growth. In addition to these changes, the Company’s investment in tax credit real estate increased as a result of a $5.9 million investment in Iowa City, Iowa.

The carrying values of investment securities for June 30, 2004 and December 31, 2003 are summarized in the following table (dollars in thousands):

	June 30, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

Securities available for sale
U.S. Treasury	$4,020	1.95%	$6,138	2.80%

U.S. Government agencies and corporations	137,787	66.66	152,710	69.59

State and political subdivisions	64,887	31.39	60,582	27.61

Total securities available for sale	$206,694	100.00%	$219,430	100.00%

Securities held to maturity, state and political subdivisions	$6,410	100.00%	$7,953	100.00%

Total deposits increased $14.9 million.  This increase in deposits was less than the Company’s management had expected, but management expects faster growth in deposits in the future if, as expected by management, higher interest rates make deposits more attractive as an investment alternative.  Federal funds purchased and securities sold under agreements to repurchase increased from $30.0 million to $62.7 million.  All of this increase related to federal funds borrowed.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Dividends and Equity

In January 2004, Hills Bancorporation paid a dividend of $3,185,000 or $2.10 per share, a 10.53% increase from the $1.90 per share paid in January 2003.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2004 totaled $97,662,000.  Under risk-based capital rules, the total amount of risk based capital is 13.98% of risk-adjusted assets, and is substantially in excess of required minimums.

Discussion of operations for the six months ended June 30, 2004 and 2003.

Net Income

The Company’s net income for the six months ended June 30, 2004 was $7.157 million compared to $7.508 million for the same period in 2003.  The decrease of $351,000 was due primarily to four factors.  The first of these factors was a $1.735 million increase in net interest income, second, a $1.485 million decrease in gain on sale of loans, third, a $568,000 increase in other income excluding the change in gain on sale of loans and finally an increase in other expenses of $1.532 million.  The changes in the components of the net decrease are shown prior to a provision for income taxes.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first six months of 2004 was 3.57% compared to 3.47% in 2003 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 34% to make the interest earned on taxable and non-taxable assets more comparable.  Total interest income decreased $254,000 for the first six months of 2004 compared to the same period in 2003.  The volume of average earning assets is up $73.0 million while the tax-equivalent yield is down to 5.62% from 6.03% from the period ended June 30, 2003.  Interest expense is $1.989 million less in 2004 than 2003 for the first six months of each year.  The volume of average interest bearing liabilities is up $51.1 million while the yield paid is 2.41% in 2004 compared to 2.99% for 2003.  The reduction of 58 basis points in interest costs accounts for the majority of the net interest margin improvement.

Net interest income on a tax equivalent basis for the six months ended changed in 2004 compared to 2003 as shown in the following table:

	Increase (Decrease)

	Volume Changes	Rate Changes	Net Change

	(Amount in thousands)

Interest income:
Loans, net	$2,955	$(2,577)	$378
Securitities	353	(789)	(436)
Federal funds sold	(188)	(8)	(196)

	$3,120	$(3,374)	$(254)

Interest expense:
Interest-bearing deposits	$61	$(2,055)	$(1,994)
Other borrowings	(12)	17	5

	$49	$(2,038)	$(1,989)

Change in net interest income	$3,071	$(1,336)	$1,735

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses was $515,000 and $449,000 for the six months ended June 30, 2004 and 2003, respectively.  The Company experienced net charge-offs for this time period in 2004 of $40,000 and net recoveries of $166,000 in 2003.  The provision adjustment computed on a quarterly basis is a result of management’s determination of the quality of the loan portfolio and the adequacy of the allowance for loan losses.  The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of impaired loans which are all non-accrual and loans past due ninety days or more.  In addition, management considers the credit quality of the loan portfolio based on review of problem and watch loans, including loans with historically higher credit risks (primarily agricultural loans).

The allowance for loan losses totaled $13,060,000 at June 30, 2004 compared to $12,585,000 at December 31, 2003.  The allowance represented 1.38% and 1.43% of outstanding loans at June 30, 2004 and December 31, 2003, respectively.  The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in net loans outstanding.  The methodology used in 2004 is consistent with the prior year.

Other Income

Net gain on sale of loans for the six months ended June 30, 2004 was $967,000 compared to $2,452,000 for the same period ended June 30, 2003.  The decrease was expected, as net gain on sale of secondary market loans continued to drop significantly from the levels experienced in the first three quarters of 2003.  The decrease in the volume of loans is due to the fact that many consumers had taken advantage of lower rates in 2003 to refinance loans and the absence of even lower rates since 2003.

Trust fees increased $163,000 in the first six months of 2004 compared to 2003 due to the increase in total assets under management.  Approximately 51% of the trust assets are held in common stocks, and the asset growth has been fueled by higher stock prices over the last twelve months.  For example, the Dow Jones Industrial Average is up just over 14% in the twelve months ended June 30, 2004.  Other fees and charges increased to $2,203,000 in 2004 from $1,799,000 in 2003.  Approximately $156,000 of the increased revenue from fees and charges is in ATM service fees, debit card fees and credit card merchant fees.  In addition, rental revenue from a new tax credit real estate property added in January, 2004 was $300,000 higher in 2004 than in 2003.

Other Expenses

Total other expenses were $15.234 million and $13.702 million for the six months ended June 30, 2004 and 2003, respectively.  The increase of $1.532 million included salaries and employee benefits which were $759,000 higher.  The increase in direct salaries was $498,000 or 8.70%.  The increase is due to salary adjustments for 2004 and an increase in the number of full-time equivalent employees.  Increased employment resulted in part from the need to staff the Marion office that opened in February of 2003.  Medical expenses of the Company’s self-funding plan increased by $143,000 for the six months from one year ago and are a result of higher medical costs and more employees in the plan.

Advertising and business development expenses were $787,000 for the six months ended June 30, 2004 compared to $670,000 for the six months ended June 30, 2003.  The increase of $117,000 included primarily costs associated with the 100th Anniversary celebration of the Company’s subsidiary Bank in 2004.

Other expenses for the six month period presented are $3.008 million in 2004 compared to $2.532 million in 2003.  Included in this expense line item are merchant card processing charges and ATM charges that were $162,000 higher in 2004 than 2003 because of the increased volume of activity.  Also, expenses for the rental of tax credit real estate increased from $132,000 in the six months ended June 30, 2003 to $351,000 for the same period in 2004.  The increase is due to the new property added in January of 2004.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Income Taxes

Income tax expense was $3,266,000 and $3,695,000 for the six months ended June 30, 2004 and 2003, respectively.  The corresponding percentage of income taxes compared to income before income taxes is 31.33% in 2004 and 32.98% in 2003.  The percentage in 2004 is lower due to higher income tax credits available from the tax credit real estate investments.  The credits were $265,000 and $118,000 for the six months ended June 30, 2004 and 2003, respectively.

Discussion of operations for the three months ended June 30, 2004 and 2003.

Net Income

Net income decreased from $4,127,000 in 2003 to $3,795,000 in 2004.  As discussed in the six month review of net income, the major factor was the gain on sale of secondary market loans decreasing from $1,587,000 in 2003 to $616,000 in 2004.  Other significant changes in the income statement are increases in net interest income of $1,009,000 and $705,000 in other expenses.

Net Interest Income

Net interest income increased for the three month period ended June 30, 2004 by $1.009 million over the similar period in 2003.  The net interest margin in 2004 improved to 3.62% compared to 3.45% in 2003.  The increase in the volume of interest earning assets accounted for a significant portion of the net interest income improvement.

Details of the changes in net interest income are as follows:

	Increase (Decrease)

	Volume Changes	Rate Changes	Net Change

	(Amount in thousands)

Interest income:
Loans, net	$1,503	$(1,169)	$334
Securitities	160	(339)	(179)
Federal funds sold	(107)	(3)	(110)

	$1,556	$(1,511)	$45

Interest expense:
Interest-bearing deposits	$(17)	$(947)	$(964)
Other borrowings	(21)	21	—

	$(38)	$(926)	$(964)

Change in net interest income	$1,594	$(585)	$1,009

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Other Income

As explained in the preceding discussion of in the six months results, 2003 was an excellent year for loans sold on the secondary market.  Interest rates were more favorable and the second quarter of 2003 had the highest level of gain on sale of loans since the Company began making sales on the secondary market over ten years ago.  The total net gain was $1,587,000, which was $971,000 over the quarter ending June 30, 2004.

Other Expenses

Total expenses for the 2004 quarter compared to the 2003 quarter increased $705,000.  Of the additional expenses, $375,000 represented salaries and employee benefits related to an increase in full and part time employees, coupled with normal year-end salary adjustments in 2004.  The direct salary expense increase was $207,000.  Medical claim and insurance expense increased $74,000 in 2004 compared to 2003.

Other expenses were $234,000 higher in 2004, with $189,000 of this increase relating to rental expenses on the tax credit real estate purchased in 2004.  This was partially offset by an increase of $159,000 in rental income which is included in other fees and charges as part of other income.

Income Taxes

Income tax expense as a percentage of income before taxes decreased from 33.05% in 2003 to 31.76% in 2004.  The decrease is due to additional tax credits available as a result of the new tax credit real estate investment in 2004.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Federal funds sold and investment securities available for sale comprised 16.75% of the Company’s total assets at June 30, 2004, compared to 19.66% at December 31, 2003.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2004, the Company had borrowed $167.6 million from the FHLB of Des Moines.  The amount of advances from the FHLB of Des Moines is unchanged from December 31, 2003.  These advances were used as a means of providing both long and short-term, fixed-rated funding for certain assets and managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $151 million at June 30, 2004.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and two lines of credit with two banks totaling $104 million. Those two lines of credit require the pledging of investment securities when drawn upon.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2004.

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the risk of loss arising from adverse changes in market prices and rates.  The Company’s market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering.  Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of the Company’s assets, liabilities and off-balance sheet contracts. The Company’s objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss.  Management continually develops and applies strategies to mitigate market risk, some of which are described below.  Exposure to market risk is reviewed on a regular basis by the asset/liability committee at the bank.  Management does not believe that the Company’s primary market risk exposures and how those exposures have been managed to date in 2004, changed significantly when compared to 2003.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures, and as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company’s periodic SEC filings within the required time period.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 2.	Changes in Securities

There were no changes in securities.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)

The Annual Meeting of Shareholders was held on April 19, 2004.  The results listed for the election of directors and the ratification of auditors are included in items (b) and (c) listed below.  Note that the number of shares did not reflect the three-for-one stock split on April 13, 2004 with a record date of April 19, 2004.

(b)

The following individuals were elected to serve as directors of the Company for a three year term at the Annual Meeting.  The results of the voting by individuals and those withholding authority are as follows:

	For	Withhold Authority

1. Michael E. Hodge	1,226,475	215
2. Richard W. Oberman	1,225,828	862
3. Sheldon E. Yoder, D.V.M.	1,225,375	1,315

(c)	Ratification of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

For	Against	Abstain

1,210,421	0	16,269

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date 8/5/04	By	/s/ Dwight O. Seegmiller

Dwight O. Seegmiller, President and Chief Executive Officer

Date 8/5/04	By	/s/ James G. Pratt

James G. Pratt, Treasurer and Chief Financial Officer

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2004

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2004 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	24- 25 of 26

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	26 of 26