Form 10-Q
period 2004-09-30
HILLS BANCORPORATION
filed 2004-11-08
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

|X| Yes      |_| No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At October 31, 2004
Common Stock, no par value	4,550,256

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts InThousands, Except Shares)

ASSETS	September 30, 2004 (Unaudited)	December 31, 2003*

Cash and due from banks	$22,659	$24,194
Investment securities:
Available for sale (amortized cost September 30, 2004 $200,980; December 31, 2003 $214,530)	203,358	219,430
Held to maturity (fair value September 30, 2004 $6,216; December 31, 2003 $8,064)	6,208	7,953
Stock of Federal Home Loan Bank	8,877	8,774
Federal funds sold	—	13,233
Loans held for sale	3,452	1,960
Loans, net	970,182	868,194
Property and equipment, net	22,178	22,210
Tax credit real estate	8,002	2,282
Accrued interest receivable	7,587	7,303
Deferred income taxes	3,944	2,411
Goodwill	2,500	2,500
Other assets	3,988	3,077

	$1,262,935	$1,183,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$130,589	$116,206
Interest-bearing deposits	802,671	752,446

Total deposits	$933,260	$868,652
Federal funds purchased and securities sold under agreements to repurchase	36,670	29,926
Federal Home Loan Bank borrowings (“FHLB”)	167,542	167,574
Accrued interest payable	1,513	1,735
Other liabilities	6,323	4,005

	$1,145,308	$1,071,892

REDEEMABLE COMMON STOCK HELD BY EMPLOYEE STOCK
OWNERSHIP PLAN (ESOP)	$16,005	$14,864

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued September 30, 2004 4,550,256 shares; December 31, 2003 4,550,034 shares	$11,360	$11,353
Retained earnings	104,769	97,189
Accumulated other comprehensive income	1,498	3,087

	$117,627	$111,629
Less maximum cash obligation related to ESOP shares	16,005	14,864

	$101,622	$96,765

	$1,262,935	$1,183,521

*	Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest income:
Loans, including fees	$14,685	$13,680	$42,156	$40,773
Investment securities:
Taxable	1,251	1,532	4,027	4,757
Nontaxable	625	575	1,843	1,780
Federal funds sold	1	68	22	285

Total interest income	$16,562	$15,855	$48,048	$47,595

Interest expense:
Deposits	$3,513	$4,123	$10,411	$13,015
Federal funds purchased and securities sold under agreements to repurchase	170	87	361	297
FHLB borrowings	2,290	2,291	6,822	6,799

Total interest expense	$5,973	$6,501	$17,594	$20,111

Net interest income	$10,589	$9,354	$30,454	$27,484
Provision for loan losses	602	(326)	1,117	123

Net interest income after provision for loan losses	$9,987	$9,680	$29,337	$27,361

Other income:
Net gain on sale of loans	$292	$1,520	$1,259	$3,972
Trust fees	661	605	2,002	1,783
Deposit account charges and fees	926	900	2,722	2,695
Other fees and charges	1,172	1,002	3,375	2,802

	$3,051	$4,027	$9,358	$11,252

Other expenses:
Salaries and employee benefits	$4,156	$3,933	$12,427	$11,445
Occupancy	575	496	1,583	1,416
Furniture and equipment	810	762	2,394	2,246
Office supplies and postage	304	330	880	914
Advertising and business development	484	351	1,271	1,021
Other	1,466	1,323	4,474	3,856

	$7,795	$7,195	$23,029	$20,898

Income before income taxes	$5,243	$6,512	$15,666	$17,715
Federal and state income taxes	1,636	2,193	4,902	5,888

Net income	$3,607	$4,319	$10,764	$11,827

Earnings per share:
Basic	$0.80	$0.95	$2.37	$2.61
Diluted	0.79	0.95	2.36	2.60

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$3,607	$4,319	$10,764	$11,827

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	$1,436	$(2,337)	$(2,522)	$(1,667)
Income tax effect of unrealized gains (losses)	(532)	865	933	616

Total other comprehensive income (loss)	$904	$(1,472)	$(1,589)	$(1,051)

Comprehensive income	$4,511	$2,847	$9,175	$10,776

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2003	$11,353	$97,189	$3,087	$(14,864)	$96,765
Issuance of 74 shares of
common stock	7	—	—	—	7
Change related to ESOP shares	—	—	—	(1,141)	(1,141)
Net income	—	10,764	—	—	10,764
Cash dividends ($2.10 per share)	—	(3,184)	—	—	(3,184)
Other comprehensive income (loss)	—	—	(1,589)	—	(1,589)

Balance, September 30, 2004	$11,360	$104,769	$1,498	$(16,005)	$101,622

Balance, December 31, 2002	$10,541	$85,773	$4,721	$(12,951)	$88,084
Issuance of 14,724 shares	—
of common stock	375	—	—	—	375
Change related to ESOP shares	—	—	—	(1,619)	(1,619)
Net income	—	11,827	—	—	11,827
Income tax benefit related
to stock based compensation	336	—	—	—	336
Cash dividends ($1.90 per share)	—	(2,853)	—	—	(2,853)
Other comprehensive income (loss)	—	—	(1,051)	—	(1,051)

Balance, September 30, 2003	$11,252	$94,747	$3,670	$(14,570)	$95,099

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Nine Months Ended September 30,
	2004	2003

Cash Flows from Operating Activities
Net income	$10,764	$11,827
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,860	1,694
Provision for loan losses	1,117	123
Compensation expensed through issuance of common stock	7	—
Deferred income taxes	(600)	521
Increase in accrued interest receivable	(284)	(137)
Amortization of bond discount	961	637
Increase in other assets	(911)	(770)
Increase in accrued interest and other liabilities	2,096	252
Loans originated for sale	(119,003)	(294,601)
Proceeds on sales of loans	118,770	300,567
Net gain on sales of loans	(1,259)	(3,972)

Net cash provided by operating activities	$13,518	$16,141

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	$58,674	$53,365
Held to maturity	5,690	3,368
Purchases of investment securities:
Available for sale	(46,188)	(65,375)
Held to maturity	(3,945)	(3,570)
Federal funds sold, net	13,233	(7,978)
Loans made to customers, net of collections	(103,105)	(72,460)
Purchases of property and equipment	(1,828)	(2,442)
Investment in tax credit real estate	(5,720)	—

Net cash used in investing activities	$(83,189)	$(95,092)

Cash Flows from Financing Activities
Net increase in deposits	$64,608	$71,860
Net increase in federal funds purchased and
securities sold under agreements to repurchase	6,744	8,892
Payments on FHLB borrowings	(32)	(32)
Stock options exercised	—	375
Income tax benefits related to stock based compensation	—	336
Dividends paid	(3,184)	(2,853)

Net cash provided by financing activities	$68,136	$78,578

(Continued)

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Amounts In Thousands)

	Nine Months Ended September 30,
	2004	2003

Decrease in cash and due from banks	$(1,535)	$(373)

Cash and due from banks:
Beginning of period	24,194	32,647

Ending of period	$22,659	$32,274

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$10,633	$13,303
Interest paid on other obligations	7,183	7,096
Income taxes	4,139	6,226

Noncash financing activities:
Increase in maximum cash obligation related to
ESOP shares	$1,141	$1,619

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. These financial statements include all adjustments (consisting of normal recurring accruals) which in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts have been reclassified, with no effect on net income or stockholders’ equity, to conform to the current year presentation.

Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2003 filed with the Securities Exchange Commission on March 11, 2004.

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

On April 13, 2004, the Company declared a three-for-one stock split effected in the form of a dividend, for the 1,516,752 shares of common stock issued and outstanding as of April 19, 2004. The additional shares were issued as a result of the stock split and were mailed to the shareholders as of April 26, 2004. All shares and earnings per share numbers have been restated for the stock split.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Common shares outstanding at the beginning of the period	4,550,256	4,503,162	4,550,034	4,503,162
Weighted average number of net shares issued	0	44,172	178	26,502

Weighted average shares outstanding (basic)	4,550,256	4,547,334	4,550,212	4,529,664
Weighted average of potential dilutive shares
attributable to stock options granted, computed under
the treasury stock method	14,605	11,967	14,933	10,350

Weighted average number of shares (diluted)	4,564,861	4,559,301	4,565,145	4,540,014

Net income (In Thousands)	$3,607	$4,319	$10,764	$11,827

Earnings per share:
Basic	$0.80	$0.95	$2.37	$2.61

Diluted	$0.79	$0.95	$2.36	$2.60

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncement

In December, 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN 46 applies to a public entity that is not a small business issuer no later than the end of the first reporting period that ends after March 15, 2004. The impact of adopting FIN 46 on the Company’s financial condition and results of operations was not material.

In March, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 will act to significantly limit opportunities to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan. SAB 105 pertains to recognizing and disclosing loan commitments and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The Company adopted the provisions of SAB 105 beginning April 1, 2004. Adoption of SAB 105 did not have a material impact on the Company’s financial position or results of operations.

At its March 2004 meeting, the Emerging Issues Task Force (“EITF”) revisited EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF No. 03-1”). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities’ fair values will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. The Company has reviewed the revised EITF No. 03-1 and had planned to implement these additional procedures effective with the quarter beginning on July 1, 2004, however the FASB has since issued a statement of financial position deferring the effective date of the revised EITF No- 03-1 until further implementation issues may be resolved. Adoption of the new issuance could have an impact on the Company’s financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following is management’s discussion and analysis of the financial condition of Hills Bancorporation (“Hills Bancorporation” or “the Company”) and its banking subsidiary Hills Bank and Trust Company (“the Bank”) at September 30, 2004, when compared with December 31, 2003 and of their results of operations for the nine months ended September 30, 2004 and 2003 and for the three months ended September 30, 2004 and 2003.

Special Note Regarding Forward Looking Statements

This report contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The effects of, and changes in, laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters as well as any laws otherwise affecting the Company.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

•	Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The economic impact of terrorist attacks and military actions.

•	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of September 30, 2004 and December 31, 2003 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Balance Sheet Review at September 30, 2004 compared to December 31, 2003.

Assets and Liabilities Review

Total assets at September 30, 2004 were $1.263 billion and such amount represents an increase of $79.4 million from December 31, 2003. The largest individual change in assets was a $102 million increase in net loans outstanding. The growth in net loans outstanding reflects a continued strong local economy in the Company’s primary trade area which is Johnson and Linn Counties. The Federal Reserve Open Market Committee has raised the federal funds target rate from 1.00%, effective June 30, 2004, to a current 1.75% on September 21, 2004. The three increases in this target rate came after the period from May 16, 2000 to June 25, 2003 when the rate was decreased thirteen times from 6.50% to 1.00%. The federal funds rate change usually has a direct effect on the national prime rate and as of September 30, 2004 it has increased to 4.75%. This prime rate change has not had a material effect on the loan portfolio since the majority of the loans are real estate based loans and are not priced off the prime rate. However, management expects that these rate changes over time will be reflected in higher rates in the government bond market and in mortgage rates.

The tables below set forth the composition of the loan portfolio as of September 30, 2004 and December 31, 2003 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent

Agricultural	$38,261	3.89%	$38,153	4.33%
Commercial and financial	56,490	5.74	47,938	5.44
Real estate:
Construction	71,561	7.27	66,644	7.57
Mortgage	784,211	79.71	696,453	79.07
Loans to individuals	33,329	3.39	31,591	3.59

	$983,852	100.00%	$880,779	100.00%

Less allowance for loan losses	(13,670)		(12,585)

Loans, net	$970,182		$868,194

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands)		(Amounts in thousands)
Balance, beginning	$13,060	$12,740	$12,585	$12,125
Provision charged to expense	602	(326)	1,117	123
Recoveries	299	488	858	1,298
Loans charged off	(291)	(477)	(890)	(1,121)

Balance, ending	$13,670	$12,425	$13,670	$12,425

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at September 30, 2004 and December 31, 2003, was as follows:

	September 30, 2004	December 31, 2003
	(Amounts in thousands)

Impaired loans, non-accrual	$2,350	$3,944

Loans past due ninety days or more and still accruing	2,298	2,296

Restructured loans	—	—

Investment securities decreased $17.8 million as detailed in the table that follows. The decrease was the result of the maturities of the securities. The funds received were used to fund the loan increases for the first nine months. In addition, federal funds sold were reduced $13.2 million to provide funds for the loan growth. In addition to these changes, the Company’s investment in tax credit real estate increased as a result of its purchase of a $5.7 million property in Iowa City, Iowa (the “Iowa City Tax Credit Property”).

The carrying values of investment securities for September 30, 2004 and December 31, 2003 are summarized in the following table (dollars in thousands):

	September 30, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

Securities available for sale
U.S. Treasury	$—	—%	$6,138	2.80%

U.S. Government agencies
and corporations	134,640	66.21	152,710	69.59

State and political
subdivisions	68,718	33.79	60,582	27.61

Total securities
available for sale	$203,358	100.00%	$219,430	100.00%

Securities held to maturity,
State and political
subdivisions	$6,208	100.00%	$7,953	100.00%

Total deposits increased $64.6 million. This increase in deposits includes two large deposits that total $43.8 million of public funds. The Company was the successful bidder for these bond proceeds which will be disbursed over the next two years. The deposits are priced at similar rates as FHLB advances for the expected maturities. Federal funds purchased and securities sold under agreements to repurchase increased from $30.0 million to $36.7 million. Federal funds purchased increased $18.9 million and repurchase agreements were down $12.2 million. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Dividends and Equity

In January 2004, Hills Bancorporation paid a dividend of $3,184,000 or $2.10 per share, a 10.53% increase from the $1.90 per share paid in January 2003. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2004 totaled $101,622,000. Under risk-based capital rules, the total amount of risk based capital is 14.00% of risk-adjusted assets, and is substantially in excess of required minimums.

Discussion of operations for the nine months ended September 30, 2004 and 2003.

Net Income

The Company’s net income for the nine months ended September 30, 2004 was $10.8 million compared to $11.8 million for the same period in 2003. The decrease in net income of $1,063,000 was primarily due to the following:

		Increase (Decrease) In Net Income
		(Amounts in Thousands)
•	Net interest income	$2,970

•	Provision for loan losses	(994)

•	Net gain on sale of loans	(2,713)

•	Other income	819

•	Other expenses	(2,131)

•	Income taxes	986

		$(1,063)

Each of these items listed for the change in net income is discussed in detail in the appropriate section that follows.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first nine months of 2004 was 3.58% compared to 3.45% in 2003 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 34% to make the interest earned on taxable and non-taxable assets more comparable. The table below shows the change in average balances and average rates between years and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2004 compared to 2003 as shown in the following table:

			Increase (Decrease)

	Change In Average Balance	Change In Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts In Thousands)
Interest income:
Loans, net	$96,580	(0.48)%	$4,612	$(3,235)	$1,377
Taxable securities	4,797	(0.77)	138	(800)	(662)
Nontaxable securities	7,028	(0.39)	299	(204)	95
Federal funds sold	(35,499)	(0.19)	(258)	(5)	(263)

	$72,906		$4,791	$(4,244)	$547

Interest expense:
Interest-bearing demand deposits	$24,742	(0.39)	$156	$(418)	$(262)
Savings deposits	24,984	(0.32)	165	(529)	(364)
Time deposits	(8,226)	(0.60)	(185)	(1,769)	(1,954)
Federal funds purchased and securities
sold under agreements to repurchase	11,227	(0.59)	137	(73)	64
FHLB borrowings	(32)	—	(1)	—	(1)

	$52,695		$272	$(2,789)	$(2,517)

Change in net interest income			$4,519	$(1,455)	$3,064

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2004	2003

Yield on average interest-earning assets	5.61%	5.93%
Rate on average interest-bearing liabilities	2.40	2.90

Net interest spread	3.21%	3.03%
Effect of noninterest-bearing funds	0.37	0.42

Net interest margin (tax equivalent interest income
dividend by average interest-earning assets)	3.58%	3.45%

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses was $1,117,000 and $123,000 for the nine months ended September 30, 2004 and 2003, respectively. The Company experienced net charge-offs for this time period in 2004 of $32,000 and net recoveries of $177,000 in 2003. The provision adjustment computed on a quarterly basis is a result of management’s determination of the quality of the loan portfolio and the adequacy of the allowance for loan losses. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations and the level of impaired loans which are all non-accrual and loans past due ninety days or more. In addition, management considers the credit quality of the loan portfolio based on review of problem and watch loans, including loans with historically higher credit risks (primarily agricultural loans). The Company’s review of the portfolio at September 30, 2004 resulted in the level of potential problem loans increasing approximately $1 million from the December 31, 2003 balances. One year ago, for the nine months ended September 30, 2003, the loans identified for the loan loss review increased only $300,000.

The allowance for loan losses totaled $13,670,000 at September 30, 2004 compared to $12,585,000 at December 31, 2003. The allowance represented 1.39% and 1.43% of outstanding loans at September 30, 2004 and December 31, 2003, respectively. The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in net loans outstanding. The methodology used in 2004 is consistent with the prior year.

Net Gain on Sale of Loans

Net gain on sale of loans for the nine months ended September 30, 2004 was $1,259,000 compared to $3,972,000 for the same period ended September 30, 2003. The decreased fees in the secondary market were expected from the levels experienced in the first three quarters of 2003. The number of loans sold in 2004 was approximately 40% of the volume in 2003. Also, some discounting of fees occurred in 2004 to maintain market share. The decrease in the volume of loans is due to the fact that many consumers had taken advantage of lower rates in 2003 to refinance loans.

Other Income

Trust fees increased $219,000 in the first nine months of 2004 compared to 2003 due to the increase in total assets under management. Assets under management have increased $110.2 million in the last year to $674.8 million. Approximately 51% of the trust assets are held in common stocks, and the asset growth has been partially due to higher stock prices over the last twelve months. For example, the Dow Jones Industrial Average is up just over 6% in the twelve months ended September 30, 2004. Other fees and charges increased to $3,375,000 in 2004 from $2,802,000 in 2003. Approximately $292,000 of the increased revenue from fees and charges is in ATM service fees, debit card fees and credit card merchant fees. In addition, rental revenue from tax credit real estate properties is $172,000 higher due to an additional property added in January 2004.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Other Expenses

Total other expenses were $23.0 million and $20.9 million for the nine months ended September 30, 2004 and 2003, respectively. This increase of $2.1 million includes salaries and employee benefits which were $982,000 higher. The increase in direct salaries was $562,000 or 6.41%. The increase is due to salary adjustments for 2004 and an increase in the average number of full-time equivalent employees. Medical expenses of the Company’s self-funding plan increased by $264,000 for the nine months from one year ago and are primarily the result of higher medical costs and more employees covered in the plan.

Occupancy and furniture and equipment expense increased $315,000 from one year ago to a total of $3,977,000. The change included an increase in depreciation expense on equipment of $156,000 due to a full year of depreciation for 2003 additions and new equipment added in 2004. Also, property taxes were $72,000 higher due to new construction of offices in the prior year at two locations and the full value of the improvements being assessed.

Advertising and business development expenses were $1,271,000 for the nine months ended September 30, 2004 compared to $1,021,000 for the nine months ended September 30, 2003. The increase of $250,000 included costs associated with the 100th Anniversary celebration of the Company’s subsidiary Bank in 2004 that were approximately $110,000. The balance of the increase was primarily in direct mail expense and product promotion. Both areas saw increased emphasis for 2004 in marketing retail deposits and home equity loans.

Other expenses for the nine month period presented are $4.5 million in 2004 compared to $3.9 million in 2003. Included in this expense category are merchant card processing charges, debit card processing and ATM charges that were $150,000 higher in 2004 than 2003 due to increased volume of activity. Also, expenses associated with the rental of tax credit real estate increased from $360,000 in the nine months ended September 30, 2003 to $595,000 for the same period in 2004. The increase is due to the addition in January of 2004 of the Iowa City Tax Credit Property.

Income Taxes

Income tax expense was $4,902,000 and $5,888,000 for the nine months ended September 30, 2004 and 2003, respectively. The corresponding percentage of income taxes compared to income before income taxes is 31.29% in 2004 and 33.24% in 2003. The percentage in 2004 is lower due to additional income tax credits available from the purchase in early 2004 of the Iowa City Tax Credit Property. The total tax credits were $395,000 and $175,000 for the nine months ended September 30, 2004 and 2003, respectively.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2004 and 2003.

Net Income

Net income decreased from $4,319,000 in 2003 to $3,607,000 in 2004. As discussed in the nine month review of net income, one of the major factors was the decrease in gain on sale of secondary market loans from $1,520,000 in 2003 to $292,000 in 2004. Net of income taxes, this would account for approximately an $810,000 decrease in net income. All the other significant differences net to an amount of less than $100,000. Those items include an increase in the net interest margin of $1,235,000; the provision for loan losses increasing by $927,000, a $252,000 increase in other income and a $600,000 increase in other expenses. Changes in each of these items occurred for reasons similar to those discussed in the nine month review of net income.

Net Interest Income

Net interest income increased for the three month period ended September 30, 2004 by $1.2 million from the similar period in 2003. The net interest margin in 2004 improved to 3.59% compared to 3.39% in 2003. The increase in the volume of interest earning assets accounted for a significant portion of the net interest income improvement along with savings on interest bearing liabilities.Net interest income on a tax-equivalent basis changes for the three months ended September 30, 2004 and 2003 are as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$107,605	(0.29)%	$1,657	$(661)	$996
Taxable securities	(7,778)	(0.56)	(87)	(184)	(271)
Nontaxable securities	9,757	(0.33)	137	(62)	75
Federal funds sold	(33,509)	1.13	(66)	(1)	(67)

	$76,075		$1,641	$(908)	$733

Interest expense:
Interest-bearing demand deposits	$13,925	(0.26)	$26	$(93)	$(67)
Savings deposits	26,405	(0.04)	46	(18)	28
Time deposits	(2,002)	(0.54)	(30)	(540)	(570)
Federal funds purchased and securities
sold under agreements to repurchase	17,548	(0.12)	117	(36)	81
FHLB borrowings	(31)	—	—	—	—

	$55,845		$159	$(687)	$(528)

Change in net interest income			$1,482	$(221)	$1,261

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2004	2003
Yield on average interest-earning assets	5.59%	5.72%
Rate on average interest-bearing liabilities	2.37	2.73

Net interest spread	3.22%	2.99%
Effect of noninterest-bearing funds	0.37	0.40

Net interest margin (tax equivalent interest income dividend by average interest-earning assets)	3.59%	3.39%

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses was $602,000 for the quarter ended September 30, 2004 compared to a reduction in the expense of $325,000 one year ago. As discussed in the results for the nine months, the allowance for loan losses was increased due to management’s analysis of the outstanding loans at September 30, 2004, which resulted in a higher level of problem loans.

Other Income

As explained in the preceding discussion of the nine months results, net gain on sale of loans was substantially less in 2004 as compared to 2003 which was an excellent year for loans sold on the secondary market. Interest rates were more favorable in 2003 and the third quarter of 2003 was the second highest level of gain on sale of loans since the Company started the program over ten years ago. The total gain on sale of loans in 2003 was $1,520,000, which was $1,228,000 more than the quarter ended September 30, 2004. Other income items for debit card fees and ATM service fees were up $96,000 for the quarter ended September 30, 2004, as compared to the same quarter of 2003.

Other Expenses

Total expenses for the 2004 quarter compared to the 2003 quarter increased $600,000. Of the additional expenses, $223,000 represented salaries and employee benefits related to an increase in full and part time employees, coupled with normal year-end salary adjustments in 2004. The direct salary expense increase was $65,000 and medical claims and insurance increased $121,000 in 2004 compared to 2003. Advertising and business development expenses increased $133,000 in comparing the quarters. As for the nine months, this included direct mail and product promotion items to assist in the retail growth of the Company. Other expenses were $143,000 higher in the 2004 quarter than in the comparable 2003 quarter, with $95,000 of this increase relating to increases in rental expenses on tax credit real estate. As a result of an increase in the volume of activity, credit card processing increased $77,000.

Income Taxes

Income tax expense as a percentage of income before taxes decreased from 33.66% in 2003 to 31.20% in 2004. The decrease is due to an additional $73,000 in tax credits available as a result of the new tax credit real estate investment in 2004.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 16.10% of the Company’s total assets at September 30, 2004, compared to 19.66% at December 31, 2003.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of September 30, 2004, the Company had borrowed $167.5 million from the FHLB of Des Moines. The amount of advances from the FHLB of Des Moines is $32,000 less than at December 31, 2003. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $171 million at September 30, 2004.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and lines of credit with two banks totaling $106 million. Those two lines of credit require the pledging of investment securities when drawn upon.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2004.

HILLS BANCORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company’s market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of the Company’s assets, liabilities and off-balance sheet contracts. The Company’s objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk, some of which are described below. Exposure to market risk is reviewed on a regular basis by the asset/liability committee at the bank. Management does not believe that the Company’s primary market risk exposures and the manner in which those exposures have been managed to date in 2004, changed significantly when compared to 2003.

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

Net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates. Generally, during periods of increasing interest rates, interest rates paid by the Company on the Company’s interest rate sensitive liabilities would re-price faster than interest rates received by the Company on its interest rate sensitive assets, causing a decline in the Company’s interest rate spread and margin. This would tend to reduce net interest income because the resulting increase in the Company’s cost of funds would not be immediately offset by an increase in its yield on earning assets. In times of decreasing interest rates, fixed rate assets could increase in value and the lag in re-pricing of interest rate sensitive assets could be expected to have a positive effect on the Company’s net interest income.

HILLS BANCORPORATION

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures, and as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HILLS BANCORPORATION
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no changes in securities.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2004.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

A report on Form 8-K was filed on September 16, 2004, which reported that the Company’s Board of Directors elected James A. Nowak as a director of Hills Bancorporation and its wholly-owned subsidiary, Hills Bank and Trust Company on September 14, 2004. Mr. Nowak will serve on the audit committee of Hills Bancorporation beginning immediately and has been designated as the audit committee financial expert as defined in Rule 401(h) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: November 5, 2004 ——————————	By: /s/ Dwight O. Seegmiller ——————————————————————
Dwight O. Seegmiller, Director and President

Date: November 5, 2004 ——————————	By: /s/ James G. Pratt ——————————————————————
James G. Pratt, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2004

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2004 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	27- 28 of 29

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	29 of 29