Form 10-K
period 2004-12-31
HILLS BANCORPORATION
filed 2005-03-10
CIK 732417

HILLS BANCORPORATION FORM 10-K DECEMBER 31, 2004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.	Commission File Number 0-12668.

HILLS BANCORPORATION (Exact name of Registrant as specified in its charter)

Iowa	42-1208067

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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
Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes       No

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant’s common stock held by nonaffiliates on March 21, 2005 (based upon reports of beneficial ownership that approximately 81% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $37 per share) was $136,894,000.

The number of shares outstanding of the Registrant’s common stock as of March 21, 2005 is 4,549,656 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 21, 2005 for the Annual Meeting of the Shareholders of the Registrant to be held April 18, 2005 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

EXHIBIT INDEX

The exhibits index is on Page 89.

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

The Bank’s business is not seasonal, except that loan origination fees are driven by interest rate movements and are higher in a low rate environment. The Company had no employees as of December 31, 2004 and the Bank had 310 full-time and 97 part-time employees.

Item 1.   Business (Continued)

 Johnson County

The Bank’s primary trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa. These communities have a combined population of approximately 86,000. Johnson County, Iowa has a population of approximately 116,000. The University of Iowa in Iowa City has approximately 30,000 students and 24,500 full and part-time employees, including 7,100 employees of The University of Iowa Hospitals and Clinics. Other principal employers in Johnson County include the following (Data source is official statements from various municipal bond issues):

Employer	Type of Business	Employees

Iowa City Community School District	Education	1,250

Hy-Vee Food Stores	Grocery Stores	1,200

Veterans Administration Medical Center	Health Care	1,200

Mercy Hospital	Health Care	1,150

National Computer Systems	Information Service - Computers	950

ACT	Educational Testing Service	850

United Technologies	Automotive Products Manufacturing	850

Rockwell International	Electronic Manufacturing	800

Oral B Laboratories	Consumer Products	800

Proctor & Gamble	Consumer Products	600

City of Iowa City	City Government	600

Item 1.   Business (Continued)

Linn County

The Bank also operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa. Lisbon has a population of approximately 1,900 and Mount Vernon, located two miles from Lisbon, has a population of about 3,800. Both communities are strong economically and are within easy commuting distances to Cedar Rapids and Iowa City, Iowa. Cedar Rapids has a metropolitan population of approximately 154,000, including approximately 27,000 from Marion and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380. The total population of Linn County is approximately 196,000.The largest employer in the Cedar Rapids area is Rockwell Collins, manufacturer of communications instruments, with about 7,000 employees. Other large employers in the Cedar Rapids area and their approximate number of employees are as follows (Data source is official statements from various municipal bond issues):

Employer	Type of Business	Employees

Cedar Rapids, College, Linn-Mar, Marion
and Grant Wood School Districts	Education	4,050

Mercy Medical Center	Health Care	2,900

AEGON USA, Inc.	Insurance	2,600

St. Luke’s Hospital	Health Care	2,400

Maytag Appliances, Amana Iowa	Appliance Manufacturing	2,300

Alliant Energy Corporation	Electric Utility	1,700

Hy-Vee Food Stores	Grocery Stores	1,700

City of Cedar Rapids	City Government	1,700

McLeod*USA	Telecommunications	1,600

Kirkwood Community College	Education	1,300

Quaker Oats Company	Cereals and Chemicals	1,250

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

Item 1.   Business (Continued)

COMPETITION

The financial services industry is highly competitive. The Bank must compete with financial services providers, such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies and money market and mutual fund companies. It faces increased competition from non-banking institutions such as brokerage houses and insurance companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of fewer regulatory constraints and lower cost structures.

Effective March 13, 2000, securities firms and insurance companies that elect to become financial holding companies were allowed to acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company conducts business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson and Linn County. A comparison of the number of office locations and deposits in the two counties as of June, 2004 (Most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County

	Offices	Deposits (in millions)	Offices	Deposits (in millions)

Hills Bank and Trust Company	6	$703	5	$128
Branches of largest competing regional bank	5	206	10	681
Largest competing independent bank	6	393	9	370
Largest competing credit union	5	301	6	301
All other bank and credit union offices	20	340	64	2,094

Total Market in County	42	1,943	94	3,574

THE ECONOMY

The Bank’s primary trade territory is Johnson County, Iowa. Linn County, Iowa is becoming an increasingly important market, and the Bank now has five offices open in Linn County. The Bank also has one office in Kalona in Washington County, Iowa. The table that follows shows employment information as of December 31, 2004, regarding the labor force and unemployment levels in the three counties in which the Bank has office locations along with comparable data on the United States and the State of Iowa.

	Labor Force	Unemployed	Rate %

United States	148,203,000	8,047,000	5.43%
State of Iowa	1,630,200	76,700	4.70%
Johnson County	76,700	2,900	3.78%
Linn County	116,200	5,600	4.82%
Washington County	11,660	650	5.57%

Item 1.   Business (Continued)

The unemployment rate for the Bank’s prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa. In December of 2004 the unemployment rates in Linn and Washington County are slightly higher than the unemployment rate of the State of Iowa. As discussed with the employment table of large employers in Johnson and Linn County, the University of Iowa’s impact on the local economy is very important in maintaining acceptable employment levels. The FY 2004-2005 budget for the University of Iowa is $2.1 billion with state appropriations of approximately $300 million, or above 14% of the total. In addition, the University of Iowa Hospitals and Clinics have a FY 2003-2004 budget of $701 million with 6% coming from the State of Iowa appropriation. The University has reacted to the State of Iowa’s decreasing tax revenues and appropriations without significant lay-offs and has continued to review and reduce employment, when necessary, through attrition. At this time the State budget shortfalls has not had a significant effect on the local economy. Johnson and Linn County has been one of the strongest economic areas in Iowa and has had substantial economic growth in the past ten years. The largest segment of the employed population is employed in manufacturing, management, professional or related occupations.

The economies in the counties continue to be enhanced by local Iowa colleges and the University of Iowa. In addition to providing quality employment, they enroll students who provide economic benefits to the area. The following table indicates Fall 2004 enrollment.

The University of Iowa	29,745
Iowa City
Coe College	1,354
Cedar Rapids
Cornell College	1,155
Mount Vernon
Kirkwood Community College	15,480
Cedar Rapids, Iowa City and Washington
Mount Mercy College	1,486
Cedar Rapids

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which historically has been affected by commodity prices and weather. The average price per acre of farm land continues to be an important factor to consider when reviewing the local economy. The average price per acre in Iowa in 2004 was $2,629 compared to $2,275 in 2003, a 15.6% increase. The range of average land prices in Johnson, Linn and Washington counties is between $2,915 and $3,275 per acre. The three counties average increase was 14.55% in 2004. The Bank’s total agricultural loans comprise about 3.9% of the Bank’s total loans.

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

Item 1.   Business (Continued)

The Corporation and its subsidiary Bank are subject to various regulatory capital requirements of federal banking agencies that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on financial position and operations.

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

Item 1.   Business (Continued)

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

Item 1.   Business (Continued)

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

Risk-based capital guidelines divide capital into core and supplemental capital. It consists primarily of common and certain preferred stock, surplus and retained earnings. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. Supplemental or Tier 2 capital consists, within certain specified limits, of such things as the allowance for loan losses, hybrid capital instruments and subordinated debt. These supplemental items are often forms of debt that are subordinate to claims of depositors and the FDIC. As such, they provide depositor protection and are included in bank capital. The sum of Tier 1 and Tier 2 capital, less certain deductions, represents a bank’s total capital. In the capital guidelines, Tier 1 capital must constitute at least 50% of a bank’s total capital. Thus, the use of Tier 2 capital is limited by the amount of Tier 1 capital.

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

Item 1.   Business (Continued)

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. Current Federal Reserve minimum requirements for a well capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%. As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 9.09%, with total Tier 1 risk-based capital ratio of 12.78% and a total risk-based capital ratio of 14.03%.

Under current Federal Reserve regulations, the subsidiary Bank is limited in the amount it may loan to the Company and the Company’s nonbank subsidiaries, if any (each of the Company and the Company’s nonbank subsidiaries being an “Affiliate”). Loans to a single Affiliate may not exceed 10% and loans to all Affiliates may not exceed 20% of the Bank’s capital stock, surplus and undivided profits, plus the allowance for loan losses. Loans from the Bank to nonbank Affiliates, including the Company, must be collateralized.

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

On July 30, 2002, the United States Congress enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.

Item 1.   Business (Continued)

As directed by Section 302(a) of the Sarbanes-Oxley Act, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statements of material fact. Such officers must certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors [and the audit committee of the Board of Directors] about the Company’s internal controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subject to the evaluation.

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

Item 1.   Business (Continued)

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

Capital Requirements. Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets. At December 31, 2004, the Tier 1 risk-based leverage ratio of the Bank was 8.84% and exceeded the ratio required by the Superintendent.

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

Item 1.   Business (Continued)

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

Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution’s asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2004, the Bank was well capitalized, as defined by FDIC regulations.

Community Investment and Consumer Protection Laws.  The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of “outstanding,” “satisfactory,” “needs improvement” and “unsatisfactory.” From the most recent examination in 2003, the Community Reinvestment Act rating of the Company’s banking subsidiary was “satisfactory.”

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

Item 1.   Business (Continued)

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the Superintendent’s examination and supervision operations. Effective July 1, 2002 the Superintendent changed the method of computation of the supervisory assessment from billing for each state examination completed based on an hourly rate, to billing on an annual basis based on the assets of the bank, the expected hours needed to conduct examinations of that size bank and an additional amount if more work is required. For fiscal 2004 the assessment total was $90,755.

Dividends.  The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004. Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice. The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings of $13,282,000 as of December 31, 2004 are available for the payment of dividends to the Company.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and det orders and civil money penalty assessments.

Item 1.   Business (Continued)

Branching Authority. Historically, Iowa’s intrastate branching statutes have been rather restrictive when compared with those of other states. Iowa’s intrastate branching statutes were relaxed in legislation that became effective on February 21, 2001 (the “2001 Amendment”). The 2001 Amendment allows Iowa banks to move towards statewide branching by allowing every Iowa bank, with the approval of its primary regulator, to establish three new bank offices anywhere in Iowa during the next three years. The three offices are in addition to those offices allowed within certain restricted geographic areas under prior Iowa law. Effective July 1, 2004, the 2001 Amendment repeals all limitations on bank office location and effectively allows statewide branching. After that date, banks will be allowed to establish an unlimited number of offices in any location in Iowa subject only to regulatory approval.

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

AVERAGE BALANCES
(Average Daily Basis)

	Year Ended December 31

	2004	2003	2002

	(Amounts In Thousands)
ASSETS
Cash and due from banks	$23,069	$25,186	$27,815

Taxable securities	149,948	150,149	143,422
Nontaxable securities	71,182	63,689	56,369
Federal funds sold	3,013	41,269	34,827
Loans, net	935,259	829,710	733,822
Property and equipment, net	22,252	22,148	21,598
Other assets	26,615	23,159	21,650

	$1,231,338	$1,155,310	$1,039,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$124,108	$108,414	$92,145
Interest-bearing demand deposits	141,028	122,918	96,054
Savings deposits	239,997	214,088	194,230
Time deposits	399,915	399,747	381,973
Short-term borrowings	37,441	29,323	21,240
FHLB borrowings	167,563	167,595	153,543
Other liabilities	6,718	6,448	6,173
Redeemable common stock held by
Employee Stock Ownership Plan	15,600	13,908	12,572
Stockholders’ equity	98,968	92,869	81,573

	$1,231,338	$1,155,310	$1,039,503

Item 1. Business (Continued) INTEREST INCOME AND EXPENSE

	Year Ended December 31

	2004	2003	2002

	(Amounts In Thousands)
Income:
Loans (1)	$57,697	$54,437	$54,497
Taxable securities	5,250	6,268	7,412
Nontaxable securities (1)	3,812	3,645	3,486
Federal funds sold	27	382	520

Total interest income	66,786	64,732	65,915

Expense:
Interest-bearing demand deposits	715	1,011	1,094
Savings deposits	1,797	1,950	2,900
Time deposits	11,790	13,959	18,300
Short-term borrowings	470	394	375
FHLB borrowings	9,113	9,091	8,472

Total interest expense	23,885	26,405	31,141

Net interest income	$42,901	$38,327	$34,774

(1)	Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Item 1. Business (Continued) INTEREST RATES AND INTEREST DIFFERENTIAL

	Year Ended December 31

	2004	2003	2002

Average yields:
Loans (1)	6.16%	6.55%	7.41%
Loans (tax equivalent basis)	6.17	6.56	7.43
Taxable securities	3.50	4.17	5.17
Nontaxable securities	3.48	3.72	4.02
Nontaxable securities (tax equivalent basis)	5.36	5.72	6.18
Federal funds sold	0.90	0.93	1.49
Interest-bearing demand deposits	0.51	0.82	1.14
Savings deposits	0.75	0.91	1.49
Time deposits	2.95	3.49	4.79
Short-term borrowings	1.26	1.34	1.79
FHLB borrowings	5.44	5.42	5.52
Yield on average interest-earning assets	5.76	5.97	6.81
Rate on average interest-bearing liabilities	2.42	2.83	3.68
Net interest spread (2)	3.34	3.14	3.12
Net interest margin (3)	3.70	3.53	3.59

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)	Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.

(3)	Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.

Item 1. Business (Continued) CHANGES IN INTEREST INCOME AND EXPENSE

	Changes Due To Volume	Changes Due To Rates	Total Changes

	(Amounts In Thousands)
Year ended December 31, 2004:
Change in interest income:
Loans	$6,632	$(3,372)	$3,260
Taxable securities	(8)	(1,010)	(1,018)
Nontaxable securities	408	(241)	167
Federal funds sold	(369)	14	(355)

	6,663	(4,609)	2,054

Change in interest expense:
Interest-bearing demand deposits	131	(427)	(296)
Savings deposits	217	(370)	(153)
Time deposits	6	(2,175)	(2,169)
Federal funds purchased and securities sold
under agreements to repurchase	101	(25)	76
FHLB borrowings	(1)	23	22

	454	(2,974)	(2,520)

Change in net interest income	$6,209	$(1,635)	$4,574

Year ended December 31, 2003:
Change in interest income:
Loans	$6,704	$(6,761)	$(57)
Taxable securities	337	(1,481)	(1,144)
Nontaxable securities	423	(266)	157
Federal funds sold	83	(221)	(138)

	7,547	(8,729)	(1,182)

Change in interest expense:
Interest-bearing demand deposits	265	(348)	(83)
Savings deposits	271	(1,221)	(950)
Time deposits	818	(5,159)	(4,341)
Federal funds purchased and securities sold
under agreements to repurchase	127	(154)	(27)
FHLB borrowings	773	(108)	665

	2,254	(6,990)	(4,736)

Change in net interest income	$5,293	$(1,739)	$3,554

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

	December 31,

	2004	2003	2002	2001	2000

	(Amounts In Thousands)

Agricultural	$39,116	$38,153	$37,937	$34,304	$28,560
Commercial and financial	70,453	47,938	46,828	44,363	37,832
Real estate, construction	72,388	66,644	47,201	40,430	38,184
Real estate, mortgage	797,958	696,453	621,226	533,257	497,744
Loans to individuals	32,106	31,591	32,906	34,713	33,715

Total	$1,012,021	$880,779	$786,098	$687,067	$636,035

There were no foreign loans outstanding for any of the years presented. MATURITY DISTRIBUTION OF LOANS The following table shows the principal payments due on loans as of December 31, 2004:

	Amount Of Loans	One Year Or Less (1)	One To Five Years	Over Five Years

	(Amounts In Thousands)

Commercial	$109,569	$58,102	$42,142	$9,325
Real Estate	870,346	86,120	300,036	484,190
Other	32,106	12,544	19,005	557

Totals	$1,012,021	$156,766	$361,183	$494,072

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$419,069	$67,295	$307,216	$44,558
Variable rate	592,952	89,471	53,967	449,514

	$1,012,021	$156,766	$361,183	$494,072

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the notes are re-evaluated prior to their maturity and are likely to be extended.

Item 1.   Business (Continued)

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Company’s non-accrual, past due, restructured and impaired loans as of December 31 for each of the years presented:

	2004	2003	2002	2001	2000

	(Amounts In Thousands)

Nonaccrual loans	$808	$3,944	$1,538	$1,001	$618
Accruing loans past due
90 days or more	2,313	2,296	2,516	2,921	2,143
Restructured loans	—	—	—	—	—
Impaired loans (includes non-accrual loans)	18,977	18,177	16,261	11,288	11,068

The Company does not have a significant amount of loans that are past due less than 90 days concerning which there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Loans are placed on non-accrual status when management believes the collection of future interest is not reasonably assured. The decrease in non-accrual loans from December 31, 2003 to December 31, 2004 resulted from the restoration of the accrual status on a large swine production loan. At December 31, 2003, there was $2.4 million of non-accrual loans related to swine production compared to none at December 31, 2004. The non-accrual loans are considered to be impaired loans for purposes of reviewing the adequacy of the loan loss reserve. Interest income was not materially affected by this classification.

The Company has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans. The Company has no interest-bearing assets, other than loans, that meet the non-accrual, past due, restructured or potential problem loan criteria.

Impaired loans increased by $800,000 as of December 31, 2004 from December 31, 2003. An impaired loan includes any loan that has been placed on nonaccrual status. They also include loans based on current information and events that it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. The reduction in impaired loans resulting from the improved swine industry was offset by a large multi-family loan that was considered impaired at December 31, 2004. The impaired loan balance was $2.3 million compared to no impairment at December 31, 2003. The impaired real estate loans were $11.7 million at December 31, 2004 compared to $10.5 million at December 31, 2003.

Specific allowances for losses on non-accrual and impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral if the loan is collateral dependent.

Item 1. Business (Continued) SUMMARY OF LOAN LOSS EXPERIENCE The following table summarizes the Bank’s loan loss experience for each of the last five years:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Amounts In Thousands)

Allowance for loan losses
at beginning of year	$12,585	$12,125	$9,950	$10,428	$9,750

Charge-offs:
Agriculture	78	26	33	35	26
Commercial and financial	224	266	562	1,225	522
Real estate, mortgage	431	478	390	557	254
Loans to individuals	635	874	803	724	372

	1,368	1,644	1,788	2,541	1,174

Recoveries:
Agriculture	36	88	116	72	153
Commercial and financial	151	661	371	289	276
Real estate, mortgage	104	318	402	362	118
Loans to individuals	812	613	625	416	357

	1,103	1,680	1,514	1,139	904

Net charge-offs (recoveries)	265	(36)	274	1,402	270

Provision for loan losses (1)	1,470	424	2,449	924	948

Allowance for loan losses
at end of year	$13,790	$12,585	$12,125	$9,950	$10,428

Ratio of net charge-offs (recoveries)
during year to average loans outstanding	0.03%	0.00%	0.04%	0.22%	0.04%

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

Item 1.   Business (Continued)

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired. If the loans are impaired, the Bank determines if a specific allowance is appropriate. In addition, the Bank’s management also reviews and, where determined necessary, provides allowances based upon reviews of specific borrowers and provides allowances for areas that management considers are of higher credit risk (agricultural loans and constructed model real estate homes). Loans for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed. The percentage begins with historical loss experience factors, which are then adjusted for current economic factors.

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of December 31, 2004, 2003, 2002, 2001 and 2000:

	2004			2003

	Amount	% of Total Allowance	% Of Loans To Total Loans	Amount	% of Total Allowance	% Of Loans To Total Loans

	(In Thousands)			(In Thousands)
Agriculture	$1,736	12.59%	3.87%	$2,470	19.63%	4.33%
Commercial	1,913	13.87	6.96	1,421	11.29	5.44
Real estate, construction	1,471	10.67	7.15	1,076	8.55	7.57
Real estate	7,872	57.08	78.85	6,775	53.83	79.07
Consumer	798	5.79	3.17	843	6.70	3.59

	$13,790	100.00%	100.00%	$12,585	100.00%	100.00%

	2002			2001

Agriculture	$2,219	18.30%	4.78%	$1,032	10.37%	4.95%
Commercial	1,374	11.33	5.91	1,714	17.23	6.40
Real estate, construction	975	8.04	5.95	770	7.74	5.84
Real estate	6,638	54.75	79.21	5,722	57.50	77.80
Consumer	919	7.58	4.15	712	7.16	5.01

	$12,125	100.00%	100.00%	$9,950	100.00%	100.00%

	2000
Agriculture	$1,576	15.11%	4.48%
Commercial	1,281	12.28	5.95
Real estate, construction	1,544	14.81	5.99
Real estate	5,338	51.19	78.29
Consumer	689	6.61	5.29

	$10,428	100.00%	100.00%

The allowance for loan losses increased $1.2 million in 2004. The allocation of the allowance changes was due primarily to volume changes of loans outstanding and not material deterioration of credit quality. The allocated reserve for agriculture production was reduced as a result of the improved swine industry and a strong harvest season. The commercial loan allocation increased from $1,421,000 at December 31, 2004 to $1,913,000 at December 31, 2003 due to increased loan volume. Commercial operating loans were $70.5 million at December 31, 2004 compared to $48.0 million at December 31, 2003. The allocation increase in real estate is primarily related to volume changes. The real estate allocation will continue to be closely monitored in 2005 due to the growth and concerns with projected vacancy levels with rental properties in the Bank’s trade area.

 Item 1.   Business (Continued)

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities which are principally held by the Bank as of December 31, 2004, 2003 and 2002 and the maturities and weighted average yields of the investment securities as of December 31, 2004:

	December 31,

	2004	2003	2002

	(Amounts In Thousands)

Carrying value:
U. S. Treasury securities	$—	$6,138	$6,365
Obligations of other U. S. Government
agencies and corporations	133,929	152,710	134,936
Obligations of state and political subdivisions	75,194	68,535	64,528

	$209,123	$227,383	$205,829

	December 31, 2004

	Carrying Value	Weighted Average Yield

	(Amounts In Thousands)

Obligations of other U. S. Government agencies and corporations, maturities:
Within 1 year	$41,907	4.24%
From 1 to 5 years	92,022	3.10

	$133,929

Obligations of state and political subdivisions, maturities:
Within 1 year	$11,639	4.48%
From 1 to 5 years	41,355	5.67
From 5 to 10 years	21,102	4.78
Over 10 years	1,098	5.95

	$75,194

Total	$209,123

Item 1.   Business (Continued)

INVESTMENT SECURITIES

As of December 31, 2004, there were no investment securities, exceeding 10% of stockholders’ equity, other than securities of the U. S. Government agencies and corporations.

The weighted average yield is based on the amortized cost of the investment securities. The yields are computed on a tax-equivalent basis using a federal tax rate of 35%.

DEPOSITS

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2004, 2003 and 2002 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2004:

	December 31,

	2004	Rate	2003	Rate	2002	Rate

Average noninterest-bearing deposits	$124,108	0.00%	$108,414	0.00%	$92,145	0.00%
Average interest-bearing demand
deposits	141,028	0.51	122,918	0.82	96,054	1.14
Average savings deposits	239,997	0.75	214,088	0.91	194,230	1.49
Average time deposits	399,915	2.95	399,747	3.49	381,973	4.79

	$905,048		$845,167		$764,402

Time certificates issued in amounts	Amount	Rate	Amount	Rate
of $100,000 or more as of
December 31, 2004 with maturity in:
3 months or less	$10,059	1.81%	$13,728	2.84%
3 through 6 months	9,546	2.07	12,649	2.69
6 through 12 months	24,418	2.47	8,735	2.57
Over 12 months	39,687	3.66	26,854	3.84

	$83,710		$61,966

There were no deposits in foreign banking offices.

Item 1.   Business (Continued)

RETURN ON STOCKHOLDERS’ EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders’ equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Return on average assets	1.15%	1.24%	1.10%
Return on average stockholders’ equity	14.34	15.36	14.05
Dividend payout ratio	22.44	19.99	22.87
Average stockholders’ equity to average assets ratio	8.04	8.04	7.85

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2004, 2003 and 2002:

	2004	2003	2002

	(Amounts In Thousands)

Outstanding balance as of December 31	$37,985	$29,926	$20,798
Weighted average interest rate at year end	1.83%	1.00%	1.52%
Maximum month-end balance	65,316	37,205	28,882
Average month-end balance	37,441	29,323	21,240
Weighted average interest rate for the year	1.26%	1.34%	1.79%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates during 2004, 2003 and 2002:

	2004	2003	2002

	(Amounts In Thousands)

Outstanding balance as of December 31	$167,542	$167,574	$167,606
Weighted average interest rate at year end	5.35%	5.34%	5.35%
Maximum month-end balance	167,574	167,606	167,637
Average month-end balance	167,563	167,595	153,543
Weighted average interest rate for the year	5.44%	5.42%	5.52%

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

4.
The Bank leases an office at 132 East Washington Street in downtown Iowa City with approximately 2,500 square feet. The office has two 24-hour automatic teller machines and two private offices in addition to a tellers and customer service area. The lease expires in 2006. In March of 2005, the Bank will relocate its downtown Iowa City office to the Old Capitol Town Center. The 5,800 square feet location will be at the corner of Washington and Clinton Street and is one block west of the 132 East Washington Street location.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Company’s common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. The Company’s stock is not actively traded. As of March 14, 2005, the Company had 1,485 stockholders.

Based on the Company’s stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:

Year	Number Of Shares Traded	Number Of Transactions	Low Selling Price	High Selling Price

2004	8,842	22	$37.00	$33.67
2003	22,461	26	33.67	29.34
2002	50,781	22	29.34	27.34

The Company paid aggregate annual cash dividends in 2004, 2003 and 2002 of $3,185,000, $2,853,000 and $2,622,000 respectively, or $.70 per share in 2004, $.63 per share in 2003 and $.58 per share in 2002. In January 2005, the Company declared and paid a dividend of $.75 per share totaling $3,412,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

As of December 31, 2004, stock option information is as follows:

Number of shares that would be issued if all options were exercised	63,753

Weighted average price of options outstanding	$26.64

Number of additional shares that could be granted	132,426

There are no stock option plans that have not been approved by the stockholders.

Item 6. Selected Financial Data CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

	2004	2003	2002	2001	2000

YEAR-END TOTALS (Amounts in Thousands)
Total assets	$1,290,449	$1,183,521	$1,098,547	$976,105	$875,750
Investment securities	218,016	236,157	214,211	189,960	161,066
Federal funds sold	—	13,233	32,514	29,428	28,065
Loans held for sale	3,908	1,960	6,884	5,575	1,266
Loans, net	998,231	868,194	773,973	677,117	625,607
Deposits	957,236	868,652	802,321	720,018	652,706
Federal Home Loan Bank borrowings	167,542	167,574	167,606	137,637	120,668
Redeemable common stock	16,336	14,864	12,951	12,194	11,550
Stockholders’ equity	103,803	96,765	88,084	78,155	68,524

EARNINGS (Amounts in Thousands)
Interest income	$65,324	$63,381	$64,561	$63,718	$59,992
Interest expense	23,885	26,405	31,141	34,435	33,064
Provision for loan losses	1,470	424	2,449	924	948
Other income	12,542	13,852	10,658	9,257	7,514
Other expenses	31,965	29,137	25,043	22,859	20,069
Income taxes	6,351	6,998	5,122	4,613	4,059
Net income	14,195	14,269	11,464	10,144	9,366

PER SHARE
Net income:
Basic	$3.12	$3.15	$2.55	$2.26	$2.09
Diluted	3.11	3.14	2.53	2.24	2.07
Cash dividends	0.70	0.63	0.58	0.53	0.48
Book value as of December 31	22.82	21.27	19.56	17.38	15.27
Increase (decrease) in book value
due to:
ESOP obligation	(3.59)	(3.27)	(2.88)	(2.71)	(2.57)
Accumulated other
comprehensive income	0.13	0.68	1.05	0.67	0.16

SELECTED RATIOS
Return on average assets	1.15%	1.24%	1.10%	1.11%	1.14%
Return on average equity	14.34	15.36	14.05	13.94	14.94
Net interest margin	3.70	3.53	3.59	3.58	3.62
Average stockholders’ equity to
average total assets	8.04	8.04	7.85	7.96	7.63
Dividend payout ratio	22.44	19.99	22.87	23.58	23.18

Item 7.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations

The following discussion by management is presented regarding the financial results for Hills Bancorporation (“The Company”) for the dates and periods indicated. The discussion should be read in conjunction with the “Selected Consolidated Five-Year Statistical Summary” and our consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

An overview of the year 2004 is presented following the section discussing a special note regarding forward looking statements.

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

Overview

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Cedar Rapids and Marion, Iowa. At December 31, 2004 the Bank has twelve full service locations. In March of 2005, the Bank will be relocating its downtown Iowa City office to the Old Capitol Town Center to provide a 5,800 square foot office compared to the existing 2,500 square feet location.

The Company’s net income for 2004 was $14,195,000 compared to $14,269,000 in 2003. Diluted earnings per share were $3.11 and $3.14 for the years ended December 31, 2004 and 2003. As discussed in the net income overview section the results in 2004 were very favorable given that the net gain on sale of loans into the secondary market were $1.5 million in 2004 compared to $4.3 million in 2003. Also in 2003 the provision for loan losses was $1.0 million less than in 2004.

The Bank depends on its net interest income as the largest component of revenue and it is a function of the average earnings assets and the net interest margin percentage. For the period ended December 31, 2004, the Bank achieved a net interest margin of 3.70% compared to 3.53% in 2003. This favorable increase coupled with the average earning assets growth of $74.6 million resulted in a $4.5 million increase in net interest margin. The margin increase was the key to the Company achieving the financial results in 2004 given the large reduction in net gain on sale of loans compared to 2003 and the smaller provision for loan losses in 2003.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations  (Continued)

Milestones reached on the balance sheet as of December 31, 2004 for the Company included the following:

•	Net loans are over $1 billion at $1.002 billion.

•	Loan growth in 2004 of $132 million and deposit growth of $88.6 million.

•	Stockholders’ equity increased $7.0 million with dividends paid in 2004 of $3.2 million.

•	Three-for-one stock split effective on April 19, 2004.

The return on average equity in 2004 was 14.34% and 15.36% in 2003. The returns for the three previous years in 2002, 2001 and 2000 were 14.05%, 13.94% and 14.94% respectively. The total equity of the Company remains strong as of December 31, 2004 with total risk-based capital at 14.03% and Tier 1 risk-based capital at 12.78%. The minimum regulatory guidelines are 8% and 4% respectively. The Company continues to increase the dividend per share with $.70, $.63 and $.58 paid out in the years ended December 31, 2004, 2003 and 2002 respectively.

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of December 31, 2004 and 2003 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Position

Year End Amounts (Amounts In Thousands)	2004	2003	2002	2001	2000

Total assets	$1,290,449	$1,183,521	$1,098,547	$976,105	$875,750
Loans, net of allowance for losses (“Net Loans”)	1,002,139	870,154	780,857	682,692	626,873
Deposits	957,236	868,652	802,321	720,018	652,706
Investment securities	218,016	236,157	214,211	189,960	161,066
Federal Home Loan Bank borrowings	167,542	167,574	167,606	137,637	120,668
Stockholders’ equity	103,803	96,765	88,084	78,155	68,524

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations  (Continued)

Total assets at December 31, 2004 increased $106.9 million, or 9.03%, from the prior year-end. Asset growth from 2002 to 2003 was $85.0 million and represented a 7.74% increase. The largest growth in assets occurred in Net Loans, which had an increase of $132.0 million and $89.3 million for the years ended December 31, 2004 and 2003 respectively.

Loan demand remained strong in 2004 despite the increase in interest rates. The rise in interest rates is also discussed in detail in the net income overview that follows the financial position review. The movements of the federal funds target rate by the Federal Reserve Open Market Committee started on June 30, 2004 and focused consumers on concerns with higher interest rates. By December, 2004, the rate had increased from 1.00% to 2.25%. Interest rates on loans are generally affected since the U.S. Treasury market rates normally move with a raise by the Federal Reserve. The Bank prices its real estate loans based on the U.S. Treasury indexes. In 2004 the average rate indexes were approximately 50 basis points higher than those that existed in 2003. Due to this relatively small increase, loan demand was not significantly affected by the interest rate movements. Net Loans include loans held for sale to the secondary market of $3.9 million compared to $2.0 million at the end of 2003. Loans secured by real estate continue to see the largest increase in terms of growth. These loans increased $101.5 million in 2004 and had an increase of $75.2 million in 2003. The real estate loans for one to four residential properties accounted for increases of $47.8 million in 2004 and $43.2 million in 2003. Commercial real estate loans increased a net $34.2 million for 2004 and $17.7 million for 2003. The other large increase for loans occurred for commercial loans which in 2004 increased a total of $22.5 million and $1.1 million in 2003. The increases in both years were driven by the continued favorable level of interest rates which during 2003 were at fifty year lows. In addition, the overall economy in the Company’s principal place of business, Johnson and Linn Counties, remain in good economic condition with unemployment levels that remain low. Competition for quality loans and deposits will continue to be a challenge. In both counties, new banks and credit unions have been opened in the last few years. Between 2001 and 2004, six new banking locations were added in Johnson County and ten in Linn County. The sixteen new locations include an office of one of the state’s largest credit unions and several large Des Moines based banks. The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $88.6 million in 2004. This increase in deposits included two large deposits of public funds that totaled $37.9 million at December 31, 2004. The Company was the successful bidder for these bond proceeds, which will be disbursed over the next two years. The deposits are priced at similar rates as FHLB advances for the expected maturities. Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, increased from $30.0 million to $38.0 million. Federal funds purchased increased by $19.2 million, and repurchase agreements were down $11.2 million. Deposits increased by $66.3 million, or 8.27%, in 2003. Also in 2003, securities sold under agreements to repurchase increased by $9.1 million to $30.0 million. In the last three years, the Bank has established new offices in the Cedar Rapids and Marion areas and has relocated its office on the East side of Iowa City. These actions have been helpful in adding new deposit customers for the Bank. In Linn County, as of June 30, 2004, the Company had approximately $128 million in deposits, or 3.6% of the total deposit market of $3.6 billion. The Bank has added three offices in the Cedar Rapids-Marion area since 2000, with two of the offices added in 2003 and 2002, respectively to capitalize on the strong Linn County market which is about twice the size of the Johnson County market. Johnson County had fourteen banks and Linn County had twenty-eight banks at the end of 2004. In addition, there were two credit unions in Johnson County while Linn County had eight credit unions. In the last two years, the Company has increased its market share in Linn County and has maintained its market share of total deposits in Johnson County of 36.2% as of June 30, 2004, according to the latest deposits data available from the FDIC. While there is increasing competition in the Linn County market, the Bank’s three newest offices in Linn County grew by a total of $42.4 million in 2003 and 2004, and management anticipates that the Bank’s market share in Linn County will continue to grow in the future.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations  (Continued)

Investment securities decreased by $18.1 million in 2004. In 2003, investment securities increased by $21.9 million. The investment portfolio consists of $204.1 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity. The securities portfolio, which includes tax exempt securities and stock of the FHLB that is required for borrowings, is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management. During 2004, the major funding sources for the growth in loans were the $88.6 million increase in deposits and decreases in both the investment securities and federal funds sold, which totaled $31.3 million. In 2003, the major source of funding for the growth in loans was deposit growth of $66.3 million and a reduction in federal funds sold by $19.3 million. In 2004 and 2003, no additional funding was required from the Federal Home Loan Bank (FHLB) and the total advances from the FHLB remained at approximately $167.5 million for both years. It is expected that the FHLB funding source will be used in the future when loan growth exceeds deposit increases and the interest rates are favorable compared to other funding alternatives.

Stockholders’ equity was $103.8 million at December 31, 2004 compared to $96.8 million at December 31, 2003. The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section. Over the last five years, the Company has realized cumulative earnings of $59.4 million and paid shareholders dividends of $14.0 million, or 23.6% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% Increase (Decrease)	E.P.S.-Diluted

	(In Thousands)
2004	$14,195	(0.05)%	$3.11
2003	14,269	24.47	3.14
2002	11,464	13.01	2.53
2001	10,144	8.31	2.24
2000	9,366	10.63	2.07

Net income for 2004 was down by $74,000 from the Company’s record high net income of $14,269,000 in 2003. As indicated in the table above, diluted earnings per share were down as a result of the decrease in net income. Despite a reduction on the net gain on sale of loans in 2004 compared to 2003 of $2.8 million and an increase of $1,046,000 in the provision for loan losses in 2004 compared to 2003, the Company was able to achieve net income of $14,195,000.

Significant factors that aided in maintaining a similar level of profit in 2004 were the growth of average earning assets and the improvement in the net interest margin. These two items accounted for a $4.5 million increase in the net interest income and offset the increased provision for loan losses, the reduction in other income and increased operating expenses for the year.

Annual fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is net interest margin. Net interest income of $41.4 million in 2004 was derived from the Company’s $1.159 billion of average earning assets and its net interest margin of 3.70%, compared to 3.53% in 2003. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of only 10 basis points to 3.60% would result in a $1.1 million decrease in income before taxes. Net interest margin decreased to 3.53% from 3.59% in 2003.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations  (Continued)

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest earning assets are in loans outstanding, which amounted to more than $1.012 billion at the end of 2004. The increase in the provision for loan losses was a principal factor in the increase in the Company’s allowance for loan losses to $13.8 million at December 31, 2004. (See Note 3 to the Financial Statements.) An increase in problem loans results in a higher allocation to the provision for loan loss, which in turn reduces the Company’s net income.

The amount of mortgage loans sold on the secondary market is the third significant factor. The net gain for 2004 was $1.5 million. The gain on the sale of loans on the secondary market previously has ranged from $0.3 million in 1999 to $4.3 million in 2003. Sales of loans on the secondary market are influenced by the real estate market and interest rates. Low interest rates, which also help spur new loan growth and secondary market loans (including refinancing), had been at record lows when compared to interest rate levels over the last fifty years in 2003. Effective June 25, 2003, the Federal Reserve Open Market Committee lowered the federal funds target rate to 1.00%, the lowest level since July 1958. The June 25, 2003 decrease was the thirteenth decrease since May 16, 2000, when the federal funds rate was 6.50%. Beginning with an increase of 25 basis points on June 30, 2004, the federal funds rate has been increased five times to 2.25% with the last raise effective December 14, 2004. The prime rate has also increased from 4.00% to 5.25%. As a result of this, coupled with the fact that many consumers had taken advantage of lower rates, the volume of loans sold and the related level of income from this mortgage activity did not continue at the pace which occurred during most of 2003 and into 2004.

Net income for 2003 reached a record high of $14,269,000, or diluted earnings per share of $3.14. For 2003, diluted earnings per share increased $.61 per share. Net income for the year ended December 31, 2003, represented a $2,805,000 increase over the reported income for the same period in 2002. Net interest income, including fees increased $3.6 million for the year ended December 31, 2003 compared to 2002. The improvement was due to an increase in average earning assets of $116.4 million. The mortgage refinancing growth continued in 2003 as the number of loans sold on the secondary market and the resulting gain on sale was $4,278,000, which was $2,287,000 more than 2002.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations (Continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The volume of average earning assets has continued to grow each year, primarily due to new loans. The net interest margin increased in 2004 to 3.70% and compares favorably to 3.53% in 2003, 3.59% in 2002, 3.58% in 2001 and 3.62% in 2000. The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 2004 as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)

			Volume Changes	Rate Changes	Net Change

	(Amounts In Thousands)
Interest income:
Loans, net	$105,549	(0.39)%	$6,632	$(3,372)	$3,260
Taxable securities	(201)	(0.67)	(8)	(1,010)	(1,018)
Nontaxable securities	7,493	(0.36)	408	(241)	167
Federal funds sold	(38,256)	(0.03)	(369)	14	(355)

	$74,585		$6,663	$(4,609)	$2,054

Interest expense:
Interest-bearing demand deposits	$18,110	(0.31)%	$131	$(427)	$(296)
Savings deposits	25,909	(0.16)	217	(370)	(153)
Time deposits	168	(0.54)	6	(2,175)	(2,169)
Short-term borrowings	8,118	(0.08)	101	(25)	76
FHLB borrowings	(32)	0.02	(1)	23	22

	$52,273		$454	$(2,974)	$(2,520)

Change in net interest income			$6,209	$(1,635)	$4,574

Net interest income changes for 2003 were as follows:

	Change In Average Balance	Effect Of Volume Changes	Effect Of Rate Changes	Net Changes

	(Amounts In Thousands)
Interest-earning assets	$116,377	$7,547	$(8,729)	$(1,182)
Interest-bearing liabilities	86,631	2,254	(6,990)	(4,736)

Change in net interest income		$5,293	$(1,739)	$3,554

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

A summary of the net interest spread and margin is as follows:
(Tax Equivalent Basis)	2004	2003	2002

Yield on average interest-earning assets	5.76%	5.96%	6.80%
Rate on average interest-bearing liabilities	2.42	2.83	3.68

Net interest spread	3.34	3.13	3.12
Effect of noninterest-bearing funds	0.36	0.40	0.47

Net interest margin (tax equivalent interest income
divided by average interest-earning assets)	3.70%	3.53%	3.59%

Provision for Loan Losses

The provision for loan losses totaled $1,470,000, $424,000 and $2,449,000 for 2004, 2003 and 2002, respectively. Loan charge-offs net of recoveries were $265,000 in 2004 and $274,000 in 2002. Recoveries net of charge-offs for 2003 were $36,000. The large increase in the provision in 2004 compared to 2003 is based on management’s December 31, 2004 analysis of the loan portfolio. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of impaired loans (which are all non-accrual) and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks (primarily agricultural loans).

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments. The Company also considers the state of the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space. In most instances the borrowers have used in their rental projections of income at least a 10% vacancy rate. As of December 31, 2004, the unemployment levels in Johnson County and Linn County were 3.8% and 4.8%, respectively. These levels compare favorably to the State of Iowa at 4.7% and the national unemployment level at 5.4%. The residential rental vacancy rates in 2004 in Johnson County, the largest trade area for the Company, were 10.0% in Iowa City and Coralville and 9.3% in the Cedar Rapids area. The State of Iowa vacancy rate is 8.3% and the national rate is 10.0% with the Midwest rate at 12.4%. The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.

The amount of problem or watch loans considered in the reserve computation increased approximately $1.1 million from the end of 2003 to 2004. The increase was related to real estate mortgage loans. Overall loan balances for such loans continue to increase significantly. Some softness in the rental market place has been observed, although loan delinquency is about at the same level as the preceding year. Problem or watch loans considered in the estimate for December 31, 2003 involved similar balances to December 31, 2002. The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the years ended December 31, 2004 and 2003, recoveries were $1,103,000 and $1,680,000, respectively; and charge-offs were $1,368,000 in 2004 and $1,644,000 in 2003.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (Continued)

The allowance for loan losses totaled $13,790,000 at December 31, 2004 compared to $12,585,000 at December 31, 2003. The percentage of the allowance to outstanding loans was 1.36% and 1.43% at December 31, 2004 and 2003, respectively. The percentage decrease was due to loan growth (fueled primarily by an increase in demand for real estate mortgages) and a decrease in the number of “problem” or “watch” loans as a percentage of total loans outstanding. The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in Net Loans outstanding. The methodology used in 2004 is consistent with the methodology used in the prior year.

Agricultural loans totaled $39,116,000 and $38,153,000 at December 31, 2004 and 2003, respectively. The level of agriculture loans during the last five years compared to total loans has varied from a high of 4.95% to a low of 3.87% in 2004. Management has assessed the risks for agricultural loans to be higher than other loans due to unpredictable commodity prices, the effects of weather on crops and uncertainties regarding government support programs. In particular, loans that are in the swine production segment continue to be of major concern as prices for hogs are subject to severe fluctuations.

The University of Iowa, because of its 24,500 employees and because of its total budget in Johnson County, has a tremendous impact on the economy of the Bank’s primary trade area. In 2004 and 2003, the University of Iowa helped Johnson County’s economy remain strong. The economy of the state of Iowa has recovered somewhat from recent weakness, but the University continues to suffer from budget limitations. For its fiscal year beginning July 1, 2005, the University expects continued budget constraints. The possible effects on the local economy cannot be predicted, but such budget limitations may weaken the economy in future years.

Other Income

The other income of the Company was $12,542,000 in 2004 compared to $13,852,000 in 2003. The net decrease is $1,310,000. In 2003, the total other income increased $3,194,000 from 2002. The amount of the net gain on sale of secondary market mortgage loans in each year had the greatest impact on the change in other income for the three years presented. The gain was $1,495,000 in 2004, $4,278,000 in 2003 and $1,991,000 in 2002. The volume of activity in these types of loans is directly related to the level of interest rates, which were low in 2002 and continuing in 2003. Many consumers took advantage of the rates and refinanced their mortgage. In 2004, rates did not drop sufficiently to make it feasible for a similar volume of refinancing to occur. The servicing on the loans sold into the secondary market is not retained by the Company so there is not an ongoing stream of income.

Trust fees increased $276,000 to $2,720,000 in 2004. Trust fees were relatively flat in 2003 and 2002 at $2,444,000 and $2,352,000, respectively. As of December 31, 2004, the Bank’s Trust Department had $694 million in assets under management and this compares to $623 million and $484 million at December 31, 2003 and 2002, respectively. Trust fees are based on total assets under management. The trust assets that are the most volatile are those that are held in common stocks, which amounts to approximately 53% of assets under management. In 2004 the market value of such common stock continued to increase, but at a much slower pace than in 2003 after large decreases in 2002. An example of the changes is the Dow Jones Industrial Average which increased over 3% in 2004; over 25% in 2003 and decreased over 16% in 2002.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (Continued)

Service charges and fees increased $342,000 in 2004 to $5,254,000 from $4,912,000 in 2003. Such charges and fees include fees on deposit accounts and credit card processing fees on merchant accounts. Debit card interchange fees increased by $156,000 and merchant credit card processing fees increased by $193,000. Both of the increases were due to volume changes in debit card usage and credit card activity. Other deposit fees remained at 2003 levels in total. The rental revenue on tax credit real estate with respect to which the Company is a limited partner increased to $711,000 from $377,000 in 2003. This income was the direct result of a new property added in January of 2004. Other noninterest income was $2,362,000 in 2004 and $2,058,000 in 2003. The increase of $304,000 in 2004 was due to a $176,000 increase in ATM fees to consumers due to additional volume of transactions and rental of ATMs to businesses. Total other income in 2003 was also partially offset by $177,000 in investment securities losses. In 2004 and in 2002, no securities losses were reported.

Service charges and fees increased by $494,000 from 2002 to 2003, resulting in total fees of $4,912,000 in 2003. The increase in the number of customer deposit accounts, along with an increase in fees, accounted for $327,000. Debit card interchange fees increased $89,000 due to volume changes, and credit card processing fee income was up $78,000 due primarily to new accounts. Other noninterest income increased from $1,869,000 in 2002 to $2,058,000 in 2003.

Other Expenses

Total other expenses were $31,965,000 and $29,137,000 for the years ended December 31, 2004 and 2003, respectively. The increase includes $769,000 in salaries and benefits, a 4.84% increase which is the direct result of salary adjustments for 2004, and a net increase in full-time equivalents of five since December 31, 2003. Medical expenses included with salaries and benefits increased to $1.3 million from $1.1 million in 2003. This increase is due to the hiring of new employees and to 18% increases in medical and drug costs. All other expenses other than salaries and benefits increased a total of $2,059,000, or 15.53%. The majority of the increase of $2,059,000 is accounted for by three items. These items are advertising and business development increases of $462,000, an increase in outside services of $693,000 and a $431,000 increase in the rental expense on tax credit real estate. During 2004 the Company celebrated its 100th anniversary and in connection with observing this anniversary had a number of special promotions to celebrate with customers, employees and shareholders. The Bank’s employees were involved in the construction of a Habitat for Humanity home in Iowa City, Iowa, with total costs of approximately $75,000 not including labor. Other special items included employee events and special customer promotion items to assist in the retail growth of primarily deposits over the prior year by $125,000. In addition, as a result of its scorecard points awarded for credit card charges, the Bank incurred costs of $150,000 more than in 2003. This increase was due to additional volume of credit card charges and more points redeemed by customers than expected.

Outside service expenses increased $693,000 to $4,575,000 in 2004. The outside services include professional fees, courier services and ATM fees, processing charges for the merchant credit card program, retail credit cards, and other data processing services. Professional fees increased by $422,000 and included audit fee increases of $106,000 and services of $150,000 provided by outside consultants to assist the Company in complying with the Sarbanes-Oxley Act. This requirement was new in 2004 and will be an ongoing cost. In addition, attorney fees increased $50,000 both due to Sarbanes-Oxley matters and regulatory compliance issues. Also, the Company effective July 1, 2004 outsourced more of its Internal Audit work and as part of the outsourcing process incurred fees of $50,000. Data processing and credit card processing (including debit cards) increased $329,000 due to a volume increase in transactions. The rental expenses on the tax credit real estate increased to $927,000 in 2004 compared to $496,000 in 2003. This increase was due to the new property added in January of 2004. This expense for 2004 includes $457,000 of depreciation compared to $171,000 in 2003.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations  (Continued)

Total other expenses were $25,443,000 for the year ended December 31, 2002. The increase in expenses in 2003 was $3,694,000. This included an increase of $2,212,000 in salaries and benefits, which was the direct result of salary adjustments for 2003 and a net increase in full-time equivalents of fifteen during 2003. The new employees added included nine in the secondary loan market department and eleven in the Marion office, which opened in February 2003. Medical expenses included with salaries and benefits increased to $1.1 million from $825,000 in 2002. This increase was due to the hiring of new employees and to 20% increases in health and drug costs. All other expenses other than salaries and benefits increased a total of $1,482,000, or 12.58%. Outside service expenses increased during 2003 by $557,000. Direct expenses for the secondary market are included in outside services for items such as direct underwriting expense and related expenses were $285,000 higher in 2003 than in 2002. Advertising and business development expenses increased from $1,390,000 in 2002 to $1,769,000 in 2003. The change was due to increased marketing at all offices for deposit related accounts and marketing the new Marion location. Also included was an increase in charitable contributions of $151,000 for 2003.

Income Taxes

Income tax expense was $6,351,000, $6,998,000 and $5,122,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Income taxes as a percentage of income before income taxes were 30.91% in 2004, 32.91% in 2003 and 30.88% in 2002. The percentage in 2004 was less than 2003 due to additional tax credits available as a result of the tax credit property placed in service in January of 2004. The amount of tax credits was $596,000 for 2004 and $234,000 for 2003. In 2002, the tax credits were $345,000.

Impact of Recently Issued Accounting Standards

In December, 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN 46 applies to a public entity that is not a small business issuer no later than the end of the first reporting period that ends after March 15, 2004. The impact of adopting FIN 46 in 2004 on the Company’s financial condition and results of operations was not material.

In March, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 pertains to recognizing and disclosing loan commitments and was effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The Company adopted the provisions of SAB 105 beginning April 1, 2004. Adoption of SAB 105 did not have a material impact on the Company’s financial position or results of operations.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations  (Continued)

At its March 2004 meeting, the Emerging Issues Task Force (“EITF”) revisited EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF No. 03-1”). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities’ fair values will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. However, the FASB has since issued a statement of financial position deferring the effective date of the revised EITF No. 03-1 until further implementation issues are resolved. Adoption of the revised EITF No. 03-1 could have an impact on the Company’s financial position and results of operations, but the extent of any impact will vary due to the fact that the revised EITF No. 03-1, as issued, calls for many judgments and the gathering of additional evidence as such evidence exists at each securities valuation date.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note 1 in the Consolidated Financial Statements included in the Company’s Form 10-K. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations  (Continued)

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 2004, the Company’s interest rate sensitivity report is as follows (amounts in thousands):

	Repricing Maturities Immediately	Days				More than One Year	Total

		2-30	31-90	91-180	181-365

Earning assets:
Investment
securities	$—	$3,610	$6,870	$16,435	$26,215	$164,886	$218,016
Loans	6,563	151,062	21,872	37,204	82,101	717,127	1,015,929

Total	6,563	154,672	28,742	53,639	108,316	882,013	1,233,945

Sources of funds:
Interest-bearing
checking and
savings accounts	151,647	—	—	—	—	242,387	394,034
Certificates of
deposit	—	16,565	27,227	37,492	120,617	230,045	431,946
Other borrowings -
FHLB	—	—	—	—	4,350	163,192	167,542
Federal funds and
repurchase
agreements	37,985	—	—	—	—	—	37,985

	189,632	16,565	27,227	37,492	124,967	635,624	1,031,507

Other sources,
primarily
noninterest-
bearing	—	—	—	—	—	131,256	131,256

Total sources	189,632	16,565	27,227	37,492	124,967	766,880	1,162,763

Interest
Rate Gap	$(183,069)	$138,107	$1,515	$16,147	$(16,651)	$115,133	$71,182

Cumulative Interest
Rate Gap
at December 31, 2004	$(183,069)	$(44,962)	$(43,447)	$(27,300)	$(43,951)	$71,182

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

Effects of Inflation

The consolidated financial statements and the accompanying notes have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact in the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. In the current economic environment, liquidity and interest rate adjustments are features of the Company’s asset/liability management, which are important to the maintenance of acceptable performance levels. The Company attempts to maintain a balance between monetary assets and monetary liabilities, over time, to offset the potential effects of changing interest rates.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations (Continued)

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $2,891,000 as of December 31, 2004. In 2004, the Company received dividends of $3,186,000 from its subsidiary Bank and used those funds to pay dividends to its stockholders of $3,185,000.

As of December 31, 2004 and 2003, stockholders’ equity, before deducting for the maximum cash obligation related to the ESOP, was $120,139,000 and $111,629,000 respectively. This measure of stockholders’ equity as a percent of total assets was 9.31% at December 31, 2004 and 9.43% at December 31, 2003. As of December 31, 2004, total equity was 8.04% of assets compared to 8.18% of assets at the prior year end. The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary Bank, which affects the Bank’s dividends to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary Bank, certain of its retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company totaled approximately $13,282,000, $10,820,000 and $6,092,000 as of December 31, 2004, 2003 and 2002, respectively.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991, and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements that member banks must maintain.

As of December 31, 2004, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders’ equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighting the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by “credit conversion factors” to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

The Bank is an insured state bank, incorporated under the laws of the state of Iowa. As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the “Superintendent”). Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain circumstances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets. At December 31, 2004, the Tier 1 risk-based leverage ratio of the Bank was 8.84% and exceeded the ratio required by the Superintendent.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations (Continued)

The actual amounts and capital ratios as of December 31, 2004 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Company:
Total risk based capital	$128,541	14.03%	8.00%	10.00%
Tier 1 risk based capital	117,063	12.78	4.00	6.00
Leverage ratio	117,063	9.09	3.00	5.00
Bank:
Total risk based capital	125,211	13.68	8.00	10.00
Tier 1 risk based capital	113,740	12.43	4.00	6.00
Leverage ratio	113,740	8.84	3.00	5.00

The Bank is classified as “well capitalized” by FDIC capital guidelines.

On a consolidated basis, 2004 cash flows from operations provided $18,562,000; proceeds of net securities provided $12,895,000 and net increases in deposits provided $88,584,000. These cash flows were invested in Net Loans of $131,507,000. Also, federal funds sold decreased by $13,233,000 to assist in the funding of the Bank’s increased loan demand. In addition, $2,071,000 was used to purchase property and equipment.

At December 31, 2004, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $163,291,000 (see Note 14 to the Financial Statements). Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements. It may also obtain additional funds from the Federal Home Loan Bank (FHLB). The Bank as of December 31, 2004 can obtain an additional $168 million from the FHLB based on the current real estate mortgage loans held. In addition, the Bank has arranged $118 million of credit lines at three banks and as of December 31, 2004 $19.2 million has been used for federal funds purchased. The borrowings under these credit lines would be secured by the Bank’s investment securities. As a further source of liquidity, $54 million of additional securities are available to be pledged or liquidated.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations (Continued)

Contractual Obligations and Commitments

As disclosed in Note 14 to the financial statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2004:

	Payments Due By Period

	(Amounts In Thousands)
	Total	Less Than One Year	One- Three Years	Three- Five Years	More than Five Years

Contractual obligations:
Long-term debt obligations	$167,542	$4,350	$42,750	$80,442	$40,000
Operating lease obligations	1,350	195	329	258	568

Total contractual obligations:	$168,892	$4,545	$43,079	$80,700	$40,568

Other commitments:
Lines of credit	$163,291	$122,233	$37,670	$3,388	$—
Standby letters of credit	12,693	12,693	—	—	—

Total other commitments	$175,984	$134,926	$37,670	$3,388	$—

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Related Party Transactions

The Bank’s primary transactions with related parties are the loan and deposit relationships it maintains with officers, directors and entities related to these individuals. The Bank makes loans to related parties under substantially the same interest rates, terms and collateral as those prevailing for comparable transactions with unrelated persons. In addition, these parties may maintain deposit account relationships with the Bank that also are on the same terms as with unrelated persons. As of December 31, 2004 and 2003, loan balances to related individuals and businesses totaled $36,247,000 and $32,454,000, respectively. Deposits from these related parties totaled $7,078,000 and $5,800,000 as of December 31, 2004 and 2003, respectively.

Commitments and Trends

The Company and the Bank have no material commitments or plans that will materially affect liquidity or capital resources. Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

Market Risk Exposures

The Company’s primary market risk exposure is to changes in interest rates. The Company’s asset/liability management, or its management of interest rate risk, is focused primarily on evaluating and managing net interest income given various risk criteria. Factors beyond the Company’s control, such as market interest rates and competition, may also have an impact on the Company’s interest income and interest expense. In the absence of other factors, the Company’s overall yield on interest-earning assets will increase as will its cost of funds on its interest-bearing liabilities when market interest rates increase over an extended period of time. Inversely, the Company’s yields and cost of funds will decrease when market rates decline. The Company is able to manage these swings to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$67,295	$37,820	$67,697	$94,484	$107,215	$44,558	$419,069	$426,946
Average
interest rate	6.06%	6.47%	6.29%	6.01%	5.99%	5.55%	6.05%

Loans, variable:
Balance	$89,471	$6,269	$9,511	$27,248	$10,939	$449,514	$592,952	$592,952
Average
interest rate	6.98%	6.20%	5.70%	4.50%	5.18%	5.78%	5.90%

Investments (1):
Balance	$52,630	$39,030	$47,315	$35,548	$10,795	$32,698	$218,016	$218,002
Average
interest rate	4.32%	3.67%	3.45%	4.21%	5.42%	4.15%	4.03%

Liabilities:
Liquid
deposits (2):
Balance	$394,034	$—	$—	$—	$—	$—	$394,034	$396,195
Average
interest rate	0.83%	0.00%	0.00%	0.00%	0.00%	0.00%	0.83%

Deposits,
certificates:
Balance	$201,901	$98,220	$56,237	$45,355	$30,233	$—	$431,946	$420,792
Average
interest rate	2.20%	3.23%	4.06%	3.78%	3.70%	0.00%	2.95%

(1)	Includes all available-for-sale investments, held-to-maturity investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes passbook accounts, NOW accounts, Super NOW accounts and money market funds.

Item 7B.  Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining a system of internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system and through examinations by an internal audit function that coordinates its activities with the Company’s Independent Registered Public Accounting Firm.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2004.

The Company’s management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data are included on Pages 50 through 83.

KPMG LLP
2500 Ruan Center
 666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hills Bancorporation:

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hills Bancorporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Des Moines, Iowa
March 8, 2005

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.

KPMG LLP
2500 Ruan Center
666 Grand Avenue
 Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm
 the Board of Directors and Stockholders

Hills Bancorporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Hills Bancorporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hills Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hills Bancorporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hills Bancorporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

Des Moines, Iowa
March 8, 2005

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of Hills Bancorporation and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Hills Bancorporation and subsidiary for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Iowa City, Iowa February 25, 2003

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003 (Amounts In Thousands, Except Shares)

ASSETS	2004	2003

Cash and due from banks (Note 10)	$23,008	$24,194
Investment securities (Notes 2 and 6):
Available for sale (amortized cost 2004 $203,208 ; 2003 $214,530)	204,123	219,430
Held to maturity (fair value 2004 $4,986; 2003 $8,064)	5,000	7,953
Stock of Federal Home Loan Bank	8,893	8,774
Federal funds sold	—	13,233
Loans held for sale	3,908	1,960
Loans, net (Notes 3, 7 and 11)	998,231	868,194
Property and equipment, net (Note 4)	21,814	22,210
Tax credit real estate	8,010	2,282
Accrued interest receivable	7,349	7,303
Deferred income taxes (Note 9)	4,506	2,411
Goodwill	2,500	2,500
Other assets	3,107	3,077

	$1,290,449	$1,183,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$131,256	$116,206
Interest-bearing deposits (Note 5)	825,980	752,446

Total deposits	957,236	868,652
Short-term borrowings (Note 6)	37,985	29,926
Federal Home Loan Bank borrowings (Note 7)	167,542	167,574
Accrued interest payable	1,632	1,735
Other liabilities	5,915	4,005

	1,170,310	1,071,892

Commitments and Contingencies (Notes 8 and 14)

Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 8)	16,336	14,864

Stockholders’ Equity (Note 10)
Capital stock, no par value; authorized 10,000,000 shares;
issued 2004 4,549,656 shares; 2003 4,550,034 shares	—	—
Paid in capital	11,364	11,353
Retained earnings	108,199	97,189
Accumulated other comprehensive income	576	3,087

	120,139	111,629
Less maximum cash obligation related to ESOP shares (Note 8)	16,336	14,864

	103,803	96,765

	$1,290,449	$1,183,521

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2004, 2003 and 2002 (Amounts In Thousands, Except Per Share Amounts)
	2004	2003	2002

Interest income:
Loans, including fees	$57,569	$54,362	$54,363
Investment securities:
Taxable	5,250	6,268	7,412
Nontaxable	2,478	2,369	2,266
Federal funds sold	27	382	520

Total interest income	65,324	63,381	64,561

Interest expense:
Deposits	14,302	16,926	22,294
Short-term borrowings	470	389	375
FHLB borrowings	9,113	9,090	8,472

Total interest expense	23,885	26,405	31,141

Net interest income	41,439	36,976	33,420
Provision for loan losses (Note 3)	1,470	424	2,449

Net interest income after provision for loan losses	39,969	36,552	30,971

Other income:
Net gain on sale of loans	1,495	4,278	1,991
Trust fees	2,720	2,444	2,352
Service charges and fees	5,254	4,912	4,418
Rental revenue on tax credit real estate	711	337	428
Other noninterest income	2,362	2,058	1,869
Net losses on sale of investment securities	—	(177)	—

	12,542	13,852	11,058

Other expenses:
Salaries and employee benefits	16,648	15,879	13,667
Occupancy	2,124	1,899	1,817
Furniture and equipment	3,183	3,008	2,892
Office supplies and postage	1,215	1,245	1,167
Advertising and business development	2,231	1,769	1,390
Outside services	4,575	3,882	3,725
Rental expenses on tax credit real estate	927	496	428
Other noninterest expenses	1,062	959	357

	31,965	29,137	25,443

Income before income taxes	20,546	21,267	16,586
Federal and state income taxes (Note 9)	6,351	6,998	5,122

Net income	$14,195	$14,269	$11,464

Earnings per share:
Basic	$3.12	$3.15	$2.55
Diluted	3.11	3.14	2.53

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years Ended December 31, 2004, 2003 and 2002 (Amounts In Thousands)

	2004	2003	2002

Net income	$14,195	$14,269	$11,464

Other comprehensive income (loss),
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the year,

net of income taxes 2004 $(1,474); 2003 ($960); 2002 $998	(2,511)	(1,746)	1,700

Less: reclassification adjustment for losses included in net income,

net of income taxes	—	112	—

Other comprehensive income (loss)	(2,511)	(1,634)	1,700

Comprehensive income	$11,684	$12,635	$13,164

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Years Ended December 31, 2004, 2003 and 2002 (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2001	$10,397	$76,931	$3,021	$(12,194)	$78,155
Issuance of 8,673 shares of

common stock	127	—	—	—	127
Redemption of 1,185 shares

of common stock	(30)	—	—	—	(30)

Change related to ESOP shares	—	—	—	(757)	(757)

Net income	—	11,464	—	—	11,464
Income tax benefit related to

stock based compensation	47	—	—	—	47

Cash dividends ($.58 per share)	—	(2,622)	—	—	(2,622)

Other comprehensive income	—	—	1,700	—	1,700

Balance, December 31, 2002	10,541	85,773	4,721	(12,951)	88,084

Issuance of 46,872 shares

of common stock	465	—	—	—	465

Change related to ESOP shares	—	—	—	(1,913)	(1,913)

Net income	—	14,269	—	—	14,269
Income tax benefit related to

stock based compensation	347	—	—	—	347

Cash dividends ($.63 per share)	—	(2,853)	—	—	(2,853)

Other comprehensive income (loss)	—	—	(1,634)	—	(1,634)

Balance, December 31, 2003	11,353	97,189	3,087	(14,864)	96,765

Issuance of 222 shares of

common stock	7	—	—	—	7
Redemption of 600 shares

of common stock	(18)	—	—	—	(18)

Change related to ESOP shares	—	—	—	(1,472)	(1,472)

Net income	—	14,195	—	—	14,195
Income tax benefit related to

stock based compensation	22	—	—	—	22

Cash dividends ($.70 per share)	—	(3,185)	—	—	(3,185)

Other comprehensive income (loss)	—	—	(2,511)	—	(2,511)

Balance, December 31, 2004	$11,364	$108,199	$576	$(16,336)	$103,803

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2004, 2003 and 2002 (Amounts In Thousands)
	2004	2003	2002

Cash Flows from Operating Activities

Net income	$14,195	$14,269	$11,464
Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation	2,467	2,242	2,316

Provision for loan losses	1,470	424	2,449

Net losses on sale of investment securities	—	177	—

Compensation expensed through issuance of common stock	7	90	75

Deferred income taxes	(621)	520	(1,096)
Increase in accrued interest receivable	(46)	(25)	(21)

Amortization of bond discount, net	1,261	976	431

(Increase) decrease in other assets	(30)	135	(849)

Increase (decrease) in accrued interest and other liabilities	1,807	(1,460)	1,095
Loans originated for sale	(144,017)	(316,637)	(176,195)

Proceeds on sales of loans	143,564	325,839	176,877
Net gain on sales of loans	(1,495)	(4,278)	(1,991)

Net cash provided by operating activities	18,562	22,272	14,555

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:

Available for sale	77,397	73,529	59,140

Held to maturity	6,898	3,639	3,819

Proceeds from sales of available for sale securities	—	11,658	—
Purchases of investment securities:
Available for sale	(67,455)	(110,949)	(84,943)

Held to maturity	(3,945)	(3,570)	—

Federal funds sold, net	13,233	19,281	(3,086)
Loans made to customers, net of collections	(131,507)	(94,645)	(99,305)
Purchases of property and equipment	(2,071)	(2,952)	(2,819)

Investment in tax credit real estate	(5,728)	(127)	108

Net cash used in investing activities	(113,178)	(104,136)	(127,086)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) Years Ended December 31, 2004, 2003 and 2002 (Amounts In Thousands)

	2004	2003	2002

Cash Flows from Financing Activities

Net increase in deposits	88,584	66,446	82,303

Net increase (decrease) in short-term borrowings	8,059	9,128	(1,611)

Borrowings from FHLB	—	—	30,000

Payments on FHLB borrowings	(32)	(32)	(31)

Stock options exercised	—	375	52

Income tax benefits related to stock based compensation	22	347	47

Redemption of common stock	(18)	—	(30)

Dividends paid	(3,185)	(2,853)	(2,622)

Net cash provided by financing activities	93,430	73,411	108,108

Decrease in cash and due from banks	$(1,186)	$(8,453)	$(4,423)

Cash and due from banks:

Beginning of year	24,194	32,647	37,070

End of year	$23,008	$24,194	$32,647

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$14,405	$17,325	$22,843

Interest paid on other obligations	9,583	9,479	8,847

Income taxes	6,021	7,817	5,245

Noncash financing activities:
Increase in maximum cash obligation related to
ESOP shares	$1,472	$1,913	$757

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

Certain significant estimates: The allowance for loan losses, fair values of securities and other financial instruments, and stock-based compensation expense involves certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2004 may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Available-for-sale securities consist of debt securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. There were no trading securities as of December 31, 2004 and 2003.

Stock of the Federal Home Loan Bank is carried at cost.

Premiums on debt securities are amortized over the earliest of the call date or the maturity date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method). Realized gains and losses on investment securities are included in income, determined on the basis of the cost of the specific securities sold.

Unrealized losses judged to be other than temporary are charged to operations for both securities available for sale and securities held to maturity.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectability of principal is unlikely. The allowance for loan losses is maintained at a level considered adequate to provide for probable losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and is reduced by net charge-offs. The Bank makes continuous reviews of the loan portfolio and considers current economic conditions, historical loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance.

Loans are considered impaired when, based on current information and events, it is probable the Bank will not be able to collect all amounts due. An impaired loan includes any loan that has been placed on nonaccrual status. They also include loans based on current information and events that it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Interest income on impaired loans is recognized on the cash basis.

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

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Tax credit real estate: Represents two multi-family rental properties and an assisted living rental property, all which are affordable housing projects as of December 31, 2004. The assisted living rental property was added in 2004. The Bank has a 99% limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. The properties are recorded at cost less accumulated depreciation. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

The financial condition, results of operations and cash flows of each limited partnership is consolidated in the Company’s financial statements. The operations of the properties are not expected to contribute significantly to the Company’s net income before income taxes. However, the properties do contribute in the form of income tax credits, which lowers the Company’s effective tax rate. Once established, the credits on each property last for ten years and are passed through from the limited partnerships to the Bank and reduces the consolidated federal tax liability of the Company.

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

Goodwill:   Goodwill represents the excess of cost over the fair value of the net assets acquired, and FASB Statement No. 142 provides for the elimination of the amortization of goodwill and other intangibles that are determined to have an indefinite life, and requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life. Effective January 1, 2002, the Company discontinued the amortization of goodwill, but makes an annual assessment for possible impairment. The carrying amount of goodwill as of December 31, 2004 and 2003 totaled $2,500,000 net of accumulated amortization of $1,396,000 and is included in other assets.

Stock awards and options: Compensation expense for stock issued through the stock award plan is accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, compensation is measured as the difference between the estimated fair value of the stock at the date of award less the amount required to be paid for the stock. The difference, if any, is amortized straight line to expense over the vesting period of five years of service. No stock-based employee compensation cost is reflected in net income because all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, the options have no intrinsic value at the date of grant. See Note 8 to the Financial Statements for a tabular presentation of the reconciliation between net income, basic earnings per share and diluted earnings per share as reported in the financial statements and as the information would have been reported (pro forma) if the Company has chosen to implement the fair value based method for all options.

Common stock held by ESOP: The Company’s maximum cash obligation related to these shares is classified outside stockholders’ equity because the shares are not readily traded and could be put to the Company for cash.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Trust assets:  Trust assets, other than cash deposits, held by the Bank in fiduciary or agency capacities for its customers are not included in these financial statements since they are not assets of the Company.

Earnings per share: Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce the loss or increase the income per common share from continuing operations. On April 13, 2004, the Company declared a three-for-one stock split effective in a form of a dividend, for the 1,516,752 shares of common stock issued and outstanding as of April 19, 2004. The additional shares were issued as a result of the stock split. All shares and earnings per share numbers have been retroactively restated for all periods presented.

Following is a reconciliation of the denominator:

	Year Ended December 31,

	2004	2003	2002

Weighted average number of shares	4,550,175	4,533,951	4,497,807
Potential number of dilutive shares	15,511	11,127	36,318

Total shares to compute diluted earnings per share	4,565,686	4,545,078	4,534,125

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

Fair value of financial instruments: In cases where quoted market prices are not available, fair values of financial instruments are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure. Accordingly, the aggregate fair value amounts presented in Note 12 to the Financial Statements do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Off-balance sheet instruments: Fair values for outstanding letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of the outstanding letters of credit is not significant. Unfunded loan commitments are not valued since the loans are generally priced at market at the time of funding.

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

Accrued interest payable: The fair value of accrued interest payable equals the amount payable due to the current nature of the amounts payable.

Reclassifications: Certain prior year amounts may be reclassified to conform to the current year presentation.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Investment Securities

Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading in its portfolio at December 31, 2004 or 2003. The carrying amount of available-for-sale securities and their approximate fair values were as follows December 31 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

December 31, 2004:
U. S. Government agencies and
corporations	$134,316	$382	$(769)	$133,929
State and political subdivisions	68,892	1,484	(182)	70,194

Total	$203,208	$1,866	$(951)	$204,123

December 31, 2003:

U. S. Treasury	$6,020	$118	$—	$6,138
U. S. Government agencies and

corporations	150,155	2,635	(80)	152,710

State and political subdivisions	58,355	2,287	(60)	60,582

Total	$214,530	$5,040	$(140)	$219,430

The amortized cost and estimated fair market value of available-for-sale securities classified according to their contractual maturities at December 31, 2004, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$48,620	$48,909
Due after one year through five years	132,464	133,072
Due after five years through ten years	21,027	21,068

Due over ten years	1,097	1,074

Total	$203,208	$204,123

As of December 31, 2004, investment securities with a carrying value of $100,485,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as required or permitted by law.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Investment Securities (Continued)

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

	2004	2003	2002

Sales proceeds	$—	$11,658	$—
Gross realized gains	—	—	—
Gross realized losses	—	(177)	—

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 (in thousands):

	Less than 12 months				12 months or more				Total
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

U.S. Government
agencies and corporations	35	$80,537	$(755)	0.94%	3	$6,537	$(14)	0.21%	38	$87,074	$(769)	0.88%

State and municipal bonds	59	9,591	(127)	1.32	27	5,100	(55)	1.08	86	14,691	(182)	1.24

Total temporarily
impaired securities	94	$90,128	$(882)	0.98%	30	$11,637	$(69)	0.59%	124	$101,765	$(951)	0.93%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. The nature of the investments with gross unrealized losses as of December 31, 2004 was as follows: U.S. government agency securities; (38 positions issued and guaranteed by FNMA, FHLB, or FHLMC); and state and municipal bonds (25 issues are local issues, nonrated and 61 issues are A1 or better rated, general obligation bonds). Therefore, none of the impairments in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest. The cause of the impairments is due to changes in interest rates. The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities for the foreseeable future.

Investment Securities Held to Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	(Amounts In Thousands)
December 31, 2004:

State and political subdivisions	$5,000	$28	$(42)	$4,986

December 31, 2003:

State and political subdivisions	$7,953	$127	$(16)	$8,064

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Investment Securities (Continued)

The amortization cost and estimated fair market value of securities held to maturity classified according to their contractual maturities at December 31, 2004, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$4,685	$4,654

Due after one year through five years	240	248

Due after five years through ten years	75	84

Total	$5,000	$4,986

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 (in thousands):

	Less than 12 months				12 months or more				Total
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

State and municipal bonds	1	$3,945	$(42)	1.06%	0	$—	$—	0.00%	1	$3,945	$(42)	1.06%

Total temporarily
impaired securities	1	$3,945	$(42)	1.06%	0	$—	$—	0.00%	1	$3,945	$(42)	1.06%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. The nature of the investment with a gross unrealized loss as of December 31, 2004 was a local county capital note due June 1, 2005. The impairment in the above table was not due to the deterioration in the credit quality of the issue that might result in the non-collection of contractual principal and interest. The cause of the impairment is due to changes in interest rates.

Note 3. Loans

The composition of loans is as follows:

	December 31,

	2004	2003	2002

	(Amounts In Thousands)

Agricultural	$39,116	$38,153	$37,937

Commercial and financial	70,453	47,938	46,828

Real estate:
Construction	72,388	66,644	47,201

Mortgage	797,958	696,453	621,226

Loans to individuals	32,106	31,591	32,906

	1,012,021	880,779	786,098

Less allowance for loan losses	13,790	12,585	12,125

	$998,231	$868,194	$773,973

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 3. Loans (continued) Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2004	2003	2002

	(Amounts In Thousands)

Balance, beginning	$12,585	$12,125	$9,950
Provision charged to expense	1,470	424	2,449
Recoveries	1,103	1,680	1,514
Loans charged off	(1,368)	(1,644)	(1,788)

Balance, ending	$13,790	$12,585	$12,125

Information about impaired and nonaccrual loans as of and for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

		(Amounts In Thousands)

Loans receivable for which there is a related allowance for loan losses	$1,567	$3,793	$4,588
Loans receivable for which there is no related allowance for loan losses	17,410	14,384	11,673

Total	$18,977	$18,177	$16,261

Related allowance for credit losses on impaired loans	$228	$802	$547
Average balance of impaired loans	18,087	17,883	12,739
Nonaccrual loans (included as impaired loans)	808	3,944	1,538
Loans past due ninety days or more and still accruing	2,313	2,296	2,516
Interest income recognized on impaired loans	1,168	1,202	962

Note 4. Property and Equipment The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,

	2004	2003	2002

	(Amounts In Thousands)

Land	$3,715	$3,715	$3,715
Buildings and improvements	18,051	17,743	17,041
Furniture and equipment	22,469	20,706	18,456

	44,235	42,164	39,212
Less accumulated depreciation	22,421	19,954	17,712

Net	$21,814	$22,210	$21,500

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 5. Interest-Bearing Deposits A summary of these deposits are as follows:

	December 31,

	2004	2003

	(Amounts In Thousands)

NOW and other demand	$138,269	$135,139
Savings	255,765	223,763
Time, $100,000 and over	83,710	61,966
Other time	348,236	331,578

	$825,980	$752,446

Time deposits have a maturity as follows:

	December 31,
	2004	2003

	(Amounts In Thousands)
Due in one year or less	$201,901	$221,257
Due after one year through two years	98,220	56,699
Due after two years through three years	56,237	47,309
Due after three years through four years	45,355	47,851
Due over four years	30,233	20,428

	$431,946	$393,544

Note 6. Short-Term Borrowings The following table sets forth selected information for short-term borrowings (borrowings with a maturity of less than one year):

	December 31,
	2004	2003

	(Amounts In Thousands)
(1) Federal funds purchased, secured by U.S.	$19,245	$—
Government agencies
(1) Repurchase agreements with customers,
renewable daily, interest payable monthly,
secured by U.S. Government agencies	16,757	26,905
(1) Repurchase agreements with customers, interest
fixed, maturities of less than one year, secured
by U.S. Government agencies	1,983	3,021

	$37,985	$29,926

(1) The weighted average interest rate on short-term borrowings outstanding as of December 31, 2004 and 2003 was 1.83% and 1.00%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of government, government agency or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate. The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers. At December 31, 2004, $18.7 million of securities sold under repurchase agreements with a weighted average interest rate of 1.06%, maturing in 2005, were collateralized by U.S. Government agencies having an estimated fair value of $19.1 million and an amortized cost of $19.3 million.

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 7. Federal Home Loan Bank Borrowings As of December 31, 2004 and 2003, the borrowings were as follows:

	2004	2003

(Effective interest rates as of December 31, 2004)	(Amounts In Thousands)

Due 2005, 3.80%	$4,350	$4,350
Due 2006, 4.08%	22,750	22,750
Due 2007, 4.48%	20,000	20,000
Due 2008, 5.22% to 6.00%	40,442	40,474
Due 2009, 5.66% to 6.22%	40,000	40,000
Due 2010, 5.77% to 6.61%	40,000	40,000

	$167,542	$167,574

$100 million of the borrowings were callable as of December 31, 2004, with $10 million callable in January of 2005.

The borrowings are collateralized by 1-4 family mortgage loans with an aggregate face amount of $201,050,000. As of December 31, 2004, the Company held Federal Home Loan Bank stock with a cost of $8,893,000.

Note 8.   Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the “ESOP”) to which it makes discretionary cash contributions. The Company’s contribution to the ESOP totaled $1,038,000, $108,000 and $93,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity to liabilities. As of December 31, 2004 and 2003, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2004	2003

Shares held by the ESOP	441,516	441,516

Fair value per share	$37.00	$33.67

Maximum cash obligation	$16,336,000	$14,864,000

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8.    Employee Benefit Plans (Continued)

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $0, $862,000 and $741,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has a Stock Option and Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the plan, the aggregate number of options and shares granted cannot exceed 198,000 shares. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Directors may exercise options immediately and officers’ rights under the plan vest over a five-year period from the date of the grant. No compensation expense has been charged to expense using the intrinsic value based method as prescribed by APB No. 25.

The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Years Ended December 31,

	2004	2003	2002

Net income:
As reported	$14,195	$14,269	$11,464

Deduct total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(29)	(25)	(18)

Pro forma	$14,166	$14,244	$11,446

Basic earnings per share:
As reported	$3.12	$3.15	$2.55
Pro forma	$3.11	$3.14	$2.55

Diluted earnings per share:
As reported	$3.11	$3.14	$2.53
Pro forma	$3.10	$3.13	$2.52

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 8. Employee Benefit Plans (Continued) A summary of the stock options are as follows:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2001	87,537	$14.99
Granted	1,908	24.60
Exercised	(6,000)	8.72

Balance, December 31, 2002	83,445	$15.66
Granted	18,600	30.04
Exercised	(44,172)	8.49

Balance, December 31, 2003	57,873	$25.76
Granted	5,880	35.38
Exercised	—	—

Balance, December 31, 2004	63,753	$26.64

The weighted average fair value of options granted in 2004, 2003 and 2002 was $6.53 per share, $5.40 per share, and $6.71 per share, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model. Significant assumptions include:

	2004	2003	2002

Risk-free interest rate	4.69%	4.57%	4.84%
Expected option life	10 years	10 years	10 years
Expected volatility	4.29%	6.69%	2.00%
Expected dividends	2.08%	2.16%	2.13%

Other pertinent information related to the options outstanding at December 31, 2004 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$13.67	6,165	27 Months	6,165
25.67	31,200	77 Months	—
24.33	1,134	68 Months	—
25.00	774	72 Months	—
29.33	15,600	96 Months	—
33.67	3,000	108 Months	—
34.50	2,940	112 Months	2,940
36.25	2,940	117 Months	2,940

	63,753		12,045

As of December 31, 2004, 132,426 shares were available for stock options and awards. The committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 222 shares of common stock in 2004, , 2,700 in 2003 and 2,673 in 2002 to a group of employees. The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period. The expense relating to these awards for the years ended December 31, 2004, 2003 and 2002 was $57,000, $61,000 and $50,000, respectively.

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 9. Income Taxes Income taxes for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

	2004	2003	2002

	(Amounts In Thousands)
Current:
Federal	$5,851	$5,465	$5,258
State	1,121	1,013	960
Deferred:
Federal	(540)	453	(949)
State	(81)	67	(147)

	$6,351	$6,998	$5,122

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets. Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	December 31,

	2004	2003

	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$5,275	$4,694
Deferred compensation	920	761
Certain accrued expenses	275	224
Other	46	56

Gross deferred tax assets	6,516	5,735

Deferred income tax liabilities:
Property and equipment	1,350	1,146
FHLB dividends	132	130
Unrealized gains on investment securities	339	1,813
Other	189	235

Gross deferred tax liabilities	2,010	3,324

Net deferred income tax asset	$4,506	$2,411

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9.   Income Taxes (Continued)

The net change in the deferred income taxes for the years ended December 31, 2004, 2003 and 2002 is reflected in the financial statements as follows:

	Year Ended December 31,

	2004	2003	2002

	(Amounts In Thousands)

Consolidated statements of income	$(621)	$520	$(1,096)
Consolidated statements of stockholders’ equity	(1,474)	(960)	998

	$(2,095)	$(440)	$(98)

The income tax provisions for the years ended December 31, 2004, 2003 and 2002 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2004		2003		2002

	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income

			(Amounts In Thousands)

Expected provision	$7,191	35.0%	$7,443	35.0%	$5,805	35.0%
Tax-exempt interest	(951)	(4.6)	(875)	(4.1)	(875)	(5.3)
Interest expense
limitation	107	0.5	110	0.5	128	0.8
State income taxes,
net of federal
income tax
benefit	676	3.3	702	3.3	547	3.3
Income tax credits	(596)	(2.9)	(234)	(1.1)	(345)	(2.1)
Other	(76)	(0.4)	(148)	(0.7)	(138)	(0.8)

	$6,351	30.9%	$6,998	32.9%	$5,122	30.9%

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2004 and 2003, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changes the institution’s category.

The actual amounts and capital ratios as of December 31, 2004 and 2003, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2004:
Company:
Total risk based capital	$128,541	14.03%	8.00%	10.00%
Tier 1 risk based capital	117,063	12.78	4.00	6.00
Leverage ratio	117,063	9.09	3.00	5.00
Bank:
Total risk based capital	125,211	13.68	8.00	10.00
Tier 1 risk based capital	113,740	12.43	4.00	6.00
Leverage ratio	113,740	8.84	3.00	5.00

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 10. Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions (continued)

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2003:
Company:
Total risk based capital	$116,035	14.56%	8.00%	10.00%
Tier 1 risk based capital	106,042	13.31	4.00	6.00
Leverage ratio	106,042	8.98	3.00	5.00
Bank:
Total risk based capital	112,641	14.15	8.00	10.00
Tier 1 risk based capital	102,661	12.90	4.00	6.00
Leverage ratio	102,661	8.71	3.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings of $13,282,000 as of December 31, 2004 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $1,867,000 and $2,092,000 as of December 31, 2004 and 2003, respectively.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2004 and 2003:

	Year Ended December 31,

	2004	2003

	(Amounts In Thousands)

Balance, beginning	$32,454	$27,813
Advances	10,484	10,570
Collections	(6,691)	(5,929)

Balance, ending	$36,247	$32,454

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12.   Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2004 and 2003 are as follows:

	2004		2003

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(Amounts In Thousands)

Cash and due from banks	$23,008	$23,008	$24,194	$24,194
Federal funds sold	—	—	13,233	13,233
Investment securities	218,016	218,002	236,157	236,268
Loans	1,002,139	1,019,898	870,154	923,274
Accrued interest receivable	7,349	7,349	7,303	7,303
Deposits	957,236	948,242	868,767	867,021
Federal funds purchased and securities
sold under agreements to repurchase	37,985	37,985	29,926	29,926
Borrowings from Federal Home Loan
Bank	167,542	169,937	167,574	168,718
Accrued interest payable	1,632	1,632	1,735	1,735

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$163,291	$—	$139,422	$—
Letters of credit	12,693	—	12,063	—

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 13. Parent Company Only Financial Information Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2004 and 2003
(Amounts In Thousands)

ASSETS	2004	2003

Cash	$2,891	$2,343
Investment securities available for sale	500	507
Investment in subsidiary bank	116,816	108,248
Other assets	468	950

Total assets	$120,675	$112,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities	$536	$419

Redeemable common stock held by ESOP	16,336	14,864

Stockholders’ equity:
Capital stock	11,364	11,353
Retained earnings	108,199	97,189
Accumulated other comprehensive income	576	3,087

	120,139	111,629
Less maximum cash obligation related to ESOP shares	16,336	14,864

Total stockholders’ equity	103,803	96,765

Total liabilities and stockholders’ equity	$120,675	$112,048

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 13. Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002
(Amounts In Thousands)

	2004	2003	2002

Interest on checking accounts and investment securities	$38	$17	$25
Dividends received from subsidiary	3,186	2,856	2,623
Other expenses	(147)	(112)	(80)

Income before income tax benefit and
equity in subsidiary’s undistributed income	3,077	2,761	2,568
Income tax benefit	39	36	23

	3,116	2,797	2,591
Equity in subsidiary’s undistributed income	11,079	11,472	8,873

Net income	$14,195	$14,269	$11,464

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 13. Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS Years Ended December 31, 2004, 2003 and 2002 (Amounts In Thousands)

	2004	2003	2002

Cash flows from operating activities:
Net income	$14,195	$14,269	$11,464
Noncash items included in net income:
Undistributed income of subsidiary	(11,079)	(11,472)	(8,873)

(Increase) decrease in other assets	489	(379)	8

Increase (decrease) in liabilities	117	110	73

Net cash provided by operating activities	3,722	2,528	2,672

Cash flows from investing activities:

Proceeds from maturities of investment securities	—	—	250

Purchase of investment securities	—	—	(243)

Net cash provided (used in) by investing activities	—	—	7

Cash flows from financing activities:

Common stock issued, net	(11)	465	97
Income tax benefits related to stock based

compensation	22	347	47
Dividends paid	(3,185)	(2,853)	(2,622)

Net cash (used in) financing activities	(3,174)	(2,041)	(2,478)

Increase in cash	548	487	201
Cash balance:

Beginning	2,343	1,856	1,655

Ending	$2,891	$2,343	$1,856

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14.   Commitments and Contingencies

Concentrations of credit risk: The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank’s market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $23,155,000. The concentrations of credit by type of loan are set forth in Note 3 to the Financial Statements. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic conditions in Johnson County, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2004 and 2003 is as follows:

	2004	2003

	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$12,705	$8,643
Credit card participations	17,342	17,946
Commercial, real estate and home construction	71,676	72,860
Commercial lines	61,568	39,973
Outstanding letters of credit	12,693	12,063

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2004 and 2003 no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments:  The  Company leases  certain  facilities  under  operating  leases.  The  minimum future rental commitments as of December 31, 2004 for all noncancelable leases  relating to Bank premises were  as follows:

Year ending December 31:	(Amounts In Thousands)

2005	$195
2006	195
2007	134
2008	129
2009	129
Thereafter	568

$1,350

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 15. Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended

	March	June	September	December	Year

2004:
Interest income	$15,515	$15,971	$16,562	$17,276	$65,324
Interest expense	5,870	5,751	5,973	6,291	23,885

Net interest income	$9,645	$10,220	$10,589	$10,985	$41,439
Provision for loan losses	354	161	602	353	1,470
Other income	3,049	3,258	3,051	3,184	12,542
Other expense	7,478	7,756	7,795	8,936	31,965

Income before income taxes	$4,862	$5,561	$5,243	$4,880	$20,546
Income taxes	1,500	1,766	1,636	1,449	6,351

Net income	$3,362	$3,795	$3,607	$3,431	$14,195

Basic earnings per share	$0.74	$0.83	$0.80	$0.75	$3.12
Diluted earnings per share	0.74	0.83	0.79	0.75	3.11

2003:
Interest income	$15,814	$15,926	$15,855	$15,786	$63,381
Interest expense	6,895	6,715	6,501	6,294	26,405

Net interest income	$8,919	$9,211	$9,354	$9,492	$36,976
Provision for loan losses	484	(35)	(326)	301	424
Other income	3,169	3,845	3,878	2,960	13,852
Other expense	6,565	6,927	7,046	8,599	29,137

Income before income taxes	$5,039	$6,164	$6,512	$3,552	$21,267
Income taxes	1,658	2,037	2,193	1,110	6,998

Net income	$3,381	$4,127	$4,319	$2,442	$14,269

Basic earnings per share	$0.75	$0.91	$0.95	$0.54	$3.15
Diluted earnings per share	0.75	0.90	0.95	0.54	3.14

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

McGladrey & Pullen’s audit report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

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

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At December 31, 2004 the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as required and within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Item 9A. Controls and Procedures (Continued)

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining a system of internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). This system is augmented by written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system and through examinations by an internal audit function that coordinates its activities with the Company’s Independent Registered Public Accounting Firm.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2004.

The Company’s management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Not Applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 21, 2005 for the Annual Meeting of Stockholders on April 18, 2005. Such information is incorporated herein by reference.

James A. Nowak has been elected to the Company’s Board of Directors and has been designated as the financial expert of the Audit Committee. Mr. Nowak graduated from the University of Wisconsin at Madison with a Bachelors of Business Administration degree in accounting. He is a Certified Public Accountant and, from 1976 until his retirement in July of 2004, was an Audit and Accounting Partner with McGladrey and Pullen, LLP (“McGladrey”). Most recently, he served as the location leader of McGladrey’s Cedar Rapids, Iowa office.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer. A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

James G. Pratt Treasurer Hills Bancorporation 131 Main Street Hills, Iowa 52235

Item 11.   Executive Compensation

The information required by Item 11 of the Part III is presented under the item entitled “Executive Compensation and Benefits” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 18, 2005. Such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 18, 2005. Such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by Item 13 of Part III is presented under the item entitled “Loans to and Certain Other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 18, 2005. Such information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

Information required by this item is contained in the Registrant’s Proxy Statement dated March 21, 2005, under the heading “Independent Auditors – Audit and Other Fees,” which section is incorporated herein by this reference.

PART IV Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Form 10-K
(a)	1.	Financial Statements	Reference

		Independent registered public accounting firms’ reports on the financial statements	50-52
		Consolidated balance sheets as of December 31, 2004 and 2003	53
		Consolidated statements of income for the years ended December 31, 2004 , 2003, and 2002	54
		Consolidated statements of comprehensive income for the years ended December 31, 2004 , 2003 and 2002	55
		Consolidated statements of stockholders’ equity for the years ended December 31, 2004 , 2003 and 2002	56
		Consolidated statements of cash flows for the years ended December 31, 2004 , 2003 and 2002	57-58
		Notes to financial statements	59-83

	2.	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

	3.1	Articles of Incorporation filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	3.2	By-Laws filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	10.1	Material Contract (Employee Stock Ownership Plan) filed as Exhibit 10(a) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.2	Material Contract (1993 Stock Incentive Plan) filed as Exhibit 10(b) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.3	Material Contract (1995 Deferred Compensation Plans) filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.4	Material Contract (2000 Stock Option and Incentive Plan) filed as Exhibit 10(d) in Form 10-K for the year ended December 31, 2001 is incorporated by reference.

	11	Statement regarding Computation of Basic and Diluted Earnings Per Share on Page 90.

	16	Letter Regarding Change in Certifying Accountant on Page 91.

	21	Subsidiary of the Registrant is Attached on Page 92.

	23	Consent of Registered Public Accounting Firms is Attached on Pages 93.
KPMG LLP
McGladrey & Pullen LLP

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 94 - 95.

	32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 96.

(b)		Reports on Form 8-K:

The Registrant filed no reports on Form 8-K for the three months ended December 31, 2004 .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date: March 8, 2005	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director and President

Date: March 8, 2005	By: /s/ James G. Pratt

James G. Pratt, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date: March 8, 2005	By: /s/ Willis M. Bywater

Willis M. Bywater, Director

Date: March 8, 2005	By: /s/ Thomas J. Gill

Thomas J. Gill, Director

Date: March 8, 2005	By: /s/ Donald H. Gringer

Donald H. Gringer, Director

Date: March 8, 2005	By: /s/ Michael E. Hodge

Michael E. Hodge, Director

Date: March 8, 2005	By: /s/ James A. Nowak

James A. Nowak, Director

Date: March 8, 2005	By: /s/ Richard W. Oberman

Richard W. Oberman, Director

Date: March 8, 2005	By: /s/ Theodore H. Pacha

Theodore H. Pacha, Director

Date: March 8, 2005	By: /s/ Ann M. Rhodes

Ann M. Rhodes, Director

Date: March 8, 2005	By: /s/ Ronald E. Stutsman

Ronald E. Stutsman, Director

Date: March 8, 2005	By: /s/ Sheldon E. Yoder

Sheldon E. Yoder, Director

HILLS BANCORPORATION ANNUAL REPORT OF FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Exhibit Number	Description	Page Number In The Sequential Numbering System For 2004 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share	90 of 96

16	Letter Regarding Change in Certifying Accountant	91 of 96

21	Subsidiary of the Registrant	92 of 96

23	Consent of Independent Registered Public Accounting Firms

	KPMG LLP	93 of 96
	McGladrey & Pullen LLP	93 of 96

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	94 - 95 of 96

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	96 of 96

Page 89 of 96