Form 10-Q
period 2005-03-31
HILLS BANCORPORATION
filed 2005-05-10
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

☒ Yes ☐ No Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At April 30, 2005

Common Stock, no par value	4,553,173

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Shares)

ASSETS	March 31, 2005 (Unaudited)	December 31, 2004*

Cash and due from banks	$28,848	$23,008
Investment securities:
Available for sale (amortized cost March 31, 2005 $204,759; December 31, 2004 $203,208)	203,143	204,123
Held to maturity (fair value March 31, 2005 $4,999; December 31, 2004 $4,986)	5,000	5,000
Stock of Federal Home Loan Bank	9,095	8,893
Federal funds sold	15,765	—
Loans held for sale	4,596	3,908
Loans, net	1,015,037	998,231
Property and equipment, net	22,057	21,814
Tax credit real estate	7,879	8,010
Accrued interest receivable	7,975	7,349
Deferred income taxes	5,510	4,506
Goodwill	2,500	2,500
Other assets	2,390	3,107

	$1,329,795	$1,290,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$132,956	$131,256
Interest-bearing deposits	880,651	825,980

Total deposits	$1,013,607	$957,236
Short-term borrowings	20,061	37,985
Federal Home Loan Bank borrowings	167,542	167,542
Accrued interest payable	1,643	1,632
Other liabilities	7,667	5,915

	$1,210,520	$1,170,310

REDEEMABLE COMMON STOCK HELD BY EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)	$16,785	$16,336

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued March 31, 2005 and December 31, 2004 4,549,656 shares	$—	$—
Paid in capital	11,364	11,364
Retained earnings	108,929	108,199
Accumulated other comprehensive income (loss)	(1,018)	576

	$119,275	$120,139
Less maximum cash obligation related to ESOP shares	16,785	16,336

	$102,490	$103,803

	$1,329,795	$1,290,449

* Derived from audited financial statements. See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,

	2005	2004

Interest income:
Loans, including fees	$15,184	$13,475
Investment securities:
Taxable	1,229	1,423
Nontaxable	644	602
Federal funds sold	36	15

Total interest income	$17,093	$15,515

Interest expense:
Deposits	$4,052	$3,530
Short-term borrowings	79	74
FHLB borrowings	2,240	2,266

Total interest expense	$6,371	$5,870

Net interest income	$10,722	$9,645
Provision for loan losses	11	354

Net interest income after provision for loan losses	$10,711	$9,291

Other income:
Net gain on sale of loans	$238	$351
Trust fees	733	710
Service charges and fees	1,279	1,207
Rental revenue on tax credit real estate	197	150
Other noninterest income	608	631

	$3,055	$3,049

Other expenses:
Salaries and employee benefits	$4,150	$4,064
Occupancy	535	502
Furniture and equipment	835	806
Office supplies and postage	306	271
Advertising and business development	345	414
Outside services	1,066	986
Rental expenses on tax credit real estate	218	163
Other noninterest expense	262	272

	$7,717	$7,478

Income before income taxes	$6,049	$4,862
Federal and state income taxes	1,906	1,500

Net income	$4,143	$3,362

Earnings per share:
Basic	$0.91	$0.74
Diluted	0.91	0.74

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,

	2005	2004

Net income	$4,143	$3,362

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of income taxes, 2005 ($937); 2004 $283	(1,594)	483

Comprehensive income	$2,549	$3,845

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2004	$11,364	$108,199	$576	$(16,336)	$103,803
Change related to ESOP shares	—	—	—	(449)	(449)
Net income	—	4,143	—	—	4,143
Cash dividends ($.75 per share)	—	(3,413)	—	—	(3,413)
Other comprehensive income (loss)	—	—	(1,594)	—	(1,594)

Balance, March 31, 2005	$11,364	$108,929	$(1,018)	$(16,785)	$102,490

Balance, December 31, 2003	$11,353	$97,189	$3,087	$(14,864)	$96,765
Issuance of 74 shares of common stock	7	—	—	—	7
Change related to ESOP shares	—	—	—	(442)	(442)
Net income	—	3,362	—	—	3,362
Cash dividends ($.70 per share)	—	(3,185)	—	—	(3,185)
Other comprehensive income	—	—	483	—	483

Balance, March 31, 2004	$11,360	$97,366	$3,570	$(15,306)	$96,990

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,

	2005	2004

Cash Flows from Operating Activities
Net income	$4,143	$3,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	510	619
Provision for loan losses	11	354
Compensation expensed through issuance of common stock	—	7
Deferred income taxes	(67)	—
(Increase) decrease in accrued interest receivable	(626)	57
Amortization of bond discount, net	270	334
Decrease in other assets	717	330
Increase in accrued interest and other liabilities	1,763	1,342
Loans originated for sale	(24,561)	(39,613)
Proceeds on sales of loans	24,111	33,448
Net gain on sales of loans	(238)	(351)

Net cash provided by (used in) operating activities	$6,033	$(111)

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	$13,850	$23,394
Held to maturity	—	299
Purchases of investment securities available for sale	(15,873)	(20,305)
Federal funds sold, net	(15,765)	13,133
Loans made to customers, net of collections	(16,817)	(30,191)
Purchases of property and equipment	(753)	(638)
Investment in tax credit real estate, net	131	(5,896)

Net cash used in investing activities	$(35,227)	$(20,204)

Cash Flows from Financing Activities
Net increase in deposits	$56,371	$23,483
Net decrease in short-term borrowings	(17,924)	(2,669)
Dividends paid	(3,413)	(3,185)

Net cash provided by (used in) financing activities	$35,034	$17,629

(Continued)

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,

	2005	2004

Increase (decrease) in cash and due from banks	$5,840	$(2,686)

Cash and due from banks:
Beginning of year	23,008	24,194

End of period	$28,848	$21,508

Supplemental Disclosures Cash payments for:
Interest paid to depositors	$4,041	$3,704
Interest paid on other obligations	2,319	2,340
Income taxes (received) paid	(34)	14

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$449	$442

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Basis of Presentation

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

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2004 filed with the Securities Exchange Commission on March 10, 2005.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended March 31,

	2005	2004

Common shares outstanding at the beginning of the period	4,549,656	4,550,034
Weighted average number of net shares issued (redemption)	0	111

Weighted average shares outstanding (basic)	4,549,656	4,550,145
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	18,153	13,923

Weighted average number of shares (diluted)	4,567,809	4,564,068

Net income (In Thousands)	$4,143	$3,362

Earnings per share:
Basic	$0.91	$0.74

Diluted	$0.91	$0.74

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Note 3.	Recent Accounting Pronouncements

At its March 2004 meeting, the Emerging Issues Task Force (“EITF”) revisited EITF Issue No. 03-1, “The Meaning of Other- Than-Temporary Impairment and its Application to Certain Investments” (“EITF No. 03-1”). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities’ fair values will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. The Company has reviewed the revised EITF No. 03-1 and had planned to implement these additional procedures effective with the quarter beginning on July 1, 2004, however the FASB has since issued a statement of financial position deferring the effective date of the revised EITF No- 03-1 until further implementation issues may be resolved. Adoption of the new issuance could have an impact on the Company’s financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The date at which SFAS No. 123R is expected to apply to the Company was recently extended from the beginning of the first interim or annual reporting period which begins after June 15, 2005 to January 1, 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense can be found in the table below. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

	Three months ended March 31,

	2005	2004

Net income:
As reported	$4,143	$3,362

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(6)

Pro forma	$4,136	$3,356

Basic earnings per share:
As reported	$0.91	$0.74

Pro forma	$0.91	$0.74

Diluted earnings per share:
As reported	$0.91	$0.74

Pro forma	$0.91	$0.74

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following is management’s discussion and analysis of the financial condition of Hills Bancorporation (“Hills Bancorporation” or “the Company”) and its banking subsidiary Hills Bank and Trust Company (“the Bank”) for the dates and periods indicated. The discussion should be read in conjunction with the consolidated financial statements and the accompanying footnotes.

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

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of March 31, 2005 and December 31, 2004 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Overview

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Cedar Rapids and Marion, Iowa. At March 31, 2005 the Bank has twelve full service locations.

Net income for the period ended March 31, 2005 was $4.14 million compared to $3.36 million for the first quarter of 2004. The increase in 2005 of $781,000 is a 23.23% increase over the 2004 amount. As discussed in the net income overview section below, the results are primarily due to a larger amount of net interest income, a smaller provision for loan losses and other expenses that increased significantly less than the total revenue of the Company.

The Bank’s net interest income is the largest component of revenue and it is a function of the average earnings assets and the net interest margin percentage. For the period ended March 31, 2005, the Bank achieved a net interest margin of 3.63% compared to 3.59% in 2004. This favorable increase coupled with the average earning assets growth of $111.05 million resulted in a $1.08 million increase in net interest margin.

Highlights noted on the balance sheet as of March 31, 2005 for the Company included the following:

•	Net loans are $1.015 billion.

•	Loan growth of $17.49 million and deposit growth of $56.4 million since December 31, 2004.

•	Dividends of $.75 per share were paid in January of 2005 to 1,485 shareholders. The 2005 dividend was a 7.14% increase over the prior year’s dividend of $.70.

A detailed discussion of the financial position and results of operations follows this overview.

Financial Position

The asset growth of $39.3 million included a net loan increase of $17.5 million and an increase in federal funds sold of $15.8 million. Since December 31, 2004, the federal funds target rate has been raised by the Federal Reserve Open Market Committee twice by .25%, from 2.25% to 2.75%. The upward movement of the federal funds target rate started on June 30, 2004 when the rate was 1.00% and focused consumers on concerns with higher interest rates. Interest rates on loans are generally affected by these increases since the U.S. Treasury market rates normally increases when the Federal Reserve Board raises the federal funds target rate. The Bank prices its real estate loans based on the U.S. Treasury indexes. Loans secured by real estate accounted for $10.0 million of the increase in loans. The increase in the interest rates will at some point affect the loan demand and the economy, but at the current interest rate levels, demand for loans remains good. The overall economy in the Company’s principal place of business, Johnson and Linn Counties, remains good with unemployment levels that remain low.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The tables below set forth the composition of the loan portfolio as of March 31, 2005 and December 31, 2004 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	March 31, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$37,588	3.65%	$39,116	3.87%
Commercial and financial	73,233	7.12	68,214	6.74
Real estate:
Construction	75,385	7.33	72,388	7.15
Mortgage	810,949	78.83	800,197	79.07
Loans to individuals	31,632	3.07	32,106	3.17

	$1,028,787	100.00%	$1,012,021	100.00%

Less allowance for loan losses	13,750		13,790

	$1,015,037		$998,231

Changes in the allowance for loan losses for the period shown in the following table were as follows:

	Three Months Ended
	March 31,

	2005	2004

	(Amounts In Thousands)

Balance, beginning	$13,790	$12,585
Provision charged to expenses	11	354
Recoveries	252	269
Loans charged off	(303)	(228)

Balance, ending	$13,750	$12,980

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at March 31, 2005 and December 31, 2004, was as follows:

	March 31, 2005	December 31, 2004

	(Amounts in thousands)

Impaired loans, non-accrual	$614	$808

Loans past due ninety days or more and still accruing	4,056	2,313

Restructured loans	—	—

Federal funds sold increased from zero at December 31, 2004 to $15.8 million at March 31, 2005. As discussed in the deposit section below, deposit growth of $56.4 million exceeded the funds required for loan growth and some were invested on a temporary basis in federal funds sold. It is expected that the funds will be used to fund loan growth in the second quarter of 2005.

Investment securities decreased $980,000, primarily as a result of a $2.5 million decline in the market value of securities available for sale from December 31, 2004 to March 31, 2005. The carrying values of investment securities for March 31, 2005 and December 31, 2004 are summarized in the following table (dollars in thousands):

	March 31, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

Securities available for sale

U.S. Government agencies and corporations	$131,426	64.70%	$133,929	65.61%

State and political subdivisions	71,717	35.30	70,194	34.39

Total securities available for sale	$203,143	100.00%	$204,123	100.00%

Securities held to maturity,
State and political subdivisions	$5,000	100.00%	$5,000	100.00%

Deposit growth was $56.4 million in the first quarter of 2005 and included a $36.7 million increase in public funds that are temporary deposits. As a result of the deposit growth federal funds purchased included in short-term borrowings at December 31, 2004 were reduced $19.2 million to zero and federal funds sold increased $15.8 million. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

In March of 2005, the Bank relocated its downtown Iowa City office to the Old Capitol Town Center. The relocation doubled the size of the Bank’s downtown presence to 5,800 square feet. It is expected that the expanded space will assist in the growth of both retail and commercial deposits and will permit the Bank to offer real estate and commercial loan products at the downtown location.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Dividends and Equity

In January 2005, Hills Bancorporation paid a dividend of $3,413,000 or $.75 per share, a 7.14% increase from the $.70 per share paid in January 2004. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2005 totaled $102,490,000. Under risk-based capital rules, the total amount of risk based capital is 13.84% of risk-adjusted assets, and is substantially in excess of required minimums.

Net Income Overview

Net income increased $781,000 or 23.23% for the three months ended March 31, 2005 compared to the first quarter of 2004. Total net income was $4,143,000 in the 2005 quarter and $3,362,000 in the comparable 2004 quarter. The changes from the first quarter in 2004 were primarily the result of the following:

•	Net interest income increased $1,076,000.

•	The provision for loan losses decreased by $344,000.

•	Other expenses increased $239,000.

•	Income taxes increased $406,000.

Earnings per share, both basic and diluted increased for the quarter ending March 31, 2005 compared to 2004. For the quarter ending March 31, 2005, basic and diluted earnings per share were $.91 and for March 31, 2004, basic and diluted earnings were $.74.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is net interest margin. Net interest income of $10.7 million for the first quarter of 2005 was derived from the Company’s $1.223 billion of average earning assets and its net interest margin of 3.63%. Average earning assets in 2004 were $1.112 billion and the net interest margin was 3.59%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.53% would have resulted approximately in a $302,000 decrease in income before income taxes.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.033 billion at March 31, 2005. An increase in problem loans results in a higher allocation to the provision for loan losses, which in turn reduces the Company’s net income. The provision for loan losses was $10,711 in 2005 compared to $354,000 in 2004.

The amount of mortgage loans sold on the secondary market is the third factor that can cause fluctuations in net income. In the quarters ended March 31, 2005 and 2004, the net gain on sale of loans was $238,000 and $351,000, respectively. The sale of loans is influenced by the real estate market and interest rates. As a result in 2003, when rates were lowest, the volume of loans sold was high. For example, the net gain on sale of loans for the three months ended March 31, 2003 was $865,000. Due primarily to higher rates in 2004 and 2005, mortgage activity volume is reduced from the levels in 2003 and the first three months of 2004.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first three months of 2005 was 3.63% compared to 3.59% in 2004 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. Included in the volume changes column in the table that follows is the time variances between 2005 and 2004 since the three months ended March 31, 2004 had one additional day. The change in average balances and average rates between years and the effect on the net interest income on a tax equivalent basis for the three months ended in 2005 compared to 2004 are shown in the following table:

	Change in Average Balance	Change in Average Rate
			Increase (Decrease)

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$118,482	—%	$1,655	$—	$1,655
Taxable securitities	(12,830)	(0.18)	(138)	(56)	(194)
Nontaxable securities	7,851	(0.18)	106	(41)	65
Federal funds sold	(2,454)	1.98	(5)	26	21

	$111,049		$1,618	$(71)	$1,547

Interest expense:
Interest-bearing demand deposits	$10,510	0.09	$9	$32	$41
Savings deposits	38,350	0.36	56	236	292
Time deposits	43,843	(0.11)	308	(119)	189
Short-term borrowings	(4,455)	0.29	(11)	16	5
FHLB borrowings	(32)	—	(26)	—	(26)

	$88,216		$336	$165	$501

Change in net interest income			$1,282	$(236)	$1,046

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2005	2004

Yield on average interest-earning assets	5.74%	5.71%
Rate on average interest-bearing liabilities	2.48	2.48

Net interest spread	3.26%	3.23%
Effect of noninterest-bearing funds	0.37	0.36

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.63%	3.59%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses was $11,000 in 2005 compared to $354,000 in 2004. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of impaired loans (which are non-accrual) and loans past due ninety days or more. The amount of problem or watch loans considered in the reserve computation decreased approximately $45,000 from the end of 2004 to March 31, 2005. The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the quarters ended March 31, 2005 and 2004, recoveries were $252,000 and $269,000, respectively; and charge-offs were $303,000 in 2005 and $228,000 in 2004.

The allowance for loan losses totaled $13,750,000 at March 31, 2005 compared to $13,790,000 at December 31, 2004. The allowance represented 1.34% and 1.36% of outstanding loans at March 31, 2005 and December 31, 2004, respectively. The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in net loans outstanding. The methodology used in 2005 is consistent with the prior year.

Net Gain on Sale of Loans

Net gain on sale of loans for the three months ended March 31, 2005 was $238,000 compared to $351,000 for the comparable period ended March 31, 2004. The number of loans sold in 2005 was approximately 55% of the volume in 2004. The decrease in the volume of loans was expected because many consumers had taken advantage of lower interest rates in 2003 and 2004 to refinance loans.

Other Income

The only significant change in other income was a $72,000 increase in service charges and fees for the quarter ended March 31, 2005 compared to the first quarter of 2004. This line item includes fees on deposit accounts, including debit card interchange fees and credit card fees on merchant accounts. Due to the increased volume of activity on debit cards, revenue increased $98,000 for the quarter over the first quarter of 2004 for this item included in service charges and fees.

Other Expenses

Other expenses increased $239,000 in 2005 to $7,717,000 from the same period in 2004. This increase of 3.20% included $86,000 in salaries and benefits. Direct salary expense was up $19,000 due to additional employees in 2005 compared to 2004. Medical expense for employees’ health insurance increased $30,000 due to premium increases. The $80,000 increase in outside services is attributable to higher debit card processing charges due to the increased volume of activity. Included in the other income section for service charges and fees is a $98,000 increase in debit card revenues.

Income Taxes

Federal and state income tax expenses were $1,906,000 and $1,500,000 for the three months ended March 31, 2005 and 2004, respectively. Income taxes as a percentage of income before taxes were 31.51% in 2005 and 30.85% in 2004. The dollar amount increase of $406,000 is primarily due to an increase of $1,187,000 in income before income taxes at March 31, 2005. Only $42,000 of this increase is offset with nontaxable interest and the Company’s marginal effective tax rate is 38.25%. The amount of tax credits in 2005 was $169,000, compared to $132,000 in 2004.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 16.46% of the Company’s total assets at March 31, 2005, compared to 15.82% at December 31, 2004.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of March 31, 2005, the Company had borrowed $167.5 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. The amount of advances from the FHLB of Des Moines is unchanged from December 31, 2004. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $195 million at March 31, 2005.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $108 million. Those two lines of credit require the pledging of investment securities when drawn upon.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2005.

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

The Company’s primary market risk exposure is to changes in interest rates. The Company’s asset/liability management, or its management of interest rate risk, is focused primarily on evaluating and managing net interest income given various risk criteria. Factors beyond the Company’s control, such as market interest rates and competition, may also have an impact on the Company’s interest income and interest expense. In the absence of other factors, the Company’s overall yield on interest-earning assets will increase, as will its cost of funds on its interest-bearing liabilities when market interest rates increase over an extended period of time. Conversely, the Company’s yields and cost of funds will decrease when market rates decline. The Company is able to manage these swings to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time.

Asset/Liability Management

The Bank maintains an asset/liability committee, which meets at least quarterly to review the Bank’s interest rate sensitivity position and to review various strategies as to interest rate risk management. In addition, the Bank uses a simulation model to review various assumptions relating to interest rate movement. The model attempts to limit rate risk even if it appears the Bank’s asset and liability maturities are perfectly matched and a favorable interest margin is present.

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

Net interest income should decline as interest rates increase, while net interest income should increase as interest rates decline. Generally, during periods of increasing interest rates, the Company’s interest rate sensitive liabilities would re-price faster than its interest rate sensitive assets causing a decline in the Company’s interest rate spread and margin. This would tend to reduce net interest income because the resulting increase in the Company’s cost of funds would not be immediately offset by an increase in its yield on earning assets. In times of decreasing interest rates, fixed rate assets could increase in value and the lag in re-pricing of interest rate sensitive assets could be expected to have a positive effect on the Company’s net interest income.

HILLS BANCORPORATION

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act of 1934 Rule 13a-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no changes in securities.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 2005.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: May 9, 2005	By: Dwight O. Seegmiller

Dwight O. Seegmiller, Director and President

Date: May 9, 2005	By: James G. Pratt

James G. Pratt, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION QUARTERLY REPORT OF FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2005 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	25 - 26 of 27

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	27 of 27

Page 24 of 27