Form 10-Q
period 2005-06-30
HILLS BANCORPORATION
filed 2005-08-09
CIK 732417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At July 31, 2005

Common Stock, no par value	4,553,173

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Page
Number

Item 1.	Financial Statements

Consolidated balance sheets, June 30, 2005 (unaudited)
and December 31, 2004.	3
Consolidated statements of income, (unaudited) for three and six
months ended June 30, 2005 and 2004.	4

Consolidated statements of comprehensive income, (unaudited) for

three and six months ended June 30, 2005 and 2004.	5
Consolidated statements of stockholders’ equity, (unaudited)
for six months ended June 30, 2005 and 2004.	6
Consolidated statements of cash flows (unaudited) for
six months ended June 30, 2005 and 2004.	7 - 8
Notes to consolidated financial statements	9 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11 - 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

Part II
OTHER INFORMATION

Item 1.	Legal proceedings	25

Item 2.	Changes in securities, use of proceeds and issuer purchases of equity securities	25

Item 3.	Defaults upon senior securities	25

Item 4.	Submission of matters to a vote of security holders	25

Item 5.	Other information	25 - 26

Item 6.	Exhibits and reports on Form 8-K	26

Signatures	27

Exhibits Index	28

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

ASSETS	June 30, 2005 (Unaudited)	December 31, 2004*

Cash and due from banks	$25,459	$23,008
Investment securities:
Available for sale (amortized cost June 30, 2005 $202,966 ;
December 31, 2004 $203,208)	203,026	204,123
Held to maturity (fair value June 30, 2005 $706 ; December 31, 2004 $4,986)	690	5,000
Stock of Federal Home Loan Bank	11,253	8,893
Federal funds sold	14,996	—
Loans held for sale	4,056	3,908
Loans, net	1,059,105	998,231
Property and equipment, net	22,057	21,814
Tax credit real estate	7,820	8,010
Accrued interest receivable	8,097	7,349
Deferred income taxes	5,070	4,506
Goodwill	2,500	2,500
Other assets	3,095	3,107

	$1,367,224	$1,290,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$131,091	$131,256
Interest-bearing deposits	870,553	825,980

Total deposits	$1,001,644	$957,236
Short-term borrowings	25,610	37,985
Federal Home Loan Bank borrowings	207,542	167,542
Accrued interest payable	1,837	1,632
Other liabilities	6,569	5,915

	$1,243,202	$1,170,310

REDEEMABLE COMMON STOCK HELD BY EMPLOYEE STOCK
OWNERSHIP PLAN (ESOP)	$17,400	$16,336

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares;
issued June 30, 2005 4,553,173; December 31, 2004 4,549,656 shares	$—	$—
Paid in capital	11,498	11,364
Retained earnings	112,486	108,199
Accumulated other comprehensive income	38	576

	$124,022	$120,139
Less maximum cash obligation related to ESOP shares	17,400	16,336

	$106,622	$103,803

	$1,367,224	$1,290,449

* Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Interest income:
Loans, including fees	$16,209	$13,996	$31,393	$27,471
Investment securities:
Taxable	1,230	1,353	2,459	2,776
Nontaxable	659	616	1,303	1,218
Federal funds sold	67	6	103	21

Total interest income	$18,165	$15,971	$35,258	$31,486

Interest expense:
Deposits	$4,672	$3,368	$8,724	$6,898
Short-term borrowings	228	117	307	191
FHLB borrowings	2,360	2,266	4,600	4,532

Total interest expense	$7,260	$5,751	$13,631	$11,621

Net interest income	$10,905	$10,220	$21,627	$19,865
Provision for loan losses	748	161	759	515

Net interest income after provision for loan losses	$10,157	$10,059	$20,868	$19,350

Other income:
Net gain on sale of loans	$306	$616	$544	$967
Trust fees	726	631	1,459	1,341
Service charges and fees	1,405	1,306	2,684	2,513
Rental revenue on tax credit real estate	191	150	388	300
Other noninterest income	574	555	1,182	1,186
Net losses on sale of investment securities	(234)	—	(234)	—

	$2,968	$3,258	$6,023	$6,307

Other expenses:
Salaries and employee benefits	$4,196	$4,207	$8,346	$8,271
Occupancy	526	506	1,061	1,008
Furniture and equipment	850	778	1,685	1,584
Office supplies and postage	344	305	650	576
Advertising and business development	448	373	793	787
Outside services	1,185	1,111	2,251	2,097
Rental expenses on tax credit real estate	224	188	442	351
Other noninterest expense	277	288	539	560

	$8,050	$7,756	$15,767	$15,234

Income before income taxes	$5,075	$5,561	$11,124	$10,423
Federal and state income taxes	1,518	1,766	3,424	3,266

Net income	$3,557	$3,795	$7,700	$7,157

Earnings per share:
Basic	$0.78	$0.83	$1.69	$1.57
Diluted	0.78	0.83	1.69	1.57

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$3,557	$3,795	$7,700	$7,157

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	$1,442	$(4,724)	$(1,089)	$(3,958)
Income tax effect of unrealized gains (losses)	(530)	1,748	407	1,465

	$912	$(2,976)	$(682)	$(2,493)

Less: reclassification adjustment for losses included in
net income, net of income taxes	144	—	144	—

Other comprehensive income (loss)	1,056	(2,976)	(538)	(2,493)

Comprehensive income	$4,613	$819	$7,162	$4,664

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2004	$11,364	$108,199	$576	$(16,336)	$103,803
Issuance of 3,517 shares of common stock	134	—	—	—	134
Change related to ESOP shares	—	—	—	(1,064)	(1,064)
Net income	—	7,700	—	—	7,700
Cash dividends ($.75 per share)	—	(3,413)	—	—	(3,413)
Other comprehensive income (loss)	—	—	(538)	—	(538)

Balance, June 30, 2005	$11,498	$112,486	$38	$(17,400)	$106,622

Balance, December 31, 2003	$11,353	$97,189	$3,087	$(14,864)	$96,765
Issuance of 74 shares of
common stock	7	—	—	—	7
Change related to ESOP shares	—	—	—	(589)	(589)
Net income	—	7,157	—	—	7,157
Cash dividends ($.70 per share)	—	(3,185)	—	—	(3,185)
Other comprehensive income (loss)	—	—	(2,493)	—	(2,493)

Balance, June 30, 2004	$11,360	$101,161	$594	$(15,453)	$97,662

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Six Months Ended June 30,
	2005	2004

Cash Flows from Operating Activities
Net income	$7,700	$7,157
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,255	1,238
Provision for loan losses	759	515
Net losses on sale of investment securities	234	—
Compensation expensed through issuance of common stock	134	7
Deferred income taxes	(247)	(309)
(Increase) decrease in accrued interest receivable	(748)	151
Amortization of bond discount, net	495	659
Decrease (increase) in other assets	12	(614)
Increase in accrued interest and other liabilities	859	1,330
Loans originated for sale	(54,267)	(89,021)
Proceeds on sales of loans	54,663	89,500
Net gain on sales of loans	(544)	(967)

Net cash provided by operating activities	$10,305	$9,646

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	$29,075	$46,142
Held to maturity	4,310	5,488
Proceeds from sales of investment securities available for sale	10,465	—
Purchases of investment securities:
Available for sale	(42,387)	(38,126)
Held to maturity	—	(3,945)
Federal funds sold, net	(14,996)	13,233
Loans made to customers, net of collections	(61,633)	(68,743)
Purchases of property and equipment	(1,498)	(1,287)
Investment in tax credit real estate, net	190	(5,826)

Net cash used in investing activities	$(76,474)	$(53,064)

Cash Flows from Financing Activities
Net increase in deposits	$44,408	$14,873
Net (decrease) increase in short-term borrowings	(12,375)	32,734
Borrowings from FHLB	40,000	—
Dividends paid	(3,413)	(3,185)

Net cash provided by financing activities	$68,620	$44,422

(Continued)

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Amounts In Thousands)

	Six Months Ended June 30,
	2005	2004

Increase in cash and due from banks	$2,451	$1,004

Cash and due from banks:
Beginning of year	23,008	24,194

End of period	$25,459	$25,198

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$8,519	$9,183
Interest paid on other obligations	4,907	4,718
Income taxes paid	3,104	2,308

Noncash financing activities:
Increase in maximum cash obligation related to
ESOP shares	$1,064	$589

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

Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2004 filed with the Securities Exchange Commission on March 10, 2005.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Common shares outstanding at the beginning of the period	4,549,656	4,550,256	4,549,656	4,550,034
Weighted average number of net shares issued (redemption)	2,199	0	1,257	159

Weighted average shares outstanding (basic)	4,551,855	4,550,256	4,550,913	4,550,193
Weighted average of potential dilutive shares
attributable to stock options granted, computed under
the treasury stock method	18,521	14,100	18,888	14,276

Weighted average number of shares (diluted)	4,570,376	4,564,356	4,569,801	4,564,469

Net income (In Thousands)	$3,557	$3,795	$7,700	$7,157

Earnings per share:
Basic	$0.78	$0.83	$1.69	$1.57

Diluted	$0.78	$0.83	$1.69	$1.57

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3.	Recent Accounting Pronouncements

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

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net income:
As reported	$3,557	$3,795	$7,700	$7,157

Deduct total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(7)	(6)	(14)	(12)

Pro forma	$3,550	$3,789	$7,686	$7,145

Basic earnings per share:
As reported	$0.78	$0.83	$1.69	$1.57

Pro forma	$0.78	$0.83	$1.69	$1.57

Diluted earnings per share:
As reported	$0.78	$0.83	$1.69	$1.57

Pro forma	$0.78	$0.83	$1.68	$1.57

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations

The following is management’s discussion and analysis of the financial condition of Hills Bancorporation (“Hills Bancorporation” or “the Company”) and its banking subsidiary Hills Bank and Trust Company (“the Bank”) for the dates and periods indicated. The discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying footnotes.

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

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of June 30, 2005 and December 31, 2004 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Overview

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Cedar Rapids and Marion, Iowa. On June 28, 2005, the Bank opened a limited purpose office at the Oaknoll Retirement Residence in Iowa City, Iowa for the exclusive use of Oaknoll residents and staff (the “Oaknoll Office”). The Oaknoll Office is staffed by existing Bank personnel and is open on the second and fourth Tuesday of each month. The Oaknoll Office opens deposit accounts, provides deposit services, trust and investment services and check cashing. The Oaknoll Office does not perform loan origination activities. At June 30, 2005 the Bank has twelve full service locations.

Net income for the six-month period ended June 30, 2005 was $7.70 million compared to $7.16 million for the same six months of 2004. The increase in 2005 of $543,000 is a 7.59% increase over the 2004 amount. The factors that resulted in this increase in net income compared to the comparable period in 2004 are discussed below in the Net Income Overview section.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage. For the six-month period ended June 30, 2005, the average earning assets grew by $118.46 million from $1.129 billion to $1.247 billion, which was the major factor in a $1.76 million increase in net interest income. The Bank achieved a net interest margin of 3.57% compared to 3.63% in 2004.

Highlights noted on the balance sheet as of June 30, 2005 for the Company included the following:

•	Net loans are $1.059 billion.
•	Loan growth of $61.02 million and deposit growth of $44.4 million since December 31, 2004.
•	Dividends of $.75 per share were paid in January of 2005 to 1,485 shareholders. The 2005 dividend was a 7.14% increase over the prior year’s dividend of $.70.

A detailed discussion of the financial condition and results of operations follows this overview.

Financial Condition

The asset growth of $76.8 million included a net loan increase of $61.02 million and an increase in federal funds sold of $15.00 million. Since December 31, 2004, the federal funds target rate has been raised by the Federal Reserve Open Market Committee from 2.25% to 3.25% with four increases of .25% each or a total of 1.00%. The upward movement of the federal funds target rate started on June 30, 2004 when the rate was 1.00% and created opportunities for consumers to place funds with institutions offering higher interest rates. Interest rates on loans are generally affected by these increases since interest rates determined by the U.S. Treasury market normally increase when the Federal Reserve Board raises the federal funds target rate. The Bank prices its real estate loans based on the U.S. Treasury indexes. Loans secured by real estate accounted for $50.45 million or 82.68% of the increase in loans. Increases in interest rates may at some point affect the loan demand and the economy, but at the current interest rate levels, demand for loans remains good. The overall economy in the Company’s principal place of business, Johnson and Linn Counties, remains good with unemployment levels that remain low.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

The tables below set forth the composition of the loan portfolio as of June 30, 2005 and December 31, 2004 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$37,305	3.48%	$39,116	3.87%
Commercial and financial	80,976	7.54	68,214	6.74
Real estate:
Construction	84,490	7.87	72,388	7.15
Mortgage	838,548	78.11	800,197	79.07
Loans to individuals	32,156	3.00	32,106	3.17

	$1,073,475	100.00%	$1,012,021	100.00%

Less allowance for loan losses	14,370		13,790

	$1,059,105		$998,231

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

Changes in the allowance for loan losses for the period shown in the following table were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning	$13,750	$12,980	$13,790	$12,585
Provision charged to expenses	748	161	759	515
Recoveries	332	290	584	559
Loans charged off	(460)	(371)	(763)	(599)

Balance, ending	$14,370	$13,060	$14,370	$13,060

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Non-performing loan information at June 30, 2005 and December 31, 2004, was as follows:

	June 30, 2005	December 31, 2004
	(Amounts in thousands)

Impaired loans, non-accrual	$599	$808
Loans past due ninety days or more and still accruing	2,866	2,313
Restructured loans	—	—

Federal funds sold increased from zero at December 31, 2004 to $15.0 million at June 30, 2005. As discussed below, deposit growth of $44.4 million, short-term borrowing increases and advances from the Federal Home Loan Bank (FHLB) exceeded the funds required for loan growth and the excess is invested on a temporary basis in federal funds sold. It is expected that some or all of such excess funds will be used to fund loan growth in the third quarter of 2005.

Investment securities decreased $5.4 million, primarily as a result of the maturity in June of 2005 of a short-term tax exempt bond for $3.9 million that was not replaced. As a result of increasing interest rates, the market value of securities available for sale was only $60,000 more than the amortized cost of such securities at June 30, 2005, which was a steep decline from the $915,000 by which the market value of securities available for sale exceeded the amortized cost of such securities at December 31, 2004. The carrying values of investment securities for June 30, 2005 and December 31, 2004 are summarized in the following table (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Securities available for sale

U.S. Government agencies
and corporations	$129,077	63.58%	$133,929	65.61%

State and political
subdivisions	73,949	36.42	70,194	34.39

Total securities
available for sale	$203,026	100.00%	$204,123	100.00%

Securities held to maturity
State and political
subdivisions	$690	100.00%	$5,000	100.00%

Deposit growth was $44.4 million in the first six months of 2005 and included $24.3 million in additional retail deposits and $20.1 million in additional commercial and municipal deposit increases. Short-term borrowings at December 31, 2004 included $18.7 million in repurchase agreements that grew to $25.6 million as of June 30, 2005. The borrowings from the Federal Home Loan Bank (FHLB) were increased in May, 2005 by $40 million as the Bank decided to borrow longer-term funds. The borrowings have an interest rate of 3.70% and are fixed for five years. The excess of funds from deposits, repurchase agreements and the FHLB advances were used to reduce the federal funds borrowed at December 31, 2004 from $19.2 million to zero which accounted for the $15.0 million balance in federal funds sold at June 30, 2005. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

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

Dividends and Equity

In January 2005, Hills Bancorporation paid a dividend of $3,413,000 or $.75 per share, a 7.14% increase from the $.70 per share paid in January 2004. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2005 totaled $106.6 million. Under risk-based capital rules, the total amount of risk based capital as of June 30, 2005, was 13.73% of risk-adjusted assets, and is substantially in excess of required minimums.

Discussion of operations for the six months ended June 30, 2005 and 2004.

Net Income Overview

Net income increased $543,000 or 7.59% for the six months ended June 30, 2005 compared to the first six months of 2004. Total net income was $7,700,000 in 2005 and $7,157,000 in the comparable period in 2004. The changes in net income in 2005 from the first six months of 2004 are as follows and are discussed in detail in the following review of operations:

•	Net interest income increased by $1,762,000.
•	The provision for loan losses increased by $244,000.
•	Other income decreased by $284,000.
•	Other expenses increased by $533,000.
•	Income taxes increased by $158,000.

Earnings per share, both basic and diluted increased for the six months ending June 30, 2005 compared to the six months ending June 30, 2004. For the six-month period ended June 30, 2005, basic and diluted earnings per share were $1.69 and for June 30, 2004, basic and diluted earnings were $1.57.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is net interest margin. Net interest income of $21.6 million for the first six months of 2005 was derived from the Company’s $1.247 billion of average earning assets and its net interest margin of 3.57%. Average earning assets in the six months ending June 30, 2004 were $1.129 billion and the net interest margin was 3.63%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.47% would have resulted approximately in a $623,000 decrease in income before income taxes in the six month period ending June 30, 2005.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.059 billion at June 30, 2005. An increase in problem loans results in a higher allocation to the provision for loan losses, which in turn reduces the Company’s net income. The provision for loan losses was $759,000 in 2005 compared to $515,000 in 2004.

The amount of mortgage loans sold on the secondary market is the third factor that can cause fluctuations in net income. In the six months ended June 30, 2005 and 2004, the net gain on sale of loans was $544,000 and $967,000, respectively. The sale of loans is influenced by the real estate market and interest rates. As a result in 2003, when rates were at their lowest level in recent years, the volume of loans sold was high. The net gain on sale of loans for the six months ended June 30, 2003 was $2,452,000. Due primarily to higher rates in 2004 and 2005, mortgage activity volume has been reduced from the levels in 2003.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2005 and 2004 (continued).

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first six months of 2005 was 3.57% compared to 3.63% in 2004 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. Included in the volume changes column in the table that follows is the time variance between 2005 and 2004 since the six months ended June 30, 2004 had one additional day. The changes in average balances and average rates and the effect on the net interest income on a tax equivalent basis for the six months ended in 2005 compared to the comparable period in 2004 are shown in the following table:

	Change in	Change in	Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)

Interest income:
Loans, net	$122,444	0.04%	$3,568	$266	$3,834
Taxable securities	(11,237)	(0.14)	(244)	(64)	(308)
Nontaxable securities	5,810	(0.05)	154	(24)	130
Federal funds sold	1,443	2.16	76	5	81

	$118,460		$3,554	$183	$3,737

Interest expense:
Interest-bearing demand deposits	$4,128	0.12	$13	$82	$95
Savings deposits	31,160	0.56	95	730	825
Time deposits	58,551	0.03	856	50	906
Short-term borrowings	(4,646)	0.94	(26)	141	115
FHLB borrowings	5,302	(0.06)	119	(50)	69

	$94,495		$1,057	$953	$2,010

Change in net interest income			$2,497	$(770)	$1,727

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2005	2004

Yield on average interest-earning assets	5.77%	5.70%
Rate on average interest-bearing liabilities	2.60	2.42

Net interest spread	3.17%	3.28%
Effect of noninterest-bearing funds	0.40	0.35

Net interest margin (tax equivalent interest income
divided by average interest-earning assets)	3.57%	3.63%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2005 and 2004 (continued).

Provision for Loan Losses

The provision for loan losses was $759,000 in 2005 compared to $515,000 in 2004. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of impaired loans (which are non-accrual) and loans past due ninety days or more. The amount of problem or watch loans considered in the reserve computation increased approximately $543,000 or 4.17% from the end of 2004 to June 30, 2005. The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the six months ended June 30, 2005 and 2004, recoveries were $584,000 and $559,000, respectively; and charge-offs were $763,000 in 2005 and $599,000 in 2004.

The allowance for loan losses totaled $14,370,000 at June 30, 2005 compared to $13,790,000 at December 31, 2004. The allowance represented 1.34% and 1.36% of outstanding loans at June 30, 2005 and December 31, 2004, respectively. The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in net loans outstanding. The methodology used in 2005 is consistent with the prior year.

Net Gain on Sale of Loans

Net gain on sale of loans for the six months ended June 30, 2005 was $544,000 compared to $967,000 for the comparable period ended June 30, 2004. The number of loans sold in 2005 was approximately 58% of the volume in 2004. The decrease in the volume of loans sold was expected because many consumers had taken advantage of lower interest rates in 2003 and 2004 to refinance loans.

Other Income

Other income, other than the net gain on sale of loans discussed above, increased by $139,000. The significant items accounting for the net change were an $118,000 increase in trust fees, $171,000 in additional service charges and fees, an increase in rental revenue on tax credit real estate of $88,000 and investment securities losses of $234,000. The losses were taken on $10.5 million of U.S. Agencies securities and after replacement purchases the average yield increased from 2.71% to 3.77%. No investment losses were taken in 2004. The trust fees increase is due primarily to a 6.7% increase in assets under management in the last twelve months with ending assets at June 30, 2005 of $708.6 million. The increase in service charges is due to volume increases of debit card interchange fees and credit card fees on merchant accounts. The rental revenue increase is due to the additional property added in January 2004 being fully rented as of June 30, 2005.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2005 and 2004 (continued).

Other Expenses

Other expenses increased $533,000 in 2005 to $15,767,000 from the same period in 2004. This increase of 3.50% included $75,000 in salaries and benefits. Direct salary expense was up $40,000 due to the addition of seven additional employees in 2005 compared to 2004. Total full-time equivalents at June 30, 2005 were 373. Medical expense for employees’ health insurance increased $58,000 due primarily to the increased number of employees covered in the plan. Occupancy expense increased $53,000 with rent expense higher by $28,000 due to the new office location in the Old Capitol Town Center which opened in 2005. Also, property taxes are up $27,000 to $252,000 and are a result of annual increases in the tax rates and the new lease at the Old Capitol Town Center in 2005. In 2005 furniture and equipment expense included depreciation expense of $964,000 and $470,000 in equipment and software maintenance contracts. These expenses one year ago were $960,000 for depreciation and $381,000 for the maintenance contracts. The increase in 2005 is due to more equipment and software purchases in 2004 and the related five year maintenance contracts.

Outside services increased $154,000 from 2004 to $2.3 million in 2005. Outside services include professional fees, courier services and ATM fees and processing charges for the merchant credit card program, retail credit cards and other data processing services. The credit card, merchants’ card and debit card processing charges increased $117,000 due to the increase in the volume of activity. The fees totaled $805,000 in 2005. The increase in the rental expenses compared to the same six months of 2004 was $91,000 to $442,000. The change is due to the new property added in January, 2004 and the property being fully rented in 2005.

Income Taxes

Federal and state income tax expenses were $3,424,000 and $3,266,000 for the six months ended June 30, 2005 and 2004, respectively. Income taxes as a percentage of income before taxes were 30.78% in 2005 and 31.33% in 2004. The dollar amount increase of $158,000 is primarily due to an increase of $701,000 in income before income taxes for the six months ended June 30, 2005. Additional nontaxable income of $82,000 in 2005 reduces the expected increase in income taxes by approximately $32,000 and is further reduced by the amount of tax credits in 2005 which were $338,000, compared to $265,000 in 2004.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2005 and 2004.

Net Income

Net income decreased from $3,795,000 in the three months ended June 30, 2004 to $3,557,000 in the three months ended June 30, 2005. Net interest income increased by $685,000 and was partially offset by a $587,000 increase in the loan loss provision. Another factor that resulted in lower net income was the decrease in gain on sale of secondary market loans from $616,000 in the three months ended June 30, 2004 to $306,000 in the three months ended June 30, 2005. Net of income taxes, this would account for approximately a $191,000 decrease in net income. Securities losses were realized in the second quarter of 2005 totaling $234,000. No securities losses were recognized for the quarter ended June 30, 2004. All other income items increased for the quarter by $254,000 and other expenses increased $294,000.

Net Interest Income

Net interest income increased for the three month period ended June 30, 2005 by $685,000 from the similar period in 2004. The net interest margin in 2005 was 3.50% compared to 3.65% in 2004. The decrease is primarily due to an increase in rates on core deposit accounts, including insured money market accounts and short-term certificates of deposits. These rates were increased due to the upward movement of the federal fund rates. The increase in the volume of interest earning assets accounted for a significant portion of the net interest income improvement. Net interest income changes on a tax-equivalent basis for the three months ended June 30, 2005 and 2004 are as follows:

	Change in	Change in	Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)

Interest income:
Loans, net	$126,166	0.08%	$1,924	$231	$2,155
Taxable securitities	(10,203)	(0.08)	(107)	(14)	(121)
Nontaxable securities	3,765	0.09	49	16	65
Federal funds sold	5,320	2.27	10	51	61

	$125,048		$1,876	$284	$2,160

Interest expense:
Interest-bearing demand deposits	$1,782	0.16	$2	$61	$63
Savings deposits	24,030	0.78	39	494	533
Time deposits	73,114	0.16	531	178	709
Short-term borrowings	(4,904)	1.37	(16)	126	110
FHLB borrowings	10,576	(0.11)	143	(49)	94

	$104,598		$699	$810	$1,509

Change in net interest income			$1,177	$(526)	$651

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2005 and 2004.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2005	2004

Yield on average interest-earning assets	5.79%	5.67%
Rate on average interest-bearing liabilities	2.70	2.37

Net interest spread	3.09%	3.30%
Effect of noninterest-bearing funds	0.41	0.35

Net interest margin (tax equivalent interest income
divided by average interest-earning assets)	3.50%	3.65%

Provision for Loan Losses

The provision for loan losses was $748,000 for the quarter ended June 30, 2005 compared to $161,000 in 2004. As discussed in connection with the results of operations for the six months, the allowance for loan losses was increased due to management’s analysis of the outstanding loans at June 30, 2005, which resulted in a higher level of problem loans. In 2004 the amount of problem or watch loans used in the reserve computation as of June 30, 2004 was only $71,000 higher than at March 31, 2004. In 2005 the amount of problem or watch loans used in the computation was $588,000 higher at June 30, 2005 than at March 31, 2005.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the three months ended June 30, 2005 and 2004, recoveries were $332,000 and $290,000, respectively; and charge-offs were $460,000 in 2005 and $371,000 in 2004. The allowance for loan losses totaled $14,370,000 at June 30, 2005 compared to $13,060,000 at June 30, 2004. The allowance represented 1.34% and 1.38% of outstanding loans at June 30, 2005 and June 30, 2004, respectively.

Other Income

As explained in the preceding discussion of the six month results, net gain on sale of loans was substantially less in 2005 as compared to 2004. Interest rates were more favorable in 2004 than in 2005. The Trust Department fees for 2005 were $95,000 higher than 2004 due to the growth of assets under management. Other income items for debit card fees and ATM service fees were up $99,000 for the quarter ended June 30, 2005, as compared to the same quarter of 2004.

Other Expenses

Total expenses for the 2005 quarter compared to the 2004 quarter increased $294,000 to $8,050,000. Maintenance on equipment and computer software included in furniture and equipment expense increased $53,000 from 2004 for the quarter ended June 30, 2005 to a total of $235,000. The increase is due to purchases made the last half of 2004 and the resulting five year maintenance contracts. Advertising and business development expenses increased $75,000 in comparing the quarters. The increase is due to direct mail and product promotion items for the retail area of the Bank. As a result of an increase in the volume of activity, credit card and debit card processing charges increased $62,000 and these expenses are included in outside services expense.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2005 and 2004 (continued).

Income Taxes

Income tax expense as a percentage of income before taxes decreased from 31.76% in 2004 to 29.91% in 2005. Income tax expense is $248,000 less in 2005 compared to 2004 with $211,000 accounted for by less taxable income. The balance of the decrease is due to an additional $37,000 in tax credits recorded as a result of the new tax credit real estate investment in 2004.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 15.95% of the Company’s total assets at June 30, 2005, compared to 15.82% at December 31, 2004.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of June 30, 2005, the Company had borrowed $207.5 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. This includes a new advance in May 2005 for $40 million. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $177 million at June 30, 2005.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $111 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2005.

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

HILLS BANCORPORATION

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act of 1934 Rule 13a-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first six months of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no changes in securities.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on April 18, 2005. The results listed for the election of directors and the ratification of auditors are included in items (b) and (c) listed below.

(b)

The following individuals were elected to serve as Directors of the Company for a three year term at the Annual Meeting. The results of the voting by individuals and those withholding authority are as follows:

		For	Withhold Authority
1)	James A. Nowak	3,233,851	8,098
2)	Theodore H. Pacha	3,234,391	7,558
3)	Ann Marie Rhodes	3,225,855	16,094
4)	Ronald E. Stutsman	3,234,571	7,378

(c)	Ratification of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005.
For	Against	Abstain
3,198,708	0	43,241

Item 5.	Other Information

(a)

On February 22, 2001, the Bank made a commercial loan to a borrower who operated a lawn care business (the “Lawn Care Borrower”) in the amount of $58,265 and on June 12, 2003 the Bank made an additional commercial loan to the Lawn Care Borrower, advanced primarily to rewrite a prior loan dated May 6, 2002, in the amount of $18,252. Director Pacha co-signed the notes for these amounts (the “Lawn Care Notes”) when the loans were made to the Lawn Care Borrower. On March 7, 2003, Director Pacha made a final payment on the first loan in the amount of $54,588, resulting in the first loan being paid in full. On December 10, 2003, the Lawn Care Borrower declared bankruptcy. On April 1, 2004, the second of the Lawn Care Notes went into default . Although the Bank had perfected a security interest in equipment owned by the Lawn Care Borrower, that security interest was not transferred to Mr. Pacha upon his repayment of the first loan, which occurred prior to the date the Lawn Care Borrower filed bankruptcy. The second loan was unsecured per its terms and remained due and owing at the time that the Lawn Care Borrower filed bankruptcy. As a result, neither the Bank nor Mr. Pacha was a secured creditor at the time the Lawn Care Borrower filed bankruptcy. As a result, questions arose as to whether or not the Bank had a duty or had been requested to transfer the Bank’s security interest to Mr. Pacha upon his repayment of the first loan. The Bank and Director Pacha resolved all questions of liability relating to the Lawn Care Notes by an agreement dated July 26, 2005. Pursuant to the terms of this agreement, Mr. Pacha made a final payment on the second loan that, together with his final payment on the first loan, totaled $68,377, and the Bank agreed to write off $3,768. Management believes that the terms of the agreement with Director Pacha are no less favorable to the Bank than the terms of similar agreements resolving similar loan situations in which a director was not involved.

HILLS BANCORPORATION

PART II - OTHER INFORMATION

(continued)

(b)

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock. This authorization will expire on December 31, 2009. The Company expects the purchases to be made from time to time at a price equal to the most recent quarterly independent appraisal of the shares of stock and with the Board reviewing the overall results of the program on a quarterly basis.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: August 8, 2005 —————————	By: /s/ Dwight O. Seegmiller ———————————————————————— Dwight O. Seegmiller, Director and President

Date: August 8, 2005 —————————	By: /s/ James G. Pratt ———————————————————————— James G. Pratt, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION

QUARTERLY REPORT OF FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2005

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2005 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	29 - 30 of 31

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	31 of 31