Form 10-Q
period 2005-09-30
HILLS BANCORPORATION
filed 2005-11-08
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
☒ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At October 31, 2005

Common Stock, no par value	4,553,173

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

	September 30, 2005
ASSETS	(Unaudited)	December 31, 2004*

Cash and due from banks	$31,828	$23,008
Federal funds sold	5,473	—

Total cash and cash equivalents	37,301	23,008
Investment securities:
Available for sale (amortized cost at September 30, 2005 $205,131; December 31, 2004 $203,208)	203,486	204,123
Held to maturity (fair value at September 30, 2005 $328; December 31, 2004 $4,986)	315	5,000
Stock of Federal Home Loan Bank	11,276	8,893
Loans held for sale	2,706	3,908
Loans, net	1,100,097	998,231
Property and equipment, net	21,725	21,814
Tax credit real estate	7,690	8,010
Accrued interest receivable	8,604	7,349
Deferred income taxes	5,996	4,506
Goodwill	2,500	2,500
Other assets	3,739	3,107

	$1,405,435	$1,290,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$140,365	$131,256
Interest-bearing deposits	897,298	825,980

Total deposits	$1,037,663	$957,236
Short-term borrowings	24,389	37,985
Federal Home Loan Bank borrowings	207,411	167,542
Accrued interest payable	1,952	1,632
Other liabilities	7,102	5,915

	$1,278,517	$1,170,310

REDEEMABLE COMMON STOCK HELD BY EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)	$19,959	$16,336

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued at September 30, 2005 4,554,300; December 31, 2004 4,549,656 shares	$—	$—
Paid in capital	11,541	11,364
Retained earnings	116,455	108,199
Accumulated other comprehensive income (loss)	(1,036)	576
Treasury stock at cost (939 shares at September 30, 2005 and none at December 31, 2004)	(42)	—

	$126,918	$120,139
Less maximum cash obligation related to ESOP shares	19,959	16,336

	$106,959	$103,803

	$1,405,435	$1,290,449

* Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest income:
Loans, including fees	$17,152	$14,685	$48,545	$42,156
Investment securities:
Taxable	1,148	1,251	3,607	4,027
Nontaxable	682	625	1,985	1,843
Federal funds sold	102	1	205	22

Total interest income	$19,084	$16,562	$54,342	$48,048

Interest expense:
Deposits	$5,209	$3,513	$13,933	$10,411
Short-term borrowings	131	170	438	361
FHLB borrowings	2,668	2,290	7,268	6,822

Total interest expense	$8,008	$5,973	$21,639	$17,594

Net interest income	$11,076	$10,589	$32,703	$30,454
Provision for loan losses	239	602	998	1,117

Net interest income after provision for loan losses	$10,837	$9,987	$31,705	$29,337

Other income:
Net gain on sale of loans	$313	$292	$857	$1,259
Trust fees	749	661	2,208	2,002
Service charges and fees	1,576	1,332	4,260	3,845
Rental revenue on tax credit real estate	171	150	559	450
Other noninterest income	600	616	1,782	1,802
Net loss on sale of investment securities	—	—	(234)	—

	$3,409	$3,051	$9,432	$9,358

Other expenses:
Salaries and employee benefits	$4,336	$4,156	$12,682	$12,427
Occupancy	554	575	1,615	1,583
Furniture and equipment	869	810	2,554	2,394
Office supplies and postage	281	304	931	880
Advertising and business development	519	484	1,312	1,271
Outside services	1,287	1,008	3,538	3,105
Rental expenses on tax credit real estate	273	244	715	595
Other noninterest expense	382	214	921	774

	$8,501	$7,795	$24,268	$23,029

Income before income taxes	$5,745	$5,243	$16,869	$15,666
Federal and state income taxes	1,776	1,636	5,200	4,902

Net income	$3,969	$3,607	$11,669	$10,764

Earnings per share:
Basic	$0.87	$0.80	$2.56	$2.37
Diluted	0.86	0.79	2.55	2.36

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$3,969	$3,607	$11,669	$10,764

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	$(1,705)	$1,436	$(2,787)	$(2,522)
Income tax effect of unrealized gains (losses)	631	(532)	1,031	933

	$(1,074)	$904	$(1,756)	$(1,589)

Less: reclassification adjustment for realized losses included in net income, net of income taxes	—	—	144	—

Other comprehensive income (loss)	(1,074)	904	(1,612)	(1,589)

Comprehensive income	$2,895	$4,511	$10,057	$9,175

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2004	$11,364	$108,199	$576	$(16,336)	$—	$103,803
Issuance of 5,355 shares of common stock	191	—	—	—	—	191
Redemption of 711 shares of common stock	(22)	—	—	—	—	(22)
Change related to ESOP shares	—	—	—	(3,623)	—	(3,623)
Net income	—	11,669	—	—	—	11,669
Income tax benefit related to stock based compensation	8	—	—	—	—	8
Cash dividends ($.75 per share)	—	(3,413)	—	—	—	(3,413)
Purchase of 939 shares of common stock	—	—	—	—	(42)	(42)
Other comprehensive income (loss)	—	—	(1,612)	—	—	(1,612)

Balance, September 30, 2005	$11,541	$116,455	$(1,036)	$(19,959)	$(42)	$106,959

Balance, December 31, 2003	$11,353	$97,189	$3,087	$(14,864)		$96,765
Issuance of 74 shares of common stock	7	—	—	—		7
Change related to ESOP shares	—	—	—	(1,141)		(1,141)
Net income	—	10,764	—	—		10,764
Cash dividends ($.70 per share)	—	(3,184)	—	—		(3,184)
Other comprehensive income (loss)	—	—	(1,589)	—		(1,589)

Balance, September 30, 2004	$11,360	$104,769	$1,498	$(16,005)		$101,622

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Nine Months Ended September 30,

	2005	2004

Cash Flows from Operating Activities
Net income	$11,669	$10,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,883	1,860
Provision for loan losses	998	1,117
Net loss on sale of investment securities	234	—
Compensation expensed through issuance of common stock	163	7
Deferred income taxes	(541)	(600)
Increase in accrued interest receivable	(1,255)	(284)
Amortization of discount on investment securities, net	600	961
Increase in other assets	(633)	(911)
Increase in accrued interest and other liabilities	1,507	2,096
Loans originated for sale	(88,270)	(119,003)
Proceeds on sales of loans	90,329	118,770
Net gain on sales of loans	(857)	(1,259)

Net cash provided by operating activities	$15,827	$13,518

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	$43,910	$58,674
Held to maturity	4,685	5,690
Proceeds from sales of investment securities available for sale	10,465	—
Purchases of investment securities:
Available for sale	(59,515)	(46,188)
Held to maturity	—	(3,945)
Loans made to customers, net of collections	(102,864)	(103,105)
Purchases of property and equipment	(1,794)	(1,828)
Investment in tax credit real estate, net	320	(5,720)

Net cash used in investing activities	$(104,793)	$(96,422)

Cash Flows from Financing Activities
Net increase in deposits	$80,427	$64,608
Net (decrease) increase in short-term borrowings	(13,596)	6,744
Borrowings from FHLB	40,000	—
Payments on FHLB borrowings	(131)	(32)
Stock options exercised	28	—
Income tax benefits related to stock based compensation	8	—
Redemption of common stock	(22)	—
Purchase of treasury stock	(42)	—
Dividends paid	(3,413)	(3,184)

Net cash provided by financing activities	$103,259	$68,136

(Continued)

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)  (Continued)
(Amounts In Thousands)

	Nine Months Ended September 30,

	2005	2004

Increase (decrease) in cash and cash equivalents	$14,293	$(14,768)

Cash and cash equivalents:
Beginning of year	23,008	37,427

End of period	$37,301	$22,659

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$13,613	$10,633
Interest paid on other obligations	7,706	7,183
Income taxes paid	4,962	4,139

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$3,623	$1,141

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. These financial statements include all adjustments (consisting of normal recurring accruals) which in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts may be reclassified to conform to the current year presentation. The Company considers that it operates as one business segment, a commercial bank.

Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2004 filed with the Securities Exchange Commission on March 10, 2005.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Common shares outstanding at the beginning of the period	4,549,656	4,550,256	4,549,656	4,550,034
Weighted average number of net shares issued (redemption)	3,740	0	2,024	178

Weighted average shares outstanding (basic)	4,553,396	4,550,256	4,551,680	4,550,212
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	19,682	14,605	20,844	14,933

Weighted average number of shares (diluted)	4,573,078	4,564,861	4,572,524	4,565,145

Net income (In Thousands)	$3,969	$3,607	$11,669	$10,764

Earnings per share:
Basic	$0.87	$0.80	$2.56	$2.37

Diluted	$0.86	$0.79	$2.55	$2.36

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncements

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

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Net income (In Thousands):
As reported	$3,969	$3,607	$11,669	$10,764

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(6)	(21)	(18)

Pro forma	$3,962	$3,601	$11,648	$10,746

Basic earnings per share:
As reported	$0.87	$0.80	$2.56	$2.37

Pro forma	$0.87	$0.80	$2.56	$2.37

Diluted earnings per share:
As reported	$0.86	$0.79	$2.55	$2.36

Pro forma	$0.86	$0.79	$2.55	$2.36

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Hills Bancorporation (“Hills Bancorporation” or “the Company”) and its banking subsidiary Hills Bank and Trust Company (“the Bank”) for the dates and periods indicated. The discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying footnotes.

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

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The economic impact of terrorist attacks and military actions.

•	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as successfully as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of September 30, 2005 and December 31, 2004 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Overview

The Company is a holding company engaged through its subsidiary in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Cedar Rapids and Marion, Iowa. On June 28, 2005, the Bank opened a limited purpose office at the Oaknoll Retirement Residence in Iowa City, Iowa for the exclusive use of Oaknoll residents and staff (the “Oaknoll Office”). The Oaknoll Office is staffed by existing Bank personnel and is open on the second and fourth Tuesday of each month. The Oaknoll Office opens deposit accounts and provides deposit services, trust and investment services and check cashing. The Oaknoll Office does not perform loan origination activities. At September 30, 2005 the Bank had twelve full service locations.

Net income for the nine-month period ended September 30, 2005 was $11.67 million compared to $10.76 million for the same nine months of 2004. The increase in 2005 of $905,000 is an 8.41% increase over the 2004 amount. The factors that resulted in this increase in net income compared to the comparable period in 2004 are discussed below in the Net Income Overview section. Return on average equity was 12.79% and return on average assets was 1.16% for the nine months of 2005, compared to 12.72% and 1.18%, respectively for the same period in 2004. Dividends of $.75 per share were paid in January of 2005 to 1,485 shareholders. The 2005 dividend was a 7.14% increase over the prior year’s dividend of $.70.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage. For the nine-month period ended September 30, 2005, the average earning assets grew by $125.7 million from $1.143 billion to $1.268 billion, which was the major factor in a $2.25 million increase in net interest income. The Bank achieved a net interest margin of 3.58% compared to 3.69% in 2004.

Highlights noted on the balance sheet as of September 30, 2005 for the Company include the following:

•	Net loans are $1.100 billion.

•	Loans grew by $100.66 million and deposits grew by $80.43 million since December 31, 2004.

A detailed discussion of the financial condition and results of operations follows this overview.

Financial Condition

The asset growth of $115.0 million included a net loan increase of $100.66 million and an increase in federal funds sold of $5.47 million. Since December 31, 2004, the federal funds target rate has been raised by the Federal Reserve Open Market Committee from 2.25% to 3.75% with six increases of .25% each or a total of 1.50%. The upward movement of the federal funds target rate started on June 30, 2004 when the rate was 1.00% and created opportunities for consumers to place funds with institutions offering higher interest rates. Interest rates on loans are generally affected by these increases since interest rates determined by the U.S. Treasury market normally increase when the Federal Reserve Board raises the federal funds target rate. The Bank prices its real estate loans based on the U.S. Treasury indexes. Loans secured by real estate accounted for $82.42 million or 81.88% of the increase in loans. Increases in interest rates may at some point reduce loan demand and slow the economy, but at the current interest rate levels, demand for loans remains good. The overall economy in the Company’s principal place of business, Johnson and Linn Counties, remains good with unemployment levels that remain low.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The tables below set forth the composition of the loan portfolio as of September 30, 2005 and December 31, 2004 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	September 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$40,927	3.67%	$39,116	3.87%
Commercial and financial	86,535	7.76	68,214	6.74
Real estate:
Construction	72,730	6.52	72,388	7.15
Mortgage	882,273	79.16	800,197	79.07
Loans to individuals	32,242	2.89	32,106	3.17

	$1,114,707	100.00%	$1,012,021	100.00%

Less allowance for loan losses	14,610		13,790

	$1,100,097		$998,231

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

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning of period	$14,370	$13,060	$13,790	$12,585
Provision charged to expenses	239	602	998	1,117
Recoveries	447	299	1,031	858
Loans charged off	(446)	(291)	(1,209)	(890)

Balance, end of period	$14,610	$13,670	$14,610	$13,670

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at September 30, 2005 and December 31, 2004, was as follows:

	September 30, 2005	December 31, 2004

	(Amounts in thousands)

Impaired loans, non-accrual	$588	$808
Loans past due ninety days or more and still accruing	3,783	2,313
Restructured loans	—	—

As discussed below, deposit growth of $80.43 million and an increase of $40 million in advances from the Federal Home Loan Bank (FHLB), which more than offset a $13.6 million reduction in short-term borrowings, generated funds in excess of those required for loan growth. Such excess funds were invested on a temporary basis in federal funds sold, which increased from zero at December 31, 2004 to $5.47 million at September 30, 2005. It is expected that some or all of such excess funds will be used to fund loan growth in the fourth quarter of 2005.

The estimated fair value of the investment securities held by the Company decreased by $5.3 million, primarily as a result of the maturity in June of 2005 of a short-term $3.9 million tax-exempt bond that was not replaced. As a result of increasing interest rates, the market value of securities available for sale was $1.645 million less than the amortized cost of such securities at September 30, 2005, which was a decline from the $915,000 by which the market value of securities available for sale exceeded the amortized cost of such securities at December 31, 2004. The carrying values of investment securities for September 30, 2005 and December 31, 2004 are summarized in the following table (dollars in thousands):

	September 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

Securities available for sale

U.S. Government agencies and corporations	$124,762	61.31%	$133,929	65.61%

State and political subdivisions	78,724	38.69	70,194	34.39

Total securities available for sale	$203,486	100.00%	$204,123	100.00%

Securities held to maturity
State and political subdivisions	$315	100.00%	$5,000	100.00%

Deposit growth was $80.43 million in the first nine months of 2005 and included $34.00 million in additional retail deposits and $46.43 million in additional commercial and municipal deposit increases. The borrowings from the Federal Home Loan Bank (FHLB) were increased in May, 2005 by $40 million as the Bank decided to borrow longer-term funds. The borrowings have an interest rate of 3.70% and are fixed for five years. Increased deposits and FHLB advances which were in excess of funds needed for loan growth were used to reduce federal funds borrowed from $19.2 million at December 31, 2004 to zero and to invest on a temporary basis in $5.473 million of federal funds sold. The reduction in short-term borrowings resulted from a combination of the reduction in federal funds borrowed and an increase in repurchase agreements to $24.4 million at September 30, 2004 from $18.74 million at December 31, 2004. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

In March of 2005, the Bank relocated its downtown Iowa City office to the Old Capitol Town Center. The relocation doubled the size of the Bank’s downtown presence in Iowa City to 5,800 square feet. It is expected that the expanded space will assist in the growth of both retail and commercial deposits and will permit the Bank to offer real estate and commercial loan products at the downtown location.

Dividends and Equity

In January 2005, Hills Bancorporation paid a dividend of $3,413,000 or $.75 per share, a 7.14% increase from the $.70 per share paid in January 2004. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2005 totaled $107.0 million. Under risk-based capital rules, the total amount of risk based capital as of September 30, 2005, was 13.80% of risk-adjusted assets, and is substantially in excess of the required minimum of 8.00%.

Discussion of operations for the nine months ended September 30, 2005 and 2004.

Net Income Overview

Net income increased $905,000 or 8.41% for the nine months ended September 30, 2005 compared to the first nine months of 2004. Total net income was $11,669,000 in 2005 and $10,764,000 in the comparable period in 2004. The changes in net income in 2005 from the first nine months of 2004 are as follows and are discussed in detail in the following review of operations:

•	Net interest income increased by $2,249,000.

•	The provision for loan losses decreased by $119,000.

•	Other income increased by $74,000.

•	Other expenses increased by $1,239,000.

•	Income taxes increased by $298,000.

For the nine-month periods ended September 30, 2005 and 2004, basic earnings per share were $2.56 and $2.37. Diluted earnings were $2.55 for the nine months ended September 30, 2005 compared to $2.36 for the same period in 2004.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is net interest margin. Net interest income of $32.7 million for the first nine months of 2005 was derived from the Company’s $1.268 billion of average earning assets and its net interest margin of 3.58%. Average earning assets in the nine months ending September 30, 2004 were $1.143 billion and the net interest margin was 3.69%. The margin compression was the result of the continued flattening of the yield curve and pricing pressure on short-term deposits. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.48% would have resulted approximately in a $951,000 decrease in income before income taxes in the nine month period ending September 30, 2005. Similarly, an increase in the net interest margin of 10 basis points to 3.68% would have increased income before income taxes by $951,000 for the nine month period ended September 30, 2005. In 2005, despite the decline in the net interest margin, net interest income for the Company increased due to the additional volume of earning assets over the similar nine month period in 2004.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.100 billion at September 30, 2005. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of impaired loans (which are non-accrual) and loan past due ninety days or more. An increase in loans and problem loans results in a higher allocation to the provision for loan losses. The provision for loan losses was $998,000 in 2005 compared to $1,117,000 in 2004.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2005 and 2004 (continued).

The amount of mortgage loans sold on the secondary market is the third factor that can cause fluctuations in net income. For the nine months ended September 30, 2005 and 2004, the net gain on sale of loans was $857,000 and $1,259,000, respectively. The sale of loans is influenced by the real estate market and interest rates. As a result in 2003, when rates were at their lowest level in recent years, the volume of loans sold was high. The net gain on sale of loans for the nine months ended September 30, 2003 was $3,972,000. Due primarily to higher rates in 2004 and 2005, there has been a continuing decline in mortgage activity volume from the levels seen in 2003.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first nine months of 2005 was 3.58% compared to 3.69% in 2004 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. Included in the volume changes column in the table that follows is the time variance between 2005 and 2004 since the nine months ended September 30, 2004 had one additional day. The changes in average balances and average rates and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2005 compared to the comparable period in 2004 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate
			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$124,193	0.09%	$5,723	$671	$6,394
Taxable securities	(8,951)	(0.17)	(295)	(125)	(420)
Nontaxable securities	5,648	(0.01)	228	(8)	220
Federal funds sold	4,842	2.37	29	154	183

	$125,732		$5,685	$692	$6,377

Interest expense:
Interest-bearing demand deposits	$3,140	0.15	$(27)	$(159)	$(186)
Savings deposits	25,228	0.63	(127)	(1,221)	(1,348)
Time deposits	67,629	0.14	(1,497)	(491)	(1,988)
Short-term borrowings	(11,531)	0.90	130	(207)	(77)
FHLB borrowings	16,836	(0.17)	(686)	240	(446)

	$101,302		$(2,207)	$(1,838)	(4,045)

Change in net interest income			$3,478	$(1,146)	$2,332

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2005 and 2004 (continued).

A summary of interest spread and margin information for the nine-month periods ended September 30 is as follows:

(Tax Equivalent Basis)	2005	2004

Yield on average interest-earning assets	5.85%	5.75%
Rate on average interest-bearing liabilities	2.68	2.40

Net interest spread	3.17%	3.35%
Effect of noninterest-bearing funds	0.41	0.34

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.58%	3.69%

Provision for Loan Losses

The provision for loan losses was $998,000 in 2005 compared to $1,117,000 in 2004. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of impaired loans (which are non-accrual) and loans past due ninety days or more. The amount of problem or watch loans considered in the reserve computation increased approximately $775,000 or 5.95% from the end of 2004 to September 30, 2005. For the similar period one year ago from the end of 2003 to September 30, 2004, the amount of problem or watch loans considered in the reserve computation increased $1,026,000 or 8.63%. The methodology used in 2005 is consistent with 2004. The larger increase in 2004 was reflective of the reserve at that point in time and not any group or types of loans for which estimated losses were higher than expected. Overall, the volume of loans outstanding continues to have significant increases with loan growth of $102.9 million and $103.2 million for the nine months ended September 30, 2005 and 2004, respectively. The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the nine months ended September 30, 2005 and 2004 net charge-off loans were $178,000 and $32,000, respectively.

The allowance for loan losses totaled $14,610,000 at September 30, 2005 compared to $13,790,000 at December 31, 2004. The allowance represented 1.31% and 1.36% of outstanding loans at September 30, 2005 and December 31, 2004, respectively. The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in net loans outstanding.

Net Gain on Sale of Loans

Net gain on sale of loans for the nine months ended September 30, 2005 was $857,000 compared to $1,259,000 for the comparable period ended September 30, 2004. The number of loans sold in 2005 was approximately 70% of the volume in 2004. The decrease in the volume of loans sold, given the current interest rate environment, was not expected because many consumers had taken advantage of lower interest rates in 2003 and 2004 to refinance loans.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2005 and 2004 (continued).

Other Income

Other income, excluding the net gain on sale of loans discussed above, increased by $476,000. The significant items accounting for the net change were a $206,000 increase in trust fees, $415,000 in additional service charges and fees, an increase in rental revenue on tax credit real estate of $109,000 and investment securities losses of $234,000. The losses were recorded on $10.5 million of U.S. Agencies securities and after replacement purchases the average yield on similar securities increased from 2.71% to 3.77%. No investment losses were taken in 2004. The trust fees increase is due primarily to a 10.23% increase in assets under management in the last twelve months with ending assets at September 30, 2005 of $743.8 million. The increase in service charges is due to volume increases of debit card interchange fees which increased $293,000 and credit card fees on merchant accounts that had an increase of $122,000. The rental revenue increase of $109,000 is due to the additional property added in January 2004 being fully rented as of September 30, 2005.

Other Expenses

Other expenses increased $1,239,000 in 2005 to $24,268,000 from the same period in 2004. This increase of 5.38% resulted from the combination of a number of factors. One factor was an increase of $255,000 in salaries and benefits. Direct salary expense was up $162,000, or 1.74% from the same period ended September 30, 2004. A net increase of three full-time equivalents occurred during the period from September 30, 2004 to September 30, 2005. Total full-time equivalents at September 30, 2005 were 364. Partially offsetting the increase in direct salary expense was a reduction in medical expense for employees’ health insurance of $105,000 due primarily to a change in the Company’s medical plan from a self-insured plan prior to 2005 to a full-premium plan in 2005. Another component of salaries and employee benefits expense is compensation expense related to the officers’ deferred compensation plan, which increased by $238,000. This increase is primarily the result of an increase in the appraised value of the Company’s common stock. Beginning effective June 30, 2005, as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock the Company is now obtaining a quarterly independent appraisal of the shares of stock. The final appraisal for each quarter will be completed approximately forty days after each quarter end. Compensation expense related to the officers’ deferred compensation plan at September 30, 2005, was based on the appraised value at June 30, 2005, which was $45.00 per share compared to the appraised value of $37.00 per share which was used to compute such compensation expense at December 30, 2004.

Occupancy expense increased $32,000 with rent expense higher by $27,000 due to the new office location in the Old Capitol Town Center which opened in 2005. In 2005, furniture and equipment expense included depreciation expense of $1,445,000 and $732,000 in equipment and software maintenance contracts. These expenses one year ago were $1,442,000 for depreciation and $579,000 for the maintenance contracts. The increase in 2005 is due to more equipment and software purchases in 2004 and 2005 and the related five year maintenance contracts.

Advertising and business development expense increased $41,000 at September 30, 2005 compared to the same period in 2004. Total expenses for 2005 included a $50,000 contribution to the American Red Cross to assist the victims of Hurricane Katrina and to provide assistance to the victims of other disasters. Hills Bank employees donated an additional $8,730 in personal contributions.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2005 and 2004.

Outside services increased $433,000 in 2005 to $3,528,000 as of September 30, 2005 compared to the same period in 2004. Outside services include professional fees, courier services and ATM fees and processing charges for the merchant credit card program, retail credit cards and other data processing services. Professional fees increased $234,000 from 2004 to a total of $1,120,000 as of September 30, 2005. Services related to Sarbanes-Oxley compliance account for approximately $80,000 of the increase. Outsourcing of a portion of the internal audit work in 2005 accounts for an additional $40,000 and consulting fees for a new fee income strategy were $140,000. Processing charges for credit card, merchants’ card and debit card transactions increased $216,000 to $1,079,000 in 2005 due to increased volume which resulted in the $415,000 increase in fee income discussed above under other income. The increase in the rental expenses on tax credit real estate compared to the same nine months of 2004 was $595,000 to $715,000. The change is due to the new property added in January, 2004 and the property being fully rented in 2005.

Income Taxes

Federal and state income tax expenses were $5,200,000 and $4,902,000 for the nine months ended September 30, 2005 and 2004, respectively. Income taxes as a percentage of income before taxes were 30.83% in 2005 and 31.29% in 2004. The dollar amount increase of $298,000 is primarily due to an increase of $1,203,000 in income before income taxes for the nine months ended September 30, 2005. Additional nontaxable income of $142,000 in 2005 reduces the expected increase in income taxes by approximately $50,000 and such expected increase in income taxes is further reduced by the amount of tax credits in 2005 which were $506,000, compared to $396,000 in 2004.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2005 and 2004.

Net Income

Net income increased to $3,969,000 in the three months ended September 30, 2005 from $3,607,000 in the three months ended September 30, 2004. Return on average equity was 12.57% and return on average assets was 1.14% for the three months of 2005, compared to 12.43% and 1.15%, respectively, for the same period in 2004. Net interest income increased by $487,000 and there was a $363,000 decrease in the loan loss provision. Other income increased for the quarter by $358,000 and other expenses increased $706,000.

Net Interest Income

Net interest income increased for the three-month period ended September 30, 2005 by $487,000 from the similar period in 2004. The net interest margin in 2005 was 3.49% compared to 3.73% in 2004. The decrease in net interest margin is primarily due to an increase in rates on core deposit accounts, including insured money market accounts and short-term certificates of deposits. These rates were increased due to the upward movement of the federal fund rates. The increase in the volume of interest earning assets accounted for a significant portion of the net interest income improvement. Net interest income changes on a tax-equivalent basis for the three months ended September 30, 2005 and 2004 were as follows:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$122,561	0.19%	$1,932	$518	$2,450
Taxable securitities	(4,380)	(0.17)	(41)	(58)	(99)
Nontaxable securities	5,323	0.09	71	17	88
Federal funds sold	11,641	1.49	57	44	101

	$135,145		$2,019	$521	$2,540

Interest expense:
Interest-bearing demand deposits	$1,165	0.24	$(7)	$(85)	$(92)
Savings deposits	13,359	0.77	(27)	(497)	(524)
Time deposits	85,788	0.37	(628)	(452)	(1,080)
Short-term borrowings	(25,311)	1.06	111	(72)	39
FHLB borrowings	39,914	(0.32)	(546)	168	(378)

	$114,915		$(1,097)	$(938)	$(2,035)

Change in net interest income			$922	$(417)	$505

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2005 and 2004 (continued)

A summary of net interest spread and margin information for the three-month periods ended September 30 is as follows:

(Tax Equivalent Basis)	2005	2004

Yield on average interest-earning assets	5.91%	5.74%
Rate on average interest-bearing liabilities	2.84	2.37

Net interest spread	3.07%	3.37%
Effect of noninterest-bearing funds	0.42	0.36

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.49%	3.73%

Provision for Loan Losses

The provision for loan losses was $239,000 for the quarter ended September 30, 2005 compared to $602,000 in 2004. The provision for loan losses was decreased due to management’s analysis of the outstanding loans at September 30, 2005, which indicated the level of problem or watch loans for the quarter considered in the reserve computation had increased only $232,000 since June 30, 2005 and since net recoveries of loans were $1,000, a quarterly provision of $239,000 was required. In 2004, the amount of problem or watch loans used in the reserve computation for the quarter ended September 30, 2004 was $584,000 higher than at June 30, 2004 and net recoveries were $8,000.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the three months ended September 30, 2005 and 2004, recoveries were $447,000 and $299,000, respectively; charge-offs were $446,000 in 2005 and $291,000 in 2004. The allowance for loan losses totaled $14,610,000 at September 30, 2005 compared to $13,670,000 at September 30, 2004. The allowance represented 1.31% and 1.39% of outstanding loans at September 30, 2005 and September 30, 2004, respectively.

Other Income

Total other income was $3,409,000 and $3,051,000 for the three months ended September 30, 2005 and 2004. The Trust Department fees for 2005 were $88,000 higher than 2004 due to the growth of assets under management. Other income items for debit card fees and credit card merchant fees were up $133,000 for the quarter ended September 30, 2005, as compared to the same quarter of 2004.

Other Expenses

Total expenses for the 2005 quarter compared to the 2004 quarter increased $706,000 to $8,501,000. Salaries and employee benefits increased $180,000 for the quarter ended September 30, 2005 compared to 2004. Direct salary expense was $125,000 higher. The increase of $238,000 in compensation expense related to the officers’ deferred compensation plan, which is explained above in the discussion of operations for the nine months ended September 30, 2005, occurred in the quarter ended September 30. These increases were partially offset by medical insurance savings of $164,000 for the quarter ended September 30, 2005, resulting from the change in the Company’s medical plan from a self-insured plan prior to 2005 to a full-premium plan in 2005.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2005 and 2004 (continued).

Outside services items that increased in the three months ended September 30, 2005 compared to 2004 included $40,000 for outsourcing internal audit work and approximately $40,000 for Sarbanes-Oxley compliance work. In addition, the $140,000 cost of consulting work for a new fee income strategy project was incurred in the third quarter of 2005. Maintenance on equipment and computer software included in furniture and equipment expense increased $64,000 from 2004 for the quarter ended September 30, 2005 to a total of $262,000. The increase is due to purchases made the last half of 2004 and the resulting five year maintenance contracts. As a result of an increase in the volume of activity, credit card and debit card processing charges increased $52,000 and these expenses are included in outside services expense.

Income Taxes

Income tax expense as a percentage of income before taxes decreased from 31.20% in 2004 to 30.91% in 2005. Income tax expense is $140,000 more in 2005 compared to 2004 primarily due to a $502,000 increase in income before income taxes. The increase was primarily offset by an additional $37,000 in tax credits in 2005 compared to 2004 as the new tax credit real estate investment in 2004 became fully leased.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 14.87% of the Company’s total assets at September 30, 2005, compared to 15.82% at December 31, 2004.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of September 30, 2005, the Company had borrowed $207.4 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. This includes a new advance in May 2005 for $40 million. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $206 million at September 30, 2005.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $113 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2005.

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

The Company’s primary market risk exposure is to changes in interest rates. The Company’s asset/liability management, or its management of interest rate risk, is focused primarily on evaluating and managing net interest income given various risk criteria. Factors beyond the Company’s control, such as market interest rates and competition, may also have an impact on the Company’s interest income and interest expense. In the absence of other factors, the Company’s overall yield on interest-earning assets will increase, as will its cost of funds on its interest-bearing liabilities, when market interest rates increase over an extended period of time. Conversely, the Company’s yields and cost of funds will decrease when market rates decline. The Company is able to manage these swings to some extent by attempting to control the maturity and rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time.

The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities through the purchase of derivative instruments. The Company has no material exposure to foreign currency exchange rate risk or commodity price risk.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act of 1934 Rule 13a-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first nine months of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock. This authorization will expire on December 31, 2009. The Company expects the purchases to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the program on a quarterly basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases for the three months ended September 30, 2005:

Period in 2005	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1 to July 31	0	N/A	0	750,000

August 1 to August 31	605	$45.00	605	749,395

September 1 to September 30	334	45.00	939	749,061

Total	939	$45.00	939	749,061

(1) All of these shares were purchased pursuant to the Company’s publicly announced stock repurchase program. On August 8, 2005, the Company announced this stock repurchase program, pursuant to which the Company was authorized to repurchase up to 750,000 shares of its common stock. This stock repurchase plan has an expiration date of December 31, 2009.

Item 3.	Defaults Upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

Item 5.	Other Information

None

Item 6.	Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: 11/7/05	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director and President

Date: 11/7/05	By: /s/ James G. Pratt

James G. Pratt, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2005

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2005 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	29 - 30 of 30

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	31 of 31