Form 10-K
period 2005-12-31
HILLS BANCORPORATION
filed 2006-03-10
CIK 732417

HILLS BANCORPORATION FORM 10-K DECEMBER 31, 2005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.	Commission File Number 0-12668.

HILLS BANCORPORATION (Exact name of Registrant as specified in its charter)

Iowa	42-1208067

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 Main Street, Hills, Iowa 52235

(Address of principal executive offices)

Registrant’s telephone number, including area code: (319) 679-2291 Securities Registered pursuant to Section 12 (b) of the Act: None Securities Registered pursuant to Section 12 (g) of the Act:

No par value common stock

Title of Class

Indicate by check mark if the Registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant’s common stock held by nonaffiliates on March 20, 2006 (based upon reports of beneficial ownership that approximately 81% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $46.50 per share) was $172,180,000.

The number of shares outstanding of the Registrant’s common stock as of March 20, 2006 is 4,562,237 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 20, 2006 for the Annual Meeting of the Shareholders of the Registrant to be held April 17, 2006 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

HILLS BANCORPORATION FORM 10-K

TABLE OF CONTENTS

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

Through its internet website (www.hillsbank.com) the Company makes available, free of charge, by link to the internet website of the Securities and Exchange Commission (www.sec.gov), the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendment to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished.

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

The Bank has an established formal loan origination policy. In general, the loan origination policy attempts to reduce the risk of credit loss to the Bank by requiring, among other things, maintenance of minimum loan to value ratios, evidence of appropriate levels of insurance carried by borrowers and documentation of appropriate types and amounts of collateral and sources of expected payment.

The Bank’s business is not seasonal, except that loan origination fees are driven by interest rate movements and are higher in a low rate environment. As of December 31, 2005, the Company had no employees and the Bank had 304 full-time and 97 part-time employees.

Item 1.   Business (Continued)

 Johnson County

The Bank’s primary trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa. These communities have a combined population of approximately 91,500. Johnson County, Iowa has a population of approximately 122,000. The University of Iowa in Iowa City has approximately 30,000 students and 23,600 full and part-time employees, including 7,200 employees of The University of Iowa Hospitals and Clinics. Other principal employers in Johnson County include the following (Data source is the City of Iowa City Economic Development Division):

Employer	Type of Business	Employees

Iowa City Community School District	Education	1,550
Hy-Vee Food Stores	Grocery Stores	1,500
ACT	Educational Testing Service	1,340
Pearson	Information Service - Computers	1,300
Mercy Hospital	Health Care	1,241
Veterans Administration Medical Center	Health Care	1,232
Lear Corporation	Automotive Products Manufacturing	800
Systems Unlimited	Human Services	760
Rockwell Collins	Electronic Manufacturing	673
City of Iowa City	City Government	620

Item 1.   Business (Continued)

Linn County

The Bank also operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa. Lisbon has a population of approximately 1,800 and Mount Vernon, located two miles from Lisbon, has a population of about 4,000. Both communities are strong economically and are within easy commuting distances to Cedar Rapids and Iowa City, Iowa. Cedar Rapids has a metropolitan population of approximately 152,000, including approximately 28,000 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380. The total population of Linn County is approximately 199,500. The largest employer in the Cedar Rapids area is Rockwell Collins, manufacturer of communications instruments, with about 7,300 employees. Other large employers in the Cedar Rapids area and their approximate number of employees are as follows (Data source is the Cedar Rapids Chamber of Commerce):

Employer	Type of Business	Employees

Cedar Rapids, College, Linn-Mar, Marion and Grant Wood School Districts	Education	4,100
AEGON USA, Inc.	Insurance	2,600
St. Luke’s Hospital	Health Care	2,400
Maytag Appliances, Amana Refrigeration Products	Appliance Manufacturing	2,200
Mercy Medical Center	Health Care	2,100
Hy-Vee Food Stores	Grocery Stores	2,000
City of Cedar Rapids	City Government	1,500
MCI Communications	Telecommunications	1,500
McLeod*USA	Telecommunications	1,400
Kirkwood Community College	Education	1,400
Alliant Energy Corporation	Electric Utility	1,100
Quaker Oats Company	Cereals and Chemicals	1,100

Washington County

The Bank has an office located in Kalona, Iowa, which is in Washington County. Kalona is located approximately 20 miles south of Iowa City. Kalona has a population of approximately 2,300. The population of Washington County is approximately 21,000. Kalona is primarily an agricultural community, but it is located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 90,500) and Washington, Iowa (population 7,000).

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

Effective March 13, 2000, securities firms and insurance companies that elect to become financial holding companies were allowed to acquire banks and other financial institutions. This has increased the number of competitors and intensified the competitive environment in which the Company conducts business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson and Linn County. A comparison of the number of office locations and deposits in the two counties as of June, 2005 (Most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County

	Offices	Deposits (in millions)	Offices	Deposits (in millions)

Hills Bank and Trust Company	6	$771	5	$172
Branches of largest competing regional bank	5	199	9	706
Largest competing independent bank	6	396	9	385
Largest competing credit union	5	344	6	307
All other bank and credit union offices	23	373	69	2,233

Total Market in County	45	$2,083	98	$3,803

In reviewing the most current data available at December 31, 2005, in Johnson County two new banks have either opened or announced new offices and one existing bank has announced plans to open an additional office since June 2005. In Linn County, one new bank has announced plans to open an office in 2006. This brings the number of offices to 48 and 99 in Johnson and Linn Counties, respectively. In summary, in the last eighteen months, six new offices have been added in Johnson County and five in Linn County while the population base has increased by 12,500, or just over 4%, in the last two years.

Item 1.   Business (Continued)

THE ECONOMY

The Bank’s primary trade territory is Johnson County, Iowa. Linn County, Iowa is becoming an increasingly important market, and the Bank now has five offices open in Linn County. The Bank also has one office in Kalona in Washington County, Iowa. The table that follows shows employment information as of December 31, 2005, regarding the labor force and unemployment levels in the three counties in which the Bank has office locations along with comparable data on the United States and the State of Iowa.

	Labor Force	Unemployed	Rate %

United States	150,153,000	7,375,000	4.90%
State of Iowa	1,655,400	74,100	4.50%
Johnson County	84,300	2,300	2.70%
Linn County	114,100	5,300	4.60%
Washington County	14,100	500	3.60%

The unemployment rate for the Bank’s prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa. As discussed with the employment table of large employers in Johnson and Linn County, the University of Iowa’s impact on the local economy is very important in maintaining acceptable employment levels. The FY 2005-2006 budget for the University of Iowa is $2.2 billion with state appropriations of approximately $296 million, or above 13.5% of the total. In addition, the University of Iowa Hospitals and Clinics have a FY 2005-2006 budget of $724 million with 5.4% coming from the State of Iowa appropriation. While the State’s revenues have rebounded in the last fiscal year, Iowa has experienced shortfalls in three of the last four budget cycles. The State’s budgetary constraints have not had a significant effect on the local economy. Johnson and Linn Counties have been one of the strongest economic areas in Iowa and have had substantial economic growth in the past ten years. The largest segment of the employed population is employed in manufacturing, management, professional or related occupations.

The economies in the counties continue to be enhanced by local Iowa colleges and the University of Iowa. In addition to providing quality employment, they enroll students who provide economic benefits to the area. The following table indicates Fall 2005 enrollment.

College	City	Enrollment

The University of Iowa	Iowa City	29,642
Coe College	Cedar Rapids	1,354
Cornell College	Mount Vernon	1,179
Kirkwood Community College	Cedar Rapids, Iowa City and Washington	15,109
Mount Mercy College	Cedar Rapids	1,490

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which historically has been affected by commodity prices and weather. The average price per acre of farm land continues to be an important factor to consider when reviewing the local economy. The average price per acre in Iowa in 2005 was $2,914 compared to $2,629 in 2004, a 10.8% increase. The range of average land prices in Johnson, Linn and Washington counties is between $3,144 and $3,661 per acre. The three counties average increase was 9.81% in 2005. The Bank’s total agricultural loans comprise about 3.8% of the Bank’s total loans.

Item 1.   Business (Continued)

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

The Corporation and its subsidiary Bank are subject to various regulatory capital requirements of federal banking agencies that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material adverse effect on financial position and operations.

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

Item 1.   Business (Continued)

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

Item 1.   Business (Continued)

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

Item 1.   Business (Continued)

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. Current Federal Reserve minimum requirements for a well capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%. As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 9.04%, with total Tier 1 risk-based capital ratio of 12.54% and a total risk-based capital ratio of 13.80%.

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

Item 1.   Business (Continued)

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

Capital Requirements. Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets. At December 31, 2005, the Tier 1 risk-based leverage ratio of the Bank was 8.78% and exceeded the ratio required by the Superintendent.

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

Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution’s asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2005, the Bank was well capitalized, as defined by FDIC regulations.

Community Investment and Consumer Protection Laws.  The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of “outstanding,” “satisfactory,” “needs improvement” and “unsatisfactory.” From the most recent examination in 2005, the Community Reinvestment Act rating of the Company’s banking subsidiary was “outstanding.”

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

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the Superintendent’s examination and supervision operations. Effective July 1, 2002 the Superintendent changed the method of computation of the supervisory assessment from billing for each state examination completed based on an hourly rate, to billing on an annual basis based on the assets of the bank, the expected hours needed to conduct examinations of that size bank and an additional amount if more work is required. For fiscal 2005 the assessment total was $91,532.

Dividends.  The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice. The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of total risk-based capital to assets of 8%, retained earnings of $13,720,000 as of December 31, 2005 are available for the payment of dividends to the Company.

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

Item 1.   Business (Continued)

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

Branching Authority. Historically, Iowa’s intrastate branching statutes have been rather restrictive when compared with those of other states. Iowa’s intrastate branching statutes were relaxed in legislation that became effective on February 21, 2001 (the “2001 Amendment”). The 2001 Amendment allowed Iowa banks to move towards statewide branching by allowing every Iowa bank, with the approval of its primary regulator, to establish three new bank offices anywhere in Iowa during the next three years. The three offices are in addition to those offices allowed within certain restricted geographic areas under prior Iowa law. Effective July 1, 2004, the 2001 Amendment repealed all limitations on bank office location and effectively allowed statewide branching. Since that date, banks have been allowed to establish an unlimited number of offices in any location in Iowa subject only to regulatory approval.

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

Item 1.   Business (Continued)

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

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31

	2005	2004	2003

	(Amounts In Thousands)
ASSETS
Cash and due from banks	$24,533	$23,069	$25,186
Taxable securities	141,337	149,948	150,149
Nontaxable securities	76,858	71,182	63,689
Federal funds sold	7,295	3,013	41,269
Loans, net	1,060,011	935,259	829,710
Property and equipment, net	22,061	22,252	22,148
Other assets	25,949	26,615	23,159

	$1,358,044	$1,231,338	$1,155,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$133,046	$124,108	$108,414
Interest-bearing demand deposits	144,866	141,028	122,918
Savings deposits	259,267	239,997	214,088
Time deposits	467,878	399,915	399,747
Short-term borrowings	30,044	37,441	29,323
FHLB borrowings	190,438	167,563	167,595
Other liabilities	8,843	6,718	6,448
Redeemable common stock held by Employee Stock Ownership Plan	18,635	15,600	13,908
Stockholders’ equity	105,027	98,968	92,869

	$1,358,044	$1,231,338	$1,155,310

Item 1. Business (Continued) INTEREST INCOME AND EXPENSE

	Years Ended December 31

	2005	2004	2003

	(Amounts In Thousands)

Income:
Loans (1)	$66,822	$57,697	$54,437
Taxable securities	4,795	5,250	6,268
Nontaxable securities (1)	4,130	3,812	3,645
Federal funds sold	235	27	382

Total interest income	75,982	66,786	64,732

Expense:
Interest-bearing demand deposits	989	715	1,011
Savings deposits	3,619	1,797	1,950
Time deposits	15,057	11,790	13,959
Short-term borrowings	749	470	394
FHLB borrowings	9,949	9,113	9,091

Total interest expense	30,363	23,885	26,405

Net interest income	$45,619	$42,901	$38,327

(1) Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Item 1. Business (Continued) INTEREST RATES AND INTEREST DIFFERENTIAL

	Years Ended December 31

	2005	2004	2003

Average yields:
Loans (1)	6.29%	6.16%	6.55%
Loans (tax equivalent basis)	6.30	6.17	6.56
Taxable securities	3.39	3.50	4.17
Nontaxable securities	3.49	3.48	3.72
Nontaxable securities (tax equivalent basis)	5.37	5.36	5.72
Federal funds sold	3.21	0.90	0.93
Interest-bearing demand deposits	0.69	0.51	0.82
Savings deposits	1.40	0.75	0.91
Time deposits	3.22	2.95	3.49
Short-term borrowings	2.49	1.26	1.34
FHLB borrowings	5.22	5.44	5.42
Yield on average interest-earning assets	5.91	5.76	5.97
Rate on average interest-bearing liabilities	2.77	2.42	2.83
Net interest spread (2)	3.14	3.34	3.14
Net interest margin (3)	3.56	3.70	3.53

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.

(3)	Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.

Item 1. Business (Continued) CHANGES IN INTEREST INCOME AND EXPENSE

	Changes Due To Volume	Changes Due To Rates	Total Changes

	(Amounts In Thousands)

Year ended December 31, 2005:
Change in interest income:
Loans	$7,696	$1,429	$9,125
Taxable securities	(356)	(98)	(454)
Nontaxable securities	304	14	318
Federal funds sold	39	168	207

	7,683	1,513	9,196

Change in interest expense:
Interest-bearing demand deposits	(17)	(257)	(274)
Savings deposits	(138)	(1,684)	(1,822)
Time deposits	(2,001)	(1,266)	(3,267)
Federal funds purchased and securities sold under agreements to repurchase	128	(407)	(279)
FHLB borrowings	(1,215)	379	(836)

	(3,243)	(3,235)	(6,478)

Change in net interest income	$4,440	$(1,722)	$2,718

Year ended December 31, 2004:
Change in interest income:
Loans	$6,632	$(3,372)	$3,260
Taxable securities	(8)	(1,010)	(1,018)
Nontaxable securities	408	(241)	167
Federal funds sold	(369)	14	(355)

	6,663	(4,609)	2,054

Change in interest expense:
Interest-bearing demand deposits	131	(427)	(296)
Savings deposits	217	(370)	(153)
Time deposits	6	(2,175)	(2,169)
Federal funds purchased and securities sold under agreements to repurchase	101	(25)	76
FHLB borrowings	(1)	23	22

	454	(2,974)	(2,520)

Change in net interest income	$6,209	$(1,635)	$4,574

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

	December 31,

	2005	2004	2003	2002	2001

	(Amounts In Thousands)

Agricultural	$43,730	$39,116	$38,153	$37,937	$34,304
Commercial and financial	91,501	70,453	47,938	46,828	44,363
Real estate, construction	83,456	72,388	66,644	47,201	40,430
Real estate, mortgage	906,188	797,958	696,453	621,226	533,257
Loans to individuals	32,201	32,106	31,591	32,906	34,713

Total	$1,157,076	$1,012,021	$880,779	$786,098	$687,067

There were no foreign loans outstanding for any of the years presented. MATURITY DISTRIBUTION OF LOANS The following table shows the principal payments due on loans as of December 31, 2005:

	Amount Of Loans	One Year Or Less (1)	One To Five Years	Over Five Years

	(Amounts In Thousands)

Commercial	$135,231	$75,430	$48,008	$11,793
Real Estate	989,644	116,053	305,901	567,690
Other	32,201	13,154	18,782	265

Totals	$1,157,076	$204,637	$372,691	$579,748

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$477,947	$86,341	$343,114	$48,492
Variable rate	679,129	118,296	29,577	531,256

	$1,157,076	$204,637	$372,691	$579,748

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the notes are re-evaluated prior to their maturity and are likely to be extended.

Item 1.   Business (Continued)

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Company’s non-accrual, past due, restructured and impaired loans as of December 31 for each of the years presented:

	2005	2004	2003	2002	2001

	(Amounts In Thousands)

Nonaccrual loans	$175	$808	$3,944	$1,538	$1,001
Accruing loans past due 90 days or more	1,910	2,313	2,296	2,516	2,921
Restructured loans	—	—	—	—	—
Impaired loans (includes non-accrual loans)	16,602	18,977	18,177	16,261	11,288

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Loans are placed on non-accrual status when management believes the collection of future principal and interest is not reasonably assured. The decrease in non-accrual loans from December 31, 2004 to December 31, 2005 resulted from the restoration of the accrual status on two real estate loans. At December 31, 2004, there was $646,000 of non-accrual loans related to the two loans compared to none at December 31, 2005. The non-accrual loans are considered to be impaired loans for purposes of reviewing the adequacy of the loan loss reserve. Interest income was not materially affected by this classification.

The Company has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans. The Company has no interest-bearing assets, other than loans, that meet the non-accrual, past due, restructured or potential problem loan criteria.

Impaired loans decreased by $2,375,000 as of December 31, 2005 from December 31, 2004. Impaired loans includes any loan that has been placed on nonaccrual status. They also include loans that, based on management’s evaluation of current information and events, are considered to be loans that it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. The portion of impaired loan constituting impaired real estate loans was $11.3 million at December 31, 2005 compared to $11.7 million at December 31, 2004.

Specific allowances for losses on non-accrual and impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral if the loan is collateral dependent.

The reduction in impaired loans resulted from the decrease in nonaccrual loans noted above and an additional commercial mortgage with a balance of $2.1 million as of December 31, 2004, which had been included in impaired loans, being paid off in 2005.

Item 1. Business (Continued) SUMMARY OF LOAN LOSS EXPERIENCE The following table summarizes the Bank’s loan loss experience for each of the last five years:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Amounts In Thousands)

Allowance for loan losses at beginning of year	$13,790	$12,585	$12,125	$9,950	$10,428

Charge-offs:
Agriculture	—	78	26	33	35
Commercial and financial	802	224	266	562	1,225
Real estate, mortgage	392	431	478	390	557
Loans to individuals	981	635	874	803	724

	2,175	1,368	1,644	1,788	2,541

Recoveries:
Agriculture	47	36	88	116	72
Commercial and financial	191	151	661	371	289
Real estate, mortgage	265	104	318	402	362
Loans to individuals	1,141	812	613	625	416

	1,644	1,103	1,680	1,514	1,139

Net charge-offs (recoveries)	531	265	(36)	274	1,402

Provision for loan losses (1)	2,101	1,470	424	2,449	924

Allowance for loan losses at end of year	$15,360	$13,790	$12,585	$12,125	$9,950

Ratio of net charge-offs (recoveries) during year to average loans outstanding	0.05%	0.03%	0.00%	0.04%	0.22%

(1)
For financial reporting purposes, management reviews the loan portfolio and determines the allowance for loan loses, which represents management’s judgment of the probable losses inherent in the Company’s loan portfolio. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The adequacy of the allowance is reviewed quarterly and considers the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio is a significant element in the determination of the provision for loan losses.

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of December 31, 2005, 2004, 2003, 2002 and 2001:

	2005			2004
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	Total Allowance	% of Loans To Total Loans

	(In Thousands)			(In Thousands)
Agriculture	$1,528	9.95%	3.78%	$1,736	12.59%	3.87%
Commercial	2,676	17.42	7.91	1,913	13.87	6.96
Real estate, construction	1,339	8.72	7.21	1,471	10.67	7.15
Real estate, mortgage	9,061	58.99	78.32	7,872	57.08	78.85
Consumer	756	4.92	2.78	798	5.79	3.17

	$15,360	100.00%	100.00%	$13,790	100.00%	100.00%

	2003			2002
Agriculture	$2,470	19.63%	4.33%	$2,219	18.30%	4.78%
Commercial	1,421	11.29	5.44	1,374	11.33	5.91
Real estate, construction	1,076	8.55	7.57	975	8.04	5.95
Real estate, mortgage	6,775	53.83	79.07	6,638	54.75	79.21
Consumer	843	6.70	3.59	919	7.58	4.15

	$12,585	100.00%	100.00%	$12,125	100.00%	100.00%

	2001
Agriculture	$1,032	10.37%	4.95%
Commercial	1,714	17.23	6.40
Real estate, construction	770	7.74	5.84
Real estate, mortgage	5,722	57.50	77.80
Consumer	712	7.16	5.01

	$9,950	100.00%	100.00%

The allowance for loan losses increased $1.6 million in 2005. The increase in and changes in the allocation of the allowance were primarily due to volume changes of loans outstanding and not a material deterioration of credit quality. Due to the volume increase in loans outstanding of $141.8 million in 2005, the allocation increased approximately $1.7 million. The largest allocation for loan growth was for real estate mortgage loans which was $1.2 million and reflected the $108.2 million growth in this category. The commercial loan allocation increased from $1.9 million at December 31, 2004 to $2.7 million at December 31, 2005 due to loan growth in 2005 of $21.0 million. The reduction of $.2 million in the allocation for agriculture is due to an improvement in the overall quality of loans in the swine production area. The increase in the allocations based on the current loan credit quality of $240,000 was offset by the reduction of specific reserves for impaired loans.

Item 1.   Business (Continued)

Residential real estate loan products that include features such as loan-to-values in excess of 100%, interest only payments or adjustable-rate mortgages, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan. The Bank does not offer this type of loan product.

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities which are principally held by the Bank as of December 31, 2005, 2004 and 2003 and the maturities and weighted average yields of the investment securities as of December 31, 2005:

	December 31,

	2005	2004	2003

	(Amounts In Thousands)
Carrying value:
U. S. Treasury securities	$—	$—	$6,138
Obligations of other U. S. Government agencies and corporations	117,482	133,929	152,710
Obligations of state and political subdivisions	79,519	75,194	68,535

	$197,001	$209,123	$227,383

	December 31, 2005

	Carrying Value	Weighted Average Yield

	(Amounts In Thousands)

Obligations of other U. S. Government agencies and corporations, maturities:
Within 1 year	$30,359	3.11%
From 1 to 5 years	87,123	3.64

	$117,482

Obligations of state and political subdivisions, maturities:
Within 1 year	$7,825	5.62%
From 1 to 5 years	40,039	5.44
From 5 to 10 years	30,297	5.07
Over 10 years	1,358	6.11

	$79,519

Total	$197,001

Item 1.   Business (Continued)

INVESTMENT SECURITIES

As of December 31, 2005, there were no investment securities, exceeding 10% of stockholders’ equity, other than securities of the U. S. Government agencies and corporations.

The weighted average yield is based on the amortized cost of the investment securities. The yields are computed on a tax-equivalent basis using a federal tax rate of 35%.

DEPOSITS

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2005, 2004 and 2003 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2005:

	December 31,

	2005	Rate	2004	Rate	2003	Rate

Average noninterest-bearing deposits	$133,046	0.00%	$124,108	0.00%	$108,414	0.00%
Average interest-bearing demand deposits	144,866	0.69	141,028	0.51	122,918	0.82
Average savings deposits	259,267	1.40	239,997	0.75	214,088	0.91
Average time deposits	467,878	3.22	399,915	2.95	399,747	3.49

	$1,005,057		$905,048		$845,167

Time certificates issued in amounts
of $100,000 or more as of
December 31, 2005 with	Amount	Rate	Amount	Rate	Amount	Rate
maturity in:
3 months or less	$17,288	2.90%	$10,059	1.81%	$13,728	2.84%
3 through 6 months	11,320	3.23	9,546	2.07	12,649	2.69
6 through 12 months	35,080	3.98	24,418	2.47	8,735	2.57
Over 12 months	35,001	4.07	39,687	3.66	26,854	3.84

	$98,689		$83,710		$61,966

There were no deposits in foreign banking offices.

Item 1.   Business (Continued)

RETURN ON STOCKHOLDERS’ EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders’ equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Return on average assets	1.12%	1.15%	1.24%
Return on average stockholders’ equity	14.47	14.34	15.36
Dividend payout ratio	22.44	22.44	19.99
Average stockholders’ equity to average assets ratio	7.73	8.04	8.04

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2005, 2004 and 2003:

	2005	2004	2003

	(Amounts In Thousands)

Outstanding balance as of December 31	$34,537	$37,985	$29,926
Weighted average interest rate at year end	3.45%	1.83%	1.00%
Maximum month-end balance	52,849	65,316	37,205
Average month-end balance	30,044	37,441	29,323
Weighted average interest rate for the year	2.49%	1.26%	1.34%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates during 2005, 2004 and 2003:

	2005	2004	2003

	(Amounts In Thousands)

Outstanding balance as of December 31	$223,161	$167,542	$167,574
Weighted average interest rate at year end	5.00%	5.35%	5.34%
Maximum month-end balance	223,161	167,574	167,606
Average month-end balance	190,438	167,563	167,595
Weighted average interest rate for the year	5.22%	5.44%	5.42%

Item 1A. Risk Factors

The performance of our Company is subject to various risks. We consider the risks described below to be the most significant risks we face, but such risks are not the only risk factors that could affect us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or results of operations. For a discussion of the impact of risks on our financial condition and results of operations in recent years and on forward looking statements contained in this report, reference is made to Item 7 below.

We may be adversely affected by economic conditions in the local economies in which we conduct our operations, and in the United States in general.

Unfavorable or uncertain economic and market conditions may adversely affect our business and profitability. Our business faces various material risks, including credit risk and the risk that the demand for our products and services will decrease. Foreign or domestic terrorism or geopolitical events could shock commodity and financial markets and cause an economic downturn. In an economic downturn, our credit risk and litigation expense would increase. Also, decreases in consumer confidence, real estate values, interest rates and investment returns, usually associated with a downturn, could make the types of loans we originate less profitable.

We may incur losses because of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a variety of financial, credit, operational, compliance and legal reporting systems. We employ risk monitoring and risk mitigation techniques, but those techniques and the judgments that accompany their application may not be adequate to deal with unexpected economic and financial events or the specifics and timing of such events. Thus, we may, in the course of our activities, incur losses despite our risk management efforts.

Our profitability and liquidity may be adversely affected by a deterioration in the credit quality of, or defaults by, third parties who owe us money or other assets.

We are exposed to the risk that third parties that owe us money or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our rights against third parties may not be enforceable in all circumstances. In addition, a deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to use those securities or obligations for liquidity purposes.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation and cause losses.

Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial loss, disruption of our business, liability to our customers, regulatory interventions or damage to our reputation. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions. We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate transactions. Any such failure or termination could adversely affect our ability to effect transactions, service our customers and manage exposure to risk.

Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our business and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or by third parties with which we conduct business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to service and interact with our customers may suffer and we may be unable to successfully implement contingency plans that depend on communication or travel.

Item 1A. Risk Factors (Continued)

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our customers’ or third parties’ operations, which could result in significant losses or damage to our reputation. We may be required to expend significant additional resources to modify our protective measures or to investigate and remedy vulnerabilities or other exposures. In the event of such a security breach, we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Changing interest rates may adversely affect our profits.

If interest rates decrease, our net interest income could be negatively affected if interest earned on interest-earning assets, such as loans, mortgage-related securities, and other investment securities, decreases more quickly than interest paid on interest-bearing liabilities, such as deposits and borrowings. This would cause our net income to go down. In addition, if interest rates decline, our loans and investments may be prepaid earlier than expected, which may also lower our income. Rising interest rates may hurt our income because they may reduce the demand for loans and the value of our investment securities. Higher interest rates could adversely affect housing and other sectors of the economy that are interest-rate sensitive. Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change.

We experience intense competition for loans and deposits.

Competition among financial institutions in attracting and retaining deposits and making loans is intense. Traditionally, our most direct competition for deposits has come from commercial banks, savings and loan associations and credit unions doing business in our areas of operation. Recently, we have experienced increasing competition for deposits from nonbanking sources, such as money market mutual funds and corporate and government debt securities. Competition for loans comes primarily from commercial banks, savings and loan associations, consumer finance companies, insurance companies and other institutional lenders. We compete primarily on the basis of products offered, customer service and price. A number of institutions with which we compete have greater assets and capital than we do and, thus, are better able to compete on the basis of price than we are.

We are subject to substantial regulation which could adversely affect our business and operations.

As a financial institution, we are subject to extensive regulation, and which materially affects our business. Statutes, regulations and policies to which we are subject may be changed at any time, and the interpretation and the application of those laws and regulations by our regulators is also subject to change. There can be no assurance that future changes in regulations or in their interpretation or application will not adversely affect us. We have established policies, procedures and systems designed to comply with these regulatory and operational risk requirements. However, we face complexity and costs in our compliance efforts. Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers or could result in enforcement actions, fines, penalties and lawsuits.

If we do not continue to meet or exceed regulatory capital requirements and maintain our “well-capitalized” status, there could be an adverse effect on the manner in which we do business and on the confidence of our customers in us.

Item 1A. Risk Factors (Continued)

Under regulatory capital adequacy guidelines, we must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. Failure to meet minimum capital requirements could have a material effect on our financial condition and could subject us to a variety of enforcement actions, as well as certain restrictions on our business. Failure to maintain the status of “well capitalized” under the regulatory framework could adversely affect the confidence that our customers have in us, which can lead to a decline in the demand for our products and affect the prices that we are able to charge for our products and services.

If we are not able to anticipate and keep pace with rapid changes in technology, or do not respond to rapid technological changes in our industry, our business can be adversely affected.

Our financial performance depends, in part, on our ability to develop and market new and innovative services, and to adopt or develop new technologies that differentiate our products or provide cost efficiencies. The risks inherent in this process include rapid technological change in the industry, our ability to access technical and other information from customers, and the significant and ongoing investments required to bring new services to market in a timely fashion at competitive prices. A further risk is the introduction by competitors of services that could replace or provide lower-cost alternatives to our products and services.

Our performance may be adversely affected if we are unable to hire and retain qualified employees.

Our performance is largely dependent on the talents and efforts of our employees. Competition in the financial services industry for qualified employees is intense. Our ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

The Company’s office and the main office of the Bank are located at 131 Main Street, Hills, Iowa. This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001. With the completion of the 2001 addition, the entire Bank’s processing and administrative systems, including trust, were consolidated in Hills, Iowa. A majority of these operations previously were located in the Bank’s Coralville office. As a result of the consolidation, sixty-five full-time and part-time employees were relocated.

The other offices of Hills Bank and Trust, which are owned by the Bank except as otherwise indicated below, are as follows:

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

4.
The Bank leases an office at 201 South Clinton Street in downtown Iowa City with approximately 5,800 square feet. The office has two 24-hour automatic teller machines and is located with the Old Capitol Town Center. The lease expires in 2014 with four additional five year terms available at the Bank’s option.

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

8.
In February 2000, the Bank opened a 2,900 square foot branch office in downtown Cedar Rapids that is leased. In April 2001, an additional contiguous 2,100 square feet of space was leased and then remodeled for retail banking purposes. The leases expire in 2011 and has one five year renewal option.

Item 2. Properties (Continued)

9.	The Kalona office is a 6,400 square foot building that contains a walk-up 24-hour automatic teller machine and one drive-up lane. This is an older building that was remodeled in late 1998.

10.
In March of 2002, the Bank opened its eleventh office, and the second office location in the Cedar Rapids market. The new 7,200 square foot one-story building has three drive-up lanes and a drive-up ATM. The location of the office is on Williams Boulevard in Southwest Cedar Rapids.

11.
A full service office opened on February 10, 2003 in Marion, Iowa, after extensive remodeling of the property located at 800 11th Street. The office is a two-story building having approximately 8,400 square feet with three drive-up lanes and a drive-up ATM. 1.

12.
In June of 2005, the Bank opened a limited purpose office at the Oaknoll Retirement Residence in Iowa City. The office is open on the second and fourth Tuesday of each month. The office opens deposit accounts, provides deposit services, trust and investment services and check cashing. It does not perform loan origination services. This office is neither owned nor leased by the Bank. 2.

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.

Item 3.   Legal Proceedings

There are no materials pending legal proceedings. Neither the Company nor the Bank holds any properties that are the subject of hazardous waste clean-up investigations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Company’s common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. The Company’s stock is not actively traded. As of March 13, 2006, the Company had 1,499 stockholders.

Based on the Company’s stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price

2005	11,858	27	$46.50	$37.00	(1)
2004	8,842	22	37.00	33.67
2003	22,461	26	33.67	29.34

(1)	This included 1,400 shares of stock repurchased under the 2005 Stock Repurchase Plan approved on August 8, 2005. Those purchase prices ranged from $45.00 to $46.50 per share.

The Company paid aggregate annual cash dividends in 2005, 2004 and 2003 of $3,412,000, $3,185,000 and $2,853,000 respectively, or $.75 per share in 2005, $.70 per share in 2004 and $.63 per share in 2003. In January 2006, the Company declared and paid a dividend of $.81 per share totaling $3,695,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

As of December 31, 2005, stock option information is as follows:

Number of shares that would be issued if all options were exercised	62,619
Weighted average price of options outstanding	$26.69
Number of additional shares that could be granted	119,579

There are no stock option plans that have not been approved by the stockholders.

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization will expire on December 31, 2009. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the year ended December 31, 2005:

Period in 2005	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1 to July 31	0	N/A	0	750,000
August 1 to August 31	605	$45.00	605	749,395
September 1 to September 30	334	45.00	939	749,061
October 1 to October 31	305	45.74	1,244	748,756
November 1 to November 30	0	N/A	1,244	748,756
December 1 to December 31	156	46.50	1,400	748,600
Total	1,400	$45.33	1,400	748,600

Item 6. Selected Financial Data CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

	2005	2004	2003	2002	2001

YEAR-END TOTALS (Amounts in Thousands)
Total assets	$1,433,649	$1,290,449	$1,183,521	$1,098,547	$976,105
Investment securities	209,001	218,016	236,157	214,211	189,960
Federal funds sold	—	—	13,233	32,514	29,428
Loans held for sale	702	3,908	1,960	6,884	5,575
Loans, net	1,141,716	998,231	868,194	773,973	677,117
Deposits	1,036,414	957,236	868,652	802,321	720,018
Federal Home Loan Bank borrowings	223,161	167,542	167,574	167,606	137,637
Redeemable common stock	20,634	16,336	14,864	12,951	12,194
Stockholders’ equity	109,479	103,803	96,765	88,084	78,155

EARNINGS (Amounts in Thousands)
Interest income	$74,403	$65,324	$63,381	$64,561	$63,718
Interest expense	30,363	23,885	26,405	31,141	34,435
Provision for loan losses	2,101	1,470	424	2,449	924
Other income	12,808	12,542	13,852	10,658	9,257
Other expenses	32,861	31,965	29,137	25,043	22,859
Income taxes	6,684	6,351	6,998	5,122	4,613
Net income	15,202	14,195	14,269	11,464	10,144

PER SHARE
Net income:
Basic	$3.34	$3.12	$3.15	$2.55	$2.26
Diluted	3.32	3.11	3.14	2.53	2.24
Cash dividends	0.75	0.70	0.63	0.58	0.53
Book value as of December 31	24.00	22.82	21.27	19.56	17.38
Increase (decrease) in book value due to:
ESOP obligation	(4.52)	(3.59)	(3.27)	(2.88)	(2.71)
Accumulated other comprehensive income	(0.39)	0.13	0.68	1.05	0.67

SELECTED RATIOS
Return on average assets	1.12%	1.15%	1.24%	1.10%	1.11%
Return on average equity	14.47	14.34	15.36	14.05	13.94
Return on average equity net of ESOP
obligation	12.29	12.39	13.36	12.18	11.99
Net interest margin	3.56	3.70	3.53	3.59	3.58
Average stockholders’ equity to
average total assets	7.73	8.04	8.04	7.85	7.96
Dividend payout ratio	22.44	22.44	19.99	22.87	23.58

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

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

An overview of the year 2005 is presented following the section discussing a special note regarding forward looking statements.

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

Overview

The Company is a bank holding company engaged, through its wholly-owned subsidiary bank, in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the“Bank”). The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Cedar Rapids and Marion, Iowa. On June 28, 2005, the Bank opened a limited purpose office at the Oaknoll Retirement Residence in Iowa City, Iowa for the exclusive use of Oaknoll residents and staff (the “Oaknoll Office”). The Oaknoll Office is staffed by existing Bank personnel and is open on the second and fourth Tuesday of each month. The Oaknoll Office opens deposit accounts and provides deposit services, trust and investment services and check cashing. The Oaknoll Office does not perform loan origination activities. At December 31, 2005 the Bank has twelve full service locations.

The Company’s net income for 2005 was $15,202,000 compared to $14,195,000 in 2004. Diluted earnings per share were $3.32 and $3.11 for the years ended December 31, 2005 and 2004, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage. Net interest margin is the ratio of tax equivalent net interest income to average earning assets. For the year ended December 31, 2005, the Bank achieved a net interest margin of 3.56% compared to 3.70% in 2004, which resulted in a decrease of $1.7 million in net interest income attributable to the reduction in the net interest margin percentage. This decrease was more than offset by an increase of $4.4 million in net interest income attributable to growth of $126.1 million in the Bank’s average earning assets. Together, these factors resulted in a $2.7 million increase in net interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Highlights reached on the balance sheet as of December 31, 2005 for the Company included the following:

•	Net loans are $1.142 billion.

•	Loan growth in 2005 of $145.1 million and deposit growth of $79.2 million.

•	Stockholders’ equity increased $5.7 million with dividends paid in 2005 of $3.4 million.

The return on average equity in 2005 was 14.47% and 14.34% in 2004. The returns for the three previous years in 2003, 2002 and 2001 were 15.36%, 14.05% and 13.94% respectively. The total equity of the Company remains strong as of December 31, 2005 with total risk-based capital at 13.80% and Tier 1 risk-based capital at 12.54%. The minimum regulatory guidelines are 8% and 4% respectively. The Company continues to increase the dividend per share with $.75, $.70 and $.63 paid out in the years ended December 31, 2005, 2004 and 2003 respectively.

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although management believes the levels of the allowance as of December 31, 2005 and 2004 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Position

Year End Amounts (Amounts In Thousands)	2005	2004	2003	2002	2001

Total assets	$1,433,649	$1,290,449	$1,183,521	$1,098,547	$976,105
Loans, net of allowance for losses (“Net Loans”)	1,142,418	1,002,139	870,154	780,857	682,692
Deposits	1,036,414	957,236	868,652	802,321	720,018
Investment securities	209,001	218,016	236,157	214,211	189,960
Federal Home Loan Bank borrowings	223,161	167,542	167,574	167,606	137,637
Stockholders’ equity	109,479	103,803	96,765	88,084	78,155

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total assets at December 31, 2005 increased $143.2 million, or 11.10%, from the prior year-end. Asset growth from 2003 to 2004 was $106.9 million and represented a 9.03% increase. The largest growth in assets occurred in Net Loans, which had an increase of $140.3 million and $132.0 million for the years ended December 31, 2005 and 2004, respectively. Net Loans include loans held for sale to the secondary market of $0.7 million compared to $3.9 million at the end of 2004.

Loan demand remained strong in 2005 despite the increase in interest rates. The rise in interest rates is also discussed in the net income overview that follows this financial position review. The movements of the federal funds target rate by the Federal Reserve Open Market Committee started on June 30, 2004 and focused consumers on concerns with higher interest rates. The rate increased five times in 2004 from 1% to 2.25%. In 2005, the rate increased an additional eight times to 4.25%. Normally, the U.S. Treasury market rates increase as the federal funds target rate is increased by the Federal Reserve. In pricing of loans, the Bank considers the U.S. treasury indexes for benchmarks in determining interest rates. The average rate index increases for 2005 compared to 2004, for the one, three and five year indexes were 1.74%, 1.15% and .62%, respectively. During this same period, the average federal funds rate increased from 1.40% in 2004 to 3.27%. These changes caused a flattening of the investment yield curve and also the large increase in short-term federal funds of 187 basis points with only a 62 point increase in the five year index.

Loans secured by real estate continue to see the largest increase in terms of growth. These loans increased $108.2 million in 2005 and had an increase of $101.5 million in 2004. The real estate loans for one to four family residential properties accounted for increases of $46.4 million in 2005 and $47.8 million in 2004. Commercial real estate loans increased a net $50.3 million for 2005 and $34.2 million for 2004. The other large increase for loans occurred for commercial loans which in 2005 increased a total of $21.0 million and $22.5 million in 2004. The overall economy in the Company’s principal place of business, Johnson and Linn Counties, remains in good condition with unemployment levels that remain low. Competition for quality loans and deposits will continue to be a challenge. In both counties, new banks and credit unions have been opened in the last few years. Between 2001 and 2005, twelve new banking locations were added in Johnson County and fourteen in Linn County. The twenty-six new locations include an office of one of the state’s largest credit unions and several large Des Moines-based banks. The opening of new offices has intensified in the last eighteen months with six new offices in Johnson County and five in Linn County. The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $79.2 million in 2005. Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, decreased from $38.0 million to $34.5 million. Federal funds purchased decreased by $12.5 million, and repurchase agreements increased $9.0 million. Deposits increased by $88.6 million, or 10.20%, in 2004. In the last four years, the Bank has established new offices in the Cedar Rapids and Marion areas and has relocated its office on the Eastside of Iowa City and its office in Downtown Iowa City. These actions have been helpful in adding new deposit customers for the Bank. As of June 30, 2005, Johnson County total deposits were $2.1 billion and the Company’s deposits were $771 million, which represent a 37.0% market share. At June 30, 2004, deposits were $703 million or a 36.2% market share. The Linn County deposit market, as of June 30, 2005, is about twice the size of the Johnson County market with $3.8 billion. The five Linn County offices of the Company had deposits of $172 million or a 4.5% share of the market. The Company’s deposits at June 30, 2004 were $128 million and represented a 3.6% market share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment securities decreased by $9.02 million in 2005. In 2004, investment securities decreased by $18.1 million. The investment portfolio consists of $196.8 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity. The securities portfolio, which includes tax exempt securities and stock of the FHLB that is required for borrowings, is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

During 2005, the major funding sources for the growth in loans were the $79.2 million increase in deposits and additional funding from the Federal Home Loan Bank (FHLB). In 2004, the major source of funding for the growth in loans was deposit growth of $88.6 million despite a reduction in federal funds sold by $13.2 million. Total advances from the FHLB were $223.2 million and $167.5 million for 2005 and 2004, respectively. It is expected that the FHLB funding source will be used in the future when loan growth exceeds deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Stockholders’ equity was $109.5 million at December 31, 2005 compared to $103.8 million at December 31, 2004. The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section. Over the last five years, the Company has realized cumulative earnings of $65.3 million and paid shareholders dividends of $14.5 million, or 22.2% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% Increase (Decrease)	E.P.S.- Diluted

	(In Thousands)
2005	$15,202	7.09%	$3.32
2004	14,195	(0.05)	3.11
2003	14,269	24.47	3.14
2002	11,464	13.01	2.53
2001	10,144	8.31	2.24

Net income for 2005 increased by $1.0 million or 7.09%. As indicated in the table above, diluted earnings per share increased 6.75%. Despite a reduction on the net gain on sale of loans in 2005 compared to 2004 of $0.42 million and an increase of $0.63 million in the provision for loan losses in 2005 compared to 2004, the Company was able to achieve net income of $15,202,000.

A significant factor that aided in increasing the level of profit in 2005 was the growth of average earning assets. This item accounted for a $4.4 million increase in the net interest income and more than offset the increased provision for loan losses, the reduction in other income and increased operating expenses for the year.

Annual fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is net interest margin. Net interest income of $44.0 million in 2005 was derived from the Company’s $1.286 billion of average earning assets and its net interest margin of 3.56%, compared to $1.159 billion of average earning assets and a 3.70% net interest margin in 2004. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of only 10 basis points to 3.46% would result in a $1.3 million decrease in income before taxes. Similarly, an increase in the net interest margin of 10 basis points to 3.66% would increase income before income taxes by $1.3 million. Net interest margin increased to 3.70% from 3.53% from 2003 to 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest earning assets are in loans outstanding, which amounted to $1.157 billion at the end of 2005. The growth in the loans outstanding was a principal factor in the increase in the Company’s allowance for loan losses to $15.4 million at December 31, 2005. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management and totaled $2,101,000, $1,470,000 and $424,000 for 2005, 2004 and 2003, respectively. (See Note 3 to the Financial Statements.) A discussion in detail is included in the Provisions for Loan Losses section below.

The amount of mortgage loans sold on the secondary market is the third significant factor. The net gain for 2005 was $1.1 million. The gain on the sale of loans on the secondary market over the past five years has ranged from $1.1 million in 2005 to $4.3 million in 2003. Sales of loans on the secondary market are influenced by the real estate market and interest rates. Low interest rates, which help spur new loan growth and secondary market loans (including refinancing), had been at record lows in 2003 when compared to interest rate levels over the last fifty years. Effective June 25, 2003, the Federal Reserve Open Market Committee lowered the federal funds target rate to 1.00%, the lowest level since July 1958. The June 25, 2003 decrease was the thirteenth decrease since May 16, 2000, when the federal funds rate was 6.50%. Beginning with an increase of 25 basis points on June 30, 2004, the federal funds rate has been increased thirteen times to 4.25% with the last raise effective December 13, 2005. The prime rate has also increased from 5.25% to 7.25% during the same period. As a result of this increase in interest rates, coupled with the fact that many consumers had taken advantage of lower rates, the volume of loans sold and the related level of income from this mortgage activity did not continue at the pace which occurred during most of 2003 and into 2004.

Net income for 2004 was $14,195,000, or diluted earnings per share of $3.11. For 2004, diluted earnings per share decreased $.03 per share. Net income for the year ended December 31, 2004, represented a $74,000 decrease over the reported income for the same period in 2003. Net interest income, including fees increased $4.5 million for the year ended December 31, 2004 compared to 2003. This increase in net interest income was due to an increase in average earning assets of $74.6 million. The increase in net interest margin was partially offset by a $2.8 million decrease in the net gain on sale of loans as discussed above. Noninterest income decreased 9.46% in 2004 to $12,542,000. This decrease was due primarily to the reduction in the net gain on the sale of secondary market mortgage loans. Noninterest expense increased from $29,137,000 in 2003 to $31,965,000 in 2004, or 9.71%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The volume of average earning assets has continued to grow each year, primarily due to new loans. The net interest margin decreased in 2005 to 3.56% and compares to 3.70% in 2004, 3.53% in 2003, 3.59% in 2002 and 3.58% in 2001. The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 2005 as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)

			Volume Changes	Rate Changes	Net Change

	(Amount in Thoussands)
Interest income:
Loans, net	$124,752	0.13%	$7,696	$1,429	$9,125
Taxable securities	(8,611)	(0.11)	(356)	(98)	(454)
Nontaxable securities	5,676	0.01	304	14	318
Federal funds sold	4,282	2.31	39	168	207

	$126,099		$7,683	$1,513	$9,196

Interest expense:
Interest-bearing demand deposits	$3,838	0.18%	$(17)	$(257)	$(274)
Savings deposits	19,270	0.65	(138)	(1,684)	(1,822)
Time deposits	67,963	0.27	(2,001)	(1,266)	(3,267)
Short-term borrowings	(7,397)	1.23	128	(407)	(279)
FHLB borrowings	22,875	(0.22)	(1,215)	379	(836)

	$106,549		$(3,243)	$(3,235)	$(6,478)

Change in net interest income			$4,440	$(1,722)	$2,718

Net interest income changes for 2004 were as follows:

	Change In Average Balance	Effect Of Volume Changes	Effect Of Rate Changes	Net Change

	(Amount in Thoussands)
Interest-earning assets	$74,585	$6,663	$(4,609)	$2,054
Interest-bearing liabilities	52,273	454	(2,974)	$(2,520)

Change in net interest income		$6,209	$(1,635)	$4,574

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2005	2004	2003

Yield on average interest-earning assets	5.91%	5.76%	5.96%
Rate on average interest-bearing liabilities	2.77	2.42	2.83

Net interest spread	3.14	3.34	3.13
Effect of noninterest-bearing funds	0.42	0.36	0.40

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.56%	3.70%	3.53%

Provision for Loan Losses

The provision for loan losses totaled $2,101,000, $1,470,000 and $424,000 for 2005, 2004 and 2003, respectively. Loan charge-offs net of recoveries were $531,000 in 2005 and $265,000 in 2004. Recoveries net of charge-offs for 2003 were $36,000. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the impact on the borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks (primarily agricultural loans).

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments. The Company also considers the state of the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space. In most instances the borrowers have used in their rental projections of income at least a 10% vacancy rate. As of December 31, 2005, the unemployment levels in Johnson County and Linn County were 2.7% and 4.6%, respectively, compared to 3.8% and 4.8% in December of 2004. These levels compare favorably to the State of Iowa at 4.5% and the national unemployment level at 4.9%, which were 4.7% and 5.4%, respectively in December, 2004. The residential rental vacancy rates in 2005 in Johnson County, the largest trade area for the Company, were estimated at 10.0% in Iowa City and Coralville and 10.00% in the Cedar Rapids area. The estimated vacancy rates for both markets were 10% and 9.3%, respectively, one year ago. The State of Iowa vacancy rate is 9.4% and the national rate is 9.9% with the Midwest rate at 13.4%. These vacancy rates one year ago were 8.3%, 10% and 12.4%, respectively. The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.

The amount of problem or watch loans considered in the reserve computation increased approximately $1.2 million in 2005 and approximately $1.1 million from the end of 2003 to 2004. The increase was related to real estate mortgage loans. Overall loan balances for such loans continue to increase significantly. Some softness in the rental market place has been observed, although loan delinquency is about at the same level as the preceding year. Problem or watch loans considered in the estimate for December 31, 2003 involved similar balances to December 31, 2002. The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented. For the years ended December 31, 2005, 2004 and 2003, recoveries were $1,644,000, $1,103,000, and $1,680,000, respectively; charge-offs were $2,175,000, $1,368,000 and $1,644,000 in 2005, 2004 and 2003, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (Continued)

The allowance for loan losses totaled $15,360,000 at December 31, 2005 compared to $13,790,000 at December 31, 2004. The percentage of the allowance to outstanding loans was 1.33% and 1.36% at December 31, 2005 and 2004, respectively. The percentage decrease was due to loan growth (fueled primarily by an increase in demand for real estate mortgages) and a decrease in the number of “problem” or “watch” loans as a percentage of total loans outstanding. The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in Net Loans outstanding. The methodology used in 2005 is consistent with the methodology used in the prior year.

Agricultural loans totaled $43,730,000 and $39,116,000 at December 31, 2005 and 2004, respectively. The level of agriculture loans during the last five years compared to total loans has varied from a high of 4.99% to a low of 3.78% in 2005. Management has assessed the risks for agricultural loans to be higher than other loans due to unpredictable commodity prices, the effects of weather on crops and uncertainties regarding government support programs. In particular, loans that are in the swine production segment continue to be of major concern as prices for hogs are subject to severe fluctuations.

The University of Iowa, because of its 23,600 employees and because of its total budget in Johnson County, has a tremendous impact on the economy of the Bank’s primary trade area. In 2005 and 2004, the University of Iowa helped Johnson County’s economy remain strong. The economy of the state of Iowa has recovered somewhat from recent weakness, but the University continues to suffer from budget limitations. For its fiscal year beginning July 1, 2006, the University expects continued budget constraints. The possible effects on the local economy cannot be predicted, but such budget limitations may weaken the economy in future years.

Other Income

The other income of the Company was $12,808,000 in 2005 compared to $12,542,000 in 2004. The net increase is $266,000. In 2004, the total other income decreased $1,310,000 from 2003. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The gain was $1,074,000 in 2005, $1,495,000 in 2004 and $4,278,000 in 2003. The number of loans sold in 2005 was approximately 73% of the volume in 2004 and only 33% of the activity experienced in 2003. Also, due to the heavy volume in 2003, the fee per loan was approximately 30% higher than the fee per loan in 2004 and 2005. The volume of activity in these types of loans is directly related to the level of interest rates, which were low in 2002 and 2003. Many consumers took advantage of the rates and refinanced their mortgages. In 2004 and 2005, rates did not drop sufficiently to make it feasible for a similar volume of refinancing to occur. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $270,000 to $2,990,000 in 2005. Trust fees increased $276,000 in 2004. As of December 31, 2005, the Bank’s Trust Department had $787 million in assets under management compared to $694 million and $623 million at December 31, 2004 and 2003, respectively. Trust fees are based on total assets under management. The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 54% of assets under management. In 2005, the market value of such common stock remained stable whereas in 2004 and 2003, market value increased. An example of the changes is the Dow Jones Industrial Average which decreased 0.61% in 2005; and increased over 3% in 2004 and over 25% in 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (Continued)

Other noninterest income was $2,332,000 in 2005 and $2,362,000 in 2004. Service charges and fees increased $650,000 in 2005 to $5,904,000 from $5,254,000 in 2004. Such charges and fees include fees on deposit accounts and credit card processing fees on merchant accounts. Service fees on deposit accounts increased $196,000 in 2005 compared to the prior year as a result of new fee income strategies implemented in the third quarter of 2005. Debit card interchange fees increased by $362,000 and merchant credit card processing fees increased by $91,000. Both of the increases were due to volume changes in debit card usage and credit card activity. Other deposit fees remained at 2004 levels in total. The rental revenue on tax credit real estate with respect to which the Company is a limited partner increased to $742,000 from $711,000 in 2004. Total other income was also partially offset by $234,000 and $177,000 in investment securities losses in 2005 and 2003, respectively. In 2004, no securities losses were reported.

Service charges and fees increased by $342,000 from 2003 to 2004, resulting in total fees of $5,254,000 in 2004. Due to increased volume, debit card interchange fees increased $156,000 and credit card processing fee income was up $193,000. Other noninterest income increased from $2,058,000 in 2003 to $2,362,000 in 2004.

Other Expenses

Total other expenses were $32,861,000 and $31,965,000 for the years ended December 31, 2005 and 2004, respectively. The increase is $896,000 or 2.80% in 2005 and $2,828,000 or 9.70% in 2004. Salaries and employee benefits, the largest component of non-interest expense increased $441,000, a 2.65% change. This increase includes $314,000 in direct salaries, a 2.52% increase. Another component of salaries and employee benefits expense is compensation expense related to the officers’ deferred compensation plan and costs associated with restricted common stock awarded to various officers, which increased by $323,000. This increase is primarily the result of the change in the appraised value of the Company’s common stock. Effective June 30, 2005, as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company began obtaining a quarterly independent appraisal of the shares of stock. Previously, the Company was obtaining an independent appraisal of the shares of stock on an annual basis for the Company’s ESOP. Due to the 2005 Stock Repurchase Program, no marketability discount was given on the new quarterly appraisals and the result was the removal by the independent appraiser of a 10% minority interest adjustment. The appraisal value of the stock based on the latest appraisal is $46.50 per share. The removal of the marketability discount had the effect of increasing the value by approximately $4.00 per share. The compensation expense due to the change was $196,000 higher than expected. The final appraisal for each quarter will be completed approximately forty days after each quarter end and sixty days after year-end. Medical expenses included with salaries and benefits decreased to $1.2 million from $1.3 million in 2004. Beginning in 2005, the Company changed its medical plan from a self-insured plan to a full-premium plan. The actual claims paid in 2005 that were incurred but not reported prior to December 31, 2004 were under the plan administrator’s estimate by $132,000 and that reduced the 2005 expense. All other expenses in this area decreased a total of $81,000.

Occupancy expense increased $31,000 with rent expense higher by $19,000 due to the new office location in the Old Capitol Town Center which opened in 2005. In 2005, furniture and equipment expense included depreciation expense of $1,835,000 and $983,000 in equipment and software maintenance contracts. These expenses one year ago were $1,905,000 for depreciation and $800,000 for the maintenance contracts. The increase in 2005 is due to more equipment and software purchases in 2005 and the related five year maintenance contracts.

Advertising and business development totaled $1,901,000 in 2005, a $330,000 decrease from the prior year. In 2004, as a result of the Company’s scorecard points awarded for credit card charges, the Bank incurred costs of $407,000 compared to $247,000 in 2005. The decrease of $160,000 is due to fewer points being redeemed in 2005. Also, charitable contributions decreased $178,000 to $88,000 in 2005; in 2004 charitable contributions included a $100,000 donation to the Hills Bancorporation Foundation and a prepayment of pledges of $81,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outside services increased $424,000 in 2005 to $4,999,000 as of December 31, 2005 compared to the same period in 2004. Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Professional fees increased $243,000 from 2004 to a total of $1,714,000 for 2005. Outsourcing additional internal audit work in 2005 accounts for an increase of $29,000 and consulting fees for new fee income strategies were $226,000. All other outside services increased $181,000 to $3,286,000 in 2005. Credit card and debit card processing increased $124,000 due to a volume increase in transactions.

Total other expenses were $29,137,000 for the year ended December 31, 2003. The increase in expenses in 2004 was $2,828,000. This included an increase of $769,000 in salaries and benefits, which was the direct result of salary adjustments for 2004 and a net increase in full-time equivalents of five during 2004. Medical expenses included with salaries and benefits increased to $1.3 million from $1.1 million in 2003. This increase was due to the hiring of new employees and to 18% increases in health and drug costs. All other expenses other than salaries and benefits increased a total of $2,059,000, or 15.53%. Advertising and business development expenses increased $462,000 in 2004. The majority of this increase was due to the Bank celebrating its 100th anniversary and the related special promotions to celebrate with customers, employees and shareholders. In addition, increases in outside services and rental expense on tax credit real estate were $693,000 and $431,000, respectively. The increase in outside services included fees paid by the Company for assistance in complying with the Sarbanes-Oxley Act and the Company’s outsourcing of its internal audit work. A new tax credit property was added in January 2004, increasing depreciation expense in 2004.

Income Taxes

Income tax expense was $6,684,000, $6,351,000 and $6,998,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Income taxes as a percentage of income before income taxes were 30.54% in 2005, 30.91% in 2004 and 32.91% in 2003. The percentages in 2005 and 2004 were less than 2003 due to additional tax credits available as a result of the tax credit property placed in service in January of 2004. The amount of tax credits were $678,000, $596,000 and $234,000 for 2005, 2004 and 2003, respectively.

Impact of Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which replaces FAS 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Securities and Exchange Commission (SEC) registrants originally would have been required to adopt FAS 123R’s provisions at the beginning of their first interim period after June 15, 2005. On April 14, 2005, the SEC announced that registrants could delay adoption of FAS 123R’s provisions until the beginning of their next fiscal year. We adopted FAS 123R on January 1, 2006, using the “modified prospective” transition method. The scope of FAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. FAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the statement of income for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. We anticipate that this expense will reduce 2006 pre-tax earnings by approximately $44,000 based on awards granted prior to January 1, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In March 2004, the Emerging Issues Task Force (EITF) revisited EITF Issue No. 031, The Meaning of OtherThanTemporary Impairment and its Application of Certain Investments. Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities’ fair market values would have to use more detailed criteria to evaluate whether to record a loss and would have to disclose additional information about unrealized losses. The FASB subsequently issued a staff position deferring the effective date of the measurement and recognition provisions of the revised EITF No. 031 until further implementation issues may be resolved. On November 3, 2005, the FASB issued a Staff Position (FSP) that addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an otherthantemporary impairment and requires certain disclosures about unrealized losses that have not been recognized as otherthantemporary impairments. The guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005. Adoption of the new issuance could have a material impact on the Company’s financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception in APB 29 for recognizing nonmonetary exchanges of similar productive assets at fair value and replaces it with an exception for recognizing exchanges of nonmonetary assets at fair value that do not have commercial substance. This Statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006. The adoption of this Statement will not have a significant effect on the Company’s financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Rate Sensitivity and Liquidity Analysis At December 31, 2005, the Company’s interest rate sensitivity report is as follows (amounts in thousands):

	Repricing Maturities Immediately	Days				More Than One Year	Total

		2-30	31-90	91-180	181-365

Earning assets: Investment securities	$—	$755	$6,405	$7,500	$23,685	$170,656	$209,001
Loans	7,218	164,230	17,858	46,296	85,229	836,947	1,157,778

Total	7,218	164,985	24,263	53,796	108,914	1,007,603	1,366,779

Sources of funds: Interest-bearing checking and savings accounts	148,018	—	—	—	—	249,250	397,268
Certificates of deposit	—	34,281	40,321	54,577	152,540	210,628	492,347

Other borrowings - FHLB	—	—	—	10,000	12,750	200,411	223,161

Federal funds and repurchase agreements	34,537	—	—	—	—	—	34,537

	182,555	34,281	40,321	64,577	165,290	660,289	1,147,313

Other sources, primarily noninterest- bearing	—	—	—	—	—	146,799	146,799

Total sources	182,555	34,281	40,321	64,577	165,290	807,088	1,294,112

Interest Rate Gap	$(175,337)	$130,704	$(16,058)	$(10,781)	$(56,376)	$200,515	$72,667

Cumulative Interest Rate Gap at December 31, 2005	$(175,337)	$(44,633)	$(60,691)	$(71,472)	$(127,848)	$72,667

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $3,934,000 as of December 31, 2005. In 2005, the Company received dividends of $3,413,000 from its subsidiary Bank and used those funds to pay dividends to its stockholders of $3,412,000.

As of December 31, 2005 and 2004, stockholders’ equity, before deducting for the maximum cash obligation related to the ESOP, was $130,113,000 and $120,139,000 respectively. This measure of stockholders’ equity as a percent of total assets was 9.08% at December 31, 2005 and 9.31% at December 31, 2004. As of December 31, 2005, total equity was 7.64% of assets compared to 8.04% of assets at the prior year end. The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary Bank, which affects the Bank’s dividends to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary Bank, certain of its retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company totaled approximately $13,720,000, $13,282,000 and $10,820,000 as of December 31, 2005, 2004 and 2003, respectively.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991, and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements that member banks must maintain.

As of December 31, 2005, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders’ equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighting the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by “credit conversion factors” to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

The Bank is an insured state bank, incorporated under the laws of the state of Iowa. As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the “Superintendent”). Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain circumstances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets. At December 31, 2005, the Tier 1 risk-based leverage ratio of the Bank was 8.78% and exceeded the ratio required by the Superintendent.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2005 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2005:
Company:
Total risk-based capital	$142,321	13.80%	8.00%	10.00%
Tier 1 risk-based capital	129,396	12.54	4.00	6.00
Leverage ratio	129,396	9.04	3.00	5.00
Bank:
Total risk-based capital	138,523	13.44	8.00	10.00
Tier 1 risk-based capital	125,605	12.18	4.00	6.00
Leverage ratio	125,605	8.78	3.00	5.00

The Bank is classified as “well capitalized” by FDIC capital guidelines.

On a consolidated basis, 2005 cash flows from operations provided $22,930,000; proceeds of net securities sold provided $4,403,000 and net increases in deposits provided $79,178,000. These cash flows were invested in Net Loans of $145,586,000. Also, net borrowings from the FHLB increased by $55,619,000 to assist in the funding of the Bank’s increased loan demand. In addition, $2,869,000 was used to purchase property and equipment.

At December 31, 2005, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $189,936,000 (see Note 14 to the Financial Statements). Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements. It may also obtain additional funds from the Federal Home Loan Bank (FHLB). The Bank as of December 31, 2005 can obtain an additional $190 million from the FHLB based on the current real estate mortgage loans held. In addition, the Bank has arranged $126 million of credit lines at three banks. The borrowings under these credit lines would be secured by the Bank’s investment securities. As a further source of liquidity, $21 million of additional securities are available to be pledged or liquidated.

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

Contractual Obligations and Commitments

As disclosed in Note 14 to the financial statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2005:

	Payments Due By Period

	(Amounts In Thousands)

	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years

Contractual obligations:
Long-term debt obligations	$223,161	$22,750	$60,411	$80,000	$60,000
Operating lease obligations	1,556	237	418	388	513

Total contractual obligations:	$224,717	$22,987	$60,829	$80,388	$60,513

Other commitments:

Lines of credit	$189,936	$171,688	$17,577	$671	$—

Standby letters of credit	12,374	12,374	—	—	—

Total other commitments	$202,310	$184,062	$17,577	$671	$—

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Related Party Transactions

The Bank’s primary transactions with related parties are the loan and deposit relationships it maintains with officers, directors and entities related to these individuals. The Bank makes loans to related parties under substantially the same interest rates, terms and collateral as those prevailing for comparable transactions with unrelated persons. In addition, these parties may maintain deposit account relationships with the Bank that also are on the same terms as with unrelated persons. As of December 31, 2005 and 2004, loan balances to related individuals and businesses totaled $35,797,000 and $36,247,000, respectively. Deposits from these related parties totaled $6,875,000 and $7,078,000 as of December 31, 2005 and 2004, respectively.

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

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	(Amount in Thousands)
Assets: Loans, fixed: Balance	$86,341	$52,599	$102,360	$89,542	$98,613	$48,492	$477,947	$426,595
Average interest rate	6.22%	6.40%	6.05%	6.04%	6.31%	5.57%	6.12%

Loans, variable: Balance	$118,296	$11,145	$9,986	$5,456	$2,990	$531,256	$679,129	$679,129
Average interest rate	8.20%	7.19%	7.33%	7.31%	7.36%	5.90%	6.36%

Investments (1): Balance	$50,185	$34,625	$44,738	$36,497	$11,302	$31,654	$209,001	$209,011
Average interest rate	3.42%	3.82%	4.11%	4.55%	4.52%	5.11%	4.15%

Liabilities: Liquid deposits (2): Balance	$397,268	$—	$—	$—	$—	$—	$397,268	$400,234
Average interest rate	1.40%	0.00%	0.00%	0.00%	0.00%	0.00%	1.40%

Deposits, certificates: Balance	$281,719	$118,293	$47,086	$30,031	$15,218	$—	$492,347	$474,002
Average interest rate	3.45%	3.97%	3.81%	3.71%	4.18%	0.00%	3.22%

(1)	Includes all available-for-sale investments, held-to-maturity investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes passbook accounts, NOW accounts, Super NOW accounts and money market funds.

Item 8. Consolidated Financial Statements and Supplementary Data The consolidated financial statements and supplementary data are included on Pages 55 through 86.

KPMG LLP 2500 Ruan Center 666 Grand Avenue Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hills Bancorporation:

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hills Bancorporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Des Moines, Iowa
March 9, 2006

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS December 31, 2005 and 2004 (Amounts In Thousands, Except Shares)

ASSETS	2005	2004

Cash and due from banks (Note 10)	$29,956	$23,008
Investment securities (Notes 2 and 6):
Available for sale (amortized cost 2005 $199,673; 2004 $203,208)	196,786	204,123
Held to maturity (fair value 2005 $225; 2004 $4,986)	215	5,000
Stock of Federal Home Loan Bank	12,000	8,893
Loans held for sale	702	3,908
Loans, net (Notes 3, 7 and 11)	1,141,716	998,231
Property and equipment, net (Note 4)	22,265	21,814
Tax credit real estate	7,595	8,010
Accrued interest receivable	8,619	7,349
Deferred income taxes (Note 9)	6,819	4,506
Goodwill	2,500	2,500
Other assets	4,476	3,107

	$1,433,649	$1,290,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$146,799	$131,256
Interest-bearing deposits (Note 5)	889,615	825,980

Total deposits	1,036,414	957,236
Short-term borrowings (Note 6)	34,537	37,985
Federal Home Loan Bank borrowings (Note 7)	223,161	167,542
Accrued interest payable	2,313	1,632
Other liabilities	7,111	5,915

	1,303,536	1,170,310

Commitments and Contingencies (Notes 8 and 14)

Redeemable Common Stock Held By Employee Stock Ownership Plan (ESOP) (Note 8)	20,634	16,336

Stockholders’ Equity (Note 10)
Capital stock, no par value; authorized 10,000,000 shares; issued 2005 4,563,637 shares; 2004 4,549,656 shares	—	—
Paid in capital	11,970	11,364
Retained earnings	119,989	108,199
Accumulated other comprehensive income (loss)	(1,783)	576
Treasury stock at cost (2005 1,400 shares; 2004 none)	(63)	—

	130,113	120,139
Less maximum cash obligation related to ESOP shares (Note 8)	20,634	16,336

	109,479	103,803

	$1,433,649	$1,290,449

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2005, 2004 and 2003 (Amounts In Thousands, Except Per Share Amounts)

	2005	2004	2003

Interest income:
Loans, including fees	$66,688	$57,569	$54,362
Investment securities:
Taxable	4,795	5,250	6,268
Nontaxable	2,685	2,478	2,369
Federal funds sold	235	27	382

Total interest income	74,403	65,324	63,381

Interest expense:
Deposits	19,665	14,302	16,926
Short-term borrowings	749	470	389
FHLB borrowings	9,949	9,113	9,090

Total interest expense	30,363	23,885	26,405

Net interest income	44,040	41,439	36,976

Provision for loan losses (Note 3)	2,101	1,470	424

Net interest income after provision for loan losses	41,939	39,969	36,552

Other income:
Net gain on sale of loans	1,074	1,495	4,278
Net losses on sale of investment securities	(234)	—	(177)
Trust fees	2,990	2,720	2,444
Service charges and fees	5,904	5,254	4,912
Rental revenue on tax credit real estate	742	711	337
Other noninterest income	2,332	2,362	2,058

	12,808	12,542	13,852

Other expenses:
Salaries and employee benefits	17,089	16,648	15,879
Occupancy	2,155	2,124	1,899
Furniture and equipment	3,332	3,183	3,008
Office supplies and postage	1,161	1,215	1,245
Advertising and business development	1,901	2,231	1,769
Outside services	4,999	4,575	3,882
Rental expenses on tax credit real estate	955	927	496
Other noninterest expenses	1,269	1,062	959

	32,861	31,965	29,137

Income before income taxes	21,886	20,546	21,267
Federal and state income taxes (Note 9)	6,684	6,351	6,998

Net income	$15,202	$14,195	$14,269

Earnings per share:
Basic	$3.34	$3.12	$3.15
Diluted	3.32	3.11	3.14

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years Ended December 31, 2005, 2004 and 2003 (Amounts In Thousands)

	2005	2004	2003

Net income	$15,202	$14,195	$14,269

Other comprehensive loss, Unrealized gains (losses) on securities:
Unrealized holding losses arising during the year, net of income taxes 2005 $(1,443); 2004 ($1,474); 2003 ($960)	(2,503)	(2,511)	(1,746)

Less: reclassification adjustment for losses included in net income, net of income taxes	144	—	112

Other comprehensive loss	(2,359)	(2,511)	(1,634)

Comprehensive income	$12,843	$11,684	$12,635

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Years Ended December 31, 2005, 2004 and 2003 (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2002	$10,541	$85,773	$4,721	$(12,951)	$—	$88,084

Issuance of 46,872 shares of common stock	465	—	—	—	—	465
Change related to ESOP shares	—	—	—	(1,913)	—	(1,913)
Net income	—	14,269	—	—	—	14,269
Income tax benefit related to stock based compensation	347	—	—	—	—	347
Cash dividends ($.63 per share)	—	(2,853)	—	—	—	(2,853)
Other comprehensive loss	—	—	(1,634)	—	—	(1,634)

Balance, December 31, 2003	11,353	97,189	3,087	(14,864)	—	96,765

Issuance of 222 shares of common stock	7	—	—	—	—	7
Redemption of 600 shares of common stock	(18)	—	—	—	—	(18)
Change related to ESOP shares	—	—	—	(1,472)	—	(1,472)
Net income	—	14,195	—	—	—	14,195
Income tax benefit related to stock based compensation	22	—	—	—	—	22
Cash dividends ($.70 per share)	—	(3,185)	—	—	—	(3,185)
Other comprehensive loss	—	—	(2,511)	—	—	(2,511)

Balance, December 31, 2004	$11,364	$108,199	$576	$(16,336)	$—	$103,803

Issuance of 14,882 shares of common stock	619	—	—	—	—	619
Redemption of 901shares of common stock	(29)	—	—	—	—	(29)
Change related to ESOP shares	—	—	—	(4,298)	—	(4,298)
Net income	—	15,202	—	—	—	15,202
Income tax benefit related to stock based compensation	16	—	—	—	—	16
Cash dividends ($.75 per share)	—	(3,412)	—	—	—	(3,412)
Purchase of 1,400 shares of common stock	—	—	—	—	(63)	(63)
Other comprehensive loss	—	—	(2,359)	—	—	(2,359)

Balance, December 31, 2005	$11,970	$119,989	$(1,783)	$(20,634)	$(63)	$109,479

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2005, 2004 and 2003 (Amounts In Thousands)

	2005	2004	2003

Cash Flows from Operating Activities
Net income	$15,202	$14,195	$14,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,418	2,467	2,242
Provision for loan losses	2,101	1,470	424
Net losses on sale of investment securities	234	—	177
Compensation expensed through issuance of common stock	590	7	90
Provision for deferred income taxes	(870)	(621)	520
Increase in accrued interest receivable	(1,270)	(46)	(25)
Amortization of discount on investment securities, net	810	1,261	976
(Increase) decrease in other assets	(1,369)	(30)	135
Increase (decrease) in accrued interest and other liabilities	1,878	1,807	(1,460)
Loans originated for sale	(113,565)	(144,017)	(316,637)
Proceeds on sales of loans	117,845	143,564	325,839
Net gain on sales of loans	(1,074)	(1,495)	(4,278)

Net cash provided by operating activities	22,930	18,562	22,272

Cash Flows from Investing Activities Proceeds from maturities of investment securities:
Available for sale	56,394	77,397	73,529
Held to maturity	4,785	6,898	3,639
Proceeds from sales of investment securities available for sale	10,465	—	11,658
Purchases of investment securities:
Available for sale	(67,475)	(67,455)	(110,949)
Held to maturity	—	(3,945)	(3,570)
Federal funds sold, net	—	13,233	19,281
Loans made to customers, net of collections	(145,586)	(131,507)	(94,645)
Purchases of property and equipment	(2,869)	(2,071)	(2,952)
Investment in tax credit real estate, net	415	(5,728)	(127)

Net cash used in investing activities	(143,871)	(113,178)	(104,136)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) Years Ended December 31, 2005, 2004 and 2003 (Amounts In Thousands)

	2005	2004	2003

Cash Flows from Financing Activities
Net increase in deposits	79,178	88,584	66,446
Net (increase) decrease in short-term borrowings	(3,448)	8,059	9,128
Borrowings from FHLB	60,000	—	—
Payments on FHLB borrowings	(4,381)	(32)	(32)
Stock options exercised	28	—	375
Income tax benefits related to stock based compensation	16	22	347
Redemption of common stock	(29)	(18)	—
Purchase of treasury stock	(63)	—	—
Dividends paid	(3,412)	(3,185)	(2,853)

Net cash provided by financing activities	127,889	93,430	73,411

Increase (decrease) in cash and due from banks	$6,948	$(1,186)	$(8,453)

Cash and due from banks:
Beginning of year	23,008	24,194	32,647

End of year	$29,956	$23,008	$24,194

Supplemental Disclosures Cash payments for:
Interest paid to depositors	$18,984	$14,405	$17,325
Interest paid on other obligations	10,698	9,583	9,479
Income taxes	6,770	6,021	7,817

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$4,298	$1,472	$1,913

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

Certain significant estimates: The allowance for loan losses, fair values of securities and other financial instruments, and stock-based compensation expense involves certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2005 may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Available-for-sale securities consist of debt securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. There were no trading securities as of December 31, 2005 and 2004.

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

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties and an assisted living rental property, all which are affordable housing projects as of December 31, 2005. The assisted living rental property was added in 2004. The Bank has a 99% limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. The properties are recorded at cost less accumulated depreciation. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

The financial condition, results of operations and cash flows of each limited partnership is consolidated in the Company’s financial statements. The operations of the properties are not expected to contribute significantly to the Company’s income before income taxes. However, the properties do contribute in the form of income tax credits, which lowers the Company’s effective tax rate. Once established, the credits on each property last for ten years and are passed through from the limited partnerships to the Bank and reduces the consolidated federal tax liability of the Company.

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

Goodwill:   Goodwill represents the excess of cost over the fair value of the net assets acquired, and FASB Statement No. 142 provides for the elimination of the amortization of goodwill and other intangibles that are determined to have an indefinite life, and requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life. The carrying amount of goodwill as of December 31, 2005 and 2004 totaled $2,500,000 and is included in other assets.

Other real estate:  Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. Subsequent write downs estimated on the basis of later valuations, gains or losses on sales and net expenses incurred in maintaining such properties are charged to other non-interest expense. Other real estate is included in other assets and totaled $1,152,000 and $204,000 as of 2005 and 2004, respectively.

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

Treasury stock:  Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price.

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

Following is a reconciliation of the denominator:

	Year Ended December 31,

	2005	2004	2003

Weighted-average number of shares	4,553,821	4,550,175	4,533,951
Potential number of dilutive shares	22,354	15,511	11,127

Total shares to compute diluted earnings per share	4,576,175	4,565,686	4,545,078

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

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Investment Securities

Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading in its portfolio at December 31, 2005 or 2004. The carrying amount of available-for-sale securities and their approximate fair values were as follows December 31 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

December 31, 2005:
U. S. Government agencies and corporations	$119,808	$—	$(2,326)	$117,482
State and political subdivisions	79,865	415	(976)	79,304

Total	$199,673	$415	$(3,302)	$196,786

December 31, 2004:
U. S. Government agencies and corporations	$134,316	$382	$(769)	$133,929
State and political subdivisions	68,892	1,484	(182)	70,194

Total	$203,208	$1,866	$(951)	$204,123

The amortized cost and estimated fair market value of available-for-sale securities classified according to their contractual maturities at December 31, 2005, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$38,433	$38,139
Due after one year through five years	129,053	127,041
Due after five years through ten years	30,834	30,247
Due over ten years	1,353	1,359

Total	$199,673	$196,786

As of December 31, 2005, investment securities with a carrying value of $61,097,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as required or permitted by law.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Investment Securities (Continued)

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

	2005	2004	2003

Sales proceeds	$10,465	$—	$11,658
Gross realized gains	—	—	—
Gross realized losses	(234)	—	(177)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 (in thousands):

	Less than 12 months				12 months or more				Total

Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

U.S. Government agencies and corporations	25	$51,103	$(842)	1.65%	31	$66,379	$(1,484)	2.24%	56	$117,482	$(2,326)	1.98%

State and municipal bonds	171	35,645	(591)	1.66%	76	13,013	(385)	2.96%	247	48,658	(976)	2.01%

Total temporarily impaired securities	196	$86,748	$(1,433)	1.65%	107	$79,392	$(1,869)	2.35%	303	$166,140	$(3,302)	1.99%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. The nature of the investments with gross unrealized losses as of December 31, 2005 was as follows: U.S. government agency securities (56 positions issued and guaranteed by FNMA, FHLB, or FHLMC); and state and municipal bonds (50 issues are local issues, nonrated and 197 issues are A1 or better rated, general obligation bonds). Therefore, none of the impairments in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest. The cause of the impairments is due to changes in interest rates. The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities for the foreseeable future.

Investment Securities Held to Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	(Amounts In Thousands)
December 31, 2005:
State and political subdivisions	$215	$10	$—	$225

December 31, 2004:
State and political subdivisions	$5,000	$28	$(42)	$4,986

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Investment Securities (Continued)

The amortization cost and estimated fair market value of securities held to maturity classified according to their contractual maturities at December 31, 2005, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$45	$45
Due after one year through five years	120	125
Due after five years through ten years	50	55

Total	$215	$225

Note 3. Loans The composition of loans is as follows:

	December 31,

	2005	2004	2003

	(Amounts In Thousands)

Agricultural	$43,730	$39,116	$38,153
Commercial and financial	91,501	70,453	47,938
Real estate:
Construction	83,456	72,388	66,644
Mortgage	906,188	797,958	696,453
Loans to individuals	32,201	32,106	31,591

	1,157,076	1,012,021	880,779
Less allowance for loan losses	15,360	13,790	12,585

	$1,141,716	$998,231	$868,194

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2005	2004	2003

	(Amounts In Thousands)

Balance, beginning	$13,790	$12,585	$12,125
Provision charged to expense	2,101	1,470	424
Recoveries	1,644	1,103	1,680
Loans charged off	(2,175)	(1,368)	(1,644)

Balance, ending	$15,360	$13,790	$12,585

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3. Loans (Continued)

Information about impaired and nonaccrual loans as of and for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

	(Amounts In Thousands)

Loans receivable for which there is a related allowance for loan losses	$586	$1,567	$3,793
Loans receivable for which there is no related allowance for loan losses	16,016	17,410	14,384

Total	$16,602	$18,977	$18,177

Related allowance for credit losses on impaired loans	$66	$228	$802
Average balance of impaired loans	16,334	18,087	17,883
Nonaccrual loans (included as impaired loans)	175	808	3,944
Loans past due ninety days or more and still accruing	1,910	2,313	2,296
Interest income recognized on impaired loans	1,147	1,168	1,202

Note 4. Property and Equipment The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,

	2005	2004	2003

	(Amounts In Thousands)

Land	$4,404	$3,715	$3,715
Buildings and improvements	18,856	18,051	17,743
Furniture and equipment	23,844	22,469	20,706

	47,104	44,235	42,164
Less accumulated depreciation	24,839	22,421	19,954

Net	$22,265	$21,814	$22,210

Note 5. Interest-Bearing Deposits A summary of these deposits is as follows:

	December 31,

	2005	2004

	(Amounts In Thousands)

NOW and other demand	$132,599	$138,269
Savings	264,669	255,765
Time, $100,000 and over	98,689	83,710
Other time	393,658	348,236

	$889,615	$825,980

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 5. Interest-Bearing Deposits (Continued) Time deposits have a maturity as follows:

	December 31,
	2005	2004

	(Amounts In Thousands)
Due in one year or less	$281,719	$201,901
Due after one year through two years	118,293	98,220
Due after two years through three years	47,086	56,237
Due after three years through four years	30,031	45,355
Due over four years	15,218	30,233

	$492,347	$431,946

Note 6. Short-Term Borrowings The following table sets forth selected information for short-term borrowings (borrowings with a maturity of less than one year):

	December 31,
	2005	2004

	(Amounts In Thousands)
Federal funds purchased, secured by U.S. Government agencies (1)	$6,825	$19,245
Repurchase agreements with customers, renewable daily, interest payable monthly, secured by U.S. Government agencies (1)	24,629	16,757
Repurchase agreements with customers, interest fixed, maturities of less than one year, secured by U.S. Government agencies (1)	3,083	1,983

	$34,537	$37,985

(1) The weighted average interest rate on short-term borrowings outstanding as of December 31, 2005 and 2004 was 3.45% and 1.83%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of government, government agency or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate. The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers. At December 31, 2005, $27.7 million of securities sold under repurchase agreements with a weighted average interest rate of 3.21%, maturing in 2005, were collateralized by U.S. Government agencies having an estimated fair value of $28.4 million and an amortized cost of $29.1 million.

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 7. Federal Home Loan Bank Borrowings As of December 31, 2005 and 2004, the borrowings were as follows:

	2005	2004

(Effective interest rates as of December 31, 2005)	(Amounts In Thousands)

Due 2005, 3.80%	$—	$4,350
Due 2006, 4.08% to 4.09%	22,750	22,750
Due 2007, 4.48%	20,000	20,000
Due 2008, 5.22% to 6.00%	40,411	40,442
Due 2009, 5.66% to 6.22%	40,000	40,000
Due 2010, 5.77% to 6.61%	40,000	40,000
Due 2015, 3.70% to 4.56%	60,000	—

	$223,161	$167,542

$180 million of the borrowings were callable as of December 31, 2005, with $120 million callable in the first quarter of 2005. The advances are unlikely to be called unless rates would move significantly upwards.

The borrowings are collateralized by 1-4 family mortgage loans with an aggregate face amount of $267,794,000. As of December 31, 2005, the Company held Federal Home Loan Bank stock with a cost of $12,003,000.

Note 8.   Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the “ESOP”) to which it makes discretionary cash contributions. The Company’s contribution to the ESOP totaled $115,000, $1,038,000 and $108,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily tradeable, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity as a liability. As of December 31, 2005 and 2004, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2005	2004

Shares held by the ESOP	443,751	441,516

Fair value per share	$46.50	$37.00

Maximum cash obligation	$20,634,000	$16,336,000

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8.    Employee Benefit Plans (Continued)

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $905,000, $0, and $862,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

	Years Ended December 31,

	2005	2004	2003

Net income:
As reported	$15,202	$14,195	$14,269

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(84)	(122)	(78)

Pro forma	$15,118	$14,073	$14,191

Basic earnings per share:
As reported	$3.34	$3.12	$3.15
Pro forma	$3.32	$3.09	$3.12

Diluted earnings per share:
As reported	$3.32	$3.11	$3.14
Pro forma	$3.30	$3.08	$3.11

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 8. Employee Benefit Plans (Continued) A summary of the stock options are as follows:

	Number of Shares	Weighted-Average Exercise Price

Balance, December 31, 2002	83,445	$15.66
Granted	18,600	30.04
Exercised	(44,172)	8.49

Balance, December 31, 2003	57,873	$25.76
Granted	5,880	35.38
Exercised	—	—

Balance, December 31, 2004	63,753	$26.64
Granted	—	—
Exercised	(1,134)	24.33

Balance, December 31, 2005	62,619	$26.69

The weighted-average fair value of options granted in 2005, 2004 and 2003 was none, $6.53 per share and $5.40 per share, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model. Significant assumptions include:

	2005	2004	2003

Risk-free interest rate	—	4.69%	4.57%
Expected option life	—	7.5years	7.5years
Expected volatility	—	23.97%	24.83%
Expected dividends	—	2.08%	2.16%

Other pertinent information related to the options outstanding at December 31, 2005 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$13.67	6,165	15 Months	6,165
25.67	31,200	65 Months	—
25.00	774	60 Months	774
29.33	15,600	84 Months	—
33.67	3,000	96 Months	—
34.50	2,940	100 Months	2,940
36.25	2,940	105 Months	2,940

	62,619		12,819

As of December 31, 2005, 119,579 shares were available for stock options and awards. The committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 13,748 shares of common stock in 2005, 222 in 2004 and 2,700 in 2003 to a group of employees. The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period. The expense relating to these awards for the years ended December 31, 2005, 2004 and 2003 was $70,000, $57,000 and $61,000, respectively.

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 9. Income Taxes Income taxes for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	2005	2004	2003

	(Amounts In Thousands)

Current:
Federal	$6,335	$5,851	$5,465
State	1,219	1,121	1,013
Deferred:
Federal	(756)	(540)	453
State	(114)	(81)	67

	$6,684	$6,351	$6,998

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets. Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	December 31,

	2005	2004

	(Amounts In Thousands)

Deferred income tax assets:
Allowance for loan losses	$5,875	$5,275
Deferred compensation	1,231	920
Certain accrued expenses	277	275
Unrealized losses on investment securities	1,104	—
Other	57	46

Gross deferred tax assets	8,544	6,516

Deferred income tax liabilities:
Property and equipment	1,130	1,350
FHLB dividends	132	132
Unrealized gains on investment securities	—	339
Prepaid expenses	213	—
Other	250	189

Gross deferred tax liabilities	1,725	2,010

Net deferred income tax asset	$6,819	$4,506

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9.   Income Taxes (Continued)

The net change in the deferred income taxes for the years ended December 31, 2005, 2004 and 2003 is reflected in the financial statements as follows:

	Year Ended December 31,

	2005	2004	2003

	(Amounts In Thousands)

Consolidated statements of income	$(870)	$(621)	$520
Consolidated statements of stockholders’ equity	(1,443)	(1,474)	(960)

	$(2,313)	$(2,095)	$(440)

The income tax provisions for the years ended December 31, 2005, 2004 and 2003 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2005		2004		2003

	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income

					(Amounts In Thousands)

Expected provision	$7,660	35.0%	$7,191	35.0%	$7,443	35.0%
Tax-exempt interest	(1,026)	(4.7)	(951)	(4.6)	(875)	(4.1)
Interest expense
limitation	130	0.6	107	0.5	110	0.5
State income taxes,
net of federal income tax benefit	718	3.3	676	3.3	702	3.3
Income tax credits	(679)	(3.1)	(596)	(2.9)	(234)	(1.1)
Other	(119)	(0.6)	(76)	(0.4)	(148)	(0.7)

	$6,684	30.5%	$6,351	30.9%	$6,998	32.9%

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS

Note 10.	Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2005 and 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual amounts and capital ratios as of December 31, 2005 and 2004, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2005:
Company:
Total risk-based capital	$142,321	13.80%	8.00%	10.00%
Tier 1 risk-based capital	129,396	12.54	4.00	6.00
Leverage ratio	129,396	9.04	3.00	5.00
Bank:
Total risk-based capital	138,523	13.44	8.00	10.00
Tier 1 risk-based capital	125,605	12.18	4.00	6.00
Leverage ratio	125,605	8.78	3.00	5.00

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS

Note 10.	Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions (Continued)

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2004:
Company:
Total risk-based capital	$128,541	14.03%	8.00%	10.00%
Tier 1 risk-based capital	117,063	12.78	4.00	6.00
Leverage ratio	117,063	9.09	3.00	5.00
Bank:
Total risk-based capital	125,211	13.68	8.00	10.00
Tier 1 risk-based capital	113,740	12.43	4.00	6.00
Leverage ratio	113,740	8.84	3.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings of $13,720,000 as of December 31, 2005 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $1,639,000 and $1,867,000 as of December 31, 2005 and 2004, respectively.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2005 and 2004:

	Year Ended December 31,

	2005	2004

	(Amounts In Thousands)

Balance, beginning	$36,247	$32,454
Advances	7,054	10,484
Collections	(7,504)	(6,691)

Balance, ending	$35,797	$36,247

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12.   Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2004 are as follows:

	2005		2004

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(Amounts In Thousands)

Cash and due from banks	$29,956	$29,956	$23,008	$23,008
Federal funds sold	—	—	—	—
Investment securities	209,001	209,011	218,016	218,002
Loans	1,142,418	1,105,724	1,002,139	1,019,898
Accrued interest receivable	8,619	8,619	7,349	7,349
Deposits	1,036,414	1,021,035	957,236	948,242
Federal funds purchased and securities
sold under agreements to repurchase	34,537	34,537	37,985	37,985
Borrowings from Federal Home Loan
Bank	223,161	204,035	167,542	169,937
Accrued interest payable	2,313	2,313	1,632	1,632

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$189,936	$—	$163,291	$—
Letters of credit	12,374	—	12,693	—

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 13. Parent Company Only Financial Information Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS December 31, 2005 and 2004 (Amounts In Thousands)

ASSETS	2005	2004

Cash	$3,934	$2,891
Investment securities available for sale	—	500
Investment in subsidiary bank	126,385	116,816
Other assets	553	468

Total assets	$130,872	$120,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities	$759	$536

Redeemable common stock held by ESOP	20,634	16,336

Stockholders’ equity:
Capital stock	11,970	11,364
Retained earnings	119,989	108,199
Accumulated other comprehensive (loss) income	(1,783)	576
Treasury stock at cost	(63)	—

	130,113	120,139
Less maximum cash obligation related to ESOP shares	20,634	16,336

Total stockholders’ equity	109,479	103,803

Total liabilities and stockholders’ equity	$130,872	$120,675

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 13. Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME Years Ended December 31, 2005, 2004 and 2003 (Amounts In Thousands)

	2005	2004	2003

Interest on checking account and investment securities	$81	$38	$17
Dividends received from subsidiary	3,413	3,186	2,856
Other expenses	(291)	(147)	(112)

Income before income tax benefit and
equity in subsidiary’s undistributed income	3,203	3,077	2,761
Income tax benefit	71	39	36

	3,274	3,116	2,797
Equity in subsidiary’s undistributed income	11,928	11,079	11,472

Net income	$15,202	$14,195	$14,269

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 13. Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS Years Ended December 31, 2005, 2004 and 2003 (Amounts In Thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$15,202	$14,195	$14,269
Noncash items included in net income:
Undistributed income of subsidiary	(11,928)	(11,079)	(11,472)
(Increase) decrease in other assets	(85)	489	(379)
Increase in liabilities	223	117	110

Net cash provided by operating activities	3,412	3,722	2,528

Cash flows from investing activities:
Proceeds from maturities of investment securities	500	—	—
Purchase of investment securities	—	—	—

Net cash provided by investing activities	500	—	—

Cash flows from financing activities:
Common stock issued, net	590	(11)	465
Income tax benefits related to stock based
compensation	16	22	347
Purchase of treasury stock	(63)	—	—
Dividends paid	(3,412)	(3,185)	(2,853)

Net cash used in financing activities	(2,869)	(3,174)	(2,041)

Increase in cash	1,043	548	487
Cash balance:
Beginning	2,891	2,343	1,856

Ending	$3,934	$2,891	$2,343

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14.   Commitments and Contingencies

Concentrations of credit risk: The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank’s market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $21,560,000. The concentrations of credit by type of loan are set forth in Note 3 to the Financial Statements. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic conditions in Johnson County and Linn County, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2005 and 2004 is as follows:

	2005	2004

	(Amounts In Thousands)

Firm loan commitments and unused portion of lines of credit:
Home equity loans	$17,191	$12,705
Credit card participations	24,934	17,342
Commercial, real estate and home construction	86,301	71,676
Commercial lines	61,510	61,568
Outstanding letters of credit	12,374	12,693

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2005 and 2004 no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases. The minimum future rental commitments as of December 31, 2005 for all noncancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)

2006	$237
2007	227
2008	191
2009	193
2010	195
Thereafter	513

$1,556

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 15. Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended

	March	June	September	December	Year

2005:
Interest income	$17,092	$18,166	$19,084	$20,061	$74,403
Interest expense	6,371	7,260	8,008	8,724	$30,363

Net interest income	$10,721	$10,906	$11,076	$11,337	$44,040
Provision for loan losses	10	749	239	1,103	2,101
Other income	3,055	2,968	3,409	3,376	12,808
Other expense	7,717	8,050	8,501	8,593	32,861

Income before income taxes	$6,049	$5,075	$5,745	$5,017	21,886
Income taxes	1,906	1,518	1,776	1,484	6,684

Net income	$4,143	$3,557	$3,969	$3,533	$15,202

Basic earnings per share	$0.91	$0.78	$0.87	$0.78	$3.34
Diluted earnings per share	0.91	0.78	0.86	0.77	3.32

2004:
Interest income	$15,515	$15,971	$16,562	$17,276	$65,324
Interest expense	5,870	5,751	5,973	6,291	23,885

Net interest income	$9,645	$10,220	$10,589	$10,985	$41,439
Provision for loan losses	354	161	602	353	1,470
Other income	3,049	3,258	3,051	3,184	12,542
Other expense	7,478	7,756	7,795	8,936	31,965

Income before income taxes	$4,862	$5,561	$5,243	$4,880	$20,546
Income taxes	1,500	1,766	1,636	1,449	6,351

Net income	$3,362	$3,795	$3,607	$3,431	$14,195

Basic earnings per share	$0.74	$0.83	$0.80	$0.75	$3.12
Diluted earnings per share	0.74	0.83	0.79	0.75	3.11

PART  II

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At December 31, 2005 the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as required and within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2005.

The Company’s management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

KPMG LLP 2500 Ruan Center 666 Grand Avenue Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hills Bancorporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Hills Bancorporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hills Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hills Bancorporation maintained internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hills Bancorporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

Des Moines, Iowa
March 9, 2006

Item 9B. Other Information

Not applicable

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 20, 2006 for the Annual Meeting of Stockholders on April 17, 2006. Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer. A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

James G. Pratt Treasurer Hills Bancorporation 131 Main Street Hills, Iowa 52235

Item 11.   Executive Compensation

The information required by Item 11 of the Part III is presented under the item entitled “Executive Compensation and Benefits” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 17, 2006. Such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 17, 2006. Such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by Item 13 of Part III is presented under the item entitled “Loans to and Certain Other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 17, 2006. Such information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

Information required by this item is contained in the Registrant’s Proxy Statement dated March 20, 2006, under the heading “Independent Auditors – Audit and Other Fees,” which section is incorporated herein by this reference.

PART IV Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Form 10-K
(a)	1.	Financial Statements	Reference

		Independent registered public accounting firm’s report on the financial statements	55

		Consolidated balance sheets as of December 31, 2005 and 2004	56

		Consolidated statements of income for the years ended December 31, 2005, 2004, and 2003	57

		Consolidated statements of comprehensive income for the years ended December 31, 2005, 2004 and 2003	58

		Consolidated statements of stockholders’ equity for the years ended December 31, 2005, 2004 and 2003	59

		Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003	60-61

		Notes to financial statements	62-86

	2.	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

	3.1	Articles of Incorporation filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	3.2	By-Laws filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	10.1	Material Contract (Employee Stock Ownership Plan) filed as Exhibit 10(a) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.2	Material Contract (1993 Stock Incentive Plan) filed as Exhibit 10(b) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.3	Material Contract (1995 Deferred Compensation Plans) filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.4	Material Contract (2000 Stock Option and Incentive Plan) filed as Exhibit 10(d) in Form 10-K for the year ended December 31, 2001 is incorporated by reference.

	11	Statement regarding Computation of Basic and Diluted Earnings Per Share on Page 93.

	21	Subsidiary of the Registrant is Attached on Page 94.

	23	Consent of Independent Registered Public Accounting Firm is Attached on Page 95. KPMG LLP

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 96 - 97.

	32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 98.

(b)		Reports on Form 8-K:

The Registrant filed no reports on Form 8-K for the three months ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date: March 9, 2006	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: March 9, 2006	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date: March 9, 2006	By: /s/ Willis M. Bywater

Willis M. Bywater, Director

Date: March 9, 2006	By: /s/ Thomas J. Gill

Thomas J. Gill, Director

Date: March 9, 2006	By: /s/ Donald H. Gringer

Donald H. Gringer, Director

Date: March 9, 2006	By: /s/ Michael E. Hodge

Michael E. Hodge, Director

Date: March 9, 2006	By: /s/ James A. Nowak

James A. Nowak, Director

Date: March 9, 2006	By: /s/ Richard W. Oberman

Richard W. Oberman, Director

Date: March 9, 2006	By: /s/ Theodore H. Pacha

Theodore H. Pacha, Director

Date: March 9, 2006	By: /s/ Ann M. Rhodes

Ann M. Rhodes, Director

Date: March 9, 2006	By: /s/ Ronald E. Stutsman

Ronald E. Stutsman, Director

Date: March 9, 2006	By: /s/ Sheldon E. Yoder

Sheldon E. Yoder, Director

HILLS BANCORPORATION ANNUAL REPORT OF FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Exhibit Number	Description	Page Number In The Sequential Numbering System For 2005 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share	93 of 98

21	Subsidiary of the Registrant	94 of 98

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP	95 of 98

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	96-97 of 98

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	98 of 98

Page 92 of 98