Form 10-Q
period 2006-03-31
HILLS BANCORPORATION
filed 2006-05-09
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
☒ Yes ☐ No

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer _____ Accelerated Filer ☒ Non-accelerated filer _____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At April 30, 2006

Common Stock, no par value	4,559,350

HILLS BANCORPORATION Index to Form 10-Q

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Shares)

ASSETS	March 31, 2006 (Unaudited)	December 31, 2005*

Cash and due from banks	$28,333	$29,956
Federal funds sold	8,214	—

Total cash and cash equivalents	$36,547	$29,956
Investment securities:
Available for sale at fair value (amortized cost March 31, 2006 $198,736; December 31, 2005 $199,673)	195,159	196,786
Held to maturity at amortized cost (fair value March 31, 2006 $224; December 31, 2005 $225)	215	215
Stock of Federal Home Loan Bank	12,020	12,000
Loans held for sale	2,804	702
Loans, net	1,173,421	1,141,716
Property and equipment, net	22,069	22,265
Tax credit real estate	7,418	7,595
Accrued interest receivable	9,331	8,619
Deferred income taxes	7,422	6,819
Goodwill	2,500	2,500
Other assets	3,349	4,476

	$1,472,255	$1,433,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$143,360	$146,799
Interest-bearing deposits	932,131	889,615

Total deposits	$1,075,491	$1,036,414
Short-term borrowings	32,921	34,537
Federal Home Loan Bank borrowings	223,161	223,161
Accrued interest payable	2,328	2,313
Other liabilities	8,526	7,111

	$1,342,427	$1,303,536

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$21,128	$20,634

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued March 31, 2006 4,563,476 shares; December 31, 2005 4,563,637 shares	$—	$—
Paid in capital	11,985	11,970
Retained earnings	120,243	119,989
Accumulated other comprehensive income (loss)	(2,209)	(1,783)
Treasury stock at cost (March 31, 2006 4,126 shares; December 31, 2005 1,400 shares)	(191)	(63)

	$129,828	$130,113
Less maximum cash obligation related to ESOP shares	21,128	20,634

	$108,700	$109,479

	$1,472,255	$1,433,649

* Derived from audited financial statements.
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,

	2006	2005

Interest income:
Loans, including fees	$18,371	$15,184
Investment securities:
Taxable	1,140	1,229
Nontaxable	707	644
Federal funds sold	11	36

Total interest income	$20,229	$17,093

Interest expense:
Deposits	$5,958	$4,052
Short-term borrowings	417	79
FHLB borrowings	2,789	2,240

Total interest expense	$9,164	$6,371

Net interest income	$11,065	$10,722
Provision for loan losses	655	11

Net interest income after provision for loan losses	$10,410	$10,711

Other income:
Net gain on sale of loans	$154	$238
Trust fees	843	733
Service charges and fees	1,572	1,279
Rental revenue on tax credit real estate	212	197
Other noninterest income	674	608

	$3,455	$3,055

Other expenses:
Salaries and employee benefits	$4,477	$4,150
Occupancy	553	535
Furniture and equipment	789	835
Office supplies and postage	289	306
Advertising and business development	339	345
Outside services	1,163	1,066
Rental expenses on tax credit real estate	241	218
Other noninterest expense	271	262

	$8,122	$7,717

Income before income taxes	$5,743	$6,049
Federal and state income taxes	1,794	1,906

Net income	$3,949	$4,143

Earnings per share:
Basic	$0.87	$0.91
Diluted	0.86	0.91

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,

	2006	2005

Net income	$3,949	$4,143

Other comprehensive income (loss):
Unrealized holding losses arising during the period, net of income taxes, 2006 ($264); 2005 ($937)	(426)	(1,594)

Comprehensive income	$3,523	$2,549

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2005	$11,970	$119,989	$(1,783)	$(20,634)	$(63)	$109,479
Issuance of 536 shares of common stock	26	—	—	—	—	26
Forfeiture of 697 shares of common stock	(22)	—	—	—	—	(22)
Shared-based compensation	11	—	—	—	—	11
Change related to ESOP shares	—	—	—	(494)	—	(494)
Net income	—	3,949	—	—	—	3,949
Cash dividends ($.81 per share)	—	(3,695)	—	—	—	(3,695)
Purchase of 2,276 shares of common stock	—	—	—	—	(128)	(128)
Other comprehensive income (loss)	—	—	(426)	—	—	(426)

Balance, March 31, 2006	$11,985	$120,243	$(2,209)	$(21,128)	$(191)	$108,700

Balance, December 31, 2004	$11,364	$108,199	$576	$(16,336)	$—	$103,803
Change related to ESOP shares	—	—	—	(449)	—	(449)
Net income	—	4,143	—	—	—	4,143
Cash dividends ($.75 per share)	—	(3,413)	—	—	—	(3,413)
Other comprehensive income (loss)	—	—	(1,594)	—	—	(1,594)

Balance, March 31, 2005	$11,364	$108,929	$(1,018)	$(16,785)	$—	$102,490

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,

	2006	2005

Cash Flows from Operating Activities
Net income	$3,949	$4,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	585	510
Provision for loan losses	655	11
Share-based compensation	11	—
Compensation expensed through issuance of common stock	26	—
Provision for deferred income taxes	(339)	(67)
Increase in accrued interest receivable	(712)	(626)
Amortization of discount on investment securities, net	145	270
Decrease in other assets	1,127	717
Increase in accrued interest and other liabilities	1,429	1,763
Loans originated for sale	(18,193)	(24,561)
Proceeds on sales of loans	16,245	24,111
Net gain on sales of loans	(154)	(238)

Net cash provided by operating activities	$4,774	$6,033

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$7,160	$13,850
Purchases of investment securities available for sale	(6,387)	(15,873)
Loans made to customers, net of collections	(32,360)	(16,817)
Purchases of property and equipment	(389)	(753)
Investment in tax credit real estate, net	177	131

Net cash used in investing activities	$(31,799)	$(19,462)

Cash Flows from Financing Activities
Net increase in deposits	$39,077	$56,371
Net decrease in short-term borrowings	(1,616)	(17,924)
Forfeiture of common stock	(22)	—
Purchase of treasury stock	(128)	—
Dividends paid	(3,695)	(3,413)

Net cash provided by financing activities	$33,616	$35,034

(Continued)

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,

	2006	2005

Increase in cash and cash equivalents	$6,591	$21,605

Cash and due from banks:
Beginning of year	29,956	23,008

End of period	$36,547	$44,613

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$5,943	$4,041
Interest paid on other obligations	3,206	2,319
Income taxes paid (received)	357	(34)

Noncash financing activities:
Increase in maximum cash obligation related to
ESOP shares	$494	$449

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Basis of Presentation

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

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2005 filed with the Securities Exchange Commission on March 10, 2006.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended March 31,

	2006	2005

Common shares outstanding at the beginning of the period	4,562,237	4,549,656
Weighted average number of net shares redeemed	(1,261)	—

Weighted average shares outstanding (basic)	4,560,976	4,549,656
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	24,804	18,153

Weighted average number of shares (diluted)	4,585,780	4,567,809

Net income (In Thousands)	$3,949	$4,143

Earnings per share:
Basic	$0.87	$0.91

Diluted	$0.86	$0.91

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Note 3.	Recent Accounting Pronouncements

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R) which requires companies to recognize in compensation expense the grant-date fair value of stock awards issued to employees and directors. The Company adopted FAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of FAS 123R. As a result of applying FAS 123R, the Company recognized share-based compensation expense of $11,000 for the three months ended March 31, 2006 (see Note 4.)

In March 2004, the Emerging Issues Task Force (EITF) revisited EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application of Certain Investments. Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities’ fair market values would have to use more detailed criteria to evaluate whether to record a loss and would have to disclose additional information about unrealized losses. The FASB subsequently issued a staff position deferring the effective date of the measurement and recognition provisions of the revised EITF No. 03-1 until further implementation issues may be resolved. On November 3, 2005, the FASB issued a Staff Position (FSP) that addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005. Adoption of the new issuance could have a material impact on the Company’s financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception in APB 29 for recognizing nonmonetary exchanges of similar productive assets at fair value and replaces it with an exception for recognizing exchanges of nonmonetary assets at fair value that do not have commercial substance. This Statement is effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006. The adoption of this Statement will not have a significant effect on the Company’s financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The Company implemented the provisions of this statement as of January 1, 2006 and it did not have a significant effect on its financial statements.

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Note 4.	Employee Benefit Plans

The Company has a Stock Option and Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the plan, the aggregate number of options and shares granted cannot exceed 198,000 shares. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Directors may exercise options immediately and officers’ rights under the plan vest over a five-year period from the date of the grant. Prior to January 1, 2006, the Company accounted for the stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

On January 1, 2006, the Company adopted FAS 123R, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. The Company adopted FAS 123R using the modified prospective transition method. The Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated.

Information concerning the issuance of stock options is presented in the following table:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at March 31, 2006	62,619	26.69	5.59	1,671

Options exercisable at March 31, 2006	44,019	$25.27	4.52	1,112

The fair value of each option is estimated as of the date of grant using a Black-Scholes option pricing model. The expected lives of options granted incorporate historical employee exercise behavior. The risk-free rate for periods that coincide with the expected life of the options is based on the annual 10 year interest rate swap rate as published by the Federal Reserve Bank. Expected volatility is based on volatility levels of the Company’s peer’s common stock as the Company’s stock has limited trading activity. Expected dividend yield was based on a set dividend rate.

At March 31, 2006, 119,579 shares were available for issuance under the plan. No stock options were granted or exercised during the three months ended March 31, 2006.

As of March 31, 2006, there was 70,000 in unrecognized compensation cost for stock options granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.18 years.

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Note 4.	Employee Benefit Plans (continued)

The results for the first quarter of 2006 are not directly comparable to the same period in 2005. Prior to the adoption of FAS 123R, the Company applied the existing accounting rules under APB Opinion No. 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. If the fair value recognition provisions of FAS 123R had been applied to stock-based compensation for the three months ended March 31, 2005, the Company’s pro forma net income and earnings per share would have been as follows:

Three months ended March 31, 2005

Net income:
As reported	$4,143

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)

Pro forma	$4,122

Basic earnings per share:
As reported	$0.91

Pro forma	$0.91

Diluted earnings per share:
As reported	$0.91

Pro forma	$0.90

Note 5.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase 750,000 shares of its common stock from time to time through December 31, 2009. Pursuant to this authorization, the Company has purchased 4,126 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2006. Of these 4,126 shares, 2,726 shares were purchased during the quarter ended March 31, 2006, at an average price per share of $46.87.

Note 6.	Commitments and Contingencies

The Company’s subsidiary, Hills Bank and Trust (the “Bank”) is a party to financial instruments with off-balance–sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, credit card participations and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount of the amount recognized in the consolidated balance sheets.

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Note 6.	Commitments and Contingencies (continued)

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005

	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$17,188	$17,191
Credit card participations	26,820	24,934
Commercial, real estate and home construction	78,341	86,301
Commercial lines	84,229	61,510
Outstanding letters of credit	9,625	12,374

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

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

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

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

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

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

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of March 31, 2006 and December 31, 2005 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Cedar Rapids and Marion, Iowa. At March 31, 2006 the Bank has twelve full service locations.

Net income for the period ended March 31, 2006 was $3.95 million compared to $4.14 million for the first quarter of 2005, a decrease of 4.68%. The decrease in net income is due primarily to the increase the provision for loan losses of $644,000 that was offset by an increase in net interest income of $343,000. Return on average equity was 14.48% and return on average equity net of ESOP obligation was 12.15% for the three months ended March 31, 2006, compared to 16.07% and 13.84%, respectively, for the same period in 2005. Return on average assets was 1.09% in 2006 compared to 1.26% in 2005. Dividends of $.81 per share were paid in January 2006 to 1,499 shareholders. The 2006 dividend was an 8.0% increase over the prior year’s dividend of $.75.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The Bank’s net interest income is the largest component of revenue and it is a function of the average earnings assets and the net interest margin percentage. For the period ended March 31, 2006, the Bank achieved a net interest margin of 3.41% compared to 3.68% in 2005. The reduction in the margin was expected and the overall net interest income has increased due to the higher volume of earnings assets in the first quarter of 2006 compared to 2005.

Highlights noted on the balance sheet as of March 31, 2006 for the Company included the following:

•	Net loans are $1.173 billion.

•	Loan growth of $33.81 million and deposit growth of $39.08 million since December 31, 2005.

A detailed discussion of the financial position and results of operations follows this overview.

Financial Position

The asset growth of $38.6 million included a net loan increase of $33.8 million and an increase in federal funds sold of $8.2 million. Since December 31, 2005, the federal funds target rate has been raised by the Federal Reserve Open Market Committee twice by .25%, from 4.25% to 4.75%. The upward movement of the federal funds target rate started on June 30, 2004 when the rate was 1.00% and created opportunities for consumers to place funds with institutions offering higher interest rates. Interest rates on loans are generally affected by these increases since interest rates determined by the U.S. Treasury market rates normally increase when the Federal Reserve Board raises the federal funds target rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes for benchmarks in determining interest rates. Loans secured by real estate accounted for $23.1 million or 68% of the increase in loans. Increases in the interest rates may at some point significantly reduce loan demand and slow the economy, but at the current interest rate levels, demand for loans remains good. The overall economy in the Company’s principal market area, Johnson and Linn Counties, remains good with unemployment levels that remain low.

The tables below set forth the composition of the loan portfolio as of March 31, 2006 and December 31, 2005 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	March 31, 2006		December 31, 2005

	Amount	Percent	Amount	Percent

	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$43,320	3.64%	$43,730	3.78%
Commercial and financial	102,020	8.58	91,501	7.91
Real estate:
Construction	85,918	7.22	83,456	7.21
Mortgage	926,862	77.92	906,188	78.32
Loans to individuals	31,451	2.64	32,201	2.78

	$1,189,571	100.00%	$1,157,076	100.00%
Less allowance for loan losses	16,150		15,360

	$1,173,421		$1,141,716

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

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended March 31,

	2006	2005

	(Amounts In Thousands)

Balance, beginning	$15,360	$13,790
Provision charged to expenses	655	11
Recoveries	500	252
Loans charged off	(365)	(303)

Balance, ending	$16,150	$13,750

Non-performing loan information at March 31, 2006 and December 31, 2005, was as follows:

	March 31, 2006	December 31, 2005

	(Amounts in thousands)

Non-accrual loans	$1,226	$175

Accruing loans past due ninety days or more	3,063	1,910

Restructured loans	—	—

Non-performing loans (includes non-accrual loans)	15,808	16,602

Federal funds sold increased from zero at December 31, 2005 to $8.2 million at March 31, 2006. Deposit growth of $39.1 million exceeded the funds required for loan growth and some were invested on a temporary basis in federal funds sold. It is expected that some or all of the funds will be used to fund loan growth in the second quarter of 2006.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The estimated fair value of the investment securities held by the Company decreased by $1.6 million from March 31, 2005 to March 31, 2006. The market value of securities available for sale was $3.6 million less than the amortized cost of such securities as of March 31, 2006. This is a decline of $690,000 in market value since December 31, 2005. The carrying values of investment securities for March 31, 2006 and December 31, 2005 are summarized in the following table (dollars in thousands):

	March 31, 2006		December 31, 2005

	Amount	Percent	Amount	Percent

Securities available for sale

U.S. Government agencies
and corporations	$114,869	58.86%	$117,482	59.70%

State and political
subdivisions	80,290	41.14	79,304	40.30

Total securities
available for sale	$195,159	100.00%	$196,786	100.00%

Securities held to maturity,
State and political
subdivisions	$215	100.00%	$215	100.00%

Deposit growth was $39.1 million in the first quarter of 2006 and included a $37.5 million increase in public funds that are temporary deposits. This large increase due to public funds is consistent with the first quarter of 2005 when they increased $36.7 million. As a result of the deposit growth, federal funds purchased included in short-term borrowings at December 31, 2005 were reduced $6.8 million to zero and federal funds sold increased $8.2 million. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Dividends and Equity

In January 2006, Hills Bancorporation paid a dividend of $3,695,000 or $.81 per share, an 8.0% increase from the $.75 per share paid in January 2005. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2006 totaled $108.7 million. Under risk-based capital rules, the total amount of risk-based capital as of March 31, 2006, was 13.49% of risk-adjusted assets, and is substantially in excess of the required minimum of 8.00%. Risk-based capital was 13.84% and 13.80% as of March 31 and December 31, 2005, respectively.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Net Income Overview

Net income decreased $194,000 or 4.68% for the three months ended March 31, 2006 compared to the first quarter of 2005. Total net income was $3,949,000 in the 2006 quarter and $4,143,000 in the comparable 2005 quarter. The changes from the first quarter in 2005 were primarily the result of the following:

•	Net interest income increased $343,000.

•	The provision for loan losses increased by $644,000.

•	Other income increased by $400,000.

•	Other expenses increased $405,000.

•	Income taxes decreased $112,000.

For the three-month periods ended March 31, 2006 and 2005, basic earnings per share were $.87 and $.91, respectively. Diluted earnings per share were $.86 for the three months ended March 31, 2006 compared to $.91 for the same period in 2005.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is the interaction between changes in net interest margin and changes in average earning assets. Net interest income of $11.1 million for the first three months of 2006 was derived from the Company’s $1.366 billion of average earning assets and its net interest margin of 3.41%. Average earning assets in 2005 were $1.223 billion and the net interest margin was 3.68%. The margin compression was the result of the continued flattening of the yield curve and pricing pressure on short-term deposits. The reduction in the margin was expected and the overall net interest income has increased due to the higher volume of earnings assets in the first quarter of 2006 compared to 2005. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.31% would have resulted approximately in a $337,000 decrease in income before income taxes for the three-month period ended March 31, 2006. Similarly, an increase in the net interest margin of 10 basis points to 3.51% would have resulted approximately in a $337,000 increase in interest income before taxes. Despite the decline in the net interest margin, net interest income for the Company increased due to the additional volume of earning assets over the similar three-month period in 2005.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.192 billion at March 31, 2006. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans) and loans past due 90 days or more. The provision for loan losses was $655,000 in 2006 compared to $11,000 in 2005.

The amount of mortgage loans sold on the secondary market is the third factor that can cause fluctuations in net income. In the quarters ended March 31, 2006 and 2005, the net gain on sale of loans was $154,000 and $238,000, respectively. The sale of loans is influenced by the real estate market and interest rates. The decrease in the gain on sale of loans was expected because many customers had taken advantage of lower interest rates in the prior three years to refinance loans.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first three months of 2006 was 3.41% compared to 3.68% in 2005 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between years and the effect on the net interest income on a tax equivalent basis for the three months ended in 2006 compared to 2005 are shown in the following table:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:

Loans, net	$153,754	0.30%	$2,340	$846	$3,186
Taxable securitities	(12,858)	0.05	(107)	17	(90)
Nontaxable securities	5,414	0.13	72	25	97
Federal funds sold	(4,087)	1.31	(28)	4	(24)

	$142,223		$2,277	$892	$3,169

Interest expense:
Interest-bearing demand deposits	$(5,106)	0.23	$7	$(79)	$(72)
Savings deposits	(1,630)	0.71	28	(491)	(463)
Time deposits	58,179	0.78	(426)	(945)	(1,371)
Short-term borrowings	21,519	2.34	(87)	(252)	(339)
FHLB borrowings	55,618	(0.35)	(744)	196	(548)

	$128,580		$(1,222)	$(1,571)	$(2,793)

Change in net interest income			$1,055	$(679)	$376

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2006	2005

Yield on average interest-earning assets	6.12%	5.78%
Rate on average interest-bearing liabilities	3.17	2.48

Net interest spread	2.95%	3.30%
Effect of noninterest-bearing funds	0.46	0.38

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.41%	3.68%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses was $655,000 in 2006 compared to $11,000 in 2005. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans) and loans past due ninety days or more. The provision for loan losses increased in the first quarter of 2006 as a result of the growth in the overall loan portfolio and an increase in watch and problem loans of approximately $750,000 for the quarter. In contrast, in the quarter ended March 31, 2005, the watch and problem loans decreased by $50,000. The large increase in 2006 is attributable to two factors. One factor was management’s determination that there had been a deterioration in the quality of two commercial loans in the first quarter of 2006. The other factor was the overall growth of net loans of $33.8 million compared to a smaller increase of $17.5 million in the first quarter of 2005. The methodology used in 2006 is consistent with 2005. The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the quarters ended March 31, 2006 and 2005, recoveries were $500,000 and $252,000, respectively; and charge-offs were $365,000 in 2006 and $303,000 in 2005.

The allowance for loan losses totaled $16,150,000 at March 31, 2006 compared to $15,360,000 at December 31, 2005. The allowance represented 1.35% and 1.33% of outstanding loans at March 31, 2006 and December 31, 2005, respectively. The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in net loans outstanding.

Net Gain on Sale of Loans

Net gain on sale of loans for the three months ended March 31, 2006 was $154,000 compared to $238,000 for the comparable period ended March 31, 2005. The number of loans sold in 2005 was approximately 79% of the volume in 2005. The decrease in the volume of loans was expected because many consumers had taken advantage of lower interest rates in the prior three years to refinance loans.

Other Income

Service fees on deposit accounts increased $293,000 in 2006 of which $246,000 was primarily the result of new fee income strategies implemented in September 2005. Debit card interchange fees increased during the same period by $71,000 due to volume of activity. Trust fees were up $110,000 as of March 31, 2006 compared to 2005 and are the result of assets under management increasing from $690.6 million to $800.0 million at March 31, 2006.

Other Expenses

Other expenses increased $405,000 in 2006 to $8,122,000 from the same period in 2005. This increase of 5.25% included $327,000 in salaries and benefits. Direct salary expense was up $215,000 due to additional employees in 2006 compared to 2005 and annual salary adjustments. Medical expense for employees’ health insurance increased $38,000 due to premium increases of 12%. Outside services increased $97,000 and the change is attributed primarily to debit card processing charges of $20,000 due to the increased volume of activity and the loss on sale of other real estate owned of $41,000.

Income Taxes

Federal and state income tax expenses were $1,794,000 and $1,906,000 for the three months ended March 31, 2006 and 2005, respectively. Income taxes as a percentage of income before taxes were 31.24% in 2006 and 31.51% in 2005. The amount of tax credits in 2006 was $140,000, compared to $169,000 in 2004.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 13.81% of the Company’s total assets at March 31, 2006, compared to 13.73% at December 31, 2005.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of March 31, 2006, the Company had borrowed $223.2 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. The amount of advances from the FHLB of Des Moines is unchanged from December 31, 2005. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $183.5 million at March 31, 2006.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $116.4 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2006.

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

The Company’s primary market risk exposure is to changes in interest rates. The Company’s asset/liability management, or its management of interest rate risk, is focused primarily on evaluating and managing net interest income given various risk criteria. Factors beyond the Company’s control, such as market interest rates and competition, may also have an impact on the Company’s interest income and interest expense. In the absence of other factors, the Company’s overall yield on interest-earning assets will increase, as will its cost of funds on its interest-bearing liabilities when market interest rates increase over an extended period. Conversely, the Company’s yields and cost of funds will decrease when market rates decline. The Company is able to manage these swings to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods.

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

In order to minimize the potential effects of adverse material and prolonged increases or decreases in market interest rates on the Company’s operations, management has implemented an asset/liability program designed to mitigate the Company’s interest rate sensitivity. The program emphasizes the origination of adjustable rate loans, which are held in the portfolio, the investment of excess cash in short or intermediate term interest-earning assets, and the solicitation of savings or transaction deposit accounts, which are less sensitive to changes in interest rates and can be re-priced rapidly.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to affect materially, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

January 1 to January 31	1,046	$46.50	2,446	747,554
February 1 to February 28	1,680	47.10	4,126	745,874
March 1 to March 31	—	NA	4,126	745,874
Total	2,726	$46.87	4,126	745,874

(1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization will expire on December 31, 2009. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

Item 5.	Other Information

None

Item 6.	Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: May 9, 2006	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: May 9, 2006	By: /s/ James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION QUARTERLY REPORT OF FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2006 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	28 - 29 of 30

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	30 of 30

Page 27 of 30