Form 10-Q
period 2006-06-30
HILLS BANCORPORATION
filed 2006-08-08
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At July 31, 2006

Common Stock, no par value	4,559,883

HILLS BANCORPORATION Index to Form 10-Q Part I FINANCIAL INFORMATION

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Shares)

ASSETS	June 30, 2006 (Unaudited)	December 31, 2005

Cash and cash equivalents	$27,143	$29,956
Investment securities:
Available for sale at fair value (amortized cost June 30, 2006 $193,603; December 31, 2005 $199,673)	188,679	196,786
Held to maturity at amortized cost (fair value June 30, 2006 $176; December 31, 2005 $225)	170	215
Stock of Federal Home Loan Bank	12,397	12,000
Loans held for sale	8,093	702
Loans, net	1,221,424	1,141,716
Property and equipment, net	22,153	22,265
Tax credit real estate	7,316	7,595
Accrued interest receivable	9,422	8,619
Deferred income taxes	8,437	6,819
Goodwill	2,500	2,500
Other assets	3,729	4,476

	$1,511,463	$1,433,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$142,432	$146,799
Interest-bearing deposits	930,428	889,615

Total deposits	$1,072,860	$1,036,414
Short-term borrowings	67,787	34,537
Federal Home Loan Bank borrowings	228,161	223,161
Accrued interest payable	2,542	2,313
Other liabilities	7,282	7,111

	$1,378,632	$1,303,536

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$20,058	$20,634

STOCKHOLDERS’ EQUITY

Capital stock, no par value; authorized 10,000,000 shares; issued June 30, 2006 4,565,260 shares; December 31, 2005 4,563,637 shares	$—	$—
Paid in capital	12,090	11,970
Retained earnings	124,033	119,989
Accumulated other comprehensive income (loss)	(3,041)	(1,783)
Treasury stock at cost (June 30, 2006 5,377 shares; December 31, 2005 1,400 shares)	(251)	(63)

	$132,831	$130,113
Less maximum cash obligation related to ESOP shares	20,058	20,634

	$112,773	$109,479

	$1,511,463	$1,433,649

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest income:
Loans, including fees	$19,709	$16,209	$38,080	$31,393
Investment securities:
Taxable	1,150	1,230	2,290	2,459
Nontaxable	715	659	1,422	1,303
Federal funds sold	20	67	31	103

Total interest income	$21,594	$18,165	$41,823	$35,258

Interest expense:
Deposits	$6,580	$4,672	$12,538	$8,724
Short-term borrowings	783	228	1,200	307
FHLB borrowings	2,814	2,360	5,603	4,600

Total interest expense	$10,177	$7,260	$19,341	$13,631

Net interest income	$11,417	$10,905	$22,482	$21,627
Provision for loan losses	1,054	748	1,709	759

Net interest income after provision for loan losses	$10,363	$10,157	$20,773	$20,868

Other income:
Net gain on sale of loans	$227	$306	$381	$544
Net losses on sale of investment securities	—	(234)	—	(234)
Trust fees	870	726	1,713	1,459
Service charges and fees	1,761	1,405	3,333	2,684
Rental revenue on tax credit real estate	190	191	402	388
Other noninterest income	724	574	1,398	1,182

	$3,772	$2,968	$7,227	$6,023

Other expenses:
Salaries and employee benefits	$4,625	$4,196	$9,102	$8,346
Occupancy	543	526	1,096	1,061
Furniture and equipment	824	850	1,613	1,685
Office supplies and postage	359	344	648	650
Advertising and business development	520	448	859	793
Outside services	1,249	1,185	2,412	2,251
Rental expenses on tax credit real estate	224	224	465	442
Other noninterest expense	330	277	601	539

	$8,674	$8,050	$16,796	$15,767

Income before income taxes	$5,461	$5,075	$11,204	$11,124
Federal and state income taxes	1,671	1,518	3,465	3,424

Net income	$3,790	$3,557	$7,739	$7,700

Earnings per share:
Basic	$0.83	$0.78	$1.70	$1.69
Diluted	0.83	0.78	1.69	1.69

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income	$3,790	$3,557	$7,739	$7,700

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period,	$(1,347)	$1,442	$(2,037)	$(1,089)
Income tax effect of unrealized gains (losses)	515	(530)	779	407

	$(832)	$912	$(1,258)	$(682)

Less: reclassification adjustment for losses included in net income, net of income taxes	—	144	—	144

Other comprehensive income (loss)	(832)	1,056	(1,258)	(538)

Comprehensive income	$2,958	$4,613	$6,481	$7,162

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31,2005	$11,970	$119,989	$(1,783)	$(20,634)	$(63)	$109,479
Issuance of 2,803 shares of common stock	134	—	—	—	—	134
Forfeiture of 1,180 shares of common stock	(42)	—	—	—	—	(42)
Shared-based compensation	28	—	—	—	—	28
Change related to ESOP shares	—	—	—	576	—	576
Net income	—	7,739	—	—	—	7,739
Cash dividends ($.81 per share)	—	(3,695)	—	—	—	(3,695)
Purchase of 3,977 shares of common stock	—	—	—	—	(188)	(188)
Other comprehensive income (loss)	—	—	(1,258)	—	—	(1,258)

Balance, June 30, 2006	$12,090	$124,033	$(3,041)	$(20,058)	$(251)	$112,773

Balance, December 31,2004	$11,364	$108,199	$576	$(16,336)	$—	$103,803
Issuance of 3,517 shares of common stock	134	—	—	—	—	134
Change related to ESOP shares	—	—	—	(1,064)	—	(1,064)
Net income	—	7,700	—	—	—	7,700
Cash dividends ($.75 per share)	—	(3,413)	—	—	—	(3,413)
Other comprehensive income (loss)	—	—	(538)	—	—	(538)

Balance, June 30, 2005	$11,498	$112,486	$38	$(17,400)	$—	$106,622

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,

	2006	2005

Cash Flows from Operating Activities
Net income	$7,739	$7,700
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,170	1,255
Provision for loan losses	1,709	759
Net losses on sale of investment securities	—	234
Share-based compensation	28	—
Compensation expensed through issuance of common stock	134	134
Provision for deferred income taxes	(839)	(247)
Decrease in accrued interest receivable	(803)	(748)
Amortization of discount on investment securities, net	287	495
Decrease in other assets	747	12
Increase in accrued interest and other liabilities	400	859
Loans originated for sale	(49,706)	(54,267)
Proceeds on sales of loans	42,696	54,663
Net gain on sales of loans	(381)	(544)

Net cash and cash equivalents provided by operating activities	$3,181	$10,305

Cash Flows from Investing Activities Proceeds from maturities of investment securities:
Available for sale	$15,460	$29,075
Held to maturity	45	4,310
Proceeds from sales of investment securities available for sale	—	10,465
Purchases of investment securities available for sale	(10,074)	(42,387)
Loans made to customers, net of collections	(81,417)	(61,633)
Purchases of property and equipment	(1,058)	(1,498)
Investment in tax credit real estate, net	279	190

Net cash used in investing activities	$(76,765)	$(61,478)

Cash Flows from Financing Activities
Net increase in deposits	$36,446	$44,408
Net increase (decrease) in short-term borrowings	33,250	(12,375)
Borrowings from FHLB	15,000	40,000
Payments on FHLB borrowings	(10,000)	—
Forfeiture of common stock	(42)	—
Purchase of treasury stock	(188)	—
Dividends paid	(3,695)	(3,413)

Net cash provided by financing activities	$70,771	$68,620

(Continued)

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,

	2006	2005

Increase (decrease) in cash and cash equivalents	$(2,813)	$17,447

Cash and cash equivalents:
Beginning of year	29,956	23,008

End of period	$27,143	$40,455

Supplemental Disclosures Cash payments for:
Interest paid to depositors	$12,309	$8,519
Interest paid on other obligations	6,803	4,907
Income taxes paid	4,336	3,104

Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$(576)	$1,064

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Basis of Presentation

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

Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2005 filed with the Securities Exchange Commission on March 10, 2006.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Common shares outstanding at the beginning of the period	4,559,350	4,549,656	4,562,237	4,549,656
Weighted average number of net shares issued (redeemed)	73	2,199	(1,928)	1,257

Weighted average shares outstanding (basic)	4,559,423	4,551,855	4,560,309	4,550,913
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	27,373	18,521	27,493	18,888

Weighted average number of shares (diluted)	4,586,796	4,570,376	4,587,802	4,569,801

Net income (In Thousands)	$3,790	$3,557	$7,739	$7,700

Earnings per share:
Basic	$0.83	$0.78	$1.70	$1.69

Diluted	$0.83	$0.78	$1.69	$1.69

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.          Recent Accounting Pronouncements

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R) which requires companies to recognize in compensation expense the grant-date fair value of stock awards issued to employees and directors. The Company adopted FAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of FAS 123R. As a result of applying FAS 123R, the Company recognized share-based compensation expense of $28,400 for the six months ended June 30, 2006 (see Note 4.)

As of January 1, 2006, the Company has elected to use the guidance issued by the FASB in Position FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP FAS 123R-3”). FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements of FAS 123R. FAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting FAS 123R, termed the Additional Paid in Capital Pool (“APIC Pool”), assuming the company had been following the recognition provisions prescribed by FAS 123. The adoption of the FSP does not have an impact on the Company’s overall results of operations.

In March 2004, the Emerging Issues Task Force (EITF) revisited EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application of Certain Investments. Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities’ fair market values would have to use more detailed criteria to evaluate whether to record a loss and would have to disclose additional information about unrealized losses. The FASB subsequently issued a staff position deferring the effective date of the measurement and recognition provisions of the revised EITF No. 03-1 until further implementation issues may be resolved. On November 3, 2005, the FASB issued a Staff Position (FSP) that addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005. Adoption of the new issuance did not have a material impact on the Company’s financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception in APB 29 for recognizing nonmonetary exchanges of similar productive assets at fair value and replaces it with an exception for recognizing exchanges of nonmonetary assets at fair value that do not have commercial substance. This Statement is effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006. The adoption of this Statement did not have a significant effect on the Company’s financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007. The adoption of the Interpretation will not have a significant effect on the Company’s financial statements.

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

On January 1, 2006, the Company adopted FAS 123R, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. The Company adopted FAS 123R using the modified prospective transition method. The Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated.

Information concerning the issuance of stock options is presented in the following table:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at June 30, 2006	62,619	$ 26.69	5.34	1,671

Options exercisable at June 30, 2006	44,019	25.27	4.78	1,112

The fair value of each option is estimated as of the date of grant using a Black-Scholes option pricing model. The expected lives of options granted incorporate historical employee exercise behavior. The risk-free rate for periods that coincide with the expected life of the options is based on the annual 10 year interest rate swap rate as published by the Federal Reserve Bank. Expected volatility is based on volatility levels of the Company’s peer’s common stock as the Company’s stock has limited trading activity. Expected dividend yield was based on historical dividend rates.

At June 30, 2006, 117,956 shares were available for issuance under the plan. No stock options were granted or exercised during the six months ended June 30, 2006.

As of June 30, 2006, there was $52,600 in unrecognized compensation cost for stock options granted under the plan. As of March 31, 2006, there was $70,000. This cost is expected to be recognized over a weighted-average period of 0.93 years.

The results for the first two quarters of 2006 are not directly comparable to the same period in 2005. Prior to the adoption of FAS 123R, the Company applied the existing accounting rules under APB Opinion No. 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. If the fair value recognition provisions of FAS 123R had been applied to stock-based compensation for the three and six months ended June 30, 2005, the Company’s pro forma net income and earnings per share would have been as follows:

HILLS BANCORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited) Note 4. Employee Benefit Plans (continued)

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net income:
As reported	$3,557	$7,700

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(42)

Pro forma	$3,536	$7,658

Basic earnings per share:
As reported	$0.78	$1.69

Pro forma	$0.78	$1.68

Diluted earnings per share:
As reported	$0.78	$1.69

Pro forma	$0.77	$1.68

Note 5.           Stock Repurchase Program

In July of 2005, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase 750,000 shares of its common stock from time to time through December 31, 2009. Pursuant to this authorization, the Company has purchased 5,377 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2006. Of these 5,377 shares, 1,251 shares were purchased during the quarter ended June 30, 2006, at an average price per share of $47.64.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005

	(Amounts In Thousands)

Firm loan commitments and unused portion of lines of credit:
Home equity loans	$17,043	$17,191
Credit card participations	27,127	24,934
Commercial, real estate and home construction	90,547	86,301
Commercial lines	90,146	61,510
Outstanding letters of credit	10,172	12,374

HILLS BANCORPORATION

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of June 30, 2006 and December 31, 2005 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Overview

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Cedar Rapids and Marion, Iowa. At June 30, 2006, the Bank has twelve full service locations.

The Bank has plans to open its second location in Washington County. The office will be located at 710 West 3rd Street in Wellman, Iowa and will be the thirteenth office of Hills Bank. Subject to bank regulatory approval, the Bank intends to remodel and expand the location, and intends to open this office in September of 2006.

Net income for the six-month period ended June 30, 2006 was $7.74 million compared to $7.70 million for the same six months of 2005. Basic earnings per share increased to $1.70 for the six months ended June 30, 2006 compared to $1.69 for the same period in 2005. Diluted earnings per share was $1.69 for the six-month period in both 2005 and 2006. Return on average equity was 14.07% and return on average equity net of ESOP obligation was 11.88% for the six months ended June 30, 2006, compared to 14.87% and 12.79%, respectively, for the same period in 2005. Return on average assets was 1.06% in 2006 compared to 1.17% in 2005. Dividends of $.81 per share were paid in January 2006 to 1,499 shareholders. The 2006 dividend was an 8.0% increase over the prior year’s dividend of $.75 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage. The Bank achieved a net interest margin of 3.39% compared to 3.62% in 2005. The reduction in the margin percentage was expected because of recent changes in interest rates. Despite this reduction in net interest margin, net interest income has increased due to the higher volume of earnings assets as of June 30, 2006 compared to the same period in 2005.

Highlights noted on the balance sheet as of June 30, 2006 for the Company included the following:

•	Total assets are over $1.5 billion, at $1.511 billion.

•	Net loans are $1.221 billion.

•	Loan growth of $87.1 million since December 31, 2005.

•	Deposit growth of $36.4 million since December 31, 2005.

•	Short-term borrowings increased $33.3 million since December 31, 2005.

A detailed discussion of the financial condition and results of operations follows this overview.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Financial Condition

The asset growth for the six months ended June 30, 2006 of $77.8 million included a net loan increase of $79.7 million. Since December 31, 2005, the federal funds target rate has been raised by the Federal Reserve Open Market Committee from 4.25% to 5.25% with four increases of .25% each or a total of 1.00%. The upward movement of the federal funds target rate started on June 30, 2004 when the rate was 1.00% and has increased 17 times through June 30, 2006. Interest rates on loans are generally affected by these increases since interest rates for the U.S. Treasury market normally increase when the Federal Reserve Board raises the federal funds target rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. Loans secured by real estate accounted for $64.14 million or 73.64% of the increase in loans. Commercial loans increased $21.1 million to $112.6 million as of June 30, 2006, an increase of 23.11% since December 31, 2005. Increases in interest rates may at some point affect the loan demand and the economy, but at the current interest rate levels, demand for loans remains good. The overall economy in the Company’s principal place of business, Johnson and Linn Counties, remains good with unemployment levels that remain low.

The tables below set forth the composition of the loan portfolio as of June 30, 2006 and December 31, 2005 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	June 30, 2006		December 31, 2005

	Amount	Percent	Amount	Percent

	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$39,712	3.21%	$43,730	3.78%
Commercial and financial	112,645	9.10	91,501	7.91
Real estate:
Construction	92,453	7.46	83,456	7.21
Mortgage	961,333	77.62	906,188	78.32
Loans to individuals	32,381	2.61	32,201	2.78

	$1,238,524	100.00%	$1,157,076	100.00%

Less allowance for loan losses	17,100		15,360

	$1,221,424		$1,141,716

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

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning	$16,150	$13,750	$15,360	$13,790
Provision charged to expense	1,054	748	1,709	759
Recoveries	281	332	781	584
Loans charged off	(385)	(460)	(750)	(763)

Balance, ending	$17,100	$14,370	$17,100	$14,370

Non-performing loan information at June 30, 2006 and December 31, 2005, was as follows:

	June 30, 2006	December 31, 2005

	(Amounts in thousands)

Non-accrual loans	$845	$175

Accruing loans past due ninety days or more	3,118	1,910

Restructured loans	—	—

Non-performing loans (includes non-accrual loans)	16,854	16,602

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

The estimated fair value of the investment securities held by the Company decreased by $7.76 million from December 31, 2005 to June 30, 2006. Approximately $5.4 million of the decrease is due to the maturity of various U.S. Government agency securities in the past six month period which have not been replaced. In addition, the market value of securities available for sale has declined $2.0 million since December 31, 2005. The carrying values of investment securities for June 30, 2006 and December 31, 2005 are summarized in the following table (dollars in thousands):

	June 30, 2006		December 31, 2005

	Amount	Percent	Amount	Percent

Securities available for sale

U.S. Government agencies and corporations	$110,350	58.49%	$117,482	59.70%

State and political subdivisions	78,329	41.51	79,304	40.30

Total securities available for sale	$188,679	100.00%	$196,786	100.00%

Securities held to maturity
State and political subdivisions	$170	100.00%	$215	100.00%

Deposit growth was $36.4 million in the first six months of 2006. Repurchase agreements increased $12.5 million in the same period. These increases included $36.4 million of municipal deposits and $8.6 million of retail deposits. Short-term borrowings at December 31, 2005 included federal funds purchased that increased $20.7 million to $27.6 million as of June 30, 2006. The borrowings from the Federal Home Loan Bank (FHLB) were decreased by $10 million with the maturity in June 2006 of an advance with the interest rate of 4.09%. The Company borrowed an additional $15 million in June 2006 at a rate of 4.69% for ten years that is callable in one year. There were no federal funds sold as of June 30, 2006 or December 31, 2006. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Dividends and Equity

In January 2006, Hills Bancorporation paid a dividend of $3,695,000 or $.81 per share, an 8.0% increase from the $.75 per share paid in January 2005. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2006 totaled $112.8 million. Under risk-based capital rules, the total amount of risk based capital of the Company as of June 30, 2006, was 13.38% of risk-adjusted assets, and is substantially in excess of the required minimum of 8.00%. Risk-based capital was 13.73% as of June 30, 2005 and 13.80% as of December 31, 2005, respectively. As of June 30, 2006, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2006 and 2005.

Net Income Overview

Net income increased $39,000 for the six months ended June 30, 2006 compared to the first six months of 2005. Total net income was $7,739,000 in 2006 and $7,700,000 in the comparable period in 2005. The changes in net income in 2006 from the first six months of 2005 are as follows and are discussed in detail in the following review of operations:

•	Net interest income increased by $855,000.

•	The provision for loan losses increased by $950,000.

•	Other income increased by $1,204,000.

•	Other expenses increased by $1,029,000.

•	Income taxes increased by $41,000.

For the six-month periods ended June 30, 2006 and 2005, basic earnings per share were $1.70 and $1.69, respectively. Diluted earnings per share was $1.69 for both periods.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $22.5 million for the first six months of 2006 was derived from the Company’s $1.391 billion of average earning assets and its net interest margin of 3.39%. Average earning assets in the six months ending June 30, 2005 were $1.247 billion and the net interest margin was 3.63%. The margin compression was the result of the continued flattening of the yield curve and pricing pressure on short-term deposits. The reduction in the margin was expected and the overall net interest income has increased due to the higher volume of earning assets in 2006 compared to 2005. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.29% would have resulted approximately in a $690,000 decrease in income before income taxes in the six month period ending June 30, 2006. Similarly, an increase in the net interest margin of 10 basis points to 3.49% would have resulted in approximately a $690,000 increase in net interest income before taxes.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.221 billion at June 30, 2006. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which include non-accrual loans) and loans past due 90 days or more. The provision for loan losses was $1,709,000 in 2006 compared to $759,000 in 2005. The increase in the provision for loan losses is the result of growth in the overall loan portfolio and an increase in problem and watch loans of $3.6 million.

The amount of mortgage loans sold on the secondary market is the third factor that can cause fluctuations in net income. In the six months ended June 30, 2006 and 2005, the net gain on sale of loans was $381,000 and $544,000, respectively. The sale of loans is influenced by the real estate market and interest rates. The decrease in the gain on sale of loans was expected because many customers had taken advantage of lower interest rates in the prior three years to refinance loans.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2006 and 2005 (continued).

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first six months of 2006 was 3.39% compared to 3.63% in 2005 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2006 compared to the comparable period in 2005 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate
			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$157,221	0.32%	$4,842	$1,845	$6,687
Taxable securities	(13,689)	0.10	(229)	60	(169)
Nontaxable securities	5,323	0.10	142	41	183
Federal funds sold	(5,606)	1.21	(81)	9	(72)

	$143,249		$4,674	$1,955	$6,629

Interest expense:
Interest-bearing demand deposits	$(4,655)	0.27	$14	$(191)	$(177)
Savings deposits	8,119	0.63	25	(926)	(901)
Time deposits	48,945	0.81	(734)	(2,002)	(2,736)
Short-term borrowings	28,056	2.08	(320)	(573)	(893)
FHLB borrowings	50,063	(0.29)	(1,332)	329	(1,003)

	$130,528		$(2,347)	$(3,363)	$(5,710)

Change in net interest income			$2,327	$(1,408)	$919

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2006	2005

Yield on average interest-earning assets	6.18%	5.82%
Rate on average interest-bearing liabilities	3.27	2.58

Net interest spread	2.91%	3.24%
Effect of noninterest-bearing funds	0.48	0.39

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.39%	3.63%

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2006 and 2005 (continued).

Provision for Loan Losses

The provision for loan losses was $1,709,000 in 2006 compared to $759,000 in 2005, an increase of $950,000. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which include non-accrual loans) and loans past due ninety days or more.

The provision for loan losses increased in the first six months of 2006 as a result of the growth in the overall loan portfolio and an increase in problem and watch loans of $3.6 million. In contrast, in the six months ended June 30, 2005, the watch and problem loans decreased by $10.0 million. While loan growth was substantial in both periods, $79.7 million in 2006 and $61.0 million in 2005, the provision expense was mitigated in 2005 by the improvement in the quality of the loan portfolio. In the first six months of 2006, management determined that there had been a deterioration in the quality of two commercial loans which increased the provision expense by $490,000.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the six months ended June 30, 2006 and 2005, recoveries were $781,000 and $584,000, respectively; and charge-offs were $750,000 in 2006 and $763,000 in 2005. The allowance for loan losses totaled $17,100,000 at June 30, 2006 compared to $15,360,000 at December 31, 2005. The allowance represented 1.37% and 1.33% of outstanding loans at June 30, 2006 and December 31, 2005, respectively. The methodology used in 2006 is consistent with 2005.

Net Gain on Sale of Loans

Net gain on sale of loans for the six months ended June 30, 2006 was $381,000 compared to $544,000 for the comparable period ended June 30, 2005. The number of loans sold in 2006 was approximately 89% of the volume in 2005. The decrease in the volume of loans sold was expected because many consumers had taken advantage of lower interest rates in the prior three years.

Other Income

Other income, other than the net gain on sale of loans discussed above, increased by $1,367,000 for the six months ended June 30, 2006. Investment securities losses of $234,000 were recorded in 2005; there were no security sales recorded in 2006. Trust fees increased $254,000 in 2006 as a result of assets under management increasing from $708.6 million as of June 30, 2005 to $798.6 million as of June 30, 2006. Service charges and fees were up $649,000 from 2005 to 2006. $541,000 of this increase was the result of new fee income strategies implemented in September 2005. Debit card and POS pin interchange fees increased during the same period by $152,000 due to volume of activity. Other noninterest income increased $216,000 as of June 30, 2006 compared to 2005. Included in this increase is a one-time $79,000 sales tax refund received in the second quarter of 2006 and a $53,000 rebate received in May 2006 related to the Bank’s participation in a credit card program.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2006 and 2005 (continued).

Other Expenses

Other expenses increased $1,029,000 in 2006 to $16,796,000 from the same period in 2005. This increase of 6.53% included $756,000 in salaries and benefits. Direct salary expense was up $488,000, or 7.80%, due to annual pay adjustments and the addition of seven employees in 2006 as compared to 2005. Medical expense for employees’ health insurance increased $76,000 due to a premium increase of 12% for 2006. Advertising and business development expenses increased $66,000 as of June 30, 2006 compared to the same period in 2005. The increases are primarily the result of office promotions for the retail areas of the Bank.

Outside services increased $161,000 from 2005 to $2.4 million in 2006. Outside services include professional fees, courier services and ATM fees and processing charges for the merchant credit card program, retail credit cards and other data processing services. The credit card, merchants’ card and debit card processing charges increased $47,000 due to the increase in the volume of activity. Fees to an outside consultant were up $30,000 in 2006 as the result of the sales tax audit that resulted in the $79,000 sales tax refund discussed above and expanded information security testing.

Income Taxes

Federal and state income tax expenses were $3,465,000 and $3,424,000 for the six months ended June 30, 2006 and 2005, respectively. Income taxes as a percentage of income before taxes were 30.93% in 2006 and 30.78% in 2005. The amount of tax credits in 2006 was $280,000 compared to $338,000 in 2005, as a result of one tax credit property ending its ten-year term for the credits.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2006 and 2005.

Net Income

Net income increased to $3,790,000 for the three months ended June 30, 2006 from $3,557,000 for the same period in 2005, an increase of 6.55%. Earnings per share, both basic and diluted, increased for the three months ended June 30, 2006 compared to the same period in 2005. For the three-month period ended June 30, 2006, basic and diluted earnings per share were $0.83. For the three months ended June 30, 2005, basic and diluted earnings per share were $0.78. Return on average equity was 13.64% and return on average equity net of ESOP obligation was 11.50% for the three months ended June 30, 2006, compared to 13.59% and 11.68%, respectively, for the same period in 2005. Return on average assets was 1.02% in 2006 compared to 1.06% in 2005.

Net Interest Income

Net interest income increased for the three month period ended June 30, 2006 by $512,000 from the similar period in 2005. The net interest margin in 2006 was 3.37% compared to 3.57% in 2005. The decrease is primarily due to an increase in rates on core deposit accounts, including insured money market accounts and short-term certificates of deposits. These rates were increased due to the upward movement of the federal fund rates. Rates paid on repurchase agreements and federal funds borrowed also increased. The increase in the volume of interest earning assets accounted for a significant portion of the net interest income improvement. Net interest income changes on a tax-equivalent basis for the three months ended June 30, 2006 and 2005 are as follows:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$160,927	0.33%	$2,506	$994	$3,500
Taxable securities	(14,829)	0.15	(123)	43	(80)
Nontaxable securities	5,237	0.09	70	16	86
Federal funds sold	(7,103)	1.14	(54)	7	(47)

	$144,232		$2,399	$1,060	$3,459

Interest expense:
Interest-bearing demand deposits	$(4,464)	0.29	$7	$(113)	$(106)
Savings deposits	17,813	0.55	(13)	(425)	(438)
Time deposits	39,851	0.84	(306)	(1,058)	(1,364)
Short-term borrowings	34,660	1.89	(233)	(322)	(555)
FHLB borrowings	44,566	(0.24)	(590)	136	(454)

	$132,426		$(1,135)	$(1,782)	$(2,917)

Change in net interest income			$1,264	$(722)	$542

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2006 and 2005.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2006	2005

Yield on average interest-earning assets	6.24%	5.85%
Rate on average interest-bearing liabilities	3.36	2.69

Net interest spread	2.88%	3.16%
Effect of noninterest-bearing funds	0.49	0.41

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.37%	3.57%

Provision for Loan Losses

The provision for loan losses was $1,054,000 for the quarter ended June 30, 2006 compared to $748,000 for the comparable quarter in 2005, an increase of $306,000. As discussed in connection with the results of operations for the six months, the allowance for loan losses was increased due to management’s analysis of the outstanding loans at June 30, 2006. The provision for loan losses increased in the second quarter of 2006 as a result of the growth in the overall loan portfolio and an increase in loans classified as potential watch loans of $15.6 million. In contrast, in the three months ended June 30, 2005, the provision expense increased by $587,000 due to growth in watch and problem loans of $588,000.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the three months ended June 30, 2006 and 2005, recoveries were $281,000 and $332,000, respectively; and charge-offs were $385,000 in 2006 and $460,000 in 2005. The allowance for loan losses totaled $17,100,000 at June 30, 2006 compared to $14,370,000 at June 30, 2005. The allowance represented 1.37% and 1.34% of outstanding loans at June 30, 2006 and June 30, 2005, respectively.

Other Income

Total other income was $3,772,000 and $2,968,000 for the three months ended June 30, 2006 and 2005. For the reason explained in the preceding discussion of the six month results, net gain on sale of loans was substantially less in 2006 as compared to 2005. Net gain on sale of loans decreased by $79,000 in the quarter ended June 30, 2006 as compared to the same quarter in 2005. The Trust Department fees for 2006 were $144,000 higher than 2005 due to the growth of assets under management. Investment securities losses of $234,000 were recorded in the second quarter of 2005; there were no security sales during the same period in 2006. Service charges and fees were up $356,000 in the three months ended June 30, 2006. $295,000 of this increase was the result of new fee income strategies implemented in September 2005. Debit card and POS pin interchange fees increased $80,000 during the same period due to the volume of activity. Other noninterest income increased $150,000 in 2006. Included in this increase are the one-time $79,000 sales tax refund and the $53,000 rebate noted in the six month discussion above.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2006 and 2005 (continued).

Other Expenses

Total expenses for the 2006 quarter compared to the 2005 quarter increased $624,000 to $8,674,000. Salaries and employee benefits increased $429,000 for the quarter ended June 30, 2006 compared to 2005. Direct salary expense was up $273,000, or 8.61%, due to annual pay adjustments and an additional seven employees in 2006 as compared to 2005. Advertising and business development expenses increased $72,000 in comparing the quarters. The increase is due to office promotions for the retail area of the Bank. As a result of an increase in the volume of activity, credit card and debit card processing charges increased $21,000 and these expenses are included in outside services expense. Outside services include professional fees that increased $48,000 over 2005. This increase included $30,000 paid to an outside consultant, as noted in the six month discussion above.

Income Taxes

Income tax expense as a percentage of income before taxes increased to 30.60% in 2006 from 29.91% in 2005. Income tax expense is $153,000 more in 2006 compared to 2005 primarily due to the $386,000 increase in income before income taxes. The amount of tax credits in the second quarter of 2006 was $140,000 compared to $169,000 in 2005.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. There were no federal funds sold as of June 30, 2006 or December 31, 2005. Investment securities available for sale comprised 12.48% of the Company’s total assets at June 30, 2006, compared to 13.73% at December 31, 2005.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of June 30, 2006, the Company had borrowed $228.2 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. This includes a new advance in June 2006 for $15 million. Also, a $10 million advance matured in June 2006. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $178 million at June 30, 2006.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $117 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2006.

Contractual Obligations

As of June 30, 2006, there had been no material changes in the Company’s contractual obligations from those disclosed in its Annual Report in Form 10-K for the year ended December 31, 2005.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1 to April 30	891	$47.50	5,017	744,983
May 1 to May 31	110	48.00	5,127	744,873
June 1 to June 30	250	48.00	5,377	744,623
Total	1,251	$47.64	5,377	744,623

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

Item 3.            Defaults upon Senior Securities

                        Hills Bancorporation has no senior securities.

HILLS BANCORPORATION PART II - OTHER INFORMATION (continued) Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on April 17, 2006. The results listed for the election of directors and the ratification of auditors are included in items (b) and (c) listed below.

(b)	The following individuals were elected to serve as Directors of the Company for a three year term at the Annual Meeting. The results of the voting by individuals and those withholding authority are as follows:

		For	Withhold Authority

1)	Willis M. Bywater	3,112,657	34,258
2)	Thomas J. Gill, D.D.S	3,138,102	8,813
3)	Donald H. Gringer	3,117,667	29,248
4)	Dwight O. Seegmiller	3,117,667	29,248

(c)	Ratification of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006.

For	Against	Abstain

3,118,874	2,366	25,675

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

HILLS BANCORPORATION

Date: August 7, 2006	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: August 7, 2006	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION QUARTERLY REPORT OF FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2006 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	32 - 33 of 34

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	34 of 34

Page 31 of 34