Form 10-Q
period 2006-09-30
HILLS BANCORPORATION
filed 2006-11-08
CIK 732417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At October 31, 2006

Common Stock, no par value	4,555,180

HILLS BANCORPORATION

Index to Form 10-Q

Part I

FINANCIAL INFORMATION

Page
Number

Item 1.	Financial Statements

Consolidated balance sheets, September 30, 2006 (unaudited)
and December 31, 2005.	3
Consolidated statements of income, (unaudited) for three and nine
months ended September 30, 2006 and 2005.	4

Consolidated statements of comprehensive income, (unaudited) for

three and nine months ended September 30, 2006 and 2005.	5
Consolidated statements of stockholders' equity, (unaudited)
for nine months ended September 30, 2006 and 2005.	6
Consolidated statements of cash flows (unaudited) for nine
months ended September 30, 2006 and 2005.	7 - 8
Notes to consolidated financial statements	9 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations	14 - 27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

Part II

OTHER INFORMATION

Item 1.	Legal proceedings	30

Item 1A.	Risk factors	30

Item 2.	Unregistered sales of equity securities and use of proceeds	30

Item 3.	Defaults upon senior securities	30

Item 4.	Submission of matters to a vote of security holders	30

Item 5.	Other information	30

Item 6.	Exhibits	30

Signatures	31

Exhibits Index	32

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

ASSETS	September 30, 2006 (Unaudited)	December 31, 2005

Cash and cash equivalents	$28,543	$29,956
Investment securities:
Available for sale at fair value (amortized cost September 30, 2006 $187,512;
December 31, 2005 $199,673)	185,447	196,786
Held to maturity at amortized cost (fair value September 30, 2006 $178; December 31, 2005 $225)	170	215
Stock of Federal Home Loan Bank	13,285	12,000
Loans held for sale	800	702
Loans, net	1,252,877	1,141,716
Property and equipment, net	22,416	22,265
Tax credit real estate	7,213	7,595
Accrued interest receivable	10,463	8,619
Deferred income taxes	7,602	6,819
Goodwill	2,500	2,500
Other assets	4,079	4,476

	$1,535,395	$1,433,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$136,102	$146,799
Interest-bearing deposits	939,558	889,615

Total deposits	$1,075,660	$1,036,414
Short-term borrowings	62,788	34,537
Federal Home Loan Bank borrowings	248,129	223,161
Accrued interest payable	2,690	2,313
Other liabilities	7,459	7,111

	$1,396,726	$1,303,536

Redeemable Common Stock Held by Employee Stock
Ownership Plan (ESOP)	$20,486	$20,634

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued
September 30, 2006 4,566,272 shares; December 31, 2005 4,563,637 shares	$—	$—
Paid in capital	12,150	11,970
Retained earnings	128,326	119,989
Accumulated other comprehensive income (loss)	(1,276)	(1,783)
Treasury stock at cost (September 30, 2006 11,092 shares;
December 31, 2005 1,400 shares)	(531)	(63)

	$138,669	$130,113
Less maximum cash obligation related to ESOP shares	20,486	20,634

	$118,183	$109,479

	$1,535,395	$1,433,649

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Interest income:
Loans, including fees	$20,780	$17,152	$58,860	$48,545
Investment securities:
Taxable	1,113	1,148	3,403	3,607
Nontaxable	727	682	2,149	1,985
Federal funds sold	—	102	31	205

Total interest income	$22,620	$19,084	$64,443	$54,342

Interest expense:
Deposits	$7,182	$5,209	$19,720	$13,933
Short-term borrowings	907	131	2,107	438
FHLB borrowings	3,054	2,668	8,657	7,268

Total interest expense	$11,143	$8,008	$30,484	$21,639

Net interest income	$11,477	$11,076	$33,959	$32,703
Provision for loan losses	433	239	2,142	998

Net interest income after provision for loan losses	$11,044	$10,837	$31,817	$31,705

Other income:
Net gain on sale of loans	$280	$313	$661	$857
Net losses on sale of investment securities	—	—	—	(234)
Trust fees	837	749	2,550	2,208
Service charges and fees	1,801	1,576	5,134	4,260
Rental revenue on tax credit real estate	190	171	592	559
Other noninterest income	648	600	2,046	1,782

	$3,756	$3,409	$10,983	$9,432

Other expenses:
Salaries and employee benefits	$4,623	$4,336	$13,725	$12,682
Occupancy	555	554	1,651	1,615
Furniture and equipment	892	869	2,505	2,554
Office supplies and postage	311	281	959	931
Advertising and business development	359	519	1,218	1,312
Outside services	1,185	1,287	3,597	3,538
Rental expenses on tax credit real estate	224	273	689	715
Other noninterest expense	367	382	968	921

	$8,516	$8,501	$25,312	$24,268

Income before income taxes	$6,284	$5,745	$17,488	$16,869
Federal and state income taxes	1,991	1,776	5,456	5,200

Net income	$4,293	$3,969	$12,032	$11,669

Earnings per share:
Basic	$0.94	$0.87	$2.64	$2.56
Diluted	0.93	0.86	2.62	2.55

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$4,293	$3,969	$12,032	$11,669

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period,	$2,859	$(1,705)	$822	$(2,787)
Income tax effect of unrealized gains (losses)	(1,094)	631	(315)	1,031

	$1,765	$(1,074)	$507	$(1,756)

Less: reclassification adjustment for losses included in
net income, net of income taxes	—	—	—	144

Other comprehensive income (loss)	1,765	(1,074)	507	(1,612)

Comprehensive income	$6,058	$2,895	$12,539	$10,057

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2005	$11,970	$119,989	$(1,783)	$(20,634)	$(63)	$109,479
Issuance of 4,144 shares of
common stock	200	—	—	—	—	200
Forfeiture of 1,509 shares of
common stock	(56)	—	—	—	—	(56)
Shared-based compensation	36	—	—	—	—	36
Change related to ESOP shares	—	—	—	148	—	148
Net income	—	12,032	—	—	—	12,032
Cash dividends ($.81 per share)	—	(3,695)	—	—	—	(3,695)
Purchase of 9,692 shares of
common stock	—	—	—	—	(468)	(468)
Other comprehensive income (loss)	—	—	507	—	—	507

Balance, September 30, 2006	$12,150	$128,326	$(1,276)	$(20,486)	$(531)	$118,183

Balance, December 31, 2004	$11,364	$108,199	$576	$(16,336)	$—	$103,803
Issuance of 5,355 shares of
common stock	191	—	—	—	—	191
Forfeiture of 711 shares of
common stock	(22)	—	—	—	—	(22)
Change related to ESOP shares	—	—	—	(3,623)	—	(3,623)
Net income	—	11,669	—	—	—	11,669
Income tax benefit related to
stock-based compensation	8	—	—	—	—	8
Cash dividends ($.75 per share)	—	(3,413)	—	—	—	(3,413)
Purchase of 939 shares of
common stock	—	—	—	—	(42)	(42)
Other comprehensive income (loss)	—	—	(1,612)	—	—	(1,612)

Balance, September 30, 2005	$11,541	$116,455	$(1,036)	$(19,959)	$(42)	$106,959

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities
Net income	$12,032	$11,669
Adjustments to reconcile net income to net cash
and cash equivalents provided by operating activities:
Depreciation	1,755	1,883
Provision for loan losses	2,142	998
Net losses on sale of investment securities	—	234
Share-based compensation	36	—
Compensation expensed through issuance of common stock	200	163
Income tax benefits related to stock-based compensation	—	8
Forfeiture of common stock	(56)	(22)
Provision for deferred income taxes	(1,098)	(541)
Decrease in accrued interest receivable	(1,844)	(1,255)
Amortization of discount on investment securities, net	405	600
Increase (decrease) in other assets	398	(633)
Increase in accrued interest and other liabilities	725	1,507
Loans originated for sale	(75,802)	(88,270)
Proceeds on sales of loans	76,365	90,329
Net gain on sales of loans	(661)	(857)

Net cash and cash equivalents provided by operating activities	$14,597	$15,813

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	$25,531	$43,910
Held to maturity	45	4,685
Proceeds from sales of investment securities available for sale	—	10,465
Purchases of investment securities available for sale	(15,061)	(59,515)
Loans made to customers, net of collections	(113,303)	(102,864)
Purchases of property and equipment	(1,906)	(1,794)
Investment in tax credit real estate, net	382	320

Net cash used in investing activities	$(104,312)	$(104,793)

Cash Flows from Financing Activities
Net increase in deposits	$39,246	$80,427
Net increase (decrease) in short-term borrowings	28,251	(13,596)
Borrowings from FHLB	45,000	40,000
Payments on FHLB borrowings	(20,032)	(131)
Stock options exercised	—	28
Purchase of treasury stock	(468)	(42)
Dividends paid	(3,695)	(3,413)

Net cash provided by financing activities	$88,302	$103,273

(Continued)

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Amounts In Thousands)

	Nine Months Ended September 30,
	2006	2005

(Decrease) increase in cash and cash equivalents	$(1,413)	$14,293

Cash and cash equivalents:
Beginning of year	29,956	23,008

End of period	$28,543	$37,301

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$19,343	$13,613
Interest paid on other obligations	10,764	7,706
Income taxes paid	6,137	4,962

Noncash financing activities:
(Decrease) increase in maximum cash obligation
related to ESOP shares	$(148)	$3,623

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

Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2005 filed with the Securities Exchange Commission on March 10, 2006.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Common shares outstanding at the beginning of the period	4,559,883	4,549,656	4,562,237	4,549,656
Weighted average number of net shares issued (redeemed)	(2,119)	3,740	(2,929)	2,024

Weighted average shares outstanding (basic)	4,557,764	4,553,396	4,559,308	4,551,680
Weighted average of potential dilutive shares
attributable to stock options granted, computed under
the treasury stock method	27,650	19,682	27,806	20,844

Weighted average number of shares (diluted)	4,585,414	4,573,078	4,587,114	4,572,524

Net income (In Thousands)	$4,293	$3,969	$12,032	$11,669

Earnings per share:
Basic	$0.94	$0.87	$2.64	$2.56

Diluted	$0.93	$0.86	$2.62	$2.55

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3.	Recent Accounting Pronouncements

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R) which requires companies to recognize in compensation expense the grant-date fair value of stock awards issued to employees and directors. The Company adopted FAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of FAS 123R. As a result of applying FAS 123R, the Company recognized share-based compensation expense of $36,200 for the nine months ended September 30, 2006 (see Note 4.)

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3.	Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for years ending on or after November 15, 2006. The Company is currently evaluating the impact that SAB 108 will have on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. The Statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements that prescribe fair value as the relevant measure of value, except FAS 123R and related interpretation and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. The Statement is effective for financial statements issued for year beginning after November 15, 2007. The Company is currently evaluating the impact that the Statement will have on its consolidated financial statements.

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

On January 1, 2006, the Company adopted FAS 123R, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. The Company adopted FAS 123R using the modified prospective transition method. The Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated.

Information concerning the issuance of stock options is presented in the following table:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at September 30, 2006	62,619	$26.69	5.09	1,671

Options exercisable at September 30, 2006	44,019	25.27	4.53	1,112

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

At September 30, 2006, 116,944 shares were available for issuance under the plan. No stock options were granted or exercised during the nine months ended September 30, 2006.

As of September 30, 2006, there was $44,800 in unrecognized compensation cost for stock options granted under the plan. As of March 31, 2006 and June 30, 2006, there was $70,000 and $52,600, respectively. This cost is expected to be recognized over a weighted-average period of 1.41 years.

The results for the first three quarters of 2006 are not directly comparable to the same period in 2005. Prior to the adoption of FAS 123R, the Company applied the existing accounting rules under APB Opinion No. 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. If the fair value recognition provisions of FAS 123R had been applied to stock-based compensation for the three and nine months ended September 30, 2005, the Company’s pro forma net income and earnings per share would have been as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income:
As reported	$3,969	$11,669

Deduct total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(21)	(63)

Pro forma	$3,948	$11,606

Basic earnings per share:
As reported	$0.87	$2.56

Pro forma	$0.87	$2.55

Diluted earnings per share:
As reported	$0.86	$2.55

Pro forma	$0.86	$2.54

Note 5.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase 750,000 shares of its common stock from time to time through December 31, 2009. Pursuant to this authorization, the Company has purchased 11,092 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2006. Of these 11,092 shares, 5,715 shares were purchased during the quarter ended September 30, 2006, at an average price per share of $49.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005

	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$18,657	$17,191
Credit card lines	27,896	24,934
Commercial, real estate and home construction	77,268	86,301
Commercial lines	74,936	61,510
Outstanding letters of credit	10,791	12,374

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
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

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of September 30, 2006 and December 31, 2005 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Overview

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa. At September 30, 2006, the Bank has thirteen full service locations.

Net income for the nine-month period ended September 30, 2006 was $12.03 million compared to $11.67 million for the same nine months of 2005. Basic earnings per share increased to $2.64 for the nine months ended September 30, 2006 compared to $2.56 for the same period in 2005. Diluted earnings per share were $2.62 and $2.55 for the nine months ended September 30, 2006 and 2005, respectively. Return on average equity was 14.38% and return on average equity net of ESOP obligation was 12.14% for the nine months ended September 30, 2006, compared to 14.98% and 12.75%, respectively, for the same period in 2005. Return on average assets was 1.08% in 2006 compared to 1.16% in 2005. Dividends of $.81 per share were paid in January 2006 to 1,499 shareholders. The 2006 dividend was an 8.0% increase over the prior year’s dividend of $.75 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.35% compared to 3.58% in 2005. Despite this reduction in net interest margin, net interest income has increased due to the higher volume of earnings assets as of September 30, 2006 compared to the same period in 2005.

Highlights noted on the balance sheet as of September 30, 2006 for the Company included the following:

•	Total assets are over $1.5 billion, at $1.535 billion.
•	Net loans are $1.254 billion.
•	Loan growth of $111.3 million since December 31, 2005.
•	Deposit growth of $39.2 million since December 31, 2005.
•	Short-term borrowings increased $28.3 million since December 31, 2005.
•	Federal Home Loan Bank borrowings increased $25.0 million since December 31, 2005.

A detailed discussion of the financial condition and results of operations follows this overview.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Financial Condition

Asset growth for the nine months ended September 30, 2006 was $101.7 million, which included a net loan increase of $111.3 million. Loans secured by real estate accounted for $90.1 million or 80.95% of the increase in loans. Commercial loans increased $24.7 million to $116.2 million as of September 30, 2006, an increase of 27.00% since December 31, 2005. The net loan increase was accomplished despite higher interest rates. Since December 31, 2005, the federal funds target rate has been raised by the Federal Reserve Open Market Committee from 4.25% to 5.25% with four increases of .25% each or a total of 1.00%. The upward movement of the federal funds target rate started on June 30, 2004 when the rate was 1.00% and has increased 17 times through September 30, 2006. The last increase was on June 29, 2006. The Federal Reserve Open Market Committee did not raise the target rate at its August, September or October, 2006 meetings. Interest rates on loans are generally affected by these increases since interest rates for the U.S. Treasury market normally increase when the Federal Reserve Board raises the federal funds target rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. Increases in interest rates may at some point materially reduce loan demand and slow the economy, but at the current interest rate levels, demand for loans remains good. The overall economy in the Company’s principal place of business, Johnson and Linn Counties, remains good with unemployment levels that remain low.

The tables below set forth the composition of the loan portfolio as of September 30, 2006 and December 31, 2005 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$42,861	3.37%	$43,730	3.78%
Commercial and financial	116,208	9.15	91,501	7.91
Real estate:
Construction	102,768	8.09	83,456	7.21
Mortgage	976,944	76.90	906,188	78.32
Loans to individuals	31,576	2.49	32,201	2.78

	$1,270,357	100.00%	$1,157,076	100.00%

Less allowance for loan losses	17,480		15,360

	$1,252,877		$1,141,716

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

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning	$17,100	$14,370	$15,360	$13,790
Provision charged to expense	433	239	2,142	998
Recoveries	336	447	1,117	1,031
Loans charged off	(389)	(446)	(1,139)	(1,209)

Balance, ending	$17,480	$14,610	$17,480	$14,610

Non-performing loan information at September 30, 2006 and December 31, 2005, was as follows:

	September 30, 2006	December 31, 2005
	(Amounts in thousands)

Non-accrual loans	$681	$175

Accruing loans past due ninety days or more	3,201	1,910

Restructured loans	—	—

Non-performing loans (includes non-accrual loans)	14,666	16,602

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

From December 31, 2005 to September 30, 2006, the balance of the investment securities held by the Company decreased by $11.34 million. The principal factor in this reduction was the maturity of various U.S. Government agency and municipal securities having a balance of approximately $11.76 million which were not replaced during the nine-month period. Partially offsetting the decrease was an increase in the market value of the remaining securities of $0.8 million. The carrying values of investment securities for September 30, 2006 and December 31, 2005 are summarized in the following table (dollars in thousands):

	September 30, 2006		December 31, 2005

	Amount	Percent	Amount	Percent

Securities available for sale

U.S. Government agencies
and corporations	$102,237	55.13%	$117,482	59.70%

State and political
subdivisions	83,210	44.87	79,304	40.30

Total securities
available for sale	$185,447	100.00%	$196,786	100.00%

Securities held to maturity
State and political
subdivisions	$170	100.00%	$215	100.00%

Deposit growth was $39.2 million in the first nine months of 2006 and repurchase agreements increased $11.1 million in the same period. These increases included $30.6 million of municipal deposits, $11.5 million of commercial deposits and $8.2 million of retail deposits. Short-term borrowings at December 31, 2005 included federal funds purchased of $6.8 million compared to $23.8 million as of September 30, 2006. The borrowings from the Federal Home Loan Bank (FHLB) decreased by $20 million with the maturity of two $10 million advances. One advance with an interest rate of 4.09% matured in June 2006. The second advance matured in July 2006 and had an interest rate of 5.22%. The Company borrowed an additional $45 million during the nine months ended September 30, 2006. Borrowings of $15 million were made in June, July and August of 2006 with interest rates of 4.69%, 4.66% and 4.46%, respectively. Each borrowing is for ten years and is callable in one year. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Dividends and Equity

In January 2006, Hills Bancorporation paid a dividend of $3,695,000 or $.81 per share, an 8.0% increase from the $.75 per share paid in January 2005. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity totaled $118.2 million as of September 30, 2006. Under risk-based capital rules, the total amount of risk based capital of the Company as of September 30, 2006, was 13.53% of risk-adjusted assets, and is substantially in excess of the required minimum of 8.00%. Risk-based capital was 13.80% as of September 30, 2005 and December 31, 2005. As of September 30, 2006, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2006 and 2005.

Net Income Overview

Net income increased $363,000 during the nine months ended September 30, 2006. Net income was $12,032,000 in 2006 and $11,669,000 in the comparable period in 2005, which represented an increase of approximately 3%. The changes in net income in 2006 from the first nine months of 2005 are as follows and are discussed in detail in the following review of operations:

•	Net interest income increased by $1,256,000.
•	The provision for loan losses increased by $1,144,000.
•	Other income increased by $1,551,000.
•	Other expenses increased by $1,044,000.
•	Income taxes increased by $256,000.

For the nine-month periods ended September 30, 2006 and 2005, basic earnings per share were $2.64 and $2.56, respectively. Diluted earnings per share was $2.62 for the nine months ended September 30, 2006 and $2.55 for the same period in 2005.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $34.0 million for the first nine months of 2006 was derived from the Company’s $1.409 billion of average earning assets and its net interest margin of 3.35%. Average earning assets in the nine months ending September 30, 2005 were $1.268 billion and the net interest margin was 3.58%. The margin compression was the result of the continued flattening of the yield curve and pricing pressure on short-term deposits. The overall net interest income increased due to the higher volume of earning assets in 2006 compared to 2005. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.25% would have resulted approximately in a $1,054,000 decrease in income before income taxes in the nine month period ending September 30, 2006. Similarly, an increase in the net interest margin of 10 basis points to 3.45% would have resulted in approximately a $1,054,000 increase in net interest income before taxes.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.254 billion at September 30, 2006. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which include non-accrual loans) and loans past due 90 days or more. The provision for loan losses was $2,142,000 in 2006 compared to $998,000 in 2005. The increase in the provision for loan losses is the result of growth in the overall loan portfolio and an increase in problem and watch loans of $5.8 million since December 31, 2005.

The amount of mortgage loans sold on the secondary market is the third factor that can cause fluctuations in net income. In the nine months ended September 30, 2006 and 2005, the net gain on sale of loans was $661,000 and $857,000, respectively. The sale of loans is influenced by the real estate market and interest rates.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2006 and 2005 (continued).

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first nine months of 2006 was 3.35% compared to 3.58% in 2005 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2006 compared to the comparable period in 2005 are shown in the following table:

	Change in	Change in	Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:

Loans, net	$158,706	0.32%	$7,416	$2,910	$10,326
Taxable securities	(15,464)	0.20	(414)	210	(204)
Nontaxable securities	5,174	0.07	208	44	252
Federal funds sold	(7,668)	0.96	(181)	7	(174)

	$140,748		$7,029	$3,171	$10,200

Interest expense:
Interest-bearing demand deposits	$(4,611)	0.27	$23	$(284)	$(261)
Savings deposits	8,958	0.65	60	(1,431)	(1,371)
Time deposits	43,628	0.84	(1,012)	(3,143)	(4,155)
Short-term borrowings	36,473	2.25	(692)	(977)	(1,669)
FHLB borrowings	44,351	(0.21)	(1,748)	359	(1,389)

	$128,799		$(3,369)	$(5,476)	$(8,845)

Change in net interest income			$3,660	$(2,305)	$1,355

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2006	2005

Yield on average interest-earning assets	6.23%	5.85%
Rate on average interest-bearing liabilities	3.37	2.68

Net interest spread	2.86%	3.17%
Effect of noninterest-bearing funds	0.49	0.41

Net interest margin (tax equivalent interest income
divided by average interest-earning assets)	3.35%	3.58%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2006 and 2005 (continued).

Provision for Loan Losses

The provision for loan losses was $2,142,000 in 2006 compared to $998,000 in 2005, an increase of $1,144,000. The provision adjustment is computed on a quarterly basis and is a result of management's determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which include non-accrual loans) and loans past due ninety days or more.

The provision for loan losses increased in the first nine months of 2006 as a result of the growth in the overall loan portfolio and an increase in problem and watch loans of $5.8 million. In contrast, in the nine months ended September 30, 2005, the watch and problem loans decreased by $5.5 million. While loan growth was substantial in both periods, $111.3 million in 2006 and $100.7 million in 2005, the provision expense was offset in 2005 by the improvement in the quality of the loan portfolio. The increase in the provision expense for 2006 is reflective of a point in time and not any group or type of loans for which estimated losses were higher than expected.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the nine months ended September 30, 2006 and 2005, recoveries were $1,117,000 and $1,031,000, respectively; and charge-offs were $1,139,000 in 2006 and $1,209,000 in 2005. The allowance for loan losses totaled $17,480,000 at September 30, 2006 compared to $15,360,000 at December 31, 2005. The allowance represented 1.38% and 1.33% of outstanding loans at September 30, 2006 and December 31, 2005, respectively. The methodology used in 2006 is consistent with 2005.

Net Gain on Sale of Loans

Net gain on sale of loans for the nine months ended September 30, 2006 was $661,000 compared to $857,000 for the comparable period ended September 30, 2005. The number of loans sold in 2006 was approximately 87% of the volume in 2005.

Other Income

Other income, other than the net gain on sale of loans discussed above, increased by $1,747,000 for the nine months ended September 30, 2006. Investment securities losses of $234,000 were recorded in 2005; there were no security sales recorded in 2006. Trust fees increased $342,000 in 2006 as a result of assets under management increasing from $743.8 million as of September 30, 2005 to $823.7 million as of September 30, 2006. Service charges and fees were up $874,000 from 2005 to 2006. $680,000 of this increase was the result of new fee income strategies implemented in September 2005. Debit card and Point of Sale (POS) pin interchange fees increased during the same period by $246,000 due to volume of activity. Other noninterest income increased $264,000 as of September 30, 2006 compared to 2005. Included in this increase was a one-time $79,000 sales tax refund received in the second quarter of 2006 and a $53,000 rebate received in May 2006 related to the Bank’s participation in a credit card program.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2006 and 2005 (continued).

Other Expenses

Other expenses increased $1,044,000 in 2006 to $25,312,000 from the same period in 2005. This increase of 4.30% included $1,043,000 in salaries and benefits. Direct salary expense was up $722,000, or 7.60%, due to annual pay adjustments and an increase of 5 employees since December 31, 2005. Medical expense for employees' health insurance increased $248,000 due to a premium increase of 12% for 2006 and a $105,000 reduction in medical expense in 2005 due primarily to a change in the Company’s medical plan from a self-insured plan to a full-premium plan. Employee compensation expense, which includes expense related to the officers’ deferred compensation plan, decreased $81,000 in 2006. In the first nine months of 2005, the appraised value of the Company’s common stock increased $8 per share to $45. The appraised value increased $2.50 to $49 during the same period in 2006. Beginning effective June 30, 2005 and as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company obtains a quarterly independent appraisal of the shares of stock.

Occupancy expense increased $36,000 with property tax and utilities expenses increasing $25,000 and $15,000, respectively, in the first nine months of 2006 as compared to the same period in 2005. In 2006, furniture and equipment expense included $1,312,000 in depreciation compared to $1,445,000 in 2005, a decrease of $133,000. This decrease is partially offset by an increase in equipment and software maintenance contracts of $59,000 to $791,000.

Advertising and business development expenses decreased $94,000 as of September 30, 2006 compared to the same period in 2005. In 2005, the expenses included a $50,000 contribution to the American Red Cross to assist the victims of Hurricane Katrina. Also, expenses related to the Company’s credit card incentive program were $43,500 more in the first nine months of 2005 as compared to the same period in 2006.

Outside services increased $59,000 from 2005 to $3.6 million in 2006. Outside services include professional fees, courier services and ATM fees and processing charges for the merchant credit card program, retail credit cards and other data processing services. The credit card, merchant card and debit card processing charges increased $83,000 due to the increase in the volume of activity. Professional fees decreased $77,000 from 2005 to $1,043,000 as of September 30, 2006. The 2005 expenses included $140,000 in consulting fees for a new fee income strategy which are not included in 2006 expenses. This decline is offset by the increase in attorney’s fees of $47,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. Fees to an outside consultant were up $30,000 in 2006 as the result of the sales tax audit that resulted in the $79,000 sales tax refund discussed above and expanded information security testing.

Income Taxes

Federal and state income tax expenses were $5,456,000 and $5,200,000 for the nine months ended September 30, 2006 and 2005, respectively. Income taxes as a percentage of income before taxes were 31.20% in 2006 and 30.83% in 2005. The amount of tax credits in 2006 was $420,000 compared to $507,000 in 2005, as a result of one tax credit property ending its ten-year term for the credits.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2006 and 2005.

Net Income

Net income increased to $4,293,000 for the three months ended September 30, 2006 from $3,969,000 for the same period in 2005, an increase of 8.16%. Earnings per share, both basic and diluted, increased for the three months ended September 30, 2006 compared to the same period in 2005. For the three-month period ended September 30, 2006, basic earnings per share was $0.94 and diluted earnings per share was $0.93. For the three months ended September 30, 2005, basic earnings per share was $0.87 and diluted earnings per share was $0.86. Return on average equity was 14.88% and return on average equity net of ESOP obligation was 12.66% for the three months ended September 30, 2006, compared to 14.87% and 12.66%, respectively, for the same period in 2005. Return on average assets was 1.13% in 2006 compared to 1.15% in 2005.

Net Interest Income

Net interest income increased for the three month period ended September 30, 2006 by $401,000 from the similar period in 2005. The net interest margin in 2006 was 3.28% compared to 3.49% in 2005. The decrease is primarily due to an increase in rates on core deposit accounts, including insured money market accounts and short-term certificates of deposits. These rates were increased due to the upward movement of the federal fund rates. Rates paid on repurchase agreements and federal funds borrowed also increased. The increase in the volume of interest-earning assets accounted for a significant portion of the net interest income improvement. Net interest income changes on a tax-equivalent basis for the three months ended September 30, 2006 and 2005 are as follows:

	Change in	Change in	Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$161,676	0.34%	$2,573	$1,065	$3,638
Taxable securities	(19,036)	0.39	(177)	142	(35)
Nontaxable securities	4,877	0.01	65	4	69
Federal funds sold	(11,794)	1.72	(102)	—	(102)

	$135,723		$2,359	$1,211	$3,570

Interest expense:
Interest-bearing demand deposits	$(4,323)	0.27	$9	$(94)	$(85)
Savings deposits	10,638	0.64	39	(509)	(470)
Time deposits	32,995	0.88	(269)	(1,149)	(1,418)
Short-term borrowings	53,307	2.42	(233)	(543)	(776)
FHLB borrowings	32,926	(0.06)	(423)	37	(386)

	$125,543		$(877)	$(2,258)	$(3,135)

Change in net interest income			$1,482	$(1,047)	$435

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2006 and 2005.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2006	2005

Yield on average interest-earning assets	6.33%	5.91
Rate on average interest-bearing liabilities	3.56	2.84

Net interest spread	2.77%	3.07
Effect of noninterest-bearing funds	0.51	0.42

Net interest margin (tax equivalent interest income
divided by average interest-earning assets)	3.28%	3.49

Provision for Loan Losses

The provision for loan losses was $433,000 for the quarter ended September 30, 2006 compared to $239,000 for the comparable quarter in 2005, an increase of $194,000. As discussed in connection with the results of operations for the nine months, the allowance for loan losses was increased due to management’s analysis of the outstanding loans at September 30, 2006. The provision for loan losses increased in the third quarter of 2006 as a result of the growth in the overall loan portfolio and an increase in loans classified as potential watch, watch and problem loans of $6.1 million. In contrast, in the three months ended September 30, 2005, the provision expense decreased by $363,000. Management’s analysis of outstanding loans as of September 30, 2005 indicated that the level of problem or watch loans considered in computing the provision adjustments had increased only $232,000 since June 30, 2005. In addition, net recoveries of loans were $1,000. These factors made a provision of $239,000 appropriate for the third quarter of 2005.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the three months ended September 30, 2006 and 2005, recoveries were $336,000 and $447,000, respectively; and charge-offs were $389,000 in 2006 and $446,000 in 2005. The allowance for loan losses totaled $17,480,000 at September 30, 2006 compared to $14,610,000 at September 30, 2005. The allowance represented 1.38% and 1.31% of outstanding loans at September 30, 2006 and September 30, 2005, respectively.

Other Income

Total other income was $3,756,000 and $3,409,000 for the three months ended September 30, 2006 and 2005. For the reason explained in the preceding discussion of the nine month results, net gain on sale of loans was substantially less in 2006 as compared to 2005. Net gain on sale of loans decreased by $33,000 in the quarter ended September 30, 2006 as compared to the same quarter in 2005. The Trust Department fees for 2006 were $88,000 higher than 2005 due to the growth of assets under management. Service charges and fees were up $225,000 in the three months ended September 30, 2006. $139,000 of this increase was the result of new fee income strategies implemented in September 2005. Debit card and Point of Sale (POS) pin interchange fees increased $94,000 during the same period due to the volume of activity.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2006 and 2005 (continued).

Other Expenses

Total expenses for the 2006 quarter compared to the 2005 quarter increased $15,000 to $8,516,000. Salaries and employee benefits increased $287,000 for the quarter ended September 30, 2006 compared to 2005. Direct salary expense was up $234,000, or 7.22%, due to annual pay adjustments. The decrease of $172,000 in compensation expense related to the officers’ deferred compensation plan is explained above in the discussion of operations for the nine months ended September 30, 2006. The increase in medical insurance expense of $172,000 is also discussed above.

In the third quarter of 2006, furniture and equipment expense included $437,000 of depreciation compared to $482,000 in 2005, a decrease of $45,000. This decrease is offset by an increase in equipment and software maintenance contracts of $41,000 to a total of $303,000 in 2006. This increase is due to purchases in 2006 and the resulting maintenance agreements.

Advertising and business development expenses decreased $160,000 in comparing the quarters. The decrease is due to several factors including the types of office promotions conducted by the retail areas of the bank. Also, as discussed in the nine month operations section above, the third quarter 2005 expenses included a $50,000 contribution to the American Red Cross and higher expenses related to the Company’s credit card incentive program. Expenses for the credit card program were $26,000 in the third quarter of 2006 compared to $81,000 in the same period of 2005, a decrease of $55,000.

Outside services decreased $102,000 from 2005 to $1,185,000 for the quarter ended September 30, 2006. As a result of an increase in the volume of activity, credit card, merchant card and debit card processing charges increased $36,000. Professional fees decreased $157,000 from 2005. Third quarter 2005 expenses included the $140,000 in consulting fees discussed above.

Income Taxes

Income tax expense as a percentage of income before taxes increased to 31.68% in 2006 from 30.91% in 2005. Income tax expense is $215,000 more in 2006 compared to 2005 primarily due to the $539,000 increase in income before income taxes. The amount of tax credits in the third quarter of 2006 was $140,000 compared to $169,000 in 2005.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. There were no federal funds sold as of September 30, 2006 or December 31, 2005. Investment securities available for sale comprised 12.08% of the Company’s total assets at September 30, 2006, compared to 13.73% at December 31, 2005.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of September 30, 2006, the Company had borrowed $248.1 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. This includes three new advances in 2006 for a total of $45 million. Also, two $10 million advances matured in 2006. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $193 million at September 30, 2006.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $98 million. Those two lines of credit require the pledging of investment securities when drawn upon. The Company’s short-term borrowings at December 31, 2005 included federal funds purchased of $6.8 million compared to $23.8 million as of September 30, 2006. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2006.

Contractual Obligations

As of September 30, 2006, there had been no material changes in the Company’s contractual obligations from those disclosed in its Annual Report in Form 10-K for the year ended December 31, 2005.

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures
About Market Risk

Market Risk Management

The Company's primary market risk exposure is to changes in interest rates. The Company's asset/liability management, or its management of interest rate risk, is focused primarily on evaluating and managing net interest income given various risk criteria. Factors beyond the Company's control, such as market interest rates and competition, may also have an impact on the Company's interest income and interest expense. In the absence of other factors, the Company's overall yield on interest-earning assets will increase, as will its cost of funds on its interest-bearing liabilities when market interest rates increase over an extended period of time. Conversely, the Company's yields and cost of funds will decrease when market rates decline. The Company is able to manage these swings to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time.

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

In order to minimize the potential effects of adverse material and prolonged increases or decreases in market interest rates on the Company's operations, management has implemented an asset/liability program designed to mitigate the Company's interest rate sensitivity. The program emphasizes the origination of adjustable rate loans, which are held in the portfolio, the investment of excess cash in short or intermediate term interest-earning assets, and the solicitation of transaction deposit accounts, which are less sensitive to changes in interest rates and can be re-priced rapidly.

The Bank model indicates that interest income should decline as interest rates increase, while net interest income should increase as interest rates decline. Generally, during periods of increasing interest rates, the Company's interest rate sensitive liabilities would re-price faster than its interest rate sensitive assets causing a decline in the Company's interest rate spread and margin. This would tend to reduce net interest income because the resulting increase in the Company’s cost of funds would not be immediately offset by an increase in its yield on earning assets. In times of decreasing interest rates, fixed rate assets could increase in value and the lag in re-pricing of interest rate sensitive assets could be expected to have a positive effect on the Company's net interest income.

HILLS BANCORPORATION

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act of 1934 Rule 13a-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first nine months of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

July 1 to July 31	1,974	$49.00	7,351	742,649

August 1 to August 31	2,680	49.00	10,031	739,969

September 1 to September 30	1,061	49.00	11,092	738,908

Total	5,715	$49.00	11,092	738,908

(1) On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization, which was publicly announced on August 9, 2005, will expire on December 31, 2009. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

Item 3.	Defaults upon Senior Securities
Hills Bancorporation has no senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.

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

HILLS BANCORPORATION

Date: 11/7/06	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: 11/7/06	By: /s/ James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION

QUARTERLY REPORT OF FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2006

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2006 Form 10-Q

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	33 of 36

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	34 of 36

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	35 of 36

32.2	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	36 of 36