Form 10-K
period 2006-12-31
HILLS BANCORPORATION
filed 2007-03-08
CIK 732417

HILLS BANCORPORATION FORM 10-K DECEMBER 31, 2006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.	Commission File Number 0-12668.

HILLS BANCORPORATION (Exact name of Registrant as specified in its charter)

Iowa	42-1208067

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 Main Street, Hills, Iowa 52235

(Address of principal executive offices)

Registrant’s telephone number, including area code: (319) 679-2291
Securities Registered pursuant to Section 12 (b) of the Act: None
Securities Registered pursuant to Section 12 (g) of the Act:

No par value common stock

Title of Class

Indicate by check mark if the Registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No ✓

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer      Accelerated filer ✓  Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No ✓

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant’s common stock held by nonaffiliates on January 31, 2007 (based upon reports of beneficial ownership that approximately 82% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $50.00 per share) was $183,735,000.

The number of shares outstanding of the Registrant’s common stock as of February 28, 2007 is 4,503,738 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 19, 2007 for the Annual Meeting of the Shareholders of the Registrant to be held April 16, 2007 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

The Bank’s business is not seasonal, except that loan origination fees are driven by interest rate movements and are higher in a low rate environment. As of December 31, 2006, the Company had no employees and the Bank had 327 full-time and 96 part-time employees.

Item 1.   Business (Continued)

Johnson County and Linn County

The Bank’s primary trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa. These communities have a combined population of approximately 93,000. Johnson County, Iowa has a population of approximately 124,000. The University of Iowa in Iowa City has approximately 30,000 students and 25,800 full and part-time employees, including 7,600 employees of The University of Iowa Hospitals and Clinics.

The Bank also operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa. Lisbon has a population of approximately 1,900 and Mount Vernon, located two miles from Lisbon, has a population of about 3,900. Both communities are strong economically and are within easy commuting distances to Cedar Rapids and Iowa City, Iowa. Cedar Rapids has a metropolitan population of approximately 154,000, including approximately 30,000 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380. The total population of Linn County is approximately 203,000. The largest employer in the Cedar Rapids area is Rockwell Collins, manufacturer of communications instruments, with about 8,500 employees.

Other large employers in the Johnson and Linn County areas and their approximate number of employees are as follows (Data source is Priority One):

Employer	Type of Business	Employees

Cedar Rapids and Linn-Mar School Districts	Education	3,500

Hy-Vee Food Stores	Grocery Stores	3,000

AEGON USA, Inc.	Insurance	2,800

St. Luke’s Hospital	Health Care	2,400

Mercy Medical Center	Health Care	2,400

Pearson US	Information Services - Computers	1,900

Iowa City Community School District	Education	1,600

Wal-Mart Stores, Inc.	Discount Store	1,500

Kirkwood Community College	Education	1,400

City of Cedar Rapids	City Government	1,300

ACT, Inc.	Educational Testing Service	1,300

Mercy Iowa City	Health Care	1,300

Quaker Oats Company	Cereals and Chemicals	1,200

VA Iowa City Health Care System	Health Care	1,200

Verizon Business	Telecommunication	1,000

Washington County

The Bank has offices located in Kalona and Wellman, Iowa, which are in Washington County. Kalona is located approximately 20 miles south of Iowa City. Wellman is located approximately 5 miles west of Kalona. Kalona has a population of approximately 2,600 and Wellman has a population of about 1,400. The population of Washington County is approximately 21,700. Both Kalona and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 92,000) and Washington, Iowa (population 7,000).

Item 1.   Business (Continued)

COMPETITION

Competition among financial institutions in attracting and retaining deposits and making loans is intense. Traditionally, our most direct competition for deposits has come from commercial banks, savings institutions and credit unions doing business in our areas of operation. Increasingly, we have experienced additional competition for deposits from nonbanking sources, such as securities firms, insurance companies, money market mutual funds and financial services subsidiaries of commercial and manufacturing companies. Competition for loans comes primarily from other commercial banks, savings instititions, consumer finance companies, credit unions, mortgage banking companies, insurance companies and other institutional lenders. We compete primarily on the basis of products offered, customer service and price. A number of institutions with which we compete enjoy the benefits of fewer regulatory constraints and lower cost structures. Some have greater assets and capital than we do and, thus, are better able to compete on the basis of price than we are. Technological advances, which may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties, could make it more difficult for us to compete in the future.

Effective March 13, 2000, securities firms and insurance companies that elect to become financial holding companies were allowed to acquire banks and other financial institutions. This has increased the number of competitors and intensified the competitive environment in which the Company conducts business. The increasingly competitive environment is primarily a result of changes in regulations and changes in technology and product delivery systems. These competitive trends are likely to continue.

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson and Linn County. A comparison of the number of office locations and deposits in the two counties as of June, 2006 (Most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County

	Offices	Deposits (in millions)	Offices	Deposits (in millions)

Hills Bank and Trust Company	6	$781	5	$232
Branches of largest competing regional bank	6	200	9	640
Largest competing independent bank	6	434	9	402
Largest competing credit union	6	399	6	338
All other bank and credit union offices	24	432	72	2,459

Total Market in County	48	$2,246	101	$4,071

Effective July 1, 2004, all limitations on bank office locations were repealed effectively allowing statewide branching. Since that date, banks have been allowed to establish an unlimited number of offices in any location in Iowa subject to regulatory approval. Since July 1, 2004, six new offices have been added in Johnson County and seven in Linn County, while the population base has increase by 15,000, or 4.81%, in the last two years.

Item 1.   Business (Continued)

THE ECONOMY

The Bank’s primary trade territory is Johnson County, Iowa. Linn County, Iowa is becoming an increasingly important market, and the Bank has five offices open in Linn County. The Bank also has two offices in Washington County, Iowa. The table that follows shows employment information as of December 31, 2006, regarding the labor force and unemployment levels in the three counties in which the Bank has office locations along with comparable data on the United States and the State of Iowa.

	Labor Force	Unemployed	Rate %

United States	155,775,000	6,849,000	4.48%
State of Iowa	1,697,800	59,200	3.49%
Johnson County	77,900	1,900	2.44%
Linn County	116,100	4,500	3.88%
Washington County	12,900	400	3.10%

The unemployment rate for the Bank’s prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa. As discussed with the employment table of large employers in Johnson and Linn County, the University of Iowa’s impact on the local economy is very important in maintaining acceptable employment levels. The FY 2006-2007 budget for the University of Iowa is $2.3 billion with state appropriations of approximately $318 million, or about 13.9% of the total. In addition, the University of Iowa Hospitals and Clinics have a FY 2006-2007 budget of $755 million with 1.77% coming from the State of Iowa appropriation. While the State’s revenues have rebounded in the past two fiscal years, Iowa has experienced shortfalls in two of the last four budget cycles. The State’s budgetary constraints have not had a significant effect on the local economy. Johnson and Linn Counties have been one of the strongest economic areas in Iowa and have had substantial economic growth in the past ten years. The largest segment of the employed population is employed in manufacturing, management, professional or related occupations.

The economies in the counties continue to be enhanced by local Iowa colleges and the University of Iowa. In addition to providing quality employment, they enroll students who provide economic benefits to the area. The following table indicates Fall 2006 enrollment.

College	City	Enrollment

The University of Iowa	Iowa City	29,979
Coe College	Cedar Rapids	1,300
Cornell College	Mount Vernon	1,121
Kirkwood Community College	Cedar Rapids, Iowa City and Washington	15,055
Mount Mercy College	Cedar Rapids	1,482

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which historically has been affected by commodity prices and weather. The average price per acre of farm land continues to be an important factor to consider when reviewing the local economy. The average price per acre in Iowa in 2006 was $3,204 compared to $2,914 in 2005, a 9.95% increase. The range of average land prices in Johnson, Linn and Washington counties is between $3,624 and $3,983 per acre. The three counties average increase was 12.06% in 2006. The Bank’s total agricultural loans comprise about 3.8% of the Bank’s total loans.

Item 1.   Business (Continued)

SUPERVISION AND REGULATION

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Iowa Superintendent of Banking (the “Superintendent”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the “SEC”). The effect of applicable statutes, regulations and regulatory policies can be significant and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiary Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the stockholders, of financial institutions. The enforcement powers available to federal and state banking regulators are substantial and include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

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

Item 1.   Business (Continued)

Investments and Activities (cont.)  The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking . . .. as to be a proper incident thereto.” Under current regulations of the Federal Reserve, the Company either directly or through non-bank subsidiaries would be permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. Current Federal Reserve minimum requirements for a well capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%. As of December 31, 2006, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 9.00%, with total Tier 1 risk-based capital ratio of 12.05% and a total risk-based capital ratio of 13.31%.

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

Capital Requirements. Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets. At December 31, 2006, the Tier 1 risk-based leverage ratio of the Bank was 8.95% and exceeded the ratio required by the Superintendent.

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

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the Superintendent’s examination and supervision operations. Effective July 1, 2002 the Superintendent changed the method of computation of the supervisory assessment from billing for each state examination completed based on an hourly rate, to billing on an annual basis based on the assets of the bank, the expected hours needed to conduct examinations of that size bank and an additional amount if more work is required. For fiscal 2006 the assessment total was $103,772.

Item 1.   Business (Continued)

Community Investment and Consumer Protection Laws. The Community Reinvestment Act requires insured institutions to offer credit products and take other actions that respond to the credit needs of the community. Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act and the Fair Housing Act.

Dividends.  The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006. Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice. The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of total risk-based capital to assets of 8%, retained earnings of $16,254,000 as of December 31, 2006 are available for the payment of dividends to the Company.

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

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31

	2006	2005	2004

	(Amounts In Thousands)
ASSETS
Cash and cash equivalents	$23,840	$24,533	$23,069
Taxable securities	123,376	141,337	149,948
Nontaxable securities	82,031	76,858	71,182
Federal funds sold	878	7,295	3,013
Loans, net	1,217,009	1,060,011	935,259
Property and equipment, net	22,301	22,061	22,252
Other assets	27,984	25,949	26,615

	$1,497,419	$1,358,044	$1,231,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$135,249	$133,046	$124,108
Interest-bearing demand deposits	140,171	144,866	141,028
Savings deposits	264,210	259,267	239,997
Time deposits	518,313	467,878	399,915
Short-term borrowings	63,358	30,044	37,441
FHLB borrowings	231,691	190,438	167,563
Other liabilities	10,387	8,843	6,718
Redeemable common stock held by Employee Stock Ownership Plan	20,787	18,635	15,600
Stockholders’ equity	113,253	105,027	98,968

	$1,497,419	$1,358,044	$1,231,338

Item 1. Business (Continued) INTEREST INCOME AND EXPENSE

	Years Ended December 31

	2006	2005	2004

	(Amounts In Thousands)

Income:
Loans (1)	$80,393	$66,822	$57,697
Taxable securities	4,438	4,795	5,250
Nontaxable securities (1)	4,462	4,130	3,812
Federal funds sold	40	235	27

Total interest income	89,333	75,982	66,786

Expense:
Interest-bearing demand deposits	1,372	989	715
Savings deposits	5,318	3,619	1,797
Time deposits	21,151	15,057	11,790
Short-term borrowings	2,801	749	470
FHLB borrowings	11,720	9,949	9,113

Total interest expense	42,362	30,363	23,885

Net interest income	$46,971	$45,619	$42,901

(1) Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Item 1. Business (Continued) INTEREST RATES AND INTEREST DIFFERENTIAL

	Years Ended December 31

	2006	2005	2004

Average yields:
Loans (1)	6.59%	6.29%	6.16%
Loans (tax equivalent basis)	6.61	6.30	6.17
Taxable securities	3.60	3.39	3.50
Nontaxable securities	3.54	3.49	3.48
Nontaxable securities (tax equivalent basis)	5.44	5.37	5.36
Federal funds sold	4.51	3.21	0.90
Interest-bearing demand deposits	0.98	0.69	0.51
Savings deposits	2.01	1.40	0.75
Time deposits	4.08	3.22	2.95
Short-term borrowings	4.42	2.49	1.26
FHLB borrowings	4.99	5.22	5.44
Yield on average interest-earning assets	6.28	5.91	5.76
Rate on average interest-bearing liabilities	3.47	2.77	2.42
Net interest spread (2)	2.81	3.14	3.34
Net interest margin (3)	3.31	3.56	3.70

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.

(3)	Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.

Item 1. Business (Continued) CHANGES IN INTEREST INCOME AND EXPENSE

	Changes Due To Volume	Changes Due To Rates	Total Changes

	(Amounts In Thousands)
Year ended December 31, 2006:
Change in interest income:
Loans	$9,897	$3,674	$13,571
Taxable securities	(633)	276	(357)
Nontaxable securities	278	54	332
Federal funds sold	(206)	11	(195)

	9,336	4,015	13,351

Change in interest expense:
Interest-bearing demand deposits	18	(402)	(384)
Savings deposits	150	(1,846)	(1,696)
Time deposits	(1,621)	(4,475)	(6,096)
Federal funds purchased and securities sold under agreements to repurchase	(954)	(1,098)	(2,052)
FHLB borrowings	(2,155)	384	(1,771)

	(4,562)	(7,437)	(11,999)

Change in net interest income	$4,774	$(3,422)	$1,352

Year ended December 31, 2005:
Change in interest income:
Loans	$7,696	$1,429	$9,125
Taxable securities	(356)	(98)	(454)
Nontaxable securities	304	14	318
Federal funds sold	39	168	207

	7,683	1,513	9,196

Change in interest expense:
Interest-bearing demand deposits	(17)	(257)	(274)
Savings deposits	(138)	(1,684)	(1,822)
Time deposits	(2,001)	(1,266)	(3,267)
Federal funds purchased and securities sold under agreements to repurchase	128	(407)	(279)
FHLB borrowings	(1,215)	379	(836)

	(3,243)	(3,235)	(6,478)

Change in net interest income	$4,440	$(1,722)	$2,718

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

	December 31,

	2006	2005	2004	2003	2002

	(Amounts In Thousands)
Agricultural	$49,223	$43,730	$39,116	$38,153	$37,937
Commercial and financial	118,339	91,501	70,453	47,938	46,828
Real estate, construction	114,199	83,456	72,388	66,644	47,201
Real estate, mortgage	983,489	906,188	797,958	696,453	621,226
Loans to individuals	31,827	32,201	32,106	31,591	32,906

Total	$1,297,077	$1,157,076	$1,012,021	$880,779	$786,098

There were no foreign loans outstanding for any of the years presented.

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 2006:

	Amount Of Loans	One Year Or Less (1)	One To Five Years	Over Five Years

	(Amounts In Thousands)
Commercial	$167,562	$100,416	$55,158	$11,988
Real Estate	1,097,688	149,458	338,277	609,953
Other	31,827	12,326	18,756	745

Totals	$1,297,077	$262,200	$412,191	$622,686

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$579,070	$129,880	$393,098	$56,092
Variable rate	718,007	132,320	19,093	566,594

	$1,297,077	$262,200	$412,191	$622,686

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the notes are re-evaluated prior to their maturity and are likely to be extended.

Item 1.   Business (Continued)

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Company’s non-accrual, past due, restructured and non-performing loans as of December 31 for each of the years presented:

	2006	2005	2004	2003	2002

	(Amounts In Thousands)
Nonaccrual loans	$879	$175	$808	$3,944	$1,538
Accruing loans past due 90 days or more	4,983	1,910	2,313	2,296	2,516
Restructured loans	—	—	—	—	—
Non-performing (which includes non-accrual loans)	14,681	16,602	18,977	18,177	16,261

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Loans are placed on non-accrual status when management believes the collection of future principal and interest is not reasonably assured. The increase in non-accrual loans from December 31, 2005 to December 31, 2006 relates to three borrower relationships consisting of ten loans. Non-accrual loans represent 0.07% of total loans as of December 31, 2006 compared to 0.02% of total loans as of December 31, 2005. The non-accrual loans are considered to be impaired loans for purposes of reviewing the adequacy of the loan loss reserve. Interest income was not materially affected by this classification.

Accruing loans past due 90 days or more increased $3.1 million from 2005 to $4,983,000 as of December 31, 2006. Real estate loans make up approximately $4.2 million, or 85%, of this total. As of December 31, 2006 and 2005, loans 90 days past due and accruing were 0.38% and 0.16% of total loans, respectively.

The Company has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans. The Company has no interest-bearing assets, other than loans, that meet the non-accrual, past due, restructured or potential problem loan criteria.

Non-performing loans decreased by $1.9 million from December 31, 2005 to December 31, 2006. Non-performing loans include any loan that has been placed on nonaccrual status. Non-performing loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. The portion of non-performing loans that are real estate loans was $9.2 million at December 31, 2006 compared to $11.3 million at December 31, 2005. This decrease in non-performing loans is due primarily to an improvement in the credit quality of two commercial mortgages having an aggregate balance of approximately $3.4 million as of December 31, 2005. These two loans are no longer considered impaired. This decrease is offset by the increase in non-accrual loans noted above.

Specific allowances for losses on non-accrual and non-performing loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral if the loan is collateral dependent.

Item 1. Business (Continued) SUMMARY OF LOAN LOSS EXPERIENCE The following table summarizes the Bank’s loan loss experience for each of the last five years:

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(Amounts In Thousands)
Allowance for loan losses at beginning of year	$15,360	$13,790	$12,585	$12,125	$9,950

Charge-offs:
Agriculture	40	—	78	26	33
Commercial and financial	677	802	224	266	562
Real estate, mortgage	529	392	431	478	390
Loans to individuals	627	981	635	874	803

	1,873	2,175	1,368	1,644	1,788

Recoveries:
Agriculture	44	47	36	88	116
Commercial and financial	863	191	151	661	371
Real estate, mortgage	223	265	104	318	402
Loans to individuals	222	1,141	812	613	625

	1,352	1,644	1,103	1,680	1,514

Net charge-offs (recoveries)	521	531	265	(36)	274

Provision for loan losses (1)	3,011	2,101	1,470	424	2,449

Allowance for loan losses at end of year	$17,850	$15,360	$13,790	$12,585	$12,125

Ratio of net charge-offs (recoveries) during year to average loans outstanding	0.04%	0.05%	0.03%	0.00%	0.04%

(1)
For financial reporting purposes, management reviews the loan portfolio and determines the allowance for loan losses, which represents management’s judgment of the probable losses inherent in the Company’s loan portfolio. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The adequacy of the allowance is reviewed quarterly and considers the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio is a significant element in the determination of the provision for loan losses.

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of December 31, 2006, 2005, 2004, 2003 and 2002:

	2006			2005
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans

	(In Thousands)			(In Thousands)
Agriculture	$1,509	8.45%	3.79%	$1,528	9.95%	3.78%
Commercial	3,700	20.73	9.12	2,676	17.42	7.91
Real estate, construction	2,064	11.56	8.80	1,339	8.72	7.21
Real estate, mortgage	9,782	54.80	75.82	9,061	58.99	78.32
Consumer	795	4.46	2.47	756	4.92	2.78

	$17,850	100.00%	100.00%	$15,360	100.00%	100.00%

	2004			2003
Agriculture	$1,736	12.59%	3.87%	$2,470	19.63%	4.33%
Commercial	1,913	13.87	6.96	1,421	11.29	5.44
Real estate, construction	1,471	10.67	7.15	1,076	8.55	7.57
Real estate, mortgage	7,872	57.08	78.85	6,775	53.83	79.07
Consumer	798	5.79	3.17	843	6.70	3.59

	$13,790	100.00%	100.00%	$12,585	100.00%	100.00%

	2002
Agriculture	$2,219	18.30%	4.78%
Commercial	1,374	11.33	5.91
Real estate, construction	975	8.04	5.95
Real estate, mortgage	6,638	54.75	79.21
Consumer	919	7.58	4.15

	$12,125	100.00%	100.00%

The allowance for loan losses increased $2.5 million in 2006. The increase in and changes in the allocation of the allowance were due to volume changes of loans outstanding and a deterioration in credit quality. Such deterioration is not considered by management to be a material change in credit quality. Due to the volume increase in loans outstanding of $143.1 million in 2006, the allocation increased approximately $1.3 million. The allocation for loan growth for real estate mortgage loans was $0.7 million and reflected the $77.3 million growth in this category. The real estate construction allocation also increased $0.7 million due to loan growth of $30.7 million. The commercial loan allocation increased from $2.7 million at December 31, 2005 to $3.7 million at December 31, 2006 due to loan growth in 2006 of $26.8 million.

Item 1.   Business (Continued)

The increase in allocations based on current credit quality was $1.0 million. This increase is due in part to an increase of $19.1 million in watch loans from 2005 to 2006 resulting in an additional allocation of $0.6 million. The $19.1 million increase in watch loans is comprised of $15.1 million of commercial loans including commercial real estate, $7.3 million in construction loans, $4.2 million in residential mortgages and $1.6 million in agricultural loans. These increases were partially offset by decreases in watch loans of $8.8 million in multi-family residential loans and $0.3 million in consumer loans. Substandard loan balances were $20.5 million in 2006 and $20.6 in 2005. The increase in allocation related to substandard loans of $0.4 million resulted from the composition of loans included in this pool.

Residential real estate loan products that include features such as loan-to-values in excess of 100%, interest only payments or adjustable-rate mortgages, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan. The Bank does not offer this type of loan product.

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities, including stock of the Federal Home Loan Bank, which are principally held by the Bank as of December 31, 2006, 2005 and 2004 and the maturities and weighted average yields of the investment securities as of December 31, 2006:

	December 31,

	2006	2005	2004

	(Amounts In Thousands)
Carrying value:
Obligations of U. S. Government agencies and corporations	$106,825	$117,482	$133,929
Obligations of state and political subdivisions	84,159	79,519	75,194

	$190,984	$197,001	$209,123

	December 31, 2006

	Carrying Value	Weighted Average Yield

	(Amounts In Thousands)
Obligations of U. S. Government agencies and corporations, maturities:
Within 1 year	$38,970	3.38%
From 1 to 5 years	67,855	3.93

	$106,825

Obligations of state and political subdivisions, maturities:
Within 1 year	$8,328	5.82%
From 1 to 5 years	40,822	5.21
From 5 to 10 years	32,027	5.40
Over 10 years	2,982	5.86

	$84,159

Total	$190,984

Item 1.   Business (Continued)

INVESTMENT SECURITIES

As of December 31, 2006, there were no investment securities, exceeding 10% of stockholders’ equity, other than securities of the U. S. Government agencies and corporations.

The weighted average yield is based on the amortized cost of the investment securities. The yields are computed on a tax-equivalent basis using a federal tax rate of 35%.

DEPOSITS

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2006, 2005 and 2004 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2006:

	December 31,

	2006	Rate	2005	Rate	2004	Rate

	(Amounts In Thousands)
Average noninterest-bearing deposits	$135,249	0.00%	$133,046	0.00%	$124,108	0.00%
Average interest-bearing demand deposits	140,171	0.98	144,866	0.69	141,028	0.51
Average savings deposits	264,210	2.01	259,267	1.40	239,997	0.75
Average time deposits	518,313	4.08	467,878	3.22	399,915	2.95

	$1,057,943		$1,005,057		$905,048

Time certificates issued in amounts of $100,000 or more with maturity in:	Amount	Rate	Amount	Rate	Amount	Rate

	(Amounts In Thousands)
3 months or less	$27,220	4.62%	$17,288	2.90%	$10,059	1.81%
3 through 6 months	44,161	5.01	11,320	3.23	9,546	2.07
6 through 12 months	53,967	5.10	35,080	3.98	24,418	2.47
Over 12 months	24,104	4.45	35,001	4.07	39,687	3.66

	$149,452		$98,689		$83,710

There were no deposits in foreign banking offices.

Item 1.   Business (Continued)

RETURN ON STOCKHOLDERS’ EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders’ equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Return on average assets	1.04%	1.12%	1.15%
Return on average stockholders’ equity	13.74	14.47	14.34
Dividend payout ratio	23.75	22.44	22.44
Average stockholders’ equity to average assets ratio	7.56	7.73	8.04

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2006, 2005 and 2004:

	2006	2005	2004

	(Amounts In Thousands)

Outstanding balance as of December 31	$59,063	$34,537	$37,985
Weighted average interest rate at year end	4.40%	3.45%	1.83%
Maximum month-end balance	96,039	52,849	65,316
Average month-end balance	63,358	30,044	37,441
Weighted average interest rate for the year	4.42%	2.49%	1.26%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates during 2006, 2005 and 2004:

	2006	2005	2004

	(Amounts In Thousands)

Outstanding balance as of December 31	$235,379	$223,161	$167,542
Weighted average interest rate at year end	5.00%	5.00%	5.35%
Maximum month-end balance	248,161	223,161	167,574
Average month-end balance	231,691	190,438	167,563
Weighted average interest rate for the year	4.99%	5.22%	5.44%

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

Our income and cash flows depend to a great extent on the difference between the interest rates earned by us on interst-earning assets such as loans and investment securities and the interest rates paid by us on interest-bearing liabilities such as deposits and borrowings. If interest rates decrease, our net interest income could be negatively affected if interest earned on interest-earning assets, such as loans, mortgage-related securities, and other investment securities, decreases more quickly than interest paid on interest-bearing liabilities, such as deposits and borrowings. This would cause our net income to go down. In addition, if interest rates decline, our loans and investments may be prepaid earlier than expected, which may also lower our income. Rising interest rates may hurt our income because they may reduce the demand for loans and the value of our investment securities. Higher interest rates could adversely affect housing and other sectors of the economy that are interest-rate sensitive. Higher interest rates could cause deterioration in the quality of our loan portfolio. Interest rates are highly sensitive to many factors that are beyond our control, including general economics conditions and monetary policies established by the Federal Reserve Board. Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change.

We experience intense competition for loans and deposits.

Competition among financial institutions in attracting and retaining deposits and making loans is intense. Traditionally, our most direct competition for deposits has come from commercial banks, savings institutions and credit unions doing business in our areas of operation. Increasingly, we have experienced additional competition for deposits from nonbanking sources, such as securities firms, insurance companies, money market mutual funds and corporate and financial services subsidiaries of commercial and manufacturing companies. Competition for loans comes primarily from other commercial banks, savings institutions, consumer finance companies, credit unions, mortgage banking companies, insurance companies and other institutional lenders. We compete primarily on the basis of products offered, customer service and price. A number of institutions with which we compete enjoy the benefits of fewer regulatory constraints and lower cost structures. Some have greater assets and capital than we do and, thus, are better able to compete on the basis of price that we are. The increasingly competitive environment is primarily a result of changes in regulation and changes in technology and product delivery systems. These competitive trends are likely to continue.

We are subject to substantial regulation which could adversely affect our business and operations.

As a financial institution, we are subject to extensive state and federal regulation and supervision which materially affects our business. Such regulation and supervision is primarily intended for the protection of customers and deposit insurance funds. Statutes, regulations and policies to which we are subject may be changed at any time, and the interpretation and the application of those laws and regulations by our regulators is also subject to change. There can be no assurance that future changes in such statutes, regulations and policies or in their interpretation or application will not adversely affect us. We have established policies, procedures and systems designed to comply with these regulatory and operational risk requirements. However, we face complexity and costs in our compliance efforts. Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers or could result in enforcement actions, fines, penalties and lawsuits.

Item 1A. Risk Factors (Continued)

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

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with its loan portfolio, including the size and composition of the loan portfolio, current economic conditions and concentrations within the portfolio. Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect our financial results.

Our reported financial results depend in part on management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles (GAAP) and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting method to apply from two or more acceptable methods, any of which might be reasonable under the circumstances yet might result in our reporting materially different results than would have been reported under a different method.

Item 1A. Risk Factors (Continued)

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restatement of prior period financial statements.

We are exposed to risk of environmental liability when we take title to properties.

In the course of our business, we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to perform investigation or remediation activities that could be substantial. In addition, if we are the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our financial condition and results of operations could be adversely affected.

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

The other offices of Hills Bank and Trust, which are owned by the Bank except as, otherwise indicated below, are as follows:

1.
The Iowa City office, located at 1401 South Gilbert Street, is a one-story brick building containing approximately 15,400 square feet. The branch has five drive-up teller lanes and a drive-up, 24-hour ATM. The Bank’s trust department customer service representatives are located here. This building was constructed in 1982 and has been expanded several times, most recently in 1998.

2.
The Coralville office is a two-story building built in 1972 and expanded in 2001 that contains approximately 23,000 square feet of space. This office is equipped with four drive-up teller lanes and one ATM and is used primarily for retail banking services.

3.	A 2,800 square foot branch bank in North Liberty, Iowa was opened for business in 1986. This office is a full-service location including three drive-up teller lanes and a drive-up ATM.

4.
The Bank leases an office at 201 South Clinton Street in downtown Iowa City with approximately 5,800 square feet. The office has two 24-hour ATM’s and is located in the Old Capitol Town Center. The lease expires in 2014 with four additional five year terms available at the Bank’s option.

5.
In December 2001, the Bank opened a new East Side office location at 2621 Muscatine Avenue, Iowa City. The office is a 5,800 square foot, one-story building, and it has three drive-up lanes and a drive-up ATM.

6.
The Lisbon office is a two-story brick building in Lisbon, Iowa with approximately 3,000 square feet of banking retail space located on the first floor. The building was extensively remodeled in 1996 and has one drive-up lane and a walk-up, 24-hour ATM.

7.	The Mount Vernon office opened in February 1998 with the completion of a full-service, 4,200 square foot office, with four drive-up lanes and a drive-up ATM.

8.
In February 2000, the Bank opened a 2,900 square foot branch office in downtown Cedar Rapids that is leased. In April 2001, an additional contiguous 2,100 square feet of space was leased and then remodeled for retail banking purposes. The leases expire in 2011 and have one five year renewal option.

9.	The Kalona office is a 6,400 square foot building that contains a walk-up 24-hour ATM and one drive-up lane. This is an older building that was remodeled in late 1998.

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

Item 2. Properties (Continued)

13.
In September of 2006, the Bank opened an office in Wellman, Iowa, its second location in Washington County. The office consists of two buildings with the primary office space located at 228 8th Avenue. The secondary location houses a drive-up ATM.

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.

Item 3.   Legal Proceedings

There are no material pending legal proceedings. Neither the Company nor the Bank holds any properties that are the subject of hazardous waste clean-up investigations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 2006.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer                             Purchases of Equity Securities

There is no established trading market for the Company’s common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. The Company’s stock is not actively traded. As of February 28, 2007, the Company had 1,541 stockholders.

Based on the Company’s stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price

2006	71,696	36	$50.00	$46.50	(1)
2005	11,858	27	46.50	37.00	(2)
2004	8,842	22	37.00	33.67

(1)	2006 transactions included repurchases by the Company of 66,521 shares of stock under the 2005 Stock Repurchase Plan approved on August 8, 2005 (the “Repurchase Plan”). 2006 transactions made under the Repurchase Plan were made at prices that ranged from $46.50 to $50.00 per share.

(2)	2005 transactions included repurchases by the Company of 1,400 shares of stock under the Repurchase Plan. 2005 transactions made under the Repurchase Plan were made at prices that ranged from $45.00 to $46.50 per share.

The Company paid aggregate annual cash dividends in 2006, 2005 and 2004 of $3,696,000, $3,412,000 and $3,185,000 respectively, or $.81 per share in 2006, $.75 per share in 2005 and $.70 per share in 2004. In January 2007, the Company declared and paid a dividend of $.86 per share totaling $3,873,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities (Continued)

The following table sets forth the Company’s equity compensation plan information as of December 31, 2006, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)

Equity compensation plans approved by security holders	57,195	$26.79	116,981

Equity compensation plans not approved by security holders	—	N/A	—

Total	57,195	$26.79	116,981

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

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2006:

Period in 2006	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1 to October 31	145	$49.00	11,237	738,763

November 1 to November 30	4,284	50.00	15,521	734,479

December 1 to December 31	52,400	50.00	67,921	682,079

Total	56,829	$50.00	67,921	682,079

Item 6. Selected Financial Data CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

	2006	2005	2004	2003	2002

YEAR-END TOTALS (Amounts in Thousands)
Total assets	$1,551,233	$1,433,649	$1,290,449	$1,183,521	$1,098,547
Investment securities	190,984	209,001	218,016	236,157	214,211
Federal funds sold	—	—	—	13,233	32,514
Loans held for sale	3,808	702	3,908	1,960	6,884
Loans, net	1,279,227	1,141,716	998,231	868,194	773,973
Deposits	1,107,409	1,036,414	957,236	868,652	802,321
Federal Home Loan Bank borrowings	235,379	223,161	167,542	167,574	167,606
Redeemable common stock	20,940	20,634	16,336	14,864	12,951
Stockholders’ equity	118,639	109,479	103,803	96,765	88,084

EARNINGS (Amounts in Thousands)
Interest income	$87,618	$74,403	$65,324	$63,381	$64,561
Interest expense	42,362	30,363	23,885	26,405	31,141
Provision for loan losses	3,011	2,101	1,470	424	2,449
Other income	14,611	12,808	12,542	13,852	10,658
Other expenses	34,364	32,861	31,965	29,137	25,043
Income taxes	6,933	6,684	6,351	6,998	5,122
Net income	15,559	15,202	14,195	14,269	11,464

PER SHARE
Net income:
Basic	$3.42	$3.34	$3.12	$3.15	$2.55
Diluted	3.39	3.32	3.11	3.14	2.53
Cash dividends	0.81	0.75	0.70	0.63	0.58
Book value as of December 31	26.34	24.00	22.82	21.27	19.56
Increase (decrease) in book value due to:
ESOP obligation	(4.65)	(4.52)	(3.59)	(3.27)	(2.88)
Accumulated other comprehensive income (loss)	(0.28)	(0.39)	0.13	0.68	1.05

SELECTED RATIOS
Return on average assets	1.04%	1.12%	1.15%	1.24%	1.10%
Return on average equity	13.74	14.47	14.34	15.36	14.05
Return on average equity net of ESOP obligation	11.61	12.29	12.39	13.36	12.18
Net interest margin	3.31	3.56	3.70	3.53	3.59
Average stockholders’ equity to average total assets	7.56	7.73	8.04	8.04	7.85
Dividend payout ratio	23.75	22.44	22.44	19.99	22.87

Item 7.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operation

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

An overview of the year 2006 is presented following the section discussing a special note regarding forward looking statements.

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

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operation (Continued)

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The economic impact of terrorist attacks and military actions.

•	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices that may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Overview

The Company is a bank holding company engaged, through its wholly-owned subsidiary bank, in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the“Bank”). The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa. The Bank opened its Wellman location in September 2006.

The Company’s net income for 2006 was $15,559,000 compared to $15,202,000 in 2005. Diluted earnings per share were $3.39 and $3.32 for the years ended December 31, 2006 and 2005, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage. Net interest margin is the ratio of tax equivalent net interest income to average earning assets. For the year ended December 31, 2006, the Bank achieved a net interest margin of 3.31% compared to 3.56% in 2005, which resulted in a decrease of $3.4 million in net interest income attributable to the reduction in the net interest margin percentage. This decrease was more than offset by an increase of $4.8 million in net interest income attributable to growth of $137.8 million in the Bank’s average earning assets. Together, these factors resulted in a $1.4 million increase in net interest income on a tax-equivalent basis.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation  (Continued)

Highlights with respect to items on the Company’s balance sheet as of December 31, 2006 included the following:

•	Net loans totaling $1.283 billion.

•	Loan growth in 2006 of $143.1 million and deposit growth of $71.0 million in 2006.

•	Short-term borrowings increased $24.5 million and Federal Home Loan Bank borrowings increased $12.2 million.

•	Stockholders’ equity increased $9.2 million in 2006, with dividends having been paid in 2006 of $3.7 million.

The return on average equity was 13.74% in 2006 compared to 14.47% in 2005. The returns for the three previous years, 2004, 2003 and 2002, were 14.34%, 15.36% and 14.05%, respectively. The total equity of the Company remains strong as of December 31, 2006 with total risk-based capital at 13.31% and Tier 1 risk-based capital at 12.05%. The minimum regulatory guidelines are 8% and 4% respectively. The Company continues to increase the dividend per share with $.81, $.75 and $.70 having been paid out in the years ended December 31, 2006, 2005 and 2004, respectively.

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although management believes the levels of the allowance as of December 31, 2006 and 2005 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Position

Year End Amounts (Amounts In Thousands)	2006	2005	2004	2003	2002

Total assets	$1,551,233	$1,433,649	$1,290,449	$1,183,521	$1,098,547

Investment securities	190,984	209,001	218,016	236,157	214,211

Loans, net of allowance for losses (“Net Loans”)	1,283,035	1,142,418	1,002,139	870,154	780,857

Deposits	1,107,409	1,036,414	957,236	868,652	802,321

Federal Home Loan Bank borrowings	235,379	223,161	167,542	167,574	167,606

Stockholders’ equity	118,639	109,479	103,803	96,765	88,084

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operations  (Continued)

Total assets at December 31, 2006 increased $117.6 million, or 8.20%, from the prior year-end. Asset growth from 2004 to 2005 was $143.2 million and represented an 11.10% increase. The largest growth in assets occurred in Net Loans, which had an increase of $140.6 million and $140.3 million for the years ended December 31, 2006 and 2005, respectively. Net Loans include loans held for sale to the secondary market of $3.8 million compared to $0.7 million at the end of 2005.

Loan demand remained strong in 2006 despite the increase in interest rates. The rise in interest rates is also discussed in the net income overview that follows this financial position review. In 2006, the federal funds target rate has been raised by the Federal Reserve Open Market Committee from 4.25% to 5.25% with four increases of 0.25% each for a total of 1.00%. The upward movement of the federal funds target rate started on June 30, 2004 when the rate was increased from 1.00% to 1.25% and has increased 17 times thru December 31, 2006. The last increase was on June 29, 2006. The Federal Reserve Open Market Committee did not raise the target rate at its August, September, October or December 2006 meetings. Interest rates on loans are generally affected by these increases since interest rates for the U.S. Treasury market normally increase when the Federal Reserve Board raises the federal funds rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. Increases in interest rates may at some point materially reduce loan demand and slow the economy, but at the current interest rate levels, demand for loans remains good. The average rate index increases for 2006 compared to 2005, for the one, three and five year indexes were 1.22%, 0.79% and .64%, respectively. During this same period, the average federal funds rate increased from 3.20% in 2005 to 4.82%. These changes caused a flattening of the investment yield curve and also the large increase in short-term federal funds of 163 basis points with only a 64 point increase in the five year index.

Loans secured by real estate represent the largest increase in loan growth. These loans increased $77.3 million in 2006 and increased $108.2 million in 2005. The real estate loans for one-to-four family residential properties accounted for increases of $65.3 million in 2006 and $46.4 million in 2005. Commercial real estate loans increased a net $34.8 million for 2006 and $50.3 million for 2005. The other large increase for loans occurred for commercial loans which in 2006 increased a total of $26.8 million and $21.0 million in 2005. The overall economy in the Company’s principal place of business, Johnson and Linn Counties, remains in good condition with unemployment levels that remain low. Competition for quality loans and deposits will continue to be a challenge. In both counties, new banks and credit unions have been opened in the last few years. Between 2004 and 2006, six new banking locations were added in Johnson County and seven in Linn County. The thirteen new locations include an office of one of the state’s largest credit unions. The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $71.0 million in 2006. Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, increased from $34.5 million to $59.1 million. Federal funds purchased increased by $3.8 million, and repurchase agreements increased $20.8 million. Deposits increased by $79.2 million in 2005. As of June 30, 2006, Johnson County total deposits were $2.2 billion and the Company’s deposits were $781 million, which represent a 34.8% market share. At June 30, 2005, deposits were $771 million or a 37.0% market share. At $4.1 billion as of June 30, 2006, the Linn County deposit market is about twice the size of the Johnson County deposit market. The five Linn County offices of the Company had deposits of $232 million or a 5.7% share of the market. The Company’s Linn County deposits at June 30, 2005 were $172 million and represented a 4.5% market share.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation  (Continued)

Investment securities decreased by $18.02 million in 2006. In 2005, investment securities decreased by $9.02 million. The investment portfolio consists of $178.1 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity. The securities portfolio, which includes tax exempt securities and stock of the FHLB that is required for borrowings, is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management. See Footnote 2 to the Company’s financial statements.

During 2006, the major funding sources for the growth in loans were the $71.0 million increase in deposits and additional funding from repurchase agreements, federal funds purchased and the Federal Home Loan Bank (FHLB). In 2005, the major source of funding for the growth in loans was deposit growth of $79.2 million. Total advances from the FHLB were $235.4 million and $223.2 million for 2006 and 2005, respectively. It is expected that the FHLB funding source will be used in the future when loan growth exceeds deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Stockholders’ equity was $118.6 million at December 31, 2006 compared to $109.5 million at December 31, 2005. The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section. Over the last five years, the Company has realized cumulative earnings of $70.7 million and paid shareholders dividends of $15.8 million, or 22.3% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% Increase (Decrease)	E.P.S.- Diluted

	(In Thousands)
2006	$15,559	2.35%	$3.39
2005	15,202	7.09	3.32
2004	14,195	(0.05)	3.11
2003	14,269	24.47	3.14
2002	11,464	13.01	2.53

Net income for 2006 increased by $0.4 million or 2.35% and diluted earnings per share increased 2.11%. A significant factor that aided in increasing the level of profit in 2006 was the growth of average earning assets. This item accounted for a $4.7 million increase in the net interest income on a tax-equivalent basis and more than offset the increased provision for loan losses of $0.9 million and the decrease in net interest margin. The increase in operating expenses of $1.5 million for the year was offset by a $1.8 million increase in other income.

Annual fluctuations in the Company’s net income continue to be driven primarily by two important factors. The first important factor is net interest margin. Net interest income of $45.3 million in 2006 was derived from the Company’s $1.423 billion of average earning assets and its net interest margin of 3.31%, compared to $1.286 billion of average earning assets and a 3.56% net interest margin in 2005. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of only 10 basis points to 3.21% would result in a $1.4 million decrease in income before taxes. Similarly, an increase in the net interest margin of 10 basis points to 3.41% would increase income before income taxes by $1.4 million. Net interest margin decreased in 2005 to 3.56% from 3.70% in 2004.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation  (Continued)

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to $1.3 billion at the end of 2006. The growth in the loans outstanding was a principal factor in the increase in the Company’s allowance for loan losses to $17.9 million at December 31, 2006. The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled $3,011,000, $2,101,000 and $1,470,000 for 2006, 2005 and 2004, respectively. (See Note 3 to the Financial Statements.) A discussion in detail is included in the Provisions for Loan Losses section below.

Net income for 2005 was $15,202,000, or diluted earnings per share of $3.32. For 2005, diluted earnings per share increased $.21 per share. Net income for the year ended December 31, 2005, represented a $1,007,000 increase over the reported income for the same period in 2004. Net interest income, including fees, increased $2.6 million for the year ended December 31, 2005 compared to 2004. This increase in net interest income was due to an increase in average earning assets of $126.1 million in 2005. The increase in net interest income was partially offset by a $0.6 million increase in the loan loss provision. Noninterest income increased 2.12% in 2005 to $12,808,000. Noninterest expense increased from $31,965,000 in 2004 to $32,861,000 in 2005, or 2.80%.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The volume of average earning assets has continued to grow each year, primarily due to new loans. The net interest margin decreased in 2006 to 3.31% and this compares to 3.56% in 2005, 3.70% in 2004, 3.53% in 2003 and 3.59% in 2002. The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 2006 as follows:

			Increase (Decrease)
	Change In Average Balance	Change In Average Rate
			Volume Changes	Rate Changes	Net Change

	(Amounts In Thousands)
Interest income:

Loans, net	$156,998	0.31%	$9,897	$3,674	$13,571

Taxable securities	(17,961)	0.21	(633)	276	(357)

Nontaxable securities	5,173	0.07	277	54	331

Federal funds sold	(6,417)	1.30	(206)	11	(195)

	$137,793		$9,335	$4,015	$13,350

Interest expense:
Interest-bearing demand deposits	$(4,695)	0.29%	$18	$(402)	$(384)

Savings deposits	4,943	0.61	150	(1,846)	(1,696)

Time deposits	50,435	0.86	(1,621)	(4,475)	(6,096)

Short-term borrowings	33,314	1.93	(954)	(1,098)	(2,052)

FHLB borrowings	41,253	(0.23)	(2,155)	384	(1,771)

	$125,250		$(4,562)	$(7,437)	$(11,999)

Change in net interest income			$4,773	$(3,422)	$1,351

Net interest income changes for 2005 were as follows:

	Change In Average Balance	Effect Of Volume Changes	Effect Of Rate Changes	Net Change

	(Amounts In Thousands)
Interest-earning assets	$126,099	$7,683	$1,513	$9,196
Interest-bearing liabilities	106,549	(3,243)	(3,235)	$(6,478)

Change in net interest income		$4,440	$(1,722)	$2,718

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued) A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2006	2005	2004

Yield on average interest-earning assets	6.28%	5.91%	5.76%
Rate on average interest-bearing liabilities	3.47	2.77	2.42

Net interest spread	2.81	3.14	3.34
Effect of noninterest-bearing funds	0.50	0.42	0.36

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.31%	3.56%	3.70%

Provision for Loan Losses

The provision for loan losses totaled $3,011,000, $2,101,000 and $1,470,000 for 2006, 2005 and 2004 respectively. Loan charge-offs net of recoveries were $521,000 in 2006 and $531,000 in 2005 and $265,000 in 2004. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the impact on the borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks (primarily agricultural loans).

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments. The Company also considers the state of the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space. In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate. As of December 31, 2006, the unemployment levels in Johnson County and Linn County were 2.5% and 3.9%, respectively, compared to 2.7% and 4.6% in December of 2005. These levels compare favorably to the State of Iowa at 3.5% and the national unemployment level at 4.5%, which were 4.5% and 4.9%, respectively in December, 2005. The residential rental vacancy rates in 2006 in Johnson County, the largest trade area for the Company, were estimated at 10.0% in Iowa City and Coralville and 10.00% in the Cedar Rapids area. The estimated vacancy rates for both markets were 10% one year ago. The State of Iowa vacancy rate is 13.1% and the national rate is 9.9% with the Midwest rate at 12.6%. These vacancy rates one year ago were 9.4%, 9.9% and 13.4%, respectively. The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.

The amount of problem or watch loans considered in the reserve computation increased by approximately $1.2 million in 2005 and by approximately $1.1 million from the end of 2003 to 2004. The increase was related to real estate mortgage loans. Overall loan balances for such loans continue to increase significantly. Some softness in the rental market place has been observed, although loan delinquency is about at the same level as the preceding year. The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented. For the years ended December 31, 2006, 2005 and 2004, recoveries were $1,352,000, $1,644,000, and $1,103,000, respectively; charge-offs were $1,873,000, $2,175,000 and $1,368,000 in 2006, 2005 and 2004, respectively.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operation (Continued)

The allowance for loan losses totaled $17,850,000 at December 31, 2006 compared to $15,360,000 at December 31, 2005. The percentage of the allowance to outstanding loans was 1.37% and 1.33% at December 31, 2006 and 2005, respectively. The percentage increase was due to loan growth (fueled primarily by an increase in demand for real estate mortgage loans) and an increase in the amount of “problem” or “watch” loans as a percentage of total loans outstanding. The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in Net Loans outstanding. The methodology used in 2006 is consistent with the methodology used in the prior year.

Agricultural loans totaled $49,223,000 and $43,730,000 at December 31, 2006 and 2005, respectively. The level of agriculture loans during the last five years compared to total loans has varied from a high of 4.78% in 2002 to a low of 3.78% in 2005. Management has assessed the risks for agricultural loans to be higher than other loans due to unpredictable commodity prices, the effects of weather on crops and uncertainties regarding government support programs. In particular, loans that are in the swine production segment continue to be of major concern as prices for hogs are subject to severe fluctuations.

The University of Iowa, because of its 23,600 employees and because of its total budget in Johnson County, has a tremendous impact on the economy of the Bank’s primary trade area. In 2006 and 2005, the University of Iowa helped Johnson County’s economy remain strong. The economy of the state of Iowa has recovered somewhat from recent weakness, but the University continues to suffer from budget limitations. For its fiscal year beginning July 1, 2006, the University expects continued budget constraints. The possible effects on the local economy cannot be predicted, but such budget limitations may weaken the economy in future years.

Other Income

The other income of the Company was $14,611,000 in 2006 compared to $12,808,000 in 2005. The net increase of $1,803,000 was the result of a combination of factors discussed below. In 2005, the total other income increased $266,000 from 2004. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The gain was $859,000 in 2006, $1,074,000 in 2005 and $1,495,000 in 2004. The number of loans sold in 2006 was approximately 94% of the volume in 2005 and 69% of the activity experienced in 2004. Also, the fee per loan in 2005 was approximately 17% higher than the fee per loan in 2006. The volume of activity in these types of loans is directly related to the level of interest rates. Many consumers took advantage of the rates and refinanced their mortgages prior to 2004. In 2004, 2005 and 2006, rates did not drop sufficiently to make it feasible for a large volume of refinancing to occur. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $433,000 to $3,423,000 in 2006. Trust fees increased $270,000 in 2005. As of December 31, 2006, the Bank’s Trust Department had $857 million in assets under management compared to $787 million and $694 million at December 31, 2005 and 2004, respectively. Trust fees are based on total assets under management. The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 55% of assets under management. In 2006, the market value of such common stock increased. In 2005, the market value was stable. As an example of the changes in market value, the Dow Jones Industrial Average increased over 16% in 2006 and over 3% in 2004. This average decreased less than 1% in 2005.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operation (Continued)

Service charges and fees increased $1,023,000 in 2006 to $6,927,000 from $5,904,000 in 2005. Such charges and fees include fees on deposit accounts and credit card processing fees on merchant accounts. Service fees on deposit accounts increased $729,000 in 2006 compared to the prior year as a result of new fee income strategies implemented in the third quarter of 2005. Other noninterest income was $2,621,000 in 2006 and $2,332,000 in 2005. Debit card interchange fees increased by $225,000 and point of sale pin interchange income increased by $134,000. Both of the increases were due to volume changes in debit card usage and are included in other noninterest income. Total other income was partially offset by $234,000 in investment securities losses in 2005. In 2006 and 2004, no securities losses were reported.

Service charges and fees increased by $650,000 from 2004 to 2005, resulting in total fees of $5,904,000 in 2005. Service fees on deposit accounts increased $196,000 in 2005 compared to 2004 due to increased volume, debit card interchange fees increased $362,000 and credit card processing fee income was up $91,000.

Other Expenses

Total other expenses were $34,364,000 and $32,861,000 for the years ended December 31, 2006 and 2005, respectively. The increase is $1,503,000 or 4.57% in 2006 and $896,000 or 2.80% in 2005. Salaries and employee benefits, the largest component of non-interest expense increased $1,379,000 in 2006, an 8.07% change. This increase includes $918,000 in direct salaries, a 7.19% increase which resulted from annual pay adjustments and the addition of twelve employees in 2006. Another component of salaries and employee benefits expense is compensation expense related to the officers’ deferred compensation plan and costs associated with restricted common stock awarded to various officers, which decreased by $199,000. This decrease is primarily the result of the change in the appraised value of the Company’s common stock. Effective June 30, 2005, as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company began obtaining a quarterly independent appraisal of the shares of stock. Previously, the Company was obtaining an independent appraisal of the shares of stock on an annual basis for the Company’s ESOP. Due to the 2005 Stock Repurchase Program, no marketability discount was given on the new quarterly appraisals and the result was the removal by the independent appraiser of a 10% minority interest adjustment. The appraisal value of the stock based on the latest appraisal is $50.00 per share, which resulted in a per share increase of $3.50 for 2006. This compares to a $9.50 per share increase in 2005. The final appraisal for each quarter will be completed approximately forty days after each quarter end and sixty days after year-end. Medical expenses included with salaries and benefits increased to $1.5 million from $1.2 million in 2005. Beginning in 2005, the Company changed its medical plan from a self-insured plan to a full-premium plan. The actual claims paid in 2005 that were incurred but not reported prior to December 31, 2004 were under the plan administrator’s estimate by $132,000 and that reduced the 2005 expense. In addition, premiums for the medical plan increased 12% in 2006.

Occupancy expense increased $67,000 with increases of $34,000 in property taxes and $20,000 in utilities in 2006. In 2006, furniture and equipment expense included depreciation expense of $1,817,000 and $1,069,000 in equipment and software maintenance contracts. These expenses one year ago were $1,835,000 for depreciation and $983,000 for the maintenance contracts. The increase in maintenance contract expense in 2006 is due to the equipment and software purchased during the year and the related maintenance contracts.

Advertising and business development totaled $1,843,000 in 2006, a $58,000 decrease from the prior year. In 2005, as a result of the Company’s scorecard points awarded for credit card charges, the Bank incurred costs of $247,000 compared to $179,000 in 2006. The decrease of $68,000 is due to fewer points being redeemed in 2006. Also, charitable contributions decreased $57,000 to $31,000 in 2006; in 2005 charitable contributions included a $50,000 donation to the American Red Cross to assist the victims of Hurricane Katrina.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation  (Continued)

Outside services decreased $111,000 in 2006 to $4,888,000 as of December 31, 2006 compared to the same period in 2005. Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Professional fees decreased $242,000 from 2005 to a total of $1,472,000 for 2006. 2005 expenses included $226,000 for consulting fees for new fee income strategies. Credit card, debit card and merchant card processing increased $81,000 due to a volume increase in transactions.

Total other expenses were $31,965,000 for the year ended December 31, 2004. The increase in expenses in 2005 was $896,000. This included an increase of $441,000 in salaries and benefits, which was the direct result of salary adjustments for 2005. Medical expenses included with salaries and benefits decreased to $1.2 million from $1.3 million in 2005. Advertising and business development expenses decreased $330,000 in 2005. This change was due in part to a $160,000 decrease in the redemption of scorecard points awarded for credit card charges. In addition, there was an increase in outside services of $424,000. Outsourcing of internal audit work in 2005 accounted for $29,000 of the increase and consulting fees for new income strategy were $226,000 of the increase.

Income Taxes

Income tax expense was $6,933,000, $6,684,000 and $6,351,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Income taxes as a percentage of income before income taxes were 30.82% in 2006, 30.54% in 2005 and 30.91% in 2004. The amount of tax credits were $566,000, $678,000 and $596,000 for 2006, 2005 and 2004, respectively. In 2005, the final tax credits were taken on one tax credit property. The decrease in tax credits in 2006 reflects credits for the remaining tax credit property.

Impact of Recently Issued Accounting Standards

As of January 1,2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R) which requires companies to recognize in compensation expense the grant-date fair value of stock awards issued to employees and directors. The Company adopted FAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of FAS 123R. As a result of applying FAS l23R, the Company recognized share-based compensation expense of $ 44,000 for the year ended December 31, 2006.

As of January 1, 2006, the Company has elected to use the guidance issued by the FASB in Position FAS No. l23R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP FAS 123R-3”). FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements of FAS 123R. FAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting FAS 123R, termed the Additional Paid in Capital Pool (“APIC Pool”), assuming the company had been following the recognition provisions prescribed by FAS 123. The adoption of the FSP does not have an impact on the Company’s overall results of operations.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation  (Continued)

Impact of Recently Issued Accounting Standards (cont.)

In March 2004, the Emerging Issues Task Force (EITF) revisited EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application of Certain Investments. Effective with reporting periods beginning after June 15, 2004 revised EITF No. 03-1 would have required companies carrying certain types of debt and equity securities at amounts higher than the securities’ fair market values to use more detailed criteria to evaluate whether to record a loss and to disclose additional information about unrealized losses. The FASB subsequently issued a staff position deferring the effective date of the measurement and recognition provisions of the revised EITF No. 03-1 until further implementation issues could be resolved. On November 3, 2005, the FASB issued a Staff Position (FSP) that addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005. Adoption of the FSP did not have a material impact on the Company’s financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

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

In March 2006, the FASB issued FASB Statement No. 156 (“FAS 156”), Accounting for Servicing of Financial Assets and amendment of FASB Statement No. 140 (“FAS 140”), Accounting for Transfers and Extinguishment of Liabilities.  FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the Company to elect either the fair value measurement method with changes in fair value reflected in earnings or the amortization method as defined in FAS 140 for subsequent measurements. FAS 156 is effective for the Company as of January 1, 2007. The adoption of this statement will not have a significant effect on the Company’s financial statements.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation  (Continued)

Impact of Recently Issued Accounting Standards (cont.)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for years ending on or after November 15, 2006. The adoption of SAB 108 did not have any effect on the Company’s financial statements.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation  (Continued)

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 2006, the Company’s interest rate sensitivity report is as follows (amounts in thousands):

	Repricing Maturities Immediately	Days				More Than One Year	Total

		2-30	31-90	91-180	181-365

Earning assets:
Investment securities	$—	$1,940	$5,005	$10,530	$17,275	$156,234	$190,984
Loans	7,337	183,425	35,693	54,301	96,082	924,047	1,300,885

Total	7,337	185,365	40,698	64,831	113,357	1,080,281	1,491,869

Sources of funds:
Interest-bearing checking and savings accounts	133,022	—	—	—	—	254,554	387,576
Certificates of deposit	—	24,381	75,918	167,249	179,803	129,208	576,559
Other borrowings - FHLB	—	10,000	20,000	20,000	—	185,379	235,379
Federal funds and repurchase agreements	59,063	—	—	—	—	—	59,063

	192,085	34,381	95,918	187,249	179,803	569,141	1,258,577

Other sources, primarily noninterest- bearing	—	—	—	—	—	143,274	143,274

Total sources	192,085	34,381	95,918	187,249	179,803	712,415	1,401,851

Interest Rate Gap	$(184,748)	$150,984	$(55,220)	$(122,418)	$(66,446)	$367,866	$90,018

Cumulative Interest Rate Gap at December 31, 2006	$(184,748)	$(33,764)	$(88,984)	$(211,402)	$(277,848)	$90,018

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation  (Continued)

The table set forth above includes the portion of the balances in interest-bearing checking, savings and money market accounts that management has estimated to mature within one year. The classifications are used because the Bank’s historical data indicates that these have been very stable deposits without much interest rate fluctuation. Historically, these accounts would not need to be adjusted upward as quickly in a period of rate increases so the interest risk exposure would be less than the re-pricing schedule indicates. The FHLB borrowings are classified based on either their due date or if they are callable on their most likely call date based on the interest rate.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $983,000 as of December 31, 2006. In 2006, the Company received dividends of $3,696,000 from its subsidiary Bank and used those funds to pay dividends to its stockholders of $3,696,000.

The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary Bank, which affects the Bank’s dividends to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary Bank, certain of its retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company totaled approximately $16,254,000, $13,720,000 and $13,282,000 as of December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, stockholders’ equity, before deducting for the maximum cash obligation related to the ESOP, was $139,579,000 and $130,113,000 respectively. This measure of stockholders’ equity as a percent of total assets was 9.00% at December 31, 2006 and 9.08% at December 31, 2005. As of December 31, 2006, total equity was 7.65% of assets compared to 7.64% of assets at the prior year end.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991, and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements that member banks must maintain.

As of December 31, 2006, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders’ equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighting the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by “credit conversion factors” to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

The Bank is an insured state bank, incorporated under the laws of the state of Iowa. As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the “Superintendent”). Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain circumstances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets. At December 31, 2006, the Tier 1 risk-based leverage ratio of the Bank was 8.95% and exceeded the ratio required by the Superintendent.

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2006 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2006:
Company:
Total risk-based capital	$152,737	13.31%	8.00%	10.00%

Tier 1 risk-based capital	138,344	12.05	4.00	6.00

Leverage ratio	138,344	9.00	3.00	5.00

Bank:
Total risk-based capital	151,983	13.25	8.00	10.00

Tier 1 risk-based capital	137,599	11.99	4.00	6.00

Leverage ratio	137,599	8.95	3.00	5.00

The Bank is classified as “well capitalized” by FDIC capital guidelines.

On a consolidated basis, 2006 cash flows from operations provided $16,454,000; proceeds of net securities sold provided $18,351,000 and net increases in deposits provided $70,995,000. These cash flows were invested in Net Loans of $140,522,000. Also, net borrowings from the FHLB increased by $12,218,000 to assist in the funding of the Bank’s increased loan demand. In addition, $2,199,000 was used to purchase property and equipment.

At December 31, 2006, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $200,786,000 (see Note 14 to the Financial Statements). Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements. It may also obtain additional funds from the Federal Home Loan Bank (FHLB). The Bank as of December 31, 2006 can obtain an additional $206 million from the FHLB based on the current real estate mortgage loans held. In addition, the Bank has arranged $105 million of credit lines at three banks. The borrowings under these credit lines would be secured by the Bank’s investment securities.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Contractual Obligations and Commitments

As disclosed in Note 14 to the financial statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2006:

	Payments Due By Period

	(Amounts In Thousands)

	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years

Contractual obligations:
Long-term debt obligations	$235,379	$20,000	$70,379	$100,000	$45,000
Operating lease obligations	1,319	227	384	352	356

Total contractual obligations:	$236,698	$20,227	$70,763	$100,352	$45,356

Other commitments:
Lines of credit	$200,786	$170,673	$25,991	$3,901	$221
Standby letters of credit	10,107	10,107	—	—	—

Total other commitments	$210,893	$180,780	$25,991	$3,901	$221

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Related Party Transactions

The Bank’s primary transactions with related parties are the loan and deposit relationships it maintains with officers, directors and entities related to these individuals. The Bank makes loans to related parties under substantially the same interest rates, terms and collateral as those prevailing for comparable transactions with unrelated persons. In addition, these parties may maintain deposit account relationships with the Bank that also are on the same terms as with unrelated persons. As of December 31, 2006 and 2005, loan balances to related individuals and businesses totaled $32,638,000 and $35,797,000, respectively. Deposits from these related parties totaled $7,512,000 and $6,875,000 as of December 31, 2006 and 2005, respectively.

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

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$129,880	$96,567	$110,055	$98,946	$87,530	$56,092	$579,070	$514,163
Average interest rate	6.66%	6.16%	6.33%	6.36%	7.10%	5.71%	6.44%

Loans, variable:
Balance	$132,320	$8,481	$5,043	$2,406	$3,163	$566,594	$718,007	$718,007
Average interest rate	8.97%	7.71%	8.57%	8.40%	8.38%	6.09%	6.67%

Investments (1):
Balance	$47,298	$44,013	$36,442	$17,856	$10,366	$35,009	$190,984	$190,991
Average interest rate	3.80%	4.52%	4.55%	4.64%	4.83%	5.44%	4.55%

Liabilities:
Liquid deposits (2):
Balance	$388,559	$—	$—	$—	$—	$—	$388,559	$388,559
Average interest rate	1.75%	0.00%	0.00%	0.00%	0.00%	0.00%	1.75%

Deposits, certificates:
Balance	$447,351	$76,637	$28,379	$17,423	$6,769	$—	$576,559	$576,559
Average interest rate	4.68%	4.29%	3.82%	4.24%	4.55%	0.00%	4.57%

(1)	Includes all available-for-sale investments, held-to-maturity investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes passbook accounts, NOW accounts, Super NOW accounts and money market funds.

Item 8. Consolidated Financial Statements and Supplementary Data The consolidated financial statements and supplementary data are included on Pages 53 through 85.

KPMG LLP 2500 Ruan Center 666 Grand Avenue Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hills Bancorporation:

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hills Bancorporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Des Moines, Iowa
March 9, 2007

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Amounts In Thousands, Except Shares)

ASSETS	2006	2005

Cash and cash equivalents (Note 10)	$23,397	$29,956
Investment securities (Notes 2 and 6):
Available for sale at fair value (amortized cost 2006 $180,106; 2005 $199,673)	178,057	196,786
Held to maturity at amortized cost (fair value 2006 $177; 2005 $225)	170	215
Stock of Federal Home Loan Bank	12,757	12,000
Loans held for sale	3,808	702
Loans, net (Notes 3, 7 and 11)	1,279,227	1,141,716
Property and equipment, net (Note 4)	22,061	22,265
Tax credit real estate	7,111	7,595
Accrued interest receivable	10,292	8,619
Deferred income taxes, net (Note 9)	7,613	6,819
Goodwill	2,500	2,500
Other assets	4,240	4,476

	$1,551,233	$1,433,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$143,274	$146,799
Interest-bearing deposits (Note 5)	964,135	889,615

Total deposits	1,107,409	1,036,414
Short-term borrowings (Note 6)	59,063	34,537
Federal Home Loan Bank borrowings (Note 7)	235,379	223,161
Accrued interest payable	3,500	2,313
Other liabilities	6,303	7,111

	1,411,654	1,303,536

Commitments and Contingencies (Notes 8 and 14)

Redeemable Common Stock Held By Employee Stock Ownership Plan (ESOP) (Note 8)	20,940	20,634

Stockholders’ Equity (Note 10)
Capital stock, no par value; authorized 10,000,000 shares; issued 2006 4,571,659 shares; 2005 4,563,637 shares	—	—
Paid in capital	12,364	11,970
Retained earnings	131,852	119,989
Accumulated other comprehensive income (loss)	(1,265)	(1,783)
Treasury stock at cost (2006 67,921 shares; 2005 1,400 shares)	(3,372)	(63)

	139,579	130,113
Less maximum cash obligation related to ESOP shares (Note 8)	20,940	20,634

	118,639	109,479

	$1,551,233	$1,433,649

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004
(Amounts In Thousands, Except Per Share Amounts)

	2006	2005	2004

Interest income:
Loans, including fees	$80,240	$66,688	$57,569
Investment securities:
Taxable	4,438	4,795	5,250
Nontaxable	2,900	2,685	2,478
Federal funds sold	40	235	27

Total interest income	87,618	74,403	65,324

Interest expense:
Deposits	27,841	19,665	14,302
Short-term borrowings	2,801	749	470
FHLB borrowings	11,720	9,949	9,113

Total interest expense	42,362	30,363	23,885

Net interest income	45,256	44,040	41,439
Provision for loan losses (Note 3)	3,011	2,101	1,470

Net interest income after provision for loan losses	42,245	41,939	39,969

Other income:
Net gain on sale of loans	859	1,074	1,495
Net losses on sale of investment securities	—	(234)	—
Trust fees	3,423	2,990	2,720
Service charges and fees	6,927	5,904	5,254
Rental revenue on tax credit real estate	781	742	711
Other noninterest income	2,621	2,332	2,362

	14,611	12,808	12,542

Other expenses:
Salaries and employee benefits	18,468	17,089	16,648
Occupancy	2,222	2,155	2,124
Furniture and equipment	3,443	3,332	3,183
Office supplies and postage	1,297	1,161	1,215
Advertising and business development	1,843	1,901	2,231
Outside services	4,888	4,999	4,575
Rental expenses on tax credit real estate	958	955	927
Other noninterest expenses	1,245	1,269	1,062

	34,364	32,861	31,965

Income before income taxes	22,492	21,886	20,546
Income taxes (Note 9)	6,933	6,684	6,351

Net income	$15,559	$15,202	$14,195

Earnings per share:
Basic	$3.42	$3.34	$3.12
Diluted	3.39	3.32	3.11

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005 and 2004
(Amounts In Thousands)

	2006	2005	2004

Net income	$15,559	$15,202	$14,195

Other comprehensive income (loss),
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the year, net of income taxes 2006 $320; 2005 ($1,443); 2004 ($1,474)	518	(2,503)	(2,511)

Less: reclassification adjustment for losses included in net income, net of income taxes	—	144	—

Other comprehensive income (loss)	518	(2,359)	(2,511)

Comprehensive income	$16,077	$12,843	$11,684

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2003	$11,353	$97,189	$3,087	$(14,864)	$—	$96,765

Issuance of 222 shares of common stock	7	—	—	—	—	7
Forfeiture of 600 shares of common stock	(18)	—	—	—	—	(18)
Change related to ESOP shares	—	—	—	(1,472)	—	(1,472)
Net income	—	14,195	—	—	—	14,195
Income tax benefit related to share-based compensation	22	—	—	—	—	22
Cash dividends ($.70 per share)	—	(3,185)	—	—	—	(3,185)
Other comprehensive (loss)	—	—	(2,511)	—	—	(2,511)

Balance, December 31, 2004	$11,364	$108,199	$576	$(16,336)	$—	$103,803

Issuance of 14,882 shares of common stock	619	—	—	—	—	619
Forfeiture of 901shares of common stock	(29)	—	—	—	—	(29)
Change related to ESOP shares	—	—	—	(4,298)	—	(4,298)
Net income	—	15,202	—	—	—	15,202
Income tax benefit related to share-based compensation	16	—	—	—	—	16
Cash dividends ($.75 per share)	—	(3,412)	—	—	—	(3,412)
Purchase of 1,400 shares of common stock	—	—	—	—	(63)	(63)
Other comprehensive (loss)	—	—	(2,359)	—	—	(2,359)

Balance, December 31, 2005	$11,970	$119,989	$(1,783)	$(20,634)	$(63)	$109,479

Issuance of 9,715 shares of common stock	346	—	—	—	—	346
Forfeiture of 1,693 shares of common stock	(63)	—	—	—	—	(63)
Share-based compensation	44					44
Income tax benefit related to share-based compensation	67	—	—	—	—	67
Change related to ESOP shares	—	—	—	(306)	—	(306)
Net income	—	15,559	—	—	—	15,559
Cash dividends ($.81 per share)	—	(3,696)	—	—	—	(3,696)
Purchase of 66,521 shares of common stock	—	—	—	—	(3,309)	(3,309)
Other comprehensive income	—	—	518	—	—	518

Balance, December 31, 2006	$12,364	$131,852	$(1,265)	$(20,940)	$(3,372)	$118,639

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(Amounts In Thousands)

	2006	2005	2004

Cash Flows from Operating Activities
Net income	$15,559	$15,202	$14,195
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,403	2,418	2,467
Provision for loan losses	3,011	2,101	1,470
Net losses on sale of investment securities	—	234	—
Share-based compensation	44	—	—
Compensation expensed through issuance of common stock	207	590	7
Income tax benefits related to share-based compensation	67	16	22
Forfeiture of common stock	(63)	(29)	(18)
Provision for deferred income taxes	(1,114)	(870)	(621)
Increase in accrued interest receivable	(1,673)	(1,270)	(46)
Amortization of discount on investment securities, net	504	810	1,261
(Increase) decrease in other assets	236	(1,369)	(30)
Increase in accrued interest and other liabilities	379	1,878	1,807
Loans originated for sale	(104,286)	(113,565)	(144,017)
Proceeds on sales of loans	102,039	117,845	143,564
Net gain on sales of loans	(859)	(1,074)	(1,495)

Net cash and cash equivalents provided by operating activities	16,454	22,917	18,566

Proceeds from maturities of investment securities:
Available for sale	40,270	56,394	77,397
Held to maturity	45	4,785	6,898
Proceeds from sales of investment securities available for sale	—	10,465	—
Purchases of investment securities:
Available for sale	(21,964)	(67,475)	(67,455)
Held to maturity	—	—	(3,945)
Federal funds sold, net	—	—	13,233
Loans made to customers, net of collections	(140,522)	(145,586)	(131,507)
Purchases of property and equipment	(2,199)	(2,869)	(2,071)
Investment in tax credit real estate, net	484	415	(5,728)

Net cash used in investing activities	(123,886)	(143,871)	(113,178)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(Amounts In Thousands)

	2006	2005	2004

Cash Flows from Financing Activities
Net increase in deposits	70,995	79,178	88,584
Net (increase) decrease in short-term borrowings	24,526	(3,448)	8,059
Borrowings from FHLB	45,000	60,000	—
Payments on FHLB borrowings	(32,782)	(4,381)	(32)
Stock options exercised	139	28	—
Purchase of treasury stock	(3,309)	(63)	—
Dividends paid	(3,696)	(3,412)	(3,185)

Net cash provided by financing activities	100,873	127,902	93,426

Increase (decrease) in cash and cash equivalents	$(6,559)	$6,948	$(1,186)

Cash and cash equivalents:
Beginning of year	29,956	23,008	24,194

End of year	$23,397	$29,956	$23,008

Supplemental Disclosures Cash payments for:
Interest paid to depositors	$26,654	$18,984	$14,405
Interest paid on other obligations	14,521	10,698	9,583
Income taxes	8,193	6,770	6,021

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$306	$4,298	$1,472

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies

Nature of activities: Hills Bancorporation (the “Company”) is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.

The Bank competes with other financial institutions and nonfinancial institutions providing similar financial products. Although the loan activity of the Bank is diversified with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans, the Bank’s credit is concentrated in real estate loans. All of the Company’s operations are considered to be one reportable operating segment.

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

Certain significant estimates: The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involves certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2006 may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Available-for-sale securities consist of debt securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. There were no trading securities as of December 31, 2006 and 2005.

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

Unrealized losses judged to be other than temporary are charged to operations for both securities available for sale and securities held to maturity, and a new cost basis of the securities written down is established.

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

Loans are considered non-performing when, based on current information and events, it is probable the Bank will not be able to collect all amounts due. A non-performing loan includes any loan that has been placed on nonaccrual status. They also include loans based on current information and events that it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. The portion of the allowance for loan losses applicable to non-performing loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of non-performing loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Interest income on non-performing loans is recognized on the cash basis.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payments of interest or principal when they become due.

Loan fees and origination costs are reflected in the consolidated statements of income as collected or incurred. Compared to the net deferral method, this practice had no significant effect on income in any of the years presented.

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

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Tax credit real estate: Tax credit real estate represents two multi-family rental properties and an assisted living rental property, all which are affordable housing projects as of December 31, 2006. The Bank has a 99% limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. The properties are recorded at cost less accumulated depreciation. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Goodwill:   Goodwill represents the excess of cost over the fair value of the net assets acquired, and FASB Statement No. 142 provides for the elimination of the amortization of goodwill and other intangibles that are determined to have an indefinite life, and requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life. The carrying amount of goodwill as of December 31, 2006 and 2005 totaled $2,500,000.

Other real estate:    Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. Subsequent write downs estimated on the basis of later valuations, gains or losses on sales and net expenses incurred in maintaining such properties are charged to other non-interest expense. Other real estate is included in other assets and totaled $801,000 and $1,152,000 as of 2006 and 2005, respectively.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Earning per share:    Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding. The following table presents calculations of earnings per share:

	Year Ended December 31,
	2006	2005	2004

	(Amounts In Thousands)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	4,562,237	4,549,656	4,550,034
Weighted average number of net shares issued (redeemed)	(6,215)	4,165	141

Weighted average shares outstanding (basic)	4,556,022	4,553,821	4,550,175
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	25,581	22,354	15,511

Weighted average number of shares (diluted)	4,581,603	4,576,175	4,565,686

Net income (In Thousands)	$15,559	$15,202	$14,195

Earnings per share:
Basic	$3.42	$3.34	$3.12

Diluted	$3.39	$3.32	$3.11

Stock awards and options: For the year ended December 31, 2006, compensation expense for stock issued through the stock award plan is accounted for using the fair value method prescribed by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). Under this method, compensation expense is measured and recognized for all stock-based awards made to employees and directors based on the fair value of each option as of the date of the grant.

For the years ended December 31, 2005 and 2004, compensation expense for stock issued through the stock award plan was accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issues to Employees.” Under this method, compensation was measured as the difference between the estimated fair value of the stock at the date of award less the amount required to be paid for the stock. The difference, if any, was amortized straight line to expense over the vesting period of five years of service. No share-based employee compensation cost was recognized in 2005 and 2004 because all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 8 to the Financial Statements for a tabular presentation of the reconciliation between net income, basic earnings per share and diluted earnings per share as reported in the financial statements and as the information would have been reported (pro forma) if the Company has chosen to implement the fair value based method for all options.

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

Deposit liabilities: The fair values of deposits equal their carrying amounts, which represent the amount payable on demand.

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

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Investment Securities

Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading in its portfolio at December 31, 2006 or 2005. The carrying amount of available-for-sale securities and their approximate fair values were as follows December 31 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

December 31, 2006:
U. S. Government agencies and corporations	$95,554	$3	$(1,489)	$94,068
State and political subdivisions	84,552	257	(820)	83,989

Total	$180,106	$260	$(2,309)	$178,057

December 31, 2005:
U. S. Government agencies and corporations	$119,808	$—	$(2,326)	$117,482
State and political subdivisions	79,865	415	(976)	79,304

Total	$199,673	$415	$(3,302)	$196,786

The amortized cost and estimated fair market value of available-for-sale securities classified according to their contractual maturities at December 31, 2006, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$34,762	$34,496
Due after one year through five years	110,215	108,577
Due after five years through ten years	32,156	32,002
Due over ten years	2,973	2,982

Total	$180,106	$178,057

As of December 31, 2006, investment securities with a carrying value of $59,063,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as required or permitted by law.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Investment Securities (Continued)

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

	2006	2005	2004

Sales proceeds	$—	$10,465	$—
Gross realized gains	—	—	—
Gross realized losses	—	(234)	—

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005 (in thousands):

	Less than 12 months				12 months or more				Total

2006 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

U.S. Government agencies and corporations	1	$3,529	$(10)	0.28%	38	$87,538	$(1,479)	1.69%	39	$91,067	$(1,489)	1.64%

State and municipal bonds	52	9,431	(36)	0.38%	209	41,396	(784)	1.89%	261	50,827	(820)	1.61%

Total temporarily impaired securities	53	$12,960	$(46)	0.35%	247	$128,934	$(2,263)	1.76%	300	$141,894	$(2,309)	1.63%

	Less than 12 months				12 months or more				Total

2005 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

U.S. Government agencies and corporations	25	$51,103	$(842)	1.65%	31	$66,379	$(1,484)	2.24%	56	$117,482	$(2,326)	1.98%

State and municipal bonds	171	35,645	(591)	1.66%	76	13,013	(385)	2.96%	247	48,658	(976)	2.01%

Total temporarily impaired securities	196	$86,748	$(1,433)	1.65%	107	$79,392	$(1,869)	2.35%	303	$166,140	$(3,302)	1.99%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. The nature of the investments with gross unrealized losses as of December 31, 2006 was as follows: U.S. government agency securities (39 positions issued and guaranteed by FNMA, FHLB, or FHLMC); and state and municipal bonds (74 issues are local issues, nonrated and 187 issues are A1 or better rated, general obligation bonds). Therefore, none of the impairments in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest. The cause of the impairments is due to changes in interest rates. The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities for the foreseeable future.

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 2. Investment Securities (Continued) Investment Securities Held to Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	(Amounts In Thousands)
December 31, 2006:
State and political subdivisions	$170	$7	$—	$177

December 31, 2005:
State and political subdivisions	$215	$10	$—	$225

The amortization cost and estimated fair market value of securities held to maturity classified according to their contractual maturities at December 31, 2006, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$45	$45
Due after one year through five years	100	105
Due after five years through ten years	25	27

Total	$170	$177

Note 3. Loans The composition of loans is as follows:

	December 31,

	2006	2005	2004

	(Amounts In Thousands)

Agricultural	$49,223	$43,730	$39,116
Commercial and financial	118,339	91,501	70,453
Real estate:
Construction	114,199	83,456	72,388
Mortgage	983,489	906,188	797,958
Loans to individuals	31,827	32,201	32,106

	1,297,077	1,157,076	1,012,021
Less allowance for loan losses	17,850	15,360	13,790

	$1,279,227	$1,141,716	$998,231

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 3. Loans (Continued) Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2006	2005	2004

	(Amounts In Thousands)

Balance, beginning	$15,360	$13,790	$12,585
Provision charged to expense	3,011	2,101	1,470
Recoveries	1,352	1,644	1,103
Loans charged off	(1,873)	(2,175)	(1,368)

Balance, ending	$17,850	$15,360	$13,790

Information about non-performing and nonaccrual loans as of and for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

	(Amounts In Thousands)

Loans receivable for which there is a related allowance for loan losses	$947	$586	$1,567
Loans receivable for which there is no related allowance for loan losses	13,734	16,016	17,410

Total	$14,681	$16,602	$18,977

Related allowance for credit losses on non-performing loans	$292	$66	$228
Average balance of non-performing loans	15,722	16,334	18,087
Nonaccrual loans (included as non-performing loans)	879	175	808
Loans past due ninety days or more and still accruing	4,983	1,910	2,313
Interest income recognized on non-performing loans	1,212	1,147	1,168

Note 4. Property and Equipment The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,

	2006	2005	2004

	(Amounts In Thousands)

Land	$4,648	$4,404	$3,715
Buildings and improvements	18,929	18,856	18,051
Furniture and equipment	25,726	23,844	22,469

	49,303	47,104	44,235
Less accumulated depreciation	27,242	24,839	22,421

Net	$22,061	$22,265	$21,814

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 5. Interest-Bearing Deposits A summary of these deposits is as follows:

	December 31,

	2006	2005

	(Amounts In Thousands)

NOW and other demand	$138,862	$132,599
Savings	248,714	264,669
Time, $100,000 and over	149,452	98,689
Other time	427,107	393,658

	$964,135	$889,615

Time deposits have a maturity as follows:

	December 31,
	2006	2005

	(Amounts In Thousands)
Due in one year or less	$447,351	$281,719
Due after one year through two years	76,637	118,293
Due after two years through three years	28,379	47,086
Due after three years through four years	17,423	30,031
Due over four years	6,769	15,218

	$576,559	$492,347

Note 6. Short-Term Borrowings The following table sets forth selected information for short-term borrowings (borrowings with a maturity of less than one year):

	December 31,
	2006	2005

	(Amounts In Thousands)
Federal funds purchased, secured by U.S. Government agencies	$10,670	$6,825

Repurchase agreements with customers, renewable daily, interest payable monthly, secured by U.S. Government agencies	43,503	24,629
Repurchase agreements with customers, interest fixed, maturities of less than one year, secured by U.S. Government agencies	4,890	3,083

	$59,063	$34,537

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2006 and 2005 was 4.40% and 3.45%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of government, government agency or other types of securities. The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate. The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers. At December 31, 2006, $48.4 million of securities sold under repurchase agreements with a weighted average interest rate of 4.17%, maturing in 2007, were collateralized by U.S. Government agencies having an estimated fair value of $56.6 million and an amortized cost of $57.6 million.

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 7. Federal Home Loan Bank Borrowings As of December 31, 2006 and 2005, the borrowings were as follows:

	2006	2005

(Effective interest rates as of December 31, 2006)	(Amounts In Thousands)

Due 2006	$—	$22,750
Due 2007, 4.48%	20,000	20,000
Due 2008, 5.25% to 6.00%	30,379	40,411
Due 2009, 5.66% to 6.22%	40,000	40,000
Due 2010, 5.77% to 6.61%	40,000	40,000
Due 2015, 3.70% to 4.56%	60,000	60,000
Due 2016, 4.46% to 4.69%	45,000	—

	$235,379	$223,161

$215 million of the borrowings were callable as of December 31, 2006, with $110 million callable in the first quarter of 2007. The advances are unlikely to be called unless rates would move significantly upwards.

The advances from the FHLB are collateralized by the Company’s investment in FHLB stock of $12,757,000 and $12,000,000 at December 31, 2006 and 2005, respectively. Additional collateral is provided by the Company’s 1-4 family mortgage loans totaling $282,455,000 at December 31, 2006 and $267,794,000 at December 31, 2005.

Note 8.   Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the “ESOP”) to which it makes discretionary cash contributions. The Company’s contribution to the ESOP totaled $123,000, $115,000 and $1,038,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily tradeable, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity as a liability. Effective June 30, 2005, as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company began obtaining a quarterly independent appraisal of the shares of stock. Previously, the Company was obtaining an independent appraisal of the shares of stock on an annual basis for the Company’s ESOP. As of December 31, 2006 and 2005, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2006	2005

Shares held by the ESOP	418,788	443,751

Fair value per share	$50.00	$46.50

Maximum cash obligation	$20,940,000	$20,634,000

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8.    Employee Benefit Plans (Continued)

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $983,000, $905,000, and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s made matching contributions under its 401(k) plan of $105,000 in 2006, $98,200 in 2005 and $95,500 in 2004.

The Company provides a deferred compensation program for executive officers. This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date. The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan. Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation. The “stock units” are book entry only and do not represent an actual purchase of stock. The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock. The deferrals and earnings grow tax deferred until withdrawn from the plan. Earnings credited to the individual’s accounts are recorded as compensation expense when earned. The deferred compensation liability is recorded in other liabilities and totals $2.5 million and $2.3 million at December 31, 2006 and 2005, respectively. Expense related to the deferred compensation plan was $256,000, $535,000 and $304,000 for 2006, 2005 and 2004, respectively.

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and Directors. The Company adopted FAS 123R using the modified prospective transition method. The Consolidated Financial Statements as of and for year ended December 31, 2006 reflect the impact of FAS 123R and include $44,000 of share-based compensation expense. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8.   Employee Benefit Plans (Continued)

The results for the year ended December 31, 2006 are not directly comparable to the same periods in 2005 and 2004. Prior to the adoption of FAS 123R, the Company applied the existing accounting rules under APB Opinion No. 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. If the fair value recognition provisions of FAS 123R had been applied to share-based compensation for the years ended December 31, 2005 and 2004, the Company’s pro forma net income and earnings per share would have been as follows:

	Year Ended December 31,

	2005	2004

Net income:
As reported	$15,202	$14,195
Deduct total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(84)	(122)

Pro forma	$15,118	$14,073

Basic earnings per share:
As reported	$3.34	$3.12
Pro forma	$3.32	$3.09

Diluted earnings per share:
As reported	$3.32	$3.11
Pro forma	$3.30	$3.08

A summary of the stock options are as follows:

	Number of Shares	Weighted-Average Exercise Price

Balance, December 31, 2003	57,873	$25.76
Granted	5,880	35.38
Exercised	—	—

Balance, December 31, 2004	63,753	$26.64
Granted	—	—
Exercised	(1,134)	24.33

Balance, December 31, 2005	62,619	$26.69
Granted	—	—
Exercised	(5,424)	25.62

Balance, December 31, 2006	57,195	$26.79

The weighted-average fair value of options granted in 2006, 2005 and 2004 was none, none and $6.53 per share, respectively.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8.   Employee Benefit Plans (Continued)

The fair value of each option is estimated as of the date of grant using a Black Scholes option pricing model. The expected lives of options granted incorporate historical employee exercise behavior. The risk-free rate for periods that coincide with the expected life of the options is based on the annual 10 year interest rate swap rate as published by the Federal Reserve Bank. Expected volatility is based on volatility levels of the Company’s peer’s common stock as the Company’s stock has limited trading activity. Expected dividend yield was based on historical dividend rates. Significant assumptions include:

	2006	2005	2004

Risk-free interest rate	—	—	4.69%
Expected option life	—	—	7.5 years
Expected volatility	—	—	23.97%
Expected dividends	—	—	2.08%

Other pertinent information related to the options outstanding at December 31, 2006 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$13.67	6,165	3 Months	6,165
25.67	26,150	53 Months	26,150
25.00	400	48 Months	400
29.33	15,600	72 Months	—
33.67	3,000	84 Months	—
34.50	2,940	88 Months	2,940
36.25	2,940	93 Months	2,940

	57,195		38,595

As of December 31, 2006, the outstanding options have a weighted-average exercise price of $26.79 per share and a weighted average remaining contractual term of 4.88 years. The intrinsic value of all options outstanding was $1,532,000 as of December 31, 2006.

As of December 31, 2006, there was $36,900 in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.16 years.

As of December 31, 2006, the vested options totaled 38,595 shares with a weighted-average exercise price of $25.22 per share and a weighted-average remaining contractual term of 4.26 years. The intrinsic value for the vested options was $973,400. The intrinsic value for all options exercised during 2006 was $139,000. The fair value of the 31,200 options vested during 2006 was $248,000.

As of December 31, 2006, 116,981 shares were available for stock options and awards. The committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 4,291 shares of common stock in 2006, 13,748 in 2005 and 222 in 2004 to certain employees. The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period. The expense relating to these awards for the years ended December 31, 2006, 2005 and 2004 was $149,000, $70,000 and $57,000, respectively.

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 9. Income Taxes Income taxes for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	2006	2005	2004

	(Amounts In Thousands)

Current:
Federal	$6,771	$6,335	$5,851
State	1,276	1,219	1,121
Deferred:
Federal	(968)	(756)	(540)
State	(146)	(114)	(81)

	$6,933	$6,684	$6,351

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets. Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	December 31,

	2006	2005

	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$6,827	$5,875
Deferred compensation	1,440	1,231
Accrued expenses	281	277
Unrealized losses on investment securities	784	1,104
Other	13	57

Gross deferred tax assets	9,345	8,544

Deferred income tax liabilities:
Property and equipment	1,005	1,130
FHLB dividends	132	132
Prepaid expenses	277	213
Goodwill	318	250

Gross deferred tax liabilities	1,732	1,725

Net deferred income tax asset	$7,613	$6,819

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9.   Income Taxes (Continued)

The net change in the deferred income taxes for the years ended December 31, 2006, 2005 and 2004 is reflected in the financial statements as follows:

	Year Ended December 31,

	2006	2005	2004

	(Amounts In Thousands)

Consolidated statements of income	$(1,114)	$(870)	$(621)
Consolidated statements of stockholders’ equity	320	(1,443)	(1,474)

	$(794)	$(2,313)	$(2,095)

Income tax expense for the years ended December 31, 2006, 2005 and 2004 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2006		2005		2004

	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income

Expected tax expense	$7,872	35.0%	$7,660	35.0%	$7,191	35.0%
Tax-exempt interest	(1,114)	(5.0)	(1,026)	(4.7)	(951)	(4.6)
Interest expense limitation	185	0.8	130	0.6	107	0.5
State income taxes, net of federal income tax benefit	735	3.3	718	3.3	676	3.3
Income tax credits	(566)	(2.5)	(679)	(3.1)	(596)	(2.9)
Other	(179)	(0.8)	(119)	(0.6)	(76)	(0.4)

	$6,933	30.8%	$6,684	30.5%	$6,351	30.9%

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual amounts and capital ratios as of December 31, 2006 and 2005, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2006:
Company:
Total risk-based capital	$152,737	13.31%	8.00%	10.00%
Tier 1 risk-based capital	138,344	12.05	4.00	6.00
Leverage ratio	138,344	9.00	3.00	5.00
Bank:
Total risk-based capital	151,983	13.25	8.00	10.00
Tier 1 risk-based capital	137,599	11.99	4.00	6.00
Leverage ratio	137,599	8.95	3.00	5.00

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

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings of $16,254,000 as of December 31, 2006 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $1,914,000 and $1,639,000 as of December 31, 2006 and 2005, respectively.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2006 and 2005:

	Year Ended December 31,

	2006	2005

	(Amounts In Thousands)

Balance, beginning	$38,951	$36,247
Advances	50,087	10,422
Collections	(56,400)	(7,718)

Balance, ending	$32,638	$38,951

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12.   Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005 are as follows:

	2006		2005

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(Amounts In Thousands)

Cash and due from banks	$23,397	$23,397	$29,956	$29,956
Investment securities	190,984	190,991	209,001	209,011
Loans	1,283,035	1,232,170	1,142,418	1,105,724
Accrued interest receivable	10,292	10,292	8,619	8,619
Deposits	1,107,409	1,107,409	1,036,414	1,036,414
Federal funds purchased and securities sold under agreements to repurchase	59,063	59,063	34,537	34,537
Borrowings from Federal Home Loan Bank	235,379	195,208	223,161	204,035
Accrued interest payable	3,500	3,500	2,313	2,313

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$200,786	$—	$189,936	$—
Letters of credit	10,107	—	12,374	—

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 13. Parent Company Only Financial Information Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS December31, 2006 and 2005 (Amounts In Thousands)

ASSETS	2006	2005

Cash	$983	$3,934
Investment in subsidiary bank	138,834	126,385
Other assets	668	553

Total assets	$140,485	$130,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities	$906	$759

Redeemable common stock held by ESOP	20,940	20,634

Stockholders’ equity:
Capital stock	12,364	11,970
Retained earnings	131,852	119,989
Accumulated other comprehensive income (loss)	(1,265)	(1,783)
Treasury stock at cost	(3,372)	(63)

	139,579	130,113
Less maximum cash obligation related to ESOP shares	20,940	20,634

Total stockholders’ equity	118,639	109,479

Total liabilities and stockholders’ equity	$140,485	$130,872

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 13. Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME Years Ended December 31, 2006, 2005 and 2004 (Amounts In Thousands)

	2006	2005	2004

Interest on checking account and investment securities	$160	$81	$38
Dividends received from subsidiary	3,696	3,413	3,186
Other expenses	(265)	(291)	(147)

Income before income tax benefit and equity in subsidiary’s undistributed income	3,591	3,203	3,077
Income tax benefit	37	71	39

	3,628	3,274	3,116
Equity in subsidiary’s undistributed income	11,931	11,928	11,079

Net income	$15,559	$15,202	$14,195

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 13. Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS Years Ended December 31, 2006, 2005 and 2004 (Amounts In Thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$15,559	$15,202	$14,195
Noncash items included in net income:
Undistributed income of subsidiary	(11,931)	(11,928)	(11,079)
Share-based compensation	44	—	—
Income tax benefits related to share-based compensation	67	16	22
(Increase) decrease in other assets	(115)	(85)	489
Increase in liabilities	147	223	117

Net cash provided by operating activities	3,771	3,428	3,744

Cash flows from investing activities:
Proceeds from maturities of investment securities	—	500	—

Net cash provided by investing activities	—	500	—

Cash flows from financing activities:
Common stock issued, net	283	590	(11)
Purchase of treasury stock	(3,309)	(63)	—
Dividends paid	(3,696)	(3,412)	(3,185)

Net cash used in financing activities	(6,722)	(2,885)	(3,196)

(Decease) increase in cash	(2,951)	1,043	548
Cash balance:
Beginning	3,934	2,891	2,343

Ending	$983	$3,934	$2,891

HILLS BANCORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14.   Commitments and Contingencies

Concentrations of credit risk: The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank’s market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $22,250,000. The concentrations of credit by type of loan are set forth in Note 3 to the Financial Statements. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic conditions in Johnson County and Linn County, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2006 and 2005 is as follows:

	2006	2005

	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$18,796	$17,191
Credit card participations	28,091	24,934
Commercial, real estate and home construction	83,699	86,301
Commercial lines	70,200	61,510
Outstanding letters of credit	10,107	12,374

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2006 and 2005 no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases. The minimum future rental commitments as of December 31, 2006 for all noncancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)

2007	$227
2008	191
2009	193
2010	195
2011	157
Thereafter	356

$1,319

HILLS BANCORPORATION NOTES TO FINANCIAL STATEMENTS Note 15. Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended

	March	June	September	December	Year

2006
Interest income	$20,229	$21,594	$22,620	$23,175	$87,618
Interest expense	9,164	10,177	11,143	11,878	$42,362

Net interest income	$11,065	$11,417	$11,477	$11,297	$45,256
Provision for loan losse	655	1,054	433	869	3,011
Other income	3,455	3,772	3,756	3,628	14,611
Other expense	8,122	8,674	8,516	9,052	34,364

Income before income taxes	$5,743	$5,461	$6,284	$5,004	22,492
Income taxes	1,794	1,671	1,991	1,477	6,933

Net income	$3,949	$3,790	$4,293	$3,527	$15,559

Basic earnings per share	$0.87	$0.83	$0.94	$0.78	$3.42
Diluted earnings per share	0.86	0.83	0.93	0.77	3.39

2005
Interest income	$17,092	$18,166	$19,084	$20,061	$74,403
Interest expense	6,371	7,260	8,008	8,724	$30,363

Net interest income	$10,721	$10,906	$11,076	$11,337	$44,040
Provision for loan losses	10	749	239	1,103	2,101
Other income	3,055	2,968	3,409	3,376	12,808
Other expense	7,717	8,050	8,501	8,593	32,861

Income before income taxes	$6,049	$5,075	$5,745	$5,017	21,886
Income taxes	1,906	1,518	1,776	1,484	6,684

Net income	$4,143	$3,557	$3,969	$3,533	$15,202

Basic earnings per share	$0.91	$0.78	$0.87	$0.78	$3.34
Diluted earnings per share	0.91	0.78	0.86	0.77	3.32

PART  II

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting of the Company includes those policies and procedures that: (1) pertain to the maintanence of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements. Important features of the Company’s system of internal control over financial reporting include the adoption and implementation of written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system and through examinations by an internal audit function that coordinates its activities with the Company’s Independent Registered Public Accounting Firm.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006. Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2006 and management’s assessment of the internal control over financial reporting. This report appears on the following page.

KPMG LLP 2500 Ruan Center 666 Grand Avenue Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hills Bancorporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hills Bancorporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hills Bancorporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hills Bancorporation maintained internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hills Bancorporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

Des Moines, Iowa
March 9, 2007

Item 9B. Other Information

Not applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 19, 2007 for the Annual Meeting of Stockholders on April 16, 2007. Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer. A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

James G. Pratt Treasurer Hills Bancorporation 131 Main Street Hills, Iowa 52235

Item 11.   Executive Compensation

The information required by Item 11 of the Part III is presented under the item entitled “Executive Compensation and Benefits” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 16, 2007. Such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 16, 2007. Such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the item entitled “Loans to and Certain Other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 16, 2007. Such information is incorporated herein by reference.

Item 14.   Principal Accountanting Fees and Services

Information required by this item is contained in the Registrant’s Proxy Statement dated March 19, 2007, under the heading “Independent Auditors – Audit and Other Fees,” which section is incorporated herein by this reference.

PART IV Item 15. Exhibits, Financial Statement and Schedules

(a)	1.	Financial Statements	Form 10-K Reference

		Independent registered public accounting firm’s report on the financial statements	53
		Consolidated balance sheets as of December 31, 2006 and 2005	54
		Consolidated statements of income for the years ended December 31, 2006, 2005, and 2004	55
		Consolidated statements of comprehensive income for the years ended December 31, 2006, 2005 and 2004	56
		Consolidated statements of stockholders’ equity for the years ended December 31, 2006, 2005 and 2004	57
		Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004	58
		Notes to financial statements	60

	2.	Financial Statements Schedules

		All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

	3.1	Articles of Incorporation filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	3.2	By-Laws filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	10.1	Material Contract (Employee Stock Ownership Plan) filed as Exhibit 10(a) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.2	Material Contract (1993 Stock Incentive Plan) filed as Exhibit 10(b) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.3	Material Contract (1995 Deferred Compensation Plans) filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.4	Material Contract (2000 Stock Option and Incentive Plan) filed as Exhibit A to the Hills Bancorporation Proxy Statement dated March 23, 2001 is incorporated by reference.

	11	Statement Regarding Computation of Basic and Diluted Earnings Per Share on Page 92.

	21	Subsidiary of the Registrant is Attached on Page 93.

	23	Consent of Independent Registered Public Accounting Firm is Attached on Page 94. KPMG LLP

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 95 - 96.

	32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 97.

(b)		Reports on Form 8-K:

		The Registrant filed no reports on Form 8-K for the three months ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date: March 9, 2007	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: March 9, 2007	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date: March 9, 2007	By: /s/ Willis M. Bywater

Willis M. Bywater, Director

Date: March 9, 2007	By: /s/ Thomas J. Gill

Thomas J. Gill, Director

Date: March 9, 2007	By: /s/ Donald H. Gringer

Donald H. Gringer, Director

Date: March 9, 2007	By: /s/ Michael E. Hodge

Michael E. Hodge, Director

Date: March 9, 2007	By: /s/ James A. Nowak

James A. Nowak, Director

Date: March 9, 2007	By: /s/ Richard W. Oberman

Richard W. Oberman, Director

Date: March 9, 2007	By: /s/ Theodore H. Pacha

Theodore H. Pacha, Director

Date: March 9, 2007	By: /s/ Ann M. Rhodes

Ann M. Rhodes, Director

Date: March 9, 2007	By: /s/ Ronald E. Stutsman

Ronald E. Stutsman, Director

Date: March 9, 2007	By: /s/ Sheldon E. Yoder

Sheldon E. Yoder, Director

HILLS BANCORPORATION ANNUAL REPORT OF FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Exhibit Number	Description	Page Number In The Sequential Numbering System For 2006 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share	92

21	Subsidiary of the Registrant	93

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP	94

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	95-96

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	97

Page 91 of 97