Form 10-Q
period 2007-03-31
HILLS BANCORPORATION
filed 2007-05-09
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At April 30, 2007

Common Stock, no par value	4,497,275

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

	March 31, 2007
ASSETS	(Unaudited)	December 31, 2006

Cash and due from banks	$24,660	$23,397
Federal funds sold	32,530	—

Total cash and cash equivalents	$57,190	$23,397
Investment securities:
Available for sale at fair value (amortized cost March 31, 2007 $183,124; December 31, 2006 $180,106)	181,407	178,057
Held to maturity at amortized cost (fair value March 31, 2007 $176; December 31, 2006 $177)	170	170
Stock of Federal Home Loan Bank	12,753	12,757
Loans held for sale	1,791	3,808
Loans, net	1,286,920	1,279,227
Property and equipment, net	21,833	22,061
Tax credit real estate	7,015	7,111
Accrued interest receivable	11,068	10,292
Deferred income taxes, net	7,743	7,613
Goodwill	2,500	2,500
Other assets	4,053	4,240

	$1,594,443	$1,551,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$138,929	$143,274
Interest-bearing deposits	1,023,977	964,135

Total deposits	$1,162,906	$1,107,409
Short-term borrowings	44,429	59,063
Federal Home Loan Bank borrowings	235,379	235,379
Accrued interest payable	3,582	3,500
Other liabilities	8,561	6,303

	$1,454,857	$1,411,654

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$21,295	$20,940

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued March 31, 2007 4,573,141 shares; December 31, 2006 4,571,659 shares	$—	$—
Paid in capital	12,438	12,364
Retained earnings	131,984	131,852
Accumulated other comprehensive income (loss)	(1,060)	(1,265)
Treasury stock at cost (March 31, 2007 75,866 shares; December 31, 2006 67,921 shares)	(3,776)	(3,372)

	$139,586	$139,579
Less maximum cash obligation related to ESOP shares	21,295	20,940

	$118,291	$118,639

	$1,594,443	$1,551,233

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,

	2007	2006

Interest income:
Loans, including fees	$21,374	$18,371
Investment securities:
Taxable	1,039	1,140
Nontaxable	763	707
Federal funds sold	108	11

Total interest income	$23,284	$20,229

Interest expense:
Deposits	$8,518	$5,958
Short-term borrowings	505	417
FHLB borrowings	2,943	2,789

Total interest expense	$11,966	$9,164

Net interest income	$11,318	$11,065
Provision for loan losses	532	655

Net interest income after provision for loan losses	$10,786	$10,410

Other income:
Net gain on sale of loans	$201	$154
Trust fees	928	843
Service charges and fees	1,711	1,572
Rental revenue on tax credit real estate	116	212
Other noninterest income	673	674

	$3,629	$3,455

Other expenses:
Salaries and employee benefits	$4,816	$4,477
Occupancy	578	553
Furniture and equipment	832	789
Office supplies and postage	318	289
Advertising and business development	361	339
Outside services	1,156	1,163
Rental expenses on tax credit real estate	251	241
Other noninterest expense	300	271

	$8,612	$8,122

Income before income taxes	$5,803	$5,743
Income taxes	1,798	1,794

Net income	$4,005	$3,949

Earnings per share:
Basic	$0.89	$0.87
Diluted	0.88	0.86

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended March 31,

	2007	2006

Net income	$4,005	$3,949

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of income taxes, 2007 $127; 2006 ($264)	205	(426)

Comprehensive income	$4,210	$3,523

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2006	$12,364	$131,852	$(1,265)	$(20,940)	$(3,372)	$118,639
Issuance of 1,482 shares of common stock	61	—	—	—	—	61
Share-based compensation	8	—	—	—	—	8
Income tax benefit related to share-based compensation	5	—	—	—	—	5
Change related to ESOP shares	—	—	—	(355)	—	(355)
Net income	—	4,005	—	—	—	4,005
Cash dividends ($.86 per share)	—	(3,873)	—	—	—	(3,873)
Purchase of 7,945 shares of common stock	—	—	—	—	(404)	(404)
Other comprehensive income (loss)	—	—	205	—	—	205

Balance, March 31, 2007	$12,438	$131,984	$(1,060)	$(21,295)	$(3,776)	$118,291

Balance, December 31, 2005	$11,970	$119,989	$(1,783)	$(20,634)	$(63)	$109,479
Issuance of 536 shares of common stock	26	—	—	—	—	26
Forfeiture of 697 shares of common stock	(22)	—	—	—	—	(22)
Share-based compensation	11	—	—	—	—	11
Change related to ESOP shares	—	—	—	(494)	—	(494)
Net income	—	3,949	—	—	—	3,949
Cash dividends ($.81 per share)	—	(3,695)	—	—	—	(3,695)
Purchase of 2,276 shares of common stock	—	—	—	—	(128)	(128)
Other comprehensive income (loss)	—	—	(426)	—	—	(426)

Balance, March 31, 2006	$11,985	$120,243	$(2,209)	$(21,128)	$(191)	$108,700

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Three Months Ended March 31,

	2007	2006

Cash Flows from Operating Activities
Net income	$4,005	$3,949
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	573	585
Provision for loan losses	532	655
Share-based compensation	8	11
Forfeiture of common stock	—	(22)
Compensation expensed through issuance of common stock	48	26
Income tax benefits related to share-based compensation	(5)	—
Provision for deferred income taxes	(257)	(339)
Increase in accrued interest receivable	(776)	(712)
Amortization of discount on investment securities, net	100	145
Decrease in other assets	193	1,127
Increase in accrued interest and other liabilities	2,340	1,429
Loans originated for sale	(22,399)	(18,193)
Proceeds on sales of loans	24,617	16,245
Net gain on sales of loans	(201)	(154)

Net cash and cash equivalents provided by operating activities	$8,778	$4,752

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$7,168	$7,160
Purchases of investment securities available for sale	(10,283)	(6,387)
Loans made to customers, net of collections	(8,225)	(32,360)
Purchases of property and equipment	(345)	(389)
Investment in tax credit real estate, net	96	177

Net cash used in investing activities	$(11,589)	$(31,799)

Cash Flows from Financing Activities
Net increase in deposits	$55,497	$39,077
Net decrease in short-term borrowings	(14,634)	(1,616)
Stock options exercised	13	—
Income tax benefits related to share-based compensation	5	—
Purchase of treasury stock	(404)	(128)
Dividends paid	(3,873)	(3,695)

Net cash provided by financing activities	$36,604	$33,638

(Continued)

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Amounts In Thousands)

	Three Months Ended March 31,

	2007	2006

Increase in cash and cash equivalents	$33,793	$6,591

Cash and cash equivalents:
Beginning of year	23,397	29,956

End of period	$57,190	$36,547

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$8,436	$5,943
Interest paid on other obligations	3,448	3,206
Income taxes paid	19	357

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$355	$494

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

Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2006 filed with the Securities Exchange Commission on March 9, 2007.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended March 31,

	2007	2006

Common shares outstanding at the beginning of the period	4,503,738	4,562,237
Weighted average number of net shares issued (redeemed)	3,389	(1,261)

Weighted average shares outstanding (basic)	4,507,127	4,560,976
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	26,171	24,804

Weighted average number of shares (diluted)	4,533,298	4,585,780

Net income (In Thousands)	$4,005	$3,949

Earnings per share:
Basic	$0.89	$0.87

Diluted	$0.88	$0.86

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncements

In March 2006, the FASB issued FASB Statement No. 156 (“FAS 156”), Accounting for Servicing of Financial Assets and amendment of FASB Statement No. 140 (“FAS 140”), Accounting for Transfers and Extinguishment of Liabilities. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the Company to elect either the fair value measurement method with changes in fair value reflected in earnings or the amortization method as defined in FAS 140 for subsequent measurements. FAS 156 was effective for the Company as of January 1, 2007. The adoption of this statement did not have a significant effect on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. The adoption of the Interpretation did not have a significant effect on the Company’s financial statements.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilties – Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective for financial statements issued for the year beginning after November 15, 2007. The Company is currently evaluating the impact that the Statement will have on its consolidated financial statements.

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

Information concerning the issuance of stock options is presented in the following table:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at January 1, 2007	57,195	$26.79	4.88	$1,532
Outstanding at March 31, 2007	56,695	26.80	4.64	1,519
Options exercisable at March 31, 2007	38,095	25.22	4.01	961

The fair value of each option is estimated as of the date of grant using a Black-Scholes option pricing model. The expected lives of options granted incorporate historical employee exercise behavior. The risk-free rate for periods that coincides with the expected life of the options is based on the annual 10 year interest rate swap rate as published by the Federal Reserve Bank. Expected volatility is based on volatility levels of the Company’s peer’s common stock as the Company’s stock has limited trading activity. Expected dividend yield was based on a set dividend rate.

At March 31, 2007, 115,999 shares were available for issuance under the plan. Stock options for 500 shares with a weighted-average exercise price of $25.67 were exercised during the three months ended March 31, 2007. The intrinsic value of the options exercised was $12,800.

As of March 31, 2007, there was $29,000 in unrecognized compensation cost for stock options granted under the Plan compared to $70,000 as of March 31, 2006. This unrecognized cost is expected to be recognized over a weighted-average period of 0.91years.

Note 5.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization will expire on December 31, 2009. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The Company has purchased 75,866 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2007. Of these 75,866 shares, 7,945 shares were purchased during the quarter ended March 31, 2007, at an average price per share of $50.82.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006

	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$20,159	$18,796
Credit card participations	30,229	28,091
Commercial, real estate and home construction	76,821	83,699
Commercial lines	80,075	70,200
Outstanding letters of credit	9,242	10,107

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

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

Critical Accounting Policy

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although management believes the levels of the allowance as of March 31, 2007 and December 31, 2006 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa. At March 31, 2007 the Bank has thirteen full service locations.

Net income for the period ended March 31, 2007 was $4.01 million compared to $3.95 million for the first quarter of 2006, an increase of 1.42%. The increase in net income is due to the increases in net interest income of $253,000 and other income of $174,000, and the decrease in the provision for loan losses of $123,000. Expenses increased $490,000 for the first quarter of 2007 compared to the same period in 2006. Return on average equity was 13.52% and return on average equity net of ESOP obligation was 11.48% for the three months ended March 31, 2007, compared to 14.48% and 12.15%, respectively, for the same period in 2006. Return on average assets was 1.02% in 2007 compared to 1.09% in 2006. Dividends of $.86 per share were paid in January 2007 to 1,535 shareholders. The 2007 dividend was a 6.17% increase over the prior year’s dividend of $.81 per share.

The Bank’s net interest income is the largest component of revenue and it is a function of the average earnings assets and the net interest margin percentage. For the period ended March 31, 2007, the Bank achieved a net interest margin on a tax-equivalent basis of 3.22% compared to 3.41% in 2006. Average earning assets were $1.482 billion in 2007 and $1.366 billion in 2006.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Highlights noted on the balance sheet as of March 31, 2007 for the Company included the following:

•	Total assets are over $1.5 billion, at $1.594 billion.

•	Net loans are $1.287 billion.

•	Loan growth of $5.68 million since December 31, 2006.

•	Deposit growth of $55.50 million since December 31, 2006.

A detailed discussion of the financial position and results of operations follows this overview.

Financial Position

The asset growth of $43.2 million included a net loan increase of $5.7 million and an increase in federal funds sold of $32.5 million. The upward movement of the federal funds target rate started on June 30, 2004 when the rate was increased from 1.00% to 1.25%; the rate has increased 17 times to 5.25% at March 31, 2007. The last increase was on June 29, 2006. The Federal Reserve Open Market Committee did not change the target rate at its six meetings since the last rate increase. Interest rates on loans are generally affected by these increases since interest rates for the U.S. Treasury market normally increase when the Federal Reserve Board raises the federal funds rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. Increases in interest rates may at some point materially reduce loan demand and slow the economy, but at the current interest rate levels, demand for loans remains good. The overall economy in the Company’s principal market area, Johnson and Linn Counties, remains good with unemployment levels that remain low.

The tables below set forth the composition of the loan portfolio as of March 31, 2007 and December 31, 2006 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	March 31, 2007		December 31, 2006

	Amount	Percent	Amount	Percent

	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$47,846	3.67%	$49,223	3.79%
Commercial and financial	125,595	9.62	118,339	9.12
Real estate:
Construction	113,889	8.72	114,199	8.80
Mortgage	988,451	75.72	983,489	75.82
Loans to individuals	29,549	2.26	31,827	2.45

	$1,305,330	100.00%	$1,297,077	100.00%

Less allowance for loan losses	18,410		17,850

	$1,286,920		$1,279,227

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

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended March 31,

	2007	2006

	(Amounts In Thousands)

Balance, beginning	$17,850	$15,360
Provision charged to expenses	532	655
Recoveries	463	500
Loans charged off	(435)	(365)

Balance, ending	$18,410	$16,150

Non-performing loan information at March 31, 2007 and December 31, 2006, was as follows:

	March 31, 2007	December 31, 2006

	(Amounts in thousands)

Non-accrual loans	$804	$879

Accruing loans past due ninety days or more	4,636	4,983

Restructured loans	—	—

Non-performing loans (includes non-accrual loans)	35,416	14,681

Non-performing loans increased by $20.7 million from March 31, 2006 to March 31, 2007. Non-performing loans include any loan that has been placed on nonaccrual status. Non-performing loans also include loans that based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. This increase in non-performing loans is due to deterioration in the credit quality of three borrower relationships having an aggregate balance of approximately $19.6 million as of March 31, 2006.

Federal funds sold increased from zero at December 31, 2006 to $32.5 million at March 31, 2007. Deposit growth of $55.5 million exceeded the funds required for loan growth.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The estimated fair value of the investment securities held by the Company increased by $3.4 million from December 31, 2006 to March 31, 2007. The market value of securities available for sale was $1.7 million less than the amortized cost of such securities as of March 31, 2007. This is an increase of $332,000 in market value since December 31, 2006. The remainder of the increase resulted from purchases of municipal securities of approximately $3.1 million in excess of maturities during the three-month period ended March 31, 2007. The carrying values of investment securities for March 31, 2007 and December 31, 2006 are summarized in the following table (dollars in thousands):

	March 31, 2007		December 31, 2006

	Amount	Percent	Amount	Percent

Securities available for sale

U.S. Government agencies and corporations	$94,550	52.12%	$94,068	52.83%

State and political subdivisions	86,857	47.88	83,989	47.17

Total securities available for sale	$181,407	100.00%	$178,057	100.00%

Securities held to maturity,
State and political subdivisions	$170	100.00%	$170	100.00%

Deposit growth was $55.5 million in the first quarter of 2007 and included a $39.9 million increase in public funds that are temporary deposits. This large increase due to public funds is consistent with the first quarter of 2006 when they increased $37.5 million. As a result of the deposit growth, federal funds purchased included in short-term borrowings at December 31, 2006 were reduced $10.7 million to zero and federal funds sold increased $32.5 million. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Dividends and Equity

In January 2007, Hills Bancorporation paid a dividend of $3,873,000 or $.86 per share, a 6.17% increase from the $.81 per share paid in January 2006. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2007 totaled $118.3 million. Under risk-based capital rules, the total amount of risk-based capital as of March 31, 2007, was 13.08% of risk-adjusted assets, and is substantially in excess of the required minimum of 8.00%. Risk-based capital was 13.49% and 13.31% as of March 31 and December 31, 2006, respectively. As of March 31, 2007, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Net Income Overview

Net income increased $56,000 or 1.42% for the three months ended March 31, 2007 compared to the first quarter of 2006. Total net income was $4,005,000 in the 2007 quarter and $3,949,000 in the comparable 2006 quarter. The changes from the first quarter in 2006 were the result of the following:

•	Net interest income increased $253,000.

•	The provision for loan losses decreased by $123,000.

•	Other income increased by $174,000.

•	Other expenses increased $490,000.

•	Income taxes increased $4,000.

For the three-month periods ended March 31, 2007 and 2006, basic earnings per share were $.89 and $.87, respectively. Diluted earnings per share were $.88 for the three months ended March 31, 2007 compared to $.86 for the same period in 2006.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by two important factors. The first important factor is the interaction between changes in net interest margin and changes in average earning assets. Net interest income of $11.3 million for the first three months of 2007 was derived from the Company’s $1.482 billion of average earning assets and its net interest margin of 3.22%. Average earning assets in 2006 were $1.366 billion and the net interest margin was 3.41%. The margin compression was the result of the continued flattening of the yield curve and pricing pressure on short-term deposits. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.12% would have resulted approximately in a $365,000 decrease in income before income taxes for the three-month period ended March 31, 2007. Similarly, an increase in the net interest margin of 10 basis points to 3.32% would have resulted approximately in a $365,000 increase in interest income before taxes. Despite the decline in the net interest margin, net interest income for the Company increased due to the increase in average of earning assets over the similar three-month period in 2006.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.307 billion at March 31, 2007. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans) and loans past due 90 days or more. The provision for loan losses was $532,000 in 2007 compared to $655,000 in 2006.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first three months of 2007 was 3.22% compared to 3.41% in 2006 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between years and the effect on the net interest income on a tax equivalent basis for the three months ended in 2007 compared to 2006 are shown in the following table:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$125,050	0.32%	$1,995	$1,016	$3,011
Taxable securitities	(22,177)	0.33	(196)	95	(101)
Nontaxable securities	5,743	0.03	78	8	86
Federal funds sold	7,474	1.05	75	22	97

	$116,090		$1,952	$1,141	$3,093

Interest expense:
Interest-bearing demand deposits	$5,982	0.37	$(12)	$(132)	$(144)
Savings deposits	(5,226)	0.58	73	(429)	(356)
Time deposits	88,482	0.86	(818)	(1,242)	(2,060)
Short-term borrowings	3,031	0.48	4	(92)	(88)
FHLB borrowings	12,218	—	(153)	(1)	(154)

	$104,487		$(906)	$(1,896)	$(2,802)

Change in net interest income			$1,046	$(755)	$291

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2007	2006

Yield on average interest-earning assets	6.49%	6.12%
Rate on average interest-bearing liabilities	3.80	3.17

Net interest spread	2.69%	2.95%
Effect of noninterest-bearing funds	0.53	0.46

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.22%	3.41%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses was $532,000 in 2007 compared to $655,000 in 2006, a decrease of $123,000. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the impact on the borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks (primarily agricultural loans). In the first quarter of 2007, problem and watch loans increased approximately $650,000 while there was an increase of approximately $750,000 in the first quarter of 2006. In addition, the provision was larger in 2006 due to loan growth of $33.8 million in the first quarter compared to $5.7 million in the first quarter of 2007.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the quarters ended March 31, 2007 and 2006, recoveries were $463,000 and $500,000, respectively; and charge-offs were $435,000 in 2007 and $365,000 in 2006. The methodology used in 2007 is consistent with 2006. The allowance for loan losses totaled $18,410,000 at March 31, 2007 compared to $17,850,000 at December 31, 2006. The allowance represented 1.41% and 1.37% of outstanding loans at March 31, 2007 and December 31, 2006, respectively. The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in net loans outstanding.

Net Gain on Sale of Loans

Net gain on sale of loans for the three months ended March 31, 2007 was $201,000 compared to $154,000 for the comparable period ended March 31, 2006. The number of loans sold in 2007 was 151 compared to 116 in the similar period in 2006, an increase in volume of 30%.

Other Income

Other income, other than the net gain on sale of loans discussed above, increased by $127,000 for the three months ended March 31, 2007. Trust fees increased $85,000 as a result of assets under management increasing from $800.0 million as of March 31, 2006 to $876.0 million as of March 31, 2007. Service charges and fees were up $139,000 in 2007 of which $43,000 was the result of fee income strategies. Debit card and point of sale (POS) pin interchange fees increased during the same period by $92,000 due to volume of activity. Rental revenue on tax credit real estate decreased $96,000 for the three-month period ended March 31, 2007. This decrease was due to adjustments recorded upon receipt of the 2006 audited financial statements for the tax credit properties.

Other Expenses

Other expenses increased $490,000 in 2007 to $8,612,000 from the same period in 2006. This increase of 6.03% included $339,000 in salaries and benefits. Direct salary expense was up $233,000, or 7.04%, due to additional employees in 2007 compared to 2006 and annual salary adjustments. Medical expense for employees’ health insurance increased $30,000 due to premium increases of 6.90%.

Income Taxes

Federal and state income tax expenses were $1,798,000 and $1,794,000 for the three months ended March 31, 2007 and 2006, respectively. Income taxes as a percentage of income before taxes were 30.98% in 2006 and 31.24% in 2006. The amount of tax credits was $140,000 for the first quarters of both 2007 and 2006.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 13.42% of the Company’s total assets at March 31, 2007, compared to 11.48% at December 31, 2006.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of March 31, 2007, the Company had borrowed $235.4 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. The amount of advances from the FHLB of Des Moines is unchanged from December 31, 2006. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $196.6 million at March 31, 2007.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $96.6 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2007.

As of March 31, 2007, investment securities with a carrying value of $44,429,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law. As of December 31, 2006, investment securities with a carrying value of $59,063,000 were pledged.

Contractual Obligations

As of March 31, 2007, there had been no material changes in the Company’s contractual obligations from those disclosed in it Annual Report in Form 10-K for the year ended December 31, 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to affect materially, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

January 1 to January 31	900	$ 50.00	68,821	681,179
February 1 to February 28	5,215	50.90	74,036	675,964
March 1 to March 31	1,830	51.00	75,866	674,134

Total	7,945	$ 50.82	75,866	674,134

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

No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

Item 5.	Other Information

None

Item 6.	Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: May 8, 2007	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: May 8, 2007	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2007

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2007 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	28 - 29 of 30

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	30 of 30