Form 10-Q
period 2007-06-30
HILLS BANCORPORATION
filed 2007-08-08
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At July 31, 2007

Common Stock, no par value	4,497,121

HILLS BANCORPORATION

Index to Form 10-Q

Part I
FINANCIAL INFORMATION

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

ASSETS	June 30, 2007 (Unaudited)	December 31, 2006

Cash and due from banks	$26,560	$23,397
Federal funds sold	8,052	—

Total cash and cash equivalents	$34,612	$23,397
Investment securities:
Available for sale at fair value (amortized cost June 30, 2007 $190,065; December 31, 2006 $180,106)	186,857	178,057
Held to maturity at amortized cost (fair value June 30, 2007 $130; December 31, 2006 $177)	125	170
Stock of Federal Home Loan Bank	13,280	12,757
Loans held for sale	5,388	3,808
Loans, net	1,293,005	1,279,227
Property and equipment, net	21,601	22,061
Tax credit real estate	6,940	7,111
Accrued interest receivable	11,541	10,292
Deferred income taxes	8,490	7,613
Goodwill	2,500	2,500
Other assets	4,582	4,240

	$1,588,921	$1,551,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$139,704	$143,274
Interest-bearing deposits	989,056	964,135

Total deposits	$1,128,760	$1,107,409
Short-term borrowings	53,015	59,063
Federal Home Loan Bank borrowings	245,379	235,379
Federal Reserve Bank borrowings	8,000	—
Accrued interest payable	3,533	3,500
Other liabilities	7,644	6,303

	$1,446,331	$1,411,654

Redeemable Common Stock Held by Employee Stock
Ownership Plan (ESOP)	$21,766	$20,940

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued June 30, 2007 4,579,670 shares; December 31, 2006 4,571,659 shares	$—	$—
Paid in capital	12,643	12,364
Retained earnings	136,051	131,852
Accumulated other comprehensive loss	(1,981)	(1,265)
Treasury stock at cost (June 30, 2007 82,549 shares; December 31, 2006 67,921 shares)	(4,123)	(3,372)

	$142,590	$139,579
Less maximum cash obligation related to ESOP shares	21,766	20,940

	$120,824	$118,639

	$1,588,921	$1,551,233

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Interest income:
Loans, including fees	$21,888	$19,709	$43,262	$38,080
Investment securities:
Taxable	1,202	1,150	2,241	2,290
Nontaxable	776	715	1,539	1,422
Federal funds sold	142	20	250	31

Total interest income	$24,008	$21,594	$47,292	$41,823

Interest expense:
Deposits	$8,925	$6,580	$17,443	$12,538
Short-term borrowings	484	783	989	1,200
FHLB borrowings	2,987	2,814	5,930	5,603

Total interest expense	$12,396	$10,177	$24,362	$19,341

Net interest income	$11,612	$11,417	$22,930	$22,482
Provision for loan losses	954	1,054	1,486	1,709

Net interest income after provision for loan losses	$10,658	$10,363	$21,444	$20,773

Other income:
Net gain on sale of loans	$326	$227	$527	$381
Trust fees	960	870	1,888	1,713
Service charges and fees	2,020	1,761	3,731	3,333
Rental revenue on tax credit real estate	190	190	306	402
Other noninterest income	640	724	1,313	1,398

	$4,136	$3,772	$7,765	$7,227

Other expenses:
Salaries and employee benefits	$4,832	$4,625	$9,648	$9,102
Occupancy	585	543	1,163	1,096
Furniture and equipment	891	824	1,723	1,613
Office supplies and postage	321	359	639	648
Advertising and business development	454	520	815	859
Outside services	1,272	1,249	2,428	2,412
Rental expenses on tax credit real estate	240	224	491	465
Other noninterest expense	326	330	626	601

	$8,921	$8,674	$17,533	$16,796

Income before income taxes	$5,873	$5,461	$11,676	$11,204
Income taxes	1,806	1,671	3,604	3,465

Net income	$4,067	$3,790	$8,072	$7,739

Earnings per share:
Basic	$0.90	$0.83	$1.79	$1.70
Diluted	0.90	0.83	1.78	1.69

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net income	$4,067	$3,790	$8,072	$7,739

Other comprehensive loss:
Unrealized holding losses arising during the period,	$(1,491)	$(1,347)	$(1,159)	$(2,037)
Income tax effect of unrealized losses	570	515	443	779

Other comprehensive loss	$(921)	$(832)	$(716)	$(1,258)

Comprehensive income	$3,146	$2,958	$7,356	$6,481

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2006	$12,364	$131,852	$(1,265)	$(20,940)	$(3,372)	$118,639
Issuance of 8,487 shares of common stock	188	—	—	—	—	188
Forfeiture of 476 shares of common stock	(20)	—	—	—	—	(20)
Share-based compensation	18	—	—	—	—	18
Income tax benefit related to share-based compensation	93	—	—	—	—	93
Change related to ESOP shares	—	—	—	(826)	—	(826)
Net income	—	8,072	—	—	—	8,072
Cash dividends ($.86 per share)	—	(3,873)	—	—	—	(3,873)
Purchase of 14,628 shares of common stock	—	—	—	—	(751)	(751)
Other comprehensive loss	—	—	(716)	—	—	(716)

Balance, June 30, 2007	$12,643	$136,051	$(1,981)	$(21,766)	$(4,123)	$120,824

Balance, December 31, 2005	$11,970	$119,989	$(1,783)	$(20,634)	$(63)	$109,479
Issuance of 2,803 shares of common stock	134	—	—	—	—	134
Forfeiture of 1,180 shares of common stock	(42)	—	—	—	—	(42)
Share-based compensation	28	—	—	—	—	28
Change related to ESOP shares	—	—	—	576	—	576
Net income	—	7,739	—	—	—	7,739
Cash dividends ($.81 per share)	—	(3,695)	—	—	—	(3,695)
Purchase of 3,977 shares of common stock	—	—	—	—	(188)	(188)
Other comprehensive loss	—	—	(1,258)	—	—	(1,258)

Balance, June 30, 2006	$12,090	$124,033	$(3,041)	$(20,058)	$(251)	$112,773

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Six Months Ended June 30,

	2007	2006

Cash Flows from Operating Activities
Net income	$8,072	$7,739
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,146	1,170
Provision for loan losses	1,486	1,709
Share-based compensation	18	28
Forfeiture of common stock	(20)	(42)
Compensation expensed through issuance of common stock	92	134
Excess tax benefits from share-based compensation	(93)	—
Provision for deferred income taxes	(434)	(839)
Increase in accrued interest receivable	(1,249)	(803)
Amortization of discount on investment securities, net	176	287
(Increase) decrease in other assets	(249)	747
Increase in accrued interest and other liabilities	1,374	400
Loans originated for sale	(61,286)	(49,706)
Proceeds on sales of loans	60,233	42,696
Net gain on sales of loans	(527)	(381)

Net cash and cash equivalents provided by operating activities	$8,739	$3,139

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	$18,462	$15,460
Held to maturity	45	45
Purchases of investment securities available for sale	(29,120)	(10,074)
Loans made to customers, net of collections	(15,264)	(81,417)
Purchases of property and equipment	(686)	(1,058)
Investment in tax credit real estate, net	171	279

Net cash used in investing activities	$(26,392)	$(76,765)

Cash Flows from Financing Activities
Net increase in deposits	$21,351	$36,446
Net increase (decrease) in short-term borrowings	(6,048)	33,250
Stock options exercised	96	—
Excess tax benefits from share-based compensation	93	—
Borrowings from FHLB	30,000	15,000
Payments on FHLB borrowings	(20,000)	(10,000)
Borrowings from FRB	8,000	—
Purchase of treasury stock	(751)	(188)
Dividends paid	(3,873)	(3,695)

Net cash provided by financing activities	$28,868	$70,813

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Amounts In Thousands)

	Six Months Ended June 30,

	2007	2006

Increase (decrease) in cash and cash equivalents	$11,215	$(2,813)

Cash and cash equivalents:
Beginning of year	23,397	29,956

End of period	$34,612	$27,143

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$17,410	$12,309
Interest paid on other obligations	6,919	6,803
Income taxes paid	3,980	4,336

Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$826	$(576)

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

Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2006 filed with the Securities Exchange Commission on March 9, 2007.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Common shares outstanding at the beginning of the period	4,497,275	4,559,350	4,503,738	4,562,237
Weighted average number of net shares issued (redeemed)	1,994	73	270	(1,928)

Weighted average shares outstanding (basic)	4,499,269	4,559,423	4,504,008	4,560,309
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	26,945	27,373	27,130	27,493

Weighted average number of shares (diluted)	4,526,214	4,586,796	4,531,138	4,587,802

Net income (In Thousands)	$4,067	$3,790	$8,072	$7,739

Earnings per share:
Basic	$0.90	$0.83	$1.79	$1.70

Diluted	$0.90	$0.83	$1.78	$1.69

Note 3.	Recent Accounting Pronouncements

In March 2006, the FASB issued FASB Statement No. 156 (“FAS 156”), Accounting for Servicing of Financial Assets and amendment of FASB Statement No. 140 (“FAS 140”), Accounting for Transfers and Extinguishment of Liabilities. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Company elected the fair value measurement method with changes in fair value reflected in earnings for subsequent measurements. FAS 156 was effective for the Company as of January 1, 2007. The adoption of this statement did not have a significant effect on the Company’s financial statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3.	Recent Accounting Pronouncements (continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. The adoption of the Interpretation did not have a significant effect on the Company’s financial statements. See Footnote 7.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilties – Including an Amendment of FASB Statement No. 115 (“FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective for financial statements issued for the year beginning after November 15, 2007. The Company is currently evaluating the impact that the Statement will have on its consolidated financial statements.

Note 4.	Employee Benefit Plans

The Company has a Stock Option and Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the plan, the aggregate number of options and shares granted cannot exceed 198,000 shares. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Director options granted on or before December 31, 2006 may be exercised immediately. Director options granted on or after January 1, 2007 and officers’ rights under the plan vest over a five-year period from the date of the grant.

Information concerning the issuance of stock options is presented in the following table:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at January 1, 2007	57,195	$26.79	4.88	$1,532

Options outstanding at June 30, 2007	55,110	30.36	5.35	1,673

Options exercisable at June 30, 2007	31,930	27.45	4.53	876

Options for 4,580 shares of stock were granted during the second quarter of 2007. The weighted-average value of the options granted was $16.98 per share.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 4.	Employee Benefit Plans (continued)

The fair value of each option is estimated as of the date of grant using a Black-Scholes option pricing model. The expected lives of options granted incorporate historical employee exercise behavior. The risk-free rate for periods that coincide with the expected life of the options is based on the annual 10 year interest rate swap rate as published by the Federal Reserve Bank. Expected volatility is based on volatility levels of the Company’s peer’s common stock as the Company’s stock has limited trading activity. Expected dividend yield was based a set dividend rate. Significant assumptions related to the options granted in 2007 include:

Risk-free interest rate	5.21%
Expected option life	7.5 years
Expected volatility	25.33%
Expected dividends	1.69%

At June 30, 2007, 115,635 shares were available for issuance under the plan. Stock options for 6,665 shares with a weighted-average exercise price of $14.57 were exercised during the six months ended June 30, 2007. The intrinsic value of the options exercised was $97,088.

As of June 30, 2007, there was $34,472 in unrecognized compensation cost for stock options granted under the plan compared to $52,600 as of June 30, 2006. This unrecognized cost is expected to be recognized over a weighted-average period of 1.49 years.

Note 5.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization will expire on December 31, 2009. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors. The Company has purchased 82,549 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2007. Of these 82,549 shares, 6,683 shares were purchased during the quarter ended June 30, 2007, at an average price per share of $51.98.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006

	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$20,149	$18,796
Credit card participations	29,879	28,091
Commercial, real estate and home construction	82,967	83,699
Commercial lines and real estate purchase loans	98,776	70,200
Outstanding letters of credit	9,965	10,107

Commitments for commercial and real estate loans increased $28.6 million since December 31, 2006. The majority of this increase is due to the volume of residential real estate loan commitments as of June 30, 2007. Real estate loan commitments were $34.9 million at June 30, 2007 and $3.6 million at December 31, 2006, an increase of $21.3 million.

Note 7.	Income Taxes

Federal income tax expense for the six months ended June 30, 2007 and 2006 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The evaluation was performed for those tax years which remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes. The tax years ended December 31, 2006, 2005 and 2004, remain subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2006, 2005 and 2004, remain open for examination. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. There were no material unrecognized tax benefits on January 1, 2007 and June 30, 2007. No interest or penalties on these unrecognized tax benefits has been recorded. As of June 30, 2007, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the remainder of 2007.

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of June 30, 2007 and December 31, 2006 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Overview

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa. At June 30, 2007, the Bank has thirteen full-service locations.

Net income for the six-month period ended June 30, 2007 was $8.07 million compared to $7.74 million for the same six months of 2006, an increase of 4.30%. The $472,000 increase in net income before income taxes is due to the combined result of an increase in net interest income of $448,000, other income of $538,000, the decrease in the provision for loan losses of $223,000 and expenses increasing $737,000. Return on average equity was 13.49% for the six months ended June 30, 2007 compared to 14.07% for the same period in 2006. Return on average assets was 1.03% in 2007 compared to 1.06% in 2006. Dividends of $.86 per share were paid in January 2007 to 1,535 shareholders. The 2007 dividend was a 6.17% increase over the prior year’s dividend of $.81 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.23% compared to 3.39% in 2006. Average earning assets were $1.491 billion in 2007 and $1.391 billion in 2006.

Highlights noted on the balance sheet as of June 30, 2007 for the Company included the following:

•	Total assets are over $1.5 billion, at $1.589 billion.
•	Net loans are $1.298 billion.
•	Loan growth of $15.4 million since December 31, 2006.
•	Deposit growth of $21.4 million since December 31, 2006.

A detailed discussion of the financial condition and results of operations follows this overview.

Financial Condition

The asset growth for the six months ended June 30, 2007 of $37.7 million included a net loan increase of $15.4 million, an increase in federal funds sold of $8.1 million and an increase in investment securities of $8.8 million. The upward movement of the federal funds target rate started on June 30, 2004 when the rate was increased from 1.00% to 1.25%; the rate increased 17 times to 5.25% at June 30, 2007. The Federal Reserve Open Market Committee has not changed the target rate at its eight meetings since June 29, 2006. Interest rates on loans are generally affected by these increases since interest rates for the U.S. Treasury market normally increase when the Federal Reserve Board raises the federal funds target rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. Increases in interest rates may at some point materially reduce the loan demand and slow the economy, but at the current interest rate levels, demand for loans remains good. The overall economy in the Company’s principal place of business, Johnson and Linn Counties, remains good with unemployment levels that remain low.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The tables below set forth the composition of the loan portfolio as of June 30, 2007 and December 31, 2006 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	June 30, 2007		December 31, 2006

	Amount	Percent	Amount	Percent

	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$48,334	3.68%	$49,223	3.80%
Commercial and financial	130,500	9.95	118,339	9.12
Real estate:
Construction	109,163	8.32	114,199	8.80
Mortgage	995,181	75.86	983,489	75.83
Loans to individuals	28,677	2.19	31,827	2.45

	$1,311,855	100.00%	$1,297,077	100.00%

Less allowance for loan losses	18,850		17,850

	$1,293,005		$1,279,227

Loan growth of $12.2 million in commercial and financial loans is due to extensions of credit to existing customers.

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

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning	$18,410	$16,150	$17,850	$15,360
Provision charged to expense	954	1,054	1,486	1,709
Recoveries	259	281	723	781
Loans charged off	(773)	(385)	(1,209)	(750)

Balance, ending	$18,850	$17,100	$18,850	$17,100

Non-performing loan information at June 30, 2007 and December 31, 2006, was as follows:

	June 30, 2007	December 31, 2006

	(Amounts in thousands)

Non-accrual loans	$651	$879

Accruing loans past due ninety days or more	5,735	4,983

Restructured loans	—	—

Non-performing loans (includes non-accrual loans)	34,921	14,681

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loans increased by $20.2 million from December 31, 2006 to June 30, 2007. Non-performing loans include any loan that has been placed on nonaccrual status. Non-performing loans also include loans that based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. This increase in non-performing loans is due to deterioration in the credit quality of four borrower relationships having an aggregate balance of approximately $19.2 million as of June 30, 2007. The Bank believes these loans are adequately collateralized by real estate.

Federal funds sold increased from zero at December 31, 2006 to $8.1 million at June 30, 2007. Deposit growth of $21.4 million exceeded the funds required for loan growth.

The estimated fair value of the investment securities held by the Company increased by $8.8 million from December 31, 2006 to June 30, 2007. This increase resulted from purchases of securities of approximately $10.0 million in excess of maturities during the six-month period ended June 30, 2007. The purchases were offset by a decline in the market value of securities available for sale of $1.2 million since December 31, 2006. The carrying values of investment securities for June 30, 2007 and December 31, 2006 are summarized in the following table (dollars in thousands):

	June 30, 2007		December 31, 2006

	Amount	Percent	Amount	Percent

Securities available for sale

U.S. Government agencies and corporations	$102,061	54.62%	$94,068	52.83%

State and political subdivisions	84,796	45.38	83,989	47.17

Total securities available for sale	$186,857	100.00%	$178,057	100.00%

Securities held to maturity
State and political subdivisions	$125	100.00%	$170	100.00%

Deposit growth was $21.4 million in the first six months of 2007. Repurchase agreements decreased $3.8 million in the same period. Short-term borrowings at December 31, 2006 included federal funds purchased that decreased $2.2 million to $8.5 million as of June 30, 2007. The borrowings from the Federal Home Loan Bank (FHLB) decreased by $20 million with the maturity in June 2007 of an advance with the interest rate of 4.48%. The Company borrowed an additional $30 million in June 2007. One $15 million advance is at a rate of 4.62% for ten years and is callable in one year. The second $15 million advance is at a rate of 4.89% for ten years that is callable in three years. The Company also borrowed $8 million from the Federal Reserve Bank on June 29, 2007. These funds were a short-term borrowing at 6.25% and were repaid on July 2, 2007. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Dividends and Equity

In January 2007, Hills Bancorporation paid a dividend of $3,873,000 or $.86 per share, a 6.17% increase from the $.81 per share paid in January 2006. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2007 totaled $120.8 million. Under risk-based capital rules, the total amount of risk based capital of the Company as of June 30, 2007, was 12.75% of risk-adjusted assets, and is substantially in excess of the required minimum of 8.00%. Risk-based capital was 13.38% and 13.31% as of June 30 and December 31, 2006, respectively. As of June 30, 2007, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

Discussion of operations for the six months ended June 30, 2007 and 2006

Net Income Overview

Net income increased $333,000 for the six months ended June 30, 2007 compared to the first six months of 2006. Total net income was $8,072,000 in 2007 and $7,739,000 in the comparable period in 2006. The changes in net income in 2007 from the first six months of 2006 were the result of the following:

•	Net interest income increased by $448,000.
•	The provision for loan losses decreased by $223,000.
•	Other income increased by $538,000.
•	Other expenses increased by $737,000.
•	Income taxes increased by $139,000.

For the six-month periods ended June 30, 2007 and 2006, basic earnings per share were $1.79 and $1.70, respectively. Diluted earnings per share were $1.78 for the six months ended June 30, 2007 compared to $1.69 for the same period in 2006.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by two important factors. The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $22.9 million for the first six months of 2007 was derived from the Company’s $1.491 billion of average earning assets during that period and its net interest margin of 3.23%. Average earning assets in the six months ending June 30, 2006 were $1.391 billion and the net interest margin was 3.39%. The margin compression was the result of the continued flattening of the yield curve and pricing pressure on loans and short-term deposits. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.13% would have resulted approximately in a $739,000 decrease in income before income taxes in the six month period ending June 30, 2007. Similarly, an increase in the net interest margin of 10 basis points to 3.33% would have resulted in approximately a $739,000 increase in net interest income before taxes. Despite the decline in the net interest margin, the net interest income for the Company increased due to the increase in average earning assets over the similar six-month period in 2006.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.298 billion at June 30, 2007. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans) and loans past due 90 days or more. The provision for loan losses was $1,486,000 in the first six months of 2007 compared to $1,709,000 the same period in 2006.

HILLS BANCORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2007 and 2006 (continued)

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first six months of 2007 was 3.23% compared to 3.39% in 2006 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2007 compared to the comparable period in 2006 are shown in the following table:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$105,350	0.28%	$3,410	$1,790	$5,200
Taxable securities	(19,177)	0.52	(339)	290	(49)
Nontaxable securities	5,936	0.04	161	19	180
Federal funds sold	8,512	0.92	174	45	219

	$100,621		$3,406	$2,144	$5,550

Interest expense:
Interest-bearing demand deposits	$12,653	0.50	$(56)	$(379)	$(435)
Savings deposits	(8,790)	0.46	211	(735)	(524)
Time deposits	82,823	0.82	(1,576)	(2,370)	(3,946)
Short-term borrowings	(10,865)	0.05	332	(121)	211
FHLB borrowings	12,996	—	(327)	—	(327)

	$88,817		$(1,416)	$(3,605)	$(5,021)

Change in net interest income			$1,990	$(1,461)	$529

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2007	2006

Yield on average interest-earning assets	6.51%	6.18%
Rate on average interest-bearing liabilities	3.83	3.27

Net interest spread	2.68%	2.91%
Effect of noninterest-bearing funds	0.55	0.48

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.23%	3.39%

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2007 and 2006 (continued)

Provision for Loan Losses

The provision for loan losses was $1,486,000 in 2007 compared to $1,709,000 in 2006, a decrease of $223,000. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the impact of borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks (primarily agricultural and spec real estate construction loans).

The provision for loan losses was larger in 2006 due to loan growth of $87.1 million in the first six months compared to $15.4 million in loan growth in the same period in 2007. The decrease in provision expense due to less loan growth was offset by a larger increase in problem and watch loans in 2007. Problem and watch loans increased $27.4 million in the six-month period ended June 30, 2007 compared to an increase of $3.6 million during the same period in 2006. The increase in non-performing loans is due to the deterioration in the credit quality of four borrower relationships having an aggregate balance of approximately $19.2 million as of June 30, 2007. The Bank believes these loans are adequately collateralized by real estate.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the six months ended June 30, 2007 and 2006, recoveries were $723,000 and $781,000, respectively; and charge-offs were $1,209,000 in 2007 and $750,000 in 2006. The allowance for loan losses totaled $18,850,000 at June 30, 2007 compared to $17,850,000 at December 31, 2006. The allowance represented 1.43% and 1.37% of outstanding loans at June 30, 2007 and December 31, 2006, respectively. The methodology used in 2007 is consistent with 2006.

Net Gain on Sale of Loans

Net gain on sale of loans for the six months ended June 30, 2007 was $527,000 compared to $381,000 for the comparable period ended June 30, 2006. Loans sold in the first six months of 2007 totaled $61.3 million compared to $49.7 million in the same period in 2006, an increase of 24%.

Other Income

Other income, other than the net gain on sale of loans discussed above, increased by $392,000 for the six months ended June 30, 2007. Trust fees increased $175,000 in 2007 as a result of assets under management increasing from $798.6 million as of June 30, 2006 to $927.2 million as of June 30, 2007. Service charges and fees were up $398,000 in 2007. $173,000 was the result of fee income strategies. Debit card and point of sale (POS) pin interchange fees increased during the same period by $198,000 due to volume of activity. Rental revenue on tax credit real estate decreased $96,000 for the six-month period ended June 30, 2007. This decrease was due to adjustments recorded upon receipt of the 2006 audited financial statements for the tax credit properties. Other noninterest income decreased $85,000 as of June 30, 2007 compared to 2006. Included in 2006 other income was a one-time $79,000 sales tax refund.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2007 and 2006 (continued)

Other Expenses

Other expenses increased $737,000 in 2007 to $17,533,000 from the same period in 2006. This increase of 4.39% included $546,000 in salaries and benefits. Direct salary expense was up $376,000, or 5.57%, due to annual pay adjustments and the addition of employees in 2007. Medical expense for employees’ health insurance increased $47,000 due to a premium increase of 6.90%. Furniture and equipment expense increased $110,000 in the six months ended June 30, 2007 compared to the same period in 2006. This variance is due to a $134,000 increase in software maintenance contract expense. Advertising and business development expenses decreased $44,000 as of June 30, 2007. The decrease is primarily the result of office promotions held in 2006 for the retail areas of the Bank.

Outside services increased $16,000 from 2006. Outside services include professional fees, courier services and ATM fees and processing charges for the merchant credit card program, retail credit cards and other data processing services. The credit card, merchants’ card and debit card processing charges increased $54,000 due to the increase in the volume of activity. Professional fees decreased $53,000 in part due to fees of $30,000 paid to an outside consultant in 2006 for a sales tax audit and expanded information security testing.

Income Taxes

Federal and state income tax expenses were $3,604,000 and $3,465,000 for the six months ended June 30, 2007 and 2006, respectively. Income taxes as a percentage of income before taxes were 30.87% in 2007 and 30.93% in 2006. The amount of tax credits was $280,000 for the six month period for both 2007 and 2006.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2007 and 2006

Net Income

Net income increased to $4,067,000 for the three months ended June 30, 2007 from $3,790,000 for the same period in 2006, an increase of 7.31%. Earnings per share, both basic and diluted, increased for the three months ended June 30, 2007 compared to the same period in 2006. For the three-month period ended June 30, 2007, basic and diluted earnings per share were $0.90. For the three months ended June 30, 2006, basic and diluted earnings per share were $0.83. Return on average equity was 13.61% for the three months ended June 30, 2007 compared to 13.64%, for the same period in 2006. Return on average assets was 1.03% in 2007 and 2006.

Net Interest Income

Net interest income increased for the three month period ended June 30, 2007 by $195,000 from the similar period in 2006. The net interest margin in 2007 was 3.24% compared to 3.37% in 2006. The decrease is primarily due to an increase in rates on core deposit accounts, including insured money market accounts and short-term certificates of deposits. These rates were increased due to the upward movement of the federal fund rates. Rates paid on repurchase agreements and federal funds borrowed also increased. The increase in the volume of interest earning assets accounted for a significant portion of the net interest income improvement. Net interest income changes on a tax-equivalent basis for the three months ended June 30, 2007 and 2006 are as follows:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$85,649	0.24%	$1,404	$785	$2,189
Taxable securities	(16,178)	0.70	(142)	194	52
Nontaxable securities	6,129	0.05	83	11	94
Federal funds sold	9,550	0.83	98	24	122

	$85,150		$1,443	$1,014	$2,457

Interest expense:
Interest-bearing demand deposits	$20,301	0.59	$(47)	$(242)	$(289)
Savings deposits	(12,355)	0.35	142	(311)	(169)
Time deposits	77,164	0.79	(755)	(1,132)	(1,887)
Short-term borrowings	(24,761)	(0.22)	335	(36)	299
FHLB borrowings	13,774	—	(174)	1	(173)

	$74,123		$(499)	$(1,720)	$(2,219)

Change in net interest income			$944	$(706)	$238

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2007 and 2006

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2007	2006

Yield on average interest-earning assets	6.54%	6.24%
Rate on average interest-bearing liabilities	3.86	3.36

Net interest spread	2.68%	2.88%
Effect of noninterest-bearing funds	0.56	0.49

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.24%	3.37%

Provision for Loan Losses

The provision for loan losses was $954,000 for the quarter ended June 30, 2007 compared to $1,054,000 for the comparable quarter in 2006, a decrease of $100,000. As discussed in connection with the results of operations for the six months, the allowance for loan losses was decreased due to management’s analysis of the outstanding loans at June 30, 2007. The provision for loan losses was larger in the three-month period ended June 30, 2006 due to loan growth of $53.3 million compared to loan growth of $9.7 million in the same period in 2007. In addition, loans classified as potential watch, watch or problem loans increased $13.2 million in the second quarter of 2006 compared to a decrease of $0.7 in these categories during the second quarter of 2007.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the three months ended June 30, 2007 and 2006, recoveries were $259,000 and $281,000, respectively; and charge-offs were $773,000 in 2007 and $385,000 in 2006. The allowance for loan losses totaled $18,850,000 at June 30, 2007 compared to $17,100,000 at June 30, 2006. The allowance represented 1.43% and 1.37% of outstanding loans at June 30, 2007 and June 30, 2006, respectively.

Other Income

Total other income was $4,136,000 and $3,772,000 for the three months ended June 30, 2007 and 2006. Net gain on sale of loans increased by $99,000 in the quarter ended June 30, 2007 as compared to the same quarter in 2006 due to an increase in the volume of loans sold in 2007. The Trust Department fees for 2007 were $90,000 higher than 2006 due to the growth of assets under management. Service charges and fees were up $259,000 in the three months ended June 30, 2007. $131,000 was the result of fee income strategies. Debit card and point of sale (POS) pin interchange fees increased $105,000 during the same period due to the volume of activity. Other noninterest income decreased $84,000 in 2007. Included in the second quarter other income was the one-time $79,000 sales tax refund noted in the six month discussion above.

Other Expenses

Total expenses for the 2007 quarter compared to the 2006 quarter increased $247,000 to $8,921,000. Salaries and employee benefits increased $207,000 for the quarter ended June 30, 2007 compared to 2006. Direct salary expense was up $143,000, or 4.16%, due to annual pay adjustments and additional employees in 2007. Furniture and equipment expense increased $67,000 in the three months ended June 30, 2007 as compared to 2006. This variance was due to a $76,000 increase in software maintenance contract expense. Advertising and business development expenses decreased $66,000 in comparing the quarters. The decrease is due to office promotions held in 2006 for the retail area of the Bank.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2007 and 2006 (continued)

Outside services increased $23,000 from the second quarter of 2006. Credit card, merchants’ card and debit card processing charges increased $29,000 for the three-month period ended June 30, 2007 due to volume of card activity. Professional fees decreased $25,000 in 2007 in part due to the $30,000 in fees paid to an outside consultant in 2006, as noted in the six month discussion above.

Income Taxes

Income tax expense as a percentage of income before taxes increased to 30.75% in 2007 from 30.60% in 2006. Income tax expense was $135,000 more in 2007 compared to 2006 primarily due to the $412,000 increase in income before income taxes. The amount of tax credits was $140,000 in the second quarters of both 2007 and 2006.

HILLS BANCORPORATION

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 12.27% of the Company’s total assets at June 30, 2007, compared to 11.48% at December 31, 2006.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of June 30, 2007, the Company had borrowed $245.4 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. This includes two new advances in June 2007, each for $15 million. Also, a $20 million advance matured in June 2007. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $189 million at June 30, 2007.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago. As of June 30, 2007, $8 million had been borrowed from the Federal Reserve Bank on a short-term basis. These funds were repaid by the Company on July 2, 2007. The Company also has lines of credit with two banks totaling $125 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2007.

As of June 30, 2007, investment securities with a carrying value of $53,015,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law. As of December 31, 2006, investment securities with a carrying value of $59,063,000 were pledged.

Contractual Obligations

As of June 30, 2007, there had been no material changes in the Company’s contractual obligations from those disclosed in its Annual Report in Form 10-K for the year ended December 31, 2006.

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

Although there has been no material change in the Company’s assets and liability position since December 31, 2006, interest expense during the six months ended June 30, 2007 increased at a faster pace than the comparable increase in interest income. Correspondingly, the Company’s net interest margin decreased from 3.39% for the six months ended June 30, 2006 to 3.23% for the same period in 2007. As indicated elsewhere in this report, despite this decline in net interest margin, the Company’s net interest income increased in the six months ended June 30, 2007 as compared to the same period in 2006 due to an increase of approximately $100 million, or approximately 7.15%, in average earning assets.

HILLS BANCORPORATION

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first six months of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1 to April 30	138	$51.00	76,004	673,996

May 1 to May 31	4,720	52.00	80,724	669,276

June 1 to June 30	1,825	52.00	82,549	667,451

Total	6,683	$51.98	82,549	667,451

(1) On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization will expire on December 31, 2009. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on April 16, 2007. The only matter voted was for the election of directors. The following individuals were elected to serve as Directors of the Company for a three year term at the Annual Meeting. The results of the voting by individuals and those withholding authority are as follows:

	For	Withhold Authority	Term
1. Michael S. Donovan	3,120,684	31,243	1 year to 2009
2. Michael E. Hodge	3,119,634	32,293	2 years to 2010
3. Richard W. Oberman	3,093,409	58,518	2 years to 2010
4. John W. Phelan	3,115,824	36,103	2 years to 2010
5. Sheldon E. Yoder, D.V.M.	3,120,684	31,243	2 years to 2010

HILLS BANCORPORATION

PART II - OTHER INFORMATION

(continued)

Item 5.	Other Information

None

Item 6.	Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: 8/7/07	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: 8/7/07	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION

QUARTERLY REPORT OF FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2007

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2007 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	32 – 33 of 35

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	34 – 35