Form 10-Q
period 2007-09-30
HILLS BANCORPORATION
filed 2007-11-07
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

[✓] Yes  ☐ No

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated Filer ✓     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At October 31, 2007

Common Stock, no par value	4,494,844

HILLS BANCORPORATION Index to Form 10-Q Part I FINANCIAL INFORMATION

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

ASSETS	September 30, 2007 (Unaudited)	December 31, 2006

Cash and due from banks	$21,014	$23,397
Federal funds sold	21	—

Total cash and cash equivalents	$21,035	$23,397
Investment securities:
Available for sale at fair value (amortized cost September 30, 2007 $193,787; December 31, 2006 $180,106)	193,097	178,057
Held to maturity at amortized cost (fair value September 30, 2007 $130; December 31, 2006 $177)	125	170
Stock of Federal Home Loan Bank	14,169	12,757
Loans held for sale	3,544	3,808
Loans, net	1,325,249	1,279,227
Property and equipment, net	21,314	22,061
Tax credit real estate	6,840	7,111
Accrued interest receivable	12,343	10,292
Deferred income taxes	7,971	7,613
Goodwill	2,500	2,500
Other assets	4,125	4,240

	$1,612,312	$1,551,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$137,604	$143,274
Interest-bearing deposits	1,003,924	964,135

Total deposits	$1,141,528	$1,107,409
Short-term borrowings	45,955	59,063
Federal Home Loan Bank borrowings	265,347	235,379
Accrued interest payable	3,528	3,500
Other liabilities	7,827	6,303

	$1,464,185	$1,411,654

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$21,985	$20,940

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued September 30, 2007 4,579,789 shares; December 31, 2006 4,571,659 shares	$—	$—
Paid in capital	12,662	12,364
Retained earnings	140,140	131,852
Accumulated other comprehensive loss	(426)	(1,265)
Treasury stock at cost (September 30, 2007 84,945 shares; December 31, 2006 67,921 shares)	(4,249)	(3,372)

	$148,127	$139,579
Less maximum cash obligation related to ESOP shares	21,985	20,940

	$126,142	$118,639

	$1,612,312	$1,551,233

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Interest income:
Loans, including fees	$22,690	$20,780	$65,952	$58,860
Investment securities:
Taxable	1,212	1,113	3,453	3,403
Nontaxable	794	727	2,333	2,149
Federal funds sold	28	—	278	31

Total interest income	$24,724	$22,620	$72,016	$64,443

Interest expense:
Deposits	$8,890	$7,182	$26,333	$19,720
Short-term borrowings	552	907	1,541	2,107
FHLB borrowings	3,256	3,054	9,186	8,657

Total interest expense	$12,698	$11,143	$37,060	$30,484

Net interest income	$12,026	$11,477	$34,956	$33,959
Provision for loan losses	1,270	433	2,756	2,142

Net interest income after provision for loan losses	$10,756	$11,044	$32,200	$31,817

Other income:
Net gain on sale of loans	$216	$280	$743	$661
Trust fees	1,022	837	2,910	2,550
Service charges and fees	2,106	1,801	5,837	5,134
Rental revenue on tax credit real estate	190	190	496	592
Other noninterest income	683	648	1,996	2,046

	$4,217	$3,756	$11,982	$10,983

Other expenses:
Salaries and employee benefits	$4,868	$4,623	$14,516	$13,725
Occupancy	563	555	1,726	1,651
Furniture and equipment	873	892	2,596	2,505
Office supplies and postage	336	311	975	959
Advertising and business development	466	359	1,281	1,218
Outside services	1,365	1,185	3,793	3,597
Rental expenses on tax credit real estate	240	224	731	689
Other noninterest expense	359	367	985	968

	$9,070	$8,516	$26,603	$25,312

Income before income taxes	$5,903	$6,284	$17,579	$17,488
Income taxes	1,814	1,991	5,418	5,456

Net income	$4,089	$4,293	$12,161	$12,032

Earnings per share:
Basic	$0.91	$0.94	$2.70	$2.64
Diluted	0.90	0.93	2.68	2.62

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net income	$4,089	$4,293	$12,161	$12,032

Other comprehensive income:
Unrealized holding gains arising during the period,	$2,518	$2,859	$1,359	$822
Income tax effect of unrealized gains	(963)	(1,094)	(520)	(315)

Other comprehensive income	$1,555	$1,765	$839	$507

Comprehensive income	$5,644	$6,058	$13,000	$12,539

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2006	$12,364	$131,852	$(1,265)	$(20,940)	$(3,372)	$118,639
Issuance of 8,875 shares of common stock	208	—	—	—	—	208
Forfeiture of 745 shares of common stock	(33)	—	—	—	—	(33)
Share-based compensation	30	—	—	—	—	30
Income tax benefit related to share-based compensation	93	—	—	—	—	93
Change related to ESOP shares	—	—	—	(1,045)	—	(1,045)
Net income	—	12,161	—	—	—	12,161
Cash dividends ($.86 per share)	—	(3,873)	—	—	—	(3,873)
Purchase of 17,024 shares of common stock	—	—	—	—	(877)	(877)
Other comprehensive income	—	—	839	—	—	839

Balance, September 30, 2007	$12,662	$140,140	$(426)	$(21,985)	$(4,249)	$126,142

Balance, December 31, 2005	$11,970	$119,989	$(1,783)	$(20,634)	$(63)	$109,479
Issuance of 4,144 shares of common stock	200	—	—	—	—	200
Forfeiture of 1,509 shares of common stock	(56)	—	—	—	—	(56)
Share-based compensation	36	—	—	—	—	36
Change related to ESOP shares	—	—	—	148	—	148
Net income	—	12,032	—	—	—	12,032
Cash dividends ($.81 per share)	—	(3,695)	—	—	—	(3,695)
Purchase of 9,692 shares of common stock	—	—	—	—	(468)	(468)
Other comprehensive income	—	—	507	—	—	507

Balance, September 30, 2006	$12,150	$128,326	$(1,276)	$(20,486)	$(531)	$118,183

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Nine Months Ended September 30,

	2007	2006

Cash Flows from Operating Activities
Net income	$12,161	$12,032
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,719	1,755
Provision for loan losses	2,756	2,142
Share-based compensation	30	36
Forfeiture of common stock	(33)	(56)
Compensation expensed through issuance of common stock	112	200
Excess tax benefits from share-based compensation	(93)	—
Provision for deferred income taxes	(878)	(1,098)
Increase in accrued interest receivable	(2,051)	(1,844)
Amortization of discount on investment securities, net	239	405
Decrease in other assets	207	398
Increase in accrued interest and other liabilities	1,553	725
Loans originated for sale	(88,751)	(75,802)
Proceeds on sales of loans	89,758	76,365
Net gain on sales of loans	(743)	(661)

Net cash and cash equivalents provided by operating activities	$15,986	$14,597

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	$27,612	$25,531
Held to maturity	45	45
Purchases of investment securities available for sale	(42,944)	(15,061)
Loans made to customers, net of collections	(48,778)	(113,303)
Purchases of property and equipment	(972)	(1,906)
Investment in tax credit real estate, net	271	382

Net cash used in investing activities	$(64,766)	$(104,312)

Cash Flows from Financing Activities
Net increase in deposits	$34,119	$39,246
Net (decrease) increase in short-term borrowings	(13,108)	28,251
Stock options exercised	96	—
Income tax benefits related to share-based compensation	93	—
Borrowings from FHLB	60,700	45,000
Payments on FHLB borrowings	(30,732)	(20,032)
Borrowings from FRB	8	—
Payments on FRB borrowings	(8)	—
Purchase of treasury stock	(877)	(468)
Dividends paid	(3,873)	(3,695)

Net cash provided by financing activities	$46,418	$88,302

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Amounts In Thousands)

	Nine Months Ended September 30,

	2007	2006

Decrease in cash and cash equivalents	$(2,362)	$(1,413)

Cash and cash equivalents:
Beginning of year	23,397	29,956

End of period	$21,035	$28,543

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$26,305	$19,343
Interest paid on other obligations	10,727	10,764
Income taxes paid	6,016	6,137

Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$1,045	$(148)

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

Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2006 filed with the Securities Exchange Commission on March 9, 2007.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Common shares outstanding at the beginning of the period	4,497,121	4,559,883	4,503,738	4,562,237
Weighted average number of net shares issued (redeemed)	(499)	(2,119)	(2,083)	(2,929)

Weighted average shares outstanding (basic)	4,496,622	4,557,764	4,501,655	4,559,308
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	24,923	27,650	22,717	27,806

Weighted average number of shares (diluted)	4,521,545	4,585,414	4,524,372	4,587,114

Net income (In Thousands)	$4,089	$4,293	$12,161	$12,032

Earnings per share:
Basic	$0.91	$0.94	$2.70	$2.64

Diluted	$0.90	$0.93	$2.68	$2.62

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

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.             Employee Benefit Plans (continued)

Information concerning the issuance of stock options is presented in the following table:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at January 1, 2007	57,195	$26.79	4.88	$1,532

Options outstanding at September 30, 2007	55,110	30.36	5.10	1,673

Options exercisable at September 30, 2007	31,930	27.45	4.27	876

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

At September 30, 2007, 115,516 shares were available for issuance under the plan. Stock options for 6,665 shares with a weighted-average exercise price of $14.57 were exercised during the nine months ended September 30, 2007. The intrinsic value of the options exercised was $97,088.

As of September 30, 2007, there was $33,318 in unrecognized compensation cost for stock options granted under the plan compared to $44,800 as of September 30, 2006. This unrecognized cost is expected to be recognized over a weighted-average period of 1.44 years.

Note 5.            Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization will expire on December 31, 2009. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors. The Company has purchased 84,945 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2007. Of these 84,945 shares, 2,396 shares were purchased during the quarter ended September 30, 2007, at an average price per share of $52.50.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006

	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$20,620	$18,796
Credit card participations	30,357	28,091
Commercial, real estate and home construction	91,519	83,699
Commercial lines and real estate purchase loans	101,162	70,200
Outstanding letters of credit	10,574	10,107

Commitments for commercial and real estate loans increased $31.0 million since December 31, 2006. The majority of this increase is due to the volume of residential real estate loan commitments as of September 30, 2007. Real estate loan commitments were $29.2 million at September 30, 2007 and $3.6 million at December 31, 2006, an increase of $25.6 million.

Note 7.            Income Taxes

Federal income tax expense for the nine months ended September 30, 2007 and 2006 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes.  The evaluation was performed for those tax years which remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes. The tax years ended December 31, 2006, 2005 and 2004, remain subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2006, 2005 and 2004, remain open for examination. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. There were no material unrecognized tax benefits on January 1, 2007 and September 30, 2007. No interest or penalties on these unrecognized tax benefits has been recorded. As of September 30, 2007, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve-month period ending September 30, 2008.

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of September 30, 2007 and December 31, 2006 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Overview

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa. At September 30, 2007, the Bank has thirteen full-service locations.

Net income for the nine-month period ended September 30, 2007 was $12.16 million compared to $12.03 million for the same nine months of 2006, an increase of 1.07%. The $91,000 increase in net income before income taxes is due to the combined result of an increase in net interest income of $997,000, other income of $999,000, the increase in the provision for loan losses of $614,000 and expenses increasing $1,291,000. Return on average equity was 13.36% for the nine months ended September 30, 2007 compared to 14.40% for the same period in 2006. Return on average assets was 1.03% in 2007 compared to 1.08% in 2006. Dividends of $.86 per share were paid in January 2007 to 1,535 shareholders. The 2007 dividend was a 6.17% increase over the prior year’s dividend of $.81 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.25% compared to 3.35% in 2006. Average earning assets were $1.501 billion in 2007 and $1.409 billion in 2006.

Highlights noted on the balance sheet as of September 30, 2007 for the Company included the following:

•	Total assets are over $1.6 billion, at $1.612 billion.

•	Net loans are $1.329 billion.

•	Loan growth of $45.8 million since December 31, 2006.

•	Deposit growth of $34.1 million since December 31, 2006.

•	Short-term borrowings decreased $13.1 million and Federal Home Loan Bank borrowings increased $30.0 million since December 31, 2006.

A detailed discussion of the financial condition and results of operations follows this overview.

Financial Condition

The asset growth for the nine months ended September 30, 2007 of $61.1 million included a net loan increase of $45.8 million and an increase in investment securities of $16.4 million that includes an increase of $1.4 million in stock of the Federal Home Loan Bank. The Federal Reserve Open Market Committee decreased the federal funds target rate on September 18, 2007 from 5.25% to 4.75%. This was the first change in the target rate since June 29, 2006 and the first decrease since June 25, 2003. Prior to this decrease, the federal funds target rate increased on June 30, 2004 when the rate was increased from 1.00% to 1.25% and increased 17 times to 5.25%. Interest rates on loans are generally affected by these increases since interest rates for the U.S. Treasury market normally increase when the Federal Reserve Board raises the federal funds target rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. Increases in interest rates may at some point materially reduce the loan demand and slow the economy, but at the current interest rate levels, demand for loans remains good. The overall economy in the Company’s principal place of business, Johnson and Linn Counties, remains good with unemployment levels that remain low.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

The tables below set forth the composition of the loan portfolio as of September 30, 2007 and December 31, 2006 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	September 30, 2007		December 31, 2006

	Amount	Percent	Amount	Percent

	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$53,791	4.00%	$49,223	3.80%
Commercial and financial	136,554	10.15	118,339	9.12
Real estate:
Construction	118,510	8.81	114,199	8.80
Mortgage	1,007,046	74.89	983,489	75.83
Loans to individuals	28,838	2.14	31,827	2.45

	$1,344,739	100.00%	$1,297,077	100.00%

Less allowance for loan losses	19,490		17,850

	$1,325,249		$1,279,227

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

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning	$18,850	$17,100	$17,850	$15,360
Provision charged to expense	1,270	433	2,756	2,142
Recoveries	328	336	1,050	1,117
Loans charged off	(958)	(389)	(2,166)	(1,139)

Balance, ending	$19,490	$17,480	$19,490	$17,480

The provision for loan losses was larger in the three-month period ended September 30, 2007 due to an increase in loans classified as potential watch, watch or problem loans of $11.1 million. In 2006, these categories of loans increased $6.1 million. In addition, the provision was larger in the third quarter of 2007 due to the level of charge offs experienced in the quarter. In order to maintain the reserve at an adequate level, the additional provision was required.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Non-performing loan information at September 30, 2007 and December 31, 2006, was as follows:

	September 30, 2007	December 31, 2006

	(Amounts in thousands)

Non-accrual loans	$782	$879
Accruing loans past due ninety days or more	12,425	4,983
Restructured loans	—	—
Non-performing loans (includes non-accrual loans)	36,630	14,681
Loans held for investment	1,344,739	1,297,077
Ratio of allowance for loan losses to loans held for investment	1.45%	1.37%
Ratio of allowance for loan losses to non-performing loans	53.21	121.59

Non-performing loans increased by $21.9 million from December 31, 2006 to September 30, 2007. Non-performing loans were 2.76% of net loans as of September 30, 2007 and 1.15% as of December 31, 2006. Non-performing loans include any loan that has been placed on nonaccrual status. Non-performing loans also include loans that based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. This increase in non-performing loans is due primarily to deterioration in the credit quality of eight borrower relationships having an aggregate balance of approximately $29.0 million as of September 30, 2007. The Bank believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions become unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, chargeoffs and delinquencies could continue to rise and require further increases in the provision for loan losses.

The estimated fair value of the investment securities held by the Company increased by $16.4 million from December 31, 2006 to September 30, 2007, including a $1.4 million increase in stock of the Federal Home Loan Bank. This increase resulted from purchases of securities of approximately $15.3 million in excess of maturities during the nine-month period ended September 30, 2007. In addition, there was an increase in the fair value of securities available for sale of $1.4 million since December 31, 2006. The carrying values of investment securities for September 30, 2007 and December 31, 2006 are summarized in the following table (dollars in thousands):

	September 30, 2007		December 31, 2006

	Amount	Percent	Amount	Percent

Securities available for sale

U.S. Government agencies and corporations	$103,473	53.59%	$94,068	52.83%

State and political subdivisions	89,624	46.41	83,989	47.17

Total securities available for sale	$193,097	100.00%	$178,057	100.00%

Securities held to maturity
State and political subdivisions	$125	100.00%	$170	100.00%

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Deposit growth was $34.1 million in the first nine months of 2007. Repurchase agreements decreased $7.1 million in the same period. Short-term borrowings at December 31, 2006 included federal funds purchased that decreased $6.0 million to $4.7 million as of September 30, 2007. The borrowings from the Federal Home Loan Bank (FHLB) decreased by $30 million with maturities in June and August 2007. The Company borrowed an additional $60 million in June and August 2007. The June borrowings included a $15 million advance at a rate of 4.62% for ten years that is callable in one year and a $15 million advance at a rate of 4.89% for ten years that is callable in three years. The August borrowings included a $15 million advance at a rate of 4.09% for ten years that is callable in one year and a $15 million advance at a rate of 4.48% for ten years that is callable in three years. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Dividends and Equity

In January 2007, Hills Bancorporation paid a dividend of $3,873,000 or $.86 per share, a 6.17% increase from the $.81 per share paid in January 2006. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2007 totaled $126.1 million. Under risk-based capital rules, the total amount of risk based capital of the Company as of September 30, 2007, was 13.39% of risk-adjusted assets, and is substantially in excess of the required minimum of 8.00%. Risk-based capital was 13.53% and 13.31% as of September 30 and December 31, 2006, respectively. As of September 30, 2007, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

Discussion of operations for the nine months ended September 30, 2007 and 2006

Net Income Overview

Net income increased $129,000 for the nine months ended September 30, 2007 compared to the first nine months of 2006. Total net income was $12,161,000 in 2007 and $12,032,000 in the comparable period in 2006 which represented an increase of approximately 1%. The changes in net income in 2007 from the first nine months of 2006 were the result of the following:

•	Net interest income increased by $997,000 ($1,129,000 on a tax-equivalent basis).

•	The provision for loan losses increased by $614,000.

•	Other income increased by $999,000.

•	Other expenses increased by $1,291,000.

•	Income taxes decreased by $38,000.

For the nine-month periods ended September 30, 2007 and 2006, basic earnings per share were $2.70 and $2.64, respectively. Diluted earnings per share were $2.68 for the nine months ended September 30, 2007 compared to $2.62 for the same period in 2006.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2007 and 2006 (continued)

Quarterly fluctuations in the Company’s net income continue to be driven primarily by two important factors. The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $35.0 million for the first nine months of 2007 was derived from the Company’s $1.501 billion of average earning assets during that period and its net interest margin of 3.25%. Average earning assets in the nine months ended September 30, 2006 were $1.409 billion and the net interest margin was 3.35%. The margin compression was the result of the continued flattening of the yield curve and pricing pressure on loans and short-term deposits. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.15% would have resulted in an approximate $1,123,000 decrease in income before income taxes in the nine month period ended September 30, 2007. Similarly, an increase in the net interest margin of 10 basis points to 3.35% would have resulted in an approximate $1,123,000 increase in net interest income before taxes. Despite the decline in the net interest margin, the net interest income for the Company increased due to the increase in average earning assets over the similar nine-month period in 2006.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.325 billion at September 30, 2007. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans) and loans past due 90 days or more. The provision for loan losses was $2,756,000 in the first nine months of 2007 compared to $2,142,000 the same period in 2006.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first nine months of 2007 was 3.25% compared to 3.35% in 2006 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2007 compared to the comparable period in 2006 are shown in the following table:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)
Interest income:
Loans, net	$93,850	0.26%	$4,613	$2,512	$7,125
Taxable securities	(14,474)	0.52	(383)	433	50
Nontaxable securities	6,324	0.04	258	25	283
Federal funds sold	6,419	0.90	197	50	247

	$92,119		$4,685	$3,020	$7,705

Interest expense:
Interest-bearing demand deposits	$13,896	0.45	$(98)	$(519)	$(617)
Savings deposits	(5,397)	0.37	313	(974)	(661)
Time deposits	72,460	0.74	(2,133)	(3,202)	(5,335)
Short-term borrowings	(15,571)	(0.15)	680	(114)	566
FHLB borrowings	14,528	(0.01)	(550)	21	(529)

	$79,916		$(1,788)	$(4,788)	$(6,576)

Change in net interest income			$2,897	$(1,768)	$1,129

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2007 and 2006 (continued)

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2007	2006

Yield on average interest-earning assets	6.54%	6.23%
Rate on average interest-bearing liabilities	3.86	3.37

Net interest spread	2.68%	2.86%
Effect of noninterest-bearing funds	0.57	0.49

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.25%	3.35%

Provision for Loan Losses

The provision for loan losses was $2,756,000 in 2007 compared to $2,142,000 in 2006, an increase of $614,000. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the impact of borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks (primarily agricultural and spec real estate construction loans).

The provision for loan losses increased in the first nine months of 2007 as a result of overall growth in the loan portfolio and an increase in problem and watch loans of $30.3 million since December 31, 2006. In contrast, in the nine months ended September 30, 2006, the problem and watch loans increased by $5.8 million. While loan growth was substantial in both periods, $45.8 in 2007 and $111.3 million in 2006, the provision expense increased in 2007 due to a decline in loan quality. The increase in non-performing loans is due primarily to the deterioration in the credit quality of eight borrower relationships having an aggregate balance of approximately $29.0 million as of September 30, 2007. The Bank believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions become unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, chargeoffs and delinquencies could continue to rise and require further increases in the provision for loan losses.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the nine months ended September 30, 2007 and 2006, recoveries were $1,050,000 and $1,117,000, respectively; and charge-offs were $2,166,000 in 2007 and $1,139,000 in 2006. The increase in charge offs during the nine months ended September 30, 2007 is due to individual customer situations. There were five charge offs totaling approximately $862,000 in 2007 and were not concentrated in one industry or loan type. The allowance for loan losses totaled $19,490,000 at September 30, 2007 compared to $17,850,000 at December 31, 2006. The allowance represented 1.45% and 1.37% of outstanding loans at September 30, 2007 and December 31, 2006, respectively. The methodology used in 2007 is consistent with 2006.

Net Gain on Sale of Loans

Net gain on sale of loans for the nine months ended September 30, 2007 was $743,000 compared to $661,000 for the comparable period ended September 30, 2006. Loans sold in the first nine months of 2007 totaled $88.8 million compared to $75.8 million in the same period in 2006, an increase of 17%.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2007 and 2006 (continued)

Other Income

Other income, other than the net gain on sale of loans discussed above, increased by $917,000 for the nine months ended September 30, 2007. Trust fees increased $360,000 in 2007 as a result of assets under management increasing from $823.7 million as of September 30, 2006 to $952.3 million as of September 30, 2007. Service charges and fees were up $703,000 in 2007. $314,000 was the result of fee income strategies. Debit card and point of sale (POS) pin interchange fees increased during the same period by $308,000 due to volume of activity. Credit card merchant fees increased $70,000 also due to volume of activity. Rental revenue on tax credit real estate decreased $96,000 for the nine-month period ended September 30, 2007. This decrease was due to adjustments recorded upon receipt of the 2006 audited financial statements for the tax credit properties. Other noninterest income decreased $50,000 as of September 30, 2007 compared to 2006. Included in 2006 other income was a one-time $79,000 sales tax refund.

Other Expenses

Other expenses increased $1,291,000 in 2007 to $26,603,000 from the same period in 2006. This increase of 5.10% included $904,000 in salaries and benefits. Direct salary expense was up $508,000, or 4.97%, due to annual pay adjustments and the addition of employees in 2007. Medical expense for employees’ health insurance increased $90,000 due to a premium increase of 6.90%. Furniture and equipment expense increased $91,000 in the nine months ended September 30, 2007 compared to the same period in 2006. This variance is due to a $145,000 increase in software maintenance contract expense. The increase in software maintenance expense resulted from amortization related to various systems added in 2006; the 2007 expense includes nine months of amortization for these systems while 2006 did not. Also, costs related to existing systems were more due to vendor price increases. Advertising and business development expenses increased $63,000 as of September 30, 2007. The increase is primarily the result of promotions held in 2007 for the retail areas of the Bank.

Outside services increased $196,000 from 2006. Outside services include professional fees, courier services and ATM fees and processing charges for the merchant credit card program, retail credit cards and other data processing services. The credit card, merchants’ card and debit card processing charges increased $112,000 due to the increase in the volume of activity. Professional fees increased $55,000 in part due to the timing of fees for outsourced internal audit services.

Income Taxes

Federal and state income tax expenses were $5,418,000 and $5,456,000 for the nine months ended September 30, 2007 and 2006, respectively. Income taxes as a percentage of income before taxes were 30.82% in 2007 and 31.20% in 2006. The amount of tax credits was $420,000 for the nine month period for both 2007 and 2006.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2007 and 2006

Net Income

Net income decreased to $4,089,000 for the three months ended September 30, 2007 from $4,293,000 for the same period in 2006, a decrease of 4.75%. Earnings per share, both basic and diluted, decreased for the three months ended September 30, 2007 compared to the same period in 2006. For the three-month period ended September 30, 2007, basic earnings per share was $0.91 and diluted earnings per share was $0.90. For the three months ended September 30, 2006, basic earnings per share was $0.94 and diluted earnings per share was $0.93. Return on average equity was 13.27% for the three months ended September 30, 2007 compared to 14.88%, for the same period in 2006. Return on average assets was 1.04% in 2007 compared to 1.13% in 2006.

Net Interest Income

Net interest income increased for the three month period ended September 30, 2007 by $549,000 ($600,000 on a tax-equivalent basis) from the similar period in 2006. The net interest margin in 2007 was 3.27% compared to 3.28% in 2006. The decrease is primarily due to an increase in rates on core deposit accounts, including insured money market accounts and short-term certificates of deposits. Offsetting this increase, rates paid on repurchase agreements decreased. Rates on federal funds borrowed remained stable. The increase in the volume of interest earning assets accounted for a significant portion of the net interest income improvement. Net interest income changes on a tax-equivalent basis for the three months ended September 30, 2007 and 2006 are as follows:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$70,852	0.23%	$1,198	$727	$1,925
Taxable securities	(5,068)	0.50	(43)	142	99
Nontaxable securities	7,099	0.03	97	6	103
Federal funds sold	2,233	(0.27)	29	(1)	28

	$75,116		$1,281	$874	$2,155

Interest expense:
Interest-bearing demand deposits	$16,278	0.36	$(42)	$(142)	$(184)
Savings deposits	1,391	0.19	101	(236)	(135)
Time deposits	51,732	0.60	(537)	(852)	(1,389)
Short-term borrowings	(24,983)	(0.44)	350	5	355
FHLB borrowings	17,591	(0.03)	(223)	21	(202)

	$62,009		$(351)	$(1,204)	$(1,555)

Change in net interest income			$930	$(330)	$600

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2007 and 2006

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2007	2006

Yield on average interest-earning assets	6.58%	6.33%
Rate on average interest-bearing liabilities	3.86	3.56

Net interest spread	2.72%	2.77%
Effect of noninterest-bearing funds	0.55	0.51

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.27%	3.28%

Provision for Loan Losses

The provision for loan losses was $1,270,000 for the quarter ended September 30, 2007 compared to $433,000 for the comparable quarter in 2006, an increase of $837,000. As discussed in connection with the results of operations for the nine months, the allowance for loan losses was increased due to management’s analysis of the outstanding loans at September 30, 2007. The provision for loan losses was larger in the three-month period ended September 30, 2007 due to an increase in loans classified as potential watch, watch or problem loans of $11.1 million. In 2006, these categories of loans increased $6.1 million. In addition, the provision in both quarters increased due to growth in the overall loan portfolio.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the three months ended September 30, 2007 and 2006, recoveries were $328,000 and $336,000, respectively; and charge-offs were $958,000 in 2007 and $389,000 in 2006. The increase in charge offs during the three months ended September 30, 2007 is due to individual customer situations. There were two charge offs totaling approximately $421,000 in 2007 and were not concentrated in one industry or loan type. The allowance for loan losses totaled $19,490,000 at September 30, 2007 compared to $17,480,000 at September 30, 2006. The allowance represented 1.45% and 1.38% of outstanding loans at September 30, 2007 and September 30, 2006, respectively.

Other Income

Total other income was $4,217,000 and $3,756,000 for the three months ended September 30, 2007 and 2006. Net gain on sale of loans decreased by $64,000 in the quarter ended September 30, 2007 as compared to the same quarter in 2006 due to a decrease in the volume of loans sold in 2007. The Trust Department fees for 2007 were $185,000 higher than 2006 due to the growth of assets under management. Service charges and fees were up $305,000 in the three months ended September 30, 2007. $141,000 was the result of fee income strategies. Debit card and point of sale (POS) pin interchange fees increased $110,000 during the same period due to the volume of activity. Credit card merchant fees increased $38,000 in 2007.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2007 and 2006 (continued)

Other Expenses

Total expenses for the 2007 quarter compared to the 2006 quarter increased $554,000 to $9,070,000. Salaries and employee benefits increased $245,000 for the quarter ended September 30, 2007 compared to 2006. Direct salary expense was up $132,000, or 3.80%, due to annual pay adjustments and additional employees in 2007. Advertising and business development expenses increased $107,000 in comparing the quarters. The increase is due to office promotions held in 2007 for the retail area of the Bank.

Outside services increased $180,000 from the third quarter of 2006. Credit card, merchants’ card and debit card processing charges increased $57,000 for the three-month period ended September 30, 2007 due to volume of card activity. Professional fees increased $128,000 in 2007 in part due to the timing of fees related to outsourced internal audit services, as noted in the nine month discussion above.

Income Taxes

Income tax expense as a percentage of income before taxes decreased to 30.73% in 2007 from 31.68% in 2006. Income tax expense was $177,000 less in 2007 compared to 2006 primarily due to the $381,000 decrease in income before income taxes. The amount of tax credits was $140,000 in the third quarters of both 2007 and 2006.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition
               And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 12.86% of the Company’s total assets at September 30, 2007, compared to 11.48% at December 31, 2006.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of September 30, 2007, the Company had borrowed $265.3 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. This includes four new advances in June and August 2007, each for $15 million. Also, a $20 million advance matured in June 2007. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $171 million at September 30, 2007.

As additional sources of liquidity, the Company has the ability to borrow up to $136 million from the Federal Reserve Bank of Chicago. The Company also has lines of credit with two banks totaling $10 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2007.

As of September 30, 2007, investment securities with a carrying value of $45,955,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law. As of December 31, 2006, investment securities with a carrying value of $59,063,000 were pledged.

Contractual Obligations

As of September 30, 2007, there had been no material changes in the Company’s contractual obligations from those disclosed in its Annual Report in Form 10-K for the year ended December 31, 2006.

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

Although there has been no material change in the Company’s assets and liability position since December 31, 2006, interest expense during the nine months ended September 30, 2007 increased at a faster pace than the comparable increase in interest income. Correspondingly, the Company’s net interest margin decreased from 3.35% for the nine months September June 30, 2006 to 3.25% for the same period in 2007. As indicated elsewhere in this report, despite this decline in net interest margin, the Company’s net interest income increased in the nine months ended September 30, 2007 as compared to the same period in 2006 due to an increase of approximately $91 million, or approximately 6.12%, in average earning assets.

HILLS BANCORPORATION

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first nine months of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

No material legal proceedings are pending.

Item 1A.         Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

July 1 to July 31	100	$52.50	82,649	667,351
August 1 to August 31	1,596	52.50	84,245	665,755
September 1 to September 30	700	52.50	84,945	665,055
Total	2,396	$52.50	84,945	665,055

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

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.

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

HILLS BANCORPORATION

Date: 11/6/07	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: 11/6/07	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION QUARTERLY REPORT OF FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2007 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	31 - 32 of 33

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	33 of 33

Page 30 of 33