Form 10-K
period 2007-12-31
HILLS BANCORPORATION
filed 2008-03-13
CIK 732417

HILLS BANCORPORATION

FORM 10-K

DECEMBER 31, 2007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.	Commission File Number 0-12668.

HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)

Iowa	42-1208067
(State or Other Jurisdiction of	(IRS Employer Identification No.)
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

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant’s common stock held by nonaffiliates on January 31, 2008 (based upon reports of beneficial ownership that approximately 81% of the shares are so owned by nonaffiliates and upon information communicated informally to the Registrant by various purchasers and sellers that the sale price for the common stock is generally $53.00 per share) was $193,727,000.

The number of shares outstanding of the Registrant’s common stock as of February 29, 2008 is 4,487,407 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 21, 2008 for the Annual Meeting of the Shareholders of the Registrant to be held April 21, 2008 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Through its internet website (www.hillsbank.com), the Company makes available, free of charge, by link to the internet website of the Securities and Exchange Commission (www.sec.gov), the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished.

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

The Bank’s business is not seasonal, except that loan origination fees are driven by interest rate movements and are higher in a low rate environment. As of December 31, 2007, the Company had no employees and the Bank had 330 full-time and 90 part-time employees.

Item 1.	Business (Continued)

Johnson County and Linn County

The Bank’s primary trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa. These communities have a combined population of approximately 93,300. Johnson County, Iowa has a population of approximately 124,200. The University of Iowa in Iowa City has approximately 30,400 students and 25,200 full and part-time employees, including 7,100 employees of The University of Iowa Hospitals and Clinics.

The Bank also operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa. Lisbon has a population of approximately 2,000 and Mount Vernon, located two miles from Lisbon, has a population of about 3,800. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa. Cedar Rapids has a metropolitan population of approximately 156,800, including approximately 30,600 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380. The total population of Linn County is approximately 206,000. The largest employer in the Cedar Rapids area is Rockwell Collins, manufacturer of communications instruments, with about 8,500 employees.

Other large employers in the Johnson and Linn County areas and their approximate number of employees are as follows (Data source is Priority One):

Employer	Type of Business	Employees

Cedar Rapids and Linn-Mar School Districts	Education	3,500
Hy-Vee Food Stores	Grocery Stores	3,000
AEGON USA, Inc.	Insurance	2,800
Whirlpool Corp.	Appliances	2,700
St. Luke's Hospital	Health Care	2,600
Mercy Medical Center	Health Care	2,100
Pearson US	Information Services - Computers	1,900
Iowa City Community School District	Education	1,600
City of Cedar Rapids	City Government	1,500
Wal-Mart Stores, Inc.	Discount Store	1,500
Kirkwood Community College	Education	1,400
ACT, Inc.	Educational Testing Service	1,300
Mercy Iowa City	Health Care	1,300
Veteran's Administration Medical Center	Health Care	1,300
Quaker Oats Company	Cereals and Chemicals	1,100

Washington County

The Bank has offices located in Kalona and Wellman, Iowa, which are in Washington County. Kalona is located approximately 20 miles south of Iowa City. Wellman is located approximately 5 miles west of Kalona. Kalona has a population of approximately 2,400 and Wellman has a population of about 1,500. The population of Washington County is approximately 21,700. Both Kalona and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 92,600) and Washington, Iowa (population 7,000).

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County. A comparison of the number of office locations and deposits in the three counties as of June, 2007 (Most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)

Hills Bank and Trust Company	6	$802	5	$253	2	$74
Branches of largest competing regional bank	7	200	9	683	1	23
Largest competing independent bank	6	432	9	430	2	158
Largest competing credit union	7	468	7	393	1	14
All other bank and credit union offices	25	486	76	2,674	7	190

Total Market in County	51	$2,388	106	$4,433	13	$459

Effective July 1, 2004, all limitations on bank office locations of Iowa law were repealed, effectively allowing statewide branching. Since that date, banks have been allowed to establish an unlimited number of offices in any location in Iowa subject to regulatory approval. Since July 1, 2005, six new offices have been added in Johnson County and eight in Linn County, while the population base has increased by 8,700, or 2.71%, in the last two years. The number of banking offices in Washington County has remained the same during this period while its population has grown by 700, or 3.33%. The total deposits in the three counties increased $962 million, or 15.23%, since July 1, 2005.

Item 1.	Business (Continued)

THE ECONOMY

The Bank’s primary trade territory is Johnson and Linn County, Iowa. The Bank has two offices in Washington County, Iowa. The table that follows shows employment information as of December 31, 2007, regarding the labor force and unemployment levels in the three counties in which the Bank has office locations along with comparable data on the United States and the State of Iowa.

	Labor Force	Unemployed	Rate %

United States	153,866,000	7,655,000	5.00%
State of Iowa	1,678,700	67,600	4.00%
Johnson County	78,500	2,200	2.80%
Linn County	116,900	4,700	4.00%
Washington County	13,100	500	3.90%

The unemployment rate for the Bank’s prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa. The unemployment rates in 2006 were 4.50% for the United States, 3.5% for the State of Iowa and 2.5%, 3.9% and 3.1% for Johnson, Linn and Washington Counties, respectively. As discussed with the employment table of large employers in Johnson and Linn County, the University of Iowa’s impact on the local economy is very important in maintaining acceptable employment levels. The FY 2007-2008 budget for the University of Iowa is $2.4 billion with state appropriations of approximately $349 million, or about 14.3% of the total. In addition, the University of Iowa Hospitals and Clinics have a FY 2007-2008 budget of $840 million with 1.60% coming from the State of Iowa appropriation. While the State’s revenues have rebounded in the past three years, it is uncertain if the effects of a slowdown in the overall economy, constraints in the federal budget and increased state government expenses will lead to future shortfalls in funding for the University of Iowa and the University of Iowa Hospitals and Clinics. Johnson and Linn Counties have been one of the strongest economic areas in Iowa and have had substantial economic growth in the past ten years. The largest segment of the employed population is employed in manufacturing, management, professional or related occupations.

The economies in the counties continue to be enhanced by local Iowa colleges and the University of Iowa. In addition to providing quality employment, they enroll students who provide economic benefits to the area. The following table indicates Fall 2007 enrollment.

College	City	Enrollment

The University of Iowa	Iowa City	30,409
Coe College	Cedar Rapids	1,316
Cornell College	Mount Vernon	1,083
Kirkwood Community College	Cedar Rapids, Iowa City and Washington	15,075
Mount Mercy College	Cedar Rapids	1,506

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which historically has been affected by commodity prices and weather. The average price per acre of farm land continues to be an important factor to consider when reviewing the local economy. The average price per acre in Iowa in 2007 was $3,908 compared to $3,204 in 2006, a 21.97% increase. The range of average land prices in Johnson, Linn and Washington counties is between $4,289 and $4,683 per acre. The three counties average increase was 17.32% in 2007. The Bank’s total agricultural loans comprise about 4.4% of the Bank’s total loans.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. Current Federal Reserve minimum requirements for a well capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%. As of December 31, 2007, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 9.18%, with total Tier 1 risk-based capital ratio of 12.11% and a total risk-based capital ratio of 13.37%.

Dividends. The Iowa Business Corporation Act (“IBCA”) allows the Company to make distributions, including cash dividends, to its shareholders unless, after giving effect to such distributions, either (i) the Company would not be able to pay its debts as they become due in the ordinary course of business or (ii) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy preferential shareholder rights, if any, that are superior to the rights of those receiving the distribution. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

Capital Requirements. Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets. At December 31, 2007, the Tier 1 risk-based leverage ratio of the Bank was 9.17% and exceeded the ratio required by the Superintendent.

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

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the Superintendent’s examination and supervision operations. Effective July 1, 2002 the Superintendent changed the method of computation of the supervisory assessment from billing for each state examination completed based on an hourly rate, to billing on an annual basis based on the assets of the bank, the expected hours needed to conduct examinations of that size bank and an additional amount if more work is required. For fiscal 2007, the assessment total was $122,613.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007. Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice. The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of total risk-based capital to assets of 8%, only $19,427,000 of the Company’s total retained earnings of $144,122,000 as of December 31, 2007 are available for the payment of dividends to the Company.

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

Branching Authority. Historically, Iowa’s intrastate branching statutes have been rather restrictive when compared with those of other states. Effective July 1, 2004, all limitations on bank office location were repealed, which effectively allowed statewide branching. Since that date, banks have been allowed to establish an unlimited number of offices in any location in Iowa subject only to regulatory approval.

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

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31
	2007	2006	2005
	(Amounts In Thousands)

ASSETS
Cash and cash equivalents	$22,145	$23,840	$24,533
Taxable securities	114,271	123,376	141,337
Nontaxable securities	88,727	82,031	76,858
Federal funds sold	6,527	878	7,295
Loans, net	1,305,485	1,217,009	1,060,011
Property and equipment, net	21,700	22,301	22,061
Other assets	31,036	27,984	25,949

	$1,589,891	$1,497,419	$1,358,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$137,271	$135,249	$133,046
Interest-bearing demand deposits	157,483	140,171	144,866
Savings deposits	261,914	264,210	259,267
Time deposits	575,738	518,313	467,878
Short-term borrowings	51,880	63,358	30,044
FHLB borrowings	248,804	231,691	190,438
Other liabilities	11,591	10,387	8,843
Redeemable common stock held by
Employee Stock Ownership Plan	21,573	20,787	18,635
Stockholders' equity	123,637	113,253	105,027

	$1,589,891	$1,497,419	$1,358,044

Item 1.	Business (Continued)

INTEREST INCOME AND EXPENSE

	Years Ended December 31
	2007	2006	2005
	(Amounts In Thousands)

Income:
Loans (1)	$88,937	$80,393	$66,822
Taxable securities	4,706	4,438	4,795
Nontaxable securities (1)	4,852	4,462	4,130
Federal funds sold	325	40	235

Total interest income	98,820	89,333	75,982

Expense:
Interest-bearing demand deposits	2,246	1,372	989
Savings deposits	6,034	5,318	3,619
Time deposits	26,997	21,151	15,057
Short-term borrowings	2,151	2,801	749
FHLB borrowings	12,524	11,720	9,949

Total interest expense	49,952	42,362	30,363

Net interest income	$48,868	$46,971	$45,619

(1) Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Item 1.	Business (Continued)

INTEREST RATES AND INTEREST DIFFERENTIAL

	Years Ended December 31
	2007	2006	2005

Average yields:
Loans (1)	6.80%	6.59%	6.29%
Loans (tax equivalent basis)	6.81	6.61	6.30
Taxable securities	4.12	3.60	3.39
Nontaxable securities	3.55	3.54	3.49
Nontaxable securities (tax equivalent basis)	5.47	5.44	5.37
Federal funds sold	4.98	4.51	3.21
Average rates paid:
Interest-bearing demand deposits	1.43	0.98	0.69
Savings deposits	2.30	2.01	1.40
Time deposits	4.69	4.08	3.22
Short-term borrowings	4.15	4.42	2.49
FHLB borrowings	5.03	5.06	5.22
Yield on average interest-earning assets	6.52	6.28	5.91
Rate on average interest-bearing liabilities	3.85	3.47	2.77
Net interest spread (2)	2.68	2.81	3.14
Net interest margin (3)	3.24	3.31	3.56

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)	Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.

(3)	Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets. The net interest margin declined $0.07 in 2007 and $0.25 in 2006. The margin compression was the result of the continued flattening of the yield curve and pricing pressure on loans and short-term deposits.

Item 1. Business (Continued)

CHANGES IN INTEREST INCOME AND EXPENSE

	Changes Due To Volume	Changes Due To Rates	Total Changes
	(Amounts In Thousands)

Year ended December 31, 2007:
Change in interest income:
Loans	$5,844	$2,700	$8,544
Taxable securities	(321)	589	268
Nontaxable securities	364	26	390
Federal funds sold	255	30	285

	6,142	3,345	9,487

Change in interest expense:
Interest-bearing demand deposits	(169)	(704)	(873)
Savings deposits	374	(1,091)	(717)
Time deposits	(2,343)	(3,503)	(5,846)
Federal funds purchased and securities sold
under agreements to repurchase	681	(31)	650
FHLB borrowings	(866)	62	(804)

	(2,323)	(5,267)	(7,590)

Change in net interest income	$3,819	$(1,922)	$1,897

Year ended December 31, 2006:
Change in interest income:
Loans	$9,897	$3,674	$13,571
Taxable securities	(633)	276	(357)
Nontaxable securities	278	54	332
Federal funds sold	(206)	11	(195)

	9,336	4,015	13,351

Change in interest expense:
Interest-bearing demand deposits	18	(402)	(384)
Savings deposits	150	(1,846)	(1,696)
Time deposits	(1,621)	(4,475)	(6,096)
Federal funds purchased and securities sold
under agreements to repurchase	(954)	(1,098)	(2,052)
FHLB borrowings	(2,155)	384	(1,771)

	(4,562)	(7,437)	(11,999)

Change in net interest income	$4,774	$(3,422)	$1,352

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

	December 31,
	2007	2006	2005	2004	2003
	(Amounts In Thousands)

Agricultural	$60,004	$49,223	$43,730	$39,116	$38,153
Commercial and financial	132,070	118,339	91,501	70,453	47,938
Real estate, construction	123,144	114,199	83,456	72,388	66,644
Real estate, mortgage	1,020,802	983,489	906,188	797,958	696,453
Loans to individuals	36,289	31,827	32,201	32,106	31,591

Total	$1,372,309	$1,297,077	$1,157,076	$1,012,021	$880,779

There were no foreign loans outstanding for any of the years presented.

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 2007:

	Amount Of Loans	One Year Or Less (1)	One To Five Years	Over Five Years
	(Amounts In Thousands)

Commercial	$185,757	$108,909	$70,421	$6,427
Real Estate	1,150,206	320,348	772,716	57,142
Other	36,346	8,563	20,583	7,200

Totals	$1,372,309	$437,820	$863,720	$70,769

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$670,718	$190,689	$416,855	$63,174
Variable rate	701,591	247,131	446,865	7,595

	$1,372,309	$437,820	$863,720	$70,769

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the notes are re-evaluated prior to their maturity and are likely to be extended.

Item 1.	Business (Continued)

NONACCRUAL, PAST DUE, RESTRUCTURED AND NON-PERFORMING LOANS

The following table summarizes the Company’s non-accrual, past due, restructured and non-performing loans as of December 31 for each of the years presented:

	2007	2006	2005	2004	2003
	(Amounts In Thousands)

Nonaccrual loans	$4,948	$879	$175	$808	$3,944
Accruing loans past due
90 days or more	6,019	4,983	1,910	2,313	2,296
Restructured loans	-	-	-	-	-
Non-performing (includes non-accrual loans)	39,583	14,681	16,602	18,977	18,177
Loans held for investment	1,372,309	1,297,077	1,157,076	1,012,021	880,779
Ratio of allowance for loan losses to loans held for investment	1.44%	1.38%	1.33%	1.36%	1.43%
Ratio of allowance for loan losses to non-performing loans	49.79	121.59	92.52	72.67	69.24

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Loans are placed on non-accrual status when management believes the collection of future principal and interest is not reasonably assured. The increase in non-accrual loans from December 31, 2006 to December 31, 2007 relates to six borrower relationships consisting of 17 loans that have an aggregate balance of approximately $4.9 million as of December 31, 2007. Non-accrual loans represent 0.36% of total loans as of December 31, 2007 compared to 0.07% of total loans as of December 31, 2006. The non-accrual loans are considered to be impaired loans for purposes of reviewing the adequacy of the loan loss reserve. Interest income was reduced by $279,000, $34,000 and $19,000 for the years ended December 31, 2007, 2006 and 2005, respectively, by the classification of the loans as non-accrual.

Accruing loans past due 90 days or more increased $1.0 million from 2006 to $6,019,000 as of December 31, 2007. Real estate loans make up approximately $4.3 million, or 88%, of this total. As of December 31, 2007 and 2006, loans 90 days past due and accruing were 0.44% and 0.38% of total loans, respectively. Management believes that loans 90 days past due and accruing are adequately collaterized.

The Company has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans. The Company has no interest-bearing assets, other than loans, that meet the non-accrual, past due, restructured or potential problem loan criteria.

Non-performing loans increased by $24.9 million from December 31, 2006 to December 31, 2007. Non-performing loans were 2.88% of loans as of December 31, 2007 and 1.13% as of December 31, 2006. Non-performing loans, which are considered impaired, include any loan that has been placed on nonaccrual status. Non-performing loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. This increase in non-performing loans is due primarily to the deterioration in credit quality of eight borrower relationships that have an aggregate balance of approximately $33.5 million as of December 31, 2007. The allowance did not increase as sharply as the impaired balances because the majority of the impaired loans are secured by real estate and are generally well-collateralized. The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, chargeoffs and delinquencies could continue to rise and require further increases in the provision for loan losses.

Specific allowances for losses on non-accrual and non-performing loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral if the loan is collateral dependent.

Item 1.	Business (Continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank’s loan loss experience for each of the last five years:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts In Thousands)

Allowance for loan losses
at beginning of year	$17,850	$15,360	$13,790	$12,585	$12,125

Charge-offs:
Agriculture	343	40	-	78	26
Commercial and financial	1,422	677	802	224	266
Real estate, mortgage	622	529	392	431	478
Loans to individuals	531	627	981	635	874

	2,918	1,873	2,175	1,368	1,644

Recoveries:
Agriculture	44	44	47	36	88
Commercial and financial	479	863	191	151	661
Real estate, mortgage	299	223	265	104	318
Loans to individuals	427	222	1,141	812	613

	1,249	1,352	1,644	1,103	1,680

Net charge-offs (recoveries)	1,669	521	531	265	(36)

Provision for loan losses (1)	3,529	3,011	2,101	1,470	424

Allowance for loan losses
at end of year	$19,710	$17,850	$15,360	$13,790	$12,585

Ratio of net charge-offs (recoveries)
during year to average loans outstanding	0.13%	0.04%	0.05%	0.03%	0.00%

(1)	For financial reporting purposes, management reviews the loan portfolio and determines the allowance for loan losses, which represents management’s judgment of the probable losses inherent in the Company’s loan portfolio. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The adequacy of the allowance is reviewed quarterly and considers the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio is a significant element in the determination of the provision for loan losses.

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of December 31, 2007, 2006, 2005, 2004 and 2003:

	2007			2006
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)

Agriculture	$1,614	8.19%	4.37%	$1,509	8.45%	3.79%
Commercial	4,382	22.23	9.62	3,700	20.73	9.12
Real estate, construction	2,568	13.03	8.97	2,064	11.56	8.80
Real estate, mortgage	10,335	52.44	74.40	9,782	54.80	75.82
Consumer	811	4.11	2.64	795	4.46	2.47

	$19,710	100.00%	100.00%	$17,850	100.00%	100.00%

	2005			2004

Agriculture	$1,528	9.95%	3.78%	$1,736	12.59%	3.87%
Commercial	2,676	17.42	7.91	1,913	13.87	6.96
Real estate, construction	1,339	8.72	7.21	1,471	10.67	7.15
Real estate, mortgage	9,061	58.99	78.32	7,872	57.08	78.85
Consumer	756	4.92	2.78	798	5.79	3.17

	$15,360	100.00%	100.00%	$13,790	100.00%	100.00%

	2003

Agriculture	$2,470	19.63%	4.33%
Commercial	1,421	11.29	5.44
Real estate, construction	1,076	8.55	7.57
Real estate, mortgage	6,775	53.83	79.07
Consumer	843	6.70	3.59

	$12,585	100.00%	100.00%

The allowance for loan losses increased $1.9 million in 2007. The increase in and changes in the allocation of the allowance were due to volume of loans outstanding and a deterioration in credit quality. Due to the volume increase in loans outstanding of $78.2 million in 2007, the allocation increased approximately $563,000.

Item 1.	Business (Continued)

The increase in allocations based on current credit quality was $1,294,000. This increase includes an allocation of $383,000 related to watch loans. While balances of watch loans decreased $4.3 million from 2006 to 2007, the increase in the allocation resulted from the composition of loans included in this classification. The $4.3 million decrease in watch loans is comprised of improvements of $9.2 million in multi-family residential mortgages, $3.3 million in 1-to-4 family residential mortgages and $2.1 million in agricultural real estate loans. These improvements are offset by increase in the watch classification of $4.4 million in construction loans, $4.4 million in commercial loans and $1.5 million in agricultural operating loans. Substandard loan balances were $48.6 million in 2007 and $20.6 in 2006. The increase in allocation related to substandard loans of $911,000 resulted from the deterioration of the credit quality of eight borrower relationships having an aggregate balance of approximately $33.5 million as of December 31, 2007. The increase in substandard loans of $28.0 million includes $8.6 million in commercial real estate loans, $7.6 million in multi-family residential mortgages, $6.7 million in 1-to-4 family residential mortgages, $2.8 million in agricultural real estate loans, $1.3 million in commercial loans and $1.0 million in construction loans.

Residential real estate loan products that include features such as loan-to-values in excess of 100%, interest only payments or adjustable-rate mortgages, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan. The Bank does not offer this type of loan product.

The subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market is one of the factors that have impacted general market conditions as well as perceptions of the Company’s business. The Company’s underwriting standards have been structured to limit exposure to the types of loans that are currently experiencing high foreclosures and loss rates. Management believes that the Company’s mortgage loan portfolio has minimal exposure to loans generally considered to be subprime loans.

Item 1.	Business (Continued)

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities, including stock of the Federal Home Loan Bank, which are principally held by the Bank as of December 31, 2007, 2006 and 2005 and the maturities and weighted average yields of the investment securities as of December 31, 2007:

	December 31,
	2007	2006	2005
	(Amounts In Thousands)

Carrying value:
Other securities (FHLB, FHLMC and FNMA)	$104,965	$94,068	$105,482
Stock of the Federal Home Loan Bank	14,169	12,757	12,000
Obligations of state and political subdivisions	94,634	84,159	79,519

	$213,768	$190,984	$197,001

	December 31, 2007
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)

Obligations of other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$33,898	3.54%
From 1 to 5 years	66,940	4.54
From 5 to 10 years	4,127	5.25

	$104,965

Stock of the Federal Home Loan Bank, maturities within 1 year	$14,169	3.7%

Obligations of state and political subdivisions, maturities:
Within 1 year	$11,592	5.79%
From 1 to 5 years	38,665	4.98
From 5 to 10 years	42,955	5.61
Over 10 years	1,422	6.17

	$94,634

Total	$213,768

Item 1.	Business (Continued)

INVESTMENT SECURITIES

As of December 31, 2007, the Company held no investment securities exceeding 10% of stockholders' equity, other than securities of the U. S. Government agencies and corporations.

The weighted average yield is based on the amortized cost of the investment securities. The yields are computed on a tax-equivalent basis using a federal tax rate of 35%.

DEPOSITS

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2007, 2006 and 2005 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2007:

	December 31,
	2007	Rate	2006	Rate	2005	Rate
	(Amounts In Thousands)

Average noninterest-bearing deposits	$137,271	-	$135,249	-	$133,046	-
Average interest-bearing demand deposits	157,483	1.43%	140,171	0.98%	144,866	0.69%
Average savings deposits	261,914	2.30	264,210	2.01	259,267	1.40
Average time deposits	575,738	4.69	518,313	4.08	467,878	3.22

	$1,132,406		$1,057,943		$1,005,057

Time certificates issued in amounts of $100,000 or more with maturity in:

	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts In Thousands)

3 months or less	$33,857	4.89%	$27,220	4.62%	$17,288	2.90%
3 through 6 months	36,111	4.96	44,161	5.01	11,320	3.23
6 through 12 months	38,525	4.81	53,967	5.10	35,080	3.98
Over 12 months	22,666	4.61	24,104	4.45	35,001	4.07

	$131,159		$149,452		$98,689

There were no deposits in foreign banking offices.

Item 1.	Business (Continued)

RETURN ON STOCKHOLDERS’ EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders’ equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Return on average assets	1.02%	1.04%	1.12%
Return on average stockholders' equity	13.06	13.74	14.47
Dividend payout ratio	23.99	23.75	22.44
Average stockholders' equity to average assets ratio	7.78	7.56	7.73

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2007, 2006 and 2005:

	2007	2006	2005
	(Amounts In Thousands)

Outstanding balance as of December 31	$87,076	$59,063	$34,537
Weighted average interest rate at year end	3.90%	4.40%	3.45%
Maximum month-end balance	87,076	96,039	52,849
Average month-end balance	51,880	63,358	30,044
Weighted average interest rate for the year	4.15%	4.42%	2.49%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2007, 2006 and 2005:

	2007	2006	2005
	(Amounts In Thousands)

Outstanding balance as of December 31	$265,348	$235,379	$223,161
Weighted average interest rate at year end	4.93%	5.00%	5.00%
Maximum month-end balance	265,348	248,161	223,161
Average month-end balance	248,804	231,691	190,438
Weighted average interest rate for the year	5.03%	5.06%	5.22%

Item 1A.	Risk Factors

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

Our income and cash flows depend to a great extent on the difference between the interest rates earned by us on interest-earning assets such as loans and investment securities and the interest rates paid by us on interest-bearing liabilities such as deposits and borrowings. If interest rates decrease, our net interest income could be negatively affected if interest earned on interest-earning assets, such as loans, mortgage-related securities, and other investment securities, decreases more quickly than interest paid on interest-bearing liabilities, such as deposits and borrowings. This would cause our net income to go down. In addition, if interest rates decline, our loans and investments may be prepaid earlier than expected, which may also lower our income. Rising interest rates may hurt our income because they may reduce the demand for loans and the value of our investment securities. Higher interest rates could adversely affect housing and other sectors of the economy that are interest-rate sensitive. Higher interest rates could cause deterioration in the quality of our loan portfolio. Interest rates are highly sensitive to many factors that are beyond our control, including general economics conditions and monetary policies established by the Federal Reserve Board. Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change.

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

As a financial institution, we are subject to extensive state and federal regulation and supervision which materially affects our business. Such regulation and supervision is primarily intended for the protection of customers, federal deposit insurance funds and the banking system as a whole, not our shareholders. Statutes, regulations and policies to which we are subject may be changed at any time, and the interpretation and the application of those laws and regulations by our regulators is also subject to change. There can be no assurance that future changes in such statutes, regulations and policies or in their interpretation or application will not adversely affect us. We have established policies, procedures and systems designed to comply with these regulatory and operational risk requirements. However, we face complexity and costs in our compliance efforts. Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers or could result in enforcement actions, fines, penalties and lawsuits.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles (GAAP) and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting method to apply from two or more acceptable methods, any of which might be reasonable under the circumstances yet might result in our reporting materially different results than would have been reported under a different method.

Item 1A.	Risk Factors (Continued)

Changes in accounting standards could materially impact our consolidated financial statements.

From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restatement of prior period consolidated financial statements.

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

Commercial loans make up a significant portion of our loan portfolio.

Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending is a large portion of our loan portfolio and included home equity, commercial, construction and residential loans. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio. Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Item 1A.	Risk Factors (Continued)

Our real estate loans also include construction loans, including land acquisition and development. Construction, land acquisition and development lending involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas is hogs. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

A decline in local and national real estate markets may impact our operations and/or financial condition.

There has been a slowdown in the national housing market as evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market. In recent years some lenders made many adjustable-rate mortgage loans, lowered their credit standards with respect to mortgage loans and home equity loans, and created collateralized debt obligations which included such mortgage loans. The slowdown in the national housing market created uncertainty and liquidity issues relating to the value of such mortgage loans, which causes disruption in credit markets. In early 2008, the Federal Reserve lowered the federal funds rate and the discount rate and took other actions to improve the liquidity situation. Concern about the impact of a slowing economy caused Congress to enact, and President Bush to sign into law, the Economic Stimulus Package of 2008. Although management believes that the Bank has maintained appropriate lending standards and that these trends have yet to materially affect our local economy or our business and profitability, no assurance can be given that these conditions will not directly or indirectly affect our operations. If these conditions continue or worsen, they may result in a decrease in interest income or an adverse impact on our loan losses.

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

The other offices of Hills Bank and Trust, which are owned by the Bank except as, otherwise indicated below, are as follows:

1.	The Iowa City office, located at 1401 South Gilbert Street, is a one-story brick building containing approximately 15,400 square feet. The branch has five drive-up teller lanes and a drive-up, 24-hour ATM. The Bank’s trust department customer service representatives are located here. This building was constructed in 1982 and has been expanded several times, most recently in 1998.

2.	The Coralville office is a two-story building built in 1972 and expanded in 2001 that contains approximately 23,000 square feet of space. This office is equipped with four drive-up teller lanes and one ATM and is used primarily for retail banking services.

3.	A 2,800 square foot branch bank in North Liberty, Iowa was opened for business in 1986. This office is a full-service location including three drive-up teller lanes and a drive-up ATM.

4.	The Bank leases an office at 201 South Clinton Street in downtown Iowa City with approximately 5,800 square feet. The office has two 24-hour ATM’s and is located in the Old Capitol Town Center. The lease expires in 2014 with four additional five year terms available at the Bank’s option.

5.	In December 2001, the Bank opened a new East Side office location at 2621 Muscatine Avenue, Iowa City. The office is a 5,800 square foot, one-story building, and it has three drive-up lanes and a drive-up ATM.

6.	The Lisbon office is a two-story brick building in Lisbon, Iowa with approximately 3,000 square feet of banking retail space located on the first floor. The building was extensively remodeled in 1996 and has one drive-up lane and a walk-up, 24-hour ATM.

7.	The Mount Vernon office opened in February 1998 with the completion of a full-service, 4,200 square foot office, with four drive-up lanes and a drive-up ATM.

8.	In February 2000, the Bank opened a 2,900 square foot branch office in downtown Cedar Rapids that is leased. In April 2001, an additional contiguous 2,100 square feet of space was leased and then remodeled for retail banking purposes. The leases expire in 2011 and have one five year renewal option.

9.	The Kalona office is a 6,400 square foot building that contains a walk-up 24-hour ATM and one drive-up lane. This is an older building that was remodeled in late 1998.

10.	In March of 2002, the Bank opened its eleventh office, and the second office location in the Cedar Rapids market. The new 7,200 square foot one-story building has three drive-up lanes and a drive-up ATM. The location of the office is on Williams Boulevard in Southwest Cedar Rapids.

11.	A full service office opened on February 10, 2003 in Marion, Iowa, after extensive remodeling of the property located at 800 11th Street. The office is a two-story building having approximately 8,400 square feet with three drive-up lanes and a drive-up ATM.

Item 2.	Properties (Continued)

12.	In June of 2005, the Bank opened a limited purpose office at the Oaknoll Retirement Residence in Iowa City. The office is open on the second and fourth Tuesday of each month. The office opens deposit accounts, provides deposit services, trust and investment services and check cashing. It does not perform loan origination services. This office is neither owned nor leased by the Bank.

13.	In September of 2006, the Bank opened an office in Wellman, Iowa, its second location in Washington County. The office consists of two buildings with the primary office space located at 229 8th Avenue. The secondary location houses a drive-up ATM.

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type. See Note 14 to the Consolidated Financial Statements for minimum future rental commitments for leased properties.

Item 3.	Legal Proceedings

There are no material pending legal proceedings. Neither the Company nor the Bank holds any properties that are the subject of hazardous waste clean-up investigations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders for the three months ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Company’s common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. The Company’s stock is not actively traded. As of January 31, 2008, the Company had 1,574 stockholders.

Based on the Company’s stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price

2007	31,699	46	$53.00	$50.00	(1)
2006	71,696	36	50.00	46.50	(2)
2005	11,858	27	46.50	37.00	(3)

(1)	2007 transactions included repurchases by the Company of 25,492 shares of stock under the 2005 Stock Repurchase Plan approved on August 8, 2005 (the "Repurchase Plan"). 2007 transactions made under the Repurchase Plan were made at prices that ranged from $50.00 to $53.00 per share. All transactions under the Repurchase Plan were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock.

(2)	2006 transactions included repurchases by the Company of 66,521 shares of stock under the Repurchase Plan. 2006 transactions made under the Repurchase Plan were made at prices that ranged from $46.50 to $50.00 per share.

(3)	2005 transactions included repurchases by the Company of 1,400 shares of stock under the Repurchase Plan. 2005 transactions made under the Repurchase Plan were made at prices that ranged from $45.00 to $46.50 per share.

The Company paid aggregate annual cash dividends in 2007, 2006 and 2005 of $3,873,000, $3,696,000 and $3,412,000 respectively, or $.86 per share in 2007, $.81 per share in 2006 and $.75 per share in 2005. In January 2008, the Company declared and paid a dividend of $.91 per share totaling $4,086,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company’s Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by HEMSCOTT (formerly CoreData, Inc.) of Richmond, Virginia. The latter index reflects the performance of thirty-four bank holding companies operating principally in the Midwest as selected by HEMSCOTT. The indexes assume the investment of $100 on December 31, 2002 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

Hills Bancorporation
Performance Graph (2002-2007)

	2002	2003	2004	2005	2006	2007

HILLS BANCORPORATION	$100.00	$117.25	$131.52	$168.64	$184.50	$198.93
REGIONAL-SOUTHWEST BANKS	$100.00	$132.48	$159.08	$166.46	$189.27	$167.92
NASDAQ MARKET INDEX	$100.00	$150.36	$163.00	$166.58	$183.68	$201.91

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

The following table sets forth the Company’s equity compensation plan information as of December 31, 2007, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)

Equity compensation
plans approved by
security holders	48,365	$31.02	110,950

Equity compensation
plans not approved
by security holders	-	N/A	-

Total	48,365	$31.02	110,950

All stock option plans have been approved by the stockholders.

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

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2007:

Period in 2007	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1 to October 31	1,125	$52.50	86,070	663,930
November 1 to November 30	1,859	53.00	87,929	662,071
December 1 to December 31	5,484	53.00	93,413	656,587
Total	8,468	$52.93	93,413	656,587

Item 6.	Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

	2007	2006	2005	2004	2003

YEAR-END TOTALS (Amounts in Thousands)
Total assets	$1,661,098	$1,551,233	$1,433,649	$1,290,449	$1,183,521
Investment securities	213,768	190,984	209,001	218,016	236,157
Federal funds sold	-	-	-	-	13,233
Loans held for sale	6,792	3,808	702	3,908	1,960
Loans, net	1,352,599	1,279,227	1,141,716	998,231	868,194
Deposits	1,143,926	1,107,409	1,036,414	957,236	868,652
Federal Home Loan Bank borrowings	265,348	235,379	223,161	167,542	167,574
Redeemable common stock	22,205	20,940	20,634	16,336	14,864
Stockholders' equity	130,690	118,639	109,479	103,803	96,765

EARNINGS (Amounts in Thousands)
Interest income	$96,928	$87,618	$74,403	$65,324	$63,381
Interest expense	49,952	42,362	30,363	23,885	26,405
Provision for loan losses	3,529	3,011	2,101	1,470	424
Other income	15,984	14,611	12,808	12,542	13,852
Other expenses	36,150	34,364	32,861	31,965	29,137
Income taxes	7,138	6,933	6,684	6,351	6,998
Net income	16,143	15,559	15,202	14,195	14,269

PER SHARE
Net income:
Basic	$3.59	$3.42	$3.34	$3.12	$3.15
Diluted	3.57	3.39	3.32	3.11	3.14
Cash dividends	0.86	0.81	0.75	0.70	0.63
Book value as of December 31	29.11	26.34	24.00	22.82	21.27
Increase (decrease) in book value
due to:
ESOP obligation	(4.95)	(4.65)	(4.52)	(3.59)	(3.27)
Accumulated other
comprehensive income (loss)	0.14	(0.28)	(0.39)	0.13	0.68

SELECTED RATIOS
Return on average assets	1.02%	1.04%	1.12%	1.15%	1.24%
Return on average equity	13.06	13.74	14.47	14.34	15.36
Net interest margin	3.24	3.31	3.56	3.70	3.53
Average stockholders' equity to
average total assets	7.78	7.56	7.73	8.04	8.04
Dividend payout ratio	23.99	23.75	22.44	22.44	19.99

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation

The following discussion by management is presented regarding the financial results for Hills Bancorporation (“The Company”) for the dates and periods indicated. The discussion should be read in conjunction with the “Selected Consolidated Five-Year Statistical Summary” and the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

An overview of the year 2007 is presented following the section discussing a special note regarding forward looking statements.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

—	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

—	The effects of, and changes in, laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters as well as any laws otherwise affecting the Company.

—	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

—	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

—	The ability of the Company to obtain new customers and to retain existing customers.

—	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

—	Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

—	The ability of the Company to develop and maintain secure and reliable electronic systems.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation (Continued)

—	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

—	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

—	The economic impact of terrorist attacks and military actions.

—	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

—	The costs, effects and outcomes of existing or future litigation.

—	Changes in accounting policies and practices that may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

—	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Overview

The Company is a bank holding company engaged, through its wholly-owned subsidiary bank, in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”). The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.

The Company’s net income for 2007 was $16,143,000 compared to $15,559,000 in 2006. Diluted earnings per share were $3.57 and $3.39 for the years ended December 31, 2007 and 2006, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage. Net interest margin is the ratio of tax equivalent net interest income to average earning assets. For the year ended December 31, 2007, the Bank achieved a net interest margin of 3.24% compared to 3.31% in 2006, which resulted in a decrease of $1.9 million in net interest income. This decrease was more than offset by an increase of $3.8 million in net interest income attributable to growth of $91.7 million in the Bank’s average earning assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Highlights with respect to items on the Company’s balance sheet as of December 31, 2007 included the following:

—	Investment securities increased $22.8 million in 2007.
—	Net loans totaling $1.359 billion.
—	Loan growth in 2007 of $76.4 million and deposit growth of $36.5 million in 2007.
—	Deposits increased $36.5 million to $1.144 billion.
—	Short-term borrowings increased $28.0 million and Federal Home Loan Bank borrowings increased $30.0 million.
—	Stockholders’ equity increased $12.1 million to $130.7 million in 2007, with dividends having been paid in 2007 of $3.9 million.

The return on average equity was 13.06% in 2007 compared to 13.74% in 2006. The returns for the three previous years, 2005, 2004 and 2003, were 14.47%, 14.34% and 15.36%, respectively. The total equity of the Company remains strong as of December 31, 2007 with total risk-based capital at 13.37% and Tier 1 risk-based capital at 12.11%. The minimum regulatory guidelines are 8% and 4% respectively. The Company continues to increase the dividend per share with $.86, $.81 and $.75 having been paid out in the years ended December 31, 2007, 2006 and 2005, respectively.

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although management believes the levels of the allowance as of December 31, 2007 and 2006 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Position

Year End Amounts (Amounts In Thousands)	2007	2006	2005	2004	2003

Total assets	$1,661,098	$1,551,233	$1,433,649	$1,290,449	$1,183,521
Investment securities	213,768	190,984	209,001	218,016	236,157
Loans, net of allowance for losses ("Net Loans")	1,359,391	1,283,035	1,142,418	1,002,139	870,154
Deposits	1,143,926	1,107,409	1,036,414	957,236	868,652
Federal Home Loan Bank borrowings	265,348	235,379	223,161	167,542	167,574
Stockholders' equity	130,690	118,639	109,479	103,803	96,765

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total assets at December 31, 2007 increased $109.9 million, or 7.08%, from the prior year-end. Asset growth from 2005 to 2006 was $117.6 million and represented an 8.20% increase. The largest growth in assets occurred in Net Loans, which increased $76.4 million and $140.6 million for the years ended December 31, 2007 and 2006, respectively. Net Loans include loans held for sale to the secondary market of $6.8 million compared to $3.8 million at the end of 2006.

Interest rates are also discussed in the net income overview that follows this financial position review. The Federal Open Market Committee decreased the federal funds target rate on September 18, 2007 from 5.25% to 4.75%. This was the first change in the target rate since June 29, 2006 and the first decrease since June 25, 2003. The target rate was decreased twice more in 2007 to a rate of 4.25% as of December 31, 2007. Prior to these decreases, the target rate increased in June 24, 2004 when the rate was increased from 1.00% to 1.25% and increased 17 times to 5.25% over the two-year period to June 2006. Interest rates on loans are generally affected by these decreases since interest rates for the U.S. Treasury market normally decrease when the Federal Reserve Board lowers the federal funds rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. As of December 31, 2007, the average rate indexes for the one, three and five year indexes were 4.52%, 4.32% and 4.41%, respectively. The one year index decreased 7.94% from 2006, the three year index decreased 9.24% and the five year index decreased 7.35%. During this same period, the average federal funds rate increased from 4.82% in 2006 to 4.94% in 2007. The increase in short-term federal funds of 12 basis points and a 35 point decrease in the five year index caused a flattening of the investment yield curve. Changes in interest rates may at some point materially affect loan demand and the economy. At the current interest rate levels, demand for loans remains good.

Loans secured by real estate represent the largest increase in loan growth. These loans increased $37.3 million in 2007 and increased $77.3 million in 2006. Loans secured by real estate include loans for one-to-four family residential properties, multi-family properties, agricultural real estate and commercial real estate. Another large increase for loans occurred for commercial loans which in 2007 increased a total of $13.7 million and $26.8 million in 2006. Also, loans to finance agricultural production and other loans to farmers increased $10.8 million in 2007 compared to an increase of $5.5 million in 2006. The overall economy in the Company’s principal place of business, Johnson, Linn and Washington Counties, remains in good condition with unemployment levels that remain low. Competition for quality loans and deposits will continue to be a challenge. In Johnson and Linn Counties, new banks and credit unions have been opened in the last few years. Between 2005 and 2007, six new banking locations were added in Johnson County and eight in Linn County. The fourteen new locations include an office of one of the state’s largest credit unions. The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $36.5 million in 2007. Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, increased from $59.1 million to $87.1 million. Federal funds purchased increased by $29.0 million, and repurchase agreements decreased $1.0 million. Deposits increased by $71.0 million in 2006. As of June 30, 2007, Johnson County total deposits were $2.4 billion and the Company’s deposits were $802 million, which represent a 33.4% market share. At June 30, 2006, deposits were $781 million or a 34.8% market share. At $4.4 billion as of June 30, 2007, the Linn County deposit market is almost twice the size of the Johnson County deposit market. The five Linn County offices of the Company had deposits of $253 million or a 5.7% share of the market. The Company’s Linn County deposits at June 30, 2006 were $232 million and represented the same 5.7% market share. In Washington County, the Company’s two offices had deposits of $74 million which was 16.1% of the County’s total deposits of $459 million. In 2006, the Company’s Washington County deposits were $64 million or a 15.3% market share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Investment securities increased $22.8 million in 2007. In 2006, investment securities decreased by $18.0 million. The investment portfolio consists of $199.6 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity. The securities portfolio, which includes tax exempt securities and stock of the FHLB that is required for borrowings, is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management. See Note 2 to the Company’s Consolidated Financial Statements.

During 2007, the major funding sources for the growth in loans were the $36.5 million increase in deposits and additional funding from federal funds purchased and the Federal Home Loan Bank (FHLB). Federal funds purchased increased by $29.0 million and borrowings from the FHLB increased by $30.0 million. In 2006, the major source of funding for the growth in loans was deposit growth of $71.0 million. Total advances from the FHLB were $265.3 million and $235.4 million for 2007 and 2006, respectively. It is expected that the FHLB funding source will be used in the future when loan growth exceeds deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Stockholders’ equity was $130.7 million at December 31, 2007 compared to $118.6 million at December 31, 2006. The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section. Over the last five years, the Company has realized cumulative earnings of $75.4 million and paid shareholders dividends of $17.0 million, or 22.6% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% Increase (Decrease)	E.P.S.- Diluted
	(In Thousands)

2007	$16,143	3.75%	$3.57
2006	15,559	2.35	3.39
2005	15,202	7.09	3.32
2004	14,195	(0.05)	3.11
2003	14,269	24.47	3.14

Net income for 2007 increased by $0.6 million or 3.75% and diluted earnings per share increased 5.31%. A significant factor that aided in increasing the level of net income in 2007 was the growth of average earning assets. This item accounted for a $3.8 million increase in the net interest income on a tax-equivalent basis and more than offset the increased provision for loan losses of $0.5 million and the decrease in net interest margin. The increase in operating expenses of $1.8 million for the year was offset by a $1.4 million increase in other income.

Annual fluctuations in the Company’s net income continue to be driven primarily by two important factors. The first important factor is net interest margin. Net interest income of $47.0 million in 2007 was derived from the Company’s $1.515 billion of average earning assets and its net interest margin of 3.24%, compared to $1.423 billion of average earning assets and a 3.31% net interest margin in 2006. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of only 10 basis points to 3.14% would result in a $1.5 million decrease in income before taxes. Similarly, an increase in the net interest margin of 10 basis points to 3.34% would increase income before income taxes by $1.5 million. Net interest margin decreased in 2006 to 3.31% from 3.56% in 2005.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to $1.4 billion at the end of 2007. The Company’s allowance for loan losses was $19.7 million at December 31, 2007. The increase in the allowance in 2007 was due to loan growth of $76.4 million and a deterioration of credit quality. The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled $3,529,000, $3,011,000 and $2,101,000 for 2007, 2006 and 2005, respectively. (See Note 3 to the Consolidated Financial Statements.) A discussion in detail is included in the Provisions for Loan Losses section below.

Net income for 2006 was $15,559,000, or diluted earnings per share of $3.39. For 2006, diluted earnings per share increased $.07 per share. Net income for the year ended December 31, 2006 represented a $357,000 increase over the reported income for the same period in 2005. Net interest income, including fees, increased $1.2 million for the year ended December 31, 2006 compared to 2005. This increase in net interest income was due to an increase in average earning assets of $137.8 million in 2006. Noninterest income increased 14.08% in 2006 to $14,611,000. Noninterest expense increased from $32,861,000 in 2005 to $34,364,000 in 2006, or 4.57%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The volume of average earning assets has continued to grow each year, primarily due to new loans. The net interest margin decreased in 2007 to 3.24% and this compares to 3.31% in 2006, 3.56% in 2005, 3.70% in 2004 and 3.53% in 2003. The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 2007 as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)

Interest income:
Loans, net	$88,476	0.20%	$5,844	$2,700	$8,544
Taxable securities	(9,105)	0.52	(321)	589	268
Nontaxable securities	6,696	0.03	364	26	390
Federal funds sold	5,649	0.47	255	30	285

	$91,716		$6,142	$3,345	$9,487

Interest expense:
Interest-bearing demand deposits	$17,312	0.45%	$(169)	$(704)	$(873)
Savings deposits	(2,296)	0.29	374	(1,091)	(717)
Time deposits	57,425	0.61	(2,343)	(3,503)	(5,846)
Short-term borrowings	(11,478)	(0.28)	681	(31)	650
FHLB borrowings	17,113	(0.03)	(866)	62	(804)

	$78,076		$(2,323)	$(5,267)	$(7,590)

Change in net interest income			$3,819	$(1,922)	$1,897

Net interest income changes for 2006 were as follows:

	Change In Average Balance	Effect Of Volume Changes	Effect Of Rate Changes	Net Change
	(Amounts In Thousands)

Interest-earning assets	$137,793	$9,335	$4,015	$13,350
Interest-bearing liabilities	125,250	(4,562)	(7,437)	(11,999)

Change in net interest income		$4,773	$(3,422)	$1,351

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2007	2006	2005

Yield on average interest-earning assets	6.52%	6.28%	5.91%
Rate on average interest-bearing liabilities	3.84	3.47	2.77

Net interest spread	2.68	2.81	3.14
Effect of noninterest-bearing funds	0.56	0.50	0.42

Net interest margin (tax equivalent interest income
divided by average interest-earning assets)	3.24%	3.31%	3.56%

The net interest margin declined 7 basis points in 2007 and 25 basis points in 2006. The margin compression was the result of the continued flattening of the yield curve and pricing on loans and short-term deposits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Provision for Loan Losses

The provision for loan losses totaled $3,529,000, $3,011,000 and $2,101,000 for 2007, 2006 and 2005, respectively. Loan charge-offs net of recoveries were $1,669,000 in 2007 and $521,000 in 2006 and $531,000 in 2005. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks (primarily agricultural and spec real estate construction loans).

The amount of watch loans considered in the allowance for loan losses computation decreased by approximately $4.3 million in 2007 while substandard loans considered increased by approximately $28.0 million. The $3.3 million decrease in watch loans is comprised of improvements of $9.2 million in multi-family residential mortgages, $3.3 million in 1-to-4 family residential mortgages and $2.1 million in agricultural real estate loans. These improvements are offset by increase in the watch classification of $4.4 million in construction loans, $4.4 million in commercial loans and $1.5 million in agricultural operating loans. The increase in substandard loans includes $8.6 million in commercial real estate loans, $7.6 million in multi-family residential mortgages, $6.7 million in 1-to-4 family residential mortgages, $2.8 million in agricultural real estate loans, $1.3 million in commercial loans and $1.0 million in construction loans.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments. The Company also considers the state of the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space. In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate. As of December 31, 2007, the unemployment levels in Johnson County and Linn County were 2.8% and 4.0%, respectively, compared to 2.5% and 3.9% in December of 2006. These levels compare favorably to the State of Iowa at 4.0% and the national unemployment level at 5.0%, which were 3.5% and 4.5%, respectively in December, 2006. The residential rental vacancy rates in 2007 in Johnson County, the largest trade area for the Company, were estimated at 5.0% in Iowa City, Coralville and North Liberty and 5.0% in the Cedar Rapids area. The estimated vacancy rates for both markets were 10% one year ago. The State of Iowa vacancy rate is 13.5% and the national rate is 9.8% with the Midwest rate at 11.6%. These vacancy rates one year ago were 13.1%, 9.9% and 12.6%, respectively. The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.

The amount of problem or watch loans considered in the allowance for loan losses computation increased by approximately $19.2 million in 2006 and by approximately $1.2 million from the end of 2004 to 2005. The increase related to 2006 was due to increase of $15.1 million of commercial loans including commercial real estate, $7.3 million in construction loans, $4.2 million in residential mortgages and $1.6 in agricultural loans. The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented. For the years ended December 31, 2007, 2006 and 2005, recoveries were $1,249,000, $1,352,000, and $1,644,000, respectively; charge-offs were $2,918,000, $1,873,000 and $2,175,000 in 2007, 2006 and 2005, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation (Continued)

The allowance for loan losses totaled $19,710,000 at December 31, 2007 compared to $17,850,000 at December 31, 2006. The percentage of the allowance to outstanding loans was 1.44% and 1.38% at December 31, 2007 and 2006, respectively. The percentage increase was due to loan growth and an increase in the amount of “problem” or “watch” loans as a percentage of total loans outstanding. The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in Net Loans outstanding. The methodology used in 2007 is consistent with the methodology used in the prior years.

Agricultural loans totaled $60,004,000 and $49,223,000 at December 31, 2007 and 2006, respectively. The level of agriculture loans during the last five years compared to total loans has varied from a high of 4.37% in 2007 to a low of 3.78% in 2005. Management has assessed the risks for agricultural loans to be higher than other loans due to unpredictable commodity prices, the effects of weather on crops and uncertainties regarding government support programs. In particular, loans that are in the swine production segment continue to be of major concern as prices for hogs are subject to severe fluctuations.

Non-performing loans increased by $24.9 million from December 31, 2006 to December 31, 2007. Non-performing loans were 2.88% of loans as of December 31, 2007 and 1.13% as of December 31, 2006. Non-performing loans, which are considered impaired, include any loan that has been placed on nonaccrual status. Non-performing loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. This increase in non-performing loans is due primarily to the deterioration in credit quality of eight borrower relationships that have an aggregate balance of approximately $33.5 million as of December 31, 2007.

The University of Iowa, because of its 25,200 employees and because of its total budget in Johnson County, has a tremendous impact on the economy of the Bank’s primary trade area. In 2007 and 2006, the University of Iowa helped Johnson County’s economy remain strong. The economy of the state of Iowa has recovered from recent weakness, but the University continues to have budget limitations. For its fiscal year beginning July 1, 2007, the University expects continued budget constraints. The possible effects on the local economy cannot be predicted, but such budget limitations may weaken the economy in future years.

Other Income

The other income of the Company was $15,984,000 in 2007 compared to $14,611,000 in 2006. The increase of $1,373,000 was the result of a combination of factors discussed below. In 2006, the total other income increased $1,803,000 from 2005. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The gain was $934,000 in 2007, $859,000 in 2006 and $1,074,000 in 2005. The number of loans sold in 2007 was approximately 112% of the volume in 2006 and 105% of the activity experienced in 2005. The fee per loan in 2006 was approximately 3% higher than the fee per loan in 2007 which was offset by the volume of loans sold. The volume of activity in these types of loans is directly related to the level of interest rates. In 2005 and 2006, rates did not drop sufficiently to make it feasible for a large volume of refinancing to occur. In 2007, secondary market rates were favorable resulting in the increase in the volume of loans sold. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $505,000 to $3,928,000 in 2007. Trust fees increased $433,000 in 2006. As of December 31, 2007, the Bank’s Trust Department had $963 million in assets under management compared to $857 million and $787 million at December 31, 2006 and 2005, respectively. Trust fees are based on total assets under management. The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 52.5% of assets under management. In 2007 and 2006, the market value of such common stock increased. In 2005, the market value was stable. The Dow Jones Industrial Average increased over 6% in 2007 and over 16% in 2006. This average decreased less than 1% in 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Service charges and fees increased $934,000 in 2007 to $7,861,000 from $6,927,000 in 2006. Such charges and fees include fees on deposit accounts and credit card processing fees on merchant accounts. Service fees on deposit accounts increased $428,000 in 2007 compared to the prior year as a result of fee income strategies. Service charge income on savings deposits increased $53,000 due to a change in the related fee structure and minimum balance requirements. Debit card interchange fees increased $293,000, point of sale (POS) interchange income increased $116,000 and credit card merchant fees increased $63,000. These increases were due to volume changes in debit and credit card usage. Debit card interchange income was reduced by $50,000 due to the reserve for Visa. This reserve is related to the Bank’s contingent liability, as a member of Visa, Inc. (“Visa”), for the Bank’s portion of settlement payments arising from the expected settlement by Visa of its litigation with American Express Company and Discover Financial Services.

Rental revenue on tax credit real estate decreased $96,000 in 2007 due to adjustment recorded upon the receipt of the 2006 audited financial statements for the tax credit properties. Other noninterest income was $2,576,000 in 2007 and $2,621,000 in 2006. The primary reason for the decrease in other noninterest income was a one-time $79,000 sales tax refund received in 2006.

Service charges and fees increased by $1,023,000 from 2005 to 2006, resulting in total fees of $6,927,000 in 2006. Service fees on deposit accounts increased $729,000 in 2006 compared to 2005 due to fee income strategies. In addition, debit card interchange fees increased $225,000 and point of sale (POS) interchange income increased $134,000. Total other income was partially offset by $234,000 in investment securities losses in 2005.

Other Expenses

Total other expenses were $36,150,000 and $34,364,000 for the years ended December 31, 2007 and 2006, respectively. The increase is $1,786,000 or 5.20% in 2007 and $1,503,000 or 4.57% in 2006. Salaries and employee benefits, the largest component of non-interest expense, increased $885,000 in 2007, a 4.79% change. This increase includes $657,000 in direct salaries, a 4.80% increase which resulted from annual pay adjustments. Another component of salaries and employee benefits expense is profit sharing plan expense which totaled $1,180,000 in 2007. This expense increase $75,000, or 6.80% over 2006 and includes the Company’s contributions to its Profit Sharing and ESOP plans. (See Note 8 to the Consolidated Financial Statements.) The majority of the increase is due to growth in the underlying salary base for eligible employees. Medical expenses included with salaries and benefits increased to $1,633,000 from $1,523,000 in 2006. Increases in premiums and in the number of employees covered resulted in the higher expense in 2007.

Occupancy expense increased $122,000 with increases of $44,000 in property taxes and $32,000 in utilities in 2007. Occupancy expense also includes costs related to building maintenance and upkeep. This expense increased $50,000 in 2007 due to a full year of maintenance for the Wellman location (opened in September 2006) and higher snow removal expense.

In 2007, furniture and equipment expense included depreciation expense of $1,670,000 and $1,251,000 in equipment and software maintenance contracts. These expenses one year ago were $1,817,000 for depreciation and $1,069,000 for the maintenance contracts. The increase in maintenance contract expense in 2007 is due to a full year of expense related to various maintenance agreements entered into in 2006. Also, maintenance expense related to the Company’s core processing system increased 20% to $356,000 in 2007.

Outside services increased $366,000 in 2007 to $5,254,000 as of December 31, 2007 compared to the same period in 2006. Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Professional fees increased $160,000 from 2006 to a total of $1,632,000 for 2007. In 2007, professional fees included $25,000 in additional internal audit projects and $10,000 in loan review services, both of which are outsourced to third party service providers. Attorney’s fees increased $49,000 over 2006 due in part to increased activity related to costs of collection efforts and repossession activity. Credit card, debit card and merchant card processing expenses increased $190,000 due to the volume of transactions in 2007. Data processing expense also increased $44,000 due to a growth in the volume of transactions from 2006 to 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Other noninterest expense was $1,558,000 for the year ended December 31, 2007, an increase of $313,000 over the same period in 2006. Other noninterest expense includes fraud losses related to customer credit and debit cards and other deposit accounts. This expense increased $75,000 in 2007 due to increased incidents of unauthorized use of customer credit and debit cards. Also, $35,000 was recovered in 2006 related to charges expensed in 2005, reducing the 2006 expense when compared to 2007.

Other noninterest expenses also include $243,000 related to unauthorized activities by an officer of the Bank in a Bank internal account. The officer has not been employed since October 3, 2007, the date the discovery was made. The Company conducted an internal investigation with assistance from third party fraud auditors and its internal audit department. The scope of the Company’s internal investigation was extensive and included transactions, accounts, and other matters involving the former employee. The Company has also cooperated fully with an investigation conducted by the U.S. Attorney’s Office and the Federal Bureau of Investigation. The internal and external investigations have shown that no customer accounts were affected. The expense represented the portion of the improper transactions remaining in the Company’s assets as of October 3, 2007. The former employee was indicted on February 12, 2008 for allegedly misappropriating approximately $559,000. The difference of $316,000 was recognized mainly through other noninterest expenses over a seven year period. The Company maintains its insurance policies covering officer or employee dishonesty that may cover a portion of the loss, subject to the applicable deductible of $150,000. The Company expects to finalize its insurance claim in April 2008. Because the Company has already recognized the loss resulting from the former employee’s alleged actions, if the former employee makes restitution or the Company receives insurance proceeds, the Company will record those payments as income in the period received.

Total other expenses were $32,861,000 for the year ended December 31, 2005. The increase in expenses in 2006 was $1,503,000. This included an increase of $918,000 in salaries and benefits, which was the direct result of salary adjustments for 2006 and an addition of twelve employees in 2006. Compensation expense related to the officers’ deferred compensation plan and costs associated with restricted common stock awarded to various officers decreased $199,000 in 2006. This decrease is primarily the result of the change in the appraised value of the Company’s common stock. Effective June 30, 2005, as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company began obtaining a quarterly independent appraisal of the shares of stock. Previously, the Company was obtaining an independent appraisal of the shares of stock on an annual basis for the Company’s ESOP. Due to the 2005 Stock Repurchase Program, no marketability discount was given on the new quarterly appraisals and the result was the removal by the independent appraiser of a 10% minority interest adjustment. The appraisal value of the stock based on the latest appraisal is $50.00 per share, which resulted in a per share increase of $3.50 for 2006. This compares to a $9.50 per share increase in 2005. The final appraisal for each quarter will be completed approximately forty days after each quarter end and sixty days after year-end.

Medical expenses included with salaries and benefits increased from $1.2 million to $1.5 million in 2006. Occupancy expense increased $67,000 due to property taxes and utilities. Furniture and equipment expense was $111,000 higher in 2006 when compared to 2005 as a result of the costs related to equipment and software maintenance contracts. Advertising and business development expenses decreased $58,000 in 2006. This change was due in part to a $68,000 decrease in the redemption of scorecard points awarded for credit card charges. In addition, there was a decrease in outside services of $111,000. 2005 included consulting fees for a income strategy of $226,000 which was not incurred in 2006. Credit card, debit card and merchant card processing expense increased $81,000.

Income Taxes

Income tax expense was $7,138,000, $6,933,000 and $6,684,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Income taxes as a percentage of income before income taxes were 30.66% in 2007, 30.82% in 2006 and 30.54% in 2005. The amount of tax credits were $566,000, $566,000 and $678,000 for 2007, 2006 and 2005, respectively. In 2005, the final tax credits were taken on one tax credit property. The decrease in tax credits in 2006 reflects credits for one remaining tax credit property. In 2007, the Company invested in a fourth tax credit property. Credits related to this new property will be approximately $1.5 million and are expected to be recognized in 2008 and future years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Impact of Recently Issued Accounting Standards

In March 2006, the FASB issued FASB Statement No. 156 (“FAS 156”), Accounting for Servicing of Financial Assets and amendment of FASB Statement No. 140 (“FAS 140”), Accounting for Transfers and Extinguishment of Liabilities. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Company elected the fair value measurement method with changes in fair value reflected in earnings for subsequent measurements. FAS 156 was effective for the Company as of January 1, 2007. The adoption of this statement had no effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. The adoption of the Interpretation did not have a significant effect on the Company’s consolidated financial statements. See Note 9 to the Consolidated Financial Statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. The Statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements that prescribe fair value as the relevant measure of value, except FAS 123R and related interpretation and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. The Statement is effective for financial statements issued for year beginning after November 15, 2007. The adoption of this Statement will not have a significant effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilties – Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective for financial statements issued for the year beginning after November 15, 2007. The adoption of this Statement will not have a significant effect on the Company’s consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 provides interpretive guidance on the accounting for written loan commitments recorded at fair value through earnings under generally accepted accounting principles. SAB 109 revises and rescinds portions of Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. The SEC staff belief is that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of derivative and other written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for financial statements issued for the year beginning after December 15, 2007. The adoption of SAB 109 will not have a significant effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised), Business Combinations (“FAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. FAS 141R is effective for financial statements issued for the year beginning after December 15, 2008. The adoption of this Statement will not have a significant effect on the Company’s consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, FAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. FAS 160 is effective for financial statements issued for the year beginning after December 15, 2008. The adoption of this Statement will not have a significant effect on the Company’s consolidated financial statements.

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 2007, the Company’s interest rate sensitivity report is as follows (amounts in thousands):

	Repricing Maturities Immediately	Days				More Than One Year	Total
		2-30	31-90	91-180	181-365

Earning assets:
Investment
securities	$-	$4,465	$7,690	$10,765	$22,635	$168,213	$213,768
Loans	7,508	174,413	48,461	83,405	148,636	916,678	1,379,101

Total	7,508	178,878	56,151	94,170	171,271	1,084,891	1,592,869

Sources of funds:
Interest-bearing
checking and
savings accounts	150,739	-	-	-	-	269,137	419,876
Certificates of
deposit	-	34,101	99,891	157,889	169,249	108,701	569,831
Other borrowings -
FHLB	-	-	10,000	10,000	348	245,000	265,348
Federal funds and
repurchase
agreements	87,076	-	-	-	-	-	87,076

	237,815	34,101	109,891	167,889	169,597	622,838	1,342,131
Other sources,
primarily
noninterest-
bearing	-	-	-	-	-	154,219	154,219

Total sources	237,815	34,101	109,891	167,889	169,597	777,057	1,496,350

Interest
Rate Gap	$(230,307)	$144,777	$(53,740)	$(73,719)	$1,674	$307,834	$96,519

Cumulative Interest
Rate Gap
at December 31, 2007	$(230,307)	$(85,530)	$(139,270)	$(212,989)	$(211,315)	$96,519

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

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

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $257,000 as of December 31, 2007. In 2007, the Company received dividends of $4,376,000 from its subsidiary Bank and used those funds to pay dividends to its stockholders of $3,873,000.

The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary Bank, which affects the Bank’s dividends to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary Bank, certain of its retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company totaled approximately $19,427,000, $16,254,000 and $13,720,000 as of December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, stockholders’ equity, before deducting for the maximum cash obligation related to the ESOP, was $152,895,000 and $139,579,000, respectively. This measure of stockholders’ equity as a percent of total assets was 9.20% at December 31, 2007 and 9.00% at December 31, 2006. As of December 31, 2007, total equity was 7.87% of assets compared to 7.65% of assets at the prior year end.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991, and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements that member banks must maintain.

As of December 31, 2007, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders’ equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighting the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by “credit conversion factors” to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The Bank is an insured state bank, incorporated under the laws of the state of Iowa. As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the “Superintendent”). Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain circumstances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets. At December 31, 2007, the Tier 1 risk-based leverage ratio of the Bank was 9.17% and exceeded the ratio required by the Superintendent.

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2007 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio

As of December 31, 2007:
Company:
Total risk-based capital	$165,254	13.37%	8.00%	10.00%
Tier 1 risk-based capital	149,749	12.11	4.00	6.00
Leverage ratio	149,749	9.18	3.00	5.00
Bank:
Total risk-based capital	165,024	13.36	8.00	10.00
Tier 1 risk-based capital	149,532	12.11	4.00	6.00
Leverage ratio	149,532	9.17	3.00	5.00

The Bank is classified as “well capitalized” by FDIC capital guidelines.

On a consolidated basis, 2007 cash flows from operations provided $19,344,000 and net increases in deposits provided $36,517,000. These cash flows were invested in Net Loans of $76,901,000 and net securities purchased of $19,996,000. Also, net borrowings from the FHLB increased by $29,969,000 to assist in the funding of the Bank’s increased loan demand. In addition, $1,408,000 was used to purchase property and equipment.

At December 31, 2007, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $237,138,000 (see Note 14 to the Consolidated Financial Statements). Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements. It may also obtain additional funds from the Federal Home Loan Bank (FHLB). The Bank as of December 31, 2007 can obtain an additional $184 million from the FHLB based on the current real estate mortgage loans held. In addition, the Bank has arranged $99 million of credit lines at three banks. The borrowings under these credit lines would be secured by the Bank’s investment securities.

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

Contractual Obligations and Commitments

As disclosed in Note 14 to the Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2007:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years

Contractual obligations:
Long-term debt obligations	$265,348	$20,348	$80,000	$105,000	$60,000
Operating lease obligations	1,176	209	424	333	210

Total contractual obligations:	$266,524	$20,557	$80,424	$105,333	$60,210

Other commitments:
Lines of credit	$237,138	$183,006	$49,952	$4,078	$102
Standby letters of credit	10,961	10,961	-	-	-

Total other commitments	$248,099	$193,967	$49,952	$4,078	$102

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Related Party Transactions

The Bank’s primary transactions with related parties are the loan and deposit relationships it maintains with officers, directors and entities related to these individuals. The Bank makes loans to related parties under substantially the same interest rates, terms and collateral as those prevailing for comparable transactions with unrelated persons. In addition, these parties may maintain deposit account relationships with the Bank that also are on the same terms as with unrelated persons. As of December 31, 2007 and 2006, loan balances to related individuals and businesses totaled $36,683,000 and $32,638,000, respectively. Deposits from these related parties totaled $11,416,000 and $7,512,000 as of December 31, 2007 and 2006, respectively.

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

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Amounts In Thousands)

Assets:
Loans, fixed:
Balance	$190,689	$95,797	$129,455	$82,278	$109,325	$63,174	$670,718	$624,547
Average
interest rate	6.65%	6.34%	6.54%	7.12%	7.16%	5.77%	6.64%

Loans, variable:
Balance	$247,131	$115,500	$116,943	$126,691	$87,731	$7,595	$701,591	$691,515
Average
interest rate	7.04%	6.36%	6.06%	6.24%	6.94%	6.50%	6.60%

Investments (1):
Balance	$59,659	$37,172	$18,663	$24,956	$24,814	$48,504	$213,768	$213,768
Average
interest rate	4.03%	4.52%	4.66%	4.87%	4.83%	5.60%	4.72%

Liabilities:
Liquid
deposits (2):
Balance	$419,876	$-	$-	$-	$-	$-	$419,876	$419,876
Average
interest rate	1.81%	0.00%	0.00%	0.00%	0.00%	0.00%	1.81%

Deposits,
certificates:
Balance	$461,130	$43,772	$53,395	$9,950	$1,584	$-	$569,831	$569,831
Average
interest rate	4.77%	3.98%	4.61%	4.46%	4.54%	0.00%	4.69%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes passbook accounts, NOW accounts, Super NOW accounts and money market funds.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on Pages 54 through 86.

KPMG LLP 2500 Ruan Center 666 Grand Avenue Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hills Bancorporation:

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Hills Bancorporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hills Bancorporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

March 11, 2008

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Amounts In Thousands, Except Shares)

ASSETS	2007	2006

Cash and cash equivalents (Note 10)	$32,383	$23,397
Investment securities (Notes 2 and 6):
Available for sale at fair value (amortized cost 2007 $198,551; 2006 $180,106)	199,599	178,057
Held to maturity at amortized cost (fair value 2007 none; 2006 $177)	-	170
Stock of Federal Home Loan Bank	14,169	12,757
Loans held for sale	6,792	3,808
Loans, net of allowance for loan losses (2007 $19,710; 2006 $17,850) (Notes 3, 7 and 11)	1,352,599	1,279,227
Property and equipment, net (Note 4)	21,220	22,061
Tax credit real estate	8,803	7,111
Accrued interest receivable	11,391	10,292
Deferred income taxes, net (Note 9)	7,731	7,613
Goodwill	2,500	2,500
Other assets	3,911	4,240

	$1,661,098	$1,551,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$154,219	$143,274
Interest-bearing deposits (Note 5)	989,707	964,135

Total deposits	1,143,926	1,107,409
Short-term borrowings (Note 6)	87,076	59,063
Federal Home Loan Bank borrowings (Note 7)	265,348	235,379
Accrued interest payable	3,227	3,500
Other liabilities	8,626	6,303

	1,508,203	1,411,654

Commitments and Contingencies (Notes 8 and 14)

Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 8)	22,205	20,940

Stockholders' Equity (Note 10)
Capital stock, no par value; authorized 10,000,000 shares;
issued 2007 4,583,520 shares; 2006 4,571,659 shares	-	-
Paid in capital	12,823	12,364
Retained earnings	144,122	131,852
Accumulated other comprehensive income (loss)	647	(1,265)
Treasury stock at cost (2007 93,413 shares; 2006 67,921 shares)	(4,697)	(3,372)

	152,895	139,579
Less maximum cash obligation related to ESOP shares (Note 8)	22,205	20,940

	130,690	118,639

	$1,661,098	$1,551,233

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005
(Amounts In Thousands, Except Per Share Amounts)

	2007	2006	2005

Interest income:
Loans, including fees	$88,743	$80,240	$66,688
Investment securities:
Taxable	4,706	4,438	4,795
Nontaxable	3,154	2,900	2,685
Federal funds sold	325	40	235

Total interest income	96,928	87,618	74,403

Interest expense:
Deposits	35,277	27,841	19,665
Short-term borrowings	2,151	2,801	749
FHLB borrowings	12,524	11,720	9,949

Total interest expense	49,952	42,362	30,363

Net interest income	46,976	45,256	44,040
Provision for loan losses (Note 3)	3,529	3,011	2,101

Net interest income after provision for loan losses	43,447	42,245	41,939

Other income:
Net gain on sale of loans	934	859	1,074
Net losses on sale of investment securities	-	-	(234)
Trust fees	3,928	3,423	2,990
Service charges and fees	7,861	6,927	5,904
Rental revenue on tax credit real estate	685	781	742
Other noninterest income	2,576	2,621	2,332

	15,984	14,611	12,808

Other expenses:
Salaries and employee benefits	19,353	18,468	17,089
Occupancy	2,344	2,222	2,155
Furniture and equipment	3,482	3,443	3,332
Office supplies and postage	1,329	1,297	1,161
Advertising and business development	1,859	1,843	1,901
Outside services	5,254	4,888	4,999
Rental expenses on tax credit real estate	971	958	955
Other noninterest expenses	1,558	1,245	1,269

	36,150	34,364	32,861

Income before income taxes	23,281	22,492	21,886
Income taxes (Note 9)	7,138	6,933	6,684

Net income	$16,143	$15,559	$15,202

Earnings per share:
Basic	$3.59	$3.42	$3.34
Diluted	3.57	3.39	3.32

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2007, 2006 and 2005
(Amounts In Thousands)

	2007	2006	2005

Net income	$16,143	$15,559	$15,202

Other comprehensive income (loss),
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the year,
net of income taxes 2007 $1,185; 2006 $320; 2005 ($1,443)	1,912	518	(2,503)

Less: reclassification adjustment for losses included in net
income, net of income taxes	-	-	144

Other comprehensive income (loss)	1,912	518	(2,359)

Comprehensive income	$18,055	$16,077	$12,843

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2004	$11,364	$108,199	$576	$(16,336)	$-	$103,803

Issuance of 14,882 shares of
common stock	619	-	-	-	-	619
Forfeiture of 901 shares
of common stock	(29)	-	-	-	-	(29)
Change related to ESOP shares	-	-	-	(4,298)	-	(4,298)
Net income	-	15,202	-	-	-	15,202
Income tax benefit related to
share-based compensation	16	-	-	-	-	16
Cash dividends ($.75 per share)	-	(3,412)	-	-	-	(3,412)
Purchase of 1,400 shares
of common stock	-	-	-	-	(63)	(63)
Other comprehensive (loss)	-	-	(2,359)	-	-	(2,359)

Balance, December 31, 2005	$11,970	$119,989	$(1,783)	$(20,634)	$(63)	$109,479

Issuance of 9,715 shares of
common stock	346	-	-	-	-	346
Forfeiture of 1,693 shares
of common stock	(63)	-	-	-	-	(63)
Share-based compensation	44					44
Income tax benefit related to
share-based compensation	67	-	-	-	-	67
Change related to ESOP shares	-	-	-	(306)	-	(306)
Net income	-	15,559	-	-	-	15,559
Cash dividends ($.81 per share)	-	(3,696)	-	-	-	(3,696)
Purchase of 66,521 shares
of common stock	-	-	-	-	(3,309)	(3,309)
Other comprehensive income	-	-	518	-	-	518

Balance, December 31, 2006	$12,364	$131,852	$(1,265)	$(20,940)	$(3,372)	$118,639

Issuance of 13,030 shares of
common stock	326	-	-	-	-	326
Forfeiture of 1,169 shares
of common stock	(54)	-	-	-	-	(54)
Share-based compensation	42	-	-	-	-	42
Income tax benefit related to
share-based compensation	145	-	-	-	-	145
Change related to ESOP shares	-	-	-	(1,265)	-	(1,265)
Net income	-	16,143	-	-	-	16,143
Cash dividends ($.86 per share)	-	(3,873)	-	-	-	(3,873)
Purchase of 25,492 shares
of common stock	-	-	-	-	(1,325)	(1,325)
Other comprehensive income	-	-	1,912	-	-	1,912

Balance, December 31, 2007	$12,823	$144,122	$647	$(22,205)	$(4,697)	$130,690

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(Amounts In Thousands)

	2007	2006	2005

Cash Flows from Operating Activities
Net income	$16,143	$15,559	$15,202
Adjustments to reconcile net income to net cash and cash
equivalents provided by operating activities:
Depreciation	2,249	2,403	2,418
Provision for loan losses	3,529	3,011	2,101
Net losses on sale of investment securities	-	-	234
Share-based compensation	42	44	-
Compensation expensed through issuance of common stock	133	207	590
Excess tax benefits related to share-based compensation	(145)	(67)	(16)
Forfeiture of common stock	(54)	(63)	(29)
Provision for deferred income taxes	(1,303)	(1,114)	(870)
Increase in accrued interest receivable	(1,099)	(1,673)	(1,270)
Amortization of discount on investment securities, net	310	504	810
(Increase) decrease in other assets	474	303	(1,353)
Increase in accrued interest and other liabilities	2,049	379	1,878
Loans originated for sale	(114,169)	(104,286)	(113,565)
Proceeds on sales of loans	112,119	102,039	117,845
Net gain on sales of loans	(934)	(859)	(1,074)

Net cash and cash equivalents provided by operating activities	19,344	16,387	22,901

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	36,592	40,270	56,394
Held to maturity	170	45	4,785
Proceeds from sales of investment securities available for sale	-	-	10,465
Purchases of investment securities available for sale	(56,758)	(21,964)	(67,475)
Loans made to customers, net of collections	(76,901)	(140,522)	(145,586)
Purchases of property and equipment	(1,408)	(2,199)	(2,869)
Investment in tax credit real estate, net	(1,692)	484	415

Net cash used in investing activities	(99,997)	(123,886)	(143,871)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2007, 2006 and 2005
(Amounts In Thousands)

	2007	2006	2005

Cash Flows from Financing Activities
Net increase in deposits	36,517	70,995	79,178
Net (increase) decrease in short-term borrowings	28,013	24,526	(3,448)
Borrowings from FHLB	60,000	45,000	60,000
Payments on FHLB borrowings	(30,031)	(32,782)	(4,381)
Borrowings from FRB	9	-	-
Payments on FRB borrowings	(9)	-	-
Stock options exercised	193	139	28
Excess tax benefits related to share-based compensation	145	67	16
Purchase of treasury stock	(1,325)	(3,309)	(63)
Dividends paid	(3,873)	(3,696)	(3,412)

Net cash provided by financing activities	89,639	100,940	127,918

Increase (decrease) in cash and cash equivalents	$8,986	$(6,559)	$6,948

Cash and cash equivalents:
Beginning of year	23,397	29,956	23,008

End of year	$32,383	$23,397	$29,956

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$35,550	$26,654	$18,984
Interest paid on other obligations	14,675	14,521	10,698
Income taxes	7,877	8,193	6,770

Noncash financing activities:
Increase in maximum cash obligation related to
ESOP shares	$1,265	$306	$4,298

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Activities and Significant Accounting Policies

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

Accounting estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain significant estimates: The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involves certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2007 may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Investment securities: Held-to-maturity securities consisted solely of debt securities, which the Company had the positive intent and ability to hold to maturity and were stated at amortized cost. There are no held-to-maturity securities as of December 31, 2007.

Available-for-sale securities consist of debt securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. There were no trading securities as of December 31, 2007 and 2006.

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

Unrealized losses judged to be other than temporary are charged to operations for both securities available for sale and securities held to maturity, and a new cost basis of the securities is established.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectability of principal is unlikely. The allowance for loan losses is maintained at a level considered adequate to provide for probable losses that can be reasonably anticipated. The allowance is increased by provisions charged to expense and is reduced by net charge-offs. The Bank makes continuous reviews of the loan portfolio and considers current economic conditions, historical loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance. Management classifies loans within the following industry standard categories: watch, substandard and loss.

Loans are considered non-performing when, based on current information and events, it is probable the Bank will not be able to collect all amounts due. A non-performing loan includes any loan that has been placed on nonaccrual status. They also include loans based on current information and events that it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. The portion of the allowance for loan losses applicable to non-performing loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of non-performing loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Interest income on nonaccrual loans is recognized on the cash basis.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Activities and Significant Accounting Policies (Continued)

Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Tax credit real estate: Tax credit real estate represents two multi-family rental properties, an assisted living rental property and a multi-tenant rental property for persons with disabilities, all which are affordable housing projects as of December 31, 2007. The Bank has a 99% limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. The properties are recorded at cost less accumulated depreciation. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

The financial condition, results of operations and cash flows of each limited partnership is consolidated in the Company’s consolidated financial statements. The operations of the properties are not expected to contribute significantly to the Company’s income before income taxes. However, the properties do contribute in the form of income tax credits, which lowers the Company’s effective tax rate. Once established, the credits on each property last for ten years and are passed through from the limited partnerships to the Bank and reduces the consolidated federal tax liability of the Company.

Property and equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using primarily declining-balance methods over the estimated useful lives of 7-40 years for buildings and improvements and 3-10 years for furniture and equipment.

Deferred income taxes: Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. Interest and penalties on unrecognized tax benefits are classified as an other noninterest expense. As of December 31, 2007, the Company had no material unrecognized tax benefits.

Goodwill: Goodwill represents the excess of cost over the fair value of the net assets acquired, and is not subject to amortization, but requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life.

Other real estate: Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. Subsequent write downs estimated on the basis of later valuations, gains or losses on sales and net expenses incurred in maintaining such properties are charged to other non-interest expense. Other real estate is included in other assets and totaled $473,000 and $801,000 as of 2007 and 2006, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Activities and Significant Accounting Policies (Continued)

Earning per share: Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding. The following table presents calculations of earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(Amounts In Thousands)

Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	4,503,738	4,562,237	4,549,656
Weighted average number of net shares issued (redeemed)	(4,158)	(6,215)	4,165

Weighted average shares outstanding (basic)	4,499,580	4,556,022	4,553,821
Weighted average of potential dilutive shares
attributable to stock options granted, computed under the treasury stock method	19,495	25,581	22,354

Weighted average number of shares (diluted)	4,519,075	4,581,603	4,576,175

Net income (In Thousands)	$16,143	$15,559	$15,202

Earnings per share:
Basic	$3.59	$3.42	$3.34

Diluted	$3.57	$3.39	$3.32

Stock awards and options: For the years ended December 31, 2007 and 2006, compensation expense for stock issued through the stock award plan is accounted for using the fair value method prescribed by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). Under this method, compensation expense is measured and recognized for all stock-based awards made to employees and directors based on the fair value of each option as of the date of the grant.

For the year ended December 31, 2005, compensation expense for stock issued through the stock award plan was accounted for using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issues to Employees.” Under this method, compensation was measured as the difference between the estimated fair value of the stock at the date of award less the amount required to be paid for the stock. The difference, if any, was amortized straight line to expense over the vesting period of five years of service. No share-based employee compensation cost was recognized in 2005 because all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 8 to the Consolidated Financial Statements for a tabular presentation of the reconciliation between net income, basic earnings per share and diluted earnings per share as reported in the consolidated financial statements and as the information would have been reported (pro forma) if the Company has chosen to implement the fair value based method for all options.

Common stock held by ESOP: The Company’s maximum cash obligation related to these shares is classified outside stockholders’ equity because the shares are not readily traded and could be put to the Company for cash.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Activities and Significant Accounting Policies (Continued)

Fair value of financial instruments: In cases where quoted market prices are not available, fair values of financial instruments are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure. Accordingly, the aggregate fair value amounts presented in Note 12 to the Consolidated Financial Statements do not represent the underlying value of the Company.

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

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments approximate their fair values.

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

Deposit liabilities: The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. If the fair value of the fixed maturity certificates of deposits is calculated at less than the carrying amount, the carrying value of these deposits is reported as the fair value.

Short-term borrowings: The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate their fair values.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities

Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading in its portfolio at December 31, 2007 or 2006. The carrying amount of available-for-sale securities and their approximate fair values were as follows December 31 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

December 31, 2007:
Other securities (FHLB, FHLMC and FNMA)	$104,041	$1,070	$(146)	$104,965
State and political subdivisions	94,510	426	(302)	94,634

Total	$198,551	$1,496	$(448)	$199,599

December 31, 2006:
Other securities (FHLB, FHLMC and FNMA)	$95,554	$3	$(1,489)	$94,068
State and political subdivisions	84,552	257	(820)	83,989

Total	$180,106	$260	$(2,309)	$178,057

The amortized cost and estimated fair market value of available-for-sale securities classified according to their contractual maturities at December 31, 2007, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$45,576	$45,490
Due after one year through five years	104,846	105,605
Due after five years through ten years	46,718	47,082
Due over ten years	1,411	1,422

Total	$198,551	$199,599

As of December 31, 2007, investment securities with a carrying value of $87,076,000 were pledged to collateralize public deposits, short-term borrowings and for other purposes, as required or permitted by law.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities (Continued)

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

	2007	2006	2005

Sales proceeds	$-	$-	$10,465
Gross realized gains	-	-	-
Gross realized losses	-	-	(234)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006 (in thousands):

	Less than 12 months				12 months or more				Total
2007 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

Other securities
(FHLB, FHLMC and FNMA)	3	$6,571	$(29)	0.44%	16	$36,391	$(117)	0.32%	19	$42,962	$(146)	0.34%
State and municipal bonds	41	10,892	(41)	0.38%	159	32,069	(261)	0.81%	200	42,961	(302)	0.70%

Total temporarily
impaired securities	44	$17,463	$(70)	0.40%	175	$68,460	$(378)	0.55%	219	$85,923	$(448)	0.52%

	Less than 12 months				12 months or more				Total
2006 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

Other securities
(FHLB, FHLMC and FNMA)	1	$3,529	$(10)	0.28%	38	$87,538	$(1,479)	1.69%	39	$91,067	$(1,489)	1.64%

State and municipal bonds	52	9,431	(36)	0.38%	209	41,396	(784)	1.89%	261	50,827	(820)	1.61%

Total temporarily
impaired securities	53	$12,960	$(46)	0.35%	247	$128,934	$(2,263)	1.76%	300	$141,894	$(2,309)	1.63%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. The nature of the investments with gross unrealized losses as of December 31, 2007 was as follows: other securities (19 positions issued and guaranteed by FNMA, FHLB, or FHLMC); and state and municipal bonds (53 issues are local issues, nonrated and 147 issues are A1 or better rated, general obligation bonds). Therefore, none of the impairments in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest. The cause of the impairments is due to changes in interest rates. The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities for the foreseeable future.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities (Continued)

Investment Securities Held to Maturity:

At December 31, 2007, there were no investment securities held to maturity.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Amounts In Thousands)

December 31, 2006:
State and political subdivisions	$170	$7	$-	$177

Note 3.	Loans

The composition of loans is as follows:

	December 31,
	2007	2006	2005
	(Amounts In Thousands)

Agricultural	$60,004	$49,223	$43,730
Commercial and financial	132,070	118,339	91,501
Real estate:
Construction	123,144	114,199	83,456
Mortgage	1,020,802	983,489	906,188
Loans to individuals	36,289	31,827	32,201

	1,372,309	1,297,077	1,157,076
Less allowance for loan losses	19,710	17,850	15,360

	$1,352,599	$1,279,227	$1,141,716

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts In Thousands)

Balance, beginning	$17,850	$15,360	$13,790
Provision charged to expense	3,529	3,011	2,101
Recoveries	1,249	1,352	1,644
Loans charged off	(2,918)	(1,873)	(2,175)

Balance, ending	$19,710	$17,850	$15,360

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

Information about impaired and nonaccrual loans as of and for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Amounts In Thousands)

Impaired loans receivable for which there is a related allowance for loan losses	$4,950	$947	$586
Impaired loans receivable for which there is no related allowance for loan losses	34,633	13,734	16,016

Total	$39,583	$14,681	$16,602

Related allowance for credit losses on impaired loans	$355	$292	$66
Average balance of impaired loans	32,246	15,722	16,334
Nonaccrual loans (included as impaired loans)	4,948	879	175
Loans past due ninety days or more and still accruing	6,019	4,983	1,910
Interest income recognized on impaired loans	2,554	1,212	1,147
Interest income forfeited on non-accrual loans	279	34	19

The increase in impaired loans is due primarily to the deterioration in credit quality of eight borrower relationships that have an aggregate balance of approximately $33.5 million as of December 31, 2007.

Note 4.	Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2007	2006	2005
	(Amounts In Thousands)

Land	$4,846	$4,648	$4,404
Buildings and improvements	19,178	18,929	18,856
Furniture and equipment	26,687	25,726	23,844

	50,711	49,303	47,104
Less accumulated depreciation	29,491	27,242	24,839

Net	$21,220	$22,061	$22,265

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Interest-Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2007	2006
	(Amounts In Thousands)

NOW and other demand	$164,531	$138,862
Savings	255,345	248,714
Time, $100,000 and over	131,159	149,452
Other time	438,672	427,107

	$989,707	$964,135

Time deposits have a maturity as follows:

	December 31,
	2007	2006
	(Amounts In Thousands)

Due in one year or less	$461,130	$447,351
Due after one year through two years	43,772	76,637
Due after two years through three years	53,395	28,379
Due after three years through four years	9,950	17,423
Due over four years	1,584	6,769

	$569,831	$576,559

Note 6.	Short-Term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with a maturity of less than one year):

	December 31,
	2007	2006
	(Amounts In Thousands)

Federal funds purchased, secured by other securities (FHLB, FHLMC and FNMA)	$39,675	$10,670
Repurchase agreements with customers, renewable daily, interest payable
monthly, secured by other securities (FHLB, FHLMC and FNMA)	43,886	43,503
Repurchase agreements with customers, interest fixed, maturities of less
than one year, secured by other securities (FHLB, FHLMC and FNMA)	3,515	4,890

	$87,076	$59,063

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2007 and 2006 was 3.90% and 4.40%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of investment securities. The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate. The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers. At December 31, 2007, $47.4 million of securities sold under repurchase agreements with a weighted average interest rate of 3.47%, maturing in 2008, were collateralized by investment securities having an amortized cost of $47.4 million.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Federal Home Loan Bank Borrowings

As of December 31, 2007 and 2006, the borrowings were as follows:

	2007	2006
(Effective interest rates as of December 31, 2007)	(Amounts In Thousands)

Due 2007	$-	$20,000
Due 2008, 5.38% to 6.00%	20,348	30,379
Due 2009, 5.66% to 6.22%	40,000	40,000
Due 2010, 5.77% to 6.61%	40,000	40,000
Due 2015, 3.70% to 4.56%	60,000	60,000
Due 2016, 4.46% to 4.69%	45,000	45,000
Due 2017, 4.09% to 4.89%	60,000	-

	$265,348	$235,379

$265 million of the borrowings were callable with $130 million callable in the first quarter of 2008. The advances are unlikely to be called unless rates would move significantly upwards.

The advances from the FHLB are collateralized by the Company’s investment in FHLB stock of $14,169,000 and $12,757,000 at December 31, 2007 and 2006, respectively. Additional collateral is provided by the Company’s 1-4 family mortgage loans totaling $318,417,000 at December 31, 2007 and $282,455,000 at December 31, 2006.

Note 8.	Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the “ESOP”) to which it makes discretionary cash contributions. The Company’s contribution to the ESOP totaled $131,000, $123,000 and $115,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily tradable, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity. Effective June 30, 2005, as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company began obtaining a quarterly independent appraisal of the shares of stock. Previously, the Company was obtaining an independent appraisal of the shares of stock on an annual basis for the Company’s ESOP. As of December 31, 2007 and 2006, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2007	2006

Shares held by the ESOP	418,959	418,788

Fair value per share	$53.00	$50.00

Maximum cash obligation	$22,205,000	$20,940,000

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Employee Benefit Plans (Continued)

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $1,049,000, $983,000, and $905,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s made matching contributions under its 401(k) plan of $111,000 in 2007, $105,000 in 2006 and $98,200 in 2005 and is included in salaries and employee benefits.

The Company provides a deferred compensation program for executive officers. This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date. The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan. Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation. The “stock units” are book entry only and do not represent an actual purchase of stock. The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock. The deferrals and earnings grow tax deferred until withdrawn from the plan. Earnings credited to the individual’s accounts are recorded as compensation expense when earned. The deferred compensation liability is recorded in other liabilities and totals $2.8 million and $2.5 million at December 31, 2007 and 2006, respectively. Expense related to the deferred compensation plan was $198,000, $213,000 and $491,000 for 2007, 2006 and 2005, respectively and is included in salaries and employee benefits expense.

The Company has a Stock Option and Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the plan, the aggregate number of options and shares granted cannot exceed 198,000 shares. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Director options granted on or before December 31, 2006 may be exercised immediately. Director options granted on or after January 1, 2007, and officers’ rights under the plan vest over a five-year period from the date of the grant. Prior to January 1, 2006, the Company accounted for the stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and Directors. The Company adopted FAS 123R using the modified prospective transition method. The Consolidated Financial Statements as of and for year ended December 31, 2007 reflect the impact of FAS 123R and include $42,000 of share-based compensation expense. Share-based compensation expense was $44,000 in 2006. In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Employee Benefit Plans (Continued)

The results for the years ended December 31, 2007 and 2006 are not directly comparable to the same period in 2005. Prior to the adoption of FAS 123R, the Company applied the existing accounting rules under APB Opinion No. 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. If the fair value recognition provisions of FAS 123R had been applied to share-based compensation for the year ended December 31, 2005, the Company’s pro forma net income and earnings per share would have been as follows:

Net income:
As reported	$15,202
Deduct total share-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(84)

Pro forma	$15,118

Basic earnings per share:
As reported	$3.34
Pro forma	$3.32

Diluted earnings per share:
As reported	$3.32
Pro forma	$3.30

A summary of the stock options are as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)

Balance, December 31, 2004	63,753	$26.64
Granted	-	-
Exercised	(1,134)	24.33

Balance, December 31, 2005	62,619	26.69
Granted	-	-
Exercised	(5,424)	25.62

Balance, December 31, 2006	57,195	26.79	4.88	$1,532
Granted	4,580	52.00
Exercised	(10,410)	18.55
Forfeited	(3,000)	25.67

Balance, December 31, 2007	48,365	31.02	5.05	$1,500

The weighted-average fair value of options granted in 2007 was $16.98 per share. The intrinsic value of options exercised was $193,000 and $139,000 for 2007 and 2006, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2007

Risk-free interest rate	5.21%
Expected option life	7.5 years
Expected volatility	25.33%
Expected dividends	1.69%

Other pertinent information related to the options outstanding at December 31, 2007 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$25.67	19,105	41 Months	19,105
25.00	200	36 Months	200
29.33	15,600	60 Months	15,600
33.67	3,000	72 Months	-
34.50	2,940	76 Months	2,940
36.25	2,940	81 Months	2,940
52.00	4,580	113 Months	-

	48,365		40,785

As of December 31, 2007, the outstanding options have a weighted-average exercise price of $31.02 per share and a weighted average remaining contractual term of 5.05 years. The intrinsic value of all options outstanding was $1,500,000 as of December 31, 2007.

As of December 31, 2007, there was $73,100 in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted-average period of 3.02 years.

As of December 31, 2007, the vested options totaled 40,785 shares with a weighted-average exercise price of $28.47 per share and a weighted-average remaining contractual term of 4.49 years. The intrinsic value for the vested options was $1,161,000. The fair value of the 15,100 options vested during 2007 was $123,000. The fair value of the 31,200 options vested in 2006 was $248,000.

As of December 31, 2007, 110,950 shares were available for stock options and awards. The committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 2,192 shares of common stock in 2007, 4,291 in 2006 and 13,748 in 2005 to certain employees. The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period. The expense relating to these awards for the years ended December 31, 2007, 2006 and 2005 was $166,000, $149,000 and $70,000, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Income Taxes

Income taxes for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	2007	2006	2005
	(Amounts In Thousands)

Current:
Federal	$7,091	$6,771	$6,335
State	1,350	1,276	1,219
Deferred:
Federal	(1,133)	(968)	(756)
State	(170)	(146)	(114)

	$7,138	$6,933	$6,684

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(Amounts In Thousands)

Deferred income tax assets:
Allowance for loan losses	$7,539	$6,827
Deferred compensation	1,647	1,440
Accrued expenses	379	281
Unrealized losses on investment securities	-	784
Interest on nonaccrual loans	107	-
State net operating loss	341	314
Other	-	13

Gross deferred tax assets	10,013	9,659
Valuation allowance	(341)	(314)

Deferred tax asset, net of valuation allowance	9,672	9,345

Deferred income tax liabilities:
Property and equipment	904	1,005
FHLB dividends	132	132
Prepaid expenses	78	277
Unrealized gains on investment securities	401	-
Goodwill	382	318
Other	44	-

Gross deferred tax liabilities	1,941	1,732

Net deferred income tax assets	$7,731	$7,613

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Income Taxes (Continued)

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards. The net operating loss carry-forwards are generated by the parent company largely from its investment in tax credit real estate properties. The parent company is required to file a separate Iowa tax return and cannot be consolidated with the Bank. The net operating loss carry-forwards will expire, if not utilized, between 2007 and 2022. The Company has recorded a valuation allowance to reduce the net operating loss carry-forwards. At December 31, 2007 and 2006, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized. The increase in net operating loss carry-forward in 2007 compared to 2006 reflects the additional Iowa income tax net operating loss generated during 2007 less any expiring carry-forward. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The valuation allowance increased by $28,000 and $27,000 for each of the years ended December 31, 2007 and 2006, respectively.

The net change in the deferred income taxes for the years ended December 31, 2007, 2006 and 2005 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts In Thousands)

Consolidated statements of income	$1,303	$1,114	$870
Consolidated statements of stockholders' equity	(1,185)	(320)	1,443

	$118	$794	$2,313

Income tax expense for the years ended December 31, 2007, 2006 and 2005 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2007		2006		2005
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)

Expected tax expense	$8,148	35.0%	$7,872	35.0%	$7,660	35.0%
Tax-exempt interest	(1,230)	(5.2)	(1,114)	(5.0)	(1,026)	(4.7)
Interest expense
limitation	212	0.9	185	0.8	130	0.6
State income taxes,
net of federal income tax benefit	767	3.3	735	3.3	718	3.3
Income tax credits	(566)	(2.4)	(566)	(2.5)	(679)	(3.1)
Other	(193)	(0.9)	(179)	(0.8)	(119)	(0.6)

	$7,138	30.7%	$6,933	30.8%	$6,684	30.5%

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Income Taxes (Continued)

Federal income tax expense for the years ended December 31, 2007 and 2006 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The evaluation was performed for those tax years which remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes. The tax years ended December 31, 2006, 2005 and 2004, remain subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2006, 2005 and 2004, remain open for examination. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. There were no material unrecognized tax benefits on January 1, 2007 and December 31, 2007. No interest or penalties on these unrecognized tax benefits has been recorded. As of December 31, 2007, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

Note 10.	Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and CashRestrictions

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institution’s category.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions (Continued)

The actual amounts and capital ratios as of December 31, 2007 and 2006, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio

As of December 31, 2007:
Company:
Total risk-based capital	$165,254	13.37%	8.00%	10.00%
Tier 1 risk-based capital	149,749	12.11	4.00	6.00
Leverage ratio	149,749	9.18	3.00	5.00
Bank:
Total risk-based capital	165,024	13.36	8.00	10.00
Tier 1 risk-based capital	149,532	12.11	4.00	6.00
Leverage ratio	149,532	9.17	3.00	5.00

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio

As of December 31, 2006:
Company:
Total risk-based capital	$152,737	13.31%	8.00%	10.00%
Tier 1 risk-based capital	138,344	12.05	4.00	6.00
Leverage ratio	138,344	9.00	3.00	5.00
Bank:
Total risk-based capital	151,983	13.25	8.00	10.00
Tier 1 risk-based capital	137,599	11.99	4.00	6.00
Leverage ratio	137,599	8.95	3.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings of $19,427,000 as of December 31, 2007 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $2,436,000 and $1,914,000 as of December 31, 2007 and 2006, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(Amounts In Thousands)

Balance, beginning	$32,638	$38,951
Advances	50,042	50,087
Collections	(44,544)	(56,400)

Balance, ending	$38,136	$32,638

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts In Thousands)

Cash and due from banks	$32,383	$32,383	$23,397	$23,397
Investment securities	213,768	213,768	190,984	190,991
Loans	1,359,391	1,316,062	1,283,035	1,214,320
Accrued interest receivable	11,391	11,391	10,292	10,292
Deposits	1,143,926	1,143,926	1,107,409	1,107,409
Federal funds purchased and securities
sold under agreements to repurchase	87,076	87,076	59,063	59,063
Borrowings from Federal Home Loan
Bank	265,348	232,191	235,379	195,208
Accrued interest payable	3,227	3,227	3,500	3,500

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$237,138	$-	$200,786	$-
Letters of credit	10,961	-	10,107	-

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2007 and 2006
(Amounts In Thousands)

ASSETS	2007	2006

Cash at subsidiary bank	$257	$983
Investment in subsidiary bank	152,679	138,834
Other assets	1,029	668

Total assets	$153,965	$140,485

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$1,070	$906

Redeemable common stock held by ESOP	22,205	20,940

Stockholders' equity:
Capital stock	12,823	12,364
Retained earnings	144,122	131,852
Accumulated other comprehensive income (loss)	647	(1,265)
Treasury stock at cost	(4,697)	(3,372)

	152,895	139,579
Less maximum cash obligation related to ESOP shares	22,205	20,940

Total stockholders' equity	130,690	118,639

Total liabilities and stockholders' equity	$153,965	$140,485

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005
(Amounts In Thousands)

	2007	2006	2005

Interest on checking account and investment securities	$18	$160	$81
Dividends received from subsidiary	4,376	3,696	3,413
Other expenses	(273)	(265)	(291)

Income before income tax benefit and
equity in undistributed income of subsidiary	4,121	3,591	3,203
Income tax benefit	89	37	71

	4,210	3,628	3,274
Equity in undistributed income of subsidiary	11,933	11,931	11,928

Net income	$16,143	$15,559	$15,202

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(Amounts In Thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$16,143	$15,559	$15,202
Noncash items included in net income:
Equity in undistributed income of subsidiary	(11,933)	(11,931)	(11,928)
Share-based compensation	42	44	-
Compensation expensed through issuance of common stock	133	207	590
Excess tax benefits related to share-based compensation	(145)	(67)	(16)
Forfeiture of common stock	(54)	(63)	(29)
Increase in other assets	(216)	(48)	(68)
Increase in liabilities	164	147	223

Net cash provided by operating activities	4,134	3,848	3,974

Cash flows from investing activities:
Proceeds from maturities of investment securities	-	-	500

Net cash provided by investing activities	-	-	500

Cash flows from financing activities:
Stock options exercised	193	139	28
Excess tax benefits related to share-based
compensation	145	67	16
Purchase of treasury stock	(1,325)	(3,309)	(63)
Dividends paid	(3,873)	(3,696)	(3,412)

Net cash used in financing activities	(4,860)	(6,799)	(3,431)

(Decrease) increase in cash	(726)	(2,951)	1,043
Cash balance:
Beginning	983	3,934	2,891

Ending	$257	$983	$3,934

HILLS BANCORPORATION

NOTES TOCONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Commitments and Contingencies

Concentrations of credit risk: The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank’s market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $24,489,000. The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic conditions in Johnson County and Linn County, Iowa.

Contingencies: In the normal course of business, the Company and Bank are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the accompanying consolidated financial statements.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2007 and 2006 is as follows:

	2007	2006
	(Amounts In Thousands)

Firm loan commitments and unused portion of lines of credit:
Home equity loans	$21,152	$18,796
Credit card participations	30,737	28,091
Commercial, real estate and home construction	94,769	83,699
Commercial lines	90,480	70,200
Outstanding letters of credit	10,961	10,107

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Commitments and Contingencies (Continued)

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2007 and 2006 no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases. The minimum future rental commitments as of December 31, 2007 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)

2008	209
2009	211
2010	213
2011	175
2012	158
Thereafter	210

$1,176

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year

2007
Interest income	$23,284	$24,008	$24,724	$24,912	$96,928
Interest expense	11,966	12,396	12,698	12,892	49,952

Net interest income	$11,318	$11,612	$12,026	$12,020	$46,976
Provision for loan losses	532	954	1,270	773	3,529
Other income	3,629	4,136	4,217	4,002	15,984
Other expense	8,612	8,921	9,070	9,547	36,150

Income before income taxes	$5,803	$5,873	$5,903	$5,702	23,281
Income taxes	1,798	1,806	1,814	1,720	7,138

Net income	$4,005	$4,067	$4,089	$3,982	$16,143

Basic earnings per share	$0.89	$0.90	$0.91	$0.89	$3.59
Diluted earnings per share	0.88	0.90	0.90	0.89	3.57

2006
Interest income	$20,229	$21,594	$22,620	$23,175	$87,618
Interest expense	9,164	10,177	11,143	11,878	42,362

Net interest income	$11,065	$11,417	$11,477	$11,297	$45,256
Provision for loan losses	655	1,054	433	869	3,011
Other income	3,455	3,772	3,756	3,628	14,611
Other expense	8,122	8,674	8,516	9,052	34,364

Income before income taxes	$5,743	$5,461	$6,284	$5,004	$22,492
Income taxes	1,794	1,671	1,991	1,477	6,933

Net income	$3,949	$3,790	$4,293	$3,527	$15,559

Basic earnings per share	$0.87	$0.83	$0.94	$0.78	$3.42
Diluted earnings per share	0.86	0.83	0.93	0.77	3.39

PART II

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting of the Company includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements. Important features of the Company’s system of internal control over financial reporting include the adoption and implementation of written policies and procedures, careful selection and training of financial management personnel, a continuing management commitment to the integrity of the system and through examinations by an internal audit function that coordinates its activities with the Company’s Independent Registered Public Accounting Firm.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007. Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2007.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 21, 2008 for the Annual Meeting of Stockholders on April 21, 2008. Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer. A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

James G. Pratt Treasurer Hills Bancorporation 131 Main Street Hills, Iowa 52235

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the item entitled “Executive Compensation and Benefits” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 21, 2008. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 21, 2008. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the item entitled “Loans to and Certain Other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders on April 21, 2008. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Registrant’s Proxy Statement dated March 21, 2008, under the heading “Independent Auditors – Audit and Other Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

			Form 10-K Reference

(a)	1.	Financial Statements

		Independent registered public accounting firm's report on the financial statements	54
		Consolidated balance sheets as of December 31, 2007 and 2006	55
		Consolidated statements of income for the years ended December 31, 2007, 2006, and 2005	56
		Consolidated statements of comprehensive income for the years ended December 31, 2007, 2006 and 2005	57
		Consolidated statements of stockholders' equity for the years ended December 31, 2007, 2006 and 2005	58
		Consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005	59
		Notes to financial statements	61

	2.	Financial Statements Schedules

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

		The Registrant filed no reports on Form 8-K for the three months ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date: March 11, 2008	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: March 11, 2008	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date: March 11, 2008	By: /s/ Willis M. Bywater

Willis M. Bywater, Director

Date: March 11, 2008	By: /s/ Michael S. Donovan

Michael S. Donovan, Director

Date: March 11, 2008	By: /s/ Thomas J. Gill

Thomas J. Gill, Director

Date: March 11, 2008	By: /s/ Michael E. Hodge

Michael E. Hodge, Director

Date: March 11, 2008	By: /s/ James A. Nowak

James A. Nowak, Director

Date: March 11, 2008	By: /s/ Richard W. Oberman

Richard W. Oberman, Director

Date: March 11, 2008	By: /s/ Theodore H. Pacha

Theodore H. Pacha, Director

Date: March 11, 2008	By: /s/ John W. Phelan

John W. Phelan, Director

Date: March 11, 2008	By: /s/ Ann M. Rhodes

Ann M. Rhodes, Director

Date: March 11, 2008	By: /s/ Ronald E. Stutsman

Ronald E. Stutsman, Director

Date: March 11, 2008	By: /s/ Sheldon E. Yoder

Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2007

Exhibit Number	Description	Page Number In The Sequential Numbering System For 2007 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share	92

21	Subsidiary of the Registrant	93

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP	94

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	95-96

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	97