Form 10-Q
period 2008-03-31
HILLS BANCORPORATION
filed 2008-05-08
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☒ Yes ☐ No

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Small Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At April 30, 2008

Common Stock, no par value	4,473,762

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

ASSETS	March 31, 2008 (Unaudited)	December 31, 2007

Cash and due from banks	$30,180	$32,383
Federal funds sold	3	—

Total cash and cash equivalents	$30,183	$32,383
Investment securities available for sale at fair value (amortized cost March 31, 2008 $196,835; December 31, 2007 $198,551)	201,756	199,599
Stock of Federal Home Loan Bank	13,732	14,169
Loans held for sale	9,750	6,792
Loans, net of allowance for loan losses (March 31, 2008 $19,790; December 31, 2007 $19,710)	1,369,480	1,352,599
Property and equipment, net	22,049	21,220
Tax credit real estate	8,749	8,803
Accrued interest receivable	11,793	11,391
Deferred income taxes, net	6,410	7,731
Goodwill	2,500	2,500
Other assets	3,621	3,911

	$1,680,023	$1,661,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$151,341	$154,219
Interest-bearing deposits	1,039,777	989,707

Total deposits	$1,191,118	$1,143,926
Short-term borrowings	63,591	87,076
Federal Home Loan Bank borrowings	255,347	265,348
Accrued interest payable	3,248	3,227
Other liabilities	10,942	8,626

	$1,524,246	$1,508,203

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$22,205	$22,205

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued March 31, 2008 4,584,948 shares; December 31, 2007 4,583,520 shares	$—	$—
Paid in capital	12,907	12,823
Retained earnings	144,825	144,122
Accumulated other comprehensive income	3,039	647
Treasury stock at cost (March 31, 2008 99,013 shares; December 31, 2007 93,413 shares)	(4,994)	(4,697)

	$155,777	$152,895
Less maximum cash obligation related to ESOP shares	22,205	22,205

	$133,572	$130,690

	$1,680,023	$1,661,098

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,

	2008	2007

Interest income:
Loans, including fees	$22,482	$21,374
Investment securities:
Taxable	1,250	1,039
Nontaxable	841	763
Federal funds sold	—	108

Total interest income	$24,573	$23,284

Interest expense:
Deposits	$8,304	$8,518
Short-term borrowings	548	505
FHLB borrowings	3,218	2,943

Total interest expense	$12,070	$11,966

Net interest income	$12,503	$11,318
Provision for loan losses	587	532

Net interest income after provision for loan losses	$11,916	$10,786

Other income:
Net gain on sale of loans	$324	$201
Trust fees	1,011	928
Service charges and fees	1,894	1,711
Rental revenue on tax credit real estate	278	116
Other noninterest income	803	673

	$4,310	$3,629

Other expenses:
Salaries and employee benefits	$5,006	$4,816
Occupancy	618	578
Furniture and equipment	914	832
Office supplies and postage	328	318
Advertising and business development	361	361
Outside services	1,269	1,156
Rental expenses on tax credit real estate	305	251
Other noninterest expense	452	300

	$9,253	$8,612

Income before income taxes	$6,973	$5,803
Income taxes	2,184	1,798

Net income	$4,789	$4,005

Earnings per share:
Basic	$1.07	$0.89
Diluted	1.06	0.88

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended March 31,

	2008	2007

Net income	$4,789	$4,005

Other comprehensive income:
Unrealized holding gains arising during the period, net of income taxes, 2008 $1,481; 2007 $127	2,392	205

Comprehensive income	$7,181	$4,210

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2006	$12,364	$131,852	$(1,265)	$(20,940)	$(3,372)	$118,639
Issuance of 1,482 shares of common stock	61	—	—	—	—	61
Share-based compensation	8	—	—	—	—	8
Income tax benefit related to share-based compensation	5	—	—	—	—	5
Change related to ESOP shares	—	—	—	(355)	—	(355)
Net income	—	4,005	—	—	—	4,005
Cash dividends ($.86 per share)	—	(3,873)	—	—	—	(3,873)
Purchase of 7,945 shares of common stock	—	—	—	—	(404)	(404)
Other comprehensive income	—	—	205	—	—	205

Balance, March 31, 2007	$12,438	$131,984	$(1,060)	$(21,295)	$(3,776)	$118,291

Balance, December 31, 2007	$12,823	$144,122	$647	$(22,205)	$(4,697)	$130,690
Issuance of 1,597 shares of common stock	85	—	—	—	—	85
Forfeiture of 169 shares of common stock	(6)	—	—	—	—	(6)
Share-based compensation	5	—	—	—	—	5
Net income	—	4,789	—	—	—	4,789
Cash dividends ($.91 per share)	—	(4,086)	—	—	—	(4,086)
Purchase of 5,600 shares of common stock	—	—	—	—	(297)	(297)
Other comprehensive income	—	—	2,392	—	—	2,392

Balance, March 31, 2008	$12,907	$144,825	$3,039	$(22,205)	$(4,994)	$133,572

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Three Months Ended March 31,

	2008	2007

Cash Flows from Operating Activities
Net income	$4,789	$4,005
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	563	573
Provision for loan losses	587	532
Share-based compensation	5	8
Forfeiture of common stock	(6)	—
Compensation expensed through issuance of common stock	85	48
Excess tax benefits related to share-based compensation	—	(5)
Provision for deferred income taxes	(160)	(257)
Increase in accrued interest receivable	(402)	(776)
Amortization of discount on investment securities, net	83	100
Decrease in other assets	290	193
Increase in accrued interest payable and other liabilities	2,337	2,340
Loans originated for sale	(42,348)	(22,399)
Proceeds on sales of loans	39,714	24,617
Net gain on sales of loans	(324)	(201)

Net cash and cash equivalents provided by operating activities	$5,213	$8,778

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$12,892	$7,168
Purchases of investment securities available for sale	(10,822)	(10,283)
Loans made to customers, net of collections	(17,468)	(8,225)
Purchases of property and equipment	(1,392)	(345)
Investment in tax credit real estate, net	54	96

Net cash used in investing activities	$(16,736)	$(11,589)

Cash Flows from Financing Activities
Net increase in deposits	$47,192	$55,497
Net decrease in short-term borrowings	(23,485)	(14,634)
Stock options exercised	—	13
Excess tax benefits related to share-based compensation	—	5
Payments on FHLB borrowings	(10,001)	—
Borrowings from FRB	2,000	—
Payments on FRB borrowings	(2,000)	—
Purchase of treasury stock	(297)	(404)
Dividends paid	(4,086)	(3,873)

Net cash provided by financing activities	$9,323	$36,604

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Amounts In Thousands)

	Three Months Ended March 31,

	2008	2007

(Decrease) increase in cash and cash equivalents	$(2,200)	$33,793

Cash and cash equivalents:
Beginning of year	32,383	23,397

End of period	$30,183	$57,190

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$8,283	$8,436
Interest paid on other obligations	3,766	3,448
Income taxes	456	19

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$—	$355

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

Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2007 filed with the Securities Exchange Commission on March 13, 2008.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended March 31,

	2008	2007

Common shares outstanding at the beginning of the period	4,490,107	4,503,738
Weighted average number of net shares redeemed	(2,806)	(3,310)

Weighted average shares outstanding (basic)	4,487,301	4,500,428
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	19,778	26,171

Weighted average number of shares (diluted)	4,507,079	4,526,599

Net income (In Thousands)	$4,789	$4,005

Earnings per share:
Basic	$1.07	$0.89

Diluted	$1.06	$0.88

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3. Recent Accounting Pronouncements

As of January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements in its entirety. The Statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements that prescribe fair value as the relevant measure of value, except FAS 123R and related interpretation and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. See Note 4.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement was effective for financial statements issued for the year beginning after November 15, 2007. As the fair value option was not elected for any financial assets or liabilities, the adoption of this Statement did not have a significant effect on the Company’s consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB 109”). SAB 109 provides interpretive guidance on the accounting for written loan commitments recorded at fair value through earnings under generally accepted accounting principles. SAB 109 revises and rescinds portions of Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. The SEC staff belief is that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of derivative and other written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for financial statements issued for the year beginning after December 15, 2007. The adoption of SAB 109 did not have a significant effect on the Company’s consolidated financial statements.

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

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3. Recent Accounting Pronouncements (continued)

In January 2008, the SEC issued Staff Accounting Bulletin No. 110, Certain Assumptions Used in Valuation Methods (“SAB 110”) which amends Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 110 allows for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of expected term of so-called “plain vanilla” stock options accounted for under FAS 123R. SAB 110 amends SAB 107 to permit the use of the “simplified” method beyond December 31, 2007. The adoption of SAB 110 did not have a significant effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). The standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. FAS 161 is effective for financial statements issued after November 15, 2008. The adoption of FAS 161 will not have a significant effect on the Company’s consolidated financial statements.

Note 4.	Fair Value Measurements

The Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”), in its entirety on January 1, 2008. FAS 157 provides a single definition for fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in FAS 157. There are three levels of inputs that may be used to measure fair value as follows:

Level 1

Valuations for assets and liabilities traded in active markets for identical assets or liabilities. Level 1 includes securities purchased from the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2

Valuations for assets and liabilities traded in less active dealer or broker markets. Level 2 includes securities issued by state and political subdivisions. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3

Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. The Company does not have any Level 3 assets or liabilities.

It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for assets or liabilities not recorded at fair value.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Fair Value Measurements (continued)

ASSETS

Investment securities available for sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If a quoted price is not available, the fair value is obtained from benchmarking the security against similar securities. Level 1 securities include securities from the FHLB, FHLMC and FNMA. Level 2 securities include securities issued by state or political subdivisions.

Loans held for sale: Loans held for sale are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the short time between origination of the loan and its sale on the secondary market.

Loans: The Company does not record loans at fair value on a recurring basis. The Company does record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or appraised value of the collateral or (2) the full charge-off of the loan carrying value.

Foreclosed assets: Foreclosed assets consist mainly of other real estate owned but may include other types of assets repossessed by the Company. Foreclosed assets are adjusted to the lower of carrying value or fair value upon transfer of the loans to foreclosed assets. Fair value is generally based upon independent market prices or appraised values of the collateral. Foreclosed assets are classified as Level 2.

Non-marketable equity investments: Non-marketable equity investments are recorded under the cost or equity method of accounting. There are generally restrictions on the sale and/or liquidation of these investments, including stock of the Federal Home Loan Bank. The carrying value of stock of the Federal Home Loan Bank approximates fair value.

LIABILITIES

Deposit liabilities: Deposit liabilities are carried at historical cost. The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. If the fair value of the fixed maturity certificates of deposit is calculated at less than the carrying amount, the carrying value of these deposits is reported as the fair value.

Short-term borrowings: Short-term borrowings are carried at historical cost and include federal funds purchased and securities sold under agreements to repurchase. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the liability and its expected realization.

Long-term borrowings: Long-term borrowings are recorded at historical cost. The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Valuation methodologies have not changed during the quarter ended March 31, 2008.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2008

	Level 1	Level 2	Level 3	Total

	(Amounts in Thousands)

Investment securities available for sale	$105,055	$96,701	$—	$201,756

Total	$105,055	$96,701	$—	$201,756

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008 that were still held on the balance sheet at March 31, 2008, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at quarter end.

	March 31, 2008				Quarter Ended March 31, 2008

	Level 1	Level 2	Level 3	Total	Total Losses

	(Amounts in Thousands)

Loans (1)	$—	$3,053	$—	$3,053	$192
Foreclosed assets (2)	—	15	—	15	—

Total	$—	$3,068	$—	$3,068	$192

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5. Employee Benefit Plans

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

Information concerning the issuance of stock options is presented in the following table:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at January 1, 2008	48,365	$31.02	5.05	$1,500

Outstanding at March 31, 2008	48,365	31.02	4.80	1,500

Options exercisable at March 31, 2008	40,785	28.47	4.24	1,161

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

At March 31, 2008, 109,522 shares were available for issuance under the plan.

As of March 31, 2008, there was $21,000 in unrecognized compensation cost for stock options granted under the Plan compared to $29,000 as of March 31, 2007. This unrecognized cost is expected to be recognized over a weighted-average period of 2.77 years.

Note 6.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization will expire on December 31, 2009. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The Company has purchased 99,013 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2008. Of these 99,013 shares, 5,600 shares were purchased during the quarter ended March 31, 2008, at an average price per share of $53.00.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7.	Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007

	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$36,856	$36,360
Credit card participations	33,406	30,737
Commercial, real estate and home construction	94,878	99,580
Commercial lines and real estate purchase loans	146,552	123,007
Outstanding letters of credit	8,429	10,961

Commitments for commercial and real estate loans increased $23.5 million since December 31, 2007. Real estate loan commitments were $19.5 million as of December 31, 2007 and $27.5 million as of December 31, 2007, an increase of $8.0 million. The increase in real estate commitments is due in part to the decline in interest rates and the level of refinancing activity. Available commitments for commercial and agricultural lines of credit increased $14.6 million to $101.8 million as of March 31, 2008. The increase in commercial and agricultural lines is due to the increase in input costs for agricultural production leading to higher operating costs and funding needs for agricultural borrowers.

Note 8.	Income Taxes

Federal income tax expense for the three months ended March 31, 2008 and 2007 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The evaluation was performed for those tax years which remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes. The tax years ended December 31, 2007, 2006 and 2005, remain subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2007, 2006 and 2005, remain open for examination. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. There were no material unrecognized tax benefits on December 31, 2007 and March 31, 2008. No interest or penalties on these unrecognized tax benefits has been recorded. As of March 31, 2008, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve-month period ending March 31, 2009.

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although management believes the levels of the allowance as of March 31, 2008 and December 31, 2007 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Overview

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa. At March 31, 2008, the Bank has thirteen full service locations.

Net income for the period ended March 31, 2008 was $4.79 million compared to $4.01 million for the first quarter of 2007, an increase of 19.45%. The growth in net income is due to the increases in net interest income of $1,185,000 and other income of $681,000. The provision for loan losses increased $55,000 from 2007 to 2008. Expenses increased $641,000 for the first quarter of 2008 compared to the same period in 2007. Return on average equity was 14.32% for the three months ended March 31, 2008, compared to 13.52% for the same period in 2007. Return on average assets was 1.16% in 2008 compared to 1.02% in 2007. Return on average assets and return on average equity are calculated based on annualized first quarter results. Dividends of $.91 per share were paid in January 2008 to 1,572 shareholders. The 2008 dividend was a 5.81% increase over the prior year’s dividend of $.86 per share.

The Bank’s net interest income is the largest component of revenue and it is a function of the average earnings assets and the net interest margin percentage. For the period ended March 31, 2008, the Bank achieved a net interest margin on a tax-equivalent basis of 3.34% compared to 3.22% in 2007. Average earning assets were $1.572 billion in 2008 and $1.482 billion in 2007.

Highlights noted on the balance sheet as of March 31, 2008 for the Company included the following:

•	Total assets are over $1.6 billion, at $1.680 billion.

•	Net loans are $1.379 billion.

•	Loan growth of $19.84 million since December 31, 2007.

•	Deposit growth of $47.19 million since December 31, 2007.

•	Short-term borrowings decreased $23.49 million since December 31, 2007.

A detailed discussion of the financial position and results of operations follows this overview.

Financial Position

The asset growth of $18.9 million included a net loan increase of $19.8 million. The Federal Open Market Committee decreased the federal funds target rate three times in the first quarter of 2008 to 2.25%. The downward movement started on September 18, 2007 when the rate decreased from 5.25% to 4.75%. The September 18, 2007 decrease was the first change in the target rate since June 29, 2006 and the first decrease since June 25, 2003. The target rate was 4.25% as of December 31, 2007. Prior to these decreases, the target rate increased in June 24, 2004 when the rate was increased from 1.00% to 1.25% and increased 17 times to 5.25% over the two-year period to June 2006. Interest rates on loans are generally affected by these decreases since interest rates for the U.S. Treasury market normally decrease when the Federal Reserve Board lowers the federal funds rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. As of March 31, 2008, the average rate indexes for the one, three and five year indexes were 1.55%, 1.79% and 2.46%, respectively. The one year index decreased 68.37% from 4.90% at March 31, 2007, the three year index decreased 60.57% and the five year index decreased 45.81%. Both the three and five year indexes were 4.54% at March 31, 2007. During this same period, the average federal funds rate decreased from 5.30% in 2007 to 2.51% in 2008.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The tables below set forth the composition of the loan portfolio as of March 31, 2008 and December 31, 2007 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	March 31, 2008		December 31, 2007

	Amount	Percent	Amount	Percent

	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$62,191	4.48%	$60,004	4.37%
Commercial and financial	144,332	10.39	132,070	9.62
Real estate:
Construction	129,928	9.35	123,144	8.97
Mortgage	1,019,052	73.35	1,020,802	74.40
Loans to individuals	33,767	2.43	36,289	2.64

	$1,389,270	100.00%	$1,372,309	100.00%

Less allowance for loan losses	19,790		19,710

	$1,369,480		$1,352,599

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

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended March 31,

	2008	2007

	(Amounts In Thousands)

Balance, beginning	$19,710	$17,850
Provision charged to expenses	587	532
Recoveries	170	463
Loans charged off	(677)	(435)

Balance, ending	$19,790	$18,410

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at March 31, 2008 and December 31, 2007, was as follows:

	March 31, 2008	December 31, 2007

	(Amounts in thousands)

Non-accrual loans	$4,424	$4,948
Accruing loans past due ninety days or more	8,122	6,019
Restructured loans	—	—
Non-performing loans (includes non-accrual loans)	32,832	39,583
Loans held for investment	1,389,270	1,372,309
Ratio of allowance for loan losses to loans held for investment	1.42%	1.44%
Ratio of allowance for loan losses to non-performing loans	60.28	49.79

Non-performing loans decreased by $6.8 million from December 31, 2007 to March 31, 2008. Non-performing loans include any loan that has been placed on non-accrual status. Non-performing loans also include loans that based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. Non-performing loans were 2.36% of loans as of March 31, 2008 and 2.88% as of December 31, 2007. The decrease in non-performing loans is due in part to the payoff of one loan with a balance of approximately $2.2 million at December 31, 2007. The majority of these loans is secured by real estate and is believed to be adequately collateralized. The remaining improvement in non-performing loans is a result of an improvement in credit quality of multiple loans combined with payments received on loans still considered non-performing. Loans 90 days past due that are still accruing interest increased $2.1 million in the first quarter of 2008. This increase is due mainly to six loans to six different borrowers. These six loans are not concentrated in one industry. The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions become unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, chargeoffs and delinquencies could continue to rise and require increases in the provision for loan losses.

The estimated fair value of the investment securities available for sale held by the Company increased by $2.2 million from December 31, 2007 to March 31, 2008. The market value of securities available for sale was $4.9 million more than the amortized cost of such securities as of March 31, 2008. This is an increase of $3.9 million in market value since December 31, 2007. The fair value increase is offset by maturities of investment securities in excess of purchases of approximately $1.6 million and amortization of the discount on the securities of $0.1 million during the three-month period ended March 31, 2008. The carrying values of investment securities at March 31, 2008 and December 31, 2007 are summarized in the following table (dollars in thousands):

	March 31, 2008		December 31, 2007

	Amount	Percent	Amount	Percent

Securities available for sale

Other securities (FHLB, FHLMC and FNMA)	$105,055	52.07%	$104,965	52.59%

State and political subdivisions	96,701	47.93	94,634	47.41

Total securities available for sale	$201,756	100.00%	$199,599	100.00%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Deposit growth was $47.2 million in the first quarter of 2008 and included a $31.5 million increase in public funds that are temporary deposits. This large increase due to public funds is consistent with the first quarter of 2007 when they increased $39.9 million. As a result of the deposit growth, federal funds purchased included in short-term borrowings at December 31, 2007 were reduced $17.2 million to $22.5 million. In addition, borrowings from the Federal Home Loan Bank decreased by $10.0 million in the first quarter of 2008. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Dividends and Equity

In January 2008, Hills Bancorporation paid a dividend of $4,086,000 or $.91 per share, a 5.81% increase from the $.86 per share paid in January 2007. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2008 totaled $133.6 million. Under risk-based capital rules, the total amount of risk-based capital as of March 31, 2008, was 12.93% of risk-adjusted assets, and is substantially in excess of the required minimum of 8.00%. Risk-based capital was 13.08% and 13.37% as of March 31, 2007 and December 31, 2007, respectively. As of March 31, 2008, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

Net Income Overview

Net income increased $784,000 or 19.58% for the quarter ended March 31, 2008 compared to the first quarter of 2007. Total net income was $4,789,000 in the 2008 quarter and $4,005,000 in the comparable 2007 quarter. The changes from the first quarter in 2007 were the result of the following:

•	Net interest income increased $1,185,000.

•	The provision for loan losses increased by $55,000.

•	Other income increased by $681,000.

•	Other expenses increased $641,000.

•	Income taxes increased $386,000.

For the three-month periods ended March 31, 2008 and 2007, basic earnings per share were $1.07 and $.89, respectively. Diluted earnings per share were $1.06 for the three months ended March 31, 2008 compared to $.88 for the same period in 2007.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is the interaction between changes in net interest margin and changes in average earning assets. Net interest income of $12.5 million for the first three months of 2008 was derived from the Company’s $1.572 billion of average earning assets and its net interest margin of 3.34%. Average earning assets in 2007 were $1.482 billion and the net interest margin was 3.22%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.24% would have resulted approximately in a $391,000 decrease in income before income taxes for the three-month period ended March 31, 2008. Similarly, an increase in the net interest margin of 10 basis points to 3.44% would have resulted approximately in a $391,000 increase in interest income before taxes. Net interest income for the Company increased due to the increase in average earning assets over the similar three-month period in 2007 and the increase in the net interest margin of 12 points.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.399 billion at March 31, 2008. The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans) and loans past due 90 days or more. The provision for loan losses was $587,000 in 2008 compared to $532,000 in 2007.

The amount of mortgage loans sold on the secondary market is the third factor that can cause fluctuations in net income. In the three months ended March 31, 2008 and 2007, the net gain on sale of loans was $324,000 and $201,000, respectively. The sale of loans is influenced by the real estate market and interest rates.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first three months of 2008 was 3.34% compared to 3.22% in 2007 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between years and the effect on the net interest income on a tax equivalent basis for the three months ended in 2008 compared to 2007 are shown in the following table:

	Change in Average Balance	Change in Average Rate
			Increase (Decrease) in Net Interest Income

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$80,613	(0.12)%	$1,582	$(470)	$1,112
Taxable securitities	8,970	0.43	86	125	211
Nontaxable securities	8,760	0.01	119	1	120
Federal funds sold	(8,573)	0.24	(108)	—	(108)

	$89,770		$1,679	$(344)	$1,335

Interest expense:
Interest-bearing demand deposits	$23,902	(0.11)	$(70)	$42	$(28)
Savings deposits	(4,064)	(0.52)	133	180	313
Time deposits	3,695	(0.01)	(98)	27	(71)
Short-term borrowings	23,651	(1.12)	(313)	270	(43)
FHLB borrowings	23,753	(0.09)	(297)	22	(275)

	$70,937		$(645)	$541	$(104)

Change in net interest income			$1,034	$197	$1,231

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2008	2007

Yield on average interest-earning assets	6.41%	6.49%
Rate on average interest-bearing liabilities	3.60	3.80

Net interest spread	2.81%	2.69%
Effect of noninterest-bearing funds	0.53	0.53

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.34%	3.22%

Provision for Loan Losses

The provision for loan losses was $587,000 in 2008 compared to $532,000 in 2007, an increase of $55,000. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the impact on the borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks (primarily agricultural and spec real estate construction loans).

In the first quarter of 2008, problem and watch loans increased approximately $1.0 million while there was an increase of approximately $650,000 in the first quarter of 2007. In contrast, substandard loans decreased approximately $2.0 million in 2008 while they increased $16.2 million in 2007. The changes in substandard loans increased the provision by $490,000 in 2007 while the provision decreased in 2008 by $309,000. In addition, the provision was larger in 2008 due to loan growth of $19.8 million in the first quarter of 2008 compared to $5.7 million in the first quarter of 2007.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the quarters ended March 31, 2008 and 2007, recoveries were $170,000 and $463,000, respectively; and charge-offs were $677,000 in 2008 and $435,000 in 2007. The allowance for loan losses totaled $19,790,000 at March 31, 2008 compared to $19,710,000 at December 31, 2007. The allowance represented 1.42% and 1.44% of loans held for investment at March 31, 2008 and December 31, 2007, respectively. The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in net loans outstanding. The methodology used in 2008 is consistent with 2007.

Net Gain on Sale of Loans

Net gain on sale of loans for the three months ended March 31, 2008 was $324,000 compared to $201,000 for the comparable period ended March 31, 2007. Loans sold in the first three months of 2008 totaled $42.3 million compared to $22.4 million in the same period in 2007, an increase of 88%.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Other Income

Other income, other than the net gain on sale of loans discussed above, increased by $558,000 for the three months ended March 31, 2008. Trust fees increased $83,000 as a result of assets under management increasing from $862.4 million as of March 31, 2007 to $904.8 million as of March 31, 2008. Service charges and fees were up $183,000 in 2008 of which $32,000 was the result of fee income strategies. Debit card and point of sale (POS) pin interchange fees increased during the same period by $113,000 due to volume of activity. Rental revenue on tax credit real estate increased $162,000 for the three-month period ended March 31, 2008. This increase was due to adjustments to income of $50,000 recorded upon receipt of the 2007 audited financial statements for the tax credit properties. In 2007, the audit adjustments decreased rental revenue on tax credit real estate by $96,000. In addition, the Company acquired a fourth tax credit real estate property in December 2007 and the 2008 results reflect amounts related to the new property.

Other noninterest income was $803,000 for the quarter ended March 31, 2008, a $130,000 increase over the first quarter of 2007. Included in other noninterest income are amounts related to Visa, Inc. (“Visa”). In the first quarter of 2008, Visa completed its initial public offering (“IPO”). After the redemption, the Company has 4,210 shares of Visa Class B Common Stock which is valued at its carryover basis of $0 on the Company’s balance sheet. The sale of the stock is restricted for the longer of 3 years or the end of the litigation noted below. The Company received $114,000 in proceeds from the redemption of shares as a part of the IPO. In addition, during the fourth quarter of 2007, the Company recorded a $50,000 reserve related to the Bank’s contingent liability, as a member of Visa, for the Bank’s portion of settlement payments arising from Visa’s litigation with American Express Company and Discover Financial Services. In conjunction with the IPO, Visa created a litigation escrow which is to be used to pay the litigation settlement payments. As a result, the Company recorded a receivable equal to the $50,000 reserve during the first quarter of 2008. This receivable is recorded as a contra-liability to the reserve. Both the liability and receivable are reflected in other liabilities on the Company’s consolidated financial statements. The economic benefit of the receivable is recorded in other noninterest income.

Other Expenses

Other expenses increased $641,000 in 2008 to $9,253,000 from the same period in 2007. This increase of 7.44% included $190,000 in salaries and benefits. Direct salary expense was up $175,000, or 4.95%, due to annual salary adjustments. Occupancy expenses increased $40,000 in 2008 due to an increase of $46,000 related to building maintenance and upkeep related to increased snow removal costs in the first quarter of 2008. For the first quarter of 2008, furniture and equipment expense was $914,000 compared to $832,000 for the first quarter of 2007. The increase of $82,000 includes $61,000 for equipment and software maintenance contracts. This expense was $342,000 in 2008 and $281,000 one year ago. The change in the maintenance contract expense is due to increased costs of recurring maintenance contracts with the Company’s core processing system and other existing systems.

Outside services expense increased $113,000 for the quarter ended March 31, 2008 compared to March 31, 2007. Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Credit card, debit card and merchant card processing expenses increased $52,000 due to the volume of transactions in 2008 compared to 2007. In addition, in the first quarter of 2008, the gain or loss on repossessed real estate properties decreased $42,000 from the same period in 2007. During 2007, two properties were sold at a gain of approximately $41,000. The three properties sold in 2008 were at a loss of $18,000.

Rental expenses on tax credit real estate were $305,000 in 2008, an increase of $54,000 from the first quarter of 2007. This increase is due mainly to the addition of the fourth property noted under other income. Other noninterest expense increased $152,000 to $452,000 for the quarter ended March 31, 2008. The difference is due to the increase in the FDIC assessment of $144,000 in 2008.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Income Taxes

Federal and state income tax expenses were $2,184,000 and $1,798,000 for the three months ended March 31, 2008 and 2007, respectively. Income taxes as a percentage of income before taxes were 31.32% in 2008 and 30.98% in 2007. The amount of tax credits was $140,000 for the first quarter of 2007 compared to $177,000 in 2008.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 12.01% of the Company’s total assets at March 31, 2008, compared to 12.02% at December 31, 2007.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of March 31, 2008, the Company had borrowed $255.3 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. In February 2008, a $10 million advance matured and was repaid. There have been no borrowings from the FHLB in 2008. Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $179.9 million at March 31, 2008.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $114.3 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2008.

As of March 31, 2008, investment securities with a carrying value of $63,591,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law. As of December 31, 2007, investment securities with a carrying value of $87,076,000 were pledged.

Contractual Obligations

As of March 31, 2008, there had been no material changes in the Company’s contractual obligations from those disclosed in it Annual Report in Form 10-K for the year ended December 31, 2007.

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

The Company’s primary market risk exposure is to changes in interest rates. The Company’s asset/liability management, or its management of interest rate risk, is focused primarily on evaluating and managing net interest income given various risk criteria. Factors beyond the Company’s control, such as market interest rates and competition, may also have an impact on the Company’s interest income and interest expense. In the absence of other factors, the Company’s overall yield on interest-earning assets will increase, as will its cost of funds on its interest-bearing liabilities, when market interest rates increase over an extended period. Conversely, the Company’s yields and cost of funds will decrease when market rates decline. The Company is able to manage these swings to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to affect materially, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	2,700	$53.00	96,113	653,887

February 1 to February 29	2,360	53.00	98,473	651,527

March 1 to March 31	540	53.00	99,013	650,987

Total	5,600	$53.00	99,013	650,987

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

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

Item 5.	Other Information

None

Item 6.	Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: May 7, 2008	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: May 7, 2008	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2008

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2008 Form 10-Q

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	31 of 33

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	32 of 33

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	33 of 33