Form 10-Q
period 2008-06-30
HILLS BANCORPORATION
filed 2008-08-11
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Small Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At July 31, 2008

Common Stock, no par value	4,467,742

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

ASSETS	June 30, 2008 (Unaudited)	December 31, 2007

Cash and due from banks	$27,768	$32,383
Federal funds sold	1	—

Total cash and cash equivalents	$27,769	$32,383
Investment securities available for sale at fair value (amortized cost June 30, 2008 $201,532; December 31, 2007 $198,551)	202,484	199,599
Stock of Federal Home Loan Bank	14,247	14,169
Loans held for sale	5,239	6,792
Loans, net of allowance for loan losses (June 30, 2008 $24,550; December 31, 2007 $19,710)	1,400,501	1,352,599
Property and equipment, net	21,495	21,220
Tax credit real estate	8,661	8,803
Accrued interest receivable	11,337	11,391
Deferred income taxes, net	9,868	7,731
Goodwill	2,500	2,500
Other assets	2,843	3,911

	$1,706,944	$1,661,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$162,071	$154,219
Interest-bearing deposits	1,006,304	989,707

Total deposits	$1,168,375	$1,143,926
Short-term borrowings	105,564	87,076
Federal Home Loan Bank borrowings	265,348	265,348
Accrued interest payable	2,885	3,227
Other liabilities	10,516	8,626

	$1,552,688	$1,508,203

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$22,425	$22,205

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued June 30, 2008 4,585,941 shares; December 31, 2007 4,583,520 shares	$—	$—
Paid in capital	12,963	12,823
Retained earnings	146,675	144,122
Accumulated other comprehensive income	588	647
Treasury stock at cost (June 30, 2008 117,399 shares; December 31, 2007 93,413 shares)	(5,970)	(4,697)

	$154,256	$152,895
Less maximum cash obligation related to ESOP shares	22,425	22,205

	$131,831	$130,690

	$1,706,944	$1,661,098

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Interest income:
Loans, including fees	$22,010	$21,888	$44,492	$43,262
Investment securities:
Taxable	1,236	1,202	2,486	2,241
Nontaxable	832	776	1,673	1,539
Federal funds sold	14	142	14	250

Total interest income	$24,092	$24,008	$48,665	$47,292

Interest expense:
Deposits	$7,340	$8,925	$15,644	$17,443
Short-term borrowings	374	484	922	989
FHLB borrowings	3,151	2,987	6,369	5,930

Total interest expense	$10,865	$12,396	$22,935	$24,362

Net interest income	$13,227	$11,612	$25,730	$22,930
Provision for loan losses	5,172	954	5,759	1,486

Net interest income after provision for loan losses	$8,055	$10,658	$19,971	$21,444

Other income:
Net gain on sale of loans	$386	$326	$710	$527
Trust fees	1,006	960	2,017	1,888
Service charges and fees	1,973	2,020	3,867	3,731
Rental revenue on tax credit real estate	228	190	506	306
Other noninterest income	655	640	1,458	1,313

	$4,248	$4,136	$8,558	$7,765

Other expenses:
Salaries and employee benefits	$5,091	$4,832	$10,097	$9,648
Occupancy	588	585	1,206	1,163
Furniture and equipment	894	891	1,808	1,723
Office supplies and postage	336	321	664	639
Advertising and business development	403	454	764	815
Outside services	1,353	1,272	2,622	2,428
Rental expenses on tax credit real estate	288	240	593	491
Other noninterest expense	1,139	326	1,591	626

	$10,092	$8,921	$19,345	$17,533

Income before income taxes	$2,211	$5,873	$9,184	$11,676
Income taxes	361	1,806	2,545	3,604

Net income	$1,850	$4,067	$6,639	$8,072

Earnings per share:
Basic	$0.41	$0.90	$1.48	$1.79
Diluted	0.41	0.90	1.47	1.78

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net income	$1,850	$4,067	$6,639	$8,072

Other comprehensive loss:
Unrealized holding losses arising during the period,	$(3,969)	$(1,491)	$(96)	$(1,159)
Income tax effect of unrealized losses	1,518	570	37	443

Other comprehensive loss:	$(2,451)	$(921)	$(59)	$(716)

Comprehensive income (loss)	$(601)	$3,146	$6,580	$7,356

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2006	$12,364	$131,852	$(1,265)	$(20,940)	$(3,372)	$118,639
Issuance of 8,487 shares of common stock	188	—	—	—	—	188
Forfeiture of 476 shares of common stock	(20)	—	—	—	—	(20)
Share-based compensation	18	—	—	—	—	18
Income tax benefit related to share-based compensation	93	—	—	—	—	93
Change related to ESOP shares	—	—	—	(826)	—	(826)
Net income	—	8,072	—	—	—	8,072
Cash dividends ($.86 per share)	—	(3,873)	—	—	—	(3,873)
Purchase of 14,628 shares of common stock	—	—	—	—	(751)	(751)
Other comprehensive loss	—	—	(716)	—	—	(716)

Balance, June 30, 2007	$12,643	$136,051	$(1,981)	$(21,766)	$(4,123)	$120,824

Balance, December 31, 2007	$12,823	$144,122	$647	$(22,205)	$(4,697)	$130,690
Issuance of 3,166 shares of common stock	157	—	—	—	—	157
Forfeiture of 745 shares of common stock	(32)	—	—	—	—	(32)
Share-based compensation	11	—	—	—	—	11
Income tax benefit related to share-based compensation	4	—	—	—	—	4
Change related to ESOP shares	—	—	—	(220)	—	(220)
Net income	—	6,639	—	—	—	6,639
Cash dividends ($.91 per share)	—	(4,086)	—	—	—	(4,086)
Purchase of 23,986 shares of common stock	—	—	—	—	(1,273)	(1,273)
Other comprehensive loss	—	—	(59)	—	—	(59)

Balance, June 30, 2008	$12,963	$146,675	$588	$(22,425)	$(5,970)	$131,831

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Six Months Ended June 30,

	2008	2007

Cash Flows from Operating Activities
Net income	$6,639	$8,072
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,127	1,146
Provision for loan losses	5,759	1,486
Share-based compensation	11	18
Forfeiture of common stock	(32)	(20)
Compensation expensed through issuance of common stock	147	92
Excess tax benefits from share-based compensation	(4)	(93)
Provision for deferred income taxes	(2,100)	(434)
Loss on disposal of property and equipment	355	—
Decrease (increase) in accrued interest receivable	54	(1,249)
Amortization of discount on investment securities, net	182	176
Decrease (increase) in other assets	1,072	(249)
Increase in accrued interest and other liabilities	1,548	1,374
Loans originated for sale	(80,300)	(61,286)
Proceeds on sales of loans	82,563	60,233
Net gain on sales of loans	(710)	(527)

Net cash and cash equivalents provided by operating activities	$16,311	$8,739

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	$24,738	$18,462
Held to maturity	—	45
Purchases of investment securities available for sale	(27,979)	(29,120)
Loans made to customers, net of collections	(53,661)	(15,264)
Purchases of property and equipment	(1,757)	(686)
Investment in tax credit real estate, net	142	171

Net cash used in investing activities	$(58,517)	$(26,392)

Cash Flows from Financing Activities
Net increase in deposits	$24,449	$21,351
Net increase (decrease) in short-term borrowings	18,488	(6,048)
Stock options exercised	10	96
Excess tax benefits related to share-based compensation	4	93
Borrowings from FHLB	20,000	30,000
Payments on FHLB borrowings	(20,000)	(20,000)
Borrowings from FRB	1,650	8,000
Payments on FRB borrowings	(1,650)	—
Purchase of treasury stock	(1,273)	(751)
Dividends paid	(4,086)	(3,873)

Net cash provided by financing activities	$37,592	$28,868

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Amounts In Thousands)

	Six Months Ended June 30,

	2008	2007

(Decrease) increase in cash and cash equivalents	$(4,614)	$11,215

Cash and cash equivalents:
Beginning of year	32,383	23,397

End of period	$27,769	$34,612

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$15,986	$17,410
Interest paid on other obligations	7,290	6,919
Income taxes paid	4,973	3,980

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$220	$826

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. These financial statements include all adjustments (consisting of normal recurring accruals) which in the opinion of management are considered necessary for the fair presentation of the financial position and results of operations for the periods shown. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company considers that it operates as one business segment, a commercial bank.

Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 13, 2008.

The allowance for loan losses is an estimate, and as such, events may occur in the future which affect its accuracy. Actual default and loss rates may differ materially from levels assumed by the Company. Given the short period of time that has elapsed since the floods (as discussed in Note 4), it is difficult to make a determination regarding individual credit relationships at this stage. The Company anticipates that additional information will be gathered in the coming quarters which may require an adjustment to the allowance for loan losses for flood-related issues. Management will continue to closely monitor its portfolio.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Common shares outstanding at the beginning of the period	4,485,935	4,497,275	4,490,107	4,503,738
Weighted average number of net shares issued (redeemed)	(11,887)	1,994	(9,433)	270

Weighted average shares outstanding (basic)	4,474,048	4,499,269	4,480,674	4,504,008
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	20,024	26,945	19,987	27,130

Weighted average number of shares (diluted)	4,494,072	4,526,214	4,500,661	4,531,138

Net income (In Thousands)	$1,850	$4,067	$6,639	$8,072

Earnings per share:
Basic	$0.41	$0.90	$1.48	$1.79

Diluted	$0.41	$0.90	$1.47	$1.78

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncements

As of January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements in its entirety. The Statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements that prescribe fair value as the relevant measure of value, except FAS 123R and related interpretation and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. See Note 5.

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

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States of America. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FAS 162 will not have a significant effect on the Company’s consolidated financial statements.

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. EITF No. 07-5 is effective for financial statements issued after December 15, 2008. The adoption of EITF No. 07-5 will not have a significant effect on the Company’s consolidated financial statements.

In June 2008, the EITF issued EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF No. 08-3”). EITF No. 08-3 states that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. EITF No. 08-3 is effective for financial statements issued after December 15, 2008. The adoption of EITF No. 08-3 will not have a significant effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, and therefore should be included in computing earnings per share using the two-class method. FSP EITF 03-6-1 is effective for financial statements issued after December 15, 2008. The adoption of FSP EITF 03-6-1 will not have a significant effect on the Company’s consolidated financial statements.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	2008 Floods

In June 2008, severe flooding occurred throughout southeastern Iowa. Two of the Company’s thirteen offices were damaged by the floods. The damaged offices are the Cedar Rapids downtown office located at 240 3rd Avenue SE and the Iowa City office located at 1401 South Gilbert Street. Both damaged offices are temporarily closed. The Company’s operations center located in Hills, Iowa was not affected. Access to customer accounts was unaffected by the floods. The Company’s employees were relocated to other offices. No employees were laid off by the Company.

Financial Impact

The impact of the floods has decreased the Company’s earnings for 2008. Net income for the six months ended June 30, 2008 included $2,751,000 of flood-related expenses, net of tax. The primary effect was from potential loan losses related to the floods. Based on an evaluation of the allowance for loan losses, the Company recorded an additional provision for loan losses of $3,790,000 in the second quarter of 2008. Other expenses increased $665,000. A tax benefit of $1,704,000 was recorded as a result of the $4,455,000 in additional expenses. Both basic and diluted earnings per share were reduced $0.61 because of the flood-related expenses. The Company does not have insurance to cover the flood-related expenses.

Provision for Loan Losses

Due to the wide-spread damage caused by the floods, the Company performed a review of its loan portfolio for impacted customers. Management of the Company analyzed the affected properties and businesses, flood insurance coverage, impact on sources of repayment and underlying collateral, and customer repayment capability.

The portfolio was considered in two categories by loan type. The first category included all 1-to-4 family, owner occupied mortgage loans. The second category included construction, 1-to-4 family non-owner occupied, multi-family real estate, commercial real estate and commercial operating loans. The Company evaluated the 1-to-4 family owner-occupied mortgage loans based on the address of where the collateral is located. Collateral addresses were matched to flooded areas. This listing was reviewed by management and it was determined that an additional provision of $931,000 was needed in the second quarter of 2008 for 1-to-4 family owner occupied mortgage loans. Loans in the second category of construction, 1-to-4 family non-owner occupied, multi-family, commercial real estate and commercial operating loans were evaluated for potential losses based on individual credit relationships. This evaluation included a determination of whether a customer business and/or loan collateral was located in a flooded area. Individual credit relationships for which asset quality was downgraded based on this review resulted in a provision of $2,859,000.

Other Expenses

The Company recognized a loss of $355,000 in the second quarter of 2008 on the net book value of property and equipment at its two damaged locations. This loss is included in other expenses on the income statement.

The Company has recorded $310,000 of expenses related to the floods. These expenses are included in other expenses on the income statement. The expenses include approximately $183,000 for decontaminating, drying and demolishing the two flooded offices. This expense also includes drying of a minimal amount of the Company’s records. In addition, the Company incurred $55,000 in expenses related to the evacuation of the two damaged locations. The remaining expense of $72,000 includes various items including meals, sandbagging and other supplies and extra mileage due to road closings and relocation of offices.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	2008 Floods (continued)

Office Locations

The Company is currently operating a 2,000 square foot temporary location at 1210 South Gilbert Street in Iowa City, Iowa. This temporary space is being leased on a month-to-month basis. Rents, including common area charges and real estate taxes, total $2,650 per month.

In the third quarter of 2008, the Company intends to open two additional temporary locations. The Company’s Trust Department will be located at a 6,600 square foot building at 2771 Oakdale Boulevard in Coralville, Iowa with rent of $6,600 per month. The lease term for the Coralville location will be one year. The Company will also lease an 800 square foot space in downtown Cedar Rapids for $1,025 a month. The Cedar Rapids space will be at 240 3rd Avenue SE, located on the second floor of the Company’s damaged office. The lease term for the Cedar Rapids location will be three months. The rents for both of these locations include common area charges and real estate taxes. The Company intends to open the two locations in August 2008.

The Company intends to rebuild both offices affected by the floods. No contracts have been signed for the construction but the Company estimates remodeling costs in Cedar Rapids of $525,000 and in Iowa City of $1,045,000, for a total of $1,570,000. Additional costs of $425,000 are estimated to replace equipment and ATMs at the locations. Total costs are estimated to be $760,000 for Cedar Rapids and $1,235,000 for Iowa City, for a total of $1,995,000.

Note 5.	Fair Value Measurements

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

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Fair Value Measurements (continued)

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

Valuation methodologies have not changed during the quarter ended June 30, 2008.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2008

	Level 1	Level 2	Level 3	Total

	(Amounts in Thousands)

Investment securities available for sale	$104,219	$98,265	$—	$202,484

Total	$104,219	$98,265	$—	$202,484

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008 that were still held on the balance sheet at June 30, 2008, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at quarter end.

	June 30, 2008				Quarter Ended June 30, 2008

	Level 1	Level 2	Level 3	Total	Total Losses

	(Amounts in Thousands)

Loans (1)	$—	$3,319	$—	$3,319	$186
Foreclosed assets (2)	—	15	—	15	—

Total	$—	$3,334	$—	$3,334	$186

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Employee Benefit Plans

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

Information concerning the issuance of stock options is presented in the following table:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)

Options outstanding at January 1, 2008	48,365	$ 31.02	5.05	$ 1,500

Options outstanding at June 30, 2008	47,965	31.06	4.56	1,490

Options exercisable at June 30, 2008	40,385	28.49	4.01	1,151

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

At June 30, 2008, 108,929 shares were available for issuance under the plan. Stock options for 400 shares with a weighted-average exercise price of $25.67 were exercised during the six months ended June 30, 2008. The intrinsic value of the options exercised was $10,268.

As of June 30, 2008, there was $19,092 in unrecognized compensation cost for stock options granted under the plan compared to $34,472 as of June 30, 2007. This unrecognized cost is expected to be recognized over a weighted-average period of 2.52 years.

Note 7.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization will expire on December 31, 2009. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors. The Company has purchased 117,399 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2008. Of these 117,399 shares, 18,386 shares were purchased during the quarter ended June 30, 2008, at an average price per share of $53.09. In the six-month period ended June 30, 2008, 23,986 shares were purchased at an average price per share of $53.07.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007

	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$37,704	$36,360
Credit card participations	33,899	30,737
Commercial, real estate and home construction	102,297	99,580
Commercial lines and real estate purchase loans	158,650	123,007
Outstanding letters of credit	8,906	10,961

Commitments for commercial lines of credit and real estate loans increased $35.6 million since December 31, 2007. Real estate loan commitments were $19.5 million as of December 31, 2007 and $43.7 million as of June 30, 2008, an increase of $24.2 million. The increase in real estate commitments is due in part to the decline in interest rates and the level of refinancing activity. Real estate loan commitments are generally higher during the summer months when compared to commitment levels at year-end. Real estate loan commitments were $34.9 million at June 30, 2007. In addition, commercial lines increased to $74.4 million and agricultural lines increased to $24.3 million, a change of $11.5 million in commercial and agricultural lines since December 31, 2007. This change is due to lines of credit for new customers and increases in lines for existing customers.

Note 9.	Income Taxes

Federal income tax expense for the six months ended June 30, 2008 and 2007 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The evaluation was performed for those tax years which remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes. The tax years ended December 31, 2007, 2006 and 2005, remain subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2007, 2006 and 2005, remain open for examination. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in unrecognized tax benefits. There were no material unrecognized tax benefits at December 31, 2007 and June 30, 2008. No interest or penalties on these unrecognized tax benefits has been recorded. As of June 30, 2008, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve-month period ending June 30, 2009.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The severe flooding that occurred in June 2008 in a large part of the Company’s trade area is discussed below in the “Overview” section and in various other sections of this report. This flooding caused significant uncertainties, the outcome of which will impact the Company’s future results. Additional factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

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

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The economic impact of natural disasters, terrorist attacks and military actions.

•	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of June 30, 2008 and December 31, 2007 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time. Given the short period of time that has elapsed since the floods (as discussed in Note 4), it is difficult to make a determination regarding individual credit relationships at this stage. The Company anticipates that additional information will be gathered in the coming quarters which may require an adjustment to the allowance for loan losses for flood-related issues.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa. At June 30, 2008, the Bank has thirteen full-service locations.

The severe flooding that occurred in June 2008 impacted a large part of the Company’s trade area and operations. Two of the Bank’s offices were seriously damaged and are temporarily closed. The flooding damaged the local economy and infrastructure. Many homes and businesses were damaged or destroyed. The flooding affected the Company’s loan portfolio by damaging properties pledged as collateral and by impairing certain borrowers’ abilities to repay their loans. The Company’s success depends to a great extent on the success of the local economy, and the 2008 floods have negatively impacted the Company’s earnings. The initial financial effect of the 2008 floods on the Company is addressed in the analysis that follows and in Note 4.

Net income for the six month period ended June 30, 2008 was $6.64 million compared to $8.07 million for the same six months of 2007, a decrease of 17.75%. The decline in net income is due mainly to flood-related expenses. These flood-related expenses consisted of (1) a $3,790,000 addition to the provision for loan losses, (2) recognition of a $355,000 loss in the value of property and equipment and (3) $310,000 of expenses incurred in dealing with the floods. These flood-related expenses totaled $2,751,000, net of a resulting $1,704,000 tax benefit. The $3,790,000 flood-related addition to the provision for loan losses was part of an overall increase in the provision for loan losses of $4,273,000 from 2007 to 2008. The $355,000 loss in the value of property and equipment and $310,000 of expenses incurred in dealing with the floods were part of the $1,812,000 increase in other expense for the first six months of 2008 when compared to the same period in 2007. These expense increases were partially offset by the increases in net interest income of $2,800,000 and other income of $793,000. Return on average equity was 11.97% for the six months ended June 30, 2008 compared to 13.49% for the same period in 2007. Return on average assets was 0.97% in 2008 compared to 1.03% in 2007. Return on average assets and return on average equity are calculated based on annualized income based on the first six months of the year. Dividends of $.91 per share were paid in January 2008 to 1,572 shareholders. The 2008 dividend was a 5.81% increase over the prior year’s dividend of $.86 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.39% in 2008 compared to 3.23% in 2007. Average earning assets were $1.588 billion in 2008 and $1.491 billion in 2007.

Highlights noted on the balance sheet as of June 30, 2008 for the Company included the following:

•	Total assets are $1.707 billion.

•	Net loans are $1.406 billion.

•	Loan growth of $46.3 million since December 31, 2007.

•	Deposit growth of $24.4 million since December 31, 2007.

•	Short-term borrowings increased $18.5 million since December 31, 2007.

A detailed discussion of the financial condition and results of operations follows this overview.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Financial Condition

The asset growth for the six months ended June 30, 2008 of $45.8 million included a net loan increase of $46.3 million and an increase in investment securities available for sale of $2.9 million. These increases were partially offset by a decrease in cash and cash equivalents of $4.6 million. The Federal Open Market Committee decreased the federal funds target rate four times in the first six months of 2008 to 2.00%. The downward movement started on September 18, 2007 when the rate decreased from 5.25% to 4.75%. The September 18, 2007 decrease was the first change in the target rate since June 20, 2006 and the first decrease since June 25, 2004 when the rate was increased from 1.00% to 1.25% and increased 17 times to 5.25% over the two-year period to June 2006. The Federal Reserve Board did not change the rate at its last meeting on June 25, 2008. Interest rates on loans are generally affected by such decreases since interest rates for the U.S. Treasury market normally decrease when the Federal Reserve Board lowers the federal funds target rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. As of June 30, 2008, the average rate indexes for one, three and five year indexes were 2.36%, 2.91% and 3.34%, respectively. The one year index decreased 51.93% from 4.91% at June 30, 2007, the three year index decreased 40.49% and the five year index decreased 32.11%. The three year index was at 4.89% and the five year index was at 4.92% at June 30, 2007. During this same six-month period, the average federal funds rate decreased from 5.31% in 2007 to 2.47% in 2008.

The tables below set forth the composition of the loan portfolio as of June 30, 2008 and December 31, 2007 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	June 30, 2008		December 31, 2007

	Amount	Percent	Amount	Percent

	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$54,747	3.84%	$60,004	4.37%
Commercial and financial	152,340	10.69	132,070	9.62
Real estate:
Construction	129,524	9.09	123,144	8.97
Mortgage	1,054,780	74.02	1,020,802	74.40
Loans to individuals	33,660	2.36	36,289	2.64

	$1,425,051	100.00%	$1,372,309	100.00%

Less allowance for loan losses	24,550		19,710

	$1,400,501		$1,352,599

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

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning	$19,790	$18,410	$19,710	$17,850
Provision charged to expense	5,172	954	5,759	1,486
Recoveries	232	259	402	723
Loans charged off	(644)	(773)	(1,321)	(1,209)

Balance, ending	$24,550	$18,850	$24,550	$18,850

Non-performing loan information at June 30, 2008 and December 31, 2007, was as follows:

	June 30, 2008	December 31, 2007

	(Amounts in thousands)

Non-accrual loans	$4,314	$4,948
Accruing loans past due ninety days or more	7,930	6,019
Restructured loans	—	—
Non-performing loans (includes non-accrual loans)	41,750	39,583
Loans held for investment	1,425,051	1,372,309
Ratio of allowance for loan losses to loans held for investment	1.72%	1.44%
Ratio of allowance for loan losses to non-performing loans	58.80	49.79

Non-performing loans increased by $2.2 million from December 31, 2007 to June 30, 2008. Non-performing loans include any loan that has been placed on nonaccrual status. Non-performing loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. Non-performing loans were 2.93% of loans held for investment as of June 30, 2008 and 2.88% as of December 31, 2007. The increase in non-performing loans is due mainly to $10.1 million in flood related loans. This increase was partially offset by several improvements including the payoff of one loan with a balance of approximately $2.2 million at December 31, 2007. In addition, one commercial customer with an aggregate loan balance of approximately $5.7 million at December 31, 2007 was upgraded during 2008. The majority of the non-performing loans is secured by real estate and is believed to be adequately collateralized. Loans 90 days past due that are still accruing interest increased $1.9 million in the first six months of 2008. This increase is due mainly to six loans to six different borrowers. These six loans are not concentrated in one industry. The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of non-performing loans, chargeoffs and delinquencies could continue to rise and require increases in the provision for loan losses. Given the short period of time that has elapsed since the floods (as discussed in Note 4), it is difficult to make a determination regarding individual credit relationships at this stage. The Company anticipates that additional information will be gathered in the coming quarters which may require an adjustment to the allowance for loan losses for flood-related issues.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Investment securities available for sale held by the Company increased by $2.9 million from December 31, 2007 to June 30, 2008. The market value of securities available for sale was $952,000 more than the amortized cost of such securities as of June 30, 2008. This is a decrease of $96,000 in market value since December 31, 2007. This decrease in market value of $0.1 million was more than offset by purchases of investment securities available for sale in excess of maturities of $3.2 million. There was also a decrease related to amortization of the discount on the securities of $0.2 million during the six-month period ended June 30, 2008. The carrying values of investment securities for June 30, 2008 and December 31, 2007 are summarized in the following table (dollars in thousands):

	June 30, 2008		December 31, 2007

	Amount	Percent	Amount	Percent

Securities available for sale

Other securities (FHLB, FHLMC and FNMA)	$104,219	51.47%	$104,965	52.59%

State and political subdivisions	98,265	48.53	94,634	47.41

Total securities available for sale	$202,484	100.00%	$199,599	100.00%

Deposit growth was $24.4 million in the first six months of 2008. Repurchase agreements decreased $10.4 million in the same period. Short-term borrowings at December 31, 2007 included federal funds purchased that increased $28.9 million to $68.6 million as of June 30, 2008. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Dividends and Equity

In January 2008, Hills Bancorporation paid a dividend of $4,086,000 or $.91 per share, a 5.81% increase from the $.86 per share paid in January 2007. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2008 totaled $131.8 million. Under risk-based capital rules, the total amount of risk based capital of the Company as of June 30, 2008, was 12.76% of risk-adjusted assets, and is substantially in excess of the required minimum of 8.00%. Risk-based capital was 12.75% and 13.37% as of June 30, 2007 and December 31, 2007, respectively. As of June 30, 2008, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2008 and 2007

Net Income Overview

Net income decreased $1,433,000 for the six months ended June 30, 2008 compared to the first six months of 2007. Total net income was $6,639,000 in 2008 and $8,072,000 in the comparable period in 2007. The changes in net income in 2008 from the first six months of 2007 were the result of the following:

•	Net interest income increased by $2,800,000.

•	The provision for loan losses increased by $4,273,000.

•	Other income increased by $793,000.

•	Other expenses increased by $1,812,000.

•	Income taxes decreased by $1,059,000.

Net income for the six-month period ended June 30, 2008 was $6.64 million compared to $8.07 million for the same six months of 2007, a decrease of 17.75%. The decline in net income is due mainly to flood-related expenses. These flood-related expenses consisted of (1) a $3,790,000 addition to the provision for loan losses, (2) recognition of a $355,000 loss in the value of property and equipment and (3) $310,000 of expenses incurred in dealing with the floods. These flood-related expenses totaled $2,751,000, net of a resulting $1,704,000 tax benefit.

For the six-month periods ended June 30, 2008 and 2007, basic earnings per share were $1.48 and $1.79, respectively. Diluted earnings per share were $1.47 for the six months ended June 30, 2008 compared to $1.78 for the same period in 2007.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $25.7 million for the first six months of 2008 was derived from the Company’s $1.588 billion of average earning assets during that period and its net interest margin of 3.39%. Average earning assets in the six months ending June 30, 2007 were $1.491 billion and the net interest margin was 3.23%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.29% would have resulted approximately in a $790,000 decrease in income before income taxes in the six month period ended June 30, 2008. Similarly, an increase in the net interest margin of 10 basis points to 3.49% would have resulted in approximately a $790,000 increase in net interest income before taxes. Net interest income for the Company increased due to the increase in average earning assets over the same period in 2007 and the increase in the net interest margin of 16 basis points.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.406 billion at June 30, 2008. The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans) and loans past due 90 days or more. The provision for loan losses was $5,759,000 in the first six months of 2008 compared to $1,486,000 the same period in 2007. The increase of $4,273,000 is primarily due to the $3,790,000 of flood-related provision expense.

The amount of mortgage loans sold on the secondary market is the third factor that can cause fluctuations in net income. In the six months ended June 30, 2008 and 2007, the net gain on sale of loans was $710,000 and $527,000 respectively. The sale of loans is influenced by the real estate market and interest rates.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2008 and 2007 (continued)

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the net dollar amounts of the change in each. The net interest margin for the first six months of 2008 was 3.39% compared to 3.23% in 2007 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2008 compared to the comparable period in 2007 are shown in the following table:

				Increase (Decrease) in Net Interest Income
	Change in	Change in
	Average Balance	Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$89,797	(0.29	) %	$3,479	$(2,250)	$1,229
Taxable securities	7,696	0.15		159	86	245
Nontaxable securities	8,116	(0.03)		222	(16)	206
Federal funds sold	(8,624)	(3.42)		(236)	—	(236)

	$96,985			$3,624	$(2,180)	$1,444

Interest expense:
Interest-bearing demand deposits	$25,785	(0.42)		$(179)	$367	$188
Savings deposits	(8,057)	(0.75)		289	751	1,040
Time deposits	5,708	(0.26)		(155)	726	571
Short-term borrowings	26,209	(1.67)		(728)	795	67
FHLB borrowings	21,787	(0.11)		(547)	108	(439)

	$71,432			$(1,320)	$2,747	$1,427

Change in net interest income				$2,304	$567	$2,871

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2008	2007

Yield on average interest-earning assets	6.28%	6.51%
Rate on average interest-bearing liabilities	3.40	3.83

Net interest spread	2.88%	2.68%
Effect of noninterest-bearing funds	0.51	0.55

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.39%	3.23%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2008 and 2007 (continued)

Provision for Loan Losses

The provision for loan losses was $5,759,000 in 2008 compared to $1,486,000 in 2007, an increase of $4,273,000. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered appropriate by management. The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the impact of borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks (primarily agricultural and spec real estate construction loans).

Provision expense increased in 2008 due to the increase in loans classified as potential watch, watch or problem loans in 2008. Potential watch, watch and problem loans increased $33.8 million in the six-month period ended June 30, 2008 compared to an increase of $27.4 million during the same period in 2007. Approximately $15.4 million of the growth in potential watch, watch and problem loans was due to loans to customers affected by flooding, accounting for an increase in the provision of $3.8 million. The additional $18.4 million increase in potential watch, watch and problem loans resulted in an increased provision of $933,000. The provision for loan losses was also larger in 2008 due to loan growth of $46.3 million in the first six months compared to $15.4 million in loan growth in the same period in 2007.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the six months ended June 30, 2008 and 2007, recoveries were $402,000 and $723,000, respectively; and charge-offs were $1,321,000 in 2008 and $1,209,000 in 2007. The allowance for loan losses totaled $24,550,000 at June 30, 2008 compared to $19,710,000 at December 31, 2007. The allowance represented 1.72% and 1.44% of outstanding loans at June 30, 2008 and December 31, 2007, respectively. Except for determinations concerning customers affected by flooding as explained in Note 4, the methodology used in 2008 is consistent with 2007.

Net Gain on Sale of Loans

Net gain on sale of loans for the six months ended June 30, 2008 was $710,000 compared to $527,000 for the comparable period ended June 30, 2007. Loans sold in the first six months of 2008 totaled $82.6 million compared to $60.2 million in the same period in 2007, an increase of 31%.

Other Income

Other income, other than the net gain on sale of loans discussed above, increased by $610,000 for the six months ended June 30, 2008. Trust fees increased $129,000 in 2008 although assets under management decreased from $927.2 million as of June 30, 2007 to $885.8 million as of June 30, 2008. Assets under management by the Trust Department decreased due to overall market conditions resulting in a decline in value of such assets. Service charges and fees were up $136,000 in 2008. Debit card and point of sale (POS) interchange fees increased during 2008 by $232,000 due to volume of activity. This increase was offset by a decrease of $137,000 from fee income strategies. Rental revenue on tax credit real estate increased $200,000 for the six-month period ended June 30, 2008. This increase was partially due to adjustments to income of $50,000 recorded upon receipt of the 2007 audited financial statements for the tax credit properties. In 2007, the audit adjustments decreased rental revenue on tax credit real estate by $96,000. In addition, the Company acquired a fourth tax credit real estate property in December 2007 and the 2008 results reflect amounts related to the new property.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2008 and 2007 (continued)

Other noninterest income was $1,458,000 for the six months ended June 30, 2008, a $145,000 increase over the same period in 2007. Included in other noninterest income are amounts related to Visa, Inc. (“Visa”). In the first quarter of 2008, Visa completed its initial public offering (“IPO”). After the redemption, the Company has 4,210 shares of Visa Class B Common Stock which is valued at its carryover basis of $0 on the Company’s balance sheet. The sale of the stock is restricted for the longer of 3 years or the end of the litigation noted below. The Company received $114,000 in proceeds from the redemption of shares as a part of the IPO and recorded a gain. In addition, during the fourth quarter of 2007, the Company recorded a $50,000 reserve related to the Bank’s contingent liability, as a member of Visa, for the Bank’s portion of settlement payments arising from Visa’s litigation with American Express Company and Discover Financial Services. In conjunction with the IPO, Visa created a litigation escrow which is to be used to pay the litigation settlement payments. As a result, the Company recorded a receivable equal to the $50,000 reserve during the first quarter of 2008. This receivable is recorded as a contra-liability to the reserve. Both the liability and receivable are reflected in other liabilities on the Company’s consolidated financial statements. The economic benefit of the receivable is recorded in other noninterest income.

Other Expenses

Other expenses increased $1,812,000 in 2008 to $19,345,000 from the same period in 2007. This increase of 10.33% included an increase of $449,000 in salaries and benefits. Direct salary expense was up $409,000, or 5.75%, due to annual pay adjustments and the addition of employees in 2008. Occupancy expenses increased $43,000 in 2008 due to an increase of $56,000 related to building maintenance and upkeep related to increased snow removal costs in the first quarter of 2008. For the six months ended June 30, 2008, furniture and equipment expense was $1,808,000 compared to $1,723,000 for 2007. The increase of $85,000 includes $44,000 for equipment and software maintenance contracts. This expense was $640,000 in 2008 and $596,000 one year ago. The change in the maintenance contract expense is due to increased costs of recurring maintenance contracts with the Company’s core processing system and other existing systems. Advertising and business development expenses decreased $51,000 in comparing the first six months of 2008 and 2007. The decrease is due to office promotions held in 2007 for the retail and commercial areas of the Bank.

Outside services expense increased $194,000 for the six months ended June 30, 2008 compared to June 30, 2007. Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Credit card, debit card and merchant card processing expenses increased $99,000 due to the volume of transactions in 2008 compared to 2007. In addition, during the first six months of 2008, the gain or loss on repossessed real estate properties decreased $35,000 from the same period in 2007. During 2007, two properties were sold at a gain of approximately $41,000. The five properties sold in 2008 were at a net loss of $22,000.

Rental expenses on tax credit real estate were $593,000 in 2008, an increase of $102,000 from the six-month period ended June 30, 2007. This increase is due mainly to the addition of the fourth property noted above under other income. Other noninterest expense increased $965,000 to $1,591,000 for the six months ended June 30, 2008. The majority of this increase is due to the $665,000 in flood-related items detailed in Note 4. Also, there was an increase in the FDIC assessment of $281,000 in 2008 compared to 2007.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2008 and 2007 (continued)

Income Taxes

Federal and state income tax expenses were $2,545,000 and $3,604,000 for the six months ended June 30, 2008 and 2007, respectively. Income taxes as a percentage of income before taxes were 27.71% in 2008 and 30.87% in 2007. The amount of tax credits was $353,000 and $280,000 for the six month period ended June 30, 2008 and 2007, respectively.

The decrease in the effective tax rate is due mainly to tax-exempt interest income and its relationship to total income before income taxes. For the first six months of 2007, tax-exempt interest income was $1,700,000, or 15% of income before income taxes resulting in a 5.10% decrease in the effective tax rate. For the first six months of 2008, tax-exempt interest income was $1,832,000, or 20% of income before income taxes. This decreased the effective tax rate an additional 1.88% for a total reduction in the effective tax rate of 6.98% in 2008. Also, tax credits increased $73,000 for the six months ended June 30, 2008 as compared to the same period in 2007, reducing the effective tax rate an additional 1.44%.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2008 and 2007 (continued)

Net Income

Net income decreased to $1,850,000 for the three months ended June 30, 2008 from $4,067,000 for the same period in 2007, a decrease of 54.51%. Earnings per share, both basic and diluted, decreased for the three months ended June 30, 2008 compared to the same period in 2007. For the three-month period ended June 30, 2008, basic and diluted earnings per share were $0.41. For the three months ended June 30, 2007, basic and diluted earnings per share were $0.90. Return on average equity was 5.44% for the three months ended June 30, 2008 compared to 13.33%, for the same period in 2007. Return on average assets was 0.44% in 2008 and 1.03% in 2007. Return on average assets and return on average equity are calculated based on annualized results for the second quarter.

Net Interest Income

Net interest income increased for the three month period ended June 30, 2008 by $1,615,000 from the similar period in 2007. The net interest margin in 2008 was 3.45% compared to 3.24% in 2007. Net interest income changes on a tax-equivalent basis for the three months ended June 30, 2008 and 2007 are as follows:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$98,982	(0.43)%	$1,897	$(1,780)	$117
Taxable securities	6,422	(0.12)	73	(39)	34
Nontaxable securities	7,472	(0.07)	102	(16)	86
Federal funds sold	(8,675)	(2.93)	(128)	—	(128)

	$104,201		$1,944	$(1,835)	$109

Interest expense:
Interest-bearing demand deposits	$27,668	(0.68)	$(109)	$325	$216
Savings deposits	(12,051)	(1.05)	157	569	726
Time deposits	9,721	(0.51)	(114)	757	643
Short-term borrowings	28,766	(2.21)	(410)	520	110
FHLB borrowings	19,821	(0.14)	(250)	86	(164)

	$73,925		$(726)	$2,257	$1,531

Change in net interest income			$1,218	$422	$1,640

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2008	2007

Yield on average interest-earning assets	6.16%	6.54%
Rate on average interest-bearing liabilities	3.20	3.86

Net interest spread	2.96%	2.68%
Effect of noninterest-bearing funds	0.49	0.56

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.45%	3.24%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2008 and 2007 (continued)

Provision for Loan Losses

The provision for loan losses was $5,172,000 for the quarter ended June 30, 2008 compared to $954,000 for the comparable quarter in 2007, an increase of $4,218,000. As discussed in connection with the results of operations for the six months, the allowance for loan losses was increased due to management’s analysis of the outstanding loans at June 30, 2008. Loans classified as potential watch, watch or problem loans increased $34.7 million in the second quarter of 2008 compared to a decrease of $0.7 million in these categories during the second quarter of 2007. Approximately $15.4 million of the growth in potential watch, watch and problem was due to loans to customers affected by flooding, accounting for an increase in the provision of $3.8 million. The additional $19.3 million increase in potential watch, watch and problem loans resulted in an increased provision of $1.4 million. In addition, the provision for loan losses was larger in the three-month period ended June 30, 2008 due to loan growth of $31.3 million compared to loan growth of $9.7 million in the same period in 2007.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the three months ended June 30, 2008 and 2007, recoveries were $232,000 and $259,000, respectively; and charge-offs were $644,000 in 2008 and $773,000 in 2007. The allowance for loan losses totaled $24,550,000 at June 30, 2008 compared to $18,850,000 at June 30, 2007. The allowance represented 1.72% and 1.44% of outstanding loans at June 30, 2008 and June 30, 2007, respectively.

Other Income

Total other income was $4,248,000 and $4,136,000 for the three months ended June 30, 2008 and 2007. Net gain on sale of loans increased by $60,000 in the quarter ended June 30, 2008 as compared to the same quarter in 2007 due to an increase in the volume of loans sold in 2008. The trust fees for 2008 were $46,000 higher than 2007 although assets under management declined. Service charges and fees were down $47,000 in the three months ended June 30, 2008. The decline was mainly due to a decrease of $169,000 from fee income strategies. These decreases are offset by an increase of $119,000 in debit card and point of sale (POS) pin interchange fees. These fees increased due to the volume of activity. Rental revenue on tax credit real estate increased $38,000 for the three-month period ended June 30, 2008. As noted in the six-month discussion, the Company acquired a fourth tax credit real estate property in December 2007 and the 2008 results reflect amounts related to the new property.

Other Expenses

Total expenses for the 2008 quarter compared to the 2007 quarter increased $1,171,000 to $10,092,000. Salaries and employee benefits increased $259,000 for the quarter ended June 30, 2008 compared to 2007. Direct salary expense was up $234,000, or 6.53%, due to annual pay adjustments and additional employees in 2008. Advertising and business development expenses decreased $51,000 in comparing the quarters. The decrease is due to office promotions held in 2007 for the retail and commercial areas of the Bank. Outside services increased $81,000 from the second quarter of 2007. Credit card, merchants’ card and debit card processing charges increased $46,000 for the three-month period ended June 30, 2008 due to volume of card activity. Professional fees increased $61,000 in 2008 due to amounts paid to an outside third party for internal audit services. The internal audit fees were incurred later in the year during 2007.

Rental expenses on tax credit real estate were $288,000 in the second quarter of 2008, an increase of $48,000 from the second quarter of 2007. This increase is due mainly to the addition of the fourth property noted under other income. Other noninterest expense increased $813,000 to $1,139,000 for the three months ended June 30, 2008. The majority of the increase is due to the $665,000 in flood-related items discussed in Note 4. Also, there was an increase in the FDIC assessment of $134,000 in 2008.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2008 and 2007 (continued)

Income Taxes

Income tax expense as a percentage of income before taxes decreased to 16.33% in 2008 from 30.75% in 2007. Income tax expense was $1,445,000 less in 2008 compared to 2007 primarily due to the $3,662,000 decrease in income before income taxes. The amount of tax credits was $177,000 for the second quarter of 2008 and $140,000 for the second quarter of 2007. The decrease in the effective tax rate is due mainly to tax-exempt interest income and its relationship to total income before income taxes. In the second quarter of 2007, tax-exempt interest income was $861,000, or 15% of income before income taxes resulting in a 5.13% decrease in the effective tax rate. In the second quarter of 2008, tax-exempt interest income was $909,000, or 41% of income before income taxes. This decreased the effective tax rate an additional 9.26% for a total reduction in the effective tax rate of 14.39% in 2008. Also, tax credits increased $37,000 for the second quarter of 2008 as compared to the same period in 2007, reducing the effective tax rate an additional 5.63%.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 11.86% of the Company’s total assets at June 30, 2008, compared to 12.02% at December 31, 2007.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of June 30, 2008, the Company had borrowed $265.4 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. Two advances of $10 million each matured in February and April 2008 and were repaid. There was one new advance in May 2008 for $20 million at 3.65%. This new advance is due in 2018 but is callable as early as 2013. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $162 million at June 30, 2008.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $73 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2008.

As of June 30, 2008, investment securities with a carrying value of $105,564,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law. As of December 31, 2007, investment securities with a carrying value of $87,076,000 were pledged.

Contractual Obligations

As of June 30, 2008, there had been no material changes in the Company’s contractual obligations from those disclosed in its Annual Report in Form 10-K for the year ended December 31, 2007.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

The following risk factor should be considered in addition to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

A natural disaster could harm the Company’s business.

The severe flooding that occurred in 2008 affected our loan portfolio by damaging properties pledged as collateral and by impairing certain borrowers’ abilities to repay their loans. As a result of the floods, we made a significant provision for loan losses in the second quarter of 2008. The after effects of the floods may continue to affect our loan quality into the future. The severity and duration of the effects of the flooding will depend on a variety of factors that are beyond our control, including the amount and timing of government investment in the area, the pace of rebuilding and economic recovery in Johnson and Linn Counties and the extent to which any property damage is covered by insurance. The effects described above are difficult to accurately predict or quantify at this time. As a result, uncertainties remain regarding the impact the flooding will have on the financial results of the Company. Further, the area in which the Company operates may experience flooding and other natural disasters in the future, and some of those events may have effects similar to those caused by the 2008 flooding.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1 to April 30	13,026	$ 53.00	112,039	637,961

May 1 to May 31	2,759	53.12	114,798	635,202

June 1 to June 30	2,601	53.50	117,399	632,601

Total	18,386	$ 53.09	117,399	632,601

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

The Annual Meeting of Shareholders was held on April 21, 2008. The only matter voted was for the election of directors. The following individuals were elected to serve as Directors of the Company for a three year term at the Annual Meeting. The results of the voting by individuals and those withholding authority are as follows:

	For	Withhold Authority	Term

1. James A. Nowak	2,959,700	27,395	3 years to 2011
2. Theodore H. Pacha	2,936,803	50,292	3 years to 2011
3. Ann Marie Rhodes	2,943,831	43,264	3 years to 2011
4. Ronald E. Stutsman	2,887,509	99,586	3 years to 2011

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: August 8, 2008	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: August 8, 2008	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2008

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2008 Form 10-Q

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	39 of 42

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	40 of 42

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	41 of 42

32.2	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	42 of 42