Form 10-Q
period 2008-09-30
HILLS BANCORPORATION
filed 2008-11-07
CIK 732417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At October 31, 2008

Common Stock, no par value	4,587,987

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Page
Number

Item 1.	Financial Statements

Consolidated balance sheets, September 30, 2008 (unaudited)
and December 31, 2007	3
Consolidated statements of income (unaudited) for three and nine
months ended September 30, 2008 and 2007	4

Consolidated statements of comprehensive income (unaudited) for

three and nine months ended September 30, 2008 and 2007	5
Consolidated statements of stockholders' equity (unaudited)
for nine months ended September 30, 2008 and 2007	6
Consolidated statements of cash flows (unaudited) for nine
months ended September 30, 2008 and 2007	7 - 8
Notes to consolidated financial statements	9 - 18

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations	19 - 33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

Part II
OTHER INFORMATION

Item 1.	Legal proceedings	36

Item 1A.	Risk factors	36

Item 2.	Unregistered sales of equity securities and use of proceeds	36

Item 3.	Defaults upon senior securities	36

Item 4.	Submission of matters to a vote of security holders	37

Item 5.	Other information	37

Item 6.	Exhibits	37

Signatures	38

Exhibits Index	39

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

ASSETS	September 30, 2008 (Unaudited)	December 31, 2007

Cash and cash equivalents	$23,234	$32,383
Investment securities available for sale at fair value (amortized cost September 30, 2008 $193,834; December 31, 2007 $198,551)	195,263	199,599
Stock of Federal Home Loan Bank	14,247	14,169
Loans held for sale	1,526	6,792
Loans, net of allowance for loan losses (September 30, 2008 $24,070; December 31, 2007 $19,710)	1,431,319	1,352,599
Property and equipment, net	22,161	21,220
Tax credit real estate	12,334	8,803
Accrued interest receivable	11,300	11,391
Deferred income taxes, net	9,630	7,731
Goodwill	2,500	2,500
Other assets	3,998	3,911
	$1,727,512	$1,661,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$160,383	$154,219
Interest-bearing deposits	1,033,496	989,707
Total deposits	$1,193,879	$1,143,926
Short-term borrowings	93,580	87,076
Federal Home Loan Bank borrowings	265,000	265,348
Accrued interest payable	2,842	3,227
Other liabilities	13,237	8,626
	$1,568,538	$1,508,203

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$22,456	$22,205

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued September 30, 2008 4,586,185 shares; December 31, 2007 4,583,520 shares	$—	$—
Paid in capital	12,985	12,823
Retained earnings	151,364	144,122
Accumulated other comprehensive income	882	647
Treasury stock at cost (September 30, 2008 122,771 shares; December 31, 2007 93,413 shares)	(6,257)	(4,697)
	$158,974	$152,895
Less maximum cash obligation related to ESOP shares	22,456	22,205
	$136,518	$130,690
	$1,727,512	$1,661,098

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Interest income:
Loans, including fees	$22,362	$22,690	$66,854	$65,952
Investment securities:
Taxable	1,181	1,212	3,667	3,453
Nontaxable	853	794	2,526	2,333
Federal funds sold	3	28	17	278
Total interest income	$24,399	$24,724	$73,064	$72,016
Interest expense:
Deposits	$6,615	$8,890	$22,259	$26,333
Short-term borrowings	509	552	1,431	1,541
FHLB borrowings	3,247	3,256	9,616	9,186
Total interest expense	$10,371	$12,698	$33,306	$37,060
Net interest income	$14,028	$12,026	$39,758	$34,956
Provision for loan losses	1,026	1,270	6,785	2,756
Net interest income after provision for loan losses	$13,002	$10,756	$32,973	$32,200
Other income:
Net gain on sale of loans	$265	$216	$975	$743
Trust fees	963	1,022	2,980	2,910
Service charges and fees	2,029	2,106	5,896	5,837
Rental revenue on tax credit real estate	242	190	748	496
Other noninterest income	573	683	2,031	1,996
	$4,072	$4,217	$12,630	$11,982
Other expenses:
Salaries and employee benefits	$5,211	$4,868	$15,308	$14,516
Occupancy	590	563	1,796	1,726
Furniture and equipment	891	873	2,699	2,596
Office supplies and postage	345	336	1,009	975
Advertising and business development	520	466	1,284	1,281
Outside services	1,545	1,365	4,167	3,793
Rental expenses on tax credit real estate	408	240	1,001	731
Other noninterest expense	817	359	2,408	985
	$10,327	$9,070	$29,672	$26,603

Income before income taxes	$6,747	$5,903	$15,931	$17,579
Income taxes	2,058	1,814	4,603	5,418
Net income	$4,689	$4,089	$11,328	$12,161

Earnings per share:
Basic	$1.05	$0.91	$2.53	$2.70
Diluted	1.05	0.90	2.52	2.68

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$4,689	$4,089	$11,328	$12,161

Other comprehensive income:
Unrealized holding gains arising during the period,	$477	$2,518	$381	$1,359
Income tax effect of unrealized gains	(183)	(963)	(146)	(520)
Other comprehensive income:	$294	$1,555	$235	$839

Comprehensive income	$4,983	$5,644	$11,563	$13,000

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2006	$12,364	$131,852	$(1,265)	$(20,940)	$(3,372)	$118,639
Issuance of 8,875 shares of common stock	208	—	—	—	—	208
Forfeiture of 745 shares of common stock	(33)	—	—	—	—	(33)
Share-based compensation	30	—	—	—	—	30
Income tax benefit related to share-based compensation	93	—	—	—	—	93
Change related to ESOP shares	—	—	—	(1,045)	—	(1,045)
Net income	—	12,161	—	—	—	12,161
Cash dividends ($.86 per share)	—	(3,873)	—	—	—	(3,873)
Purchase of 17,024 shares of common stock	—	—	—	—	(877)	(877)
Other comprehensive income	—	—	839	—	—	839
Balance, September 30, 2007	$12,662	$140,140	$(426)	$(21,985)	$(4,249)	$126,142

Balance, December 31, 2007	$12,823	$144,122	$647	$(22,205)	$(4,697)	$130,690
Issuance of 3,653 shares of common stock	183	—	—	—	—	183
Forfeiture of 988 shares of common stock	(41)	—	—	—	—	(41)
Share-based compensation	16	—	—	—	—	16
Income tax benefit related to share-based compensation	4	—	—	—	—	4
Change related to ESOP shares	—	—	—	(251)	—	(251)
Net income	—	11,328	—	—	—	11,328
Cash dividends ($.91 per share)	—	(4,086)	—	—	—	(4,086)
Purchase of 29,358 shares of common stock	—	—	—	—	(1,560)	(1,560)
Other comprehensive income	—	—	235	—	—	235
Balance, September 30, 2008	$12,985	$151,364	$882	$(22,456)	$(6,257)	$136,518

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Nine Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities
Net income	$11,328	$12,161
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,690	1,719
Provision for loan losses	6,785	2,756
Share-based compensation	16	30
Forfeiture of common stock	(41)	(33)
Compensation expensed through issuance of common stock	173	112
Excess tax benefits from share-based compensation	(4)	(93)
Provision for deferred income taxes	(2,045)	(878)
Loss on disposal of property and equipment	355	—
Decrease (increase) in accrued interest receivable	91	(2,051)
Amortization of discount on investment securities, net	293	239
(Increase) decrease in other assets	(83)	207
Increase in accrued interest and other liabilities	4,226	1,553
Loans originated for sale	(99,273)	(88,751)
Proceeds on sales of loans	105,514	89,758
Net gain on sales of loans	(975)	(743)
Net cash and cash equivalents provided by operating activities	$28,050	$15,986

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	$37,913	$27,612
Held to maturity	—	45
Purchases of investment securities available for sale	(33,567)	(42,944)
Loans made to customers, net of collections	(85,505)	(48,778)
Purchases of property and equipment	(2,944)	(972)
Purchases of leasehold improvements	(42)	—
Investment in tax credit real estate, net	(3,531)	271
Net cash used in investing activities	$(87,676)	$(64,766)

Cash Flows from Financing Activities
Net increase in deposits	$49,953	$34,119
Net increase (decrease) in short-term borrowings	6,504	(13,108)
Stock options exercised	10	96
Excess tax benefits related to share-based compensation	4	93
Borrowings from FHLB	20,000	60,700
Payments on FHLB borrowings	(20,348)	(30,732)
Borrowings from FRB	1,650	8,000
Payments on FRB borrowings	(1,650)	(8,000)
Purchase of treasury stock	(1,560)	(877)
Dividends paid	(4,086)	(3,873)
Net cash provided by financing activities	$50,477	$46,418

(Continued)

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Amounts In Thousands)

	Nine Months Ended September 30,
	2008	2007

Decrease in cash and cash equivalents	$(9,149)	$(2,362)

Cash and cash equivalents:
Beginning of year	32,383	23,397
End of period	$23,234	$21,035

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$22,644	$26,305
Interest paid on other obligations	11,047	10,727
Income taxes paid	4,973	6,016

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$251	$1,045

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

Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 13, 2008.

The allowance for loan losses is an estimate, and as such, events may occur in the future which affect its accuracy. Actual default and loss rates may differ materially from levels assumed by the Company. The Company anticipates that additional information related to the floods (as discussed in Note 4) will be gathered in the coming quarters which may require an adjustment to the allowance for loan losses for flood-related issues. Management will continue to closely monitor its portfolio.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Common shares outstanding at the beginning of the period	4,468,542	4,497,121	4,490,107	4,503,738
Weighted average number of net shares issued (redeemed)	(2,095)	(499)	(15,124)	(2,083)
Weighted average shares outstanding (basic)	4,466,447	4,496,622	4,474,983	4,501,655
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	20,009	24,923	20,031	22,717
Weighted average number of shares (diluted)	4,486,456	4,521,545	4,495,014	4,524,372

Net income (In Thousands)	$4,689	$4,089	$11,328	$12,161

Earnings per share:
Basic	$1.05	$0.91	$2.53	$2.70
Diluted	$1.05	$0.90	$2.52	$2.68

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3.	Recent Accounting Pronouncements

As of January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”) in its entirety. The Statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements that prescribe fair value as the relevant measure of value, except FAS 123R and related interpretation and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. See Note 5.

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

In March 2008, the FASB issued FASB Statement No. 161 , Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). The standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. FAS 161 is effective for financial statements issued after November 15, 2008. The adoption of FAS 161 will not have a significant effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States of America. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . The adoption of FAS 162 will not have a significant effect on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share , and therefore should be included in computing earnings per share using the two-class method. FSP EITF 03-6-1 is effective for financial statements issued after December 15, 2008. The adoption of FSP EITF 03-6-1 will not have a significant effect on the Company’s consolidated financial statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3.	Recent Accounting Pronouncements (continued)

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies that application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon release and applied to prior periods for which financial statements have not been issued, including periods ending on or before September 30, 2008. The adoption of FSP FAS 157-3 did not have a significant effect on the Company’s consolidated financial statements. See Note 5.

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

Financial Impact

The impact of the floods has decreased the Company’s earnings for 2008. Net income for the nine months ended September 30, 2008 included $3,057,000 of flood-related expenses, net of tax. The primary effect was from potential loan losses related to the floods. Based on an evaluation of the allowance for loan losses, the Company recorded an additional provision for loan losses of $4,129,000 in the first nine months of 2008. Other expenses increased $822,000. A tax benefit of $1,894,000 was recorded as a result of the $4,951,000 in additional expenses. Both basic and diluted earnings per share were reduced $0.68 because of the flood-related expenses. The Company does not have insurance to cover the flood-related expenses.

Provision for Loan Losses

Due to the wide-spread damage caused by the floods, the Company performed a review of its loan portfolio for impacted customers. Management of the Company analyzed the affected properties and businesses, flood insurance coverage, impact on sources of repayment and underlying collateral, and customer repayment capability.

The portfolio was considered in two categories by loan type. The first category included all 1-to-4 family, owner occupied mortgage loans. The second category included construction, 1-to-4 family non-owner occupied, multi-family real estate, commercial real estate and commercial operating loans. The Company evaluated the 1-to-4 family owner-occupied mortgage loans based on the address of where the collateral is located. Collateral addresses were matched to flooded areas. This listing was reviewed by management and it was determined that an additional provision of $1,290,000 was needed for 1-to-4 family owner occupied mortgage loans. Loans in the second category of construction, 1-to-4 family non-owner occupied, multi-family, commercial real estate and commercial operating loans were evaluated for potential losses based on individual credit relationships. This evaluation included a determination of whether a customer business and/or loan collateral was located in a flooded area. Individual credit relationships for which asset quality was downgraded based on this review resulted in a provision of $2,839,000.

Other Expenses

The Company recognized a loss of $355,000 in the second quarter of 2008 on the net book value of property and equipment at its two damaged locations. This loss is included in other expenses on the income statement.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 4.	2008 Floods (continued)

The Company has recorded $467,000 of expenses related to the floods. These expenses are included in other expenses on the income statement. The expenses include approximately $264,000 for decontaminating, drying and demolishing the two flooded offices. This expense also includes drying of a limited number of the Company’s records. In addition, the Company incurred $70,000 in expenses related to the evacuation of the two damaged locations. The Company has incurred $68,000 in expenses to operate three temporary locations (noted below). This expense includes rent, equipment and supplies. The remaining expense of $65,000 includes various items including meals, sandbagging and other supplies and extra mileage due to road closings and relocation of offices.

Office Locations

The Company is currently operating three temporary locations. In Iowa City, the Company has a 2,000 square foot location at 1210 South Gilbert Street. This temporary space is being leased on a month-to-month basis. Rents, including common area charges and real estate taxes, total $2,650 per month. The Company’s Trust Department is located at a 6,600 square foot building at 2771 Oakdale Boulevard in Coralville, Iowa with rent of $6,600 per month. The lease term for the Coralville location is one year. The Company is also leasing an 800 square foot space in downtown Cedar Rapids for $1,025 a month. The Cedar Rapids space is at 240 3rd Avenue SE, located on the second floor of the Company’s damaged office. The lease term for the Cedar Rapids location is three months. The rents for all of these locations include common area charges and real estate taxes.

The Company is remodeling both offices affected by the floods. The Company has signed a contract to remodel the Cedar Rapids downtown office for a total of $560,000. No contract was signed for the Iowa City location. Costs for this location are estimated to be $1.1 million. Additional costs of $450,000 are estimated to replace equipment and ATMs at the locations. The Iowa City location opened on October 27, 2008. The Company anticipates the Cedar Rapids downtown location will be open in the first quarter of 2009.

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

It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Recent market conditions have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes. The Company is required to use observable inputs, to the extent available, in the fair value estimation process unless that data results from forced liquidations or distressed sales. Despite the Company’s best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for assets or liabilities not recorded at fair value.

ASSETS

Investment securities available for sale : Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If a quoted price is not available, the fair value is obtained from benchmarking the security against similar securities. Level 1 securities include securities from the FHLB, FHLMC and FNMA. Level 2 securities include securities issued by state or political subdivisions.

Loans held for sale : Loans held for sale are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the short time between origination of the loan and its sale on the secondary market.

Loans : The Company does not record loans at fair value on a recurring basis. The Company does record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or appraised value of the collateral or (2) the full charge-off of the loan carrying value.

Foreclosed assets : Foreclosed assets consist mainly of other real estate owned but may include other types of assets repossessed by the Company. Foreclosed assets are adjusted to the lower of carrying value or fair value upon transfer of the loans to foreclosed assets. Fair value is generally based upon independent market prices or appraised values of the collateral. Foreclosed assets are classified as Level 2.

Non-marketable equity investments : Non-marketable equity investments are recorded under the cost or equity method of accounting. There are generally restrictions on the sale and/or liquidation of these investments, including stock of the Federal Home Loan Bank. The carrying value of stock of the Federal Home Loan Bank approximates fair value.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5.	Fair Value Measurements (continued)

LIABILITIES

Deposit liabilities : Deposit liabilities are carried at historical cost. The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. If the fair value of the fixed maturity certificates of deposit is calculated at less than the carrying amount, the carrying value of these deposits is reported as the fair value.

Short-term borrowings : Short-term borrowings are carried at historical cost and include federal funds purchased and securities sold under agreements to repurchase. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the liability and its expected realization.

Long-term borrowings : Long-term borrowings are recorded at historical cost. The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Valuation methodologies have not changed during the quarter ended September 30, 2008.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2008
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$96,937	$98,326	$—	$195,263

Total	$96,937	$98,326	$—	$195,263

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008 that were still held on the balance sheet at September 30, 2008, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at quarter end.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5.	Fair Value Measurements (continued)

	September 30, 2008				Quarter Ended September 30, 2008
	Level 1	Level 2	Level 3	Total	Total Losses
	(Amounts in Thousands)

Loans (1)	$—	$4,351	$—	$4,351	$596
Total	$—	$4,351	$—	$4,351	$596

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

Note 6.	Employee Benefit Plans

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

Information concerning the issuance of stock options is presented in the following table:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at January 1, 2008	48,365	$31.02	5.05	$1,500

Options outstanding at September 30, 2008	47,965	31.06	4.31	1,490

Options exercisable at September 30, 2008	40,385	28.49	3.75	1,151

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

At September 30, 2008, 108,685 shares were available for issuance under the plan. Stock options for 400 shares with a weighted-average exercise price of $25.67 were exercised during the nine months ended September 30, 2008. The intrinsic value of the options exercised was $10,268.

As of September 30, 2008, there was $17,181 in unrecognized compensation cost for stock options granted under the plan compared to $33,318 as of September 30, 2007. This unrecognized cost is expected to be recognized over a weighted-average period of 2.27 years.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization will expire on December 31, 2009. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors. The Company has purchased 122,771 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2008. Of these 122,771 shares, 5,372 shares were purchased during the quarter ended September 30, 2008, at an average price per share of $53.50. In the nine-month period ended September 30, 2008, 29,358 shares were purchased at an average price per share of $53.15.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007

	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$39,043	$36,360
Credit card participations	34,452	30,737
Commercial, real estate and home construction	98,129	99,580
Commercial lines and real estate purchase loans	147,938	123,007
Outstanding letters of credit	11,126	10,961

Commitments for commercial lines of credit and real estate loans increased $24.9 million since December 31, 2007. Real estate loan commitments were $23.2 million as of December 31, 2007 and $38.2 million as of September 30, 2008, an increase of $15.0 million. Real estate loan commitments are generally higher during the summer and fall months when compared to commitment levels at year-end. Real estate loan commitments were $29.2 million at September 30, 2007. In addition, commercial lines increased to $74.9 million and agricultural lines increased to $24.8 million, a change of $12.5 million in commercial and agricultural lines since December 31, 2007. This change is due to lines of credit for new customers and increases in lines for existing customers.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9.	Income Taxes

Federal income tax expense for the nine months ended September 30, 2008 and 2007 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The evaluation was performed for those tax years which remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes. The tax years ended December 31, 2007, 2006 and 2005, remain subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2007, 2006 and 2005, remain open for examination. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in unrecognized tax benefits. There were no material unrecognized tax benefits at December 31, 2007 and September 30, 2008. No interest or penalties on these unrecognized tax benefits has been recorded. As of September 30, 2008, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve-month period ending September 30, 2009.

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

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of September 30, 2008 and December 31, 2007 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time. The Company anticipates that additional information related to the floods (as discussed in Note 4) will be gathered in the coming quarters which may require an adjustment to the allowance for loan losses for flood-related issues.

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

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa. At September 30, 2008, the Bank has thirteen full-service locations.

The severe flooding that occurred in June 2008 impacted a large part of the Company’s trade area and operations. Two of the Bank’s offices were seriously damaged. The Bank’s Iowa City office reopened on October 27, 2008. The Bank anticipates opening its Cedar Rapids Downtown office in January 2009. The flooding damaged the local economy and infrastructure. Many homes and businesses were damaged or destroyed. The flooding affected the Company’s loan portfolio by damaging properties pledged as collateral and by impairing certain borrowers’ abilities to repay their loans. The Company’s success depends to a great extent on the success of the local economy, and the 2008 floods have negatively impacted the Company’s earnings. The financial effect of the 2008 floods on the Company is addressed in the analysis that follows and in Note 4.

During the nine months ended September 30, 2008, the national economy and the national credit markets were affected by a number of unusual adverse developments which caused deleveraging and increased reluctance by many market participants to accept credit risk. These developments included the action taken on September 7, 2008 to place the Federal National Mortgage Association and the Federal Home Loan Mortgage Association into a conservatorship run by the Federal Housing Finance Agency and supported by funding from the U.S. Treasury and the September 15, 2008 Chapter 11 bankruptcy filing by Lehman Brothers Holdings Inc. In response to such adverse developments, the Federal Reserve Board took a number of actions to provide liquidity to the financial system and to lower interest rates. Although such adverse developments have had little direct impact on the Company, they have increased the risk that unfavorable economic and market conditions may lead to decreased consumer confidence and real estate values which could adversely affect the business and profitability of the Company.

Net income for the nine month period ended September 30, 2008 was $11.33 million compared to $12.16 million for the same nine months of 2007, a decrease of 6.83%. The decline in net income is due mainly to flood-related expenses. These flood-related expenses consisted of (1) a $4,129,000 addition to the provision for loan losses, (2) recognition of a $355,000 loss in the value of property and equipment and (3) $467,000 of expenses incurred in dealing with the floods. These flood-related expenses totaled $3,057,000, net of a resulting $1,894,000 tax benefit. The $4,129,000 flood-related addition to the provision for loan losses exceeded the overall increase in the provision for loan losses of $4,029,000 from 2007 to 2008. The $355,000 loss in the value of property and equipment and $467,000 of expenses incurred in dealing with the floods were part of the $3,069,000 increase in other expense for the first nine months of 2008 when compared to the same period in 2007. These expense increases were partially offset by the increases in net interest income of $4,802,000 and other income of $648,000. Return on average equity was 11.16% for the nine months ended September 30, 2008 compared to 13.36% for the same period in 2007. Return on average assets was 0.90% in 2008 compared to 1.03% in 2007. Return on average assets and return on average equity are calculated based on annualized income based on the first nine months of the year. Dividends of $.91 per share were paid in January 2008 to 1,572 shareholders. The 2008 dividend was a 5.81% increase over the prior year’s dividend of $.86 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.45% in 2008 compared to 3.25% in 2007. Average earning assets were $1.603 billion in 2008 and $1.501 billion in 2007.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Highlights noted on the balance sheet as of September 30, 2008 for the Company included the following:

•	Total assets are $1.728 billion.
•	Net loans are $1.433 billion.
•	Loan growth of $73.5 million since December 31, 2007.
•	Deposit growth of $50.0 million since December 31, 2007.
•	Short-term borrowings increased $6.5 million since December 31, 2007.

Reference is made to Note 5 for a discussion of fair value measurements which relate to the methods used by the Company in recording assets and liabilities on its financial statements.

A detailed discussion of the financial condition and results of operations follows this overview.

Financial Condition

The asset growth for the nine months ended September 30, 2008 of $66.4 million included a net loan increase of $73.5 million and an increase in tax credit real estate of $3.5 million. The Company invested in its fifth tax credit property in September 2008. These increases were partially offset by a decrease in cash and cash equivalents of $9.1 million.

The Federal Open Market Committee decreased the federal funds target rate four times in the first nine months of 2008 to 2.00%. The downward movement started on September 18, 2007 when the rate decreased from 5.25% to 4.75%. The September 18, 2007 decrease was the first change in the target rate since June 20, 2006 and the first decrease since June 25, 2004 when the rate was increased from 1.00% to 1.25% and increased 17 times to 5.25% over the two-year period to June 2006. The Federal Reserve Board did not change the rate at its last meeting on September 16, 2008. Interest rates on loans are generally affected by such decreases since interest rates for the U.S. Treasury market normally decrease when the Federal Reserve Board lowers the federal funds target rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. As of September 30, 2008, the average rate indexes for one, three and five year indexes were 1.78%, 2.28% and 2.98%, respectively. The one year index decreased 56.05% from 4.05% at September 30, 2007, the three year index decreased 43.42% and the five year index decreased 29.55%. The three year index was at 4.03% and the five year index was at 4.23% at September 30, 2007. During this same nine-month period, the average federal funds rate decreased from 4.58% in 2007 to 2.03% in 2008.

The tables below set forth the composition of the loan portfolio as of September 30, 2008 and December 31, 2007 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$59,268	4.07%	$60,004	4.37%
Commercial and financial	154,575	10.62	132,070	9.62
Real estate:
Construction	138,576	9.52	123,144	8.97
Mortgage	1,067,533	73.35	1,020,802	74.40
Loans to individuals	35,437	2.44	36,289	2.64
	$1,455,389	100.00%	$1,372,309	100.00%
Less allowance for loan losses	24,070		19,710
	$1,431,319		$1,352,599

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
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

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning	$24,550	$18,850	$19,710	$17,850
Provision charged to expense	1,026	1,270	6,785	2,756
Recoveries	331	328	733	1,050
Loans charged off	(1,837)	(958)	(3,158)	(2,166)
Balance, ending	$24,070	$19,490	$24,070	$19,490

Non-performing loan information at September 30, 2008 and December 31, 2007, was as follows:

	September 30, 2008	December 31, 2007
	(Amounts in thousands)

Non-accrual loans	$5,592	$4,948
Accruing loans past due ninety days or more	6,835	6,019
Restructured loans	1,209	—
Non-performing loans (includes non-accrual loans)	40,884	39,583
Loans held for investment	1,455,389	1,372,309
Ratio of allowance for loan losses to loans held for investment	1.65%	1.44%
Ratio of allowance for loan losses to non-performing loans	58.87	49.79

Non-performing loans increased by $1.3 million from December 31, 2007 to September 30, 2008. Non-performing loans include any loan that has been placed on nonaccrual status. Non-performing loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. Non-performing loans were 2.81% of loans held for investment as of September 30, 2008 and 2.88% as of December 31, 2007. In the nine-month period ended September 30, 2008, non-performing loans increased $5.9 million due to flood-related loans. This increase was offset by improvement in other loan relationships and the payoff of one loan with a balance of approximately $2.2 million at December 31, 2007. In addition, one commercial customer with an aggregate loan balance of approximately $5.7 million at December 31, 2007 was upgraded during 2008. The majority of the non-performing loans is secured by real estate and is believed to be adequately collateralized. Loans 90 days past due that are still accruing interest increased $0.8 million in the first nine months of 2008. This increase is due mainly to four loans to four different borrowers. These four loans are not concentrated in one industry. The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of non-performing loans, chargeoffs and delinquencies could continue to rise and require increases in the provision for loan losses. The Company anticipates that additional information related to the floods (as discussed in Note 4) will be gathered in the coming quarters which may require an adjustment to the allowance for loan losses for flood-related issues.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

The Company restructured six loans totaling $1.2 million during the third quarter of 2008. The restructured loans relate to one customer relationship and are flood related. The Company would have recorded $54,000 in interest income during the nine months ended September 30, 2008 related to these loans if the loans had been current in accordance with their original terms. There was no interest income related to the restructured loans included in net income for the first nine months of 2008 as the accrued interest on the loans was charged off during the period and the loans are currently on non-accrual status. The Company loaned an additional $137,000 to the borrower in the third quarter of 2008 after the completion of the restructuring of the loans noted above. In addition, the Company has committed to lend an additional $270,000 to the customer.

Investment securities available for sale held by the Company decreased by $4.3 million from December 31, 2007 to September 30, 2008. The market value of securities available for sale was $1.4 million more than the amortized cost of such securities as of September 30, 2008. This is an increase of $0.4 million in market value since December 31, 2007. This increase in market value was offset by maturities of investment securities available for sale in excess of purchases of $4.3 million. There was also a decrease related to amortization of the discount on the securities of $0.3 million during the nine-month period ended September 30, 2008. The carrying values of investment securities for September 30, 2008 and December 31, 2007 are summarized in the following table (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Securities available for sale

Other securities (FHLB, FHLMC and FNMA)	$96,937	49.64%	$104,965	52.59%

State and political subdivisions	98,326	50.36	94,634	47.41

Total securities available for sale	$195,263	100.00%	$199,599	100.00%

Deposit growth was $50.0 million in the first nine months of 2008. Repurchase agreements decreased $2.8 million in the same period. Short-term borrowings at December 31, 2007 included federal funds purchased that increased $9.3 million to $49.0 million as of September 30, 2008. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Dividends and Equity

In January 2008, Hills Bancorporation paid a dividend of $4,086,000 or $.91 per share, a 5.81% increase from the $.86 per share paid in January 2007. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2008 totaled $136.5 million. Under risk-based capital rules, the total amount of risk based capital of the Company as of September 30, 2008, was 12.84% of risk-adjusted assets, and is substantially in excess of the required minimum of 8.00%. Risk-based capital was 13.39% and 13.37% as of September 30, 2007 and December 31, 2007, respectively. As of September 30, 2008, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2008 and 2007

Net Income Overview

Net income decreased $833,000 for the nine months ended September 30, 2008 compared to the first nine months of 2007. Total net income was $11,328,000 in 2008 and $12,161,000 in the comparable period in 2007. The changes in net income in 2008 from the first nine months of 2007 were the result of the following:

•	Net interest income increased by $4,802,000.
•	The provision for loan losses increased by $4,029,000.
•	Other income increased by $648,000.
•	Other expenses increased by $3,069,000.
•	Income taxes decreased by $815,000.

Net income for the nine-month period ended September 30, 2008 was $11.33 million compared to $12.16 million for the same nine months of 2007, a decrease of 6.83%. The decline in net income is due mainly to flood-related expenses. These flood-related expenses consisted of (1) a $4,129,000 addition to the provision for loan losses, (2) recognition of a $355,000 loss in the value of property and equipment and (3) $467,000 of expenses incurred in dealing with the floods. These flood-related expenses totaled $3,057,000, net of a resulting $1,894,000 tax benefit.

For the nine-month periods ended September 30, 2008 and 2007, basic earnings per share were $2.53 and $2.70, respectively. Diluted earnings per share were $2.52 for the nine months ended September 30, 2008 compared to $2.68 for the same period in 2007.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by two important factors. The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $39.8 million for the first nine months of 2008 was derived from the Company’s $1.603 billion of average earning assets during that period and its net interest margin of 3.45%. Average earning assets in the nine months ended September 30, 2007 were $1.501 billion and the net interest margin was 3.25%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.35% would have resulted approximately in a $1,200,000 decrease in income before income taxes in the nine month period ended September 30, 2008. Similarly, an increase in the net interest margin of 10 basis points to 3.55% would have resulted in approximately a $1,200,000 increase in net interest income before taxes. Net interest income for the Company increased due to the increase in average earning assets over the same period in 2007 and the increase in the net interest margin of 20 basis points.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.433 billion at September 30, 2008. The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans) and loans past due 90 days or more. The provision for loan losses was $6,785,000 in the first nine months of 2008 compared to $2,756,000 the same period in 2007. The increase of $4,029,000 is due primarily to the $4,129,000 of flood-related provision expense.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2008 and 2007 (continued)

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the net dollar amounts of the change in each. The net interest margin for the first nine months of 2008 was 3.45% compared to 3.25% in 2007 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2008 compared to the comparable period in 2007 are shown in the following table:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income
			Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$96,480	(0.39)%	$5,642	$(4,749)	$893
Taxable securities	3,591	0.12	116	98	214
Nontaxable securities	8,528	(0.07)	349	(53)	296
Federal funds sold	(6,324)	(2.90)	(261)	—	(261)
	$102,275		$5,846	$(4,704)	$1,142

Interest expense:
Interest-bearing demand deposits	$24,142	(0.48)	$(254)	$638	$384
Savings deposits	(9,610)	(0.92)	403	1,519	1,922
Time deposits	9,186	(0.48)	(340)	2,108	1,768
Short-term borrowings	33,737	(1.92)	(1,415)	1,525	110
FHLB borrowings	16,910	(0.12)	(675)	245	(430)
	$74,365		$(2,281)	$6,035	$3,754
Change in net interest income			$3,565	$1,331	$4,896

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2008	2007

Yield on average interest-earning assets	6.21%	6.54%
Rate on average interest-bearing liabilities	3.26	3.84
Net interest spread	2.95%	2.70%
Effect of noninterest-bearing funds	0.50	0.55
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.45%	3.25%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2008 and 2007 (continued)

Provision for Loan Losses

The provision for loan losses was $6,785,000 in 2008 compared to $2,756,000 in 2007, an increase of $4,029,000. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered appropriate by management. The provision is computed on a quarterly basis and is a result of management's determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the impact of borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks (primarily agricultural and spec real estate construction loans).

Provision expense increased in 2008 due to the increase in loans classified as watch or problem loans. Watch and problem loans increased $28.9 million in the nine-month period ended September 30, 2008 compared to an increase of $30.3 million during the same period in 2007. The increase in watch and problem loans in 2008 accounted for an additional provision expense of $3.6 million. The provision expense is dependent upon the types of loans included in the increase in watch and problem loans. While watch and problem loans increased more in 2007 as compared to 2008, a larger provision was required in 2008 due to the composition of the watch and problem loans. Approximately $21.8 million of the growth in watch and problem loans in 2008 was due to loans to customers affected by flooding, accounting for an increase in the provision of $4.1 million. The additional $8.0 million increase in watch and problem loans resulted in a decreased provision of $526,000 based on the composition of non-flood related loans. The provision for loan losses was also larger in 2008 due to loan growth of $73.5 million in the first nine months compared to $45.8 million in loan growth in the same period in 2007.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the nine months ended September 30, 2008 and 2007, recoveries were $733,000 and $1,050,000, respectively; and charge-offs were $3,158,000 in 2008 and $2,166,000 in 2007. The allowance for loan losses totaled $24,070,000 at September 30, 2008 compared to $19,710,000 at December 31, 2007. The allowance represented 1.65% and 1.44% of outstanding loans at September 30, 2008 and December 31, 2007, respectively. Except for determinations concerning customers affected by flooding as explained in Note 4, the methodology used in 2008 is consistent with 2007.

Net Gain on Sale of Loans

Net gain on sale of loans for the nine months ended September 30, 2008 was $975,000 compared to $743,000 for the comparable period ended September 30, 2007. Loans sold in the first nine months of 2008 totaled $105.5 million compared to $89.8 million in the same period in 2007, an increase of 17.5%.

Other Income

Other income, other than the net gain on sale of loans discussed above, increased by $416,000 for the nine months ended September 30, 2008. Trust fees increased $70,000 in 2008 although assets under management decreased from $952.3 million as of September 30, 2007 to $854.1 million as of September 30, 2008. Assets under management by the Trust Department decreased in 2008 due to overall market conditions resulting in a decline in value of such assets. Service charges and fees were up $59,000 in 2008. Debit card and point of sale (POS) interchange fees increased during 2008 by $356,000 due to volume of activity. This increase was offset by a decrease of $297,000 from fee income strategies. Rental revenue on tax credit real estate increased $252,000 for the nine-month period ended September 30, 2008. This increase was partially due to adjustments to income of $50,000 recorded upon receipt of the 2007 audited financial statements for the tax credit properties. In 2007, the audit adjustments decreased rental revenue on tax credit real estate by $96,000. In addition, the Company acquired a fourth tax credit real estate property in December 2007 and the 2008 results reflect amounts related to the new property.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2008 and 2007 (continued)

Other noninterest income was $2,031,000 for the nine months ended September 30, 2008, a $35,000 increase over the same period in 2007. Included in other noninterest income are amounts related to Visa, Inc. (“Visa”). In the first quarter of 2008, Visa completed its initial public offering (“IPO”). After the redemption, the Company has 4,210 shares of Visa Class B Common Stock which is valued at its carryover basis of $0 on the Company’s balance sheet. The sale of the stock is restricted for the longer of 3 years or the end of the litigation noted below. The Company received $114,000 in proceeds from the redemption of shares as a part of the IPO and recorded a gain. In addition, during the fourth quarter of 2007, the Company recorded a $50,000 reserve related to the Bank’s contingent liability, as a member of Visa, for the Bank’s portion of settlement payments arising from Visa’s litigation with American Express Company and Discover Financial Services. In conjunction with the IPO, Visa created a litigation escrow which is to be used to pay the litigation settlement payments. As a result, the Company recorded a receivable equal to the $50,000 reserve during the first quarter of 2008. This receivable is recorded as a contra-liability to the reserve. Both the liability and receivable are reflected in other liabilities on the Company’s consolidated financial statements. The economic benefit of the receivable is recorded in other noninterest income. In October 2008, Visa reached a settlement with Discover Financial Services. The Company’s share of the settlement obligation is approximately $33,000 which is expected to be funded through the issuance of additional shares by Visa through the litigation escrow. The increase related to Visa is offset by a decrease of $131,000 in earnings on official check balances. In 2007, the Company utilized a third-party service provider to issue its official checks. The third party paid interest on the balances required to cover outstanding official checks. In February 2008, the Company changed to an in-house processing system for official checks. Therefore, interest is no longer being earned on the outstanding official check balances.

Other Expenses

Other expenses increased $3,069,000 in 2008 to $29,672,000 from the same period in 2007. This increase of 11.54% included an increase of $792,000 in salaries and benefits. Direct salary expense was up $685,000, or 6.38%, due to annual pay adjustments and the addition of employees in 2008. Occupancy expenses increased $70,000 in 2008 due to an increase of $59,000 related to building maintenance and upkeep related to increased snow removal costs in the first quarter of 2008. In addition, real property taxes increased $52,000 in 2008 due to the assessed values of the Company’s locations. These increases were offset by a decrease in building rents of $36,000 in 2008 to $137,000. In 2007, building rents included rent paid on a former location which has not been incurred in 2008. For the nine months ended September 30, 2008, furniture and equipment expense was $2,699,000 compared to $2,596,000 for 2007. The increase of $103,000 includes $68,000 for equipment and software maintenance contracts. This expense was $970,000 in 2008 and $902,000 one year ago. The change in the maintenance contract expense is due to increased costs of recurring maintenance contracts with the Company’s core processing system and other existing systems.

Outside services expense increased $374,000 for the nine months ended September 30, 2008 compared to September 30, 2007. Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Credit card, debit card and merchant card processing expenses increased $96,000 due to the volume of transactions in 2008 compared to 2007. Professional fees were $701,000 for the nine months ended September 30, 2008, an increase of $107,000 over the similar period in 2007. This increase included $82,000 in fees paid to a third party for internal audit services and $16,000 in conversion costs for the Company’s trust software. Appraisal and abstract fees increased $58,000 from 2007 to 2008 based on loan volume. In addition, during the first nine months of 2008, the gain or loss on repossessed real estate properties and other repossessed assets decreased $63,000 from the same period in 2007. During 2007, eleven properties were sold at a net loss of approximately $9,000. The eight properties sold in 2008 were at a net loss of $29,000. Also, other repossessed assets were sold at a loss of $25,000 in 2008.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2008 and 2007 (continued)

Rental expenses on tax credit real estate were $1,001,000 in 2008, an increase of $270,000 from the nine-month period ended September 30, 2007. This increase is due mainly to the addition of the fourth property noted above under other income. Other noninterest expense increased $1,423,000 to $2,408,000 for the nine months ended September 30, 2008. The majority of this increase is due to the $822,000 in flood-related items detailed in Note 4. Also, there was an increase in the FDIC assessment of $553,000 in 2008 compared to 2007.

Income Taxes

Federal and state income tax expenses were $4,603,000 and $5,418,000 for the nine months ended September 30, 2008 and 2007, respectively. Income taxes as a percentage of income before taxes were 28.89% in 2008 and 30.82% in 2007. The amount of tax credits was $530,000 and $420,000 for the nine month period ended September 30, 2008 and 2007, respectively.

The decrease in the effective tax rate is due mainly to tax-exempt interest income and its relationship to total income before income taxes. For the first nine months of 2007, tax-exempt interest income was $2,333,000, or 13% of income before income taxes resulting in a 4.65% decrease in the effective tax rate. For the first nine months of 2008, tax-exempt interest income was $2,526,000, or 16% of income before income taxes. This decreased the effective tax rate an additional 0.90% for a total reduction in the effective tax rate of 5.55% in 2008. Also, tax credits increased $110,000 for the nine months ended September 30, 2008 as compared to the same period in 2007, reducing the effective tax rate an additional 0.94%.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2008 and 2007

Net Income

Net income increased to $4,689,000 for the three months ended September 30, 2008 from $4,089,000 for the same period in 2007, an increase of 14.67%. Earnings per share, both basic and diluted, increased for the three months ended September 30, 2008 compared to the same period in 2007. For the three-month period ended September 30, 2008, basic and diluted earnings per share were $1.05. For the three months ended September 30, 2007, basic earnings per share was $0.91 and diluted earnings per share was $0.90. Return on average equity was 13.77% for the three months ended September 30, 2008 compared to 13.24%, for the same period in 2007. Return on average assets was 1.09% in 2008 and 1.04% in 2007. Return on average assets and return on average equity are calculated based on annualized results for the third quarter.

Net Interest Income

Net interest income increased for the three month period ended September 30, 2008 by $2,002,000 from the similar period in 2007. The net interest margin in 2008 was 3.56% compared to 3.28% in 2007. Net interest income changes on a tax-equivalent basis for the three months ended September 30, 2008 and 2007 are as follows:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income
			Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$109,847	(0.61)%	$2,036	$(2,372)	$(336)
Taxable securities	(9,618)	0.25	(47)	16	(31)
Nontaxable securities	9,353	(0.15)	128	(37)	91
Federal funds sold	(1,724)	(2.54)	(25)	—	(25)
	$107,858		$2,092	$(2,393)	$(301)

Interest expense:
Interest-bearing demand deposits	$20,855	(0.61)	$(71)	$268	$197
Savings deposits	(12,716)	(1.26)	128	753	881
Time deposits	14,141	(0.92)	(149)	1,346	1,197
Short-term borrowings	48,793	(2.30)	(676)	719	43
FHLB borrowings	7,154	(0.15)	(91)	100	9
	$78,227		$(859)	$3,186	$2,327
Change in net interest income			$1,233	$793	$2,026

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2008	2007

Yield on average interest-earning assets	6.07%	6.58%
Rate on average interest-bearing liabilities	2.98	3.86
Net interest spread	3.09%	2.72%
Effect of noninterest-bearing funds	0.47	0.56
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.56%	3.28%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2008 and 2007 (continued)

Provision for Loan Losses

The provision for loan losses was $1,026,000 for the quarter ended September 30, 2008 compared to $1,270,000 for the comparable quarter in 2007, a decrease of $244,000. As discussed in connection with the results of operations for the nine months, the allowance for loan losses was adjusted due to management’s analysis of the outstanding loans at September 30, 2008. Loans classified as potential watch, watch or problem loans decreased $9.6 million in the third quarter of 2008 compared to an increase of $11.1 million in these categories during the third quarter of 2007. The decrease in loans classified as potential watch, watch or problem in the third quarter of 2008 reduced the provision by $1.2 million. In the third quarter of 2007, the increase in loans classified as potential watch, watch and problems loans increased the provision by $0.3 million. The decrease in the provision due to loan quality in the third quarter of 2008 was offset by an additional provision of $0.9 million due to loan growth of $36.3 million in pass loans during the three months. The growth in pass loans for the third quarter of 2007 was $19.9 million accounting for $0.3 million in additional provision.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the three months ended September 30, 2008 and 2007, recoveries were $331,000 and $328,000, respectively; and charge-offs were $1,837,000 in 2008 and $958,000 in 2007. The allowance for loan losses totaled $24,070,000 at September 30, 2008 compared to $19,490,000 at September 30, 2007. The allowance represented 1.65% and 1.44% of outstanding loans at September 30, 2008 and September 30, 2007, respectively.

Other Income

Total other income was $4,072,000 and $4,217,000 for the three months ended September 30, 2008 and 2007. Net gain on sale of loans increased by $49,000 in the quarter ended September 30, 2008 as compared to the same quarter in 2007 due to an increase in the volume of loans sold in 2008. The trust fees for 2008 were $59,000 lower than 2007 mainly due to the decline in the value of assets under management. Service charges and fees were down $77,000 in the three months ended September 30, 2008. The decline was mainly due to a decrease of $160,000 from fee income strategies. These decreases are offset by an increase of $125,000 in debit card and point of sale (POS) pin interchange fees. These fees increased due to the volume of activity. Rental revenue on tax credit real estate increased $52,000 for the three-month period ended September 30, 2008. As noted in the nine-month discussion, the Company acquired a fourth tax credit real estate property in December 2007 and the 2008 results reflect amounts related to the new property. Other non-interest income decreased $110,000 to $573,000 for the three months ended September 30, 2008. This decrease includes a decline of $54,000 related to official check balance earnings in the third quarter 2008 compared to the same period 2007, as discussed in the nine-month section. Also, credit card merchant fees are $31,000 lower in 2008 compared to 2007.

Other Expenses

Total expenses for the 2008 third quarter compared to the 2007 third quarter increased $1,257,000 to $10,327,000. Salaries and employee benefits increased $343,000 for the quarter ended September 30, 2008 compared to 2007. Direct salary expense was up $275,000, or 7.56%, due to annual pay adjustments and additional employees in 2008. Advertising and business development expenses increased $54,000 in comparing the quarters. This increase is due in part to expenses related to the Company’s credit card incentive program which was $31,000 more in 2008. Outside services increased $180,000 from the third quarter of 2007. Professional fees increased $38,000 in 2008 due to amounts paid to an outside third party for internal audit services. The internal audit fees were incurred later in the year during 2007. Other professional fees were also more for the three months ended September 30, 2008 due to increases of $36,000 in filing and recording fees due to loan volume and $32,000 more in attorney’s fees. Also, expenses related to repossessed properties and other loan collateral increased $50,000 in the third quarter of 2008 in comparison to the third quarter of 2007. This increase was due in part to $33,000 in losses on the resale of repossessed property and other collateral in 2008 compared to a loss of $5,000 in 2007.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2008 and 2007 (continued)

Rental expenses on tax credit real estate were $408,000 in the third quarter of 2008, an increase of $168,000 from the third quarter of 2007. This increase is due mainly to the addition of the fourth property noted under other income. Other noninterest expense increased $458,000 to $817,000 for the three months ended September 30, 2008. The increase includes $157,000 in flood-related items incurred in the third quarter (see Note 4). Also, there was an increase in the FDIC assessment of $275,000 in 2008.

Income Taxes

Income tax expense as a percentage of income before taxes decreased to 30.50% in 2008 from 30.73% in 2007. Income tax expense was $244,000 more in 2008 compared to 2007 primarily due to the $844,000 increase in income before income taxes. The amount of tax credits was $177,000 for the third quarter of 2008 and $140,000 for the third quarter of 2007.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition
And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 11.30% of the Company’s total assets at September 30, 2008, compared to 12.02% at December 31, 2007.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of September 30, 2008, the Company had borrowed $265.0 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. Two advances of $10 million each matured in February and April 2008 and were repaid. There was one new advance in May 2008 for $20 million at 3.65%. This new advance is due in 2018 but is callable as early as 2013. These advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $170 million at September 30, 2008.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $78 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2008.

In an attempt to address the issues that many banks are facing, the U.S. Treasury Department has made funds available to certain banks under its Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The Company is currently reviewing the benefits of accessing this source of capital.

As of September 30, 2008, investment securities with a carrying value of $93,580,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law. As of December 31, 2007, investment securities with a carrying value of $87,076,000 were pledged.

Contractual Obligations

As of September 30, 2008, there had been no material changes in the Company’s contractual obligations from those disclosed in its Annual Report in Form 10-K for the year ended December 31, 2007.

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

HILLS BANCORPORATION

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

The following risk factor should be considered in addition to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

A natural disaster could harm the Company’s business.

The severe flooding that occurred in 2008 affected our loan portfolio by damaging properties pledged as collateral and by impairing certain borrowers’ abilities to repay their loans. As a result of the floods, we made a significant provision for loan losses in the second and third quarters of 2008. The after effects of the floods may continue to affect our loan quality into the future. The severity and duration of the effects of the flooding will depend on a variety of factors that are beyond our control, including the amount and timing of government investment in the area, the pace of rebuilding and economic recovery in Johnson and Linn Counties and the extent to which any property damage is covered by insurance. The effects described above are difficult to accurately predict or quantify at this time. As a result, uncertainties remain regarding the impact the flooding will have on the financial results of the Company. Further, the area in which the Company operates may experience flooding and other natural disasters in the future, and some of those events may have effects similar to those caused by the 2008 flooding.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	800	$ 53.50	118,199	631,801
August 1 to August 31	2,365	53.50	120,564	629,436
September 1 to September 30	2,207	53.50	122,771	627,229
Total	5,372	$ 53.50	122,771	627,229

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

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

Item 5.	Other Information

None

Item 6.	Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: November 7, 2008	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: November 7, 2008	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION

QUARTERLY REPORT OF FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2008

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2008 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	40 - 41 of 42

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	42 of 42