Form 10-K
period 2008-12-31
HILLS BANCORPORATION
filed 2009-03-11
CIK 732417

HILLS BANCORPORATION

FORM 10-K

DECEMBER 31, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.	Commission File Number 0-12668.

HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)

Iowa	42-1208067

(State or Other Jurisdiction of	(IRS Employer Identification No.)
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

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant’s common stock held by nonaffiliates on January 31, 2009 (based upon reports of beneficial ownership that approximately 81% of the shares are so owned by nonaffiliates and upon the last independently appraised fair value of the Registrant’s common stock of $55.00 per share) was $196,796,930.

The number of shares outstanding of the Registrant’s common stock as of February 28, 2009 is 4,437,930 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 20, 2009 for the Annual Meeting of the Shareholders of the Registrant to be held April 20, 2009 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

The Bank’s business is not seasonal, except that loan origination fees are driven by interest rate movements and are higher in a low rate environment. As of December 31, 2008, the Company had no employees and the Bank had 339 full-time and 101 part-time employees.

Item 1.	Business (Continued)

Johnson County and Linn County

The Bank’s primary trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa. These communities have a combined population of approximately 93,700. Johnson County, Iowa has a population of approximately 124,000. The University of Iowa in Iowa City has approximately 30,600 students and 22,700 full and part-time employees, including 7,700 employees of The University of Iowa Hospitals and Clinics.

The Bank also operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa. Lisbon has a population of approximately 2,100 and Mount Vernon, located two miles from Lisbon, has a population of about 4,200. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa. Cedar Rapids has a metropolitan population of approximately 157,300, including approximately 31,400 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380. The total population of Linn County is approximately 208,100. The largest employer in the Cedar Rapids area is Rockwell Collins, manufacturer of communications instruments, with about 9,400 employees.

Other large employers in the Johnson and Linn County areas and their approximate number of employees are as follows (Data source is Priority One):

Employer	Type of Business	Employees

Cedar Rapids and Linn-Mar School Districts	Education	3,800
AEGON USA, Inc.	Insurance	3,500
Hy-Vee Food Stores	Grocery Stores	3,000
St. Luke’s Hospital	Health Care	2,800
Mercy Medical Center	Health Care	2,500
Whirlpool Corp.	Appliances	2,300
Iowa City Community School District	Education	1,600
Kirkwood Community College	Education	1,600
City of Cedar Rapids	City Government	1,500
Wal-Mart Stores, Inc.	Discount Store	1,500
ACT, Inc.	Educational Testing Service	1,400
Mercy Iowa City	Health Care	1,400
Pearson Educational Measurement	Information Services - Computers	1,300
Veteran’s Administration Medical Center	Health Care	1,300
Quaker Oats Company	Cereals and Chemicals	1,200
West Liberty Foods	Food Processor	1,200

Washington County

The Bank has offices located in Kalona and Wellman, Iowa, which are in Washington County. Kalona is located approximately 20 miles south of Iowa City. Wellman is located approximately 5 miles west of Kalona. Kalona has a population of approximately 2,400 and Wellman has a population of about 1,500. The population of Washington County is approximately 21,600. Both Kalona and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 93,000) and Washington, Iowa (population 7,000).

Item 1.	Business (Continued)

COMPETITION

Competition among financial institutions in attracting and retaining deposits and making loans is intense. Traditionally, the Company’s most direct competition for deposits has come from commercial banks, savings institutions and credit unions doing business in its areas of operation. Increasingly, the Company has experienced additional competition for deposits from nonbanking sources, such as securities firms, insurance companies, money market mutual funds and financial services subsidiaries of commercial and manufacturing companies. Competition for loans comes primarily from other commercial banks, savings institutions, consumer finance companies, credit unions, mortgage banking companies, insurance companies and other institutional lenders. The Company competes primarily on the basis of products offered, customer service and price. A number of institutions with which the Company competes enjoy the benefits of fewer regulatory constraints and lower cost structures. Some have greater assets and capital than the Company does and, thus, are better able to compete on the basis of price than the Company is. Technological advances, which may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties, could make it more difficult for the Company to compete in the future.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County. A comparison of the number of office locations and deposits in the three counties as of June, 2008 (Most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County

	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)

Hills Bank and Trust Company	6	$854	5	$239	2	$75
Branches of largest competing national bank	7	191	9	714	1	22
Largest competing independent bank	6	440	8	450	2	168
Largest competing credit union	6	572	7	427	1	1
All other bank and credit union offices	29	533	87	2,548	7	200

Total Market in County	54	$2,590	116	$4,378	13	$466

Effective July 1, 2004, all limitations on bank office locations of Iowa law were repealed, effectively allowing statewide branching. Since that date, banks have been allowed to establish an unlimited number of offices in any location in Iowa subject to regulatory approval. Since July 1, 2006, six new offices have been added in Johnson County and fifteen in Linn County, while the population base has increased by 5,100, or 1.56%, in the two counties in the last two years. The number of banking offices in Washington County has increased by two while its population has remained stable. The total deposits in the three counties increased $699 million, or 10.38%, since July 1, 2006.

Item 1.	Business (Continued)

THE ECONOMY

The Bank’s primary trade territory is Johnson and Linn County, Iowa. The Bank has two offices in Washington County, Iowa. The table that follows shows employment information as of December 31, 2008, regarding the labor force and unemployment levels in the three counties in which the Bank has office locations along with comparable data on the United States and the State of Iowa.

	Labor Force	Unemployed	Rate %

United States	154,447,000	11,108,000	7.2%
State of Iowa	1,671,900	77,100	4.6%
Johnson County	77,400	2,500	3.3%
Linn County	118,700	5,400	4.5%
Washington County	12,900	600	4.6%

The unemployment rate for the Bank’s prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa. The unemployment rates in 2007 were 5.0% for the United States, 4.0% for the State of Iowa and 2.8%, 4.0% and 3.9% for Johnson, Linn and Washington Counties, respectively. As noted within the employment table of large employers in Johnson and Linn County, the University of Iowa’s impact on the local economy is very important in maintaining acceptable employment levels. The FY 2008-2009 budget for the University of Iowa, including the University of Iowa Hospital and Clinics, is $2.7 billion with state appropriations of approximately $394 million, or about 14.7% of the total. The University of Iowa Hospitals and Clinics have a FY 2008-2009 budget of $855 million with 7.40% coming from State of Iowa appropriations.

Due to national and state economic challenges, the State of Iowa took several steps at the end of 2008 to address expected budget shortfalls including across the board spending cuts of approximately 1.5%, or $91.4 million, for the current fiscal year. These spending cuts are part of a total budget reduction of $178.4 million which also includes a hiring freeze, delayed capital purchases and other measures. The spending cuts are due to reductions in estimates for state revenues over the next two years. This reduction in the State budget will require the University of Iowa to return $7.5 million in appropriations to the State of Iowa and includes reductions in building repair, capital project deferrals and general expense cutbacks. It is unclear what impact the continued stress of the State budget will have on the University of Iowa and the University of Iowa Hospitals and Clinics. Johnson and Linn Counties have been one of the strongest economic areas in Iowa and have had substantial economic growth in the past ten years. The largest segment of the employed population is employed in manufacturing, management, professional or related occupations.

It is difficult to predict how the national economic struggles will impact the State of Iowa going forward. The proposed State of Iowa budget for FY 2009-2010 includes a 6.5% cut for most state agencies. The three state universities would see a combined loss of more than $40 million. A 6.5% decrease in state appropriations would mean an $18 million reduction for the University of Iowa. The State budget cuts would also affect several of the large employers in the Company’s market area including county and local governments and school districts.

The economies in the counties continue to be enhanced by local Iowa colleges and the University of Iowa. In addition to providing quality employment, they enroll students who provide economic benefits to the area. The following table indicates Fall 2008 enrollment.

College	City	Enrollment

The University of Iowa	Iowa City	30,561
Coe College	Cedar Rapids	1,326
Cornell College	Mount Vernon	1,150
Kirkwood Community College	Cedar Rapids, Iowa City and Washington	15,220
Mount Mercy College	Cedar Rapids	1,555

Item 1.	Business (Continued)

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which historically has been affected by commodity prices and weather. The average price per acre of farm land continues to be an important factor to consider when reviewing the local economy. The average price per acre in Iowa in 2008 was $4,468 compared to $3,908 in 2007, a 14.33% increase. The range of average land prices in Johnson, Linn and Washington counties is between $4,867 and $5,196 per acre. The three counties average increase was 12.68% in 2008. The Bank’s total agricultural loans comprise about 4.29% of the Bank’s total loans.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. Current Federal Reserve minimum requirements for a well capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%. As of December 31, 2008, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 8.99%, with total Tier 1 risk-based capital ratio of 11.38% and a total risk-based capital ratio of 12.64%.

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

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the bank. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

Item 1.	Business (Continued)

On February 27, 2009, the Board of Directors of the FDIC voted to amend its restoration plan in several respects. As a result of this amendment, (1) the term of the restoration plan will be extended from five to seven years, (2) the base assessment rate for Risk Category I institutions would increase from a range of 12-14 basis points to a range of 12-16 basis points beginning on April 1, 2009, (3) the increase in assessments for institutions that rely significantly on brokered deposits would apply to well-managed and well-capitalized institutions only when accompanied by rapid asset growth and (4) incentives would be provided in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. On February 27, 2009, the Board of Directors of the FDIC also adopted an interim rule pursuant to which a 20 basis point emergency assessment was imposed on all institutions to be collected on September 30, 2009, and an additional 10 basis point emergency assessment may be imposed after June 30, 2009. This interim rule will not be final until after the comment period which ends March 31, 2009. These recent actions of the Board of Directors of the FDIC and either an increase in the risk category of the Bank or further adjustments to the base assessment rates could have a material adverse effect on our earnings.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The current annualized assessment rate is 1.14 basis points, or approximately .285 basis points per quarter. These assessments will continue until the FICO bonds mature in 2019.

Capital Requirements. Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets. At December 31, 2008, the Tier 1 risk-based leverage ratio of the Bank was 8.98% and exceeded the ratio required by the Superintendent.

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

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the Superintendent’s examination and supervision operations. Effective July 1, 2002, the Superintendent changed the method of computation of the supervisory assessment from billing for each state examination completed based on an hourly rate, to billing on an annual basis based on the assets of the bank, the expected hours needed to conduct examinations of that size bank and an additional amount if more work is required. For fiscal 2008, the Bank’s Iowa supervisory assessment total was $128,037.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008. Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice. The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of total risk-based capital to assets of 8%, $31,990,000 of the Bank’s total retained earnings of $156,795,000 as of December 31, 2008 are available for the payment of dividends to the Bank.

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

Item 1.	Business (Continued)

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

Financial Privacy. In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions this decade has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U. S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31

	2008	2007	2006

	(Amounts In Thousands)
ASSETS
Cash and cash equivalents	$21,308	$22,145	$23,840
Taxable securities	114,717	114,271	123,376
Nontaxable securities	96,771	88,727	82,031
Federal funds sold	863	6,527	878
Loans, net	1,406,447	1,305,485	1,217,009
Property and equipment, net	22,208	21,700	22,301
Other assets	37,370	31,036	27,984

	$1,699,684	$1,589,891	$1,497,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$155,017	$137,271	$135,249
Interest-bearing demand deposits	182,554	157,483	140,171
Savings deposits	255,026	261,914	264,210
Time deposits	588,691	575,738	518,313
Short-term borrowings	84,119	51,880	63,358
FHLB borrowings	261,399	248,804	231,691
Other liabilities	14,198	11,591	10,387
Redeemable common stock held by Employee Stock Ownership Plan	23,010	21,573	20,787
Stockholders’ equity	135,670	123,637	113,253

	$1,699,684	$1,589,891	$1,497,419

Item 1.	Business (Continued)

INTEREST INCOME AND EXPENSE

	Years Ended December 31

	2008	2007	2006

	(Amounts In Thousands)

Income:
Loans (1)	$89,525	$88,937	$80,393
Taxable securities	4,734	4,706	4,438
Nontaxable securities (1)	5,204	4,852	4,462
Federal funds sold	18	325	40

Total interest income	99,481	98,820	89,333

Expense:
Interest-bearing demand deposits	1,571	2,246	1,372
Savings deposits	3,397	6,034	5,318
Time deposits	23,897	26,997	21,151
Short-term borrowings	1,756	2,151	2,801
FHLB borrowings	12,860	12,524	11,720

Total interest expense	43,481	49,952	42,362

Net interest income	$56,000	$48,868	$46,971

(1)	Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Item 1.	Business (Continued)

INTEREST RATES AND INTEREST DIFFERENTIAL

	Years Ended December 31

	2008	2007	2006

Average yields:
Loans (1)	6.35%	6.80%	6.59%
Loans (tax equivalent basis)	6.37	6.81	6.61
Taxable securities	4.13	4.12	3.60
Nontaxable securities	3.50	3.55	3.54
Nontaxable securities (tax equivalent basis)	5.38	5.47	5.44
Federal funds sold	2.05	4.98	4.51
Average rates paid:
Interest-bearing demand deposits	0.86	1.43	0.98
Savings deposits	1.33	2.30	2.01
Time deposits	4.06	4.69	4.08
Short-term borrowings	2.09	4.15	4.42
FHLB borrowings	4.92	5.03	5.06
Yield on average interest-earning assets	6.15	6.52	6.28
Rate on average interest-bearing liabilities	3.15	3.85	3.47
Net interest spread (2)	3.00	2.68	2.81
Net interest margin (3)	3.47	3.24	3.31

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)

Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.

(3)

Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets. The net interest margin increased 23 basis points in 2008 and declined 7 basis points in 2007. The net interest spread increased 32 basis points in 2008 and decreased 13 basis points in 2007. The net interest margin increased in 2008 due to the falling rate environment. The Company was able to reprice interest-bearing liabilities downward more quickly that the average yields on earnings assets.

Item 1.	Business (Continued)

CHANGES IN INTEREST INCOME AND EXPENSE

	Changes Due To Volume	Changes Due To Rates	Total Changes

	(Amounts In Thousands)

Year ended December 31, 2008:
Change in interest income:
Loans	$7,617	$(7,028)	$589
Taxable securities	24	4	28
Nontaxable securities	439	(88)	351
Federal funds sold	(307)	—	(307)

	$7,773	$(7,112)	$661

Change in interest expense:
Interest-bearing demand deposits	(358)	1,032	674
Savings deposits	382	2,256	2,638
Time deposits	(607)	3,707	3,100
Federal funds purchased and securities sold under agreements to repurchase	(1,673)	2,068	395
FHLB borrowings	(671)	335	(336)

	(2,927)	9,398	6,471

Change in net interest income	$4,846	$2,286	$7,132

Year ended December 31, 2007:
Change in interest income:
Loans	$5,844	$2,700	$8,544
Taxable securities	(321)	589	268
Nontaxable securities	364	26	390
Federal funds sold	255	30	285

	$6,142	$3,345	$9,487

Change in interest expense:
Interest-bearing demand deposits	(169)	(704)	(873)
Savings deposits	374	(1,091)	(717)
Time deposits	(2,343)	(3,503)	(5,846)
Federal funds purchased and securities sold under agreements to repurchase	681	(31)	650
FHLB borrowings	(866)	62	(804)

	(2,323)	(5,267)	(7,590)

Change in net interest income	$3,819	$(1,922)	$1,897

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

	December 31,

	2008	2007	2006	2005	2004

	(Amounts In Thousands)

Agricultural	$64,198	$60,004	$49,223	$43,730	$39,116
Commercial and financial	162,170	132,070	118,339	91,501	70,453
Real estate, construction	140,349	123,144	114,199	83,456	72,388
Real estate, mortgage	1,095,742	1,020,802	983,489	906,188	797,958
Loans to individuals	35,041	36,289	31,827	32,201	32,106

Total	$1,497,500	$1,372,309	$1,297,077	$1,157,076	$1,012,021

There were no foreign loans outstanding for any of the years presented.

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 2008:

	Amount Of Loans	One Year Or Less (1)	One To Five Years	Over Five Years

	(Amounts In Thousands)

Commercial	$221,621	$120,734	$87,303	$13,584
Real Estate	1,240,523	290,224	876,765	73,534
Other	35,356	8,435	19,425	7,496

Totals	$1,497,500	$419,393	$983,493	$94,614

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$751,802	$172,444	$507,346	$72,012
Variable rate	745,698	246,949	476,147	22,602

	$1,497,500	$419,393	$983,493	$94,614

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans are re-evaluated prior to their maturity and are likely to be extended.

Item 1.	Business (Continued)

NONACCRUAL, PAST DUE, RESTRUCTURED AND NON-PERFORMING LOANS

The following table summarizes the Company’s non-accrual, past due, restructured and non-performing loans as of December 31 for each of the years presented:

	2008	2007	2006	2005	2004

	(Amounts In Thousands)

Nonaccrual loans	$2,535	$4,948	$879	$175	$808
Accruing loans past due 90 days or more	5,049	6,019	4,983	1,910	2,313
Restructured loans	4,478	—	—	—	—
Non-performing (includes non-accrual loans)	52,186	39,583	14,681	16,602	18,977
Loans held for investment	1,497,500	1,372,309	1,297,077	1,157,076	1,012,021
Ratio of allowance for loan losses to loans held for investment	1.85%	1.44%	1.38%	1.33%	1.36%
Ratio of allowance for loan losses to non-performing loans	53.00	49.79	121.59	92.52	72.67

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Loans are placed on non-accrual status when management believes the collection of future principal and interest is not reasonably assured. The decrease in non-accrual loans from December 31, 2007 to December 31, 2008 relates to one borrower relationship that had an aggregate balance of approximately $3.6 million as of December 31, 2007. Approximately $3.4 million related to this borrower relationship is included in other real estate owned as of December 31, 2008. Non-accrual loans represent 0.17% of total loans as of December 31, 2008 compared to 0.36% of total loans as of December 31, 2007. The non-accrual loans are considered to be impaired loans for purposes of reviewing the adequacy of the loan loss reserve. Interest income was reduced by $163,000, $279,000 and $34,000 for the years ended December 31, 2008, 2007 and 2006, respectively, by the classification of the loans as non-accrual.

Accruing loans past due 90 days or more decreased $1.0 million from 2007 to $5,049,000 as of December 31, 2008. Real estate loans make up approximately $4.5 million, or 90%, of this total. As of December 31, 2008 and 2007, loans 90 days past due and accruing were 0.34% and 0.44% of total loans, respectively. Management believes that loans 90 days past due and accruing are adequately collateralized.

The Company has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans. The Company has no interest-bearing assets, other than loans, that meet the non-accrual, past due, restructured or potential problem loan criteria.

Non-performing loans increased by $12.6 million from December 31, 2007 to December 31, 2008. Non-performing loans were 3.48% of loans as of December 31, 2008 and 2.88% as of December 31, 2007. Non-performing loans, which are considered impaired, include any loan that has been placed on nonaccrual status. Non-performing loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. This increase in non-performing loans is due in part to $5.0 million in flood-related loans. In addition, two large borrower relationships were added to non-performing loans. The first borrower relationship consists mainly of commercial real estate loans with an aggregate balance of approximately $10.4 million as of December 31, 2008. The second borrower relationship had an aggregate balance of $3.3 million as of December 31, 2008 and relates to residential development in the Company’s market area. These increases of $18.7 million were offset by improvements in various borrower relationships considered non-performing as of December 31, 2007. The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions continue to deteriorate, certain borrowers may experience additional difficulty and the level of nonperforming loans, chargeoffs and delinquencies could continue to rise and require further increases in the provision for loan losses.

Item 1.	Business (Continued)

The Company restructured loans totaling $4.5 million during 2009. These loans related to two customers. The first customer relationship consisted of six loans totaling $1.2 million and is flood related. The Company would have recorded $63,000 in interest income during 2008 related to these loans if the loans had been current in accordance with their original terms. There was no interest income related to the restructured loans included in net income for 2008 as the accrued interest on the loans was charged off during the period and the loans are currently on non-accrual status. The Company loaned an additional $137,000 to the borrower in 2008 after the completion of the restructuring of the loans noted above. In addition, the Company has committed to lend an additional $270,000 to the customer. The second restructured customer relationship consisted of four loans totaling $3.3 million. This restructure was completed as of the end of 2008. There was no lost interest income related to this customer relationship. The Company does not have any commitments to lend the customer additional funds.

Specific allowances for losses on non-accrual and non-performing loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral if the loan is collateral dependent.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank’s loan loss experience for each of the last five years:

	Year Ended December 31,

	2008	2007	2006	2005	2004

	(Amounts In Thousands)

Allowance for loan losses at beginning of year	$19,710	$17,850	$15,360	$13,790	$12,585

Charge-offs:
Agriculture	99	343	40	—	78
Commercial and financial	1,359	1,422	677	802	224
Real estate, mortgage	2,427	622	529	392	431
Loans to individuals	604	531	627	981	635

	4,489	2,918	1,873	2,175	1,368

Recoveries:
Agriculture	61	44	44	47	36
Commercial and financial	335	479	863	191	151
Real estate, mortgage	237	299	223	265	104
Loans to individuals	299	427	222	1,141	812

	932	1,249	1,352	1,644	1,103

Net charge-offs (recoveries)	3,557	1,669	521	531	265

Provision for loan losses (1)	11,507	3,529	3,011	2,101	1,470

Allowance for loan losses at end of year	$27,660	$19,710	$17,850	$15,360	$13,790

Ratio of net charge-offs (recoveries) during year to average loans outstanding	0.25%	0.13%	0.04%	0.05%	0.03%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired. If the loans are impaired, the Bank determines if a specific allowance is appropriate. In addition, the Bank’s management also reviews and, where determined necessary, provides allowances based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk (e.g., agricultural loans and constructed model real estate loans). Loans for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed. The percentage begins with historical loss experience factors, which are then adjusted for current economic factors.

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of December 31, 2008, 2007, 2006, 2005 and 2004:

	2008			2007
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans

	(In Thousands)			(In Thousands)
Agriculture	$2,310	8.35%	4.29%	$1,614	8.19%	4.37%
Commercial	5,478	19.81	10.83	4,382	22.23	9.62
Real estate, construction	4,716	17.05	9.37	2,568	13.03	8.97
Real estate, mortgage	14,511	52.46	73.17	10,335	52.44	74.40
Consumer	645	2.33	2.34	811	4.11	2.64

	$27,660	100.00%	100.00%	$19,710	100.00%	100.00%

	2006			2005
Agriculture	$1,509	8.45%	3.79%	$1,528	9.95%	3.78%
Commercial	3,700	20.73	9.12	2,676	17.42	7.91
Real estate, construction	2,064	11.56	8.80	1,339	8.72	7.21
Real estate, mortgage	9,782	54.80	75.82	9,061	58.99	78.32
Consumer	795	4.46	2.47	756	4.92	2.78

	$17,850	100.00%	100.00%	$15,360	100.00%	100.00%

	2004
Agriculture	$1,736	12.59%	3.87%
Commercial	1,913	13.87	6.96
Real estate, construction	1,471	10.67	7.15
Real estate, mortgage	7,872	57.08	78.85
Consumer	798	5.79	3.17

	$13,790	100.00%	100.00%

The allowance for loan losses increased $7,950,000 in 2008. Of the $7,950,000 increase, $1,290,000 was due to the volume increase in loans outstanding of $118.9 million in 2008. The remaining $6,660,000 increase in the amount allocated to the allowance was due to flood-related loan credit issues and deterioration in credit quality.

The increase in the allowance included an allocation of $375,000 related to watch loans. Watch loans increased by approximately $15.4 million from 2007 to 2008. Approximately $7.1 million of the growth in watch loans is flood-related. The remaining $8.3 million in growth in watch loans is related to management’s evaluation of its loan portfolio and recognition of uncertain economic conditions. The total increase of $15.4 million is comprised of approximately $3.7 million less in commercial real estate mortgages and $3.0 million less for construction loans which are offset by an increase in the watch classification of $3.7 million in agricultural real estate loans, $6.1 million in 1-to-4 family residential mortgages, $10.2 million in multi-family residential mortgages and $2.1 million in commercial loans.

Item 1.	Business (Continued)

Substandard loan balances were $69.4 million at December 31, 2008 and $48.6 million at December 31, 2007. The increase in allowance related to substandard loans of $6.3 million at December 31, 2008 resulted from several factors. Flood-related loans made up $4.9 million of the increase in substandard loans. In addition, two borrower relationships with an aggregate loan balance of $13.7 million were downgraded to substandard during 2008. The increase of $20.8 million in substandard loans at December 31, 2008 includes $7.9 million in commercial real estate mortgages, $4.1 million in 1-to-4 family residential mortgages, $2.8 million in agricultural real estate mortgages, $1.9 million in agricultural operating loans, $5.5 million in construction loans, $2.8 million in commercial loans and $0.1 million in consumer loans. Those increases were offset by a decrease in multi-family residential mortgages of $4.3 million.

Residential real estate loan products that include features such as loan-to-values in excess of 100%, interest only payments or adjustable-rate mortgages, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan. The Bank has not offered and does not offer this type of loan product.

The subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market and heightened perceptions of the risks associated with bank loan portfolios are factors that have had a negative impact on general market conditions. The Company’s underwriting standards have been structured to limit exposure to the types of loans that are currently experiencing high foreclosures and loss rates. Management believes that the Company’s mortgage loan portfolio has minimal exposure to loans generally considered to be subprime loans.

In addition, there has been a slowdown in the housing market in the Company’s trade area. This has been evidenced by reduced levels of new and existing home sales, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market. The issues with the local housing market were mitigated by the effects of the June 2008 floods and an increased need for housing in the second half of 2008. The Company will continue to monitor adequacy of the allowance on a quarterly basis and will consider the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition.

Item 1.	Business (Continued)

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2008, 2007 and 2006 and the maturities and weighted average yields of the investment securities as of December 31, 2008:

	December 31,

	2008	2007	2006

	(Amounts In Thousands)
Carrying value:
Other securities (FHLB, FHLMC and FNMA)	$99,849	$104,965	$94,068
Stock of the Federal Home Loan Bank	14,247	14,169	12,757
Obligations of state and political subdivisions	100,463	94,634	84,159

	$214,559	$213,768	$190,984

	December 31, 2008

	Carrying Value	Weighted Average Yield

	(Amounts In Thousands)

Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$27,369	4.14%
From 1 to 5 years	72,480	4.18

	$99,849

Stock of the Federal Home Loan Bank, maturities within 1 year	$14,247	3.00%

Obligations of state and political subdivisions, maturities:
Within 1 year	$12,713	5.01%
From 1 to 5 years	43,223	4.84
From 5 to 10 years	43,622	5.60
Over 10 years	905	6.31

	$100,463

Total	$214,559

Item 1.	Business (Continued)

INVESTMENT SECURITIES

As of December 31, 2008, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U. S. Government agencies and corporations. The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other investments except as detailed in the table above.

The weighted average yield is based on the amortized cost of the investment securities. The yields are computed on a tax-equivalent basis using a federal tax rate of 35%.

DEPOSITS

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2008, 2007 and 2006 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2008, 2007 and 2006:

	December 31,

	2008	Rate	2007	Rate	2006	Rate

	(Amounts In Thousands)
Average noninterest-bearing deposits	$155,017	—	$137,271	—	$135,249	—
Average interest-bearing demand deposits	182,554	0.86%	157,483	1.43%	140,171	0.98%
Average savings deposits	255,026	1.33	261,914	2.30	264,210	2.01
Average time deposits	588,691	4.06	575,738	4.69	518,313	4.08

	$1,181,288		$1,132,406		$1,057,943

Time certificates issued in amounts of $100,000 or more with maturity in:	Amount	Rate	Amount	Rate	Amount	Rate

	(Amounts In Thousands)
3 months or less	$19,976	3.59%	$33,857	4.89%	$27,220	4.62%
3 through 6 months	21,483	3.15	36,111	4.96	44,161	5.01
6 through 12 months	57,300	3.40	38,525	4.81	53,967	5.10
Over 12 months	63,151	4.12	22,666	4.61	24,104	4.45

	$161,910		$131,159		$149,452

Brokered deposits totaled $10.4 million as of December 31, 2008 with an average rate of 3.28%. There were no brokered deposits as of December 31, 2007 or 2006. Brokered deposits are included in time deposits and are in increments less than $100,000.

There were no deposits in foreign banking offices.

Item 1.	Business (Continued)

RETURN ON STOCKHOLDERS’ EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders’ equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Return on average assets	0.83%	1.02%	1.04%
Return on average stockholders’ equity	10.42	13.06	13.74
Dividend payout ratio	28.90	23.99	23.75
Average stockholders’ equity to average assets ratio	7.98	7.78	7.56

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2008, 2007 and 2006:

	2008	2007	2006

	(Amounts In Thousands)

Outstanding balance as of December 31	$99,937	$87,076	$59,063
Weighted average interest rate at year end	1.20%	3.90%	4.40%
Maximum month-end balance	110,492	87,076	96,039
Average month-end balance	84,119	51,880	63,358
Weighted average interest rate for the year	2.09%	4.15%	4.42%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2008, 2007 and 2006:

	2008	2007	2006

	(Amounts In Thousands)

Outstanding balance as of December 31	$265,000	$265,348	$235,379
Weighted average interest rate at year end	4.79%	4.93%	5.00%
Maximum month-end balance	265,348	265,348	248,161
Average month-end balance	261,399	248,804	231,691
Weighted average interest rate for the year	4.92%	5.03%	5.06%

Item 1A.	Risk Factors

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

Unfavorable or uncertain economic and market conditions may adversely affect our business and profitability. Our business faces various material risks, including credit risk and the risk that the demand for our products and services will decrease. Decreases in consumer confidence, real estate values, interest rates and investment returns, usually associated with a downturn, could make the types of loans we originate less profitable and could increase our credit risk and litigation expense.

Recent adverse changes in the U.S. economy have led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, decreased market valuations and liquidity, increased market volatility and a widespread reduction of business activity generally. The resulting economic pressure and lack of confidence in the financial markets may adversely affect our business, our financial condition and our results of operations, as well as the business of our customers. Foreign or domestic terrorism or geopolitical events could shock commodity and financial markets and prolong or worsen the current recession. A worsening of economic conditions would likely exacerbate the adverse effects of these difficult conditions.

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

Our profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money or other assets.

We are exposed to the risk that third parties that owe us money or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to use those securities or obligations for liquidity purposes.

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

Item 1A.	Risk Factors (Continued)

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

The severe flooding that occurred in 2008 affected our loan portfolio by damaging properties pledged as collateral and by impairing certain borrowers’ abilities to repay their loans. As a result of the floods, we made a significant provision for loan losses in 2008. The after effects of the floods may continue to affect our loan quality into the future. The severity and duration of the effects of the flooding will depend on a variety of factors that are beyond our control, including the amount and timing of government investment in the area, the pace of rebuilding and economic recovery in Johnson and Linn Counties and the extent to which any property damage is covered by insurance. The effects described above are difficult to accurately predict or quantify at this time. As a result, uncertainties remain regarding the impact the flooding will have on the financial results of the Company. Further, the area in which the Company operates may experience flooding and other natural disasters in the future, and some of those events may have effects similar to those caused by the 2008 flooding.

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

Item 1A.	Risk Factors (Continued)

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

Item 1A.	Risk Factors (Continued)

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

From time to time, the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC) change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restatement of prior period consolidated financial statements.

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

Item 1A.	Risk Factors (Continued)

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

Item 1A.	Risk Factors (Continued)

A decline in local and national real estate markets may impact our operations and/or financial condition.

There has been a slowdown in the national housing market as evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market. In recent years some lenders made many adjustable-rate mortgage loans, lowered their credit standards with respect to mortgage loans and home equity loans, and created collateralized debt obligations which included such mortgage loans. The slowdown in the national housing market created uncertainty and liquidity issues relating to the value of such mortgage loans, which causes disruption in credit markets. The extent to which local real estate mortgage loans have been adversely affected has varied. Although management believes that the Bank has maintained appropriate lending standards and that these trends have yet to materially affect our local economy or our business and profitability, no assurance can be given that these conditions will not directly or indirectly affect our operations. If these conditions continue or worsen, they may result in a decrease in interest income or an adverse impact on our loan losses.

Financial market disruptions during 2008 have increased the uncertainty and unpredictability we face in managing our business, and continued or additional disruptions in 2009 could have an adverse effect on our business, our results of operations and our financial condition.

During 2008, credit and other financial markets have suffered substantial volatility, illiquidity and disruption. In the second half of 2008, these factors resulted in the bankruptcy or acquisition of, or significant government assistance to, a number of major domestic and international financial institutions. These events, and the potential for increased and continuing disruptions, have significantly diminished overall confidence in the financial markets and in financial institutions, have exacerbated liquidity and pricing issues within many markets, have increased the uncertainty and unpredictability we face in managing our business. The continuation of current disruptions or the occurrence of additional disruptions in financial markets could have an adverse effect on our business, our results of operations and our financial condition.

Governmental responses to recent market disruptions may be inadequate and may have unintended consequences.

In response to recent market disruptions, legislators and financial regulators have taken a number of steps to stabilize the financial markets. These steps include the enactment and partial implementation of the Emergency Economic Stabilization Act of 2008, the provision of other direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The new administration and Congress have pursued additional initiatives in an effort to stimulate the economy and stabilize the financial markets, including the recent enactment of the American Recovery and Reinvestment Act of 2009, and have altered the terms of some previously announced policies. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain. Should these or other legislative or regulatory initiatives fail to stabilize the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.

If we are unable to continuously attract deposits and other short-term funding, our financial condition, including our capital ratios, our results of operations and our business prospects could be harmed.

In managing our liquidity, our primary source of short-term funding is customer deposits. Our ability to continue to attract these deposits, and other short-term funding sources, is subject to variability based upon a number of factors, including the relative interest rates we are prepared to pay for these liabilities and the perception of safety of those deposits or short-term obligations relative to alternative short-term investments. The availability and cost of credit in short-term markets depends upon market perceptions of our liquidity and creditworthiness. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated changes in event-driven reductions in liquidity. In such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to dispose of a portion of our investment portfolio, which, depending on market conditions, could result in our realizing a loss or experiencing other adverse consequences.

Item 1A.	Risk Factors (Continued)

Our expenses will increase as a result of increases in FDIC insurance premiums.

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at a 1.15% of estimated insured deposits. If this reserve ratio drops below 1.15%, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances). Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As a result of this reduced reserve ratio, on October 7, 2008, the FDIC adopted a restoration plan that would restore the reserve ratios to its required level of 1.15% over a seven-year period.

The Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009. In addition, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”). TLGP covers two programs: (1) Transaction Account Guarantee Program and the (2) Debt Guarantee Program. The Company has elected to participate in the Transaction Account Guarantee Program, which will increase the insurance coverage for non-interest bearing deposit accounts in excess of $250,000. The cost of the program to the Company will be 10 basis points annualized and the expiration of the program is December 31, 2009. The Company has also elected to participate in the Debt Guarantee Program but does not currently have any senior unsecured debt.

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

The following table sets forth certain information concerning the other branches of the Bank as of December 31, 2008:

Location of Branch		Approximate Square Feet	Status

3905 Blairs Ferry Road NE modular temporary bank office	Cedar Rapids, Iowa	1,700	Leased

240 3rd Avenue SE	Cedar Rapids, Iowa	7,000	Leased

3610 Williams Boulevard SW	Cedar Rapids, Iowa	8,200	Owned

1009 2nd Street	Coralville, Iowa	23,000	Owned

2771 Oakdale Boulevard Trust and Wealth Management	Coralville, Iowa	6,600	Leased

201 South Clinton Street	Iowa City, Iowa	5,800	Leased

1401 South Gilbert Street	Iowa City, Iowa	15,400	Owned

2621 Muscatine Avenue	Iowa City, Iowa	5,800	Owned

Oaknoll Retirement Residence limited purpose office	Iowa City, Iowa	NA	NA

120 5th Street	Kalona, Iowa	6,400	Owned

103 West Main Street	Lisbon, Iowa	3,000	Owned

800 11th Street	Marion, Iowa	8,400	Owned

720 First Avenue SE	Mount Vernon, Iowa	4,200	Owned

25 Highway 965 North	North Liberty, Iowa	2,800	Owned

229 8th Avenue	Wellman, Iowa	2,000	Owned

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

No matters were submitted to a vote of security holders for the three months ended December 31, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Company’s common stock. Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock. The Company’s stock is not actively traded. As of January 31, 2009, the Company had 1,638 stockholders.

Based on the Company’s stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price

2008	96,781	77	$55.00	$53.00	(1)
2007	31,699	46	53.00	50.00	(2)
2006	71,696	36	50.00	46.50	(3)

(1)

2008 transactions included repurchases by the Company of 63,469 shares of stock under the 2005 Stock Repurchase Plan approved on August 8, 2005 (the “Repurchase Plan”). 2008 transactions made under the Repurchase Plan were made at prices that ranged from $53.00 to $55.00 per share. All transactions under the Repurchase Plan were at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock.

(2)

2007 transactions included repurchases by the Company of 25,492 shares of stock under the Repurchase Plan. 2007 transactions made under the Repurchase Plan were made at prices that ranged from $50.00 to $53.00 per share.

(3)

2006 transactions included repurchases by the Company of 66,521 shares of stock under the Repurchase Plan. 2006 transactions made under the Repurchase Plan were made at prices that ranged from $46.50 to $50.00 per share.

The Company paid aggregate annual cash dividends in 2008, 2007 and 2006 of $4,086,000, $3,873,000 and $3,696,000 respectively, or $.91 per share in 2008, $.86 per share in 2007 and $.81 per share in 2006. In January 2009, the Company declared and paid a dividend of $.91 per share totaling $4,041,000. The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company’s Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by HEMSCOTT (formerly CoreData, Inc.) of Richmond, Virginia. The latter index reflects the performance of thirty-four bank holding companies operating principally in the Midwest as selected by HEMSCOTT. The indexes assume the investment of $100 on December 31, 2003 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

Hills Bancorporation
Performance Graph (2003-2008)

	2003	2004	2005	2006	2007	2008

HILLS BANCORPORATION	$100.00	$112.17	$143.83	$157.35	$169.66	$179.09
REGIONAL-SOUTHWEST BANKS	$100.00	$120.08	$125.65	$142.86	$126.75	$116.75
NASDAQ MARKET INDEX	$100.00	$108.41	$110.79	$122.16	$134.29	$79.25

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

The following table sets forth the Company’s equity compensation plan information as of December 31, 2008, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)

Equity compensation plans approved by security holders	37,660	$32.05	107,748
Equity compensation plans not approved by security holders	—	—	—

Total	37,660	$32.05	107,748

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). At its January 2009 meeting, the Company’s Board of Directors extended the expiration date of the 2005 Stock Repurchase Program to December 31, 2013. The authorization was previously set to expire on December 31, 2009. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2008:

Period in 2008	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1 to October 31	25,485	$53.50	148,256	601,744
November 1 to November 30	143	53.50	148,399	601,601
December 1 to December 31	8,483	55.00	156,882	593,118

Total	34,111	$53.87	156,882	593,118

Item 6.	Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

	2008	2007	2006	2005	2004

YEAR-END TOTALS (Amounts in Thousands)
Total assets	$1,780,793	$1,661,098	$1,551,233	$1,433,649	$1,290,449
Investment securities	214,559	213,768	190,984	209,001	218,016
Loans held for sale	8,490	6,792	3,808	702	3,908
Loans, net	1,469,840	1,352,599	1,279,227	1,141,716	998,231
Deposits	1,237,886	1,143,926	1,107,409	1,036,414	957,236
Federal Home Loan Bank borrowings	265,000	265,348	235,379	223,161	167,542
Redeemable common stock	23,815	22,205	20,940	20,634	16,336
Stockholders’ equity	139,362	130,690	118,639	109,479	103,803

EARNINGS (Amounts in Thousands)
Interest income	$97,475	$96,928	$87,618	$74,403	$65,324
Interest expense	43,481	49,952	42,362	30,363	23,885
Provision for loan losses	11,507	3,529	3,011	2,101	1,470
Other income	16,670	15,984	14,611	12,808	12,542
Other expenses	39,461	36,150	34,364	32,861	31,965
Income taxes	5,556	7,138	6,933	6,684	6,351
Net income	14,140	16,143	15,559	15,202	14,195

PER SHARE
Net income:
Basic	$3.16	$3.59	$3.42	$3.34	$3.12
Diluted	3.15	3.57	3.39	3.32	3.11
Cash dividends	0.91	0.86	0.81	0.75	0.70
Book value as of December 31	31.38	29.11	26.34	24.00	22.82
Increase (decrease) in book value due to:
ESOP obligation	(5.36)	(4.95)	(4.65)	(4.52)	(3.59)
Accumulated other comprehensive income (loss)	0.82	0.14	(0.28)	(0.39)	0.13

SELECTED RATIOS
Return on average assets	0.83%	1.02%	1.04%	1.12%	1.15%
Return on average equity	10.42	13.06	13.74	14.47	14.34
Net interest margin	3.47	3.24	3.31	3.56	3.70
Average stockholders’ equity to average total assets	7.98	7.78	7.56	7.73	8.04
Dividend payout ratio	28.90	23.99	23.75	22.44	22.44

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation

The following discussion by management is presented regarding the financial results for Hills Bancorporation (the “Company”) for the dates and periods indicated. The discussion should be read in conjunction with the “Selected Consolidated Five-Year Statistical Summary” and the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

An overview of the year 2008 is presented following the section discussing a special note regarding forward looking statements.

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

•	The effects of recent financial market disruptions and the current global economic recession, and monetary and other governmental actions designed to address such disruptions and recession.

•	The financial strength of the counterparties with which the Company or the Company’s customers do business and as to which the Company has investment or financial exposure.

•

The credit quality and credit agency ratings of the securities in the Company’s investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the affected securities and the recognition of an impairment loss.

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

The Company’s net income for 2008 was $14,140,000 compared to $16,143,000 in 2007. Diluted earnings per share were $3.15 and $3.57 for the years ended December 31, 2008 and 2007, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage. Net interest margin is the ratio of tax equivalent net interest income to average earning assets. For the year ended December 31, 2008, net interest income increased by $7.1 million. In 2008, the Bank achieved a net interest margin of 3.47% compared to 3.24% in 2007, which resulted in $2.3 million of the increase in net interest income. The remaining $4.8 million of the increase in net interest income was attributable to growth of $103.8 million in the Bank’s average earning assets.

During 2008, the capital and credit markets experienced unusual volatility and disruption. Beginning in the second half of 2008, the volatility and disruption reached extreme levels and the markets have exerted downward pressure on availability of liquidity and credit capacity which adversely affected many sectors of the national economy. Recently, concerns over the availability and cost of credit, problems in the mortgage market, a declining real estate market, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession. The Company’s future results of operations and financial condition could be materially adversely affected by negative effects of the recession on the economy and continued disruptions in the capital and credit markets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Highlights with respect to items on the Company’s balance sheet as of December 31, 2008 included the following:

•	Net loans totaling $1.478 billion.

•	Loan growth, net of allowance for loan losses, in 2008 of $118.9 million.

•	Deposit growth of $94.0 million in 2008. Deposits increased to $1.238 billion and included $10.4 million of brokered deposits.

•	Short-term borrowings increased $12.8 million.

•	Stockholders’ equity increased $8.7 million to $139.4 million in 2008, with dividends having been paid in 2008 of $4.1 million.

The return on average equity was 10.42% in 2008 compared to 13.06% in 2007. The returns for the three previous years, 2006, 2005 and 2004, were 13.74%, 14.47% and 14.34%, respectively. The total equity of the Company remains strong as of December 31, 2008 with total risk-based capital at 12.64% and Tier 1 risk-based capital at 11.38%. The minimum regulatory guidelines are 8% and 4% respectively. The Company paid a dividend per share of $.91, $.86 and $.81 in the years ended December 31, 2008, 2007 and 2006, respectively.

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. The difficulty of accurately estimating the future economic effects of the 2008 floods and the future impact of the global recession has introduced additional uncertainty into such determinations. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although management believes the levels of the allowance as of December 31, 2008 and 2007 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Position

Year End Amounts (Amounts In Thousands)	2008	2007	2006	2005	2004

Total assets	$1,780,793	$1,661,098	$1,551,233	$1,433,649	$1,290,449
Investment securities	214,559	213,768	190,984	209,001	218,016
Loans, net of allowance for losses (“Net Loans”)	1,478,330	1,359,391	1,283,035	1,142,418	1,002,139
Deposits	1,237,886	1,143,926	1,107,409	1,036,414	957,236
Federal Home Loan Bank borrowings	265,000	265,348	235,379	223,161	167,542
Stockholders’ equity	139,362	130,690	118,639	109,479	103,803

Total assets at December 31, 2008 increased $119.7 million, or 7.21%, from the prior year-end. Asset growth from 2006 to 2007 was $109.9 million and represented a 7.08% increase. The largest growth in assets occurred in Net Loans, which increased $118.9 million and $76.4 million for the years ended December 31, 2008 and 2007, respectively. Net Loans at the end of 2008 include loans held for sale to the secondary market of $8.5 million compared to $6.8 million at the end of 2007.

Interest rates are also discussed in the net income overview that follows this financial position review. During 2008, the Federal Open Market Committee decreased the target rate seven times to 0.25%. The decreases in the target rate started on September 18, 2007 when the rate was lowered from 5.25% to 4.75%. This was the first change in the target rate since June 29, 2006 and the first decrease since June 25, 2003. The target rate was decreased twice more in 2007 to a rate of 4.25% as of December 31, 2007. Prior to these decreases, the target rate increased in June 24, 2004 when the rate was increased from 1.00% to 1.25% and increased 17 times to 5.25% over the two-year period to June 2006. Interest rates on loans are generally affected by these decreases since interest rates for the U.S. Treasury market normally decrease when the Federal Reserve Board lowers the federal funds rate. In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. As of December 31, 2008, the average rate indexes for the one, three and five year indexes were 0.40%, 1.12% and 1.50%, respectively. The one year index decreased 88.30% from 2007, the three year index decreased 65.33% and the five year index decreased 58.38%. During this same period, the average federal funds rate decreased from 4.25% in 2007 to 0.25% in 2008, or 94.12%. The decrease in short-term federal funds of 400 basis points and a 213 point decrease in the five year index caused a widening of the investment yield curve. In the Company’s trade area, demand for loans remains adequate although there are signs of diminished activity related to national and state economic conditions. A strong local economy that generated increased demand for loans was a significant factor in the trend of increasing net loans in each of the last five years. The global recession may weaken the local economy resulting in fewer creditworthy borrowers and less robust loan demand. Therefore, the trend of increasing net loans may not be indicative of future performance.

Loans secured by real estate represent the largest increase in loan growth. These loans increased $74.9 million in 2008 and increased $37.3 million in 2007. Loans secured by real estate include loans for one-to-four family residential properties, multi-family properties, agricultural real estate and commercial real estate. Another large increase in loans occurred for commercial loans which in 2008 increased a total of $30.1 million and $13.7 million in 2007. Also, construction loans increased $17.2 million in 2008 compared to $8.9 million in 2007 and loans to finance agricultural production and other loans to farmers increased $4.2 million in 2008 compared to an increase of $10.8 million in 2007. The overall economy in the Company’s principal place of business, Johnson, Linn and Washington Counties, remains in good condition with unemployment levels that remains below national and state levels. It is uncertain how the overall national economic downturn will impact the Company’s principal place of business. There could be continued downward pressure on the Iowa economy and the unemployment rates could rise in 2009. Competition for quality loans and deposits will continue to be a challenge. In Johnson and Linn Counties, new banks and credit unions have been opened in the last few years. Between 2006 and 2008, six new banking locations were added in Johnson County, fifteen in Linn County and two in Washington County. The 23 new locations include an office of one of the state’s largest credit unions. The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Total deposits increased by $94.0 million in 2008 of which $10.4 million was brokered deposits. Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, increased from $87.1 million to $99.9 million. Federal funds purchased increased by $13.7 million and repurchase agreements decreased $.9 million. Deposits increased by $36.5 million in 2007. As of June 30, 2008, Johnson County total deposits were $2.6 billion and the Company’s deposits were $854 million, which represent a 33.0% market share. The Company had 6 office locations in Johnson County as of June 30, 2008. The total banking locations in Johnson County was 54 as of June 30, 2008. At June 30, 2007, deposits were $802 million or a 33.4% market share. At $4.4 billion as of June 30, 2008, the Linn County deposit market is significantly larger than the Johnson County deposit market of $2.6 billion. As of June 30 2008, Linn County had 116 total banking locations. The five Linn County offices of the Company had deposits of $239 million or a 5.5% share of the market. The Company’s Linn County deposits at June 30, 2007 were $253 million and represented a 5.7% market share. In Washington County, the Company’s two offices had deposits of $75 million which was 16.1% of the County’s total deposits of $466 million. Washington County had a total of 13 banking locations as of June 30, 2008. In 2007, the Company’s Washington County deposits were $74 million or a 16.1% market share.

Investment securities increased $.8 million in 2008. In 2007, investment securities increased by $22.8 million. The investment portfolio consists of $200.3 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity. The securities portfolio, which includes tax exempt securities and stock of the FHLB that is required for borrowings, is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management. See Note 2 to the Company’s Consolidated Financial Statements.

During 2008, the major funding sources for the growth in loans were the $94.0 million increase in deposits and additional funding from federal funds purchased. Federal funds purchased increased by $13.7 million. In 2007, the major source of funding for the growth in loans was deposit growth of $36.5 million, increased federal funds purchased of $29.0 million and additional advances of $30.0 million from the Federal Home Loan Bank (FHLB). The Company did not have any brokered deposits in 2007. Total advances from the FHLB were $265.0 million and $265.3 million at December 31, 2008 and 2007, respectively. It is expected that the FHLB funding source will be considered in the future when loan growth exceeds deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Stockholders’ equity was $139.4 million at December 31, 2008 compared to $130.7 million at December 31, 2007. The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section. Over the last five years, the Company has realized cumulative earnings of $75.2 million and paid shareholders dividends of $18.3 million, or 24.3% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% Increase (Decrease)	E.P.S.- Diluted

	(In Thousands)
2008	$14,140	(12.41)%	$3.15
2007	16,143	3.75	3.57
2006	15,559	2.35	3.39
2005	15,202	7.09	3.32
2004	14,195	(0.05)	3.11

Net income for 2008 decreased by $2.0 million or 12.41% and diluted earnings per share decreased by 11.76%. The 2008 floods (discussed below) caused net income to decrease by $3,223,000. Without the effects of the 2008 floods, management estimates that net income would have increased $1,220,000 from 2007 to $17,363,000. A significant factor in offsetting the flood-related losses was the growth of average earning assets. Such growth accounted for a $4.8 million increase in the net interest income on a tax-equivalent basis. The increased net interest margin of 23 basis points accounted for an increase of $2.3 million in net interest income. The combined growth in earning assets and improved net interest margin increased net interest income by $7.1 million. Other income increased by $0.7 million. These increases were offset by the increased provision for loan losses of $8.0 million and an increase in operating expenses of $3.3 million for the year. The increase in operating expenses includes $852,000 related to the 2008 floods.

Annual fluctuations in the Company’s net income continue to be driven primarily by two important factors. The first important factor is net interest margin. Net interest income of $54.0 million in 2008 was derived from the Company’s $1.619 billion of average earning assets and its net interest margin of 3.47%, compared to $1.515 billion of average earning assets and a 3.24% net interest margin in 2007. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of only 10 basis points to 3.37% would result in a $1.6 million decrease in income before taxes. Similarly, an increase in the net interest margin of 10 basis points to 3.57% would increase income before income taxes by $1.6 million. Net interest margin decreased in 2007 to 3.24% from 3.31% in 2006.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to $1.5 billion at the end of 2008. The Company’s allowance for loan losses was $27.7 million at December 31, 2008. The increase in the allowance in 2008 was due to loan growth of $118.9 million, flood-related loan issues and a deterioration of credit quality. The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled $11,507,000, $3,529,000 and $3,011,000 for 2008, 2007 and 2006, respectively. (See Note 3 to the Consolidated Financial Statements.) A discussion in detail is included in the Provision for Loan Losses section below.

Net income for 2007 was $16,143,000, or diluted earnings per share of $3.57. For 2007, diluted earnings per share increased $.18 per share. Net income for the year ended December 31, 2007 represented a $584,000 increase over the reported income for the same period in 2006. Net interest income, including fees, increased $1.7 million for the year ended December 31, 2007 compared to 2006. This increase in net interest income was due to an increase in average earning assets of $91.7 million in 2007. Noninterest income increased 9.40% in 2007 to $15,984,000. Noninterest expense increased from $34,364,000 in 2006 to $36,150,000 in 2007, or 5.20%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

2008 Floods

In June 2008, severe flooding occurred in large portions of East Central and Southeast Iowa. Two of the Company’s thirteen offices were damaged by the floods. The damaged offices were the Cedar Rapids downtown office located at 240 3rd Avenue SE and the Iowa City office located at 1401 South Gilbert Street. The Company has reopened both flood-effected offices. The Company’s operations center located in Hills, Iowa was not affected. Access to customer accounts was unaffected by the floods. The Company’s employees were relocated to other offices. No employees were laid off by the Company.

Financial Impact

The impact of the floods has decreased the Company’s earnings for 2008. Net income for the year ended December 31, 2008 included $3,223,000 of flood-related expenses, net of tax. The primary effect was from potential loan losses related to the floods. As part of the evaluation of the allowance for loan losses, the Company recorded an additional provision for flood-related loan losses of $4,366,000 in 2008. Other expenses increased $852,000. A tax benefit of $1,995,000 was recorded as a result of the $5,218,000 in additional expenses. Both basic and diluted earnings per share were reduced $0.72 because of the flood-related expenses. The Company did not have insurance to cover the flood-related expenses.

Provision for Flood-Related Loan Losses

Due to wide-spread damage caused by the 2008 floods, as part of its review of its loan portfolio, the Company attempted to determine the impact of the 2008 floods on its customers. Management of the Company analyzed the affected properties and businesses, flood insurance coverage, impact on sources of repayment and underlying collateral, and customer repayment capability.

The portfolio was considered in two categories by loan type. The first category included all 1-to-4 family, owner-occupied mortgage loans. The second category included construction, 1-to-4 family non-owner-occupied, multi-family real estate, commercial real estate and commercial operating loans. The Company evaluated the 1-to-4 family owner-occupied mortgage loans based on the address at which the collateral is located. Collateral addresses were matched to flooded areas. This listing was reviewed by management and it was determined that $1,393,000 of the total additional provision for flood-related loan losses was needed for 1-to-4 family owner-occupied mortgage loans. Loans in the second category of construction, 1-to-4 family non-owner-occupied, multi-family, commercial real estate and commercial operating loans were evaluated for potential losses based on individual credit relationships. This evaluation included a determination of whether a customer business and/or loan collateral was located in a flooded area. Individual credit relationships for which asset quality was downgraded based on this review resulted in $2,973,000 of the total additional provision for flood-related loan losses.

Other Flood-Related Expenses

The Company recognized a loss of $345,000 in the second quarter of 2008 on the net book value of property and equipment at its two flood-damaged locations in Iowa City and Cedar Rapids. This loss is included in flood expenses on the income statement.

In addition to the loss in value of its two flood-damaged locations, the Company has recorded $507,000 of expenses related to the floods. These expenses are included in flood expenses on the income statement. The expenses include approximately $228,000 for decontaminating, drying and preparing the two flooded offices for remodeling. This expense also includes drying of a limited number of the Company’s records. In addition, the Company incurred $89,000 in expenses related to the evacuation of the two damaged locations. The Company has incurred $98,000 in expenses to operate three temporary locations. This expense includes rent, equipment and supplies. The remaining expense of $92,000 includes various items including meals, sandbagging and other supplies and extra mileage due to road closings and relocation of offices.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Office Locations

During 2008, the Company operated three temporary locations. In Iowa City, the Company had a 2,000 square foot location at 1210 South Gilbert Street. Rents totaled $2,650 per month. The Iowa City temporary location is closed. The Company’s Trust Department is located at a 6,600 square foot building at 2771 Oakdale Boulevard in Coralville, Iowa with rent of $6,600 per month. The lease term for the Coralville location is one year. The Company also leased an 800 square foot space in downtown Cedar Rapids for $1,025 a month. The Cedar Rapids space was at 240 3rd Avenue SE, located on the second floor of the Company’s damaged office. The Cedar Rapids temporary location was closed in February 2009. The rents for all of these locations included common area charges and real estate taxes.

The Iowa City location opened on October 27, 2008. Capitalized remodeling costs totaled $1.1 million. Additional costs of $382,000 were incurred to replace equipment and furniture at this location.

The Cedar Rapids downtown location reopened on February 2, 2009. Capitalized remodeling costs totaled $468,000. Additional costs of $242,000 were incurred to replace equipment and furniture at this location.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The volume of average earning assets has continued to grow each year, primarily due to new loans. The net interest margin increased in 2008 to 3.47% and this compares to 3.24% in 2007, 3.31% in 2006, 3.56% in 2005 and 3.70% in 2004. The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 2008 as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)

			Volume Changes	Rate Changes	Net Change

	(Amounts In Thousands)
Interest income:
Loans, net	$100,962	(0.44)%	$7,617	$(7,028)	$589
Taxable securities	446	0.01	24	4	28
Nontaxable securities	8,044	(0.09)	439	(88)	351
Federal funds sold	(5,664)	(2.93)	(307)	—	(307)

	$103,788		$7,773	$(7,112)	$661

Interest expense:
Interest-bearing demand deposits	$25,071	(0.57)%	$(358)	$1,032	$674
Savings deposits	(6,888)	(0.97)	382	2,256	2,638
Time deposits	12,953	(0.63)	(607)	3,707	3,100
Short-term borrowings	32,239	(2.06)	(1,673)	2,068	395
FHLB borrowings	12,595	(0.11)	(671)	335	(336)

	$75,970		$(2,927)	$9,398	$6,471

Change in net interest income			$4,846	$2,286	$7,132

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net interest income changes for 2007 were as follows:

	Change In Average Balance	Effect Of Volume Changes	Effect Of Rate Changes	Net Change

	(Amounts In Thousands)
Interest-earning assets	$91,716	$6,142	$3,345	$9,487
Interest-bearing liabilities	78,076	(2,323)	(5,267)	(7,590)

Change in net interest income		$3,819	$(1,922)	$1,897

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2008	2007	2006

Yield on average interest-earning assets	6.15%	6.52%	6.28%
Rate on average interest-bearing liabilities	3.15	3.84	3.47

Net interest spread	3.00	2.68	2.81
Effect of noninterest-bearing funds	0.47	0.56	0.50

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.47%	3.24%	3.31%

The net interest margin increased 23 basis points in 2008 and decreased 7 basis points in 2007. The net interest spread increased 32 basis points in 2008 and decreased 13 basis points in 2007. The increase in the net interest margin and net interest spread in 2008 are the result of declining interest rates. The Company is able to reprice some liabilities more quickly than some assets (particularly loans) reprice resulting in increased net interest margin and spread.

Provision for Loan Losses

The provision for loan losses totaled $11,507,000, $3,529,000 and $3,011,000 for 2008, 2007 and 2006, respectively. Loan charge-offs net of recoveries were $3,557,000 in 2008 and $1,669,000 in 2007 and $521,000 in 2006. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks (primarily agricultural and spec real estate construction loans).

The increase in the allowance included an allocation of $375,000 related to watch loans. Watch loans increased by approximately $15.4 million from 2007 to 2008. Approximately $7.1 million of the growth in watch loans is flood-related. The remaining $8.3 million in growth in watch loans is related to management’s evaluation of its loan portfolio and recognition of uncertain economic conditions. The total increase of $15.4 million is comprised of approximately $3.7 million less in commercial real estate mortgages and $3.0 million less for construction loans which are offset by an increase in the watch classification of $3.7 million in agricultural real estate loans, $6.1 million in 1-to-4 family residential mortgages, $10.2 million in multi-family residential mortgages and $2.1 million in commercial loans.

Substandard loan balances were $69.4 million at December 31, 2008 and $48.6 million at December 31, 2007. The increase in allowance related to substandard loans of $6.3 million at December 31, 2008 resulted from several factors. Flood-related loans made up $4.9 million of the increase in substandard loans. In addition, two borrower relationships with an aggregate loan balance of $13.7 million were downgraded to substandard during 2008. The increase of $20.8 million in substandard loans at December 31, 2008 includes $7.9 million in commercial real estate mortgages, $4.1 million in 1-to-4 family residential mortgages, $2.8 million in agricultural real estate mortgages, $1.9 million in agricultural operating loans, $5.5 million in construction loans, $2.8 million in commercial loans and $0.1 million in consumer loans. Those increases were offset by a decrease in multi-family residential mortgages of $4.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments. The Company also considers the state of the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space. In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate. As of December 31, 2008, the unemployment levels in Johnson County and Linn County were 3.3% and 4.6%, respectively, compared to 2.8% and 4.0% in December of 2007. These levels compare favorably to the State of Iowa at 4.5% and the national unemployment level at 7.2%, which were 4.0% and 5.0%, respectively in December, 2007. The residential rental vacancy rates in 2008 in Johnson County, the largest trade area for the Company, were estimated at 5.0% in Iowa City, Coralville and North Liberty and up to 8.0% in the Cedar Rapids area. The estimated vacancy rates for both markets were 5% one year ago. The State of Iowa vacancy rate is 10.9% and the national rate is 9.9% with the Midwest rate at 10.3%. These vacancy rates one year ago were 13.5%, 9.8% and 11.6%, respectively. The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio. Due to the unstable national economic conditions, favorable vacancy rates may not continue in 2009. Vacancy rates may rise and affect the overall quality of the loan portfolio.

The amount of problem and watch loans considered in the allowance for loan losses computation increased by approximately $23,700,000 in 2007 and by approximately $19,200,000 from the end of 2005 to 2006. The increase in problem and watch loans for 2007 included $8,600,000 of commercial real estate loans, $5,700,000 in commercial loans, $5,400,000 in construction loans, $3,400,000 in residential mortgages, $1,500,000 in agricultural loans and $700,000 in agricultural real estate loans. Those increases were offset by a reduction of $1,600,000 in problem and watch loans for multi-family residential mortgages contained in the loan portfolio.

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented. For the years ended December 31, 2008, 2007 and 2006, recoveries were $932,000, $1,249,000, and $1,352,000, respectively; charge-offs were $4,489,000, $2,918,000 and $1,873,000 in 2008, 2007 and 2006, respectively.

Overall credit quality may continue to deteriorate in 2009. Such a deterioration could cause increases in nonperforming loans, allowance for loan loss provision expense and net chargeoffs. Management will monitor changing market conditions as a part of its allowance for loan loss methodology.

The allowance for loan losses totaled $27,660,000 at December 31, 2008 compared to $19,710,000 at December 31, 2007. The percentage of the allowance to outstanding loans was 1.85% and 1.44% at December 31, 2008 and 2007, respectively. The percentage increase was due to loan growth and an increase in the amount of “problem” or “watch” loans as a percentage of total loans outstanding. The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in Net Loans outstanding. The methodology used in 2008 is consistent with the methodology used in the prior years.

Agricultural loans totaled $64,198,000 and $60,004,000 at December 31, 2008 and 2007, respectively. The level of agriculture loans during the last five years compared to total loans has varied from a high of 4.37% in 2007 to a low of 3.78% in 2005. Management has assessed the risks for agricultural loans to be higher than other loans due to unpredictable commodity prices, the effects of weather on crops and uncertainties regarding government support programs. In particular, loans that are in the swine production segment continue to be of major concern as prices for hogs are subject to severe fluctuations.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Non-performing loans increased by $12.6 million from December 31, 2007 to December 31, 2008. Non-performing loans were 3.48% of loans as of December 31, 2008 and 2.88% as of December 31, 2007. Non-performing loans, which are considered impaired, include any loan that has been placed on nonaccrual status. Non-performing loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. This increase in non-performing loans is due in part to $5.0 million in flood-related loans. In addition, two large borrower relationships were added to non-performing loans in 2008. The first borrower relationship consists mainly of commercial real estate loans with an aggregate balance of approximately $10.4 million as of December 31, 2008. The second borrower relationship had an aggregate balance of $3.3 million as of December 31, 2008 and relates to residential development in the Company’s market area. These increases of $18.7 million were offset by improvements in various borrower relationships considered non-performing as of December 31, 2007. The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions continue to deteriorate, certain borrowers may experience additional difficulty and the level of nonperforming loans, chargeoffs and delinquencies could continue to rise and require further increases in the provision for loan losses.

The Company restructured loans totaling $4.5 million during 2008. These loans related to two customers. The first customer relationship consisted of six loans totaling $1.2 million and is flood related. The Company would have recorded $63,000 in interest income during 2008 related to these loans if the loans had been current in accordance with their original terms. There was no interest income related to the restructured loans included in net income for 2008 as the accrued interest on the loans was charged off during the period and the loans are currently on non-accrual status. The Company loaned an additional $137,000 to the borrower in 2008 after the completion of the restructuring of the loans noted above. In addition, the Company has committed to lend an additional $270,000 to the customer. The second restructured customer relationship consisted of four loans totaling $3.3 million. This restructure was completed as of the end of 2008. There was no lost interest income related to this customer relationship. The Company does not have any commitments to lend the customer additional funds.

Other Income

The other income of the Company was $16,670,000 in 2008 compared to $15,984,000 in 2007. The increase of $686,000 in 2008 was the result of a combination of factors discussed below. In 2007, the total other income increased $1,373,000 from 2006.

The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The gain was $1,274,000 in 2008, $934,000 in 2007 and $859,000 in 2006. The dollar volume of loans sold in 2008 was approximately 115% of the volume in 2007 and 126% of the activity experienced in 2006. The fee per loan in 2008 was approximately 24% higher than the fee per loan in 2007. The volume of activity in these types of loans is directly related to the level of interest rates. During portions of 2008, secondary market rates were favorable resulting in the increase in the volume of loans sold. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees decreased $11,000 to $3,917,000 in 2008. Trust fees increased $505,000 in 2007. As of December 31, 2008, the Bank’s Trust Department had $784 million in assets under management compared to $963 million and $857 million at December 31, 2007 and 2006, respectively. Trust fees are based on total assets under management. The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 42.5% of assets under management. In 2008, the Dow Jones Industrial Average decreased 33.8%. The market value of the Dow Jones Industrial Average increased over 6% in 2007 and over 16% in 2006.

Service charges and fees increased $46,000 in 2008 to $7,907,000 from $7,861,000 in 2007. Such charges and fees include fees on deposit accounts and credit card processing fees on merchant accounts. Service fees on deposit accounts decreased $396,000 in 2008 compared to the prior year as a result of diminished results from fee income strategies. Debit card interchange fees increased $226,000 and point of sale (POS) interchange income increased $217,000. These increases were due to volume changes in debit and credit card usage.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Rental revenue on tax credit real estate increased $358,000 in 2008 due to the additions of tax credit properties in 2007 and 2008. 2008 includes a full year of income related to the property invested in during 2007 and a partial year of income for the property invested in during 2008.

Other noninterest income was $2,529,000 in 2008 and $2,576,000 in 2007. Included in other noninterest income are amounts related to Visa, Inc. (“Visa”). In the first quarter of 2008, Visa completed its initial public offering (“IPO”). After the redemption, the Company has 4,210 shares of Visa Class B Common Stock which is valued at its carryover basis of $0 on the Company’s balance sheet. The sale of the stock is restricted for the longer of 3 years or until the end of the litigation noted below. The Company received $114,000 in proceeds from the redemption of shares as a part of the IPO and recorded a gain. In addition, during the fourth quarter of 2007, the Company recorded a $50,000 reserve related to the Bank’s contingent liability, as a member of Visa, for the Bank’s portion of settlement payments arising from Visa’s litigation with American Express Company and Discover Financial Services. In conjunction with the IPO, Visa created a litigation escrow which is to be used to pay the litigation settlement payments. As a result, the Company recorded a receivable equal to the $50,000 reserve during the first quarter of 2008. This receivable is recorded as a contra-liability to the reserve. Both the liability and receivable are reflected in other liabilities on the Company’s consolidated financial statements. The economic benefit of the receivable is recorded in other noninterest income. In October 2008, Visa reached a settlement with Discover Financial Services. The Company’s share of the settlement obligation is approximately $33,000 which has been funded through the issuance of additional shares by Visa through the litigation escrow and a reduction in the Class B common stock outstanding.

There was a $170,000 decrease related to official check balance earnings. In 2007, the Company utilized a third-party service provider to issue its official checks. The third party paid interest on the balances required to cover outstanding official checks. In February 2008, the Company changed to an in-house processing system for official checks. Therefore, interest is no longer being earned on the outstanding official check balances.

Service charges and fees increased by $934,000 from 2006 to 2007, resulting in total fees of $7,861,000 in 2007. Service fees on deposit accounts increased $428,000 in 2007 compared to 2006 due to fee income strategies. Service charge income on savings deposits increased $53,000 due to a change in the related fee structure and minimum balance requirements. In addition, debit card interchange fees increased $293,000 and point of sale (POS) interchange income increased $116,000.

Other Expenses

Total other expenses were $39,461,000 and $36,150,000 for the years ended December 31, 2008 and 2007, respectively. The increase is $3,311,000 or 9.16% in 2008 and $1,786,000 or 5.20% in 2007. Salaries and employee benefits, the largest component of non-interest expense, increased $934,000 in 2008, a 4.83% change. This increase includes $906,000 in direct salaries, a 6.25% increase which resulted from annual pay adjustments and additional employees in 2008. The Company had nine additional full time and 11 additional part-time employees in 2008. Another component of salaries and employee benefits expense is profit sharing plan expense which totaled $1,264,000 in 2008. This expense increased $84,000, or 7.12% over 2007 and includes the Company’s contributions to its Profit Sharing and ESOP plans. (See Note 8 to the Consolidated Financial Statements.) The majority of the increase is due to growth in the underlying salary base for eligible employees.

Occupancy expense increased $19,000 with increases of $51,000 in property taxes and $20,000 in rental paid for ATMs. Occupancy expense also includes costs related to building maintenance and upkeep. This expense increased $31,000 in 2008 mainly due to increased snow removal costs incurred during the year. These increase are offset by a reduction in utilities expense of $49,000 and building rent of $29,000. In 2007, building rents included rent paid on a former location which has not been incurred in 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation (Continued)

In 2008, furniture and equipment expense included depreciation expense of $1,652,000 and $1,265,000 in equipment and software maintenance contracts. These expenses one year ago were $1,670,000 for depreciation and $1,251,000 for the maintenance contracts. These differences in depreciation and maintenance contracts resulted in decreased expenses of $4,000. Phone line lease expense increased $29,000 and equipment repair expense increased $20,000 from 2007 to 2008.

Advertising and business development expense decreased $71,000 from 2007 to 2008. Factors in this decrease included reductions in costs related to core account campaigns of $45,000, newspaper advertising of $29,000 and community gift certificates of $35,000. These cost reductions were offset by additional expenses in 2008 that included $28,000 for customer on-line bill payment expense and $37,000 for credit card reward points based on customer usage volumes.

Outside services increased $311,000 in 2008 to $5,565,000 for the year ended December 31, 2008 compared to the same period in 2007. Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Professional fees increased $26,000 from 2007 to a total of $1,658,000 for 2008. Attorney’s fees increased $30,000 over 2007 due in part to increased activity related to costs of collection efforts and repossession activity. Credit card, debit card and merchant card processing expenses increased $122,000 due to the volume of transactions in 2008. Data processing expense also increased $79,000 due to a growth in the volume of transactions from 2007 to 2008 and monthly fees for new trust system implemented in 2008 and the teller management system implemented in the third quarter of 2007. Appraisal and abstract fees increased $57,000 from 2007 to 2008 based on loan volume. In addition, the loss on repossessed real estate properties and other repossessed assets increased $85,000 from the same period in 2007. During 2007, thirteen properties were sold at a net gain of approximately $14,000. The twelve properties sold in 2008 were at a net loss of $71,000. Also, other repossessed assets were sold at a loss of $25,000 in 2008.

Rental expenses on tax credit real estate increased $587,000 in 2008 due to the addition of tax credit properties in late 2007 and 2008. 2008 includes a full year of expenses related to the property invested in during 2007 and a partial year of income for the property invested in during 2008.

Flood related expenses were $852,000 in 2008. Included in the flood expenses are a loss of $345,000 on the net book value of property and equipment at two damaged locations. In addition, the Company recorded $507,000 of expenses related to the floods. The expenses include approximately $228,000 for decontaminating, drying and preparing the two flooded offices for remodeling. This expense also includes drying of a limited number of the Company’s records. In addition, the Company incurred $89,000 in expenses related to the evacuation of the two damaged locations. The Company has incurred $98,000 in expenses to operate three temporary locations. This expense includes rent, equipment and supplies. The remaining expense of $92,000 includes various items including meals, sandbagging and other supplies and extra mileage due to road closings and relocation of offices.

Other noninterest expense was $2,202,000 for the year ended December 31, 2008, an increase of $644,000 over the same period in 2007. Other noninterest expense includes fraud losses related to customer credit and debit cards, ATM activity and customer deposit accounts. This expense increased $116,000 in 2007 due to increased incidents of unauthorized use of customer credit and debit cards. Other noninterest expense also includes assessments paid by the Company to the FDIC and State of Iowa. These assessments increased $739,000 in 2008 to a total of $993,000. In 2007, the Company received a one-time assessment credit from the FDIC that offset the assessment expense. There were no assessment credits available in 2008 to offset the assessment expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Total other expenses were $34,364,000 for the year ended December 31, 2006. The increase in expenses in 2007 was $1,786,000. This included an increase of $885,000 in salaries and benefits, which was the direct result of salary adjustments for 2007. Other expense increases in 2007 include $75,000 in additional profit sharing plan contributions related to the growth in the underlying salary base for eligible employees. Medical expenses included with salaries and benefits increased from $1.5 million to $1.6 million in 2007. Occupancy expense increased $122,000 due to property taxes, utilities and building maintenance. Furniture and equipment expense was $39,000 higher in 2007 when compared to 2006 as a result of the costs related to equipment and software maintenance contracts. In addition, there was an increase in outside services of $366,000. Outside service expense increase included $35,000 in internal audit and loan review fees to third party service providers. Attorneys’ fees increased $49,000 to due in part of increased activity related to costs of collection efforts and repossession volume. Credit card, debit card and merchant card processing expenses, along with data processing expenses, increased $234,000 due to the volume of transactions.

Other noninterest expense was $1,558,000 for the year ended December 31, 2007, an increase of $313,000 over the same period in 2006. The expense related to fraud losses on customer accounts increased $75,000 due to increased incidents of unauthorized use of customer credit and debit cards. Other noninterest expenses also include $243,000 related to unauthorized activities by an employee of the Bank in a Bank internal account.

Income Taxes

Income tax expense was $5,556,000, $7,138,000 and $6,933,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Income taxes as a percentage of income before income taxes were 28.21% in 2008, 30.66% in 2007 and 30.82% in 2006. The amount of tax credits were $706,000, $566,000 and $566,000 for 2008, 2007 and 2006, respectively. In 2008, the Company invested in a fifth tax credit property. Credits related to this new property will be approximately $2.7 million and are expected to be recognized over a fifteen year period starting in 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Impact of Recently Issued Accounting Standards

As of January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”) in its entirety. The Statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements that prescribe fair value as the relevant measure of value. (See Footnotes 1 and 12 to the Company’s consolidated financial statements.)

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement was effective for financial statements issued for the year beginning after November 15, 2007. As the fair value option was not elected for any financial assets or liabilities, the adoption of this Statement did not have a significant effect on the Company’s consolidated financial statements for 2008.

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

Impact of Recently Issued Accounting Standards (continued)

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). The standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for the year beginning after November 15, 2008. The adoption of FAS 161 will not have a significant effect on the Company’s consolidated financial statements.

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

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. EITF No. 07-5 is effective for financial statements issued for the year beginning after December 15, 2008. The adoption of EITF No. 07-5 will not have a significant effect on the Company’s consolidated financial statements.

In June 2008, the EITF issued EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF No. 08-3”). EITF No. 08-3 states that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. EITF No. 08-3 is effective for financial statements issued for the year beginning after December 15, 2008. The adoption of EITF No. 08-3 will not have a significant effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, and therefore should be included in computing earnings per share using the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for the year beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 will not have a significant effect on the Company’s consolidated financial statements.

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

Impact of Recently Issued Accounting Standards (continued)

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140), and FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). FAS 140 is amended to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets. FIN 46(R) is amended to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant effect on the Company’s consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. Under FSP EITF 99-20-1, companies must recognize other-than-temporary impairment of beneficial interests in securitized assets if the current information and events indicate it is “possible” that there has been an adverse change in the instrument’s estimated cash flows. Interest income is also required to be based on the same cash flow estimate. FSP EITF 99-20-1 is effective for financial statements issued after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a significant effect on the Company’s consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 2008, the Company’s interest rate sensitivity report is as follows (amounts in thousands):

	Repricing Maturities Immediately	Days				More Than One Year	Total

		2-30	31-90	91-180	181-365

Earning assets:
Investment securities	$—	$2,955	$7,125	$18,370	$11,175	$174,934	$214,559
Loans	7,780	206,376	52,509	69,971	108,634	1,060,720	1,505,990

Total	7,780	209,331	59,634	88,341	119,809	1,235,654	1,720,549

Sources of funds:
Interest-bearing checking and savings accounts	48,474	—	—	—	—	406,297	454,771
Certificates of deposit	—	26,373	34,408	71,797	224,045	257,193	613,816
Other borrowings - FHLB	—	—	—	—	40,000	225,000	265,000
Federal funds and repurchase agreements	99,937	—	—	—	—	—	99,937

	148,411	26,373	34,408	71,797	264,045	888,490	1,433,524
Other sources, primarily noninterest-bearing	—	—	—	—	—	169,299	169,299

Total sources	148,411	26,373	34,408	71,797	264,045	1,057,789	1,602,823

Interest Rate Gap	$(140,631)	$182,958	$25,226	$16,544	$(144,236)	$177,865	$117,726

Cumulative Interest Rate Gap at December 31, 2008	$(140,631)	$42,327	$67,553	$84,097	$(60,139)	$117,726

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

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $212,000 as of December 31, 2008. In 2008, the Company received dividends of $7,042,000 from its subsidiary Bank and used those funds to pay dividends to its stockholders of $4,086,000 and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.

The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary Bank, which affects the Bank’s dividends to the Company. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. In order to maintain acceptable capital ratios in the subsidiary Bank, certain of its retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company totaled approximately $31,990,000, $32,641,000 and $28,138,000 as of December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, stockholders’ equity, before deducting for the maximum cash obligation related to the ESOP, was $163,177,000 and $152,895,000, respectively. This measure of stockholders’ equity as a percent of total assets was 9.16% at December 31, 2008 and 9.20% at December 31, 2007. As of December 31, 2008, total equity was 7.83% of assets compared to 7.87% of assets at the prior year end.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991, and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve. These regulations establish minimum capital requirements that member banks must maintain.

As of December 31, 2008, risk-based capital standards require 8% of risk-weighted assets. At least half of that 8% must consist of Tier I core capital (common stockholders’ equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets). Total risk-weighted assets are determined by weighting the assets according to their risk characteristics. Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by “credit conversion factors” to translate them into balance sheet equivalents before assigning them risk weightings. Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The Bank is an insured state bank, incorporated under the laws of the state of Iowa. As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the “Superintendent”). Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks. Changes in the capital structure of state banks are also approved by the Superintendent. State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain circumstances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank. In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets. At December 31, 2008, the Tier 1 risk-based leverage ratio of the Bank was 8.98% and exceeded the ratio required by the Superintendent.

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2008 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2008:
Company:
Total risk-based capital	$174,402	12.64%	8.00%	10.00%
Tier 1 risk-based capital	157,028	11.38	4.00	6.00
Leverage ratio	157,028	8.99	3.00	5.00
Bank:
Total risk-based capital	174,154	12.63	8.00	10.00
Tier 1 risk-based capital	156,795	11.38	4.00	6.00
Leverage ratio	156,795	8.98	3.00	5.00

The Bank is classified as “well capitalized” by FDIC capital guidelines.

On a consolidated basis, 2008 cash flows from operations provided $24,211,000 and net increases in deposits provided $93,960,000. These cash flows were invested in Net Loans of $129,869,000. In addition, $4,968,000 was used to purchase property and equipment and leasehold improvements. Cash flows of $3,262,000 were also used to investment in tax credit real estate properties.

At December 31, 2008, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $309,305,000 (see Note 14 to the Consolidated Financial Statements). Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements. It may also obtain additional funds from the Federal Home Loan Bank (FHLB). As of December 31, 2008, the Bank can obtain an additional $189 million from the FHLB based on the current real estate mortgage loans held. In addition, the Bank has arranged $86.5 million of credit lines at three banks. The borrowings under these credit lines would be secured by the Bank’s investment securities.

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

In 2008, the Bank opted to participate in both programs under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The first program was the Transaction Account Guarantee Program under which, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The second TLGP program in which the Bank elected to participate was the Debt Guarantee Program. The Debt Guarantee Program guarantees certain newly issued senior, unsecured debt of participating financial institutions. Under the FDIC’s Final Rule adopted on November 21, 2008, certain senior, unsecured debt issued before June 30, 2009, with a maturity of greater than 30 days that matures on or prior to June 30, 2012, is automatically included in the program. The fees associated with this program range from 50 to 100 basis points on an annualized basis and vary according to the maturity of the debt issuance. On February 10, 2009, it was announced that, for an additional premium, the FDIC will extend the Debt Guarantee Program through October 2009. The Company did not have any senior unsecured debt as of December 31, 2008.

In response to the financial crisis affecting the banking system, financial markets, investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the United States Department of the Treasury (the “Treasury”) has the authority to, among other things, make equity investments in certain financial institutions and purchase mortgage-backed and other securities from financial institutions for an aggregate amount of up to $700 billion. The Treasury exercised its authority to make such equity investments by developing the Capital Purchase Program. Under the terms of the Capital Purchase Program as they relate to companies other than S corporations, the Treasury may purchase preferred shares and warrants issued by such companies. Additional preferred shares are issued to the Treasury upon exercise of the Warrants. An investment by the Treasury subjects participants to a number of restrictions, including the need to obtain the Treasury’s consent to increase common stock dividends or repurchase common stock. The Company elected not to apply for the capital available under the Treasury’s Capital Purchase Program. The Company and the Bank are well capitalized with capital ratios that exceed regulatory requirements.

Contractual Obligations and Commitments

As disclosed in Note 14 to the Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2008:

	Payments Due By Period

	(Amounts In Thousands)

	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years

Contractual obligations:
Long-term debt obligations	$265,000	$40,000	$40,000	$—	$185,000
Operating lease obligations	2,008	340	534	521	613

Total contractual obligations:	$267,008	$40,340	$40,534	$521	$185,613

Other commitments:
Lines of credit	$309,305	$237,271	$63,229	$8,082	$723
Standby letters of credit	12,365	12,365	—	—	—

Total other commitments	$321,670	$249,636	$63,229	$8,082	$723

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Related Party Transactions

The Bank’s primary transactions with related parties are the loan and deposit relationships it maintains with certain principal officers, directors and entities related to these individuals. The Bank makes loans to related parties under substantially the same interest rates, terms and collateral as those prevailing for comparable transactions with unrelated persons. In addition, these parties may maintain deposit account relationships with the Bank that also are on the same terms as with unrelated persons. As of December 31, 2008 and 2007, loan balances to related individuals and businesses totaled $41,210,000 and $38,136,000, respectively. Deposits from these related parties totaled $7,667,000 and $11,416,000 as of December 31, 2008 and 2007, respectively.

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

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$172,444	$81,468	$92,954	$85,492	$247,432	$72,012	$751,802	$833,602
Average interest rate	6.12%	6.45%	6.46%	6.86%	5.87%	5.69%	6.16%

Loans, variable:
Balance	$246,949	$82,898	$103,693	$63,906	$225,650	$22,602	$745,698	$731,923
Average interest rate	4.74%	6.36%	6.06%	6.49%	5.81%	5.81%	5.61%

Investments (1):
Balance	$54,329	$34,505	$34,188	$31,477	$15,533	$44,527	$214,559	$214,559
Average interest rate	4.19%	4.52%	4.66%	4.87%	4.83%	5.59%	4.76%

Liabilities:
Liquid deposits (2):
Balance	$454,771	$—	$—	$—	$—	$—	$454,771	$454,771
Average interest rate	0.95%	0.00%	0.00%	0.00%	0.00%	0.00%	0.95%

Deposits, certificates:
Balance	$357,052	$165,621	$71,179	$9,307	$10,657	$—	$613,816	$613,816
Average interest rate	3.32%	3.96%	3.99%	4.05%	3.86%	0.00%	3.59%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes passbook accounts, NOW accounts, Super NOW accounts and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on Pages 62 through 96.

KPMG LLP 2500 Ruan Center 666 Grand Avenue Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hills Bancorporation:

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Hills Bancorporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hills Bancorporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

March 11, 2009

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Amounts In Thousands, Except Shares)

ASSETS	2008	2007

Cash and cash equivalents (Note 10)	$22,575	$32,383
Investment securities available for sale at fair value (amortized cost 2008 $194,402; 2007 $198,551) (Notes 2 and 6)	200,312	199,599
Stock of Federal Home Loan Bank	14,247	14,169
Loans held for sale	8,490	6,792
Loans, net of allowance for loan losses (2008 $27,660; 2007 $19,710) (Notes 3, 7 and 11)	1,469,840	1,352,599
Property and equipment, net (Note 4)	23,606	21,220
Tax credit real estate	12,065	8,803
Accrued interest receivable	10,437	11,391
Deferred income taxes, net (Note 9)	8,959	7,731
Other real estate	5,155	473
Goodwill	2,500	2,500
Other assets	2,607	3,438

	$1,780,793	$1,661,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$169,299	$154,219
Interest-bearing deposits (Note 5)	1,068,587	989,707

Total deposits	1,237,886	1,143,926
Short-term borrowings (Note 6)	99,937	87,076
Federal Home Loan Bank borrowings (Note 7)	265,000	265,348
Accrued interest payable	2,914	3,227
Other liabilities	11,879	8,626

	1,617,616	1,508,203

Commitments and Contingencies (Notes 8 and 14)

Redeemable Common Stock Held By Employee Stock Ownership Plan (ESOP) (Note 8)	23,815	22,205

Stockholders’ Equity (Note 10)
Capital stock, no par value; authorized 10,000,000 shares; issued 2008 4,597,427 shares; 2007 4,583,520 shares	—	—
Paid in capital	13,447	12,823
Retained earnings	154,176	144,122
Accumulated other comprehensive income	3,649	647
Treasury stock at cost (2008 156,882 shares; 2007 93,413 shares)	(8,095)	(4,697)

	163,177	152,895
Less maximum cash obligation related to ESOP shares (Note 8)	23,815	22,205

	139,362	130,690

	$1,780,793	$1,661,098

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006
(Amounts In Thousands, Except Per Share Amounts)

	2008	2007	2006

Interest income:
Loans, including fees	$89,341	$88,743	$80,240
Investment securities:
Taxable	4,734	4,706	4,438
Nontaxable	3,382	3,154	2,900
Federal funds sold	18	325	40

Total interest income	97,475	96,928	87,618

Interest expense:
Deposits	28,865	35,277	27,841
Short-term borrowings	1,756	2,151	2,801
FHLB borrowings	12,860	12,524	11,720

Total interest expense	43,481	49,952	42,362

Net interest income	53,994	46,976	45,256
Provision for loan losses (Note 3)	11,507	3,529	3,011

Net interest income after provision for loan losses	42,487	43,447	42,245

Other income:
Net gain on sale of loans	1,274	934	859
Trust fees	3,917	3,928	3,423
Service charges and fees	7,907	7,861	6,927
Rental revenue on tax credit real estate	1,043	685	781
Other noninterest income	2,529	2,576	2,621

	16,670	15,984	14,611

Other expenses:
Salaries and employee benefits	20,287	19,353	18,468
Occupancy	2,363	2,344	2,222
Furniture and equipment	3,527	3,482	3,443
Office supplies and postage	1,319	1,329	1,297
Advertising and business development	1,788	1,859	1,843
Outside services	5,565	5,254	4,888
Rental expenses on tax credit real estate	1,558	971	958
Flood-related expenses	852	—	—
Other noninterest expenses	2,202	1,558	1,245

	39,461	36,150	34,364

Income before income taxes	19,696	23,281	22,492
Income taxes (Note 9)	5,556	7,138	6,933

Net income	$14,140	$16,143	$15,559

Earnings per share:
Basic	$3.16	$3.59	$3.42
Diluted	3.15	3.57	3.39

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2008, 2007 and 2006
(Amounts In Thousands)

	2008	2007	2006

Net income	$14,140	$16,143	$15,559

Other comprehensive income,
Unrealized gains on securities:
Unrealized holding gains arising during the year, net of income taxes 2008 $1,860; 2007 $1,185; 2006 $320	3,002	1,912	518

Comprehensive income	$17,142	$18,055	$16,077

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2005	$11,970	$119,989	$(1,783)	$(20,634)	$(63)	$109,479

Issuance of 9,715 shares of common stock	346	—	—	—	—	346
Forfeiture of 1,693 shares of common stock	(63)	—	—	—	—	(63)
Share-based compensation	44					44
Income tax benefit related to share-based compensation	67	—	—	—	—	67
Change related to ESOP shares	—	—	—	(306)	—	(306)
Net income	—	15,559	—	—	—	15,559
Cash dividends ($.81 per share)	—	(3,696)	—	—	—	(3,696)
Purchase of 66,521 shares of common stock	—	—	—	—	(3,309)	(3,309)
Other comprehensive income	—	—	518	—	—	518

Balance, December 31, 2006	$12,364	$131,852	$(1,265)	$(20,940)	$(3,372)	$118,639

Issuance of 13,030 shares of common stock	326	—	—	—	—	326
Forfeiture of 1,169 shares of common stock	(54)	—	—	—	—	(54)
Share-based compensation	42	—	—	—	—	42
Income tax benefit related to share-based compensation	145	—	—	—	—	145
Change related to ESOP shares	—	—	—	(1,265)	—	(1,265)
Net income	—	16,143	—	—	—	16,143
Cash dividends ($.86 per share)	—	(3,873)	—	—	—	(3,873)
Purchase of 25,492 shares of common stock	—	—	—	—	(1,325)	(1,325)
Other comprehensive income	—	—	1,912	—	—	1,912

Balance, December 31, 2007	$12,823	$144,122	$647	$(22,205)	$(4,697)	$130,690

Issuance of 15,093 shares of common stock	527	—	—	—	—	527
Forfeiture of 1,186 shares of common stock	(51)	—	—	—	—	(51)
Share-based compensation	21	—	—	—	—	21
Income tax benefit related to share-based compensation	127	—	—	—	—	127
Change related to ESOP shares	—	—	—	(1,610)	—	(1,610)
Net income	—	14,140	—	—	—	14,140
Cash dividends ($.91 per share)	—	(4,086)	—	—	—	(4,086)
Purchase of 63,469 shares of common stock	—	—	—	—	(3,398)	(3,398)
Other comprehensive income	—	—	3,002	—	—	3,002

Balance, December 31, 2008	$13,447	$154,176	$3,649	$(23,815)	$(8,095)	$139,362

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(Amounts In Thousands)

	2008	2007	2006

Cash Flows from Operating Activities
Net income	$14,140	$16,143	$15,559
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,237	2,249	2,403
Provision for loan losses	11,507	3,529	3,011
Share-based compensation	21	42	44
Compensation expensed through issuance of common stock	234	133	207
Excess tax benefits related to share-based compensation	(127)	(145)	(67)
Forfeiture of common stock	(51)	(54)	(63)
Provision for deferred income taxes	(3,088)	(1,303)	(1,114)
Flood-related loss on disposal of property and equipment	345	—	—
Net loss (gain) on sale of other real estate owned and other repossessed assets	97	(14)	42
Decrease (increase) in accrued interest receivable	954	(1,099)	(1,673)
Amortization of discount on investment securities, net	424	310	504
(Increase) decrease in other assets	(3,724)	474	303
Increase in accrued interest and other liabilities	2,940	2,049	379
Loans originated for sale	(131,577)	(114,169)	(104,286)
Proceeds on sales of loans	131,153	112,119	102,039
Net gain on sales of loans	(1,274)	(934)	(859)

Net cash and cash equivalents provided by operating activities	24,211	19,330	16,429

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	47,473	36,592	40,270
Held to maturity	—	170	45
Purchases of investment securities available for sale	(43,826)	(56,758)	(21,964)
Loans made to customers, net of collections	(129,869)	(78,030)	(141,669)
Proceeds on sale of other real estate owned and other repossessed assets	1,024	1,143	1,105
Purchases of property and equipment	(4,681)	(1,408)	(2,199)
Purchases of leasehold improvements	(287)	—	—
Investment in tax credit real estate, net	(3,262)	(1,692)	484

Net cash used in investing activities	(133,428)	(99,983)	(123,928)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2008, 2007 and 2006
(Amounts In Thousands)

	2008	2007	2006

Cash Flows from Financing Activities
Net increase in deposits	93,960	36,517	70,995
Net increase in short-term borrowings	12,861	28,013	24,526
Borrowings from FHLB	20,000	60,000	45,000
Payments on FHLB borrowings	(20,348)	(30,031)	(32,782)
Borrowings from FRB	1,650	9,000	—
Payments on FRB borrowings	(1,650)	(9,000)	—
Stock options exercised	293	193	139
Excess tax benefits related to share-based compensation	127	145	67
Purchase of treasury stock	(3,398)	(1,325)	(3,309)
Dividends paid	(4,086)	(3,873)	(3,696)

Net cash provided by financing activities	99,409	89,639	100,940

(Decrease) increase in cash and cash equivalents	$(9,808)	$8,986	$(6,559)

Cash and cash equivalents:
Beginning of year	32,383	23,397	29,956

End of year	$22,575	$32,383	$23,397

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$29,178	$35,550	$26,654
Interest paid on other obligations	14,616	14,675	14,521
Income taxes paid	7,592	7,877	8,193

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$1,610	$1,265	$306
Transfers to other real estate owned	5,756	850	912

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

The Bank competes with other financial institutions and non-financial institutions providing similar financial products. Although the loan activity of the Bank is diversified with commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans, the Bank’s credit is concentrated in real estate loans. All of the Company’s operations are considered to be one reportable operating segment.

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

Certain significant estimates: The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involves certain significant estimates made by management. These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2008 may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Investment securities: Held-to-maturity securities consisted solely of debt securities, which the Company had the positive intent and ability to hold to maturity and were stated at amortized cost. Available-for-sale securities consist of debt securities not classified as trading or held to maturity. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. There were no trading or held to maturity securities as of December 31, 2008 and 2007.

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

Loans are considered non-performing when, based on current information and events, it is probable the Bank will not be able to collect all amounts due. A non-performing loan includes any loan that has been placed on nonaccrual status. They also include loans, based on current information and events, that it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. The portion of the allowance for loan losses applicable to non-performing loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of non-performing loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Interest income on nonaccrual loans is recognized on the cash basis.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payments of interest or principal when they become due.

Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Activities and Significant Accounting Policies (Continued)

Tax credit real estate: Tax credit real estate represents two multi-family rental properties, two assisted living rental properties and a multi-tenant rental property for persons with disabilities, all which are affordable housing projects as of December 31, 2008. The Bank has a 99% limited partnership interest in each limited partnership. The investment in each was completed after the projects had been developed by the general partner. The properties are recorded at cost less accumulated depreciation. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Deferred income taxes: Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. Interest and penalties on unrecognized tax benefits are classified as an other noninterest expense. As of December 31, 2008, the Company had no material unrecognized tax benefits.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Activities and Significant Accounting Policies (Continued)

Earning per share: Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding. The following table presents calculations of earnings per share:

	Year Ended December 31,
	2008	2007	2006

	(Amounts In Thousands)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	4,490,107	4,503,738	4,562,237
Weighted average number of net shares issued (redeemed)	(22,122)	(4,158)	(6,215)

Weighted average shares outstanding (basic)	4,467,985	4,499,580	4,556,022
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	15,202	19,495	25,581

Weighted average number of shares (diluted)	4,483,187	4,519,075	4,581,603

Net income (In Thousands)	$14,140	$16,143	$15,559

Earnings per share:
Basic	$3.16	$3.59	$3.42

Diluted	$3.15	$3.57	$3.39

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

Fair value of financial instruments: The Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”), in its entirety on January 1, 2008. FAS 157 provides a single definition for fair value, a framework for measuring fair value and expanded disclosures concerning fair value. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2008

	Level 1	Level 2	Level 3	Total

	(Amounts in Thousands)

Investment securities available for sale	$99,849	$100,463	$—	$200,312

Total	$99,849	$100,463	$—	$200,312

          Valuation methodologies have not changed during the year ended December 31, 2008.

          All securities from the FHLB, FHLMC and FNMA are included in Level 1.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Activities and Significant Accounting Policies (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008 that were still held on the balance sheet at December 31, 2008, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2008				Year Ended December 31, 2008

	Level 1	Level 2	Level 3	Total	Total Losses

	(Amounts in Thousands)

Loans (1)	$—	$4,850	$—	$4,850	$1,417

Total	$—	$4,850	$—	$4,850	$1,417

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

Reclassifications: Certain prior year amounts may be reclassified to conform to the current year presentation.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Investment Securities

Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading in its portfolio at December 31, 2008 or 2007. The carrying amount of available-for-sale securities and their approximate fair values were as follows December 31 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

December 31, 2008:
Other securities (FHLB, FHLMC and FNMA)	$95,642	$4,207	$—	$99,849
State and political subdivisions	98,760	1,774	(71)	100,463

Total	$194,402	$5,981	$(71)	$200,312

December 31, 2007:
Other securities (FHLB, FHLMC and FNMA)	$104,041	$1,070	$(146)	$104,965
State and political subdivisions	94,510	426	(302)	94,634

Total	$198,551	$1,496	$(448)	$199,599

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2008, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$39,644	$40,082
Due after one year through five years	111,183	115,703
Due after five years through ten years	42,661	43,622
Due over ten years	914	905

Total	$194,402	$200,312

As of December 31, 2008, investment securities with a carrying value of $99,937,000 were pledged to collateralize public deposits, short-term borrowings and for other purposes, as required or permitted by law.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Investment Securities (Continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007 (in thousands):

2008 Description of Securities	Less than 12 months				12 months or more				Total

	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

Other securities (FHLB, FHLMC and FNMA)	—	$—	$—	—	—	$—	$—	—	—	$—	$—	—

State and municipal bonds	27	8,538	(56)	0.66%	10	1,684	(15)	0.89%	37	10,222	(71)	0.69%

Total temporarily impaired securities	27	$8,538	$(56)	0.66%	10	$1,684	$(15)	0.89%	37	$10,222	$(71)	0.69%

	Less than 12 months				12 months or more				Total
2007 Description of Securities
	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

Other securities (FHLB, FHLMC and FNMA)	3	$6,571	$(29)	0.44%	16	$36,391	$(117)	0.32%	19	$42,962	$(146)	0.34%

State and municipal bonds	41	10,892	(41)	0.38%	159	32,069	(261)	0.81%	200	42,961	(302)	0.70%

Total temporarily impaired securities	44	$17,463	$(70)	0.40%	175	$68,460	$(378)	0.55%	219	$85,923	$(448)	0.52%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. The nature of the investments with gross unrealized losses as of December 31, 2008 was state and municipal bonds (16 issues are non-rated local issues and 21 issues are A1 or better rated, general obligation bonds). Therefore, none of the impairments in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest. The cause of the impairments is due to changes in interest rates. The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities for the foreseeable future.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans

The composition of loans is as follows:

	December 31,

	2008	2007	2006

		(Amounts In Thousands)

Agricultural	$64,198	$60,004	$49,223
Commercial and financial	162,170	132,070	118,339
Real estate:
Construction	140,349	123,144	114,199
Mortgage	1,095,742	1,020,802	983,489
Loans to individuals	35,041	36,289	31,827

	1,497,500	1,372,309	1,297,077
Less allowance for loan losses	27,660	19,710	17,850

	$1,469,840	$1,352,599	$1,279,227

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2008	2007	2006

	(Amounts In Thousands)

Balance, beginning	$19,710	$17,850	$15,360
Provision charged to expense	11,507	3,529	3,011
Recoveries	932	1,249	1,352
Loans charged off	(4,489)	(2,918)	(1,873)

Balance, ending	$27,660	$19,710	$17,850

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

Information about impaired and nonaccrual loans as of and for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2,008	2,007	2,006

	(Amounts In Thousands)

Impaired loans receivable for which there is a related allowance for loan losses	$9,050	$4,950	$947
Impaired loans receivable for which there is no related allowance for loan losses	43,136	34,633	13,734

Total	$52,186	$39,583	$14,681

Related allowance for credit losses on impaired loans	$3,551	$355	$292
Average balance of impaired loans	41,447	32,246	15,722
Nonaccrual loans (included as impaired loans)	2,535	4,948	879
Loans past due ninety days or more and still accruing	5,049	6,019	4,983
Restructured loans	4,478	—	—
Interest income recognized on impaired loans	2,582	2,554	1,212
Interest income forfeited on non-accrual loans	163	279	34

The increase in impaired loans is due to flood-related loans of $5.0 million and the deterioration in credit quality of one borrower relationships that have an aggregate balance of approximately $10.4 million as of December 31, 2008.

The Company restructured loans totaling $4.5 million during 2008. These loans related to two customers. The first customer relationship consisted of six loans totaling $1.2 million and are flood related. The Company would have recorded $63,000 in interest income during 2008 related to these loans if the loans had been current in accordance with their original terms. There was no interest income related to the restructured loans included in net income for 2008 as the accrued interest on the loans was charged off during the period and the loans are currently on non-accrual status. The Company loaned an additional $137,000 to the borrower in 2008 after the completion of the restructuring of the loans noted above. In addition, the Company has committed to lend an additional $270,000 to the customer. The second restructured customer relationship consisted of four loans totaling $3.3 million. This restructure was completed as of the end of 2008. There was no lost interest income related to this customer relationship in 2008. The Company does not have any commitments to lend the customer additional funds.

Note 4. Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,

	2008	2007	2006

	(Amounts In Thousands)

Land	$5,598	$4,846	$4,648
Buildings and improvements	20,107	19,178	18,929
Furniture and equipment	18,143	15,817	14,856

	43,848	39,841	38,433
Less accumulated depreciation	20,242	18,621	16,372

Net	$23,606	$21,220	$22,061

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Interest-Bearing Deposits

A summary of these deposits is as follows:

	December 31,

	2008	2007

	(Amounts In Thousands)

NOW and other demand	$191,101	$164,531
Savings	263,670	255,345
Time, $100,000 and over	161,910	131,159
Other time	451,906	438,672

	$1,068,587	$989,707

Brokered deposits totaled $10.4 million as of December 31, 2008 with an average interest rate of 3.28%. There were no brokered deposits as of December 31, 2007. Brokered deposits are included in time deposits and are in increments less than $100,000.

Time deposits have a maturity as follows:

	December 31,
	2008	2007

	(Amounts In Thousands)
Due in one year or less	$357,052	$461,130
Due after one year through two years	165,621	43,772
Due after two years through three years	71,179	53,395
Due after three years through four years	9,307	9,950
Due over four years	10,657	1,584

	$613,816	$569,831

Note 6. Short-Term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with a maturity of less than one year):

	December 31,
	2008	2007

	(Amounts In Thousands)
Federal funds purchased, secured by other securities (FHLB, FHLMC and FNMA)	$53,387	$39,675
Repurchase agreements with customers, renewable daily, interest payable monthly, secured by other securities (FHLB, FHLMC and FNMA)	38,499	43,886
Repurchase agreements with customers, interest fixed, maturities of less than one year, secured by other securities (FHLB, FHLMC and FNMA)	8,051	3,515

	$99,937	$87,076

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2008 and 2007 was 1.20% and 3.90%, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Short-Term Borrowings (Continued)

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of investment securities. The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate. The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers. At December 31, 2008, $46.6 million of securities sold under repurchase agreements with a weighted average interest rate of 1.77%, maturing in 2009, were collateralized by investment securities having an amortized cost of $64.6 million.

Note 7. Federal Home Loan Bank Borrowings

As of December 31, 2008 and 2007, the borrowings were as follows:

	2008	2007

(Effective interest rates as of December 31, 2008)	(Amounts In Thousands)

Due 2008	$—	$20,348
Due 2009, 5.66% to 6.22%	40,000	40,000
Due 2010, 5.77% to 6.61%	40,000	40,000
Due 2015, 3.70% to 4.56%	60,000	60,000
Due 2016, 4.46% to 4.69%	45,000	45,000
Due 2017, 4.09% to 4.89%	60,000	60,000
Due 2018, 3.65%	20,000	—

	$265,000	$265,348

All of the borrowings are callable by the FHLB with call dates ranging from 2009 through 2013. $165,000,000 of the borrowings are callable in the first quarter of 2009. The advances are unlikely to be called unless rates would increase significantly.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock. The Company’s investment in FHLB stock was $14,247,000 and $14,169,000 at December 31, 2008 and 2007, respectively. Collateral is provided by the Company’s 1-4 family mortgage loans totaling $331,250,000 at December 31, 2008 and $318,417,000 at December 31, 2007.

Note 8. Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the “ESOP”) to which it makes discretionary cash contributions. The Company’s contribution to the ESOP totaled $137,000, $140,000 and $123,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value. To the extent that shares of common stock held by the ESOP are not readily tradable, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders’ equity. Effective June 30, 2005, as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company began obtaining a quarterly independent appraisal of the shares of stock. Previously, the Company was obtaining an independent appraisal of the shares of stock on an annual basis for the Company’s ESOP. As of December 31, 2008 and 2007, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Employee Benefit Plans (Continued)

	2008	2007

Shares held by the ESOP	433,001	418,959

Fair value per share	$55.00	$53.00

Maximum cash obligation	$23,815,000	$22,205,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors. The profit-sharing contribution totaled $1,124,000, $1,049,000, and $983,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company made matching contributions under its 401(k) plan of $118,000 in 2008, $111,000 in 2007 and $105,000 in 2006 and each such amount is included in salaries and employee benefits.

The Company provides a deferred compensation program for executive officers. This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date. The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan. Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation. The “stock units” are book entry only and do not represent an actual purchase of stock. The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock. The deferrals and earnings grow tax deferred until withdrawn from the plan. Earnings credited to the individual’s accounts are recorded as compensation expense when earned. The deferred compensation liability is recorded in other liabilities and totals $3.0 million and $2.8 million at December 31, 2008 and 2007, respectively. Expense related to the deferred compensation plan was $177,000, $198,000 and $213,000 for 2008, 2007 and 2006, respectively and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors. Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date. Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation. The “stock units” are book entry only and do not represent an actual purchase of stock. The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock. The deferred compensation liability for the directors’ plan is recorded in other liabilities and totals $1.2 million and $1.1 million at December 31, 2008 and 2007, respectively. Expense related to the directors’ deferred compensation plan was $61,000, $73,000 and $74,000 for 2008, 2007 and 2006, respectively, and is included in other noninterest expenses.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Employee Benefit Plans (Continued)

A summary of the stock options is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)

Balance, December 31, 2005	62,619	$26.69
Granted	—	—
Exercised	(5,424)	25.62

Balance, December 31, 2006	57,195	26.79	4.88	$1,532
Granted	4,580	52.00
Exercised	(10,410)	18.55
Forfeited	(3,000)	25.67

Balance, December 31, 2007	48,365	31.02	5.05	1,500
Granted	—	—
Exercised	(10,705)	27.37

Balance, December 31, 2008	37,660	32.05	4.36	1,207

There were no stock options granted in 2008. The weighted-average fair value of options granted in 2007 was $16.98 per share. The intrinsic value of options exercised was $293,000 and $193,000 for 2008 and 2007, respectively.

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

2007

Risk-free interest rate	5.21%
Expected option life	7.5 years
Expected volatility	25.33%
Expected dividends	1.69%

Other pertinent information related to the options outstanding at December 31, 2008 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$25.67	10,775	29 Months	10,775
29.33	14,925	48 Months	14,925
33.67	3,000	60 Months	3,000
34.50	2,940	64 Months	2,940
36.25	1,440	69 Months	1,440
52.00	4,580	101 Months	—

	37,660		33,080

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Employee Benefit Plans (Continued)

As of December 31, 2008, the outstanding options have a weighted-average exercise price of $32.05 per share and a weighted average remaining contractual term of 4.36 years. The intrinsic value of all options outstanding was $1,207,000 as of December 31, 2008.

As of December 31, 2008, there was $52,000 in unrecognized compensation cost for stock options granted under the plan. This cost is expected to be recognized over a weighted-average period of 3.33 years.

As of December 31, 2008, the vested options totaled 33,080 shares with a weighted-average exercise price of $29.29 per share and a weighted-average remaining contractual term of 3.80 years. The intrinsic value for the vested options was $969,000. The fair value of the 3,000 options vested during 2008 was $101,000. The fair value of the 15,100 options vested in 2007 was $123,000.

As of December 31, 2008, 107,748 shares were available for stock options and awards. The committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 4,388 shares of common stock in 2008, 2,192 in 2007 and 4,291 in 2006 to certain employees. The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period. The expense relating to these awards for the years ended December 31, 2008, 2007 and 2006 was $179,000, $166,000 and $149,000, respectively.

Note 9.	Income Taxes

Income taxes for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	2008	2007	2006

	(Amounts In Thousands)

Current:
Federal	$7,242	$7,091	$6,771
State	1,402	1,350	1,276
Deferred:
Federal	(2,684)	(1,133)	(968)
State	(404)	(170)	(146)

	$5,556	$7,138	$6,933

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Income Taxes (Continued)

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	December 31,

	2008	2007

	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$10,580	$7,539
Deferred compensation	1,833	1,647
Accrued expenses	472	379
Interest on nonaccrual loans	62	107
State net operating loss	358	341

Gross deferred tax assets	13,305	10,013
Valuation allowance	(358)	(341)

Deferred tax asset, net of valuation allowance	12,947	9,672

Deferred income tax liabilities:
Property and equipment	936	904
FHLB dividends	132	132
Prepaid expenses	180	78
Unrealized gains on investment securities	2,261	401
Goodwill	447	382
Other	32	44

Gross deferred tax liabilities	3,988	1,941

Net deferred income tax assets	$8,959	$7,731

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards. The net operating loss carry-forwards are generated by the parent company largely from its investment in tax credit real estate properties. The parent company is required to file a separate Iowa tax return and cannot be consolidated with the Bank. The net operating loss carry-forwards will expire, if not utilized, between 2009 and 2024. The Company has recorded a valuation allowance to reduce the net operating loss carry-forwards. At December 31, 2008 and 2007, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized. The increase in net operating loss carry-forward in 2008 compared to 2007 reflects the additional Iowa income tax net operating loss generated during 2008 less any expiring carry-forward. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The valuation allowance increased by $17,000 and $28,000 for each of the years ended December 31, 2008 and 2007, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Income Taxes (Continued)

The net change in the deferred income taxes for the years ended December 31, 2008, 2007 and 2006 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,

	2008	2007	2006

	(Amounts In Thousands)

Consolidated statements of income	$3,088	$1,303	$1,114
Consolidated statements of stockholders’ equity	(1,860)	(1,185)	(320)

	$1,228	$118	$794

Income tax expense for the years ended December 31, 2008, 2007 and 2006 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2008		2007		2006

	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income

	(Amounts In Thousands)

Expected tax expense	$6,893	35.0%	$8,148	35.0%	$7,872	35.0%
Tax-exempt interest	(1,300)	(6.6)	(1,230)	(5.2)	(1,114)	(5.0)
Interest expense limitation	180	0.9	212	0.9	185	0.8
State income taxes, net of federal income tax benefit	649	3.3	767	3.3	735	3.3
Income tax credits	(711)	(3.6)	(566)	(2.4)	(566)	(2.5)
Other	(155)	(0.8)	(193)	(0.9)	(179)	(0.8)

	$5,556	28.2%	$7,138	30.7%	$6,933	30.8%

Federal income tax expense for the years ended December 31, 2008, 2007 and 2006 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. On January 1, 2007, the Company adopted FIN 48. The evaluation was performed for those tax years which remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes. The tax years ended December 31, 2007, 2006 and 2005, remain subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2007, 2006 and 2005, remain open for examination. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. There were no material unrecognized tax benefits on January 1, 2008 and December 31, 2008. No interest or penalties on these unrecognized tax benefits has been recorded. As of December 31, 2008, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2008 and 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual amounts and capital ratios as of December 31, 2008 and 2007, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2008:
Company:
Total risk-based capital	$174,402	12.64%	8.00%	10.00%
Tier 1 risk-based capital	157,028	11.38	4.00	6.00
Leverage ratio	157,028	8.99	3.00	5.00
Bank:
Total risk-based capital	174,154	12.63	8.00	10.00
Tier 1 risk-based capital	156,795	11.38	4.00	6.00
Leverage ratio	156,795	8.98	3.00	5.00

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions (Continued)

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Ratio	Ratio

As of December 31, 2007:
Company:
Total risk-based capital	$165,254	13.37%	8.00%	10.00%
Tier 1 risk-based capital	149,749	12.11	4.00	6.00
Leverage ratio	149,749	9.18	3.00	5.00
Bank:
Total risk-based capital	165,024	13.36	8.00	10.00
Tier 1 risk-based capital	149,532	12.11	4.00	6.00
Leverage ratio	149,532	9.17	3.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank. The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends. To maintain a ratio of capital to assets of 8%, retained earnings of $31,990,000 as of December 31, 2008 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank. Reserve balances totaled $3,966,000 and $2,436,000 as of December 31, 2008 and 2007, respectively.

In 2008, the Bank opted to participate in both programs under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The first program was the Transaction Account Guarantee Program under which, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The second program was the Debt Guarantee Program which provides an FDIC guarantee for newly issued senior unsecured debt. The Company did not have any senior unsecured debt as of December 31, 2008.

The Bank elected not to apply for the capital available under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2008 and 2007:

	Year Ended December 31,

	2008	2007

	(Amounts In Thousands)

Balance, beginning	$38,136	$32,638
Advances	70,783	50,042
Collections	(67,709)	(44,544)

Balance, ending	$41,210	$38,136

Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007 are as follows:

	2008		2007

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(Amounts In Thousands)

Cash and due from banks	$22,575	$22,575	$32,383	$32,383
Investment securities	214,559	214,559	213,768	213,768
Loans	1,478,330	1,565,525	1,359,391	1,316,062
Accrued interest receivable	10,437	10,437	11,391	11,391
Deposits	1,237,886	1,237,886	1,143,926	1,143,926
Federal funds purchased and securities sold under agreements to repurchase	99,937	99,937	87,076	87,076
Borrowings from Federal Home Loan Bank	265,000	275,727	265,348	232,191
Accrued interest payable	2,914	2,914	3,227	3,227

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$309,305	$—	$237,138	$—
Letters of credit	12,365	—	10,961	—

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2008 and 2007
(Amounts In Thousands)

ASSETS	2008	2007

Cash at subsidiary bank	$212	$257
Investment in subsidiary bank	162,944	152,679
Other assets	1,249	1,029

Total assets	$164,405	$153,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities	$1,228	$1,070

Redeemable common stock held by ESOP	23,815	22,205

Stockholders’ equity:
Capital stock	13,447	12,823
Retained earnings	154,176	144,122
Accumulated other comprehensive income	3,649	647
Treasury stock at cost	(8,095)	(4,697)

	163,177	152,895
Less maximum cash obligation related to ESOP shares	23,815	22,205

Total stockholders’ equity	139,362	130,690

Total liabilities and stockholders’ equity	$164,405	$153,965

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006
(Amounts In Thousands)

	2008	2007	2006

Interest on checking account and investment securities	$—	$18	$160
Dividends received from subsidiary	7,042	4,376	3,696
Other expenses	(255)	(273)	(265)

Income before income tax benefit and equity in undistributed income of subsidiary	6,787	4,121	3,591
Income tax benefit	89	89	37

	6,876	4,210	3,628
Equity in undistributed income of subsidiary	7,264	11,933	11,931

Net income	$14,140	$16,143	$15,559

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(Amounts In Thousands)

	2008	2007	2006

Cash flows from operating activities:
Net income	$14,140	$16,143	$15,559
Noncash items included in net income:
Equity in undistributed income of subsidiary	(7,264)	(11,933)	(11,931)
Share-based compensation	21	42	44
Compensation expensed through issuance of common stock	234	133	207
Excess tax benefits related to share-based compensation	(127)	(145)	(67)
Forfeiture of common stock	(51)	(54)	(63)
Increase in other assets	(92)	(216)	(48)
Increase in liabilities	158	164	147

Net cash provided by operating activities	7,019	4,134	3,848

Cash flows from financing activities:
Stock options exercised	293	193	139
Excess tax benefits related to share-based compensation	127	145	67
Purchase of treasury stock	(3,398)	(1,325)	(3,309)
Dividends paid	(4,086)	(3,873)	(3,696)

Net cash used in financing activities	(7,064)	(4,860)	(6,799)

Decrease in cash	(45)	(726)	(2,951)
Cash balance:
Beginning of year	257	983	3,934

Ending of year	$212	$257	$983

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Commitments and Contingencies

Concentrations of credit risk: The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank’s market area. Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $30,624,000. The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements. Outstanding letters of credit were granted primarily to commercial borrowers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic conditions in Johnson County and Linn County, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at December 31, 2008 and 2007 is as follows:

	2008	2007

	(Amounts In Thousands)

Firm loan commitments and unused portion of lines of credit:
Home equity loans	$38,519	$36,360
Credit cards	35,407	30,737
Commercial, real estate and home construction	86,073	99,580
Commercial lines and real estate purchase loans	149,306	123,007
Outstanding letters of credit	12,365	10,961

Commitments for commercial lines and real estate loans increased $26.3 million since December 31, 2007. Real estate loan commitments were $23.2 million as of December 31, 2007 and $38.1 million as of December 31, 2008, an increase of $14.9 million. This increase is due to the level of refinancing activity in late 2008 as a result of favorable interest rates. In addition, commercial lines increased to $74.6 million and agricultural lines increased to $24.2 million, a change of $11.4 million in commercial and agricultural lines since December 31, 2007. This change is due to lines of credit for new customers and increased lines for existing customers.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded the Bank would be entitled to seek recovery from the customer. At December 31, 2008 and 2007, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases. The minimum future rental commitments as of December 31, 2008 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)

2009	340
2010	266
2011	268
2012	265
2013	256
Thereafter	613

$2,008

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended

	March	June	September	December	Year

2008
Interest income	$24,573	$24,092	$24,399	$24,411	$97,475
Interest expense	12,070	10,865	10,371	10,175	43,481

Net interest income	$12,503	$13,227	$14,028	$14,236	$53,994
Provision for loan losses	587	5,172	1,026	4,722	11,507
Other income	4,310	4,248	4,072	4,040	16,670
Other expense	9,253	10,092	10,327	9,789	39,461

Income before income taxes	$6,973	$2,211	$6,747	$3,765	19,696
Income taxes	2,184	361	2,058	953	5,556

Net income	$4,789	$1,850	$4,689	$2,812	$14,140

Basic earnings per share	$1.07	$0.41	$1.05	$0.63	$3.16
Diluted earnings per share	1.06	0.41	1.05	0.63	3.15

2007
Interest income	$23,284	$24,008	$24,724	$24,912	$96,928
Interest expense	11,966	12,396	12,698	12,892	49,952

Net interest income	$11,318	$11,612	$12,026	$12,020	$46,976
Provision for loan losses	532	954	1,270	773	3,529
Other income	3,629	4,136	4,217	4,002	15,984
Other expense	8,612	8,921	9,070	9,547	36,150

Income before income taxes	$5,803	$5,873	$5,903	$5,702	23,281
Income taxes	1,798	1,806	1,814	1,720	7,138

Net income	$4,005	$4,067	$4,089	$3,982	$16,143

Basic earnings per share	$0.89	$0.90	$0.91	$0.89	$3.59
Diluted earnings per share	0.88	0.90	0.90	0.89	3.57

PART II

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008. Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2008. Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 20, 2009 for the Annual Meeting of Stockholders on April 20, 2009. Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer. A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

James G. Pratt
Treasurer
Hills Bancorporation
131 Main Street
Hills, Iowa 52235

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the item entitled “Executive Compensation and Benefits” in the Company’s Definitive Proxy Statement dated March 20, 2009 for the Annual Meeting of Stockholders on April 20, 2009. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement dated March 20, 2009 for the Annual Meeting of Stockholders on April 20, 2009. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the item entitled “Loans to and Certain Other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 20, 2009 for the Annual Meeting of Stockholders on April 20, 2009. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 20, 2009 for the Annual Meeting of Shareholders on April 20, 2009, under the heading “Independent Registered Public Accounting Firm – Audit and Other Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

			Form 10-K Reference

(a)	1.	Financial Statements

		Independent registered public accounting firm’s report on the financial statements	62
		Consolidated balance sheets as of December 31, 2008 and 2007	63
		Consolidated statements of income for the years ended December 31, 2008, 2007, and 2006	64
		Consolidated statements of comprehensive income for the years ended December 31, 2008, 2007 and 2006	65
		Consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2007 and 2006	66
		Consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006	67
		Notes to consolidated financial statements	69

	2.	Financial Statements Schedules

		All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

	3.1	Articles of Incorporation filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	3.2	By-Laws filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	10.1	Material Contract (Employee Stock Ownership Plan) filed as Exhibit 10(a) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.2	Material Contract (1993 Stock Incentive Plan) filed as Exhibit 10(b) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.3	Material Contract (1995 Deferred Compensation Plans) filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.4	Material Contract (2000 Stock Option and Incentive Plan) filed as Exhibit A to the Hills Bancorporation Proxy Statement dated March 23, 2001 is incorporated by reference.

	11	Statement Regarding Computation of Basic and Diluted Earnings Per Share on Page 102.

	21	Subsidiary of the Registrant is Attached on Page 103.

	23	Consent of Independent Registered Public Accounting Firm is Attached on Page 104. KPMG LLP

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 105 - 106.

	32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 107.

(b)		Reports on Form 8-K:

		The Registrant filed no reports on Form 8-K for the three months ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date: March 11, 2009	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: March 11, 2009	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date: March 11, 2009	By: /s/ Willis M. Bywater

Willis M. Bywater, Director

Date: March 11, 2009	By: /s/ Michael S. Donovan

Michael S. Donovan, Director

Date: March 11, 2009	By: /s/ Thomas J. Gill

Thomas J. Gill, Director

Date: March 11, 2009	By: /s/ Michael E. Hodge

Michael E. Hodge, Director

Date: March 11, 2009	By: /s/ James A. Nowak

James A. Nowak, Director

Date: March 11, 2009	By: /s/ Richard W. Oberman

Richard W. Oberman, Director

Date: March 11, 2009	By: /s/ Theodore H. Pacha

Theodore H. Pacha, Director

Date: March 11, 2009	By: /s/ John W. Phelan

John W. Phelan, Director

Date: March 11, 2009	By: /s/ Ann M. Rhodes

Ann M. Rhodes, Director

Date: March 11, 2009	By: /s/ Ronald E. Stutsman

Ronald E. Stutsman, Director

Date: March 11, 2009	By: /s/ Sheldon E. Yoder

Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2008

Exhibit Number	Description	Page Number In The Sequential Numbering System For 2008 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share	102

21	Subsidiary of the Registrant	103

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP	104

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	105-106

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	107