Form 10-Q
period 2009-03-31
HILLS BANCORPORATION
filed 2009-05-08
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At April 30, 2009

Common Stock, no par value	4,597,687

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

ASSETS	March 31, 2009 (Unaudited)	December 31, 2008

Cash and due from banks	$24,655	$22,575
Federal funds sold	76,150	—

Total cash and cash equivalents	$100,805	$22,575
Investment securities available for sale at fair value (amortized cost March 31, 2009 $195,196; December 31, 2008 $194,402)	201,102	200,312
Stock of Federal Home Loan Bank	14,247	14,247
Loans held for sale	3,373	8,490
Loans, net of allowance for loan losses (March 31, 2009 $28,600; December 31, 2008 $27,660)	1,468,050	1,469,840
Property and equipment, net	23,953	23,606
Tax credit real estate	11,518	12,065
Accrued interest receivable	10,627	10,437
Deferred income taxes, net	8,878	8,959
Other real estate	1,578	5,155
Goodwill	2,500	2,500
Other assets	2,726	2,607

	$1,849,357	$1,780,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Noninterest-bearing deposits	$162,199	$169,299
Interest-bearing deposits	1,207,323	1,068,587

Total deposits	$1,369,522	$1,237,886
Short-term borrowings	36,039	99,937
Federal Home Loan Bank borrowings	265,000	265,000
Accrued interest payable	2,886	2,914
Other liabilities	13,343	11,879

	$1,686,790	$1,617,616

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$23,815	$23,815

STOCKHOLDERS’ EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued March 31, 2009 4,597,877 shares; December 31, 2008 4,597,427 shares	$—	$—
Paid in capital	13,476	13,447
Retained earnings	154,124	154,176
Accumulated other comprehensive income	3,647	3,649
Treasury stock at cost (March 31, 2009 167,512 shares; December 31, 2008 156,882 shares)	(8,680)	(8,095)

	$162,567	$163,177
Less maximum cash obligation related to ESOP shares	23,815	23,815

	$138,752	$139,362

	$1,849,357	$1,780,793

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,

	2009	2008

Interest income:
Loans, including fees	$22,057	$22,482
Investment securities:
Taxable	954	1,250
Nontaxable	853	841
Federal funds sold	4	—

Total interest income	$23,868	$24,573

Interest expense:
Deposits	$6,562	$8,304
Short-term borrowings	223	548
FHLB borrowings	3,173	3,218

Total interest expense	$9,958	$12,070

Net interest income	$13,910	$12,503
Provision for loan losses	2,436	587

Net interest income after provision for loan losses	$11,474	$11,916

Other income:
Net gain on sale of loans	$1,180	$324
Trust fees	830	1,011
Service charges and fees	1,816	1,894
Rental revenue on tax credit real estate	308	278
Other noninterest income	592	803

	$4,726	$4,310

Other expenses:
Salaries and employee benefits	$5,201	$5,006
Occupancy	773	618
Furniture and equipment	929	914
Office supplies and postage	340	328
Advertising and business development	451	361
Outside services	1,457	1,269
Rental expenses on tax credit real estate	413	305
FDIC insurance assessment	525	179
Other noninterest expense	755	273

	$10,844	$9,253

Income before income taxes	$5,356	$6,973
Income taxes	1,367	2,184

Net income	$3,989	$4,789

Earnings per share:
Basic	$0.90	$1.07
Diluted	0.90	1.06

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended March 31,

	2009	2008

Net income	$3,989	$4,789

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of income taxes, 2009 ($2); 2008 $1,481	(2)	2,392

Comprehensive income	$3,987	$7,181

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2007	$12,823	$144,122	$647	$(22,205)	$(4,697)	$130,690
Issuance of 1,597 shares of common stock	85	—	—	—	—	85
Forfeiture of 169 shares of common stock	(6)	—	—	—	—	(6)
Share-based compensation	5	—	—	—	—	5
Net income	—	4,789	—	—	—	4,789
Cash dividends ($.91 per share)	—	(4,086)	—	—	—	(4,086)
Purchase of 5,600 shares of common stock	—	—	—	—	(297)	(297)
Other comprehensive income	—	—	2,392	—	—	2,392

Balance, March 31, 2008	$12,907	$144,825	$3,039	$(22,205)	$(4,994)	$133,572

Balance, December 31, 2008	$13,447	$154,176	$3,649	$(23,815)	$(8,095)	$139,362
Issuance of 607 shares of common stock	33	—	—	—	—	33
Forfeiture of 157 shares of common stock	(8)	—	—	—	—	(8)
Share-based compensation	4	—	—	—	—	4
Net income	—	3,989	—	—	—	3,989
Cash dividends ($.91 per share)	—	(4,041)	—	—	—	(4,041)
Purchase of 10,630 shares of common stock	—	—	—	—	(585)	(585)
Other comprehensive loss	—	—	(2)	—	—	(2)

Balance, March 31, 2009	$13,476	$154,124	$3,647	$(23,815)	$(8,680)	$138,752

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Three Months Ended March 31,

	2009	2008

Cash Flows from Operating Activities
Net income	$3,989	$4,789
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	602	563
Provision for loan losses	2,436	587
Share-based compensation	4	5
Forfeiture of common stock	(8)	(6)
Compensation expensed through issuance of common stock	33	85
Provision for deferred income taxes	83	(160)
Net loss on sale of other real estate owned and other repossessed assets	464	18
Increase in accrued interest receivable	(190)	(402)
Amortization of discount on investment securities, net	147	83
(Increase) decrease in other assets	(119)	317
Increase in accrued interest payable and other liabilities	1,436	2,337
Loans originated for sale	(88,232)	(42,348)
Proceeds on sales of loans	94,529	39,714
Net gain on sales of loans	(1,180)	(324)

Net cash and cash equivalents provided by operating activities	$13,994	$5,258

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$10,770	$12,892
Purchases of investment securities available for sale	(11,711)	(10,822)
Loans made to customers, net of collections	(1,305)	(17,772)
Proceeds on sale of other real estate owned and other repossessed assets	3,772	259
Purchases of property and equipment	(949)	(1,392)
Investment in tax credit real estate, net	547	54

Net cash provided by (used in) investing activities	$1,124	$(16,781)

Cash Flows from Financing Activities
Net increase in deposits	$131,636	$47,192
Net decrease in short-term borrowings	(63,898)	(23,485)
Payments on FHLB borrowings	—	(10,001)
Borrowings from FRB	—	2,000
Payments on FRB borrowings	—	(2,000)
Purchase of treasury stock	(585)	(297)
Dividends paid	(4,041)	(4,086)

Net cash provided by financing activities	$63,112	$9,323

(Continued)

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Amounts In Thousands)

	Three Months Ended March 31,

	2009	2008

Increase (decrease) in cash and cash equivalents	$78,230	$(2,200)

Cash and cash equivalents:
Beginning of year	22,575	32,383

End of period	$100,805	$30,183

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$6,590	$8,283
Interest paid on other obligations	3,396	3,766
Income taxes	1,079	456

Noncash financing activities:
Transfers to other real estate owned	$659	$304

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

Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2008 filed with the Securities Exchange Commission on March 11, 2009.

The allowance for loan losses in an estimate, and as such, events may occur in the future which affect its accuracy. Actual default and loss rates may differ materially from levels assumed by the Company. Management will continue to closely monitor its portfolio.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended March 31,

	2009	2008

Common shares outstanding at the beginning of the period	4,440,545	4,490,107
Weighted average number of net shares redeemed	(2,673)	(2,806)

Weighted average shares outstanding (basic)	4,437,872	4,487,301
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	15,457	19,778

Weighted average number of shares (diluted)	4,453,329	4,507,079

Net income (In Thousands)	$3,989	$4,789

Earnings per share:
Basic	$0.90	$1.07

Diluted	$0.90	$1.06

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncements

As of January 1, 2009, the Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). The standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The adoption of FAS 161 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for financial statements issued after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 will not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for financial statements issued after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 will not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for financial statements issued after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 will not have a significant effect on the Company’s consolidated financial statements.

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

Foreclosed assets: Foreclosed assets consist mainly of other real estate owned but may include other types of assets repossessed by the Company. Foreclosed assets are adjusted to the lower of carrying value or fair value less the cost of disposal upon transfer of the loans to foreclosed assets. Fair value is generally based upon independent market prices or appraised values of the collateral. The value of foreclosed assets is evaluated periodically. Foreclosed assets are classified as Level 2.

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

Valuation methodologies have not changed during the quarter ended March 31, 2009.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2009

	Level 1	Level 2	Level 3	Total

	(Amounts in Thousands)

Investment securities available for sale	$98,457	$102,645	$—	$201,102

Total	$98,457	$102,645	$—	$201,102

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2009 that were still held on the balance sheet at March 31, 2009, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at quarter end.

	March 31, 2009				Quarter Ended March 31, 2009

	Level 1	Level 2	Level 3	Total	Total Losses

	(Amounts in Thousands)

Loans (1)	$—	$4,742	$—	$4,742	$376

Total	$—	$4,742	$—	$4,742	$376

(1)	Represents carrying value after related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

Note 5.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization was previously set to expire on December 31, 2009. At its January 2009 meeting, the Company’s Board of Directors extended the expiration date of the 2005 Stock Repurchase Program to December 31, 2013. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The Company has purchased 167,512 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2009. Of these 167,512 shares, 10,630 shares were purchased during the quarter ended March 31, 2009, at an average price per share of $55.00.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008

	(Amounts In Thousands)

Firm loan commitments and unused portion of lines of credit:
Home equity loans	$39,477	$38,519
Credit cards	41,096	35,407
Commercial, real estate and home construction	72,664	86,073
Commercial lines and real estate purchase loans	158,983	149,306
Outstanding letters of credit	11,135	12,365

Note 7.	Income Taxes

Federal income tax expense for the three months ended March 31, 2009 and 2008 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The evaluation was performed for those tax years which remain open to audit. The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes. The tax years ended December 31, 2008, 2007 and 2006, remain subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2008, 2007 and 2006, remain open for examination. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. There were no material unrecognized tax benefits on December 31, 2008 and March 31, 2009. No interest or penalties on these unrecognized tax benefits has been recorded. As of March 31, 2009, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve-month period ending March 31, 2010.

Income taxes as a percentage of income before taxes were 25.52% in 2009 and 31.32% in 2008. The decrease in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes. For the first three months of 2008, tax-exempt interest income was $841,000, or 12.06% of income before income taxes resulting in a 4.22% decrease in the effective tax rate. For the first three months of 2009, tax-exempt interest income was $853,000, or 15.93% of income before income taxes. This decreased the effective tax rate an additional 1.35% for a total reduction in the effective tax rate of 5.57% in 2009. Also, tax credits increased $183,000 for the three months ended March 31, 2009 as compared to the same period in 2008, reducing the 2009 effective tax rate an additional 4.18% compared to 2008. Tax credits totaled $360,000 for the three months ended March 31, 2009 and resulted in a reduction in the effective tax rate of 6.72% compared to a reduction of 2.54% in the comparable period in 2008.

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

•	The effects of recent financial market disruptions and the current global economic recession, and monetary and other governmental actions designed to address such disruptions and recession.

•	The financial strength of the counterparties with which the Company or the Company’s customers do business and as to which the Company had investment or financial exposure.

•

The credit quality and credit agency ratings of the securities in the Company’s investment portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the affected securities and the recognition of impairment loss.

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although management believes the levels of the allowance as of March 31, 2009 and December 31, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding the Company’s performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa. At March 31, 2009, the Bank has fourteen full service locations and a trust and wealth management location.

Net income for the period ended March 31, 2009 was $3.99 million compared to $4.79 million for the first quarter of 2008, a decrease of 16.70%. The $800,000 decline in net income was caused by a number of factors. The principal factors were increases of $1,849,000 in the provision for loan losses, $346,000 in FDIC insurance assessments and $482,000 in other noninterest expense. The increase in these and some other expenses was partially offset by items including a $1,407,000 increase in net interest income and an increase of $856,000 in net gain on sale of loans. Return on average equity was 11.32% for the three months ended March 31, 2009, compared to 14.32% for the same period in 2008. Return on average assets was 0.89% in 2009 compared to 1.16% in 2008. Return on average assets and return on average equity are calculated based on annualized first quarter results for both periods presented. Dividends of $.91 per share were paid in January 2009 to 1,635 shareholders. The 2009 dividend was the same dividend per share as paid in January 2008.

The Bank’s net interest income is the largest component of revenue and it is a function of the average earnings assets and the net interest margin percentage. For the period ended March 31, 2009, the Bank achieved a net interest margin on a tax-equivalent basis of 3.45% compared to 3.34% in 2008. Average earning assets were $1.698 billion in 2009 and $1.572 billion in 2008.

Highlights noted on the balance sheet as of March 31, 2009 for the Company included the following:

•	Total assets are $1.849 billion, an increase of $68.56 million since December 31, 2008.

•	Cash and cash equivalents are $100.81 million, an increase of $78.23 million since December 31, 2008.

•	Net loans are $1.471 billion, a decrease of $6.91 million since December 31, 2008.

•	Deposit growth of $131.64 million since December 31, 2008.

•	Short-term borrowings decreased $63.90 million since December 31, 2008.

Reference is made to Note 4 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

A detailed discussion of the financial position and results of operations follows this overview.

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. The Federal Open Market Committee met twice during the first quarter of 2009. The target rate remains unchanged since December 31, 2008 at 0.25%. Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate. As of March 31, 2009, the average rate indexes for the one, three and five year indexes were 0.57%, 1.15% and 1.67%, respectively. The one year index decreased 63.23% from 1.55% at March 31, 2008, the three year index decreased 35.75% and the five year index decreased 32.11%. The three year index was 1.79% and the five year index was 2.46% at March 31, 2008. During this same period, the average federal funds rate decreased from 2.25% in 2008 to 0.25% in 2009.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Financial Position

The tables below set forth the composition of the loan portfolio as of March 31, 2009 and December 31, 2008 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	March 31, 2009		December 31, 2008

	Amount	Percent	Amount	Percent

	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$61,075	4.08%	$64,198	4.29%
Commercial and financial	162,655	10.87	162,170	10.83
Real estate:
Construction	138,862	9.28	140,349	9.37
Mortgage	1,101,044	73.56	1,095,742	73.17
Loans to individuals	33,014	2.21	35,041	2.34

	$1,496,650	100.00%	$1,497,500	100.00%

Less allowance for loan losses	28,600		27,660

	$1,468,050		$1,469,840

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

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended March 31,

	2009	2008

	(Amounts In Thousands)

Balance, beginning	$27,660	$19,710
Provision charged to expenses	2,436	587
Recoveries	225	170
Loans charged off	(1,721)	(677)

Balance, ending	$28,600	$19,790

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at March 31, 2009 and December 31, 2008, was as follows:

	March 31, 2009	December 31, 2008

	(Amounts in thousands)

Non-accrual loans	$3,084	$2,535
Accruing loans past due ninety days or more	11,202	5,049
Restructured loans	4,465	4,478
Non-performing loans (includes non-accrual and restructured loans)	69,454	52,186
Loans held for investment	1,496,650	1,497,500
Ratio of allowance for loan losses to loans held for investment	1.91%	1.85%
Ratio of allowance for loan losses to non-performing loans	41.18	53.00

Non-performing loans increased $17.3 million from December 31, 2008 to March 31, 2009. Non-performing loans include any loan that has been placed on non-accrual status and restructured loans. Non-performing loans also include loans that based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. Non-performing loans were 4.64% of loans held for investment as of March 31, 2009 and 3.48% as of December 31, 2008. The increase in non-performing loans is due to the deterioration of credit quality related to multiple borrowers including one large agricultural production operation with an aggregate loan balance of $4.4 million as of March 31, 2009, one commercial real estate borrower with an aggregate balance of $1.7 million, one land development borrower with an aggregate balance of $1.7 million, and three unrelated borrowers with multi-family real estate loans with an aggregate balance of $4.2 million. The remainder of the increase in non-performing loans is related to borrower relationships of less than $1.0 million and the continued deterioration in economic conditions. Non-performing loans includes $16.6 million of loans related to the June 2008 floods in the Bank’s trade area. Most of the non-performing loans are secured by real estate and are believed to be adequately collateralized.

Loans 90 days past due that are still accruing interest increased $6.2 million in the first quarter of 2009. This increase is due mainly to three loans to one borrower with an aggregate balance of $4.6 million as of March 31, 2009. These three loans are secured by commercial real estate and are believed to be adequately collateralized.

The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions continue to deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, chargeoffs and delinquencies could continue to rise and require increases in the provision for loan losses. The Company will continue to monitor the adequacy of the allowance on a quarterly basis and will consider the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition.

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

The Bank restructured loans totaling $4.5 million during 2008. These loans related to two customers. The first customer relationship consisted of six loans totaling $1.2 million and are flood related. The Bank would have recorded $16,000 in interest income during the first quarter of 2009 related to these loans if the loans had been current in accordance with their original terms. For the first customer relationship, no interest income related to the restructured loans was included in net income for the first quarter of 2009 as the loans are currently on non-accrual status. The Bank loaned an additional $164,000 to the borrower after the completion of the restructuring of the loans. In addition, the Bank has committed to lend an additional $243,000 to the customer. The second restructured customer relationship consisted of four loans totaling $3.3 million. This restructure was completed as of the end of 2008. The Bank would have recorded $44,000 in interest income during the first quarter of 2009 related to these loans if the loans had been current in accordance with their original terms. Instead, the Bank recorded $35,000 of interest for the three months ended March 31, 2009, a loss of interest income of $9,000 due to the restructure of the second borrower relationship. The Bank loaned an additional $34,000 to the borrower after the completion of the restructuring of the loans. One of the restructured loans related to the second borrower is a line of credit for $1.4 million. Currently, the borrower could advance an additional $640,000 on the line of credit. The Bank does not have any other commitments to lend the customer additional funds.

Investment securities available for sale held by the Company increased by $0.8 million from December 31, 2008 to March 31, 2009. The fair value of securities available for sale was $5.9 million more than the amortized cost of such securities as of March 31, 2009. The fair value of the securities in excess of amortized cost is unchanged from December 31, 2008. The carrying values of investment securities at March 31, 2009 and December 31, 2008 are summarized in the following table (dollars in thousands):

	March 31, 2009		December 31, 2008

	Amount	Percent	Amount	Percent

Securities available for sale

State and political subdivisions	$102,645	51.04%	$100,463	50.15%

Other securities (FHLB, FHLMC and FNMA)	98,457	48.96	99,849	49.85

Total securities available for sale	$201,102	100.00%	$200,312	100.00%

Deposit growth was $131.6 million in the first quarter of 2009 and included a $44.0 million increase in public funds that are temporary deposits. This large increase due to public funds is consistent with the first quarter of 2008 when they increased $31.5 million. As a result of this deposit growth, federal funds purchased included in short-term borrowings at December 31, 2008 were reduced $53.4 million to zero. In the opinion of the Company’s management, the Company and the Bank continue to have sufficient liquidity resources available to fund the Bank’s expected loan growth.

Brokered deposits totaled $37.5 million as of March 31, 2009 with an average rate of 1.86%. Brokered deposits were $10.4 million as of December 31, 2008 with an average rate of 3.28%.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Dividends and Equity

In January 2009, Hills Bancorporation paid a dividend of $4,041,000 or $.91 per share. The dividend was also $.91 per share in January 2008. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2009 totaled $138.8 million. Under risk-based capital rules, the total amount of risk-based capital as of March 31, 2009, was 12.26% of risk-adjusted assets, and is in excess of the required minimum of 8.00%. Risk-based capital was 12.93% and 12.64% as of March 31, 2008 and December 31, 2008, respectively. As of March 31, 2009, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

In 2008, the Bank opted to participate in both programs under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The first program was the Transaction Account Guarantee Program under which, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The second TLGP program in which the Bank elected to participate was the Debt Guarantee Program. The Debt Guarantee Program guarantees certain newly issued senior, unsecured debt of participating financial institutions. Under the FDIC’s Final Rule adopted on November 21, 2008, certain senior, unsecured debt issued before June 30, 2009, with a maturity of greater than 30 days that matures on or prior to June 30, 2012, is automatically included in the program. The fees associated with this program range from 50 to 100 basis points on an annualized basis and vary according to the maturity of the debt issuance. On February 10, 2009, it was announced that, for an additional premium, the FDIC will extend the Debt Guarantee Program through October 2009. The Company did not have any senior unsecured debt as of March 31, 2009.

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

Net Income Overview

Net income decreased $800,000 or 16.70% for the quarter ended March 31, 2009 compared to the first quarter of 2008. Total net income was $3,989,000 in the 2009 quarter and $4,789,000 in the comparable 2008 quarter. The changes from the first quarter in 2008 were principally the result of the following:

•	Net interest income increased $1,407,000.

•	The provision for loan losses increased $1,849,000.

•	Other income increased $416,000.

•	Other expenses increased $1,591,000.

•	Income taxes decreased $817,000.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

For the three-month periods ended March 31, 2009 and 2008, basic earnings per share were $0.90 and $1.07, respectively. Diluted earnings per share were $0.90 for the three months ended March 31, 2009 compared to $1.06 for the same period in 2008.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is the interaction between changes in net interest margin and changes in average earning assets. Net interest income of $13.9 million for the first three months of 2009 was derived from the Company’s $1.698 billion of average earning assets and its net interest margin of 3.45%. Average earning assets in 2008 were $1.572 billion and the net interest margin was 3.34%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.35% would have resulted approximately in a $419,000 decrease in income before income taxes for the three-month period ended March 31, 2009. Similarly, an increase in the net interest margin of 10 basis points to 3.55% would have resulted approximately in a $419,000 increase in interest income before taxes. Net interest income for the Company increased due to the increase in average earning assets over the similar three-month period in 2008 and the increase in the net interest margin of 11 basis points.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.471 billion at March 31, 2009. The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans) and loans past due 90 days or more. The provision for loan losses was $2,436,000 in 2009 compared to $587,000 in 2008. The $1,849,000 increase in the provision is due to the deterioration of overall credit quality of the Company’s loans outstanding.

The amount of mortgage loans sold on the secondary market is the third factor that can cause fluctuations in net income. Loans originated in the first three months of 2009 totaled $88.2 million compared to $42.3 million in the same period in 2008, an increase of 109%. In the three months ended March 31, 2009 and 2008, the net gain on sale of loans was $1,180,000 and $324,000, respectively. The sale of loans is influenced by the real estate market and interest rates. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates. During the three months ended March 31, 2009, secondary market rates were favorable resulting in the increase in the volume of loans sold. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first three months of 2009 was 3.45% compared to 3.34% in 2008 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between years and the effect on the net interest income on a tax equivalent basis for the three months ended March 31, 2009 compared to the comparable period in 2008 are shown in the following table:

	Change in Average Balance	Change in Average Rate	Increase (Decrease) in Net Interest Income

			Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$113,102	(0.58)%	$1,684	$(2,109)	$(425)
Taxable securitities	(7,711)	(0.78)	(83)	(213)	(296)
Nontaxable securities	5,043	(0.20)	68	(50)	18
Federal funds sold	15,614	(5.24)	4	—	4

	$126,048		$1,673	$(2,372)	$(699)

Interest expense:
Interest-bearing demand deposits	$29,286	(0.44)	$(74)	$217	$143
Savings deposits	27,470	(0.60)	(164)	504	340
Time deposits	54,641	(1.16)	(564)	1,823	1,259
Short-term borrowings	(11,700)	(1.56)	93	232	325
FHLB borrowings	5,868	(0.12)	(36)	81	45

	$105,565		$(745)	$2,857	$2,112

Change in net interest income			$928	$485	$1,413

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loans fees included in interest income are not material. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2009	2008

Yield on average interest-earning assets	5.81%	6.41%
Rate on average interest-bearing liabilities	2.78	3.60

Net interest spread	3.03%	2.81%
Effect of noninterest-bearing funds	0.42	0.53

Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.45%	3.34%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses was $2,436,000 in 2009 compared to $587,000 in 2008, an increase of $1,849,000. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management. The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the impact on the borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks (primarily agricultural and spec real estate construction loans).

In the first quarter of 2009, problem and watch loans decreased $1.4 million while there was an increase of $11.5 million in substandard loans in the same period. These asset quality changes increased the provision $1.6 million. In the first quarter of 2008, problem and watch loans increased $1.0 million and substandard loans decreased $2.0 million. The 2008 asset quality changes increased the provision expense by $0.5 million. In addition, loan growth was $19.8 million in the first quarter of 2008, increasing the provision for loan losses by $0.4 million. In the first quarter of 2009, loan balances declined $6.9 million which decreased the provision for loan losses by $0.6 million

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the quarters ended March 31, 2009 and 2008, recoveries were $225,000 and $170,000, respectively; and charge-offs were $1,721,000 in 2009 and $677,000 in 2008. The allowance for loan losses totaled $28,600,000 at March 31, 2009 compared to $27,660,000 at December 31, 2008. The allowance represented 1.91% and 1.85% of loans held for investment at March 31, 2009 and December 31, 2008, respectively. The allowance was based on management’s consideration of a number of factors, including loan concentrations, loans with higher credit risks (primarily agriculture loans and spec real estate construction) and overall increases in net loans outstanding. As of March 31, 2009, the allowance includes $4,200,000 in flood-related provisions. The methodology used in 2009 is consistent with 2008.

Net Gain on Sale of Loans

Net gain on sale of loans for the three months ended March 31, 2009 was $1,180,000 compared to $324,000 for the comparable period ended March 31, 2008. Loans originated in the first three months of 2009 totaled $88.2 million compared to $42.3 million in the same period in 2008, an increase of 109%. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates. During the three months ended March 31, 2009, secondary market rates were favorable resulting in the increase in the volume of loans sold. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Other Income

Other income, other than the net gain on sale of loans discussed above, decreased by $440,000 for the three months ended March 31, 2009. Trust fees decreased $181,000 as a result of assets under management decreasing from $904.8 million as of March 31, 2008 to $760.2 million as of March 31, 2009. Service charges and fees decreased $78,000 in the 2009 quarter from their level in the 2008 quarter. The principal reason for this decrease was a reduction of $138,000 in service fees on deposit accounts as a result of diminished results from fee income strategies. Debit card and point of sale (POS) pin interchange fees are also included in service charges and fees, and that component increased during the same period by $67,000 due to volume of activity.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Other noninterest income was $592,000 for the quarter ended March 31, 2009, a $211,000 decrease from the first quarter of 2008. Included in the 2008 first quarter other noninterest income were amounts related to Visa, Inc. (“Visa”). The Company received $114,000 in proceeds from the redemption of shares as a part of the Visa IPO. In conjunction with the IPO, Visa created a litigation escrow which is to be used to pay the litigation settlement payments. As a result, the Company recorded a receivable equal to the $50,000 reserve during the first quarter of 2008. This receivable was recorded as a contra-liability to the reserve. Both the liability and receivable are reflected in other liabilities on the Company’s consolidated financial statements. The economic benefit of the receivable was recorded in other noninterest income in 2008. In addition, rental income decreased $78,000 in the first quarter of 2009 compared to the same period in 2008. The decrease is due to the expiration of an ATM rental contract which was not renewed in late 2008. The monthly rental income is recorded in 2008 but was not received in 2009.

Other Expenses

Other expenses increased $1,591,000 in 2009 to $10,844,000 from the same period in 2008. This increase of 17.19% included an increase of $195,000 in salaries and benefits. Direct salary expense increased $234,000, or 6.23%, due to annual salary adjustments and an increase in the number of employees.

Occupancy expenses increased $155,000 in 2009 due mainly to increases related to operating two additional locations in 2009. The Company leases an additional location at a cost of $6,600 per month. Building depreciation has increased due to the addition of certain leasehold improvements at the new leased location which are being depreciated over the term of the four-year term of the lease. The Company also opened a modular temporary office on the site of its fourteenth location. Rents for the temporary office are $1,700 a month. Rent expense for the Company’s ATM locations is also included in occupancy expense. ATM rent expense increased $39,000 in the first quarter of 2009 compared to the same period in 2008. This increase is related to placement of additional ATMs in the Company’s trade area.

Advertising and business development expense were $451,000 for the quarter ended March 31, 2009, a $90,000 increase over the same period in 2008. The increase is related to the timing of office promotions expenses incurred in 2009 when compared to the prior year.

Outside services expense increased $188,000 for the quarter ended March 31, 2009 compared to March 31, 2008. Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Credit card, debit card and merchant card processing expenses increased $25,000 due to an increase in the volume of transactions in 2009 compared to 2008. Professional fees were $463,000 for the three months ended March 31, 2009, an increase of $96,000 over the same period in 2008. This increase includes $95,000 in attorney fees and is due to credit-related matters.

Rental expenses on tax credit real estate were $413,000 in 2009, an increase of $108,000 from the first quarter of 2008. This increase is due mainly to the addition of a fifth tax credit property late in 2008.

FDIC insurance assessment expense was $525,000 for the three-months ended March 31, 2009. This is an increase of $346,000 when compared to the same period in 2008. This increase is due in part to an additional 10 basis point assessment related to Transaction Account Guarantee Program. This Program increased insurance coverage for non-interest bearing deposit accounts in excess of $250,000. In addition, the FDIC has raised assessment rates for all banks as part of its restoration plan for the deposit insurance fund.

Other noninterest expense increased $482,000 in the first quarter of 2009 to $755,000. The majority of this increase is due to the loss on repossessed real estate property, which increased $446,000 in the first three months of 2009 when compared the same period in 2008. During the quarter ended March 31, 2008, three properties were sold at a loss of approximately $18,000. The nine properties sold in 2009 were sold at a loss of $464,000.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Income Taxes

Federal and state income tax expenses were $1,367,000 and $2,184,000 for the three months ended March 31, 2009 and 2008, respectively. Income taxes as a percentage of income before taxes were 25.52% in 2009 and 31.32% in 2008.

The decrease in the effective tax rate is due to an increase in the percentage of income before income taxes represented by tax-exempt interest income and an increase in tax credits. For the first three months of 2008, tax-exempt interest income was $841,000, or 12.06% of income before income taxes resulting in a 4.22% decrease in the effective tax rate. For the first three months of 2009, tax-exempt interest income increased to $853,000, or 15.93% of income before income taxes, which decreased the effective tax rate an additional 1.35% as compared to the same period in 2008, for a total reduction in the effective tax rate that was attributable to the increase in tax-exempt income of 5.57% in 2009. Also, tax credits increased $183,000 to $360,000 for the three months ended March 31, 2009 as compared to $177,000 the same period in 2008, reducing the 2009 effective tax rate an additional 4.18% compared to 2008. The additional tax credits that were available in 2009 resulted in a reduction in the effective tax rate of 6.72% compared to a reduction of 2.54% in the comparable period in 2008.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 14.99% of the Company’s total assets at March 31, 2009, compared to 11.25% at December 31, 2008.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of March 31, 2009, the Company had borrowed $265.0 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. There have been no new borrowings from the FHLB in 2009. Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $131.9 million at March 31, 2009.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $142.2 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2009.

As of March 31, 2009, investment securities with a carrying value of $36,039,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law. As of December 31, 2008, investment securities with a carrying value of $99,937,000 were pledged.

Contractual Obligations

The Company will be constructing its fourteenth office location during 2009. The Company signed a contract for the construction of the office in April 2009 with costs of construction not to exceed $3.0 million.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to affect materially, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

January 1 to January 31	765	$55.00	157,647	592,353

February 1 to February 28	2,300	55.00	159,947	590,053

March 1 to March 31	7,565	55.00	167,512	582,488

Total	10,630	$55.00	167,512	582,488

(1) On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization was previously set to expire on December 31, 2009. At its January 2009 meeting, the Company’s Board of Directors extended the expiration date of the 2005 Stock Repurchase Program to December 31, 2013. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

Item 5.	Other Information

None

Item 6.	Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: May 8, 2009	By: /s/ Dwight O. Seegmiller

Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: May 8, 2009	By: /s/ James G. Pratt

James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2009

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2009 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	32 - 33 of 34

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	34 of 34