Form 10-Q
period 2009-06-30
HILLS BANCORPORATION
filed 2009-08-07
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated ☐	Small Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At July 31, 2009
Common Stock, no par value	4,416,482

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

ASSETS	June 30, 2009 (Unaudited)	December 31, 2008

Cash and cash equivalents	$46,597	$22,575
Investment securities available for sale at fair value (amortized cost June 30, 2009 $195,423; December 31, 2008 $194,402)	201,019	200,312
Stock of Federal Home Loan Bank	14,247	14,247
Loans held for sale	9,683	8,490
Loans, net of allowance for loan losses (June 30, 2009 $30,130; December 31, 2008 $27,660)	1,458,899	1,469,840
Property and equipment, net	23,945	23,606
Tax credit real estate	11,504	12,065
Accrued interest receivable	10,304	10,437
Deferred income taxes, net	10,073	8,959
Other real estate	2,553	5,155
Goodwill	2,500	2,500
Other assets	3,074	2,607
	$1,794,398	$1,780,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$167,710	$169,299
Interest-bearing deposits	1,189,748	1,068,587
Total deposits	$1,357,458	$1,237,886
Short-term borrowings	29,852	99,937
Federal Home Loan Bank borrowings	225,000	265,000
Accrued interest payable	2,900	2,914
Other liabilities	14,575	11,879
	$1,629,785	$1,617,616

Redeemable Common Stock Held by Employee Stock
Ownership Plan (ESOP)	$22,403	$23,815

STOCKHOLDERS' EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued June 30, 2009 4,598,692 shares; December 31, 2008 4,597,427 shares	$-	$-
Paid in capital	13,509	13,447
Retained earnings	157,054	154,176
Accumulated other comprehensive income	3,456	3,649
Treasury stock at cost (June 30, 2009 181,187 shares; December 31, 2008 156,882 shares)	(9,406)	(8,095)
	$164,613	$163,177
Less maximum cash obligation related to ESOP shares	22,403	23,815
	$142,210	$139,362
	$1,794,398	$1,780,793

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$22,274	$22,010	$44,331	$44,492
Investment securities:
Taxable	948	1,236	1,914	2,486
Nontaxable	840	832	1,681	1,673
Federal funds sold	13	14	17	14
Total interest income	$24,075	$24,092	$47,943	$48,665
Interest expense:
Deposits	$6,792	$7,340	$13,354	$15,644
Short-term borrowings	159	374	382	922
FHLB borrowings	2,795	3,151	5,968	6,369
Total interest expense	$9,746	$10,865	$19,704	$22,935
Net interest income	$14,329	$13,227	$28,239	$25,730
Provision for loan losses	3,481	5,172	5,917	5,759
Net interest income after provision for loan losses	$10,848	$8,055	$22,322	$19,971
Other income:
Net gain on sale of loans	$1,466	$386	$2,646	$710
Trust fees	830	1,006	1,660	2,017
Service charges and fees	1,950	1,973	3,766	3,867
Rental revenue on tax credit real estate	213	228	521	506
Other noninterest income	590	655	1,182	1,458
	$5,049	$4,248	$9,775	$8,558
Other expenses:
Salaries and employee benefits	$5,544	$5,091	$10,745	$10,097
Occupancy	718	588	1,491	1,206
Furniture and equipment	892	894	1,821	1,808
Office supplies and postage	350	336	690	664
Advertising and business development	389	403	840	764
Outside services	1,480	1,349	2,937	2,600
Rental expenses on tax credit real estate	187	288	600	593
FDIC insurance assessment	1,321	169	1,846	348
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	584	-	584	-
Net loss on sale of other real estate owned and other repossessed assets	168	4	632	22
Flood-related expenses	13	665	17	665
Other noninterest expense	213	305	500	578
	$11,859	$10,092	$22,703	$19,345
Income before income taxes	$4,038	$2,211	$9,394	$9,184
Income taxes	1,108	361	2,475	2,545
Net income	$2,930	$1,850	$6,919	$6,639

Earnings per share:
Basic	$0.66	$0.41	$1.56	$1.48
Diluted	0.66	0.41	1.56	1.47

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$2,930	$1,850	$6,919	$6,639

Other comprehensive loss:
Unrealized holding losses arising during the period	$(310)	$(3,969)	$(314)	$(96)
Income tax effect of unrealized losses	119	1,518	121	37
Other comprehensive loss	$(191)	$(2,451)	$(193)	$(59)

Comprehensive income (loss)	$2,739	$(601)	$6,726	$6,580

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

				Maximum
				Cash
			Accumulated	Obligation
			Other	Related
	Paid In	Retained	Comprehensive	To ESOP	Treasury
	Capital	Earnings	Income (Loss)	Shares	Stock	Total

Balance, December 31, 2007	$12,823	$144,122	$647	$(22,205)	$(4,697)	$130,690
Issuance of 3,166 shares of common stock	157	-	-	-	-	157
Forfeiture of 745 shares of common stock	(32)	-	-	-	-	(32)
Share-based compensation	11	-	-	-	-	11
Income tax benefit related to share-based compensation	4	-	-	-	-	4
Change related to ESOP shares	-	-	-	(220)	-	(220)
Net income	-	6,639	-	-	-	6,639
Cash dividends ($.91 per share)	-	(4,086)	-	-	-	(4,086)
Purchase of 23,986 shares of common stock	-	-	-	-	(1,273)	(1,273)
Other comprehensive loss	-	-	(59)	-	-	(59)
Balance, June 30, 2008	$12,963	$146,675	$588	$(22,425)	$(5,970)	$131,831

Balance, December 31, 2008	$13,447	$154,176	$3,649	$(23,815)	$(8,095)	$139,362
Issuance of 1,767 shares of common stock	68	-	-	-	-	68
Forfeiture of 502 shares of common stock	(24)	-	-	-	-	(24)
Share-based compensation	8	-	-	-	-	8
Income tax benefit related to share-based compensation	10	-	-	-	-	10
Change related to ESOP shares	-	-	-	1,412	-	1,412
Net income	-	6,919	-	-	-	6,919
Cash dividends ($.91 per share)	-	(4,041)	-	-	-	(4,041)
Purchase of 24,305 shares of common stock	-	-	-	-	(1,311)	(1,311)
Other comprehensive loss	-	-	(193)	-	-	(193)
Balance, June 30, 2009	$13,509	$157,054	$3,456	$(22,403)	$(9,406)	$142,210

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$6,919	$6,639
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,203	1,127
Provision for loan losses	5,917	5,759
Share-based compensation	8	11
Forfeiture of common stock	(24)	(32)
Compensation expensed through issuance of common stock	42	147
Excess tax benefits from share-based compensation	(10)	(4)
Provision for deferred income taxes	(993)	(2,100)
Net loss on sale of other real estate owned and other repossessed assets	632	22
Loss on disposal of property and equipment	-	355
Decrease in accrued interest receivable	133	54
Amortization of discount on investment securities, net	343	182
(Increase) decrease in other assets	(457)	941
Increase in accrued interest and other liabilities	2,682	1,548
Loans originated for sale	(197,861)	(80,300)
Proceeds on sales of loans	199,314	82,563
Net gain on sales of loans	(2,646)	(710)
Net cash and cash equivalents provided by operating activities	$15,202	$16,202

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$32,120	$24,738
Purchases of investment securities available for sale	(33,484)	(27,979)
Loans made to customers, net of collections	2,998	(54,058)
Proceeds on sale of other real estate owned and other repossessed assets	3,996	506
Purchases of property and equipment	(1,542)	(1,757)
Investment in tax credit real estate, net	561	142
Net cash provided by (used in) investing activities	$4,649	$(58,408)

Cash Flows from Financing Activities
Net increase in deposits	$119,572	$24,449
Net (decrease) increase in short-term borrowings	(70,085)	18,488
Stock options exercised	26	10
Excess tax benefits related to share-based compensation	10	4
Borrowings from FHLB	-	20,000
Payments on FHLB borrowings	(40,000)	(20,000)
Borrowings from FRB	-	1,650
Payments on FRB borrowings	-	(1,650)
Purchase of treasury stock	(1,311)	(1,273)
Dividends paid	(4,041)	(4,086)
Net cash provided by financing activities	$4,171	$37,592
(Continued)

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)   (Continued)
(Amounts In Thousands)

	Six Months Ended
	June 30,
	2009	2008

Increase (decrease) in cash and cash equivalents	$24,022	$(4,614)

Cash and cash equivalents:
Beginning of year	22,575	32,383
End of period	$46,597	$27,769

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$13,368	$15,986
Interest paid on other obligations	6,350	7,290
Income taxes paid	3,989	4,973

Noncash financing activities:
(Decrease) increase in maximum cash obligation related to ESOP shares	$(1,412)	$220
Transfers to other real estate owned	2,026	397

See Notes to Consolidated Financial Statements.

Index

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

Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 11, 2009.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Common shares outstanding at the beginning of the period	4,430,365	4,485,935	4,440,545	4,490,107
Weighted average number of net shares issued (redeemed)	(3,345)	(11,887)	(8,099)	(9,433)
Weighted average shares outstanding (basic)	4,427,020	4,474,048	4,432,446	4,480,674
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	15,195	20,024	14,679	19,987
Weighted average number of shares (diluted)	4,442,215	4,494,072	4,447,125	4,500,661

Net income (In Thousands)	$2,930	$1,850	$6,919	$6,639

Earnings per share:
Basic	$0.66	$0.41	$1.56	$1.48
Diluted	$0.66	$0.41	$1.56	$1.47

Index

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for financial statements issued after June 15, 2009.  The adoption of FSP FAS 157-4 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for financial statements issued after June 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for financial statements issued after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant effect on the Company’s consolidated financial statements.  See Note 4 for fair value information at June 30, 2009 and December 31, 2008.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“FAS 165”).  FAS 165 establishes general standards of accounting for an disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 is effective for financial statements issued after June 15, 2009.  The adoption of FAS 165 did not have a significant effect on the Company’s consolidated financial statements.  The Company has evaluated subsequent events through August 7, 2009 which is the date the financial statements have been issued.

In June 2009, the SEC issued Staff Accounting Bulletin No. 112 (“SAB 112”).  SAB 112 conforms SEC staff guidance on business combinations and noncontrolling interests to FASB Statement No. 141R, Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SAB 112 is effective as of June 10, 2009.  The adoption of SAB 112 did not have a significant effect on the Company’s consolidated financial statements.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 166”).  FAS 166 eliminates the concept of a qualified special-purpose entity and its exemption from consolidation in a transferor’s financial statements, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, modifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets are initially measured, removes the guaranteed mortgage securitization recharacterization provisions and requires additional disclosures.   FAS 166 is effective for financial statements issued after November 15, 2009.  The Company is assessing the impact of the adoption of FAS 166 on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46R (“FAS 167”).  FAS 167 eliminates FASB Interpretation 46R’s exceptions to consolidated qualified special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”).  FAS 167 also clarifies the characteristics that identify a VIE.  In addition, FAS 167 contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provision of FASB Interpretation 46R.  FAS 167 is effective for financial statements issued after November 15, 2009.  The Company is assessing the impact of the adoption of FAS 167 on the Company’s consolidated financial statements.

In July, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“FAS 168”).  FAS 168 establishes the FASB’s Accounting Standards Codification as the exclusive authoritative reference for nongovernmental US GAAP, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  FAS 168 is effective for financial statements issued after September 15, 2009.  The adoption of FAS 167 will not have a significant effect on the Company’s consolidated financial statements.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments under FAS 107 as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Amounts In Thousands)

Cash and due from banks	$46,597	$46,597	$22,575	$22,575
Investment securities	215,266	215,266	214,559	214,559
Loans	1,468,582	1,586,556	1,478,330	1,565,525
Accrued interest receivable	10,304	10,304	10,437	10,437
Deposits	1,357,458	1,357,458	1,237,886	1,237,886
Federal funds purchased and securities sold under agreements to repurchase	29,852	29,852	99,937	99,937
Borrowings from Federal Home Loan Bank	225,000	237,916	265,000	275,727
Accrued interest payable	2,900	2,900	2,914	2,914

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$340,866	$-	$309,305	$-
Letters of credit	10,556	-	12,365	-

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

Index

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

Index
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

Valuation methodologies have not changed during the quarter ended June 30, 2009.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2009
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$99,757	$101,262	$-	$201,019
Total	$99,757	$101,262	$-	$201,019

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2009 that were still held on the balance sheet at June 30, 2009, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at quarter end.

	June 30, 2009				Quarter Ended June 30, 2009
	Level 1	Level 2	Level 3	Total	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$5,465	$-	$5,465	$537
Foreclosed assets (2)	-	372	-	372	171
Total	$-	$5,837	$-	$5,837	$708

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Note 5.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization will expire on December 31, 2013. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors. The Company has purchased 181,187 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2009. Of these 181,187 shares, 13,675 shares were purchased during the quarter ended June 30, 2009, at an average price per share of $53.07. In the six-month period ended June 30, 2009, 24,305 shares were purchased at an average price per share of $53.91.

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

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Commitments and Contingencies (continued)

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments at June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$39,057	$38,519
Credit card participations	49,217	35,407
Commercial, real estate and home construction	77,348	86,073
Commercial lines and real estate purchase loans	175,244	149,306
Outstanding letters of credit1	10,556	12,365

Note 7.	Income Taxes

Federal income tax expense for the six months ended June 30, 2009 and 2008 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes. The tax year ended December 31, 2008 remains subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2008, 2007 and 2006, remain open for examination. There were no material unrecognized tax benefits at December 31, 2008 and June 30, 2009. No interest or penalties on these unrecognized tax benefits has been recorded. As of June 30, 2009, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve-month period ending June 30, 2010.

Index

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

—	The effects of recent financial market disruptions and the current global economic recession, and monetary and other governmental actions designed to address such disruptions and recession.

—	The financial strength of the counterparties with which the Company or the Company’s customers do business and as to which the Company had investment or financial exposure.

—
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

Index

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

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of June 30, 2009 and December 31, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Index

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

The Company is a holding company engaged in the business of commercial banking. The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned. The Bank was formed in Hills, Iowa in 1904. The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa. At June 30, 2009, the Bank has fourteen full-service locations and a trust and wealth management location.

Net income for the six month period ended June 30, 2009 was $6.92 million compared to $6.64 million for the same six months of 2008, an increase of 4.22%. The $280,000 increase in net income was caused by a number of factors. The principal factors in the increase in net income for the first six months of 2009 are an increase in net interest income of $2,509,000 and an increase in the gain on sale of loans of $1,936,000. The increases in these income items were offset by increases in certain expense items including $1,498,000 in FDIC insurance assessments, $584,000 in early repayment penalties related to FHLB borrowings and $610,000 in net losses on the sale of other real estate owned and other repossessed assets. In addition, provision expense for the six months ended June 30, 2009 was $5,917,000, an increase of $158,000 over the six months ended June 30, 2008. The 2008 provision expense totaled $5,759,000 and included $3,790,000 of additional provision expense related to the June 2008 floods. In the 2008 period, provision expense of $1,969,000 was not flood related. When comparing provision expense between the 2009 and 2008 six month periods, the 2009 expense increased $3,948,000 over the 2008 non-flood provision expense. Net income for the first six months of 2008 was significantly impacted by the June 2008 floods and the related expenses. The flood-related expenses consisted of (1) a $3,790,000 addition to the provision for loan losses, (2) recognition of a $355,000 loss in the value of property and equipment and (3) $310,000 of expenses incurred in dealing with the floods.

Return on average equity was 9.70% for the six months ended June 30, 2009 compared to 9.84% for the same period in 2008. Return on average assets was 0.76% in 2009 compared to 0.80% in 2008. Return on average assets and return on average equity are calculated based on annualized income for the first six months of the year. Dividends of $.91 per share were paid in January 2009 to 1,635 shareholders. The 2009 dividend was the same dividend per share as paid in January 2008.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.43% in 2009 compared to 3.39% in 2008. Average earning assets were $1.723 billion in 2009 and $1.588 billion in 2008.

Highlights noted on the balance sheet as of June 30, 2009 for the Company included the following:

•	Total assets are $1.794 billion.
•	Net loans are $1.469 billion.
•	Net loans decreased $9.7 million since December 31, 2008.
•	Deposit growth of $119.6 million since December 31, 2008.
•	Short-term borrowings decreased $70.1 million since December 31, 2008.
•	Federal Home Loan Bank borrowings decreased $40.0 million since December 31, 2008.

Reference is made to Note 4 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

A detailed discussion of the financial condition and results of operations follows this overview.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates. The Federal Open Market Committee met four times during the first six months of 2009. The target rate remains unchanged since December 31, 2008 at 0.25%. Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate. As of June 30, 2009, the average rate indexes for the one, three and five year indexes were 0.56%, 1.64% and 2.54%, respectively. The one year index decreased 76.27% from 2.36% at June 30, 2008, the three year index decreased 43.64% and the five year index decreased 23.95%. The three year index was 2.91% and the five year index was 3.34% at June 30, 2008. The targeted federal funds rate was 0.25% at June 30, 2009 and 2.00% at June 30, 2008. .

Financial Condition

The tables below set forth the composition of the loan portfolio as of June 30, 2009 and December 31, 2008 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$58,209	3.91%	$64,198	4.29%
Commercial and financial	164,442	11.04	162,170	10.83
Real estate:
Construction	128,553	8.63	140,349	9.37
Mortgage	1,105,644	74.26	1,095,742	73.17
Loans to individuals	32,181	2.16	35,041	2.34
	$1,489,029	100.00%	$1,497,500	100.00%
Less allowance for loan losses	30,130		27,660
	$1,458,899		$1,469,840

The Bank has an established formal loan origination policy. In general, the loan origination policy attempts to reduce the risk of credit loss to the Bank by requiring, among other things, maintenance of minimum loan to value ratios, evidence of appropriate levels of insurance carried by borrowers and documentation of appropriate types and amounts of collateral and sources of expected payment.

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning	$28,600	$19,790	$27,660	$19,710
Provision charged to expense	3,481	5,172	5,917	5,759
Recoveries	231	232	457	402
Loans charged off	(2,182)	(644)	(3,904)	(1,321)
Balance, ending	$30,130	$24,550	$30,130	$24,550

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at June 30, 2009 and December 31, 2008, was as follows:

	June 30, 2009	December 31, 2008
	(Amounts in thousands)

Non-accrual loans	$3,682	$2,535
Accruing loans past due ninety days or more	8,297	5,049
Restructured loans	3,999	4,478
Non-performing loans (includes non-accrual and restructured loans)	76,896	52,186
Loans held for investment	1,489,029	1,497,500
Ratio of allowance for loan losses to loans held for investment	2.02%	1.85%
Ratio of allowance for loan losses to non-performing loans	39.18	53.00

Non-performing loans increased by $24.7 million from December 31, 2008 to June 30, 2009. Non-performing loans include any loan that has been placed on nonaccrual status and restructured loans. Non-performing loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. These loans are also considered impaired loans. Non-performing loans were 5.16% of loans held for investment as of June 30, 2009 and 3.48% as of December 31, 2008. The increase in non-performing loans is due to the deterioration of credit quality related to multiple borrowers including six unrelated land development borrowers with aggregate loan balances of $10.2 million, two unrelated agricultural production operations with an aggregate loan balance of $7.2 million as of June 30, 2009, six unrelated borrowers with multi-family real estate loans with an aggregate balance of $4.3 million and one commercial real estate borrower with an aggregate balance of $1.7 million. The remainder of the increase in non-performing loans is related to borrower relationships of less than $1.0 million and the continued deterioration in economic conditions. Non-performing loans includes $15.7 million of loans related to the June 2008 floods in the Bank’s trade area. Most of the non-performing loans are secured by real estate and are believed to be adequately collateralized.

Loans 90 days past due that are still accruing interest increased $3.2 million from December 31, 2008 to June 30, 2009. This increase is due to an additional 21 loans that are 90 days past due as of June 30, 2009 as compared to December 31, 2008. The average balance of the past due loans also increased as of June 30, 2009. The average past due loan balance was $97,000 as of June 30, 2009 compared to $78,000 as of December 31, 2008. The loans 90 days past due and still accruing are believed to be adequately collateralized.

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

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The Bank restructured loans totaling $4.5 million during 2008. These loans related to two customers. The first customer relationship consisted of six loans totaling $1.2 million and are flood related. The Bank would have recorded $32,000 in interest income during the first six months of 2009 related to these loans if the loans had been current in accordance with their original terms. For the first customer relationship, no interest income related to the restructured loans was included in net income for the first six months of 2009 as the loans are currently on non-accrual status. The Bank loaned an additional $248,000 to the borrower during 2008 and 2009 after the completion of the restructuring of the loans. In addition, the Bank has committed to lend an additional $159,000 to the customer. The second restructured customer relationship consisted of four loans that totaled $3.3 million at the time of the 2008 restructure. As of June 30, 2009, these loans totaled $2.8 million. The Bank would have recorded $76,000 in interest income during the first six months of 2009 related to these loans if the loans had been current in accordance with their original terms. Instead, the Bank recorded $61,000 of interest for the six months ended June 30, 2009, and a loss of interest income of $15,000 due to the restructure of the second borrower relationship. The Bank loaned an additional $826,000 to the borrower during 2008 and 2009 after the completion of the restructuring of the loans. One of the restructured loans related to the second borrower is a line of credit for $1.4 million. Currently, the borrower could advance an additional $778,000 on the line of credit.

Investment securities available for sale held by the Company increased by $0.7 million from December 31, 2008 to June 30, 2009. The fair value of securities available for sale was $5.6 million more than the amortized cost of such securities as of June 30, 2009. The fair value of the securities in excess of amortized cost was $5.9 million at December 31, 2008. The carrying values of investment securities at June 30, 2009 and December 31, 2008 are summarized in the following table (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Securities available for sale

State and political subdivisions	$101,262	50.37%	$100,463	50.15%
Other securities (FHLB, FHLMC and FNMA)	99,757	49.63	99,849	49.85
Total securities available for sale	$201,019	100.00%	$200,312	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading in its portfolio at June 30, 2009 or December 31, 2008. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of June 30, 2009 and December 31, 2008 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

June 30, 2009
State and political subdivisions	$99,432	$2,101	$(271)	$101,262
Other securities (FHLB, FHLMC and FNMA)	95,991	3,795	(29)	99,757
Total	$195,423	$5,896	$(300)	$201,019

December 31, 2008:
State and political subdivisions	$98,760	$1,774	$(71)	$100,463
Other securities (FHLB, FHLMC and FNMA)	95,642	4,207	-	99,849
Total	$194,402	$5,981	$(71)	$200,312

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2009, were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$30,920	$31,370
Due after one year through five years	119,500	124,026
Due after five years through ten years	44,483	45,105
Due over ten years	520	518
Total	$195,423	$201,019

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009	Less than 12 months				12 months or more				Total
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

State and municipal bonds	59	$12,323	$(271)	2.20%	-	$-	$-	-%	59	$12,323	$(271)	2.20%

Other securities
(FHLB, FHLMC and FNM1A)	2	6,165	(29)	0.47%	-	-	-	-	2	6,165	(29)	0.47%

Total temporarily impaired securities	61	$18,488	$(300)	1.62%	-	$-	$-	-%	61	$18,488	$(300)	1.62%

December 31, 2008	Less than 12 months				12 months or more				Total
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

State and municipal bonds	27	$8,538	$(56)	0.66%	10	$1,684	$(15)	0.89%	37	$10,222	$(71)	0.69%

Other securities
(FHLB, FHLMC and FNMA)	-	-	-	-	-	-	-	-	-	-	-	-

Total temporarily impaired securities	27	$8,538	$(56)	0.66%	10	$1,684	$(15)	0.89%	37	$10,222	$(71)	0.69%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. The state and municipal bonds with gross unrealized losses as of June 30, 2009 included 5 issues which are non-rated local issues and 53 issues which are A3 or better rated, general obligation bonds. One municipal bond is rated Baa1 which represents an issue of less than investment grade. The fair value of this bond is $189,000 while its amortized cost is $193,000 representing an unrealized loss of $4,000. The other securities with gross unrealized losses are Federal Home Loan Bank issues which are rated AAA. Therefore, none of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest. The cause of the unrealized losses is due to changes in interest rates. The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities for the foreseeable future.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Deposit growth was $119.6 million in the first six months of 2009. Repurchase agreements decreased $16.7 million in the same period. Short-term borrowings at December 31, 2008 included federal funds purchased that decreased $53.4 million to zero as of June 30, 2009. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits totaled $28.7 million as of June 30, 2009 with an average rate of 2.33%. Brokered deposits were $10.4 million as of December 31, 2008 with an average rate of 3.28%.

Dividends and Equity

In January 2009, Hills Bancorporation paid a dividend of $4,041,000 or $.91 per share. The dividend was also $.91 per share in January 2008. After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2009 totaled $142.2 million. Under risk-based capital rules, the total amount of risk-based capital as of June 30, 2009, was 12.23% of risk-adjusted assets, and is in excess of the required minimum of 8.00%. Risk-based capital was 12.76% and 12.64% as of June 30, 2008 and December 31, 2008, respectively. As of June 30, 2009, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

In 2008, the Bank opted to participate in both programs under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The first program was the Transaction Account Guarantee Program under which, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. The second TLGP program in which the Bank elected to participate was the Debt Guarantee Program. The Debt Guarantee Program guarantees certain newly issued senior, unsecured debt of participating financial institutions. Under the FDIC's Final Rule adopted on November 21, 2008, certain senior, unsecured debt issued before June 30, 2009, with a maturity of greater than 30 days that matures on or prior to June 30, 2012, is automatically included in the program. The fees associated with this program range from 50 to 100 basis points on an annualized basis and vary according to the maturity of the debt issuance. On February 10, 2009, it was announced that, for an additional premium, the FDIC will extend the Debt Guarantee Program through October 2009. The Company did not have any senior unsecured debt as of June 30, 2009.

In response to the financial crisis affecting the banking system, financial markets, investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the limit on FDIC insurance coverage for deposits was temporarily increased to $250,000 through December 31, 2009. On May 22, 2009, the Helping Families Save Their Homes Act extended the temporary limit through December 31, 2013. Also under EESA, the United States Department of the Treasury (the "Treasury") has the authority to, among other things, make equity investments in certain financial institutions and purchase mortgage-backed and other securities from financial institutions for an aggregate amount of up to $700 billion. The Treasury exercised its authority to make such equity investments by developing the Capital Purchase Program. Under the terms of the Capital Purchase Program as they relate to companies other than S corporations, the Treasury may purchase preferred shares and warrants issued by such companies. Additional preferred shares are issued to the Treasury upon exercise of the Warrants. An investment by the Treasury subjects participants to a number of restrictions, including the need to obtain the Treasury's consent to increase common stock dividends or repurchase common stock. The Company elected not to apply for the capital available under the Treasury's Capital Purchase Program. The Company and the Bank are well capitalized with capital ratios that exceed regulatory requirements.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2009 and 2008

Net Income Overview

Net income increased $280,000 for the six months ended June 30, 2009 compared to the first six months of 2008. Total net income was $6,919,000 in 2009 and $6,639,000 in the comparable period in 2008, an increase of 4.22%. The changes in net income in 2009 from the first six months of 2008 were the result of the following:

•	Net interest income increased by $2,509,000.
•	The provision for loan losses increased by $158,000.
•	Other income increased by $1,217,000.
•	Other expenses increased by $3,358,000.

For the six-month periods ended June 30, 2009 and 2008, basic earnings per share were $1.56 and $1.48, respectively. Diluted earnings per share were $1.56 for the six months ended June 30, 2009 compared to $1.47 for the same period in 2008.

Fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $28.2 million for the first six months of 2009 was derived from the Company’s $1.723 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.43%. Average earning assets in the six months ended June 30, 2008 were $1.588 billion and the tax-equivalent net interest margin was 3.39%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.33% would have resulted approximately in an $854,000 decrease in income before income taxes in the six month period ended June 30, 2009. Similarly, an increase in the net interest margin of 10 basis points to 3.53% would have resulted in approximately an $854,000 increase in net interest income before taxes. Net interest income for the Company increased due to the increase in average earning assets over the same period in 2008 and the increase in the net interest margin of 4 basis points.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.489 billion at June 30, 2009. The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio. The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual and restructured loans) and loans past due 90 days or more. The provision for loan losses was $5,917,000 in the first six months of 2009 compared to $5,759,000 the same period in 2008.

The amount of mortgage loans sold on the secondary market is the third factor that can cause fluctuations in net income. Loans originated in the first six months of 2009 totaled $197.9 million compared to $80.3 million in the same period in 2008, an increase of 146%. In the six months ended June 30, 2009 and 2008, the net gain on sale of loans was $2,646,000 and $710,000, respectively. The sale of loans is influenced by the real estate market and interest rates. The average interest rate for a 30 year fixed rate loan during the first six months of 2009 was 5.219%. The average interest rate for the same type of loan was 5.989% for the first six months of 2008. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates. During the six months ended June 30, 2009, secondary market rates were favorable resulting in a substantial increase in the volume of loans sold. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2009 and 2008 (continued)

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin. The net interest margin for the first six months of 2009 was 3.43% compared to 3.39% in 2008 for the same period. The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable. The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2009 compared to the comparable period in 2008 are shown in the following table:

	Change in	Change in		Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$100,310	(0.44	) %	$3,141	$(3,300)	$(159)
Taxable securities	(6,927)	(0.76)		(173)	(399)	(572)
Nontaxable securities	3,922	(0.21)		105	(93)	12
Federal funds sold	37,445	(1.99)		3	-	3
	$134,750			$3,076	$(3,792)	$(716)

Interest expense:
Interest-bearing demand deposits	$39,119	(0.33)		$(188)	$358	$170
Savings deposits	48,112	(0.39)		(502)	720	218
Time deposits	62,991	(1.01)		(1,339)	3,241	1,902
Short-term borrowings	(25,104)	(0.93)		343	197	540
FHLB borrowings	(7,611)	(0.14)		222	179	401
	$117,507			$(1,464)	$4,695	$3,231
Change in net interest income				$1,612	$903	$2,515

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loans fees included in interest income are not material. Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2009	2008

Yield on average interest-earning assets	5.72%	6.28%
Rate on average interest-bearing liabilities	2.70	3.40
Net interest spread	3.02%	2.88%
Effect of noninterest-bearing funds	0.41	0.51
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.43%	3.39%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2009 and 2008 (continued)

Provision for Loan Losses

The provision for loan losses was $5,917,000 in 2009 compared to $5,759,000 in 2008, an increase of $158,000. The 2008 provision expense included $3,790,000 of additional expense related to the June 2008 floods. In the 2008 period, provision expense of $1,969,000 was not flood related. When comparing provision expense between the 2009 and 2008 six month periods, the 2009 expense increased $3,948,000 over the 2008 non-flood provision expense. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered appropriate by management. The provision is computed on a quarterly basis and is a result of management's determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the impact of borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more. In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks (primarily agricultural, land development, spec real estate construction and commercial loans).

In the first six months of 2009, problem and watch loans increased $13.9 million while there was an increase of $15.8 million in substandard loans in the same period. These asset quality changes increased the provision by $3.3 million. In the first six months of 2008, problem and watch loans increased $24.3 million and substandard loans increased $9.5 million. The 2008 asset quality changes increased the provision expense $4.4 million. In the first six months of 2009, loan balances declined $37.0 million which decreased the provision for loan losses $0.9 million. In the comparable period in 2008, loan balances increased $17.4 million which increased the provision for loan losses $0.1 million. The 2008 provision expense and asset quality changes were significantly affected by the June 2008 floods. Approximately $15.4 million of the growth in potential watch, watch and problem loans during the first six months of 2008 was due to loans to customers affected by flooding, accounting for an increase in the provision of $3.8 million. The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the six months ended June 30, 2009 and 2008, recoveries were $457,000 and $402,000, respectively; and charge-offs were $3,904,000 in 2009 and $1,321,000 in 2008. The allowance for loan losses totaled $30,130,000 at June 30, 2009 compared to $27,660,000 at December 31, 2008. The allowance represented 2.02% and 1.85% of loans held for investment at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, the allowance included $4.5 million in flood-related provisions. The methodology used in 2009 is consistent with 2008.

Net Gain on Sale of Loans

Loans originated in the first six months of 2009 totaled $197.9 million compared to $80.3 million in the same period in 2008, an increase of 146%. In the six months ended June 30, 2009 and 2008, the net gain on sale of loans was $2,646,000 and $710,000, respectively. The sale of loans is influenced by the real estate market and interest rates. The average interest rate for a 30 year fixed rate loan during the first six months of 2009 was 5.219%. The average interest rate for the same type of loan was 5.989% for the first six months of 2008. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates. During the six months ended June 30, 2009, secondary market rates were favorable resulting in a substantial increase in the volume of loans sold. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2009 and 2008 (continued)

Other Income

Other income, other than the net gain on sale of loans discussed above, decreased $719,000 for the six months ended June 30, 2009 from the prior year. Trust fees decreased $357,000 in 2009 as assets under management decreased from $885.8 million as of June 30, 2008 to $810.4 million as of June 30, 2009. Assets under management by the Trust Department decreased due to overall market conditions resulting in a decline in value of such assets. Service charges and fees decreased $101,000 in the first six months of 2009 from their level for the comparable period in 2008. The principal reason for this decrease was a reduction of $185,000 in service fees on deposit accounts as a result of diminished results from fee income strategies. Debit card and point of sale (POS) interchange fees are also included in service charges and fees, and that component increased during 2009 by $106,000 due to volume of activity.

Other noninterest income was $1,182,000 for the six months ended June 30, 2009, a $276,000 decrease from the same period in 2008. Included in the 2008 period’s other noninterest income were amounts related to Visa, Inc. (“Visa”). The Company received $114,000 in proceeds from the redemption of shares as a part of the Visa IPO and was recorded as a gain. In conjunction with the IPO, Visa created a litigation escrow which is to be used to pay the litigation settlement payments. As a result, the Company recorded a receivable equal to the $50,000 reserve during 2008. This receivable was recorded as a contra-liability to the reserve. Both the liability and receivable are reflected in other liabilities on the Company’s consolidated financial statements. The economic benefit of the receivable was recorded in other noninterest income in 2008. In addition, rental income decreased $159,000 in the first six months of 2009 compared to the same period in 2008. The decrease is due to the expiration of an ATM rental contract which was not renewed in late 2008.

Other Expenses

Other expenses of $22,703,000 in 2009 increased $3,358,000 from the same period in 2008. This increase of 17.36% included an increase of $648,000 in salaries and benefits. Direct salary expense was up $853,000, or 11.22%, due to annual pay adjustments and bonuses paid to real estate lenders related to the loan production discussed in the net gain on sale of loans section. Another component of salaries and employee benefits expense is compensation expense related to the officers’ deferred compensation plan and costs associated with restricted common stock awarded to various officers which decreased $232,000. This decrease is primarily the result of the change in the appraised value of the Company’s common stock. As a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company obtains a quarterly independent appraisal of the shares of stock. The final appraisal for each quarter will be completed approximately forty days after each quarter end. The appraised value of the Company’s stock was $52.50 as of June 30, 2009 and $55.00 as of December 31, 2008. Medical insurance expense also decreased $83,000 for the six-month period ended June 30, 2009 from the same period in 2008.

Occupancy expenses increased $285,000 in 2009 due mainly to increases related to operating two additional locations in 2009. The Company leases an additional location at a cost of $6,600 per month. Building depreciation has increased due to the addition of certain leasehold improvements at the new leased location which are being depreciated over the four-year term of the lease. The Company also opened a modular temporary office on the site of its fourteenth location. Rents for the temporary office are $3,250 a month. Rent expense for the Company’s ATM locations is also included in occupancy expense. ATM rent expense increased $78,000 in the first six months of 2009 compared to the same period in 2008. This increase is related to placement of additional ATMs in the Company’s trade area.

Advertising and business development expense was $840,000 for the six months ended June 30, 2009, a $76,000 increase over the same period in 2008. The increase is related to the timing of office promotions expenses incurred in 2009 when compared to the prior year.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2009 and 2008 (continued)

Outside services expense increased $337,000 for the six months ended June 30, 2009 compared to the same period in 2008. Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Credit card, debit card and merchant card processing expenses increased $28,000 due to an increase in the volume of transactions in 2009 compared to 2008. Professional fees were $891,000 for the six months ended June 30, 2009, an increase of $122,000 over the same period in 2008. This increase includes $125,000 in attorney fees and is due to credit-related matters. Expenses related to courier services decreased $51,000 in 2009 due to the expiration of an ATM rental contract which was not renewed in late 2008. Data processing expense increased $59,000 in the six months ended June 30, 2009 when compared to the same period in 2008. This increase is due to monthly fees for a new trust processing system. In addition, expenses related to other real estate owned and other repossessed assets were $95,000 for the first six months of 2009, an increase of $68,000 from the same period in 2008. The increased expenses are due to the number of properties in other real estate owned in 2009.

FDIC insurance assessment expense was $1,846,000 for the six months ended June 30, 2009. This is an increase of $1,498,000 when compared to the same period in 2008. This increase is due in part to an additional 10 basis point assessment related to the Transaction Account Guarantee Program. This Program increased insurance coverage for non-interest bearing deposit accounts in excess of $250,000. In addition, the FDIC has raised assessment rates for all banks as part of its restoration plan for the deposit insurance fund. Also, as of June 30, 2009, the FDIC imposed a five basis point special assessment on each bank’s total assets less Tier 1 capital and totaled $830,000. This special assessment will be paid on September 30, 2009.

During the first six months of 2009, the Company pre-paid $40.0 million of FHLB advances incurring an early payment penalty of $584,000. There were no penalties incurred during the first six months of 2008. The $40.0 million in advances consisted of $20.0 million due in June 2009 and $20.0 million due in October 2009, at rates from 5.66% to 6.22%. As a result of the early payment of the FHLB borrowings, the Company’s interest expense on FHLB borrowings decreased. The net impact of the early payment penalty and decreased interest expense is expected to be revenue neutral for 2009.

The net loss on sale of other real estate owned and other repossessed assets increased $610,000 to $632,000 for the six months ended June 30, 2009. The 2009 loss resulted from the sale of 14 properties and a write-down in fair market value of $171,000 related to ten properties previously transferred to other real estate owned. During the comparable period in 2008, five properties were sold at a loss of $22,000.

Flood-related expenses were $17,000 and $665,000 for the six-month periods ended June 30, 2009 and 2008, respectively. In the 2008 period, the Company recognized a loss of $355,000 on the net book value of property and equipment at its two damaged locations. In addition, the Company recorded $310,000 of expenses including approximately $183,000 for decontaminating, drying and preparing the two flooded offices for remodeling and $55,000 in expenses related to the evacuation of the two damaged locations. The remaining expense of $72,000 includes various items including meals, sandbagging and other supplies and extra mileage due to road closings and relocation of offices.

Other noninterest expense decreased $78,000 in the first six months of 2009 to $500,000. This decrease is mainly due to expenses related to the deferred compensation plan for the Company’s Board of Directors. This expense decreased $91,000 for the first six months of 2009 in comparison to the same period in 2008. This decrease is primarily the result of the change in the appraised value of the Company’s common stock.

Income Taxes

Federal and state income tax expenses were $2,475,000 and $2,545,000 for the six months ended June 30, 2009 and 2008, respectively. Income taxes as a percentage of income before taxes were 26.35% in 2009 and 27.71% in 2008. The amount of tax credits was $483,000 and $353,000 for the six month period ended June 30, 2009 and 2008, respectively.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2009 and 2008 (continued)

Net Income

Net income increased to $2,930,000 for the three months ended June 30, 2009 from $1,850,000 for the same period in 2008, an increase of 58.38%. Earnings per share, both basic and diluted, increased for the three months ended June 30, 2009 compared to the same period in 2008. For the three-month period ended June 30, 2009, basic and diluted earnings per share were $0.66. For the three months ended June 30, 2008, basic and diluted earnings per share were $0.41. Return on average equity was 8.16% for the three months ended June 30, 2009 compared to 5.44%, for the same period in 2008. Return on average assets was 0.64% in 2009 and 0.44% in 2008. Return on average assets and return on average equity are calculated based on annualized results for the second quarter.

Net Interest Income

Net interest income increased for the three month period ended June 30, 2009 by $1,102,000 from the similar period in 2008. The net interest margin in 2009 was 3.41% compared to 3.45% in 2008. Net interest income changes on a tax-equivalent basis for the three months ended June 30, 2009 and 2008 are as follows:

	Change in	Change in	Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$87,518	(0.33)	$1,465	$(1,199)	$266
Taxable securities	(7,544)	(0.75)	(90)	(198)	(288)
Nontaxable securities	4,201	(0.18)	56	(44)	12
Federal funds sold	59,277	(1.98)	(1)	-	(1)
	$143,452		$1,430	$(1,441)	$(11)

Interest expense:
Interest-bearing demand deposits	$48,956	(0.24)	$(111)	$138	$27
Savings deposits	68,754	(0.11)	(297)	175	(122)
Time deposits	71,341	(0.85)	(765)	1,408	643
Short-term borrowings	(38,508)	(0.24)	214	1	215
FHLB borrowings	(21,090)	(0.16)	259	97	356
	$129,453		$(700)	$1,819	$1,119
Change in net interest income			$730	$378	$1,108

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2009	2008

Yield on average interest-earning assets	5.64%	6.16%
Rate on average interest-bearing liabilities	2.62	3.20
Net interest spread	3.02%	2.96%
Effect of noninterest-bearing funds	0.39	0.49
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.41%	3.45%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2009 and 2008 (continued)

Provision for Loan Losses

The provision for loan losses was $3,481,000 for the quarter ended June 30, 2009 compared to $5,172,000 for the comparable quarter in 2008, a decrease of $1,691,000. The second quarter 2008 provision expense included $3,790,000 of additional expense related to the June 2008 floods. In the second quarter of 2008, provision expense of $1,382,000 was not flood related. When comparing provision expense between the second quarters of 2009 and 2008, the 2009 expense increased $2,099,000 over the 2008 non-flood provision expense. As discussed in connection with the results of operations for the six months, the allowance for loan losses was increased due to management’s analysis of the outstanding loans at June 30, 2009. The second quarter 2008 provision expense and asset quality changes were significantly affected by the June 2008 floods. Approximately $15.4 million of the growth in potential watch, watch and problem was due to loans to customers affected by flooding, accounting for an increase in the provision of $3.8 million during the three months ended June 30, 2008.

In the second quarter of 2009, problem and watch loans increased $15.3 million while there was an increase of $4.3 million in substandard loans in the same period. These asset quality changes increased the provision $1.8 million. In the second quarter of 2008, problem and watch loans increased $23.3 million and substandard loans increased $11.5 million. The 2008 asset quality changes increased the provision expense $4.8 million. In the second quarter of 2009, loan balances declined $20.9 million which decreased the provision for loan losses $0.4 million. In the comparable period in 2008, loan balances decreased $3.5 million which decreased the provision for loan losses $0.3 million.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented. For the three months ended June 30, 2009 and 2008, recoveries were $231,000; and charge-offs were $2,182,000 in 2009 and $644,000 in 2008. The allowance for loan losses totaled $30,130,000 at June 30, 2009 compared to $24,550,000 at June 30, 2008. The allowance represented 2.02% and 1.72% of loans held for investment at June 30, 2009 and June 30, 2008, respectively.

Other Income

Total other income was $5,049,000 and $4,248,000 for the three months ended June 30, 2009 and 2008. Net gain on sale of loans increased by $1,080,000 in the quarter ended June 30, 2009 as compared to the same quarter in 2008 due to an increase in the volume of loans sold in 2009. The trust fees for 2009 were $176,000 less than 2008 as assets under management declined. Service charges and fees decreased $23,000 in the three months ended June 30, 2009 from their level for the comparable period in 2008. The principal reason for this decrease was a reduction of $47,000 in service fees on deposit accounts as a result of diminished results from fee income strategies. Debit card and point of sale (POS) interchange fees are also included in service charges and fees, and that component increased $38,000 in the second quarter of 2009 over the second quarter of 2008 due to the volume of activity.

Other noninterest income was $590,000 for the three months ended June 30, 2009, a $65,000 decrease from the same period in 2008. Rental income decreased $80,000 in the second quarter of 2009 compared to the second quarter of 2008. The decrease is due to the expiration of an ATM rental contract which was not renewed in late 2008.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2009 and 2008 (continued)

Other Expenses

Total expenses for the 2009 second quarter compared to the 2008 second quarter increased $1,767,000 to $11,859,000. This increase of 33.27% included an increase of $453,000 in salaries and benefits. Direct salary expense was up $619,000, or 16.06%, due to annual pay adjustments and bonuses paid to real estate lenders related to the loan production discussed in the gain on sale of loans section. Another component of salaries and employee benefits expense is compensation expense related to the officers’ deferred compensation plan and costs associated with restricted common stock awarded to various officers, which decreased $209,000. This decrease is primarily the result of the change in the appraised value of the Company’s common stock.

Occupancy expenses increased $130,000 in the second quarter of 2009 due mainly to increases related to operating two additional locations in 2009. The Company leases an additional location at a cost of $6,600 per month. Building depreciation has increased due to the addition of certain leasehold improvements at the new leased location which are being depreciated over the term of the four-year term of the lease. The Company also opened a modular temporary office on the site of its fourteenth location. Rents for the temporary office are $3,250 a month. Rent expense for the Company’s ATM locations is also included in occupancy expense. ATM rent expense increased $33,000 in the three months ended June 30, 2009 compared to the same period in 2008. This increase is related to placement of additional ATMs in the Company’s trade area.

Outside services expense increased $131,000 for the three months ended June 30, 2009 compared to the same period in 2008. Professional fees were $428,000 for the second quarter of 2009, an increase of $26,000 over the same period in 2008. This increase includes $31,000 in attorney fees and is due to credit-related matters. Expenses related to courier services decreased $26,000 in 2009 due to the expiration of an ATM rental contract which was not renewed in late 2008. Data processing expense increased $18,000 in the 2009 second quarter when compared to the 2008 second quarter. This increase is due to monthly fees for a new trust processing system. In addition, expenses related to other real estate owned and other repossessed assets were $26,000 for the second quarter of 2009, an increase of $15,000 from the same period in 2008. The increased expenses are due to the number of properties in other real estate owned in 2009.
Rental expenses on tax credit real estate were $187,000 in the second quarter of 2009, a decrease of $101,000 from the second quarter of 2008. The rental expenses are recorded based on projected results for the individual projects.

FDIC insurance assessment expense was $1,321,000 for the three months ended June 30, 2009. This is an increase of $1,152,000 when compared to the same period in 2008. This increase is due in part to an additional 10 basis point assessment related to Transaction Account Guarantee Program. This Program increased insurance coverage for non-interest bearing deposit accounts in excess of $250,000. In addition, the FDIC has raised assessment rates for all banks as part of its restoration plan for the deposit insurance fund. Also, as of June 30, 2009, the FDIC imposed a five basis point special assessment on each bank’s total assets less Tier 1 capital and totaled $830,000. This special assessment will be paid on September 30, 2009.

During the second quarter of 2009, the Company pre-paid $40.0 million of FHLB advances incurring a prepayment penalty of $584,000. There were no penalties incurred during the second quarter of 2008. The $40.0 million in advances consisted of $20.0 million due in June 2009 and $20.0 million due in October 2009, at rates from 5.66% to 6.22%. As a result of the early payment of the FHLB borrowings, the Company’s interest expense on FHLB borrowings decreased. The net impact of the early payment penalty and decreased interest expense is expected to be revenue neutral for 2009.

The net loss on sale of other real estate owned and other repossessed assets increased $164,000 to $168,000 for the three months ended June 30, 2009. The second quarter 2009 loss resulted from the sale of five properties and a write-down in fair market value of $171,000 related to ten properties previously transferred to other real estate owned. During the comparable period in 2008, two properties were sold at a loss of $4,000.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2009 and 2008 (continued)

Flood-related expenses were $13,000 and $665,000 for the second quarter of 2009 and 2008, respectively. The expenses related to the 2008 floods are detailed in the six-month discussion of operations section.

Other noninterest expense decreased $92,000 in the three months ended June 30, 2009 to $213,000. This decrease is mainly due to expenses related to the deferred compensation plan for the Company’s Board of Directors. This expense decreased $91,000 in the second quarter 2009 in comparison to the same period in 2008. This decrease is primarily the result of the change in the appraised value of the Company’s common stock.

Income Taxes

Income tax expense for the three months ended June 30, 2009 and 2008 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the items noted in the table below. Income tax expense as a percentage of income before taxes increased to 27.4% in 2009 from 16.3% in 2008. Income tax expense was $747,000 more in 2009 compared to 2008. The amount of tax credits was $122,000 for the second quarter of 2009 and $177,000 for the second quarter of 2008. The increase in the effective tax rate is due mainly to tax-exempt interest income and its relationship to total income before income taxes. In the second quarter of 2008, tax-exempt interest income was $909,000, or 41% of income before income taxes resulting in a 14.39% decrease in the effective tax rate. In the second quarter of 2009, tax-exempt interest income was $920,000, or 23% of income before income. This increased the effective tax rate 6.42% for a reduction in the effective tax rate of 7.97% in 2009. Also, tax credits decreased $55,000 for the second quarter of 2009 as compared to the same period in 2008, increasing the effective tax rate 4.99%.

Index

HILLS BANCORPORATION
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position. Federal funds sold and investment securities available for sale comprised 11.20% of the Company’s total assets at June 30, 2009, compared to 11.25% at December 31, 2008.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position. As of June 30, 2009, the Company had borrowed $225.0 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. In April 2009, four advances of $10 million each were repaid early. $20 million of these advances were to mature in June 2009 and $20 million were to mature in October 2009. The Company incurred an early payment penalty of $584,000. FHLB advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $188.9 million at June 30, 2009.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $146.6 million. Those two lines of credit require the pledging of investment securities when drawn upon. The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2009.

As of June 30, 2009, investment securities with a carrying value of $29,852,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law. As of December 31, 2008, investment securities with a carrying value of $99,937,000 were pledged.

Contractual Obligations

The Company will be constructing its fourteenth office location during 2009. The Company signed a contract for the construction of the office in April 2009 with costs of construction not to exceed $3.0 million. The Company will not incur any debt during the construction of the new office. In April 2009, four FHLB advances of $10 million each were repaid early. $20 million of these advances were to mature in June 2009 and $20 million were to mature in October 2009. There are no other material changes in the Company’s contractual obligations from those disclosed in its Annual Report in Form 10-K for the year ended December 31, 2008.

Index

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

Index

HILLS BANCORPORATION

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the first six months of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

Since the initial adoption of its restoration plan on October 7, 2008, the FDIC has (1) extended from five to seven years the time within which the reserve ratio must be restored to 1.15, (2) made adjustments to its risk-based assessment system, (3) made adjustments, which became effective on April 1, 2009, to its assessment rates, (4) established a special assessment of five basis points on assets minus Tier 1 capital as of June 30, 2009, to be collected September 30, 2009, and (5) indicated that it is probable that an additional special assessment will be necessary in the fourth quarter of 2009 but the amount is uncertain. In all other respects, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	1,362	$55.00	168,874	581,126
May 1 to May 31	507	55.00	169,381	580,619
June 1 to June 30	11,806	52.76	181,187	568,813
Total	13,675	$53.07	181,187	568,813

 (1) On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”). This authorization will expire on December 31, 2013. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis. All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis. The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION
(continued)

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on April 20, 2009. The only matter voted was for the election of directors. The following individuals were elected to serve as Directors of the Company for a three year term at the Annual Meeting. The results of the voting by individuals and those withholding authority are as follows:

		For	Withhold Authority	Term
1.	Willis M. Bywater	3,192,191	43,926	3 years to 2012
2.	Michael S. Donovan	3,219,340	16,777	3 years to 2012
3.	Thomas J. Gill, D.D.S.	3,212,462	23,655	3 years to 2012
4.	Dwight O. Seegmiller	3,139,759	96,364	3 years to 2012

Item 5.	Other Information

None

Item 6.	Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: August 7, 2009	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: August 7, 2009	By: /s/ James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2009

Page Number
In The Sequential
Exhibit		Numbering System
Number	Description	June 30, 2009 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	41 - 42 of 43

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	43 of 43