Form 10-Q
period 2009-09-30
HILLS BANCORPORATION
filed 2009-11-06
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

☑  Yes  ☐  No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

☐  Yes  ☐  No

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING At October 31, 2009

Common Stock, no par value	4,408,581

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

	September 30, 2009
ASSETS	(Unaudited)	December 31, 2008

Cash and cash equivalents	$57,033	$22,575
Investment securities available for sale at fair value (amortized cost September 30, 2009 $195,827; December 31, 2008 $194,402)	203,835	200,312
Stock of Federal Home Loan Bank	14,247	14,247
Loans held for sale	3,731	8,490
Loans, net of allowance for loan losses (September 30, 2009 $30,720;
December 31, 2008 $27,660)	1,481,369	1,469,840
Property and equipment, net	24,126	23,606
Tax credit real estate	18,877	12,065
Accrued interest receivable	9,949	10,437
Deferred income taxes, net	9,125	8,959
Other real estate	3,779	5,155
Goodwill	2,500	2,500
Other assets	3,166	2,607
	$1,831,737	$1,780,793

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$172,296	$169,299
Interest-bearing deposits	1,217,237	1,068,587
Total deposits	$1,389,533	$1,237,886
Short-term borrowings	29,304	99,937
Federal Home Loan Bank borrowings	225,000	265,000
Accrued interest payable	2,682	2,914
Other liabilities	14,669	11,879
	$1,661,188	$1,617,616

Redeemable Common Stock Held by Employee Stock
Ownership Plan (ESOP)	$22,873	$23,815

STOCKHOLDERS' EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued September 30, 2009 4,598,692 shares; December 31, 2008 4,597,427 shares	$-	$-
Paid in capital	13,513	13,447
Retained earnings	161,787	154,176
Accumulated other comprehensive income	4,945	3,649
Treasury stock at cost (September 30, 2009 186,678 shares;
December 31, 2008 156,882 shares)	(9,696)	(8,095)
	$170,549	$163,177
Less maximum cash obligation related to ESOP shares	22,873	23,815
	$147,676	$139,362
	$1,831,737	$1,780,793

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$22,235	$22,362	$66,566	$66,854
Investment securities:
Taxable	924	1,181	2,839	3,667
Nontaxable	856	853	2,537	2,526
Federal funds sold	25	3	42	17
Total interest income	$24,040	$24,399	$71,984	$73,064
Interest expense:
Deposits	$6,296	$6,615	$19,630	$22,259
Short-term borrowings	137	535	539	1,469
FHLB borrowings	2,636	3,247	8,605	9,616
Total interest expense	$9,069	$10,397	$28,774	$33,344
Net interest income	$14,971	$14,002	$43,210	$39,720
Provision for loan losses	2,357	1,026	8,274	6,785
Net interest income after provision for loan losses	$12,614	$12,976	$34,936	$32,935
Other income:
Net gain on sale of loans	$651	$265	$3,297	$975
Trust fees	928	963	2,588	2,980
Service charges and fees	2,097	2,029	5,863	5,896
Rental revenue on tax credit real estate	373	242	894	748
Other noninterest income	632	573	1,814	2,031
	$4,681	$4,072	$14,456	$12,630
Other expenses:
Salaries and employee benefits	$5,357	$5,211	$16,102	$15,308
Occupancy	705	590	2,196	1,796
Furniture and equipment	912	891	2,733	2,699
Office supplies and postage	335	345	1,025	1,009
Advertising and business development	410	520	1,250	1,284
Outside services	1,628	1,513	4,565	4,113
Rental expenses on tax credit real estate	751	408	1,351	1,001
FDIC insurance assessment	431	309	2,276	657
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	-	-	584	-
Net loss on sale of other real estate owned and other repossessed assets	234	32	866	54
Flood-related expenses	24	157	40	822
Other noninterest expense	339	325	841	891
	$11,126	$10,301	$33,829	$29,634
Income before income taxes	$6,169	$6,747	$15,563	$15,931
Income taxes	1,436	2,058	3,911	4,603
Net income	$4,733	$4,689	$11,652	$11,328

Earnings per share:
Basic	$1.07	$1.05	$2.63	$2.53
Diluted	1.06	1.05	2.62	2.52

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$4,733	$4,689	$11,652	$11,328

Other comprehensive income:
Unrealized holding gains arising during the period	$2,412	$477	$2,098	$381
Income tax effect of unrealized gains	(923)	(183)	(802)	(146)
Other comprehensive income	$1,489	$294	$1,296	$235

Comprehensive income	$6,222	$4,983	$12,948	$11,563

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Maximum Cash Obligation Related To ESOP Shares	Treasury Stock	Total

Balance, December 31, 2007	$12,823	$144,122	$647	$(22,205)	$(4,697)	$130,690
Issuance of 3,653 shares of common stock	183	-	-	-	-	183
Forfeiture of 988 shares of common stock	(41)	-	-	-	-	(41)
Share-based compensation	16	-	-	-	-	16
Income tax benefit related to share-based compensation	4	-	-	-	-	4
Change related to ESOP shares	-	-	-	(251)	-	(251)
Net income	-	11,328	-	-	-	11,328
Cash dividends ($.91 per share)	-	(4,086)	-	-	-	(4,086)
Purchase of 29,358 shares of common stock	-	-	-	-	(1,560)	(1,560)
Other comprehensive income	-	-	235	-	-	235
Balance, September 30, 2008	$12,985	$151,364	$882	$(22,456)	$(6,257)	$136,518

Balance, December 31, 2008	$13,447	$154,176	$3,649	$(23,815)	$(8,095)	$139,362
Issuance of 1,767 shares of common stock	68	-	-	-	-	68
Forfeiture of 502 shares of common stock	(23)	-	-	-	-	(23)
Share-based compensation	11	-	-	-	-	11
Income tax benefit related to share-based compensation	10	-	-	-	-	10
Change related to ESOP shares	-	-	-	942	-	942
Net income	-	11,652	-	-	-	11,652
Cash dividends ($.91 per share)	-	(4,041)	-	-	-	(4,041)
Purchase of 29,796 shares of common stock	-	-	-	-	(1,601)	(1,601)
Other comprehensive income	-	-	1,296	-	-	1,296
Balance, September 30, 2009	$13,513	$161,787	$4,945	$(22,873)	$(9,696)	$147,676

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$11,652	$11,328
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,805	1,690
Provision for loan losses	8,274	6,785
Share-based compensation	11	16
Forfeiture of common stock	(23)	(41)
Compensation expensed through issuance of common stock	42	173
Excess tax benefits from share-based compensation	(10)	(4)
Provision for deferred income taxes	(968)	(2,045)
Net loss on sale of other real estate owned and other repossessed assets	866	54
Loss on disposal of property and equipment	-	355
Decrease in accrued interest receivable	488	91
Amortization of discount on investment securities, net	550	293
(Increase) decrease in other assets	(549)	866
Increase in accrued interest and other liabilities	2,558	4,226
Loans originated for sale	(241,972)	(99,273)
Proceeds on sales of loans	250,028	105,514
Net gain on sales of loans	(3,297)	(975)
Net cash and cash equivalents provided by operating activities	$29,455	$29,053

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$41,774	$37,913
Purchases of investment securities available for sale	(43,749)	(33,567)
Loans made to customers, net of collections	(24,367)	(87,337)
Proceeds on sale of other real estate owned and other repossessed assets	5,074	829
Purchases of property and equipment	(2,325)	(2,986)
Investment in tax credit real estate, net	(6,812)	(3,531)
Net cash used in investing activities	$(30,405)	$(88,679)

Cash Flows from Financing Activities
Net increase in deposits	$151,647	$49,953
Net (decrease) increase in short-term borrowings	(70,633)	6,504
Stock options exercised	26	10
Excess tax benefits related to share-based compensation	10	4
Borrowings from FHLB	-	20,000
Payments on FHLB borrowings	(40,000)	(20,348)
Borrowings from FRB	-	1,650
Payments on FRB borrowings	-	(1,650)
Purchase of treasury stock	(1,601)	(1,560)
Dividends paid	(4,041)	(4,086)
Net cash provided by financing activities	$35,408	$50,477

(Continued)

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)   (Continued)
(Amounts In Thousands)

	Nine Months Ended September 30,
	2009	2008

Increase (decrease) in cash and cash equivalents	$34,458	$(9,149)

Cash and cash equivalents:
Beginning of year	22,575	32,383
End of period	$57,033	$23,234

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$19,862	$22,644
Interest paid on other obligations	9,144	11,047
Income taxes paid	4,703	4,973

Noncash financing activities:
(Decrease) increase in maximum cash obligation related to ESOP shares	$(942)	$251
Transfers to other real estate owned	4,176	1,832

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

Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 11, 2009.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Common shares outstanding at the beginning of the period	4,417,505	4,468,542	4,440,545	4,490,107
Weighted average number of net shares issued (redeemed)	(1,837)	(2,095)	(13,692)	(15,124)
Weighted average shares outstanding (basic)	4,415,668	4,466,447	4,426,853	4,474,983
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	14,628	20,009	14,577	20,031
Weighted average number of shares (diluted)	4,430,296	4,486,456	4,441,430	4,495,014

Net income (In Thousands)	$4,733	$4,689	$11,652	$11,328

Earnings per share:
Basic	$1.07	$1.05	$2.63	$2.53
Diluted	$1.06	$1.05	$2.62	$2.52

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncements

As of January 1, 2009, the Company adopted FASB ASC 815, Derivatives and Hedging (“ASC 815”).  The standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  The adoption of ASC 815 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10-65-4”).  ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10-65-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10-65-4 is effective for financial statements issued after June 15, 2009.  The adoption of ASC 820-10-65-4 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-10-65-1, Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65-1”).  ASC 320-10-65-1 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  ASC 320-10-65-1 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.  ASC 320-10-65-1 is effective for financial statements issued after June 15, 2009.  The adoption of ASC 320-10-65-1 did not have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65-1”).  ASC 825-10-65-1 amends FASB ASC 825, Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 825-10-65-1 also amends FASB ASC 270, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65-1 is effective for financial statements issued after June 15, 2009.  The adoption of ASC 825-10-65-1 did not have a significant effect on the Company’s consolidated financial statements.  See Note 4 for fair value information at September 30, 2009 and December 31, 2008.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (“ASC 855”).  ASC 855 establishes general standards of accounting for a disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 is effective for financial statements issued after June 15, 2009.  The adoption of ASC 855 did not have a significant effect on the Company’s consolidated financial statements.  The Company has evaluated subsequent events through November 6, 2009 which is the date the financial statements have been issued.

In June 2009, the SEC issued Staff Accounting Bulletin No. 112 (“SAB 112”).  SAB 112 conforms SEC staff guidance on business combinations and noncontrolling interests to FASBASC 805, Business Combinations, and FASB ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements.  SAB 112 is effective as of June 10, 2009.  The adoption of SAB 112 did not have a significant effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB ASC 860 (“FAS 166”).  FAS 166 eliminates the concept of a qualified special-purpose entity and its exemption from consolidation in a transferor’s financial statements, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, modifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets are initially measured, removes the guaranteed mortgage securitization recharacterization provisions and requires additional disclosures.   FAS 166 is effective for financial statements issued after November 15, 2009.  The Company is assessing the impact of the adoption of FAS 166 on the Company’s consolidated financial statements.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB ASC 810 (“FAS 167”).  FAS 167 eliminates FASB ASC 810’s exceptions to consolidated qualified special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”).  FAS 167 also clarifies the characteristics that identify a VIE.  In addition, FAS 167 contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provision of FASB ASC 810.  FAS 167 is effective for financial statements issued after November 15, 2009.  The Company is assessing the impact of the adoption of FAS 167 on the Company’s consolidated financial statements.

In July 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes the FASB’s Accounting Standards Codification as the exclusive authoritative reference for nongovernmental US GAAP, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  ASC 105 is effective for financial statements issued after September 15, 2009.  The adoption of ASC 105 did not have a significant effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (“ASU No. 2009-05”).   ASU No. 2009-05 modifies FASB ASC 820, Fair Value Measurements and Disclosures.  ASU No. 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In such circumstances, ASU No. 2009-05 specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance.  ASU No. 2009-05 is effective for financial statements issued after August 27, 2009.  The adoption of ASU No. 2009-05 did not have a significant effect on the Company’s consolidated financial statements.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments under FASB ASC 825, Financial Instruments, as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts In Thousands)

Cash and due from banks	$57,033	$57,033	$22,575	$22,575
Investment securities	218,082	218,082	214,559	214,559
Loans	1,485,100	1,587,779	1,478,330	1,565,525
Accrued interest receivable	9,949	9,949	10,437	10,437
Deposits	1,389,533	1,389,533	1,237,886	1,237,886
Federal funds purchased and securities sold under agreements to repurchase	29,304	29,304	99,937	99,937
Borrowings from Federal Home Loan Bank	225,000	237,254	265,000	275,727
Accrued interest payable	2,682	2,682	2,914	2,914

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$330,266	$-	$309,305	$-
Letters of credit	10,149	-	12,365	-

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), in its entirety on January 1, 2008.  ASC 820 provides a single definition for fair value, a framework for measuring fair value and expanded disclosures concerning fair value.  Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in ASC 820.  There are three levels of inputs that may be used to measure fair value as follows:

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

Valuation methodologies have not changed during the quarter ended September 30, 2009.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$99,705	$104,130	$-	$203,835
Total	$99,705	$104,130	$-	$203,835

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis in 2009 that were still held on the balance sheet at September 30, 2009, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at quarter end.

	September 30, 2009				September 30, 2009
	Level 1	Level 2	Level 3	Total	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$4,887	$-	$4,887	$384
Foreclosed assets (2)	-	1,172	-	1,172	217
Total	$-	$6,059	$-	$6,059	$601

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Note 5.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  This authorization will expire on December 31, 2013.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors.  The Company has purchased 186,678 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2009.  Of these 186,678 shares, 5,491 shares were purchased during the quarter ended September 30, 2009, at an average price per share of $52.84.  In the nine-month period ended September 30, 2009, 29,796 shares were purchased at an average price per share of $53.72.

Note 6.	Commitments and Contingencies

The Company’s subsidiary, Hills Bank and Trust Company (the “Bank”) is a party to financial instruments with off-balance–sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, credit card participations and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Commitments and Contingencies (continued)

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$36,565	$38,519
Credit card participations	50,797	35,407
Commercial, real estate and home construction	84,765	86,073
Commercial lines and real estate purchase loans	158,139	149,306
Outstanding letters of credit	10,149	12,365

Note 7.	Income Taxes

Federal income tax expense for the nine months ended September 30, 2009 and 2008 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax year ended December 31, 2008 remains subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2008, 2007 and 2006, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2008 and September 30, 2009.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of September 30, 2009, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve-month period ending September 30, 2010.

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

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operation that is included. Although management believes the levels of the allowance as of September 30, 2009 and December 31, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At September 30, 2009, the Bank has fourteen full-service locations and a trust and wealth management location.

Net income for the nine month period ended September 30, 2009 was $11.65 million compared to $11.33 million for the same nine months of 2008, an increase of 2.86%.  The $324,000 increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first nine months of 2009 are an increase in net interest income of $3,490,000 and an increase in the gain on sale of loans of $2,322,000.  The increases in these income items were partially offset by increases in certain expense items including $1,619,000 in FDIC insurance assessments, $584,000 in early repayment penalties related to FHLB borrowings and $839,000 in net losses on the sale of other real estate owned and other repossessed assets.  In addition, provision expense for the nine months ended September 30, 2009 was $8,274,000, an increase of $1,489,000 over the nine months ended September 30, 2008.  The 2008 provision expense totaled $6,785,000 and included $4,129,000 of additional provision expense related to the June 2008 floods.  In the 2008 period, provision expense of $2,656,000 was not flood related.  When comparing provision expense between the 2009 and 2008 nine month periods, the 2009 expense increased $5,618,000 over the 2008 non-flood provision expense.  Net income for the first nine months of 2008 was significantly impacted by the June 2008 flood-related expenses of $3,057,000, net of tax.  The flood-related expenses consisted of (1) a $4,129,000 addition to the provision for loan losses, (2) recognition of a $355,000 loss in the value of property and equipment and (3) $467,000 of expenses incurred in dealing with the floods.  A tax benefit of $1,849,000 was recorded as a result of the $4,951,000 in flood-related expenses.

Return on average equity was 10.82% for the nine months ended September 30, 2009 compared to 11.16% for the same period in 2008. Return on average assets was 0.86% in 2009 compared to 0.90% in 2008.  Return on average assets and return on average equity are calculated based on annualized income for the first nine months of the year.  Dividends of $.91 per share were paid in January 2009 to 1,635 shareholders.  The 2009 dividend was the same dividend per share as paid in January 2008.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage.  The Bank achieved a net interest margin on a tax-equivalent basis of 3.48% in 2009 compared to 3.45% in 2008.  Average earning assets were $1.723 billion in 2009 and $1.603 billion in 2008.

Highlights noted on the balance sheet as of September 30, 2009 for the Company included the following:
•	Total assets are $1.832 billion.
•	Net loans are $1.485 billion.
•	Net loans increased $6.8 million since December 31, 2008.
•	Deposit growth of $151.6 million since December 31, 2008.
•	Short-term borrowings decreased $70.6 million since December 31, 2008.
•	Federal Home Loan Bank borrowings decreased $40.0 million since December 31, 2008.

Reference is made to Note 4 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2009.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2009, the average rate indexes for the one, three and five year indexes were 0.40%, 1.45% and 2.31%, respectively.  The one year index decreased 77.53% from 1.78% at September 30, 2008, the three year index decreased 36.40% and the five year index decreased 22.48%.  The three year index was 2.28% and the five year index was 2.98% at September 30, 2008.  The targeted federal funds rate was 0.25% at September 30, 2009 and 2.00% at September 30, 2008.

A detailed discussion of the financial condition and results of operations follows this overview.

Financial Condition

The tables below set forth the composition of the loan portfolio as of September 30, 2009 and December 31, 2008, along with changes in the allowance for loan losses and non-performing loan information:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$60,817	4.02%	$64,198	4.29%
Commercial and financial	166,223	10.99	162,170	10.83
Real estate:
Construction, 1 to 4 family residential	25,510	1.69	29,343	1.96
Construction, land development and commercial	95,902	6.34	111,006	7.41
Mortgage, farmland	86,477	5.72	83,499	5.58
Mortgage, 1 to 4 family first liens	451,906	29.89	444,474	29.68
Mortgage, 1 to 4 family junior liens	112,151	7.42	117,086	7.82
Mortgage, multi-family	186,782	12.35	180,525	12.06
Mortgage, commercial	289,122	19.12	270,158	18.04
Loans to individuals	25,911	1.71	26,823	1.78
Obligations of state and political subdivisions	11,288	0.75	8,218	0.55
	$1,512,089	100.00%	$1,497,500	100.00%
Less allowance for loan losses	30,720		27,660
	$1,481,369		$1,469,840

The Bank has an established formal loan origination policy.  In general, the loan origination policy attempts to reduce the risk of credit loss to the Bank by requiring, among other things, maintenance of minimum loan to value ratios, evidence of appropriate levels of insurance carried by borrowers and documentation of appropriate types and amounts of collateral and sources of expected payment.  Each customer is evaluated as a part of the Bank’s underwriting process and through periodic reviews.  Loan and overall customer credit approval levels are established so that larger borrower relationships are approved through various credit committees.  For consumer loans, a third-party credit scoring model is used to help determine eligibility for credit.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning	$30,130	$24,550	$27,660	$19,710
Charge-offs:
Agricultural	79	96	82	99
Commercial and financial	697	433	2,720	1,011
Real estate:
Construction, 1 to 4 family residential	47	-	48	47
Construction, land development and commercial	70	2	195	15
Mortgage, farmland	22	-	22	-
Mortgage, 1 to 4 family first liens	449	735	977	763
Mortgage, 1 to 4 family junior liens	301	222	915	578
Mortgage, multi-family	220	92	315	92
Mortgage, commercial	128	100	363	100
Loans to individuals	89	157	369	453
	2,102	1,837	6,006	3,158
Recoveries:
Agricultural	11	13	17	39
Commercial and financial	166	137	322	243
Real estate:
Construction, 1 to 4 family residential	49	-	49	-
Mortgage, farmland	-	1	1	5
Mortgage, 1 to 4 family first liens	6	1	45	13
Mortgage, 1 to 4 family junior liens	39	40	149	68
Mortgage, multi-family	-	95	-	95
Mortgage, commercial	-	-	-	33
Loans to individuals	64	44	209	237
	335	331	792	733
Net charge-offs	1,767	1,506	5,214	2,425
Provision charged to expense	2,357	1,026	8,274	6,785
Balance, ending	$30,720	$24,070	$30,720	$24,070

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at September 30, 2009 and December 31, 2008, was as follows:

	September 30, 2009	December 31, 2008
	(Amounts in thousands)

Non-accrual loans	$1,995	$2,535
Accruing loans past due ninety days or more	9,220	5,049
Restructured loans	7,084	4,478
Non-performing loans (includes non-accrual and restructured loans)	77,723	52,186
Loans held for investment	1,512,089	1,497,500
Ratio of allowance for loan losses to loans held for investment	2.03%	1.85%
Ratio of allowance for loan losses to non-performing loans	39.52	53.00

Certain non-performing loan information by loan type at September 30, 2009 and December 31, 2008, was as follows:

	September 30, 2009			December 31, 2008
	Non-accrual loans	Accruing loans past due 90 days	Restructured loans	Non-accrual loans	Accruing loans past due 90 days	Restructured loans
	(Amounts In Thousands)			(Amounts In Thousands)

Commercial and financial	$801	$2,054	$349	$661	$429	$199
Real estate:
Construction, 1 to 4 family residential	218	855	1,010	1,325	208	1,010
Construction, land development and commercial	-	856	2,966	-	515	3,269
Mortgage, farmland	-	172	-	-	-	-
Mortgage, 1 to 4 family first liens	406	4,128	876	549	2,741	-
Mortgage, 1 to 4 family junior liens	27	603	-	-	363	-
Mortgage, multi-family	543	-	1,883	-	90	-
Mortgage, commercial	-	542	-	-	605	-
Loans to individuals	-	10	-	-	98	-
	$1,995	$9,220	$7,084	$2,535	$5,049	$4,478

Non-performing loans increased by $25.5 million from December 31, 2008 to September 30, 2009.  Non-performing loans include any loan that has been placed on nonaccrual status and restructured loans.  Non-performing loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  These loans are also considered impaired loans.  Non-performing loans were 5.14% of loans held for investment as of September 30, 2009 and 3.48% as of December 31, 2008.  The increase in non-performing loans is due to the deterioration of credit quality related to multiple borrowers including five unrelated land development borrowers with aggregate loan balances of $12.0 million, one agricultural production operation with an aggregate loan balance of $4.8 million, five unrelated borrowers with multi-family real estate loans with aggregate balances of $3.5 million and four unrelated borrowers with commercial real estate loans with aggregate balances of $4.1 million.  The remainder of the increase in non-performing loans is related to unrelated borrower relationships of less than $1.0 million and the continued deterioration in economic conditions.  Non-performing loans at September 30, 2009 includes $15.1 million of loans related to the June 2008 floods in the Bank’s trade area.  Most of the non-performing loans are secured by real estate and are believed to be adequately collateralized.

Loans 90 days past due that are still accruing interest increased $4.2 million from December 31, 2008 to September 30, 2009. This increase is due to an additional 38 loans that are 90 days past due as of September 30, 2009 as compared to December 31, 2008.  The average balance of the past due loans also increased as of September 30, 2009.  The average past due loan balance was $90,000 as of September 30, 2009 compared to $78,000 as of December 31, 2008.  The loans 90 days past due and still accruing are believed to be adequately collateralized.   Loans are placed on non-accrual status when management believes the collection of future principal and interest is not reasonably assured.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk (e.g., agricultural loans and constructed model real estate loans).  Loans for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The percentage begins with historical loss experience factors, which are then adjusted for current economic factors.

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,906	9.46%	4.02%	$2,258	8.17%	4.29
Commercial and financial	7,272	23.67	10.99	5,357	19.37	10.83
Real estate:
Construction, 1 to 4 family residential	2,595	8.45	1.69	626	2.26	1.96
Construction, land development and commercial	2,412	7.85	6.34	3,986	14.41	7.41
Mortgage, farmland	1,427	4.65	5.72	1,210	4.37	5.58
Mortgage, 1 to 4 family first liens	5,514	17.95	29.89	6,035	21.82	29.68
Mortgage, 1 to 4 family junior liens	1,361	4.43	7.42	1,346	4.87	7.82
Mortgage, multi-family	1,686	5.49	12.35	1,569	5.67	12.06
Mortgage, commercial	4,896	15.94	19.12	4,642	16.78	18.04
Loans to individuals	639	2.08	1.71	611	2.21	1.78
Obligations of state and political subdivisions	12	0.03	0.75	20	0.07	0.55
	$30,720	100.00%	100.00%	$27,660	100.00%	100.00%

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

The Bank restructured loans totaling $4.5 million during 2008.  These loans related to two customers.  The first 2008 customer relationship consisted of six loans totaling $1.2 million and is flood related.  The Bank would have recorded $47,000 in interest income during the first nine months of 2009 related to these loans if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $18,000 of interest for the nine months ended September 30, 2009, and a loss of interest income of $29,000 due to the restructure of the first borrowing relationship.  The Bank loaned an additional $658,000 to the borrower during 2008 and 2009 after the completion of the restructuring of the loans.  In addition, the Bank has committed to lend an additional $1.4 million to the customer.  The second 2008 restructured customer relationship consisted of four loans that totaled $3.3 million at the time of the 2008 restructure.  As of September 30, 2009, these loans totaled $2.9 million.  The Bank would have recorded $118,000 in interest income during the first nine months of 2009 related to these loans if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $94,000 of interest for the nine months ended September 30, 2009, and a loss of interest income of $24,000 due to the restructure of the second borrower relationship.  One of the restructured loans related to the second borrower is a line of credit for $1.4 million.  Currently, the borrower could obtain an additional $559,000 on the line of credit.  The Bank loaned an additional $1.1 million to the borrower during 2008 and 2009 after the completion of the restructuring of the loans.  In addition, the Bank has committed to lend an additional $391,000 to the customer.

The Bank restructured loans totaling $3.0 million during 2009.  These 2009 restructures related to two customers.  The first 2009 customer relationship consisted of seven loans totaling $2.8 million.  The loans currently require interest-only payments at market rates.  The Bank loaned an additional $286,000 to the borrower during 2009 after the completion of the restructuring of the loans.  In addition, the Bank has committed to lend an additional $10,000 to the customer.  The second 2009 customer relationship consisted of two loans totaling $279,000 and is flood related.  Since the date of restructure, the Bank would have recorded $4,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $1,000 of interest income for the nine months ended September 30, 2009, and a loss of interest income of $3,000 due to the restructure of this customer relationship.  The Bank does not have any commitments to lend this customer additional funds.

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

Investment securities available for sale held by the Company increased by $3.5 million from December 31, 2008 to September 30, 2009.  The fair value of securities available for sale was $8.0 million more than the amortized cost of such securities as of September 30, 2009.  The fair value of the securities in excess of amortized cost was $5.9 million at December 31, 2008. The carrying values of investment securities at September 30, 2009 and December 31, 2008 are summarized in the following table (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Securities available for sale

State and political subdivisions	$104,130	51.09%	$100,463	50.15%
Other securities (FHLB, FHLMC and FNMA)	99,705	48.91	99,849	49.85
Total securities available for sale	$203,835	100.00%	$200,312	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The Company had no securities designated as trading in its portfolio at September 30, 2009 or December 31, 2008.  The carrying amount of available-for-sale securities and their approximate fair values were as follows as of September 30, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

September 30, 2009
State and political subdivisions	$99,942	$4,214	$(26)	$104,130
Other securities (FHLB, FHLMC and FNMA)	95,885	3,820	-	99,705
Total	$195,827	$8,034	$(26)	$203,835

December 31, 2008:
State and political subdivisions	$98,760	$1,774	$(71)	$100,463
Other securities (FHLB, FHLMC and FNMA)	95,642	4,207	-	99,849
Total	$194,402	$5,981	$(71)	$200,312

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2009, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$29,220	$29,712
Due after one year through five years	119,431	124,578
Due after five years through ten years	46,448	48,787
Due after ten years	728	758
Total	$195,827	$203,835

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009	Less than 12 months				12 months or more				Total
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

State and municipal bonds	10	$2,004	$(26)	1.30%	-	$-	$-	-%	10	$2,004	$(26)	1.30%

Other securities (FHLB, FHLMC and FNMA)	-	-	-	-	-	-	-	-	-	-	-	-

Total temporarily impaired securities	10	$2,004	$(26)	1.30%	-	$-	$-	-%	10	$2,004	$(26)	1.30%

December 31, 2008	Less than 12 months				12 months or more				Total
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

State and municipal bonds	27	$8,538	$(56)	0.66%	10	$1,684	$(15)	0.89%	37	$10,222	$(71)	0.69%

Other securities (FHLB, FHLMC and FNMA)	-	-	-	-	-	-	-	-	-	-	-	-

Total temporarily impaired securities	27	$8,538	$(56)	0.66%	10	$1,684	$(15)	0.89%	37	$10,222	$(71)	0.69%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and municipal bonds with gross unrealized losses as of September 30, 2009 included 5 issues which are non-rated local issues and 5 issues which are A3 or better rated, general obligation bonds.  Therefore, none of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The cause of the unrealized losses is due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities for the foreseeable future.

Deposit growth was $151.6 million in the first nine months of 2009.  Repurchase agreements decreased $17.2 million in the same period.  Short-term borrowings at December 31, 2008 included federal funds purchased that decreased $53.4 million to zero as of September 30, 2009.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits totaled $30.4 million as of September 30, 2009 with an average rate of 2.31%.  Brokered deposits were $10.4 million as of December 31, 2008 with an average rate of 3.28%.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Dividends and Equity

In January 2009, Hills Bancorporation paid a dividend of $4,041,000 or $.91 per share.  The dividend was also $.91 per share in January 2008.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2009 totaled $147.7 million.  Under risk-based capital rules, the total amount of risk-based capital as of September 30, 2009, was 12.45% of risk-adjusted assets, and is in excess of the required minimum of 8.00%.  Risk-based capital was 12.84% and 12.64% as of September 30, 2008 and December 31, 2008, respectively. As of September 30, 2009, the Bank is considered well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s category.

In 2008, the Bank opted to participate in both programs under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).  The first program was the Transaction Account Guarantee Program under which, through June 30, 2010, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.  The second TLGP program in which the Bank elected to participate was the Debt Guarantee Program.  The Debt Guarantee Program guarantees certain newly issued senior, unsecured debt of participating financial institutions.  Under the FDIC's Final Rule adopted on November 21, 2008, certain senior, unsecured debt issued before June 30, 2009, with a maturity of greater than 30 days that matures on or prior to June 30, 2012, is automatically included in the program.  The fees associated with this program range from 50 to 100 basis points on an annualized basis and vary according to the maturity of the debt issuance.  On February 10, 2009, it was announced that, for an additional premium, the FDIC will extend the Debt Guarantee Program through October 2009.  The Company did not have any senior unsecured debt as of September 30, 2009.

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

Discussion of operations for the nine months ended September 30, 2009 and 2008

Net Income Overview

Net income increased $324,000 for the nine months ended September 30, 2009 compared to the first nine months of 2008.  Total net income was $11,652,000 in 2009 and $11,328,000 in the comparable period in 2008, an increase of 2.86%.  The changes in net income in 2009 from the first nine months of 2008 were the result of the following:

•	Net interest income increased by $3,490,000, or $3,507,000 on a tax-equivalent basis.
•	The provision for loan losses increased by $1,489,000.
•	Other income increased by $1,826,000.
•	Other expenses increased by $4,195,000.
•	Income taxes decreased by $692,000.

For the nine-month periods ended September 30, 2009 and 2008, basic earnings per share were $2.63 and $2.53, respectively. Diluted earnings per share were $2.62 for the nine months ended September 30, 2009 compared to $2.52 for the same period in 2008.

Fluctuations in the Company’s net income continue to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average earnings assets.  Net interest income of $43.2 million for the first nine months of 2009 was derived from the Company’s $1.723 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.48%.  Average earning assets in the nine months ended September 30, 2008 were $1.603 billion and the tax-equivalent net interest margin was 3.45%.  The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.38% would have resulted approximately in a $1,289,000 decrease in income before income taxes in the nine month period ended September 30, 2009.  Similarly, an increase in the net interest margin of 10 basis points to 3.58% would have resulted in approximately a $1,289,000 increase in net interest income before taxes.  Net interest income for the Company increased due to the increase in average earning assets over the same period in 2008 and the increase in the net interest margin of 3 basis points.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.512 billion at September 30, 2009.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual and restructured loans) and loans past due 90 days or more.  The provision for loan losses was $8,274,000 in the first nine months of 2009 compared to $6,785,000 the same period in 2008.

The amount of mortgage loans sold on the secondary market and the resulting gain or loss is the third factor that can cause fluctuations in net income.  Loans originated in the first nine months of 2009 totaled $242.0 million compared to $99.3 million in the same period in 2008, an increase of 144%.  In the nine months ended September 30, 2009 and 2008, the net gain on sale of loans was $3,297,000 and $975,000, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The average interest rate for a 30 year fixed rate loan during the first nine months of 2009 was 5.243%.  The average interest rate for the same type of loan was 6.104% for the first nine months of 2008.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  During the nine months ended September 30, 2009, secondary market rates were favorable resulting in a substantial increase in the volume of loans sold.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2009 and 2008 (continued)

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first nine months of 2009 was 3.48% compared to 3.45% in 2008 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2009 compared to the comparable period in 2008 are shown in the following table:

	Change in	Change in		Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$83,480	(0.39	) %	$3,960	$(4,237)	$(277)
Taxable securities	(5,252)	(0.80)		(192)	(636)	(828)
Nontaxable securities	2,820	(0.13)		114	(97)	17
Federal funds sold	38,275	(1.97)		25	-	25
	$119,323			$3,907	$(4,970)	$(1,063)

Interest expense:
Interest-bearing demand deposits	$37,198	(0.27)		$(253)	$439	$186
Savings deposits	61,448	(0.33)		(862)	1,001	139
Time deposits	63,752	(0.88)		(1,985)	4,289	2,304
Short-term borrowings	(40,023)	(0.70)		741	189	930
FHLB borrowings	(18,458)	(0.17)		715	296	1,011
	$103,917			$(1,644)	$6,214	$4,570
Change in net interest income				$2,263	$1,244	$3,507

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loans fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2009	2008

Yield on average interest-earning assets	5.70%	6.21%
Rate on average interest-bearing liabilities	2.61	3.26
Net interest spread	3.09%	2.95%
Effect of noninterest-bearing funds	0.39	0.50
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.48%	3.45%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2009 and 2008 (continued)

Provision for Loan Losses

The provision for loan losses was $8,274,000 in 2009 compared to $6,785,000 in 2008, an increase of $1,489,000.  The 2008 provision expense included $4,129,000 of additional expense related to the June 2008 floods.  In the 2008 period, provision expense of $2,656,000 was not flood related.  When comparing provision expense between the 2009 and 2008 nine month periods, the 2009 expense increased $5,618,000 over the 2008 non-flood provision expense.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management's determination of the quality of the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the impact of borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks (primarily agricultural, land development, spec real estate construction and commercial loans).

In the first nine months of 2009, problem and watch loans increased $42.3 million while there was an increase of $21.7 million in substandard loans in the same period.  These asset quality changes increased the provision by $4.0 million.  In the first nine months of 2008, problem and watch loans increased $21.0 million and substandard loans increased $3.2 million.  The 2008 asset quality changes increased the provision expense $3.1 million.  In the first nine months of 2009, pass loan balances declined $52.8 million which decreased the provision for loan losses $1.1 million.  In the comparable period in 2008, pass loan balances increased $53.7 million which increased the provision for loan losses $1.1 million.  The 2008 provision expense and asset quality changes were significantly affected by the June 2008 floods.  Approximately $21.8 million of the growth in potential watch, watch and problem loans during the first nine months of 2008 was due to loans to customers affected by flooding, accounting for an increase in the provision of $4.1 million.  The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2009 and 2008, recoveries were $792,000 and $733,000, respectively; and charge-offs were $6,006,000 in 2009 and $3,158,000 in 2008.  The allowance for loan losses totaled $30,720,000 at September 30, 2009 compared to $27,660,000 at December 31, 2008.  The allowance represented 2.03% and 1.85% of loans held for investment at September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, the allowance included $3.3 million in flood-related provisions.  The methodology used in 2009 is consistent with 2008.

Net Gain on Sale of Loans

Loans originated in the first nine months of 2009 totaled $242.0 million compared to $99.3 million in the same period in 2008, an increase of 144%.  In the nine months ended September 30, 2009 and 2008, the net gain on sale of loans was $3,297,000 and $975,000, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The average interest rate for a 30 year fixed rate loan during the first nine months of 2009 was 5.243%.  The average interest rate for the same type of loan was 6.104% for the first nine months of 2008.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  During the nine months ended September 30, 2009, secondary market rates were favorable resulting in a substantial increase in the volume of loans sold.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2009 and 2008 (continued)

Other Income

Other income, other than the net gain on sale of loans discussed above, decreased $496,000 for the nine months ended September 30, 2009 from the prior year.  Trust fees decreased $392,000 as average assets under management were less for the nine months ended September 30, 2009 than for the same period in 2008.  The quarter-end balance of assets under management increased from $854.1 million as of September 30, 2008 to $868.5 million as of September 30, 2009.  Service charges and fees decreased $33,000 in the first nine months of 2009 from their level for the comparable period in 2008.  The principal reason for this decrease was a reduction of $199,000 in service fees on deposit accounts as a result of diminished results from fee income strategies.  Debit card and point of sale (POS) interchange fees are also included in service charges and fees, and that component increased during 2009 by $184,000 due to volume of activity.

Rental revenue on tax credit real estate increased $146,000 for the nine-month period ended September 30, 2009.  This increase was due to the addition of one tax credit real estate property in the third quarter of 2009.

Other noninterest income was $1,814,000 for the nine months ended September 30, 2009, a $217,000 decrease from the same period in 2008.   Included in the 2008 period’s other noninterest income were amounts related to Visa, Inc. (“Visa”).  The Company received $114,000 in proceeds from the redemption of shares as a part of the Visa IPO and was recorded as a gain.  In conjunction with the IPO, Visa created a litigation escrow which is to be used to pay the litigation settlement payments.  As a result, the Company recorded a receivable equal to the $50,000 reserve during 2008.  This receivable was recorded as a contra-liability to the reserve.  Both the liability and receivable are reflected in other liabilities on the Company’s consolidated financial statements.  The economic benefit of the receivable was recorded in other noninterest income in 2008. In addition, rental income decreased $228,000 in the first nine months of 2009 compared to the same period in 2008.  The decrease is due to the expiration of an ATM rental contract which was not renewed.

Other Expenses

Other expenses of $33,829,000 in 2009 increased $4,195,000 from the same period in 2008.  This increase of 14.16% included an increase of $794,000 in salaries and benefits.  Direct salary expense was up $1,074,000, or 9.32%, due to annual pay adjustments and bonuses paid to real estate lenders related to the loan sales production discussed in the net gain on sale of loans section.  Another component of salaries and employee benefits expense is compensation expense related to the officers’ deferred compensation plan which decreased $254,000.  This decrease is primarily the result of the change in the quarterly appraised value of the Company’s common stock.  The appraised value of the Company’s stock was $53.00 as of September 30, 2009 and $55.00 as of December 31, 2008.  Another component of salaries and employee benefits expense is profit sharing plan expense which totaled $1,018,000 for the first nine months of 2009.  This expense increased $55,000, or 5.71%, over the same nine month period in 2008 and includes the Company’s contributions to its Profit Sharing and ESOP plans.  The majority of the increase is due to growth in the underlying salary base for eligible employees.    Medical insurance expense decreased $130,000 for the nine-month period ended September 30, 2009 from the same period in 2008 due to additional plan options offered to employees.

Occupancy expenses increased $400,000 in 2009 due mainly to increases related to operating two additional locations in 2009.  The Company leases an additional location at a cost of $7,000 per month, or $63,000 for the nine months ended September 30, 2009.  Building depreciation has increased $93,000 due mainly to the addition of certain leasehold improvements at the new leased location which are being depreciated over the four-year term of the lease.  The Company also opened a modular temporary office on the site of its fourteenth location.  Rents for the temporary office are $3,000 a month, or $27,000 for the nine months ended September 30, 2009.  Rent expense for the Company’s ATM locations is also included in occupancy expense.  ATM rent expense increased $113,000 in the first nine months of 2009 compared to the same period in 2008.  This increase is related to placement of additional ATMs in the Company’s trade area.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2009 and 2008 (continued)

Outside services expense increased $452,000 for the nine months ended September 30, 2009 compared to the same period in 2008.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Credit card, debit card and merchant card processing expenses increased $101,000 due to an increase in the volume of transactions in 2009 compared to 2008.  Professional fees were $1,314,000 for the nine months ended September 30, 2009, an increase of $35,000 over the same period in 2008.  This increase includes $156,000 in attorney fees and is due to credit-related matters.  Expenses related to courier services decreased $81,000 in 2009 due to the expiration of an ATM rental contract which was not renewed.  Data processing expense increased $64,000 in the nine months ended September 30, 2009 when compared to the same period in 2008.  This increase is due to monthly fees for a new trust processing system.  In addition, expenses related to other real estate owned and other repossessed assets were $233,000 for the first nine months of 2009, an increase of $174,000 from the same period in 2008.  The increased expenses are due to the number of properties in other real estate owned in 2009.

Rental expenses on tax credit real estate were $1,351,000 in 2009, an increase of $350,000 from the nine-month period ended September 30, 2008.  This increase is due mainly to the addition of the tax credit property noted under the other income section.

FDIC insurance assessment expense was $2,276,000 for the nine months ended September 30, 2009.  This is an increase of $1,619,000 when compared to the same period in 2008.  As of June 30, 2009, the FDIC imposed a five basis point special assessment on each bank’s total assets less Tier 1, capital.  The Bank’s special assessment totaled $820,000.  In addition, the FDIC has raised assessment rates for all banks as part of its restoration plan for the deposit insurance fund.  Another component of the increase is an additional 10 basis point assessment related to the Transaction Account Guarantee Program.  This Program increased insurance coverage for non-interest bearing deposit accounts in excess of $250,000.
During the first nine months of 2009, the Company pre-paid $40.0 million of FHLB advances incurring an early payment penalty of $584,000.  There were no penalties incurred during the first nine months of 2008.  The $40.0 million in advances consisted of $20.0 million due in June 2009 and $20.0 million due in October 2009, at rates from 5.66% to 6.22%.  As a result of the early payment of the FHLB borrowings, the Company’s interest expense on FHLB borrowings decreased.  The net impact of the early payment penalty and decreased interest expense is expected to be revenue neutral for 2009.

The net loss on sale of other real estate owned and other repossessed assets increased $812,000 to $866,000 for the nine months ended September 30, 2009.  The 2009 loss resulted from the sale of 26 properties and a write-down in fair market value of $389,000 related to twelve properties previously transferred to other real estate owned.  During the comparable period in 2008, eight properties and other repossessed assets were sold at a loss of $54,000.

Flood-related expenses were $40,000 and $822,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.  In the 2008 period, the Company recognized a loss of $355,000 on the net book value of property and equipment at its two damaged locations.  In addition, the Company recorded $467,000 of expenses including approximately $264,000 for decontaminating, drying and preparing the two flooded offices for remodeling and $70,000 in expenses related to the evacuation of the two damaged locations.  The remaining expense of $65,000 includes various items including meals, sandbagging and other supplies and extra mileage due to road closings and relocation of offices.

Other noninterest expense decreased $50,000 in the first nine months of 2009 to $841,000.  This decrease is mainly due to expenses related to the deferred compensation plan for the Company’s Board of Directors.  This expense decreased $91,000 for the first nine months of 2009 in comparison to the same period in 2008.  This decrease is primarily the result of the change in the appraised value of the Company’s common stock.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2009 and 2008 (continued)

Income Taxes

Federal and state income tax expenses were $3,911,000 and $4,603,000 for the nine months ended September 30, 2009 and 2008, respectively.  Income taxes as a percentage of income before taxes were 25.13% in 2009 and 28.89% in 2008.  The amount of tax credits was $1,078,000 and $530,000 for the nine month period ended September 30, 2009 and 2008, respectively.   The decrease in the effective tax rate is due mainly to the increase in the amount of tax credits for 2009.  The additional $548,000 of tax credits reduced the 2009 effective tax rate by 3.60%.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2009 and 2008 (continued)

Net Income

Net income increased to $4,733,000 for the three months ended September 30, 2009 from $4,689,000 for the same period in 2008, an increase of 0.94%.  Earnings per share, both basic and diluted, increased for the three months ended September 30, 2009 compared to the same period in 2008.  For the three-month period ended September 30, 2009, basic earnings per share was $1.07 and diluted earnings per share was $1.06.  For the three months ended September 30, 2008, basic and diluted earnings per share were $1.05.  Return on average equity was 12.93% for the three months ended September 30, 2009 compared to 13.77%, for the same period in 2008.  Return on average assets was 1.04% in 2009 and 1.09% in 2008.  Return on average assets and return on average equity are calculated based on annualized results for the third quarter.

Net Interest Income

Net interest income increased for the three month period ended September 30, 2009 by $969,000, or $982,000 on a tax-equivalent basis, from the similar period in 2008. The net interest margin in 2009 was 3.58% compared to 3.56% in 2008.  Net interest income changes on a tax-equivalent basis for the three months ended September 30, 2009 and 2008 are as follows:

	Change in	Change in		Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$49,820	(0.26	) %	$840	$(956)	$(116)
Taxable securities	(1,901)	(0.86)		(20)	(237)	(257)
Nontaxable securities	614	(0.02)		9	(4)	5
Federal funds sold	39,936	(2.08)		22	-	22
	$88,469			$851	$(1,197)	$(346)

Interest expense:
Interest-bearing demand deposits	$32,990	(0.15)		$(65)	$80	$15
Savings deposits	88,120	(0.19)		(307)	230	(77)
Time deposits	65,275	(0.63)		(640)	1,021	381
Short-term borrowings	(70,232)	(0.36)		379	19	398
FHLB borrowings	(40,153)	(0.20)		493	118	611
	$76,000			$(140)	$1,468	$1,328
Change in net interest income				$711	$271	$982

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2009	2008

Yield on average interest-earning assets	5.66%	6.07%
Rate on average interest-bearing liabilities	2.46	2.98
Net interest spread	3.20%	3.09%
Effect of noninterest-bearing funds	0.38	0.47
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.58%	3.56%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2009 and 2008 (continued)

Provision for Loan Losses

The provision for loan losses was $2,357,000 for the quarter ended September 30, 2009 compared to $1,026,000 for the comparable quarter in 2008, an increase of $1,331,000.  As discussed in connection with the results of operations for the nine months, the allowance for loan losses was increased due to management’s analysis of the outstanding loans at September 30, 2009.

In the third quarter of 2009, problem and watch loans increased $28.3 million while there was an increase of $5.9 million in substandard loans in the same period.  These asset quality changes increased the provision $0.8 million.  In the third quarter of 2008, problem and watch loans decreased $1.3 million and substandard loans decreased $8.4 million.  The 2008 asset quality changes decreased the provision expense $1.4 million.  In the third quarter of 2009, pass loan balances declined $15.8 million which decreased the provision for loan losses $0.2 million.  In the comparable period in 2008, pass loan balances increased $36.3 million which increased the provision for loan losses $0.9 million.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2009 and 2008, recoveries were $335,000 and $331,000; and charge-offs were $2,102,000 in 2009 and $1,837,000 in 2008.   The allowance for loan losses totaled $30,720,000 at September 30, 2009 compared to $24,070,000 at September 30, 2008.  The allowance represented 2.03% and 1.65% of loans held for investment at September 30, 2009 and 2008, respectively.

Other Income

Total other income was $4,681,000 and $4,072,000 for the three months ended September 30, 2009 and 2008, respectively.  Net gain on sale of loans increased by $386,000 in the quarter ended September 30, 2009 as compared to the same quarter in 2008 due to an increase in the volume of loans sold in 2009.  Service charges and fees increased $68,000 in the three months ended September 30, 2009 from their level for the comparable period in 2008.  The principal reason for this increase was debit card and point of sale (POS) interchange fees which increased $79,000 in the third quarter of 2009 over the third quarter of 2008 due to the volume of activity.  Rental revenue on tax credit real estate increased $131,000 for the three-month period ended September 30, 2009.  This increase was due to the addition of one tax credit real estate property in the third quarter of 2009.

Other noninterest income was $632,000 for the three months ended September 30, 2009, a $59,000 increase from the same period in 2008.   For the third quarter of 2009, volume rebates received from loans sold on the secondary market increased $92,000 over the same period in 2008.  The increase in volume rebates is due to the volume of loans sold throughout 2009.  Rental income decreased $69,000 in the third quarter of 2009 compared to the third quarter of 2008.  The decrease is due to the expiration of an ATM rental contract which was not renewed in late 2008.

Other Expenses

Total expenses for the 2009 third quarter compared to the 2008 third quarter increased $825,000 to $11,126,000.  This increase of 8.01% included an increase of $146,000 in salaries and benefits.  Direct salary expense was up $221,000, or 5.64%, due to annual pay adjustments and bonuses paid to real estate lenders related to the loan sales production discussed in the net gain on sale of loans section.   Medical insurance expense decreased $47,000 for the three-month period ended September 30, 2009 from the same period in 2008.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2009 and 2008 (continued)

Occupancy expenses increased $115,000 in the third quarter of 2009 due mainly to increases related to operating two additional locations in 2009.  The Company leases an additional location at a cost of $6,600 per month.  Building depreciation has increased due to the addition of certain leasehold improvements at the new leased location which are being depreciated over the term of the four-year term of the lease.  The Company also opened a modular temporary office on the site of its fourteenth location.  Rents for the temporary office are $3,250 a month.  Rent expense for the Company’s ATM locations is also included in occupancy expense.  ATM rent expense increased $35,000 in the three months ended September 30, 2009 compared to the same period in 2008.  This increase is related to placement of additional ATMs in the Company’s trade area.

Advertising and business development expenses decreased $110,000 to $410,000 for the quarter ended September 30, 2009.  This decrease is due in part to expenses related to the Company’s credit card incentive program which was $27,000 less in 2009. The remainder of the decrease was due to timing of the Company’s promotion and shareholder expenses.

Outside services expense increased $115,000 for the three months ended September 30, 2009 compared to the same period in 2008.  Credit card, debit card and merchant card processing expenses increased $73,000 due to an increase in the volume of transactions in 2009 compared to 2008.  Professional fees were $423,000 for the three months ended September 30, 2009, a decrease of $87,000 over the same period in 2008.  The decrease is due in part to a recovery of forced insurance premiums paid by the Company on behalf of a customer totaling $66,000.  This decrease was offset by $50,000 more in attorney fees for the three months ended September 30, 2009, and is due to credit-related matters.  Expenses related to courier services decreased $30,000 in the third quarter of 2009 due to the expiration of an ATM rental contract which was not renewed.  In addition, expenses related to other real estate owned and other repossessed assets were $147,000 for the three months ended September 30, 2009, an increase of $111,000 from the same period in 2008.  The increased expenses are due to an increase in the number of properties in other real estate owned in 2009.

Rental expenses on tax credit real estate were $751,000 in the third quarter of 2009, an increase of $343,000 from the third quarter of 2008.  This increase is due mainly to the additional of the tax credit property noted under the other income section.

FDIC insurance assessment expense was $431,000 for the three months ended September 30, 2009.  This is an increase of $122,000 when compared to the same period in 2008.  This increase is due in part to an additional 10 basis point assessment related to Transaction Account Guarantee Program.  This Program increased insurance coverage for non-interest bearing deposit accounts in excess of $250,000.  In addition, the FDIC has raised assessment rates for all banks as part of its restoration plan for the deposit insurance fund.

The net loss on sale of other real estate owned and other repossessed assets increased $202,000 to $234,000 for the three months ended September 30, 2009.  The third quarter 2009 loss resulted from the sale of twelve properties and a write-down in fair market value of $217,000 related to properties previously transferred to other real estate owned.  During the comparable period in 2008, three properties and other repossessed assets were sold at a loss of $32,000.

Flood-related expenses were $24,000 and $157,000 for the three-month periods ended September 30, 2009 and 2008, respectively.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2009 and 2008 (continued)

Income Taxes

Income tax expense for the three months ended September 30, 2009 and 2008 was less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes.  Income tax expense as a percentage of income before taxes decreased to 23.28% in 2009 from 30.50% in 2008.  The amount of tax credits was $598,000 and $177,000 for the three month period ended September 30, 2009 and 2008, respectively.   The decrease in the effective tax rate is due mainly to the increase in the amount of tax credits for 2009.  The additional $421,000 of tax credits reduced the 2009 effective tax rate by 7.07%.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 11.13% of the Company’s total assets at September 30, 2009, compared to 11.25% at December 31, 2008.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2009, the Company had borrowed $225.0 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  In April 2009, four advances of $10 million each were repaid early.  $20 million of these advances were to mature in June 2009 and $20 million were to mature in October 2009.  The Company incurred an early payment penalty of $584,000.  FHLB advances were used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $196.2 million at September 30, 2009.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $149.6 million.  Those two lines of credit require the pledging of investment securities when drawn upon.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2009.

As of September 30, 2009, investment securities with a carrying value of $29,304,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2008, investment securities with a carrying value of $99,937,000 were pledged.

Contractual Obligations

The Company is constructing an additional office location during 2009.  The office under construction will be the Company’s fourteenth office location.  The Company signed a contract for the construction of the office in April 2009 with costs of construction not to exceed $3.0 million.  The Company will not incur any debt during the construction of the new office.  In April 2009, four FHLB advances of $10 million each were repaid early.  $20 million of these advances were to mature in June 2009 and $20 million were to mature in October 2009.  There are no other material changes in the Company’s contractual obligations from those disclosed in its Annual Report in Form 10-K for the year ended December 31, 2008.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the first nine months of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

Since the initial adoption of its restoration plan on October 7, 2008, the FDIC has (1) extended from five to seven years the time within which the reserve ratio must be restored to 1.15, (2) made adjustments to its risk-based assessment system, (3) made adjustments, which became effective on April 1, 2009, to its assessment rates, and (4) established a special assessment of five basis points on assets minus Tier 1 capital as of June 30, 2009 collected on September 30, 2009.  In addition, the FDIC has proposed a prepayment of three years of insurance premiums which would be paid by December 31, 2009.  The prepayment would be intended to cover the Bank’s premiums through 2012.  Based on the current FDIC rates in effect for 2010 and the proposed rates for 2011 and 2012, this prepayment would be approximately $7,500,000.  The FDIC stated it will not impose another special assessment in the fourth quarter of 2009 but did not rule out additional special assessments in future years.  In all other respects, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	1,023	$52.50	182,210	567,790
August 1 to August 31	720	52.50	182,930	567,070
September 1 to September 30	3,748	53.00	186,678	563,322
Total	5,491	$52.84	186,678	563,322

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

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

Item 5.	Other Information

None

Item 6.	Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: November 6, 2009	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: November 6, 2009	By: /s/ James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2009

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2009 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	45 - 46 of 47

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	47 of 47