Form 10-K
period 2009-12-31
HILLS BANCORPORATION
filed 2010-03-10
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.	Commission File Number 0-12668.
HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)

Iowa	42-1208067
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 Main Street, Hills, Iowa 52235
(Address of principal executive offices)

Registrant's telephone number, including area code:  (319) 679-2291
Securities Registered pursuant to Section 12 (b) of the Act:  None
Securities Registered pursuant to Section 12 (g) of the Act:

No par value common stock
Title of Class

Indicate by check mark if the Registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐  No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer   ☐ Accelerated filer  ☑ Non-accelerated filer  ☐ Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☑

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on January 31, 2010 (based upon reports of beneficial ownership that approximately 82% of the shares are so owned by nonaffiliates and upon the last independently appraised fair value of the Registrant’s common stock of $53.00 per share) was $192,104,065.

The number of shares outstanding of the Registrant's common stock as of February 28, 2010 is 4,418,500 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 19, 2010 for the Annual Meeting of the Shareholders of the Registrant to be held April 19, 2010 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

HILLS BANCORPORATION
FORM 10-K

PART I

References in this report to “we,” “us,” “our,” “Bank,” or the “Company” or similar terms refer to Hills Bancorporation and its subsidiaries.

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

The Bank’s business is not seasonal, except that loan origination fees are driven by interest rate movements and are higher in a low rate environment due to customer demand.  As of December 31, 2009, the Company had no employees and the Bank had 345 full-time and 90 part-time employees.

Item 1.	Business (Continued)

 Johnson County and Linn County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 95,400.  Johnson County, Iowa has a population of approximately 127,000. The University of Iowa in Iowa City has approximately 30,300 students and 33,200 full and part-time employees, including 6,700 employees of The University of Iowa Hospitals and Clinics.

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,100 and Mount Vernon, located two miles from Lisbon, has a population of about 4,200.  Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa. Cedar Rapids has a metropolitan population of approximately 158,200, including approximately 31,200 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 209,600.  The largest employer in the Cedar Rapids area is Rockwell Collins, Inc., manufacturer of communications instruments, with about 19,300 employees.

Other large employers in the Johnson and Linn County areas and their approximate number of employees are as follows (Data source is Staff research):

Employer	Type of Business	Employees
Cedar Rapids and Linn-Mar School Districts	Education	3,800
AEGON USA, Inc.	Insurance	3,700
Heartland Express, Inc.	Trucking	3,300
Hy-Vee Food Stores	Grocery Stores	3,100
St. Luke's Hospital	Health Care	3,100
Mercy Medical Center	Health Care	2,700
Wal-Mart Stores, Inc.	Discount Store	1,800
Iowa City Community School District	Education	1,600
Kirkwood Community College	Education	1,500
Veteran's Administration Medical Center	Health Care	1,500
Mercy Iowa City	Health Care	1,400
Pearson Educational Measurement	Information Services - Computers	1,400
City of Cedar Rapids	City Government	1,200
PRC	Telemarketing Services	1,200
ACT, Inc.	Educational Testing Service	1,200
Quaker Oats Company	Cereals and Chemicals	1,100

Washington County

The Bank has offices located in Kalona and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 20 miles south of Iowa City.  Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,400 and Wellman has a population of about 1,500.  The population of Washington County is approximately 21,500.  Both Kalona and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 95,000) and Washington, Iowa (population 7,000).

Item 1.	Business (Continued)

COMPETITION

Competition among financial institutions in attracting and retaining deposits and making loans is intense.  Traditionally, the Company’s most direct competition for deposits has come from commercial banks, savings institutions and credit unions doing business in its areas of operation.  Increasingly, the Company has experienced additional competition for deposits from nonbanking sources, such as securities firms, insurance companies, money market mutual funds and financial services subsidiaries of commercial and manufacturing companies.  Competition for loans comes primarily from other commercial banks, savings institutions, consumer finance companies, credit unions, mortgage banking companies, insurance companies and other institutional lenders.  The Company competes primarily on the basis of products offered, customer service and price.  A number of institutions with which the Company competes enjoy the benefits of fewer regulatory constraints and lower cost structures including favorable income tax treatments.  Some have greater assets and capital than the Company does and, thus, are better able to compete on the basis of price than the Company is.  Technological advances, which may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties, could make it more difficult for the Company to compete in the future.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2009 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)

Hills Bank and Trust Company	6	$997	6	$272	2	$88
Branches of largest competing national bank	7	203	9	652	1	23
Largest competing independent bank	8	482	8	488	2	166
Largest competing credit union	7	658	9	459	1	1
All other bank and credit union offices	29	596	79	2,627	7	204
Total Market in County	57	$2,936	111	$4,498	13	$482

Effective July 1, 2004, all limitations on bank office locations of Iowa law were repealed, effectively allowing statewide branching.  Since that date, banks have been allowed to establish an unlimited number of offices in any location in Iowa subject to regulatory approval.  Since July 1, 2006, nine new offices have been added in Johnson County and eleven in Linn County, while the population base has increased by 9,600, or 2.94%, in the two counties in the last three years.  The number of banking offices in Washington County has increased by two while its population has remained stable.  The total deposits in the three counties increased $1.17 billion or 17.51%, since July 1, 2006.

Item 1.	Business (Continued)

THE ECONOMY

The Bank’s primary trade territory is Johnson, Linn and Washington Counties, Iowa.  The table that follows shows employment information as of December 31, 2009, regarding the labor force and unemployment levels in the three counties in which the Bank has office locations along with comparable data on the United States and the State of Iowa.

	Labor Force	Unemployed	Rate %

United States	153,059,000	15,267,000	10.0%
State of Iowa	1,683,800	110,800	6.6%
Johnson County	79,900	3,500	4.4%
Linn County	121,900	7,800	6.4%
Washington County	12,400	700	5.6%

The unemployment rate for the Bank’s prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  The unemployment rates in 2008 were 7.2% for the United States, 4.6% for the State of Iowa and 3.3%, 4.5% and 4.6% for Johnson, Linn and Washington Counties, respectively.  As noted within the employment table of large employers in Johnson and Linn County, the University of Iowa’s impact on the local economy is very important in maintaining acceptable employment levels.  The FY 2009-2010 budget for the University of Iowa, including the University of Iowa Hospital and Clinics, is $2.8 billion with state appropriations of approximately $259 million, or about 9.1% of the total.  The state appropriations decreased from $394 million, or about 14.7%, from the FY 2008 – 2009 budget.  The University of Iowa Hospitals and Clinics have a FY 2009-2010 budget of $859 million with 8.60% coming from State of Iowa appropriations.  The state appropriations for the University of Iowa Hospitals and Clinics increased from 7.40% in the FY 2008-2009 budget.

It is difficult to predict how the national economic struggles will impact the State of Iowa going forward.  The proposed State of Iowa general fund budget for FY 2011 will be $5.3 billion, which is $64 million lower than the FY 2007 general budget.  The lower budget was achieved by continuing the 10% across the board cuts made in the Fall of 2009 for most of the General Fund budget.  These cuts include a hiring freeze, delayed capital purchases and other measures.  The spending cuts are due to reductions in estimates for state revenues over the next two years.  It is unclear what impact the stress of the State budget will continue to have on the University of Iowa and the University of Iowa Hospitals and Clinics.  Johnson and Linn Counties have been one of the strongest economic areas in Iowa and have had substantial economic growth in the past ten years.  The largest segment of the employed population is employed in manufacturing, management, professional or related occupations.

The economies in the counties continue to be enhanced by local Iowa colleges and the University of Iowa.  In addition to providing quality employment, they enroll students who provide economic benefits to the area.  The following table indicates Fall 2009 enrollment.

College	City	Enrollment
The University of Iowa	Iowa City	30,328
Coe College	Cedar Rapids	1,300
Cornell College	Mount Vernon	1,150
Kirkwood Community College	Cedar Rapids, Iowa City and Washington	17,841
Mount Mercy College	Cedar Rapids	1,666

Item 1.	Business (Continued)

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which historically has been affected by commodity prices and weather.  The average price per acre of farm land continues to be an important factor to consider when reviewing the local economy.  The average price per acre in Iowa in 2009 was $4,371 compared to $4,468 in 2008, a 2.17% decrease.  The range of average land prices in Johnson, Linn and Washington counties is between $4,734 and $5,201 per acre.  The three counties average decrease was 1.52% in 2009.  The Bank’s total agricultural loans comprise about 4.21% of the Bank’s total loans.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 4%.

The risk-based and leverage standards described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  Current Federal Reserve minimum requirements for a well capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%.  As of December 31, 2009, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 9.20%, with total Tier 1 risk-based capital ratio of 11.68% and a total risk-based capital ratio of 12.94%.

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

Deposit Insurance.      The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  These assessments have included a special assessment collected on September 30, 2009 and a prepayment of three years of insurance premiums which was paid by the Bank on December 30, 2009.  The prepayment was intended to cover the Bank’s premiums for 2010, 2011 and 2012.  The FDIC has not ruled out additional special assessments in future years.  In addition, a surcharge is paid to the FDIC for participation in the FDIC’s temporary Transaction Account Guarantee Program, which provides full coverage for the Bank’s noninterest-bearing transaction deposit accounts and which will expire on June 30, 2010.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.  Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the bank.  Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.

The FDIC has adopted a restoration plan under which it has seven years to restore the reserve ratio of the DIF to 1.15% of insured deposits.  Under this plan, the FDIC made adjustments to its risk-based assessment system which became effective on April 1, 2009, to its assessment rates, and established a special assessment of five basis points on assets minus Tier 1 capital as of June 30, 2009 and collected on September 30, 2009.  In addition, the FDIC imposed a prepayment of three years of insurance premiums which was paid by the Company on December 30, 2009.  The Company’s prepaid FDIC insurance was $6.9 million at December 31, 2009.  The prepayment was intended to cover the Bank’s premiums for 2010, 2011 and 2012.  The FDIC has not ruled out additional special assessments in future years.

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

Item 1.	Business (Continued)

Capital Requirements.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2009, the Tier 1 risk-based leverage ratio of the Bank was 9.14% and exceeded the ratio required by the Superintendent.

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

Supervisory Assessments.  All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the Superintendent’s examination and supervision operations.  Effective July 1, 2002, the Superintendent changed the method of computation of the supervisory assessment from billing for each state examination completed based on an hourly rate, to billing on an annual basis based on the assets of the bank, the expected hours needed to conduct examinations of that size bank and an additional amount if more work is required.  For fiscal 2009, the Bank’s Iowa supervisory assessment total was $124,996.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $38,851,000 of the Bank’s total retained earnings of $166,890,000 as of December 31, 2009 are available for the payment of dividends to the Bank.

Item 1.	Business (Continued)

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

Branching Authority.  Historically, Iowa’s intrastate branching statutes have been rather restrictive when compared with those of other states.  Effective July 1, 2004, all limitations on bank office locations were repealed, which effectively allowed statewide branching.  Since that date, banks have been allowed to establish an unlimited number of offices in any location in Iowa subject only to regulatory approval.

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

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31
	2009	2008	2007
	(Amounts In Thousands)
ASSETS
Cash and cash equivalents	$36,138	$21,308	$22,145
Taxable securities	110,883	114,717	114,271
Nontaxable securities	99,142	96,771	88,727
Federal funds sold	19,440	863	6,527
Loans, net	1,479,823	1,406,447	1,305,485
Property and equipment, net	24,258	22,208	21,700
Other assets	48,681	37,370	31,036
	$1,818,365	$1,699,684	$1,589,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$170,627	$155,017	$137,271
Interest-bearing demand deposits	219,545	182,554	157,483
Savings deposits	321,208	255,026	261,914
Time deposits	643,413	588,691	575,738
Short-term borrowings	40,810	84,119	51,880
FHLB borrowings	237,556	261,399	248,804
Other liabilities	16,605	14,198	11,591
Redeemable common stock held by
Employee Stock Ownership Plan	23,357	23,010	21,573
Stockholders' equity	145,244	135,670	123,637
	$1,818,365	$1,699,684	$1,589,891

Item 1.	Business (Continued)

INTEREST INCOME AND EXPENSE
	Years Ended December 31
	2009	2008	2007
	(Amounts In Thousands)

Income:
Loans (1)	$89,184	$89,525	$88,937
Taxable securities	3,786	4,734	4,706
Nontaxable securities (1)	5,187	5,204	4,852
Federal funds sold	55	18	325
Total interest income	98,212	99,481	98,820

Expense:
Interest-bearing demand deposits	1,390	1,571	2,246
Savings deposits	3,137	3,397	6,034
Time deposits	20,742	23,897	26,997
Short-term borrowings	631	1,818	2,151
FHLB borrowings	11,241	12,860	12,524
Total interest expense	37,141	43,543	49,952

Net interest income	$61,071	$55,938	$48,868

(1)  Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Item 1.	Business (Continued)

INTEREST RATES AND INTEREST DIFFERENTIAL

	Years Ended December 31
	2009	2008	2007

Average yields:
Loans (1)	6.01%	6.35%	6.80%
Loans (tax equivalent basis) (1)	6.03	6.37	6.81
Taxable securities	3.41	4.13	4.12
Nontaxable securities	3.40	3.50	3.55
Nontaxable securities (tax equivalent basis)	5.23	5.38	5.47
Federal funds sold	0.16	2.05	4.98
Average rates paid:
Interest-bearing demand deposits	0.63	0.86	1.43
Savings deposits	0.98	1.33	2.30
Time deposits	3.22	4.06	4.69
Short-term borrowings	1.48	2.09	4.15
FHLB borrowings	4.73	4.92	5.03
Yield on average interest-earning assets	5.69	6.15	6.52
Rate on average interest-bearing liabilities	2.52	3.15	3.85
Net interest spread (2)	3.17	3.00	2.68
Net interest margin (3)	3.55	3.47	3.24

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.  The net interest spread increased 17 basis points in 2009 and increased 32 basis points in 2008.

(3)
Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin increased 8 basis points in 2009 and increased 23 basis points in 2008.    The net interest margin increased in 2009 due to the continued low rate environment.  The Company was able to reprice interest-bearing liabilities downward more quickly that the average yields on earnings assets.

Item 1.	Business (Continued)

CHANGES IN INTEREST INCOME AND EXPENSE

	Changes Due	Changes Due	Total
	To Volume	To Rates	Changes
	(Amounts In Thousands)

Year ended December 31, 2009:
Change in interest income:
Loans	$4,657	$(4,998)	$(341)
Taxable securities	(191)	(757)	(948)
Nontaxable securities	127	(144)	(17)
Federal funds sold	37	-	37
	$4,630	$(5,899)	$(1,269)
Change in interest expense:
Interest-bearing demand deposits	(321)	502	181
Savings deposits	(1,142)	1,402	260
Time deposits	(2,222)	5,377	3,155
Short-term borrowings	912	275	1,187
FHLB borrowings	1,206	413	1,619
	(1,567)	7,969	6,402
Change in net interest income	$3,063	$2,070	$5,133

Year ended December 31, 2008:
Change in interest income:
Loans	$7,617	$(7,028)	$589
Taxable securities	24	4	28
Nontaxable securities	439	(88)	351
Federal funds sold	(307)	-	(307)
	$7,773	$(7,112)	$661
Change in interest expense:
Interest-bearing demand deposits	(358)	1,032	674
Savings deposits	382	2,256	2,638
Time deposits	(607)	3,707	3,100
Short-term borrowings	(1,673)	2,006	333
FHLB borrowings	(671)	335	(336)
	(2,927)	9,336	6,409
Change in net interest income	$4,846	$2,224	$7,070

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

	December 31,
	2009	2008	2007	2006	2005
	(Amounts In Thousands)

Agricultural	$64,598	$64,198	$60,004	$49,223	$43,730
Commercial and financial	153,997	162,170	132,070	111,441	86,005
Real estate:
Construction, 1 to 4 family residential	25,821	29,343	33,209	26,266	19,195
Construction, land development and commercial	95,955	111,006	89,935	87,933	64,261
Mortgage, farmland	87,300	83,499	66,554	53,822	42,554
Mortgage, 1 to 4 family first liens	470,328	444,474	423,177	420,642	380,577
Mortgage, 1 to 4 family junior liens	114,742	117,086	115,604	111,077	88,952
Mortgage, multi-family	190,180	180,525	167,718	166,540	163,070
Mortgage, commercial	295,070	270,158	247,749	231,408	230,695
Loans to individuals	25,405	26,823	29,069	32,167	32,631
Obligations of state and political subdivisions	9,745	8,218	7,220	6,558	5,406
	$1,533,141	$1,497,500	$1,372,309	$1,297,077	$1,157,076
Less allowance for loan losses	29,160	27,660	19,710	17,850	15,360
	$1,503,981	$1,469,840	$1,352,599	$1,279,227	$1,141,716

There were no foreign loans outstanding for any of the years presented.

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 2009:

	Amount Of Loans	One Year Or Less (1)	One To Five Years	Over Five Years
	(Amounts In Thousands)

Commercial	$214,704	$106,560	$100,998	$7,146
Real Estate	1,282,958	273,646	898,702	110,610
Other	35,479	7,149	18,916	9,414
Totals	$1,533,141	$387,355	$1,018,616	$127,170

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$759,199	$140,825	$542,141	$76,233
Variable rate	773,942	246,530	476,475	50,937
	$1,533,141	$387,355	$1,018,616	$127,170

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans are re-evaluated prior to their maturity and are likely to be extended.

Item 1.	Business (Continued)

NONACCRUAL, PAST DUE, RESTRUCTURED AND NON-PERFORMING LOANS

The following table summarizes the Company's non-accrual, past due, restructured and non-performing loans as of December 31 for each of the years presented:

	2009	2008	2007	2006	2005
	(Amounts In Thousands)

Nonaccrual loans	$5,360	$2,535	$4,948	$879	$175
Accruing loans past due 90 days or more	7,009	5,049	6,019	4,983	1,910
Restructured loans	15,135	4,478	-	-	-
Non-performing (includes non-accrual loans and restructured loans)	75,265	52,186	39,583	14,681	16,602
Loans held for investment	1,533,141	1,497,500	1,372,309	1,297,077	1,157,076
Ratio of allowance for loan losses to loans held for investment	1.90%	1.85%	1.44%	1.38%	1.33%
Ratio of allowance for loan losses to non-performing loans	38.74	53.00	49.79	121.59	92.52

Item 1.	Business (Continued)

	December 31, 2009			December 31, 2008
	Non-accrual loans	Accruing loans past due 90 days	Restructured loans	Non-accrual loans	Accruing loans past due 90 days	Restructured loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	$-	$8	$-	$-	$-	$-
Commercial and financial	958	280	3,134	661	429	199
Real estate:
Construction, 1 to 4 family residential	-	260	-	1,325	208	1,010
Construction, land development and commercial	2,645	1,202	2,442	-	515	3,269
Mortgage, farmland	-	172	-	-	-	-
Mortgage, 1 to 4 family first liens	1,534	3,528	1,672	549	2,741	-
Mortgage, 1 to 4 family junior liens	-	140	613	-	363	-
Mortgage, multi-family	-	906	4,867	-	90	-
Mortgage, commercial	223	469	2,407	-	605	-
Loans to individuals	-	44	-	-	98	-
	$5,360	$7,009	$15,135	$2,535	$5,049	$4,478

	December 31, 2007			December 31, 2006
	Non-accrual loans	Accruing loans past due 90 days	Restructured loans	Non-accrual loans	Accruing loans past due 90 days	Restructured loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	$109	$34	$-	$445	$25	$-
Commercial and financial	491	795	-	212	307	-
Real estate:
Construction, 1 to 4 family residential	369	-	-	-	506	-
Construction, land development and commercial	302	750	-	-	695	-
Mortgage, farmland	-	-	-	44	43	-
Mortgage, 1 to 4 family first liens	-	3,897	-	-	1,783	-
Mortgage, 1 to 4 family junior liens	18	211	-	-	47	-
Mortgage, multi-family	-	-	-	-	-	-
Mortgage, commercial	3,659	222	-	178	1,157	-
Loans to individuals	-	110	-	-	420	-
	$4,948	$6,019	$-	$879	$4,983	$-

	December 31, 2005
	Non-accrual loans	Accruing loans past due 90 days	Restructured loans
	(Amounts In Thousands)

Agriculture	$-	$162	$-
Commercial and financial	-	166	-
Real estate:
Construction, 1 to 4 family residential	175	-	-
Construction, land development and commercial	-	-	-
Mortgage, farmland	-	40	-
Mortgage, 1 to 4 family first liens	-	921	-
Mortgage, 1 to 4 family junior liens	-	162	-
Mortgage, multi-family	-	136	-
Mortgage, commercial	-	-	-
Loans to individuals	-	323	-
	$175	$1,910	$-

Item 1.	Business (Continued)

Non-performing loans increased by $23.1 million from December 31, 2008 to December 31, 2009.  Non-performing loans include any loan that has been placed on nonaccrual status and restructured loans.  Non-performing loans also include loans that based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  These loans are also considered impaired loans.  The increase in non-performing loans is due to the deterioration of credit quality related to multiple borrowers including five unrelated land development borrowers with aggregate loan balances of $9.4 million, one agricultural production operation with an aggregate loan balance of $4.6 million, four unrelated borrowers with multi-family real estate loans with aggregate balances of $3.7 million and three unrelated borrowers with commercial real estate loans with aggregate balances of $3.1 million.  The remainder of the increase in non-performing loans is related to unrelated borrower relationships of less than $1.0 million and the continued deterioration in economic conditions.  Non-performing loans at December 31, 2009 includes $15.4 million of loans related to the June 2008 floods in the Bank’s trade area.  Most of the non-performing loans are secured by real estate and are believed to be adequately collateralized.

Loans 90 days past due that are still accruing interest increased $2.0 million from December 31, 2008 to December 31, 2009. The average balance of the past due loans also increased during 2009 as compared to 2008.  The average past due loan balance was $95,000 as of December 31, 2009 compared to $90,000 as of December 31, 2008.  The loans 90 days past due and still accruing are believed to be adequately collateralized.   Loans are placed on non-accrual status when management believes the collection of future principal and interest is not reasonably assured.

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk.  Loans for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due, charged-off and recovered loans, volume growth, trends in problem and watch loans, current economic factors, and other relevant factors.

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

The increase in non-accrual loans from December 31, 2008 to December 31, 2009 relates to two borrower relationships that had an aggregate balance of approximately $2.5 million as of December 31, 2009.  Non-accrual loans represent 0.35% of total loans as of December 31, 2009 compared to 0.17% of total loans as of December 31, 2008.  The non-accrual loans are considered to be impaired loans for purposes of reviewing the adequacy of the loan loss reserve.  Interest income was reduced by $391,000, $163,000 and $279,000 for the years ended December 31, 2009, 2008 and 2007, respectively, by the classification of the loans as non-accrual.

Accruing loans past due 90 days or more increased $1.96 million from December 31, 2008 to $7.0 million as of December 31, 2009.  Real estate loans make up approximately $6.7 million, or 95%, of this total.  As of December 31, 2009 and 2008, loans 90 days past due and accruing were 0.46% and 0.34% of total loans, respectively.

The Company has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans.  The Company has no interest-bearing assets, other than loans, that meet the non-accrual, past due, restructured or potential problem loan criteria.

Item 1.	Business (Continued)

The Bank restructured loans totaling $11.5 million during 2009.  One customer relationship consisted of seven loans totaling $2.8 million.  The loans currently require interest-only payments at market rates.  The Bank loaned an additional $286,000 to the borrower during 2009 after the completion of the restructuring of the loans.  In addition, the Bank has committed to lend an additional $10,000 to the customer.  Another customer relationship consisted of eleven loans totaling $8.2 million was restructured during 2009.  Since the date of restructure, the Bank would have recorded $139,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $132,000 of interest income and a loss of interest income of $7,000 due to the restructure of this customer relationship.  The Bank does not have any commitments to lend this customer additional funds.  There were four additional relationships restructured during 2009 totaling $603,000.  Since the date of restructure, the Bank would have recorded $24,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $23,000 of interest income and a loss of interest income of $1,000 due to the restructure of their customer relationships.  The Bank does not have any commitments to lend these customers additional funds.

The Bank restructured loans totaling $4.5 million during 2008.  These loans related to two customers.  The first 2008 customer relationship consisted of six loans totaling $1.2 million and is flood related.  The Bank would have recorded $63,000 in interest income during the year ended December 31, 2009 related to these loans if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $25,000 of interest for the year ended December 31, 2009, and a loss of interest income of $40,000 due to the restructure of the first borrowing relationship.  After the completion of the restructuring of the loans, the Bank loaned an additional $1,190,000 to the borrower as of December 31, 2009.  In addition, the borrowings are advances on lines of credit with an additional commitment to lend the customer $629,000.  The second 2008 restructured customer relationship consisted of four loans that totaled $3.3 million at the time of the 2008 restructure.  As of December 31, 2009, these loans totaled $2.4 million.  The Bank would have recorded $131,000 in interest income during the twelve months of 2009 related to these loans if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $104,000 of interest for the year ended December 31, 2009, and a loss of interest income of $27,000 due to the restructure of the second borrower relationship.  One of the restructured loans related to the second borrower is a line of credit for $1.4 million.  Currently, the borrower could obtain an additional $732,000 on the line of credit.  After the completion of the restructuring of the loans, the Bank loaned an additional $2.0 million to the borrower as of December 31, 2009.  In addition, the Bank has committed to lend an additional $3,408,000 to the customer through various lines of credit.

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

Item 1.	Business (Continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank's loan loss experience for each of the last five years:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts In Thousands)

Balance, beginning	$27,660	$19,710	$17,850	$15,360	$13,790
Charge-offs:
Agricultural	82	99	343	40	-
Commercial and financial	5,161	1,359	1,422	677	802
Real estate:
Construction, 1 to 4 family residential	124	47	45	8	20
Construction, land development and commercial	312	15	-	13	30
Mortgage, farmland	22	-	58	-	-
Mortgage, 1 to 4 family first liens	1,438	1,205	141	128	74
Mortgage, 1 to 4 family junior liens	1,626	964	321	308	128
Mortgage, multi-family	398	92	-	72	65
Mortgage, commercial	1,774	104	57	-	75
Loans to individuals	515	604	531	627	981
	11,452	4,489	2,918	1,873	2,175
Recoveries:
Agricultural	20	61	44	44	47
Commercial and financial	415	340	479	643	441
Real estate:
Construction, 1 to 4 family residential	49	-	2	2	-
Construction, land development and commercial	-	-	-	-	-
Mortgage, farmland	1	4	18	6	1
Mortgage, 1 to 4 family first liens	49	25	89	144	-
Mortgage, 1 to 4 family junior liens	187	79	130	44	1
Mortgage, multi-family	-	95	2	-	7
Mortgage, commercial	7	33	58	27	6
Loans to individuals	277	295	427	442	1,141
	1,005	932	1,249	1,352	1,644
Net charge-offs	10,447	3,557	1,669	521	531
Provision charged to expense (1)	11,947	11,507	3,529	3,011	2,101
Balance, ending	$29,160	$27,660	$19,710	$17,850	$15,360

Ratio of net charge-offs (recoveries)during year to average loans outstanding	0.71%	0.25%	0.13%	0.04%	0.05%

(1)
For financial reporting purposes, management reviews the loan portfolio and determines the allowance for loan losses, which represents management’s judgment of the probable losses inherent in the Company’s loan portfolio.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The adequacy of the allowance is reviewed quarterly and considers the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio and the trends in problem and watch loans are significant elements in the determination of the provision for loan losses.

Item 1.	Business (Continued)

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk.  Loans for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The percentage begins with historical loss experience factors, which are then adjusted for current economic factors.

The following table presents the allowance for loan losses by type of loans and the percentage in each category to total loans as of December 31, 2009, 2008, 2007, 2006 and 2005:

	2009			2008
			% of Loans			% of Loans
	Amount	% of Total Allowance	to Total Loans	Amount	% of Total Allowance	to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,967	10.17%	4.21%	$2,258	8.17%	4.29%
Commercial and financial	7,090	24.31	10.04	5,357	19.37	10.83
Real estate:
Construction, 1 to 4 family residential	836	2.87	1.68	626	2.26	1.96
Construction, land development and commercial	3,975	13.63	6.26	3,986	14.41	7.41
Mortgage, farmland	1,417	4.86	5.69	1,210	4.37	5.58
Mortgage, 1 to 4 family first liens	6,091	20.89	30.68	6,035	21.82	29.68
Mortgage, 1 to 4 family junior liens	1,393	4.78	7.49	1,346	4.87	7.82
Mortgage, multi-family	1,723	5.91	12.40	1,569	5.67	12.06
Mortgage, commercial	3,019	10.36	19.25	4,642	16.78	18.04
Loans to individuals	639	2.19	1.66	611	2.21	1.78
Obligations of state and political subdivisions	10	0.03	0.64	20	0.07	0.55
	$29,160	100.00%	100.00%	$27,660	100.00%	100.00%

	2007			2006
Agricultural	$1,614	8.19%	4.37%	$1,509	8.45%	3.79%
Commercial and financial	4,382	22.23	9.62	3,700	20.73	8.59
Real estate:
Construction, 1 to 4 family residential	650	3.30	2.42	475	2.66	2.03
Construction, land development and commercial	1,918	9.73	6.55	1,589	8.90	6.78
Mortgage, farmland	428	2.17	4.85	332	1.86	4.15
Mortgage, 1 to 4 family first liens	4,616	23.42	30.84	4,566	25.58	32.43
Mortgage, 1 to 4 family junior liens	1,262	6.40	8.42	1,206	6.75	8.56
Mortgage, multi-family	1,466	7.44	12.23	1,433	8.03	12.84
Mortgage, commercial	2,563	13.00	18.05	2,245	12.58	17.84
Loans to individuals	803	4.08	2.12	788	4.42	2.48
Obligations of state and political subdivisions	8	0.04	0.53	7	0.04	0.51
	$19,710	100.00%	100.00%	$17,850	100.00%	100.00%

	2005
Agricultural	$1,528	9.95%	3.78%
Commercial and financial	2,701	17.59	7.43
Real estate:
Construction, 1 to 4 family residential	345	2.25	1.66
Construction, land development and commercial	1,031	6.71	5.55
Mortgage, farmland	264	1.72	3.68
Mortgage, 1 to 4 family first liens	4,097	26.67	32.89
Mortgage, 1 to 4 family junior liens	958	6.23	7.69
Mortgage, multi-family	1,501	9.77	14.09
Mortgage, commercial	2,179	14.19	19.94
Loans to individuals	750	4.89	2.82
Obligations of state and political subdivisions	6	0.03	0.47
	$15,360	100.00%	100.00%

Item 1.	Business (Continued)

The allowance for loan losses increased $1,500,000 in 2009.  For 2009, there was a decrease of $840,000 due to the volume decreases in pass rated loans outstanding of $25.7 million in 2009.  There was an offsetting $2,340,000 increase in the amount allocated to the allowance due to deterioration in credit quality.

Watch loan balances were $149.0 million at December 31, 2009 and $108.0 million at December 31, 2008.  The increase in the allowance included an allocation of $1,895,000 related to watch loans.  The $41.0 million growth in watch loans is related to management’s evaluation of its loan portfolio and recognition of uncertain economic conditions.  The total increase of $41.0 million is comprised of approximately $6.7 million in commercial real estate mortgages, $5.3 million in agricultural real estate loans, $8.1 million in 1-to-4 family residential mortgages, $18.4 million in commercial loans, $1.7 million in agricultural operating loans, and $1.6 million in multi-family residential mortgages.  The increase is offset by a decrease in the watch classification of $1.0 million for construction loans

Substandard loan balances were $89.4 million at December 31, 2009 and $69.4 million at December 31, 2008.  The increase in the allowance related to substandard loans of $439,000 at December 31, 2009 was offset by a reduction of $1.6 million relating to flood loans that were upgraded in 2009 from the substandard rating and a commercial real estate charge-off that resulted in a decrease of $1.8 million in the allowance.    The increase of $20.0 million in substandard loans at December 31, 2009 includes $4.3 million in 1-to-4 family residential mortgages, $4.5 million in agricultural operating loans, $3.9 million in construction loans, $5.7 million in commercial loans, and $1.3 million in multi-family residential mortgages, and $0.1 million in consumer loans.  Those increases were offset by a decrease in agricultural real estate mortgages of $1.1 million and $0.4 million in commercial real estate.

The subprime mortgage banking environment has experienced considerable strain from rising delinquencies and liquidity pressures and many subprime mortgage lenders have failed.  The increased scrutiny of the subprime lending market and heightened perceptions of the risks associated with bank loan portfolios are factors that have had a negative impact on general market conditions.  The Company’s underwriting standards have been structured to limit exposure to the types of loans that are currently experiencing high foreclosures and loss rates.  Management believes that the Company’s mortgage loan portfolio has minimal exposure to loans generally considered to be subprime loans.

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

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2009, 2008 and 2007 and the maturities and weighted average yields of the investment securities as of December 31, 2009:

	December 31,
	2009	2008	2007
	(Amounts In Thousands)
Carrying value:
Other securities (FHLB, FHLMC and FNMA)	$99,090	$99,849	$104,965
Stock of the Federal Home Loan Bank	12,453	14,247	14,169
Obligations of state and political subdivisions	102,555	100,463	94,634
	$214,098	$214,559	$213,768

	December 31, 2009
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)

Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$24,485	3.46%
From 1 to 5 years	74,605	3.52
	$99,090

Stock of the Federal Home Loan Bank	$12,453	1.36%

Obligations of state and political subdivisions, maturities:
Within 1 year	$10,087	4.66%
From 1 to 5 years	45,319	4.97
From 5 to 10 years	46,394	5.36
Over 10 years	755	6.12
	$102,555
Total	$214,098

Item 1.	Business (Continued)

INVESTMENT SECURITIES

As of December 31, 2009, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U. S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other investments except as detailed in the table above.

The weighted average yield is based on the amortized cost of the investment securities.  The yields are computed on a tax-equivalent basis using a federal tax rate of 35%.

DEPOSITS

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2009, 2008 and 2007 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2009, 2008 and 2007:

	December 31,
	2009	Rate	2008	Rate	2007	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$170,627	-	$155,017	-	$137,271	-
Average interest-bearing demand deposits	219,545	0.63%	182,554	0.86%	157,483	1.43%
Average savings deposits	321,208	0.98	255,026	1.33	261,914	2.30
Average time deposits	643,413	3.22	588,691	4.06	575,738	4.69
	$1,354,793		$1,181,288		$1,132,406

Time certificates issued in amounts of $100,000 or more with maturity in:	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts In Thousands)
3 months or less	$26,900	2.61%	$19,976	3.59%	$33,857	4.89%
3 through 6 months	31,870	3.50	21,483	3.15	36,111	4.96
6 through 12 months	43,597	2.24	57,300	3.40	38,525	4.81
Over 12 months	72,542	3.01	63,151	4.12	22,666	4.61
	$174,909		$161,910		$131,159

Brokered deposits totaled $13.0 and $10.4 million as of December 31, 2009 and 2008, respectively, with an average rate of 2.04% and 3.28%, respectively.  At December 31, 2009, brokered deposits of $2.0 million are included in savings deposits and $11.0 million are included in time deposits.  At December 31, 2008, brokered deposits of $10.4 million were included in time deposits.  At December 31, 2009, there were $5.0 million of brokered time deposits in increments greater than $100,000.  There were no brokered deposits greater than $100,000 at December 31, 2008.

There were no deposits in foreign banking offices.

Item 1.	Business (Continued)

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Return on average assets	0.88%	0.83%	1.02%
Return on average stockholders' equity	11.01	10.42	13.06
Dividend payout ratio	25.28	28.90	23.99
Average stockholders' equity to average assets ratio	7.99	7.98	7.78

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2009, 2008 and 2007:

	2009	2008	2007
	(Amounts In Thousands)

Outstanding balance as of December 31	$68,534	$99,937	$87,076
Weighted average interest rate at year end	0.76%	1.20%	3.90%
Maximum month-end balance	83,920	110,492	87,076
Average month-end balance	40,810	84,119	51,880
Weighted average interest rate for the year	1.48%	2.09%	4.15%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2009, 2008 and 2007:

	2009	2008	2007
	(Amounts In Thousands)

Outstanding balance as of December 31	$225,000	$265,000	$265,348
Weighted average interest rate at year end	4.59%	4.79%	4.93%
Maximum month-end balance	265,000	265,348	265,348
Average month-end balance	237,556	261,399	248,804
Weighted average interest rate for the year	4.73%	4.92%	5.03%

Item 1A.	Risk Factors

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

Recent adverse changes in the U.S. economy have led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, decreased market valuations and liquidity, increased market volatility and a widespread reduction of business activity generally.  Unemployment has increased significantly.  The ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. The resulting economic pressure and lack of confidence in the financial markets may adversely affect our business, our financial condition and our results of operations, as well as the business of our customers.  Foreign or domestic terrorism or geopolitical events could shock commodity and financial markets and prolong or worsen the current recession.  A worsening of economic conditions would likely exacerbate the adverse effects of these difficult conditions.

As a result of these conditions, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders.  The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

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

We are exposed to the risk that third parties that owe us money or other assets will not perform their obligations.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.  Our rights against third parties may not be enforceable in all circumstances.  In addition, deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to use those securities or obligations for liquidity purposes.  We rely on representations of potential borrowers and/or guarantors as to the accuracy and completeness of certain financial information.  Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements or other information that is materially misleading.

Item 1A.	Risk Factors (Continued)

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

Item 1A.	Risk Factors (Continued)

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

Under regulatory capital adequacy guidelines, we must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.  Failure to meet minimum capital requirements could have a material effect on our financial condition and could subject us to a variety of enforcement actions, as well as certain restrictions on our business.  Failure to maintain the status of “well capitalized” under the regulatory framework could adversely affect the confidence that our customers have in us, which can lead to a decline in the demand for or a reduction in the prices that we are able to charge for our products and services.  We may at some point need to raise additional capital to maintain our “well capitalized” status.  Any capital we obtain may result in the dilution of the interests of existing holders of our common stock.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with its loan portfolio, including the size and composition of the loan portfolio, current economic conditions and concentrations within the portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material negative effect on our financial condition and results of operations.

Item 1A.	Risk Factors (Continued)

Our reported financial results depend in part on management's selection of accounting methods and certain assumptions and estimates.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with accounting principles generally accepted in the United States of America (GAAP) and reflect management's judgment of the most appropriate manner to report our financial condition and results of operations.  In some cases, management must select the accounting method to apply from two or more acceptable methods, any of which might be reasonable under the circumstances yet might result in our reporting materially different results than would have been reported under a different method.

Changes in accounting standards could materially impact our consolidated financial statements.

From time to time, the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC) change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively; resulting in restatement of prior period consolidated financial statements.

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

Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable.  Most often, this collateral is accounts receivable, inventory, machinery or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending is a large portion of our loan portfolio and includes home equity, commercial, construction and residential loans.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could negatively impact the future cash flow and market values of the affected properties.

Item 1A.	Risk Factors (Continued)

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

There has been a slowdown in the national housing market as evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market.  In recent years, some lenders made many adjustable-rate mortgage loans, lowered their credit standards with respect to mortgage loans and home equity loans, and created collateralized debt obligations which included such mortgage loans.  The slowdown in the national housing market created uncertainty and liquidity issues relating to the value of such mortgage loans, which causes disruption in credit markets.  The extent to which local real estate mortgage loans have been adversely affected has varied.  Although management believes that the Bank has maintained appropriate lending standards and that these trends have yet to materially affect our local economy or our business and profitability, no assurance can be given that these conditions will not directly or indirectly affect our operations.  If these conditions continue or worsen, they may result in a decrease in interest income or an adverse impact on our loan losses.

Item 1A.	Risk Factors (Continued)

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

We are subject to risks arising from increases in FDIC insurance premiums and the scheduled expiration of the FDIC’s Transaction Account Guarantee Program.

The FDIC has adopted a restoration plan under which it has seven years to restore the reserve ratio of the Deposit Insurance Fund to 1.15% of insured deposits.  Under this plan, the FDIC made adjustments to its risk-based assessment system, which became effective on April 1, 2009, to its assessment rates, and established a special assessment of five basis points on assets minus Tier 1 capital as of June 30, 2009 and collected on September 30, 2009.  In addition, the FDIC imposed a prepayment of three years of insurance premiums which was paid by the Bank on December 30, 2009.  The Bank’s prepaid FDIC insurance was $6.9 million at December 31, 2009.  The prepayment was intended to cover the Bank’s premiums for 2010, 2011 and 2012.  The FDIC has not ruled out additional special assessments in future years.

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (“TAGP”), which provides full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the TAGP.  A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts.  The Bank elected to participate in the TAGP.  This unlimited insurance coverage is temporary and was originally scheduled to expire on December 31, 2009.  On August 26, 2009, the FDIC extended the TAGP through June 30, 2010.  The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue participation in the TAGP.  The Bank elected to continue to participate in the TAGP through June 30, 2010.  The expiration of the TAGP on June 30, 2010 could have an adverse impact on the levels of customer deposits that are sensitive to full FDIC insurance coverage.

Item 1A.	Risk Factors (Continued)

Conditions in the financial markets may limit our access to funding to meet our liquidity needs.

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers.  An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity.  Our access to funding sources in the amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  These sources include brokered certificates of deposit, repurchase agreements, federal funds purchased, lines of credit and Federal Home Loan Bank advances.  Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity.  Our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be negatively affected.

Negative public opinion could damage our reputation and adversely impact our business and revenues.

Financial institutions’ earnings and capital are subject to risks associated with negative public opinion.  Negative public opinion could result from actual, alleged or perceived conduct in any number of activities, including lending practices, the failure of any product or service to meet customers’ expectations or applicable regulatory requirements, corporate governance, acquisitions, as a defendant in litigation, or from actions taken by government regulators or community organizations.  Negative public opinion could adversely affect our ability to attract and/or retain customers and can expose us to litigation or regulatory action.  Negative public opinion could also affect our access to certain sources of wholesale borrowings, thereby increasing the cost or reducing, or eliminating, the availability of these sources of funding.  We are highly dependent on our customer relationships.  Any negative perception of us which impacted our customer relationships could materially affect our business prospects by reducing our deposit base.

The effect of future discontinuation of purchases of agency-guaranteed mortgage-backed securities by the Federal Reserve is uncertain.

Since November 2008 the Federal Reserve has been purchasing agency-guaranteed mortgage-backed securities and taking other steps to lower the cost and improve the availability of credit and support the housing market.  By the end of the first quarter of 2010, the Federal Reserve has indicated that it will have purchased $1.25 trillion of agency-guaranteed mortgage-backed securities.  The timing and extent of additional purchases of agency-guaranteed mortgage-backed securities by the Federal Reserve is uncertain.  Discontinuation of such purchases may result in higher mortgage interest rates and in reduced activity in the secondary market for mortgages, which could limit opportunities for the sale of loans.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company's office and the main office of the Bank are located at 131 Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001.  With the completion of the 2001 addition, the entire Bank’s processing and administrative systems, including trust, were consolidated in Hills, Iowa.  On January 11, 2010, the Company placed into service the permanent Cedar Rapids location at 3905 Blairs Ferry Road NE for a total cost of $4.0 million.  This full service office consists of approximately 7,000 square foot of retail space on the upper level and an additional 6,000 square foot in the lower level, which will be used for community events.

The following table sets forth certain information concerning the other branches of the Bank as of December 31, 2009:

Location of Branch		Approximate Square Feet	Status

3905 Blairs Ferry Road NE	Cedar Rapids, Iowa	1,700	Leased
modular temporary bank office

240 3rd Avenue SE	Cedar Rapids, Iowa	7,000	Leased

3610 Williams Boulevard SW	Cedar Rapids, Iowa	8,200	Owned

1009 2nd Street	Coralville, Iowa	23,000	Owned

2771 Oakdale Boulevard	Coralville, Iowa	6,600	Leased
Trust and Wealth Management

201 South Clinton Street	Iowa City, Iowa	5,800	Leased

1401 South Gilbert Street	Iowa City, Iowa	15,400	Owned

2621 Muscatine Avenue	Iowa City, Iowa	5,800	Owned

Oaknoll Retirement Residence	Iowa City, Iowa	NA	NA
limited purpose office

120 5th Street	Kalona, Iowa	6,400	Owned

103 West Main Street	Lisbon, Iowa	3,000	Owned

800 11th Street	Marion, Iowa	8,400	Owned

720 First Avenue SE	Mount Vernon, Iowa	4,200	Owned

25 Highway 965 North	North Liberty, Iowa	2,800	Owned

229 8th Avenue	Wellman, Iowa	2,000	Owned

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

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the Company's common stock.  Its stock is not listed with any exchange or quoted in an automated quotation system of a registered securities association, nor is there any broker/dealer acting as a market maker for its stock.  The Company's stock is not actively traded. As of January 31, 2010, the Company had 1,705 stockholders.

Based on the Company’s stock transfer records and information informally provided to the Company, its stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2009	116,157	83	$57.00	$52.50	(1)
2008	96,781	77	$55.00	$53.00	(2)
2007	31,699	46	53.00	50.00	(3)

(1)
2009 transactions included repurchases by the Company of 39,806 shares of stock under the 2005 Stock Repurchase Program.  2009 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $52.50 to $55.00 per share.  All transactions under the 2005 Stock Repurchase Program were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock.

(2)
2008 transactions included repurchases by the Company of 63,469 shares of stock under the 2005 Stock Repurchase Program.  2008 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $53.00 to $55.00 per share.

(3)
2007 transactions included repurchases by the Company of 25,492 shares of stock under the 2005 Stock Repurchase Program.  2007 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $50.00 to $53.00 per share.

The Company paid aggregate annual cash dividends in 2009, 2008 and 2007 of $4,041,000, $4,086,000 and $3,873,000 respectively, or $0.91 per share in 2009 and 2008 and $.86 per share in 2007.  In January 2010, the Company declared and paid a dividend of $.91 per share totaling $4,024,000.  The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by HEMSCOTT of Richmond, Virginia. The latter index reflects the performance of forty-five bank holding companies operating principally in the Midwest as selected by HEMSCOTT. The indexes assume the investment of $100 on December 31, 2004 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

Hills Bancorporation
Performance Graph (2004-2009)

	2004	2005	2006	2007	2008	2009
HILLS BANCORPORATION	$100.00	$128.22	$140.28	$151.25	$159.65	$156.39

REGIONAL-SOUTHWEST BANKS	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56

NASDAQ MARKET INDEX	$100.00	$104.64	$118.97	$105.55	$97.23	$95.37

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

The following table sets forth the Company’s equity compensation plan information as of December 31, 2009, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	33,360	$32.88	90,513
Equity compensation plans not approved by security holders	-	-	-
Total	33,360	$32.88	90,513

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

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2009:

Period in 2009	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	3,433	$53.00	190,111	559,889
November 1 to November 30	3,559	53.00	193,670	556,330
December 1 to December 31	3,018	53.00	196,688	553,312
Total	10,010	$53.00	196,688	553,312

Item 6.	Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2009.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2009	2008	2007	2006	2005

YEAR-END TOTALS (Amounts in Thousands)
Total assets	$1,830,626	$1,780,793	$1,661,098	$1,551,233	$1,433,649
Investment securities	214,098	214,559	213,768	190,984	209,001
Loans held for sale	7,976	8,490	6,792	3,808	702
Loans, net	1,503,981	1,469,840	1,352,599	1,279,227	1,141,716
Deposits	1,347,427	1,237,886	1,143,926	1,107,409	1,036,414
Federal Home Loan Bank borrowings	225,000	265,000	265,348	235,379	223,161
Redeemable common stock	22,900	23,815	22,205	20,940	20,634
Stockholders' equity	151,775	139,362	130,690	118,639	109,479

EARNINGS (Amounts in Thousands)
Interest income	$96,195	$97,475	$96,928	$87,618	$74,403
Interest expense	37,141	43,481	49,952	42,362	30,363
Provision for loan losses	11,947	11,507	3,529	3,011	2,101
Other income	18,909	16,670	15,984	14,611	12,808
Other expenses	44,813	39,461	36,150	34,364	32,861
Income taxes	5,218	5,556	7,138	6,933	6,684
Net income	15,985	14,140	16,143	15,559	15,202

PER SHARE
Net income:
Basic	$3.61	$3.16	$3.59	$3.42	$3.34
Diluted	3.60	3.15	3.57	3.39	3.32
Cash dividends	0.91	0.91	0.86	0.81	0.75
Book value as of December 31	34.32	31.38	29.11	26.34	24.00
Increase (decrease) in book value due to:
ESOP obligation	(5.18)	(5.36)	(4.95)	(4.65)	(4.52)
Accumulated other comprehensive income (loss)	0.95	0.82	0.14	(0.28)	(0.39)

SELECTED RATIOS
Return on average assets	0.88%	0.83%	1.02%	1.04%	1.12%
Return on average equity	11.01	10.42	13.06	13.74	14.47
Net interest margin	3.55	3.47	3.24	3.31	3.56
Average stockholders' equity to average total assets	7.99	7.98	7.78	7.56	7.73
Dividend payout ratio	25.28	28.90	23.99	23.75	22.44

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation

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

An overview of the year 2009 is presented following the section discussing a special note regarding forward looking statements.

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

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The economic impact of natural disasters, terrorist attacks and military actions.

•	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices that may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

The Company’s net income for 2009 was $15,985,000 compared to $14,140,000 in 2008.  Diluted earnings per share were $3.60 and $3.15 for the years ended December 31, 2009 and 2008, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the year ended December 31, 2009, net interest income increased by $5.1 million.  In 2009, the Bank achieved a net interest margin of 3.55% compared to 3.47% in 2008, which resulted in $2.1 million of the increase in net interest income.  The remaining $3.0 million of the increase in net interest income was attributable to growth of $105.7 million in the Bank’s average earning assets.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2009 included the following:

•	Net loans totaling $1.512 billion.
•	Loan growth, net of allowance for loan losses, in 2009 of $33.6 million.
•	Deposit growth of $109.5 million in 2009. Deposits increased to $1.347 billion and included $13.0 million of brokered deposits.
•	Short-term borrowings decreased $31.4 million.
•	Federal Home Loan Bank borrowings decreased $40.0 million.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

•	Stockholders’ equity increased $12.4 million to $151.8 million in 2009, with dividends having been paid in 2009 of $4.0 million.

Reference is made to Note 1 of the Company’s Consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its consolidated financial statements.

The return on average equity was 11.01% in 2009 compared to 10.42% in 2008.  The returns for the three previous years, 2007, 2006 and 2005, were 13.06%, 13.74% and 14.47%, respectively.  The total equity of the Company remains strong as of December 31, 2009 with total risk-based capital at 12.94% and Tier 1 risk-based capital at 11.68%.  The minimum regulatory guidelines are 8% and 4% respectively.  The Company paid a dividend per share of $.91, $.91 and $.86 in the years ended December 31, 2009, 2008 and 2007, respectively.

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance as of December 31, 2009 and 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Position

Year End Amounts (Amounts In Thousands)	2009	2008	2007	2006	2005

Total assets	$1,830,626	$1,780,793	$1,661,098	$1,551,233	$1,433,649
Investment securities	214,098	214,559	213,768	190,984	209,001
Loans, net of allowance for losses ("Net Loans")	1,511,957	1,478,330	1,359,391	1,283,035	1,142,418
Deposits	1,347,427	1,237,886	1,143,926	1,107,409	1,036,414
Federal Home Loan Bank borrowings	225,000	265,000	265,348	235,379	223,161
Stockholders' equity	151,775	139,362	130,690	118,639	109,479

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Total assets at December 31, 2009 increased $49.8 million, or 2.8%, from the prior year-end.  Asset growth from 2007 to 2008 was $119.7 million and represented a 7.21% increase.  The largest growth in assets occurred in Net Loans, which increased $33.6 million and $118.9 million for the years ended December 31, 2009 and 2008, respectively.  Net Loans at the end of 2009 include loans held for sale to the secondary market of $8.0 million compared to $8.5 million at the end of 2008.

Interest rates are also discussed in the net income overview that follows this financial position review.  During 2009, the Federal Open Market Committee maintained the target rate at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2009, the average rate indexes for the one, three and five year indexes were 0.41%, 1.49% and 2.50%, respectively.  The one year index increased 2.5% from December 31, 2008, the three year index increased 33.04% and the five year index increased 66.67%.  During 2009 and 2008, the average federal funds rate remained the same at 0.25%.  In the Company’s trade area, demand for loans remains adequate although there are signs of diminished activity related to national and state economic conditions.  A strong local economy that generated increased demand for loans was a significant factor in the trend of increasing net loans in each of the last five years.  The global recession may weaken the local economy resulting in fewer creditworthy borrowers and less robust loan demand.  Therefore, the trend of increasing net loans may not be indicative of future performance.

Loans secured by real estate represent the largest increase in loan growth.  These loans increased $43.3 million in 2009 and increased $92.1 million in 2008.  Loans secured by real estate include loans for one-to-four family residential properties, multi-family properties, agricultural real estate and commercial real estate. The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in good condition with unemployment levels that remains below national and state levels.  It is uncertain how the overall national economic downturn will impact the Company’s trade area.  There could be continued downward pressure on the Iowa economy and the unemployment rates could rise in 2010.  Competition for quality loans and deposits will continue to be a challenge.  In Johnson and Linn Counties, new banks and credit unions have been opened in the last few years.  Between 2006 and 2009, nine new banking locations were added in Johnson County, eleven in Linn County and two in Washington County. The 22 new locations include an office of one of the state’s largest credit unions.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $109.5 million in 2009 of which $3.0 million was from brokered deposits.  Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, decreased from $99.9 million to $68.5 million.  Federal funds purchased decreased by $20.3 million and repurchase agreements decreased $11.1 million.  FHLB borrowings decreased from $265.0 million to $225.0 million.  Deposits increased by $94.0 million in 2008.  As of June 30, 2009 (latest data available), Johnson County total deposits were $2.9 billion and the Company’s deposits were $997 million, which represent a 34.0% market share.  The Company had 6 office locations in Johnson County as of June 30, 2009.  The total banking locations in Johnson County was 57 as of June 30, 2009.  At June 30, 2008, deposits were $854 million or a 33.0% market share.  At $4.5 billion as of June 30, 2009, the Linn County deposit market is significantly larger than the Johnson County deposit market of $2.9 billion.  As of June 30 2009, Linn County had 111 total banking locations.  The six Linn County offices of the Company had deposits of $272 million or a 6.05% share of the market.  The Company’s Linn County deposits at June 30, 2008 were $239 million and represented a 5.5% market share.  In Washington County, the Company’s two offices had deposits of $88 million which was 18.3% of the County’s total deposits of $482 million.  Washington County had a total of 13 banking locations as of June 30, 2009.  In 2008, the Company’s Washington County deposits were $75 million or a 16.1% market share.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Investment securities decreased $0.5 million in 2009.  In 2008, investment securities increased by $0.8 million.  The investment portfolio consists of $201.6 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio, which includes tax exempt securities, is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2009, the major funding source for the growth in loans was the $109.5 million increase in deposits.  In 2008, the major sources of funding for the growth in loans were deposit growth of $94.0 million and increased federal funds purchased of $13.7 million.  Brokered deposits totaled $13.0 million and $10.4 million as of December 31, 2009 and 2008, respectively.  Total advances from the FHLB were $225.0 million and $265.0 million at December 31, 2009 and 2008, respectively.  It is expected that the FHLB funding source will be considered in the future if loan growth exceeds deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Stockholders’ equity was $151.8 million at December 31, 2009 compared to $139.4 million at December 31, 2008.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $77.0 million and paid shareholders dividends of $19.1 million, or 24.8% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% Increase (Decrease)	E.P.S.- Diluted
	(In Thousands)
2009	$15,985	13.05%	$3.60
2008	14,140	(12.41)	3.15
2007	16,143	3.75	3.57
2006	15,559	2.35	3.39
2005	15,202	7.09	3.32

Net income for 2009 increased by $1.8 million or 13.05% and diluted earnings per share increased by 14.29%.  The increased net interest margin of 8 basis points accounted for an increase of $2.0 million in net interest income. The combined growth in earning assets and improved net interest margin increased net interest income by $5.1 million.  Other income increased by $2.2 million.  These increases were offset by the increased provision for loan losses of $0.4 million and an increase in operating expenses of $5.4 million for the year.

Annual fluctuations in the Company's net income continue to be driven primarily by three important factors. The first important factor is net interest margin. Net interest income of $59.1 million in 2009 was derived from the Company's $1.724 billion of average earning assets and its net interest margin of 3.55%, compared to $1.619 billion of average earning assets and a 3.47% net interest margin in 2008. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of only 10 basis points to 3.45% would result in a $1.7 million decrease in income before taxes.  Similarly, an increase in the net interest margin of 10 basis points to 3.65% would increase income before taxes by $1.7 million.  Net interest margin increased in 2008 to 3.47% from 3.24% in 2007.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $1.5 billion at the end of 2009.  The Company’s allowance for loan losses was $29.2 million at December 31, 2009.  The increase in the allowance in 2009 was due to loan growth of $35.6 million and a deterioration of credit quality.  The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled $11,947,000, $11,507,000 and $3,529,000 for 2009, 2008 and 2007, respectively. (See Note 3 to the Consolidated Financial Statements.)  A detailed discussion is included in the Provision for Loan Losses section below.

The amount of mortgage loans sold on the secondary market and the resulting gain or loss is the third factor that can cause fluctuations in net income.  Loans originated in 2009 totaled $291.0 million compared to $132.0 million in 2008, an increase of 121%.  For the years ended December 31, 2009 and 2008, the net gain on sale of loans was $3,874,000 and $1,274,000, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The average interest rate for a 30 year fixed rate loan during the year ended December 31, 2009 was 5.167%.  The average interest rate for the same type of loan was 6.094% for the year ended December 31, 2008.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  During the year ended December 31, 2009, secondary market rates were favorable resulting in a substantial increase in the volume of loans sold.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company cannot predict the extent to which any future discontinuation of purchases of agency-guaranteed mortgage-backed securities by the Federal Reserve may result in secondary market rates becoming less favorable and a reduction in secondary market activity involving mortgage loans.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Net income for 2008 was $14,140,000, or diluted earnings per share of $3.15.  For 2008, diluted earnings per share decreased by $0.42 per share compared to 2007.  The 2008 floods caused net income to decrease by $3,223,000.  Without the effects of the 2008 floods, management estimated that net income would have increased $1,220,000 from 2007 to $17,363,000.  A significant factor in offsetting the flood-related losses was the growth of average earning assets.  Such growth accounted for a $4.8 million increase in the net interest income on a tax-equivalent basis.  Net interest income, including fees, increased $7.0 million for the year ended December 31, 2008 compared to 2007.  This increase in net interest income was due to an increase in average earning assets of $103.8 million in 2008.  Noninterest income increased 4.29% in 2008 to $16,670,000.  Noninterest expense increased from $36,150,000 in 2007 to $39,399,000 in 2008, or 8.99%.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to new loans.  The net interest margin increased in 2009 to 3.55% and this compares to 3.47% in 2008, 3.24% in 2007, 3.31% in 2006 and 3.56% in 2005.  The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 2009 as follows:

	Change In	Change In	Increase (Decrease)
	Average	Average	Volume	Rate	Net
	Balance	Rate	Changes	Changes	Change
	(Amounts In Thousands)
Interest income:
Loans, net	$73,375	(0.34)%	$4,657	$(4,998)	$(341)
Taxable securities	(3,834)	(0.71)	(191)	(757)	$(948)
Nontaxable securities	2,371	(0.15)	127	(144)	$(17)
Federal funds sold	33,784	(1.89)	37	-	$37
	$105,696		$4,630	$(5,899)	$(1,269)
Interest expense:
Interest-bearing demand deposits	$36,991	(0.23)%	$(321)	$502	$181
Savings deposits	66,182	(0.36)	(1,142)	1,402	$260
Time deposits	54,722	(0.84)	(2,222)	5,377	$3,155
Short-term borrowings	(43,029)	(0.64)	912	275	$1,187
FHLB borrowings	(23,844)	(0.17)	1,206	413	$1,619
	$91,022		$(1,567)	$7,969	$6,402
Change in net interest income			$3,063	$2,070	$5,133

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Net interest income on a tax equivalent basis changes for 2008 were as follows:

	Change In	Effect Of	Effect Of
	Average	Volume	Rate	Net
	Balance	Changes	Changes	Change
	(Amounts In Thousands)
Interest-earning assets	$103,788	$7,773	$(7,112)	$661
Interest-bearing liabilities	75,970	(2,927)	9,398	6,471
Change in net interest income		$4,846	$2,286	$7,132

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2009	2008	2007

Yield on average interest-earning assets	5.69%	6.15%	6.52%
Rate on average interest-bearing liabilities	2.52	3.15	3.84
Net interest spread	3.17	3.00	2.68
Effect of noninterest-bearing funds	0.38	0.47	0.56
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.55%	3.47%	3.24%

The net interest margin increased 8 basis points in 2009 and increased 23 basis points in 2008.  The net interest spread increased 17 basis points in 2009 and increased 32 basis points in 2008.  The increase in the net interest margin and net interest spread in 2009 are the result of continued low interest rates.  The Company is able to reprice some liabilities more quickly than some assets (particularly loans) reprice resulting in increased net interest margin and spread.

Provision for Loan Losses

The provision for loan losses totaled $11,947,000, $11,507,000 and $3,529,000 for 2009, 2008 and 2007, respectively.  Loan charge-offs net of recoveries were $10,447,000 in 2009 and $3,557,000 in 2008 and $1,669,000 in 2007.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses increased $1,500,000 in 2009.  For 2009, there was a decrease of $840,000 due to the volume decreases in pass rated loans outstanding of $25.7 million in 2009.  There was an offsetting $2,340,000 increase in the amount allocated to the allowance due to deterioration in credit quality.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2009, the unemployment levels in Johnson County and Linn County were 4.4% and 6.4%, respectively, compared to 3.3% and 4.5% in December of 2008.  These levels compare favorably to the State of Iowa at 6.6% and the national unemployment level at 10.0% in December 2009 compared to 4.6% and 7.2%, respectively in December, 2008.  The residential rental vacancy rates in 2009 in Johnson County, the largest trade area for the Company, were estimated at 1.41% in Iowa City, Coralville and North Liberty and 4.5% in the Cedar Rapids area.  The estimated vacancy rates for Iowa City, Coralville and North Liberty was 5.0% and up to 8.0% in the Cedar Rapids area one year ago.  The State of Iowa vacancy rate is 8.9% and the national rate is 11.1% with the Midwest rate at 10.9%.  These vacancy rates one year ago were 10.9%, 9.9% and 10.3%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Due to the unstable national economic conditions, favorable vacancy rates may not continue in 2010.  Vacancy rates may rise and affect the overall quality of the loan portfolio.

The amount of problem and watch loans considered in the allowance for loan losses computation increased by approximately $36,200,000 in 2008.  The increase in  problem and watch loans for 2008 included, $4,200,000 of commercial real estate loans, $4,900,000 in commercial loans, $2,500,000 in construction loans, $10,200,000 in residential mortgages, $1,900,000 in agricultural loans, $6,500,000 in agricultural real estate loans, $5,900,000 in multi-family residential mortgages, and $0.1 million in consumer loans.

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2009, 2008 and 2007, recoveries were $1,005,000, $932,000 and $1,249,000, respectively; charge-offs were $11,452,000, $4,489,000 and $2,918,000 in 2009, 2008 and 2007, respectively.

Overall credit quality may continue to deteriorate in 2010.  Such a deterioration could cause increases in nonperforming loans, allowance for loan loss provision expense and net chargeoffs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.

The allowance for loan losses totaled $29,160,000 at December 31, 2009 compared to $27,660,000 at December 31, 2008.  The percentage of the allowance to outstanding loans was 1.90% and 1.85% at December 31, 2009 and 2008, respectively.  The percentage increase was due to loan growth and an increase in the amount of “problem” or “watch” loans as a percentage of total loans outstanding.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and overall increases in Net Loans outstanding. The methodology used in 2009 is consistent with the methodology used in the prior years.

Non-performing loans increased by $23.1 million from December 31, 2008 to December 31, 2009.  Non-performing loans were 4.91% of loans as of December 31, 2009 and 3.48% as of December 31, 2008.  Non-performing loans, which are considered impaired, include any loan that has been placed on nonaccrual status and restructured loans.  Non-performing loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  These loans are also considered impaired loans.  The increase in non-performing loans is due to the deterioration of credit quality related to multiple borrowers including five unrelated land development borrowers with aggregate loan balances of $9.4 million, one agricultural production operation with an aggregate loan balance of $4.6 million, four unrelated borrowers with multi-family real estate loans with aggregate balances of $3.7 million and three unrelated borrowers with commercial real estate loans with aggregate balances of $3.1 million.  The remainder of the increase in non-performing loans is due to unrelated borrower relationships of less than $1.0 million and the continued deterioration in economic conditions.  Non-performing loans at December 31, 2009 includes $15.4 million of loans related to the June 2008 floods in the Bank’s trade area.  Most of the non-performing loans are secured by real estate and are believed to be adequately collateralized.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Other Income

The other income of the Company was $18,909,000 in 2009 compared to $16,670,000 in 2008.  The increase of $2,239,000 in 2009 was the result of a combination of factors discussed below.  In 2008, the total other income increased $686,000 from 2007.

The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The gain was $3,874,000 in 2009, $1,274,000 in 2008 and $934,000 in 2007.  The dollar volume of loans sold in 2009 was approximately 121% of the volume in 2008 and 155% of the activity experienced in 2007.  The fee per loan in 2009 was approximately 43% higher than the fee per loan in 2008.  The volume of activity in these types of loans is directly related to the level of interest rates.  During portions of 2009, secondary market rates were favorable resulting in the increase in the volume of loans sold.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees decreased $400,000 to $3,517,000 in 2009.  Trust fees decreased $11,000 in 2008.  As of December 31, 2009, the Bank’s Trust Department had $901 million in assets under management compared to $784 million and $963 million at December 31, 2008 and 2007, respectively.  Trust fees are based on total assets under management.  The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 45.14% of assets under management.  In 2009, the Dow Jones Industrial Average increased 18.8%.  The market value of the Dow Jones Industrial Average decreased over 33% in 2008 and increased over 6% in 2007.

Service charges and fees increased $63,000 in 2009 to $7,970,000 from $7,907,000 in 2008.  Such charges and fees include fees on deposit accounts and credit card processing fees on merchant accounts. Service fees on deposit accounts decreased $213,000 in 2009 compared to the prior year as a result of diminished results from fee income strategies. Debit card interchange fees increased $164,000 and point of sale (POS) interchange income increased $102,000.  These increases were due to volume changes in debit and credit card usage.

Rental revenue on tax credit real estate increased $150,000 in 2009 due to the additions of tax credit properties in 2008 and 2009.  2009 includes a full year of income related to the property invested in during 2008 and a partial year of income for the property invested in during 2009.

Other noninterest income was $2,355,000 for the year ended December 31, 2009, a $174,000 decrease from the same period in 2008.   Included in the 2008 period’s other noninterest income were amounts related to Visa, Inc. (“Visa”).  The Company received $114,000 in proceeds from the redemption of shares as a part of the Visa IPO and such proceeds were recorded as a gain.  In conjunction with the IPO, Visa created a litigation escrow which is to be used to pay  litigation settlement payments.  As a result, the Company recorded a receivable equal to the $50,000 reserve during 2008.  This receivable was recorded as a contra-liability to the reserve.  Both the liability and receivable are reflected in other liabilities on the Company’s consolidated financial statements.  The economic benefit of the receivable was recorded in other noninterest income in 2008. In addition, rental income decreased $248,000 in 2009 compared to 2008.  The decrease is due to the expiration of an ATM rental contract which was not renewed.

Service charges and fees increased by $46,000 from 2007 to 2008, resulting in total fees of $7,907,000 in 2008.  Service fees on deposit accounts decreased $396,000 in 2008 compared to 2007 as a result of diminished results from fee income strategies.  In addition, debit card interchange fees increased $226,000 and point of sale (POS) interchange income increased $217,000.  These increases were due to volume changes in debit and credit card usage.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Other Expenses

Total other expenses were $44,813,000 and $39,399,000 for the years ended December 31, 2009 and 2008, respectively.  The increase is $5,414,000 or 13.74% in 2009 and $3,249,000 or 8.99% in 2008.  Salaries and employee benefits, the largest component of non-interest expense, increased $1,406,000 in 2009, a 6.93% change.  This increase includes $1,904,000 in direct salaries, a 12.4% increase due to annual pay adjustments, increased expense for employee benefits including accrued vacation liability and bonuses paid to real estate lenders related to the loan sales production discussed in the net gain on sale of loans section.  Another component of salaries and employee benefits expense is profit sharing plan expense which totaled $1,030,000 in 2009.  This expense decreased $234,000, or 18.5%, from 2008 and includes the Company’s contributions to its Profit Sharing and ESOP plans.  (See Note 8 to the Consolidated Financial Statements).    The decrease is primarily the result of the discretionary contribution that was 6.5% and 9% for the years ended December 31, 2009 and 2008, respectively.

Occupancy expense increased $535,000 due mainly to increases related to operating two additional locations in 2009.  In 2009, there were increases of $122,000 in building rent, $109,000 in bank building depreciation, $149,000 in rents paid for ATMs and $37,000 in property taxes.  Occupancy expense also includes costs related to building maintenance and upkeep.  This expense increased $24,000 in 2009 mainly due to increased snow removal costs incurred during the year.

In 2009, furniture and equipment expense included depreciation expense of $1,721,000 and $1,413,000 in equipment and software maintenance contracts.  These expenses one year ago were $1,652,000 for depreciation and $1,265,000 for the maintenance contracts.  These differences in depreciation and maintenance contracts resulted in increased expenses of $217,000.  Phone line lease expense increased $40,000, equipment repair expense decreased $19,000, software expense decreased $21,000 and equipment supplies decreased $15,000 from 2008 to 2009.

Advertising and business development expense decreased $85,000 from 2008 to 2009.  Factors in this decrease included reductions in costs related to newspaper advertising of $28,000 and $159,000 reductions in costs associated with credit card reward points based on customer usage volumes.  These cost reductions were offset by additional expenses in 2009 that included $96,000 for business promotion expense.

Outside services expense increased $487,000 for the year ended December 31, 2009 compared to the same period in 2008.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Credit card, debit card and merchant card processing expenses increased $103,000 due to an increase in the volume of transactions in 2009 compared to 2008.  Professional fees were $1,661,000 for the year ended December 31, 2009, an increase of $3,000 over the same period in 2008.  This increase includes $206,000 in attorney fees and is due to credit-related matters.  The increase is offset by a decrease of $171,000 in other professional fees and a decrease of $38,000 in correspondent bank charges.  Expenses related to courier services decreased $85,000 in 2009 due to the expiration of an ATM rental contract which was not renewed.  Data processing expense increased $72,000 for the year ended December 31, 2009 when compared to the same period in 2008.  This increase is due to monthly fees for a new trust processing system.  In addition, expenses related to other real estate owned and other repossessed assets were $258,000 for the year ended 2009, an increase of $155,000 from the same period in 2008.  The increased expenses are due to the number of properties in other real estate owned in 2009.

Rental expenses on tax credit real estate increased $291,000 in 2009 due to the addition of tax credit properties in 2008 and 2009.  2009 includes a full year of expenses related to the property invested in during 2008 and a partial year of income for the property invested in during 2009.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

FDIC insurance assessment expense was $2,778,000 for the year ended December 31, 2009.  This is an increase of $1,913,000 when compared to the same period in 2008.  As of June 30, 2009, the FDIC imposed a five basis point special assessment on each bank’s total assets less Tier 1 capital.  The Bank’s special assessment totaled $820,000.  In addition, the FDIC has raised assessment rates for all banks as part of its restoration plan for the deposit insurance fund.  Another component of the increase is an additional 10 basis point assessment related to the Transaction Account Guarantee Program.  This Program increased insurance coverage for non-interest bearing deposit accounts in excess of $250,000.  At December 31, 2009, the Company recorded prepaid FDIC insurance of $6,947,000 which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The expense for the FDIC insurance will be recorded on a quarterly basis as premiums are assessed.

During 2009, the Company pre-paid $40.0 million of FHLB advances incurring an early payment penalty of $584,000.  There were no penalties incurred in 2008.  The $40.0 million in advances consisted of $20.0 million due in June 2009 and $20.0 million due in October 2009, at rates from 5.66% to 6.22%.  As a result of the early payment of the FHLB borrowings, the Company’s interest expense on FHLB borrowings decreased.  The net impact of the early payment penalty and decreased interest expense was revenue neutral for 2009.

The net loss on sale of other real estate owned and other repossessed assets increased $958,000 to $1,054,000 for the year ended December 31, 2009.  The 2009 loss resulted from the sale of 37 properties and a write-down in fair market value of $609,000 related to nineteen properties previously transferred to other real estate owned.  During the comparable period in 2008, eight properties and other repossessed assets were sold at a loss of $54,000.

Flood-related expenses were $40,000 in 2009 and $852,000 in 2008.  Included in the 2008 flood expenses are a loss of $345,000 on the net book value of property and equipment at two damaged locations.  In addition, the Company recorded $507,000 of expenses in 2008 related to the floods.  The expenses include approximately $228,000 for decontaminating, drying and preparing the two flooded offices for remodeling.  This expense also includes drying of a limited number of the Company’s records.  In addition, the Company incurred $89,000 in expenses related to the evacuation of the two damaged locations.  The Company has incurred $98,000 in expenses to operate three temporary locations.  This expense includes rent, equipment and supplies.  The remaining expense of $92,000 includes various items including meals, sandbagging and other supplies and extra mileage due to road closings and relocation of offices.

Other noninterest expense was $1,163,000 for the year ended December 31, 2009, a decrease of $112,000 over the same period in 2008.  Other noninterest expense includes fraud losses related to customer credit and debit cards, ATM activity and customer deposit accounts. This expense decreased $125,000 in 2009 due to decreased incidents of unauthorized use of customer credit and debit cards.  Expenses related to the deferred compensation plan for the Company’s Board of Directors decreased $87,000 from 2008 which is primarily the result of the change in the appraised value of the Company’s common stock.

Total other expenses were $36,150,000 for the year ended December 31, 2007.  The increase in expenses in 2008 was $3,249,000.  This included an increase of $934,000 in salaries and benefits, which was the direct result of salary adjustments for 2008.  Other expense increases in 2008 include $84,000 in additional profit sharing plan contributions related to the growth in the underlying salary base for eligible employees.  Occupancy expense increased $19,000 due to property taxes, utilities and building maintenance.  Furniture and equipment expense was $45,000 higher in 2008 when compared to 2007 as a result of the costs related to phone line lease expense and equipment repair expense.  In addition, there was an increase in outside services of $201,000.  Outside service expense increase included $26,000 in professional fees. Attorneys’ fees increased $30,000 to due in part of increased activity related to costs of collection efforts and repossession volume.  Credit card, debit card and merchant card processing expenses, along with data processing expenses, increased $122,000 due to the volume of transactions.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Income Taxes

Income tax expense was $5,218,000, $5,556,000 and $7,138,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Income taxes as a percentage of income before income taxes were 24.61% in 2009, 28.21% in 2008 and 30.66% in 2007. The amount of tax credits were $1,637,000, $711,000 and $566,000 for 2009, 2008 and 2007, respectively.  In 2009, the Company invested in a sixth tax credit property.  Credits related to this new property will be approximately $7.2 million and are expected to be recognized over a ten year period starting in 2009.  In 2008, the Company invested in a fifth tax credit property.  Credits related to the property in 2008 were approximately $2.7 million and are expected to be recognized over a ten year period starting in 2009.

Impact of Recently Issued Accounting Standards

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

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (“ASC 855”).  ASC 855 establishes general standards of accounting for a disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 is effective for financial statements issued after June 15, 2009.  The adoption of ASC 855 did not have a significant effect on the Company’s consolidated financial statements.  The Company evaluates events that occur after the balance sheet date for disclosure but before financial statements are issued or are available to be issued.

In June 2009, the SEC issued Staff Accounting Bulletin No. 112 (“SAB 112”).  SAB 112 conforms SEC staff guidance on business combinations and noncontrolling interests to FASB ASC 805, Business Combinations, and FASB ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements.  SAB 112 is effective as of June 10, 2009.  The adoption of SAB 112 did not have a significant effect on the Company’s consolidated financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Impact of Recently Issued Accounting Standards (continued)

In June 2009, the FASB issued FASB ASU No. 2009-16, Accounting for Transfers of Financial Assets – an amendment of FASB ASC 860 (“ASU No. 2009-16”).  ASU No. 2009-16 eliminates the concept of a qualified special-purpose entity and its exemption from consolidation in a transferor’s financial statements, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, modifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets are initially measured, removes the guaranteed mortgage securitization recharacterization provisions and requires additional disclosures.   ASU No. 2009-16 is effective for financial statements issued after November 15, 2009.    The adoption of ASU No. 2009-16 did not have a significant effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC No. 2009-17, Amendments to FASB ASC 810 (“ASU No. 2009-17”).  ASU No. 2009-17 eliminates FASB ASC 810’s exceptions to consolidated qualified special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”).  ASU 2009-17 also clarifies the characteristics that identify a VIE.  In addition, ASU No. 2009-17 contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provision of FASB ASC 810.  ASU No. 2009-17 is effective for financial statements issued after November 15, 2009.    The adoption of ASU No. 2009-17 did not have a significant effect on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).   ASU No. 2010-06 modifies FASB ASC 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 will require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  ASU No. 2010-06 is effective for financial statements issued for the year beginning after December 15, 2009.  The Company is assessing the impact of the adoption of ASU No. 2010-06 on the Company’s consolidated financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 2009, the Company's interest rate sensitivity report is as follows (amounts in thousands):

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total

Earning assets:
Federal funds sold	$854	$-	$-	$-	$-	$-	$854
Investment securities	-	2,985	9,085	7,465	14,465	180,098	214,098
Loans	8,604	184,289	45,476	62,842	116,022	1,123,884	1,541,117
Total	9,458	187,274	54,561	70,307	130,487	1,303,982	1,756,069
Sources of funds:
Interest-bearing checking and savings accounts	61,677	-	-	-	-	482,565	544,242
Certificates of deposit	-	30,308	54,744	120,334	131,488	282,153	619,027
Other borrowings -
FHLB	-	40,000	-	-	-	185,000	225,000
Federal funds and repurchase agreements	68,534	-	-	-	-	-	68,534
	130,211	70,308	54,744	120,334	131,488	949,718	1,456,803
Other sources, primarily noninterest-bearing	-	-	-	-	-	184,158	184,158
Total sources	130,211	70,308	54,744	120,334	131,488	1,133,876	1,640,961
Interest
Rate Gap	$(120,753)	$116,966	$(183)	$(50,027)	$(1,001)	$170,106	$115,108

Cumulative Interest
Rate Gap at December 31, 2009	$(120,753)	$(3,787)	$(3,970)	$(53,997)	$(54,998)	$115,108

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

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

Effects of Inflation

The consolidated financial statements and the accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature.  As a result, interest rates have a more significant impact in the Company’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.  In the current economic environment, liquidity and interest rate adjustments are features of the Company’s asset/liability management, which are important to the maintenance of acceptable performance levels.  The Company attempts to maintain a balance between monetary assets and monetary liabilities, over time, to offset the potential effects of changing interest rates.

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $1,013,000 as of December 31, 2009.  In 2009, the Company received dividends of $6,042,000 from its subsidiary Bank and used those funds to pay dividends to its stockholders of $4,041,000 and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $2,132,000 and $3,398,000 for the years ended December 31, 2009 and 2008, respectively.

The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary Bank, which affects the Bank’s dividends to the Company.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  In order to maintain acceptable capital ratios in the subsidiary Bank, certain of its retained earnings are not available for the payment of dividends.  Retained earnings available for the payment of dividends to the Company totaled approximately $38,851,000, $31,990,000 and $32,641,000 as of December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009 and 2008, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $174,675,000 and $163,177,000, respectively.  This measure of stockholders’ equity as a percent of total assets was 9.54% at December 31, 2009 and 9.16% at December 31, 2008.  As of December 31, 2009, total equity was 8.29% of assets compared to 7.83% of assets at the prior year end.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991, and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve.  These regulations establish minimum capital requirements that member banks must maintain.

As of December 31, 2009, risk-based capital standards require 8% of risk-weighted assets.  At least half of that 8% must consist of Tier I core capital (common stockholders' equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets).  Total risk-weighted assets are determined by weighting the assets according to their risk characteristics.  Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings.  Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the "Superintendent").  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve.  In certain circumstances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.  At December 31, 2009, the Tier 1 risk-based leverage ratio of the Bank was 9.14% and exceeded the ratio required by the Superintendent.

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2009 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
	Actual		Purposes	Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2009:
Company:
Total risk-based capital	$186,095	12.94%	8.00%	10.00%
Tier 1 risk-based capital	167,976	11.68	4.00	6.00
Leverage ratio	167,976	9.20	4.00	5.00
Bank:
Total risk-based capital	184,992	12.87	8.00	10.00
Tier 1 risk-based capital	166,890	11.61	4.00	6.00
Leverage ratio	166,890	9.14	4.00	5.00

The Bank is classified as "well capitalized" by FDIC capital guidelines.

On a consolidated basis, 2009 cash flows from operations provided $25,119,000 and net increases in deposits provided $109,541,000.  These cash flows were invested in Net Loans of $51,771,000.  In addition, $5,225,000 was used to purchase property and equipment and leasehold improvements.  Cash flows of $6,712,000 were also used to invest in tax credit real estate properties.

At December 31, 2009, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $289,927,000 (see Note 14 to the Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  It may also obtain additional funds from the Federal Home Loan Bank (FHLB). As of December 31, 2009, the Bank can obtain an additional $225.9 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $123.7 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.

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

Item 7.	Management's Discussion and Analysis of Financial Condition And Results of Operation (Continued)

The FDIC has adopted a restoration plan under which it has seven years to restore the reserve ratio of the Deposit Insurance Fund to 1.15% of insured shares.  Under this plan, the FDIC made adjustments to its risk-based assessment system, made adjustments, which became effective on April 1, 2009, to its assessment rates, and established a special assessment of five basis points on assets minus Tier 1 capital as of June 30, 2009 and collected on September 30, 2009.  In addition, the FDIC imposed a prepayment of three years of insurance premiums which was paid by the Bank on December 30, 2009.  The Bank’s prepaid FDIC insurance was $6.9 million at December 31, 2009.  The prepayment was intended to cover the Bank’s premiums for 2010, 2011 and 2012.  The FDIC has not ruled out additional special assessments in future years.

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (“TAGP”), which provides full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the TAGP.  A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts.  The Bank elected to participate in the TAGP and the 10-basis point surcharge totaled $11,500 for the year ended December 31, 2009.  This unlimited insurance coverage is temporary and was originally scheduled to expire on December 31, 2009.  On August 26, 2009, the FDIC extended the TAGP through June 30, 2010.  The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue participation in the TAGP.  The Bank elected to continue to participate in the TAGP through June 30, 2010.  The expiration of the TAGP on June 30, 2010 could have an adverse impact on the levels of customer deposits that are sensitive to full FDIC insurance coverage.

Contractual Obligations and Commitments

As disclosed in Note 14 to the Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2009:

	Payments Due By Period
	(Amounts In Thousands)

		Less Than	One -	Three -	More Than
	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations:
Long-term debt obligations	$225,000	$40,000	$-	$-	$185,000
Operating lease obligations	1,726	313	535	431	447
Total contractual obligations:	$226,726	$40,313	$535	$431	$185,447

Other commitments:
Lines of credit	$289,927	$203,811	$72,919	$10,640	$2,557
Standby letters of credit	9,724	9,724	-	-	-
Total other commitments	$299,651	$213,535	$72,919	$10,640	$2,557

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Related Party Transactions

The Bank’s primary transactions with related parties are the loan and deposit relationships it maintains with certain principal officers, directors and entities related to these individuals.  The Bank makes loans to related parties under substantially the same interest rates, terms and collateral as those prevailing for comparable transactions with unrelated persons.  In addition, these parties may maintain deposit account relationships with the Bank that also are on the same terms as with unrelated persons.  As of December 31, 2009 and 2008, loan balances to related individuals and businesses totaled $30,852,000 and $41,210,000, respectively. Deposits from these related parties totaled $6,740,000 and $7,667,000 as of December 31, 2009 and 2008, respectively.

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

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$140,825	$68,811	$77,015	$211,647	$184,668	$76,233	$759,199	$756,129
Average interest rate	6.04%	6.22%	6.54%	5.86%	5.84%	5.35%	5.94%

Loans, variable:
Balance	$246,530	$68,962	$48,998	$194,444	$164,071	$50,937	$773,942	$759,222
Average interest rate	5.00%	6.42%	6.18%	5.79%	5.52%	5.54%	5.55%

Investments (1):
Balance	$47,025	$40,959	$47,787	$16,072	$15,106	$47,149	$214,098	$214,098
Average interest rate	3.16%	3.85%	3.60%	5.10%	5.05%	5.37%	4.16%

Liabilities:
Liquid deposits (2):
Balance	$544,242	$-	$-	$-	$-	$-	$544,242	$544,242
Average interest rate	0.61%	0.00%	0.00%	0.00%	0.00%	0.00%	0.61%

Deposits, certificates:
Balance	$336,874	$162,990	$95,908	$12,650	$10,605	$-	$619,027	$622,481
Average interest rate	2.82%	3.01%	2.60%	3.69%	3.10%	0.00%	2.86%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 62 through 109.

KPMG LLP 2500 Ruan Center 666 Grand Avenue Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hills Bancorporation:

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Hills Bancorporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hills Bancorporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

March 10, 2010

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Amounts In Thousands, Except Shares)

ASSETS	2009	2008
Cash and cash equivalents (Note 10)	$24,095	$22,575
Investment securities available for sale at fair value
(amortized cost 2009 $194,844 ; 2008 $194,402) (Notes 1, 2 and 6)	201,645	200,312
Stock of Federal Home Loan Bank	12,453	14,247
Loans held for sale	7,976	8,490
Loans, net of allowance for loan losses (2009 $29,160; 2008 $27,660) (Notes 1, 3, 7, and 11)	1,503,981	1,469,840
Property and equipment, net (Note 4)	26,417	23,606
Tax credit real estate	18,777	12,065
Accrued interest receivable	9,677	10,437
Deferred income taxes, net (Note 9)	8,892	8,959
Other real estate	3,227	5,155
Goodwill	2,500	2,500
Prepaid FDIC insurance	6,947	-
Other assets	4,039	2,607
	$1,830,626	$1,780,793
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$184,158	$169,299
Interest-bearing deposits (Note 5)	1,163,269	1,068,587
Total deposits	1,347,427	1,237,886
Short-term borrowings (Note 6)	68,534	99,937
Federal Home Loan Bank borrowings (Note 7)	225,000	265,000
Accrued interest payable	2,341	2,914
Other liabilities	12,649	11,879
	1,655,951	1,617,616
Commitments and Contingencies (Notes 8 and 14)

Redeemable Common Stock Held By Employee Stock Ownership Plan (ESOP) (Note 8)	22,900	23,815

Stockholders' Equity (Note 10)
Capital stock, no par value; authorized 10,000,000 shares; issued 2009 4,618,962 shares; 2008 4,597,427 shares	-	-
Paid in capital	14,582	13,447
Retained earnings	166,120	154,176
Accumulated other comprehensive income	4,200	3,649
Treasury stock at cost (2009 196,688 shares; 2008 156,882 shares)	(10,227)	(8,095)
	174,675	163,177
Less maximum cash obligation related to ESOP shares (Note 8)	22,900	23,815
	151,775	139,362
	$1,830,626	$1,780,793

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007
(Amounts In Thousands, Except Per Share Amounts)
	2009	2008	2007
Interest income:
Loans, including fees	$88,982	$89,341	$88,743
Investment securities:
Taxable	3,786	4,734	4,706
Nontaxable	3,372	3,382	3,154
Federal funds sold	55	18	325
Total interest income	96,195	97,475	96,928
Interest expense:
Deposits	25,269	28,865	35,277
Short-term borrowings	631	1,818	2,151
FHLB borrowings	11,241	12,860	12,524
Total interest expense	37,141	43,543	49,952
Net interest income	59,054	53,932	46,976
Provision for loan losses (Note 3)	11,947	11,507	3,529
Net interest income after provision for loan losses	47,107	42,425	43,447
Other income:
Net gain on sale of loans	3,874	1,274	934
Trust fees	3,517	3,917	3,928
Service charges and fees	7,970	7,907	7,861
Rental revenue on tax credit real estate	1,193	1,043	685
Other noninterest income	2,355	2,529	2,576
	18,909	16,670	15,984
Other expenses:
Salaries and employee benefits	21,693	20,287	19,353
Occupancy	2,898	2,363	2,344
Furniture and equipment	3,729	3,527	3,482
Office supplies and postage	1,366	1,319	1,329
Advertising and business development	1,703	1,788	1,859
Outside services	5,956	5,469	5,268
Rental expenses on tax credit real estate	1,849	1,558	971
FDIC insurance assessment	2,778	865	132
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	584	-	-
Net loss (gain) on sale of other real estate owned and other repossessed assets	1,054	96	(14)
Flood-related expenses	40	852	-
Other noninterest expenses	1,163	1,275	1,426
	44,813	39,399	36,150
Income before income taxes	21,203	19,696	23,281
Income taxes (Note 9)	5,218	5,556	7,138
Net income	$15,985	$14,140	$16,143

Earnings per share:
Basic	$3.61	$3.16	$3.59
Diluted	3.60	3.15	3.57

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2009, 2008 and 2007
(Amounts In Thousands)

	2009	2008	2007

Net income	$15,985	$14,140	$16,143

Other comprehensive income,
Unrealized gains on securities:
Unrealized holding gains arising during the year, net of income taxes 2009 $340; 2008 $1,860; 2007 $1,185	551	3,002	1,912

Comprehensive income	$16,536	$17,142	$18,055

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Amounts In Thousands, Except Share Amounts)
				Maximum
				Cash
			Accumulated	Obligation
			Other	Related
	Paid In	Retained	Comprehensive	To ESOP	Treasury
	Capital	Earnings	Income (Loss)	Shares	Stock	Total

Balance, December 31, 2006	$12,364	$131,852	$(1,265)	$(20,940)	$(3,372)	$118,639
Issuance of 13,030 shares of common stock	326	-	-	-	-	326
Forfeiture of 1,169 shares of common stock	(54)	-	-	-	-	(54)
Share-based compensation	42	-	-	-	-	42
Income tax benefit related to share-based compensation	145	-	-	-	-	145
Change related to ESOP shares	-	-	-	(1,265)	-	(1,265)
Net income	-	16,143	-	-	-	16,143
Cash dividends ($.86 per share)	-	(3,873)	-	-	-	(3,873)
Purchase of 25,492 shares of common stock	-	-	-	-	(1,325)	(1,325)
Other comprehensive income	-	-	1,912	-	-	1,912
Balance, December 31, 2007	$12,823	$144,122	$647	$(22,205)	$(4,697)	$130,690
Issuance of 15,093 shares of common stock	527	-	-	-	-	527
Forfeiture of 1,186 shares of common stock	(51)	-	-	-	-	(51)
Share-based compensation	21	-	-	-	-	21
Income tax benefit related to share-based compensation	127	-	-	-	-	127
Change related to ESOP shares	-	-	-	(1,610)	-	(1,610)
Net income	-	14,140	-	-	-	14,140
Cash dividends ($.91 per share)	-	(4,086)	-	-	-	(4,086)
Purchase of 63,469 shares of common stock	-	-	-	-	(3,398)	(3,398)
Other comprehensive income	-	-	3,002	-	-	3,002
Balance, December 31, 2008	$13,447	$154,176	$3,649	$(23,815)	$(8,095)	$139,362
Issuance of 22,371 shares of common stock	1,070	-	-	-	-	1,070
Forfeiture of 836 shares of common stock	(41)	-	-	-	-	(41)
Share-based compensation	62	-	-	-	-	62
Income tax benefit related to share-based compensation	44	-	-	-	-	44
Change related to ESOP shares	-	-	-	915	-	915
Net income		15,985	-	-	-	15,985
Cash dividends ($.91 per share)	-	(4,041)	-	-	-	(4,041)
Purchase of 39,806 shares of common stock	-	-	-	-	(2,132)	(2,132)
Other comprehensive income	-	-	551	-	-	551
Balance, December 31, 2009	$14,582	$166,120	$4,200	$(22,900)	$(10,227)	$151,775

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(Amounts In Thousands)

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$15,985	$14,140	$16,143
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,414	2,237	2,249
Provision for loan losses	11,947	11,507	3,529
Share-based compensation	62	21	42
Compensation expensed through issuance of common stock	111	234	133
Excess tax benefits related to share-based compensation	(44)	(127)	(145)
Forfeiture of common stock	(41)	(51)	(54)
Provision for deferred income taxes	(273)	(3,088)	(1,303)
Flood-related loss on disposal of property and equipment	-	345	-
Net loss (gain) on sale of other real estate owned and other repossessed assets	1,054	96	(14)
Decrease (increase) in accrued interest receivable	760	954	(1,099)
Amortization of discount on investment securities, net	768	424	310
Increase in prepaid FDIC insurance	(6,947)	-	-
(Increase) decrease in other assets	(1,388)	(3,724)	474
Increase in accrued interest and other liabilities	197	2,940	2,049
Loans originated for sale	(291,169)	(131,577)	(114,169)
Proceeds on sales of loans	295,557	131,153	112,119
Net gain on sales of loans	(3,874)	(1,274)	(934)
Net cash and cash equivalents provided by operating activities	25,119	24,210	19,330

Cash Flows from Investing Activities
Proceeds from maturities of investment securities:
Available for sale	48,428	47,473	36,592
Held to maturity	-	-	170
Purchases of investment securities available for sale	(47,844)	(43,826)	(56,758)
Loans made to customers, net of collections	(51,771)	(129,869)	(78,030)
Proceeds on sale of other real estate owned and other repossessed assets	6,557	1,025	1,143
Purchases of property and equipment	(5,225)	(4,968)	(1,408)
Investment in tax credit real estate, net	(6,712)	(3,262)	(1,692)
Net cash used in investing activities	(56,567)	(133,427)	(99,983)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2009, 2008 and 2007
(Amounts In Thousands)

	2009	2008	2007
Cash Flows from Financing Activities
Net increase in deposits	109,541	93,960	36,517
Net (decrease) increase in short-term borrowings	(31,403)	12,861	28,013
Borrowings from FHLB	-	20,000	60,000
Payments on FHLB borrowings	(40,000)	(20,348)	(30,031)
Borrowings from FRB	-	1,650	9,000
Payments on FRB borrowings	-	(1,650)	(9,000)
Stock options exercised	959	293	193
Excess tax benefits related to share-based compensation	44	127	145
Purchase of treasury stock	(2,132)	(3,398)	(1,325)
Dividends paid	(4,041)	(4,086)	(3,873)
Net cash provided by financing activities	32,968	99,409	89,639

Increase (decrease) in cash and cash equivalents	$1,520	$(9,808)	$8,986

Cash and cash equivalents:
Beginning of year	22,575	32,383	23,397
End of year	$24,095	$22,575	$32,383

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$25,842	$29,178	$35,550
Interest paid on other obligations	11,872	14,616	14,675
Income taxes paid	7,854	7,592	7,877

Noncash financing activities:
(Decrease) increase in maximum cash obligation related to ESOP shares	$(915)	$1,610	$1,265
Transfers to other real estate owned	5,074	5,756	850

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies

Nature of activities:  Hills Bancorporation (the "Company") is a holding company engaged in the business of commercial banking.  The Company's subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involves certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2009 may change in the near-term future and that the effect could be material to the consolidated financial statements.

Subsequent Events:  The Company evaluates events that occur after the balance sheet date for disclosure but before financial statements are issued or are available to be issued.

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

Investment securities:  Held-to-maturity securities consisted solely of debt securities, which the Company had the positive intent and ability to hold to maturity and were stated at amortized cost.    Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2009 and 2008.

Stock of the Federal Home Loan Bank is carried at cost.  The Company has evaluated the stock and determined there is no impairment.

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

Loans are considered non-performing when, based on current information and events, it is probable the Bank will not be able to collect all amounts due.  A non-performing loan includes any loan that has been placed on nonaccrual status and restructured loans.  They also include loans, based on current information and events, that it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement.  The portion of the allowance for loan losses applicable to non-performing loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or on the fair value of the collateral for collateral dependent loans.  The entire change in present value of expected cash flows of non-performing loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.  Interest income on nonaccrual loans is recognized on the cash basis.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties and a multi-tenant rental property for persons with disabilities, all which are affordable housing projects as of December 31, 2009.  The Bank has a 99% limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The properties are recorded at cost less accumulated depreciation.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   Beginning with the adoption of FASB ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”, Income Taxes) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2009, the Company had no material unrecognized tax benefits.

Goodwill:  Goodwill represents the excess of cost over the fair value of the net assets acquired, and is not subject to amortization, but requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life.

Prepaid FDIC insurance:  Prepaid FDIC insurance represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The expense for the FDIC insurance will be recorded on a quarterly basis as premiums are assessed.

Other real estate:   Other real estate represents property acquired through foreclosures and settlements of loans.  Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs.  The Bank will obtain updated appraisals to determine the estimated fair value of the property based on the type of collateral securing the loan and the date of the latest appraisal.  Subsequent write downs estimated on the basis of later valuations, gains or losses on sales and net expenses incurred in maintaining such properties are charged to other non-interest expense.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Earning per share:   Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  The following table presents calculations of earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(Amounts In Thousands)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	4,440,545	4,490,107	4,503,738
Weighted average number of net shares issued (redeemed)	(17,843)	(22,122)	(4,158)
Weighted average shares outstanding (basic)	4,422,702	4,467,985	4,499,580
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	12,812	15,202	19,495
Weighted average number of shares (diluted)	4,435,514	4,483,187	4,519,075

Net income (In Thousands)	$15,985	$14,140	$16,143

Earnings per share:
Basic	$3.61	$3.16	$3.59
Diluted	$3.60	$3.15	$3.57

Stock awards and options:   Compensation expense for stock issued through the stock award plan is accounted for using the fair value method prescribed by FASB ASC 718, “Share-Based Payment” (“ASC 718”).  Under this method, compensation expense is measured and recognized for all stock-based awards made to employees and directors based on the fair value of each option as of the date of the grant.

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

Loans:  The Company does not record loans at fair value on a recurring basis.  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality utilizing an entrance price concept.  The Company does record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or appraised value of the collateral or (2) the full charge-off of the loan carrying value.

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

Valuation methodologies have not changed during the year ended December 31, 2009.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$99,090	$102,555	$-	$201,645

Total	$99,090	$102,555	$-	$201,645

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$99,849	$100,463	$-	$200,312

Total	$99,849	$100,463	$-	$200,312

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis in 2009 that were still held on the balance sheet at December 31, 2009, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

					Year Ended
	December 31, 2009				December 31, 2009
	Level 1	Level 2	Level 3	Total	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$9,905	$-	$9,905	$3,040
Foreclosed assets (2)	-	1,396	-	$1,396	608
Total	$-	$11,301	$-	$11,301	$3,648

					Year Ended
	December 31, 2008				December 31, 2008
	Level 1	Level 2	Level 3	Total	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$4,850	$-	$4,850	$1,417

Total	$-	$4,850	$-	$4,850	$1,417

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Reclassifications: Certain prior year amounts may be reclassified to conform to the current year presentation.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Investment Securities

Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The Company had no securities designated as trading in its portfolio at December 31, 2009 or 2008.  The carrying amount of available-for-sale securities and their approximate fair values were as follows December 31 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

December 31, 2009:
Other securities (FHLB, FHLMC and FNMA)	$95,745	$3,355	$(10)	$99,090
State and political subdivisions	99,099	3,562	(106)	102,555
Total	$194,844	$6,917	$(116)	$201,645

December 31, 2008:
Other securities (FHLB, FHLMC and FNMA)	$95,642	$4,207	$-	$99,849
State and political subdivisions	98,760	1,774	(71)	100,463
Total	$194,402	$5,981	$(71)	$200,312

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2009, were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$34,124	$34,572
Due after one year through five years	115,089	119,924
Due after five years through ten years	44,903	46,394
Due over ten years	728	755
Total	$194,844	$201,645

As of December 31, 2009, investment securities with a carrying value of $68,534,000 were pledged to collateralize public deposits, short-term borrowings and for other purposes, as required or permitted by law.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Investment Securities (Continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008 (in thousands):

	Less than 12 months				12 months or more				Total
2009			Unrealized				Unrealized				Unrealized
Description	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
of Securities

Other securities
(FHLB, FHLMC and FNMA)	1	$996	$(10)	1.00%	-	$-	$-	-	1	$996	$(10)	1.00%

State and political subdivisions	35	7,929	(106)	1.34%	-	-	-	-	35	7,929	(106)	1.34%

Total temporarily impaired securities	36	$8,925	$(116)	1.30%	-	$-	$-	-	36	$8,925	$(116)	1.30%

	Less than 12 months				12 months or more				Total
2008			Unrealized				Unrealized				Unrealized
Description	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
of Securities

Other securities
(FHLB, FHLMC and FNMA)	-	$-	$-	-	-	$-	$-	-	-	$-	$-	-

State and political subdivisions	27	8,538	(56)	0.66%	10	1,684	(15)	0.89%	37	10,222	(71)	0.69%

Total temporarily impaired securities	27	$8,538	$(56)	0.66%	10	$1,684	$(15)	0.89%	37	$10,222	$(71)	0.69%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses as of December 31, 2009 included 34 issues which are A3 or better rated, general obligation bonds. One municipal bond is rated Baa1 which represents an issue of less than investment grade.   The fair value of this bond is $191,000 while its amortized cost is $193,000 representing an unrealized loss of $2,000.  The other securities with gross unrealized losses was a Federal Home Loan Bank issue which is rated AAA.  Therefore, none of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The cause of the unrealized losses is due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities until a recovery of fair value or maturity.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans

The composition of loans is as follows:

	December 31,
	2009	2008
	(Amounts In Thousands)

Agricultural	$64,598	$64,198
Commercial and financial	153,997	162,170
Real estate:
Construction, 1 to 4 family residential	25,821	29,343
Construction, land development and commercial	95,955	111,006
Mortgage, farmland	87,300	83,499
Mortgage, 1 to 4 family first liens	470,328	444,474
Mortgage, 1 to 4 family junior liens	114,742	117,086
Mortgage, multi-family	190,180	180,525
Mortgage, commercial	295,070	270,158
Loans to individuals	25,405	26,823
Obligations of state and political subdivisions	9,745	8,218
	$1,533,141	$1,497,500
Less allowance for loan losses	29,160	27,660
	$1,503,981	$1,469,840

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Amounts In Thousands)

Balance, beginning	$27,660	$19,710	$17,850
Charge-offs:
Agricultural	82	99	343
Commercial and financial	5,161	1,359	1,422
Real estate:
Construction, 1 to 4 family residential	124	47	45
Construction, land development and commercial	312	15	-
Mortgage, farmland	22	-	58
Mortgage, 1 to 4 family first liens	1,438	1,205	141
Mortgage, 1 to 4 family junior liens	1,626	964	321
Mortgage, multi-family	398	92	-
Mortgage, commercial	1,774	104	57
Loans to individuals	515	604	531
	11,452	4,489	2,918
Recoveries:
Agricultural	20	61	44
Commercial and financial	415	340	479
Real estate:
Construction, 1 to 4 family residential	49	-	2
Mortgage, farmland	1	4	18
Mortgage, 1 to 4 family first liens	49	25	89
Mortgage, 1 to 4 family junior liens	187	79	130
Mortgage, multi-family	-	95	2
Mortgage, commercial	7	33	58
Loans to individuals	277	295	427
	1,005	932	1,249
Net charge-offs	10,447	3,557	1,669
Provision charged to expense	11,947	11,507	3,529
Balance, ending	$29,160	$27,660	$19,710

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

Information about non-performing loans as of and for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(Amounts In Thousands)

Non-performing loans receivable for which there is a related allowance for loan losses	$5,720	$9,050	$4,950
Non-performing loans receivable for which there is no related allowance for loan losses	69,545	43,136	34,633
Total	$75,265	$52,186	$39,583

Related allowance for credit losses on non-performing loans	$1,336	$3,551	$355
Average balance of non-performing loans (includes non-accrual and restructed loans)	70,305	41,447	32,246
Nonaccrual loans (included as non-performing loans)	5,360	2,535	4,948
Loans past due ninety days or more and still accruing	7,009	5,049	6,019
Restructured loans (included as non-performing loans)	15,135	4,478	-
Interest income recognized on non-performing loans	3,979	2,582	2,554
Interest income forfeited on non-accrual loans	391	163	279

Non-performing loans increased by $23.1 million from December 31, 2008 to December 31, 2009.  Non-performing loans include any loan that has been placed on nonaccrual status and restructured loans.  Non-performing loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  These loans are also considered impaired loans.  The increase in non-performing loans is due to the deterioration of credit quality related to multiple borrowers including five unrelated land development borrowers with aggregate loan balances of $9.4 million, one agricultural production operation with an aggregate loan balance of $4.6 million, four unrelated borrowers with multi-family real estate loans with aggregate balances of $3.7 million and three unrelated borrowers with commercial real estate loans with aggregate balances of $3.1 million.  The remainder of the increase in non-performing loans is due to unrelated borrower relationships of less than $1.0 million and the continued deterioration in economic conditions.  Non-performing loans at December 31, 2009 includes $15.4 million of loans related to the June 2008 floods in the Bank’s trade area.  Most of the non-performing loans are secured by real estate and are believed to be adequately collateralized.

Loans 90 days past due that are still accruing interest increased $2.0 million from December 31, 2008 to December 31, 2009. The average balance of the past due loans also increased in 2009 as compared to 2008.  The average past due loan balance was $95,000 as of December 31, 2009 compared to $78,000 as of December 31, 2008.  The loans 90 days past due and still accruing are believed to be adequately collateralized.   Loans are placed on non-accrual status when management believes the collection of future principal and interest is not reasonably assured.

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk.  Loans for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due, charged-off and recovered loans, volume growth, trends in problem and watch loans, current economic factors, and other relevant factors.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2009	2008
	(Amounts In Thousands)

Land	$5,598	$5,598
Buildings and improvements	23,650	20,107
Furniture and equipment	20,030	18,143
	49,278	43,848
Less accumulated depreciation	22,861	20,242
Net	$26,417	$23,606

Note 5. Interest-Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2009	2008
	(Amounts In Thousands)

NOW and other demand	$209,440	$191,101
Savings	334,802	263,670
Time, $100,000 and over	174,909	161,910
Other time	444,118	451,906
	$1,163,269	$1,068,587

Brokered deposits totaled $13.0 million and $10.4 million as of December 31, 2009 and 2008, respectively with an average interest rate of 2.04% and 3.28% as of December 31, 2009 and 2008, respectively.  As of December 31, 2009, brokered deposits of $2.0 million are included in savings deposits and $11.0 million are included in time deposits.  At December 31, 2009, there were $5.0 million of brokered time deposits in increments greater than $100,000.  There were no brokered time deposits greater than $100,000 at December 31, 2008.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Interest-Bearing Deposits (Continued)

Time deposits have a maturity as follows:

	December 31,
	2009	2008
	(Amounts In Thousands)
Due in one year or less	$336,874	$357,052
Due after one year through two years	162,990	165,621
Due after two years through three years	95,908	71,179
Due after three years through four years	12,650	9,307
Due over four years	10,605	10,657
	$619,027	$613,816

Note 6. Short-Term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with a maturity of less than one year):

	December 31,
	2009	2008
	(Amounts In Thousands)
Federal funds purchased, secured by other securities (FHLB, FHLMC and FNMA)	$33,066	$53,387
Repurchase agreements with customers, renewable daily, interest payable monthly, secured by other securities (FHLB, FHLMC and FNMA)	33,505	38,499
Repurchase agreements with customers, interest fixed, maturities of less than one year, secured by other securities (FHLB, FHLMC and FNMA)	1,963	8,051
	$68,534	$99,937

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2009 and 2008 was 0.76% and 1.20%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of investment securities.  The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate.  The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers.  At December 31, 2009, $35.5 million of securities sold under repurchase agreements with a weighted average interest rate of 1.12%, maturing in 2010, were collateralized by investment securities having an amortized cost of $35.5 million.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.   Federal Home Loan Bank Borrowings

As of December 31, 2009 and 2008, the borrowings were as follows:

	2009	2008
(Effective interest rates as of December 31, 2009)	(Amounts In Thousands)

Due 2009	$-	$40,000
Due 2010, 5.77% to 6.61%	40,000	40,000
Due 2015, 3.70% to 4.56%	60,000	60,000
Due 2016, 4.46% to 4.69%	45,000	45,000
Due 2017, 4.09% to 4.89%	60,000	60,000
Due 2018, 3.65%	20,000	20,000
	$225,000	$265,000

All of the borrowings are callable by the FHLB with call dates ranging from 2010 through 2013.  $40,000,000 of the borrowings are due January 2010 and $85,000,000 of the borrowings are callable in the first quarter of 2010.  The advances are unlikely to be called unless rates would increase significantly.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $12,453,000 and $14,247,200 at December 31, 2009 and 2008, respectively.  Collateral is provided by the Company’s 1-4 family mortgage loans totaling $303,750,000 at December 31, 2009 and $331,250,000 at December 31, 2008.  The Company also has the ability to borrow against commercial real estate and multi-family loans totaling $148,294,000, as of December 31, 2009 and there was $0 borrowed against this collateral.

Note 8.   Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1,030,000, $137,000 and $140,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The increase in 2009 was due to the 6.5% discretionary contribution being allocated entirely to the ESOP with no allocation to the Company’s profit sharing plan.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  Effective June 30, 2005, as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company began obtaining a quarterly independent appraisal of the shares of stock.  Previously, the Company was obtaining an independent appraisal of the shares of stock on an annual basis for the Company’s ESOP.  As of December 31, 2009 and 2008, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Employee Benefit Plans (Continued)

	2009	2008

Shares held by the ESOP	432,043	433,001
Fair value per share	$53.00	$55.00
Maximum cash obligation	$22,900,000	$23,815,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The profit-sharing contribution totaled $0, $1,124,000, and $1,049,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company made matching contributions under its 401(k) plan of $134,000 in 2009, $118,000 in 2008 and $111,000 in 2007 and each such amount is included in salaries and employee benefits.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $3.0 million at December 31, 2009 and 2008.  Expense related to the deferred compensation plan was $129,000, $177,000 and $198,000 for 2009, 2008 and 2007, respectively and is included in salaries and employee benefits expense.   Expenses related to the deferred compensation plan decreased from 2008 which is primarily the result of the change in the appraised value of the Company’s common stock during 2009.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totals $1.3 million and $1.2 million at December 31, 2009 and 2008, respectively.  The reduction of expense of $26,000 for 2009 was due to the decrease in the value of the Company’s stock and is included in other noninterest expenses.  Expense related to the directors’ deferred compensation plan was $61,000 and $73,000 for 2008 and 2007, respectively, and is included in other noninterest expenses.

The Company has a Stock Option and Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the plan, the aggregate number of options and shares granted cannot exceed 198,000 shares. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Director options granted on or before December 31, 2006 may be exercised immediately.  Director options granted on or after January 1, 2007, and officers' rights under the plan vest over a five-year period from the date of the grant.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Employee Benefit Plans (Continued)

A summary of the stock options is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2006	57,195	$26.79
Granted	4,580	52.00
Exercised	(10,410)	18.55
Forfeited	(3,000)	25.67
Balance, December 31, 2007	48,365	31.02	5.05	$1,500
Granted	-	-
Exercised	(10,705)	27.37
Balance, December 31, 2008	37,660	32.05	4.36	1,207
Granted	20,000	53.00
Exercised	(20,300)	47.21
Forfeited	(4,000)	53.00
Balance, December 31, 2009	33,360	32.88	3.60	1,097

The weighted-average fair value of options granted in 2009 was $2.90 per share and $16.98 per share in 2007.  The fair value of the options decreased in 2009 due to a three week vesting period compared to a ten year vesting period in 2007.  There were no stock options granted in 2008.  The intrinsic value of options exercised was $958,000 and $293,000 for 2009 and 2008, respectively.

The fair value of each option is estimated as of the date of grant using a Black Scholes option pricing model.  The expected lives of options granted incorporate historical employee exercise behavior.  The risk-free rate for periods that coincide with the expected life of the options is based on the one month treasury interest rate swap rate as published by the Federal Reserve Bank for 2009 and was based on the 10 year treasury interest rate swap rate as published by the Federal Reserve Bank for 2007.  Expected volatility is based on volatility levels of the Company’s peer’s common stock as the Company’s stock has limited trading activity.  Expected dividend yield was based on historical dividend rates. Significant assumptions include:

	2009	2008	2007

Risk-free interest rate	0.06%	n/a	5.21%
Expected option life	21 days	n/a	7.5 years
Expected volatility	57.70%	n/a	25.33%
Expected dividends	1.65%	n/a	1.69%

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Employee Benefit Plans (Continued)

Other pertinent information related to the options outstanding at December 31, 2009 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$25.67	6,475	17 Months	6,475
29.33	14,925	36 Months	14,925
33.67	3,000	48 Months	3,000
34.50	2,940	52 Months	2,940
36.25	1,440	57 Months	1,440
52.00	4,580	89 Months	-
	33,360		28,780

As of December 31, 2009, the outstanding options have a weighted-average exercise price of $32.88 per share and a weighted average remaining contractual term of 3.60 years.  The intrinsic value of all options outstanding was $1,097,000 as of December 31, 2009.

As of December 31, 2009, there was $36,000 in unrecognized compensation cost for stock options granted under the plan.  This cost is expected to be recognized over a weighted-average period of 2.33 years.

As of December 31, 2008, the vested options totaled 28,780 shares with a weighted-average exercise price of $29.83 per share and a weighted-average remaining contractual term of 3.01 years. The intrinsic value for the vested options was $859,000. There were 20,000 shares with a fair value of $1,060,000 that vested in 2009.  The fair value of the 3,000 options vested during 2008 was $101,000.  The fair value of the 15,100 options vested in 2007 was $123,000.

As of December 31, 2009, 90,513 shares were available for stock options and awards.  The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 2,071 shares of common stock in 2009, 4,388 in 2008 and 2,192 in 2007 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2009, 2008 and 2007 was $187,000, $179,000 and $166,000, respectively.

Note 9.   Income Taxes

Income taxes for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007
	(Amounts In Thousands)

Current:
Federal	$4,480	$7,242	$7,091
State	1,011	1,402	1,350
Deferred:
Federal	(237)	(2,684)	(1,133)
State	(36)	(404)	(170)
	$5,218	$5,556	$7,138

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Income Taxes (Continued)

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$11,154	$10,580
Deferred compensation	1,940	1,833
Accrued expenses	687	472
State net operating loss	396	358
Gross deferred tax assets	14,177	13,243
Valuation allowance	(396)	(358)
Deferred tax asset, net of valuation allowance	13,781	12,885
Deferred income tax liabilities:
Property and equipment	1,375	936
Unrealized gains on investment securities	2,601	2,261
Goodwill	511	447
Other	402	282
Gross deferred tax liabilities	4,889	3,926
Net deferred income tax assets	$8,892	$8,959

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2010 and 2025.  The Company has recorded a valuation allowance to reduce the net operating loss carry-forwards.  At December 31, 2009 and 2008, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized.  The increase in net operating loss carry-forward in 2009 compared to 2008 reflects the additional Iowa income tax net operating loss generated during 2009 less any expiring carry-forward.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The valuation allowance increased by $38,000 and $17,000 for each of the years ended December 31, 2009 and 2008, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Income Taxes (Continued)

The net change in the deferred income taxes for the years ended December 31, 2009, 2008 and 2007 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2009	2008	2007
	(Amounts In Thousands)

Consolidated statements of income	$273	$3,088	$1,303
Consolidated statements of stockholders' equity	(340)	(1,860)	(1,185)
	$(67)	$1,228	$118

Income tax expense for the years ended December 31, 2009, 2008 and 2007 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2009		2008		2007
		% Of		% Of		% Of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Amounts In Thousands)

Expected tax expense	$7,421	35.0%	$6,893	35.0%	$8,148	35.0%
Tax-exempt interest	(1,312)	(6.2)	(1,300)	(6.6)	(1,230)	(5.2)
Interest expense limitation	150	0.7	180	0.9	212	0.9
State income taxes, net of federal income tax benefit	634	3.0	649	3.3	767	3.3
Income tax credits	(1,637)	(7.7)	(711)	(3.6)	(566)	(2.4)
Other	(38)	(0.2)	(155)	(0.8)	(193)	(0.9)
	$5,218	24.6%	$5,556	28.2%	$7,138	30.7%

Federal income tax expense for the years ended December 31, 2009, 2008 and 2007 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  On January 1, 2007, the Company adopted ASC 740.  The evaluation was performed for those tax years which remain open to audit.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2009 and 2008, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2009, 2008 and 2007, remain open for examination.  As a result of the implementation of ASC 740, the Company did not recognize any increase or decrease for unrecognized tax benefits.  There were no material unrecognized tax benefits at December 31, 2008 and December 31, 2009.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2009, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2010.

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2009 and 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual amounts and capital ratios as of December 31, 2009 and 2008, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
	Actual		Purposes	Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2009:
Company:
Total risk-based capital	$186,095	12.94%	8.00%	10.00%
Tier 1 risk-based capital	167,976	11.68	4.00	6.00
Leverage ratio	167,976	9.20	4.00	5.00
Bank:
Total risk-based capital	184,992	12.87	8.00	10.00
Tier 1 risk-based capital	166,890	11.61	4.00	6.00
Leverage ratio	166,890	9.14	4.00	5.00

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions  (Continued)

				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
	Actual		Purposes	Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2008:
Company:
Total risk-based capital	$174,402	12.64%	8.00%	10.00%
Tier 1 risk-based capital	157,028	11.38	4.00	6.00
Leverage ratio	157,028	8.99	4.00	5.00
Bank:
Total risk-based capital	174,154	12.63	8.00	10.00
Tier 1 risk-based capital	156,795	11.38	4.00	6.00
Leverage ratio	156,795	8.98	4.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8%, retained earnings of $38,851,000 as of December 31, 2009 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $3,966,000 as of December 31, 2009 and 2008.

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (“TAGP”), which provides full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the TAGP.  A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts.  The Bank elected to participate in the TAGP and the 10-basis point surcharge totaled $11,500 for the year ended December 31, 2009.  This unlimited insurance coverage is temporary and was originally scheduled to expire on December 31, 2009.  On August 26, 2009, the FDIC extended the TAGP through June 30, 2010.  The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue participation in the TAGP.  The Bank elected to continue to participate in the TAGP through June 30, 2010.  The expiration of the TAGP on June 30, 2010 could have an adverse impact on the levels of customer deposits that are sensitive to full FDIC insurance coverage.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(Amounts In Thousands)

Balance, beginning	$41,210	$38,136
Net (decrease) due to change in related parties	(5,174)	-
Advances	64,637	70,783
Collections	(69,821)	(67,709)
Balance, ending	$30,852	$41,210

Deposits from these related parties totaled $6,740,000 and $7,667,000 as of December 31, 2009 and 2008, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.   Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Amounts In Thousands)

Cash and due from banks	$24,095	$24,095	$22,575	$22,575
Investment securities	214,098	214,098	214,559	214,559
Loans	1,511,957	1,515,351	1,478,330	1,565,525
Accrued interest receivable	9,677	9,677	10,437	10,437
Deposits	1,347,427	1,350,881	1,237,886	1,237,886
Federal funds purchased and securities sold under agreements to repurchase	68,534	68,534	99,937	99,937
Borrowings from Federal Home Loan Bank	225,000	242,562	265,000	275,727
Accrued interest payable	2,341	2,341	2,914	2,914

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$289,927	$-	$309,305	$-
Letters of credit	9,724	-	12,365	-

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2009 and 2008
(Amounts In Thousands)

ASSETS	2009	2008

Cash at subsidiary bank	$1,013	$212
Investment in subsidiary bank	173,590	162,944
Other assets	1,366	1,249
Total assets	$175,969	$164,405

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$1,294	$1,228
Redeemable common stock held by ESOP	22,900	23,815
Stockholders' equity:
Capital stock	14,582	13,447
Retained earnings	166,120	154,176
Accumulated other comprehensive income	4,200	3,649
Treasury stock at cost	(10,227)	(8,095)
	174,675	163,177
Less maximum cash obligation related to ESOP shares	22,900	23,815
Total stockholders' equity	151,775	139,362
Total liabilities and stockholders' equity	$175,969	$164,405

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007
(Amounts In Thousands)

	2009	2008	2007

Interest on checking account and investment securities	$-	$-	$18
Dividends received from subsidiary	6,042	7,042	4,376
Other expenses	(234)	(255)	(273)
Income before income tax benefit and equity in undistributed income of subsidiary	5,808	6,787	4,121
Income tax benefit	82	89	89
	5,890	6,876	4,210
Equity in undistributed income of subsidiary	10,095	7,264	11,933
Net income	$15,985	$14,140	$16,143

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.    Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(Amounts In Thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$15,985	$14,140	$16,143
Noncash items included in net income:
Equity in undistributed income of subsidiary	(10,095)	(7,264)	(11,933)
Share-based compensation	62	21	42
Compensation expensed through issuance of common stock	111	234	133
Excess tax benefits related to share-based compensation	(44)	(127)	(145)
Forfeiture of common stock	(41)	(51)	(54)
Increase in other assets	(72)	(92)	(216)
Increase in liabilities	65	158	164
Net cash provided by operating activities	5,971	7,019	4,134

Cash flows from financing activities:
Stock options exercised	959	293	193
Excess tax benefits related to share-based
compensation	44	127	145
Purchase of treasury stock	(2,132)	(3,398)	(1,325)
Dividends paid	(4,041)	(4,086)	(3,873)
Net cash used in financing activities	(5,170)	(7,064)	(4,860)
Increase (decrease) in cash	801	(45)	(726)
Cash balance:
Beginning of year	212	257	983
Ending of year	$1,013	$212	$257

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.   Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $32,753,000.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2009 and 2008 is as follows:

	2009	2008
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$37,705	$38,519
Credit cards	43,658	35,407
Commercial, real estate and home construction	78,783	86,073
Commercial lines and real estate purchase loans	129,781	149,306
Outstanding letters of credit	9,724	12,365

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2009 and 2008, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2009 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2010	313
2011	269
2012	266
2013	257
2014	174
Thereafter	447
$1,726

Rent expense was $308,000, $186,000 and $215,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2009
Interest income	$23,868	$24,075	$24,040	$24,212	$96,195
Interest expense	9,958	9,746	9,069	8,368	37,141
Net interest income	$13,910	$14,329	$14,971	$15,844	$59,054
Provision for loan losses	2,436	3,481	2,357	3,673	11,947
Other income	4,726	5,049	4,681	4,453	18,909
Other expense	10,844	11,859	11,126	10,984	44,813
Income before income taxes	$5,356	$4,038	$6,169	$5,640	21,203
Income taxes	1,367	1,108	1,436	1,307	5,218
Net income	$3,989	$2,930	$4,733	$4,333	$15,985

Basic earnings per share	$0.90	$0.66	$1.07	$0.98	$3.61
Diluted earnings per share	0.90	0.66	1.06	0.98	3.60

2008
Interest income	$24,573	$24,092	$24,399	$24,411	$97,475
Interest expense	12,070	10,865	10,371	10,175	43,481
Net interest income	$12,503	$13,227	$14,028	$14,236	$53,994
Provision for loan losses	587	5,172	1,026	4,722	11,507
Other income	4,310	4,248	4,072	4,040	16,670
Other expense	9,253	10,092	10,327	9,789	39,461
Income before income taxes	$6,973	$2,211	$6,747	$3,765	19,696
Income taxes	2,184	361	2,058	953	5,556
Net income	$4,789	$1,850	$4,689	$2,812	$14,140

Basic earnings per share	$1.07	$0.41	$1.05	$0.63	$3.16
Diluted earnings per share	1.06	0.41	1.05	0.63	3.15

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2009.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

Item 9B.  Other Information

Not applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 19, 2010 for the Annual Meeting of Stockholders on April 19, 2010.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

James G. Pratt
Treasurer
Hills Bancorporation
131 Main Street
Hills, Iowa  52235

Item 11.   Executive Compensation

The information required by Item 11 of Part III is presented under the item entitled “Executive Compensation and Benefits” in the Company’s Definitive Proxy Statement dated March 19, 2010 for the Annual Meeting of Stockholders on April 19, 2010.  Such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement dated March 19, 2010 for the Annual Meeting of Stockholders on April 19, 2010.  Such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the item entitled “Loans to and Certain Other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 19, 2010 for the Annual Meeting of Stockholders on April 19, 2010.  Such information is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 19, 2010 for the Annual Meeting of Shareholders on April 19, 2010, under the heading “Independent Registered Public Accounting Firm – Audit and Other Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.   Exhibits, Consolidated Financial Statement Schedules

			Form 10-K
(a)	1.	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	62
		Consolidated balance sheets as of December 31, 2009 and 2008	63
		Consolidated statements of income for the years ended December 31, 2009, 2008, and 2007	64
		Consolidated statements of comprehensive income for the years ended December 31, 2009, 2008 and 2007	65
		Consolidated statements of stockholders' equity for the years ended December 31, 2009, 2008 and 2007	66
		Consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007	67
		Notes to consolidated financial statements	69

	2.	Financial Statements Schedules

		All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

	3.1	Articles of Incorporation filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	3.2	By-Laws filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

	10.1	Material Contract (Employee Stock Ownership Plan) filed as Exhibit 10(a) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.2	Material Contract (1993 Stock Incentive Plan) filed as Exhibit 10(b) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.3	Material Contract (1995 Deferred Compensation Plans) filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.4	Material Contract (2000 Stock Option and Incentive Plan) filed as Exhibit A to the Hills Bancorporation Proxy Statement dated March 23, 2001 is incorporated by reference.

	11	Statement Regarding Computation of Basic and Diluted Earnings Per Share on Page 104.

	21	Subsidiary of the Registrant is Attached on Page 105.

	23	Consent of Independent Registered Public Accounting Firm is Attached on Page 106.
		KPMG LLP

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 107 - 108.

	32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 109.

(b)		Reports on Form 8-K:

		The Registrant filed no reports on Form 8-K for the three months ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date: March 10, 2010	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: March 10, 2010	By: /s/James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date: March 10, 2010	By: /s/Willis M. Bywater
Willis M. Bywater, Director

Date: March 10, 2010	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date: March 10, 2010	By: /s/Thomas J. Gill
Thomas J. Gill, Director

Date: March 10, 2010	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date: March 10, 2010	By: /s/James A. Nowak
James A. Nowak, Director

Date: March 10, 2010	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date: March 10, 2010	By: /s/John W. Phelan
John W. Phelan, Director

Date: March 10, 2010	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date: March 10, 2010	By: /s/Ronald E. Stutsman
Ronald E. Stutsman, Director

Date: March 10, 2010	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2009

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2009 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share	104

21	Subsidiary of the Registrant	105

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP	106

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	107-108

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	109