Form 10-Q
period 2010-03-31
HILLS BANCORPORATION
filed 2010-05-07
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

☑ Yes  ☐ No

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At April 30, 2010

Common Stock, no par value	4,415,829

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)

Cash and cash equivalents	$80,434	$24,095
Investment securities available for sale at fair value (amortized cost March 31, 2010 $192,433; December 31, 2009 $194,844)	198,576	201,645
Stock of Federal Home Loan Bank	11,060	12,453
Loans held for sale	3,861	7,976
Loans, net of allowance for loan losses (March 31, 2010 $29,840;
December 31, 2009 $29,160)	1,505,845	1,503,981
Property and equipment, net	26,782	26,417
Tax credit real estate	18,103	18,777
Accrued interest receivable	9,897	9,677
Deferred income taxes, net	9,448	8,892
Other real estate owned and repossessed assets	3,770	3,227
Goodwill	2,500	2,500
Prepaid FDIC insurance	6,479	6,947
Other assets	3,650	4,039
	$1,880,405	$1,830,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$177,654	$184,158
Interest-bearing deposits	1,280,235	1,163,269
Total deposits	$1,457,889	$1,347,427
Short-term borrowings	33,342	68,534
Federal Home Loan Bank borrowings	195,000	225,000
Accrued interest payable	2,230	2,341
Other liabilities	16,606	12,649
	$1,705,067	$1,655,951

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$23,300	$22,900

STOCKHOLDERS' EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued March 31, 2010 4,619,014 shares; December 31, 2009 4,618,962 shares	$-	$-
Paid in capital	14,591	14,582
Retained earnings	167,481	166,120
Accumulated other comprehensive income	3,793	4,200
Treasury stock at cost (March 31, 2010 202,331 shares; December 31, 2009 196,688 shares)	(10,527)	(10,227)
	$175,338	$174,675
Less maximum cash obligation related to ESOP shares	23,300	22,900
	$152,038	$151,775
	$1,880,405	$1,830,626

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Loans, including fees	$21,799	$22,057
Investment securities:
Taxable	875	966
Nontaxable	824	841
Federal funds sold	2	4
Total interest income	$23,500	$23,868
Interest expense:
Deposits	$5,099	$6,562
Short-term borrowings	142	233
FHLB borrowings	2,063	3,173
Total interest expense	$7,304	$9,968
Net interest income	$16,196	$13,900
Provision for loan losses	2,065	2,436
Net interest income after provision for loan losses	$14,131	$11,464
Other income:
Net gain on sale of loans	$545	$1,180
Trust fees	960	830
Service charges and fees	1,922	1,816
Rental revenue on tax credit real estate	462	308
Other noninterest income	1,079	592
	$4,968	$4,726
Other expenses:
Salaries and employee benefits	$5,442	$5,201
Occupancy	761	773
Furniture and equipment	1,015	929
Office supplies and postage	345	340
Advertising and business development	357	451
Outside services	1,892	1,457
Rental expenses on tax credit real estate	512	413
FDIC insurance assessment	774	525
Net loss on sale of other real estate owned and other repossessed assets	141	464
Other noninterest expense	317	281
	$11,556	$10,834
Income before income taxes	$7,543	$5,356
Income taxes	2,158	1,367
Net income	$5,385	$3,989

Earnings per share:
Basic	$1.22	$0.90
Diluted	1.21	0.90

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended
	March 31,
	2010	2009

Net income	$5,385	$3,989

Other comprehensive loss:
Unrealized holding losses arising during the period, net of income taxes, 2010 $(251); 2009 $(2)	(407)	(2)

Comprehensive income	$4,978	$3,987

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

				Maximum
				Cash
			Accumulated	Obligation
			Other	Related
	Paid In	Retained	Comprehensive	To ESOP	Treasury
	Capital	Earnings	Income (Loss)	Shares	Stock	Total

Balance, December 31, 2008	$13,447	$154,176	$3,649	$(23,815)	$(8,095)	$139,362
Issuance of 607 shares of common stock	33	-	-	-	-	33
Forfeiture of 157 shares of common stock	(8)	-	-	-	-	(8)
Share-based compensation	4	-	-	-	-	4
Net income	-	3,989	-	-	-	3,989
Cash dividends ($.91 per share)	-	(4,041)	-	-	-	(4,041)
Purchase of 10,630 shares of common stock	-	-	-	-	(585)	(585)
Other comprehensive loss	-	-	(2)	-	-	(2)
Balance, March 31, 2009	$13,476	$154,124	$3,647	$(23,815)	$(8,680)	$138,752

Balance, December 31, 2009	$14,582	$166,120	$4,200	$(22,900)	$(10,227)	$151,775
Issuance of 302 shares of common stock	16	-	-	-	-	16
Forfeiture of 250 shares of common stock	(11)	-	-	-	-	(11)
Share-based compensation	4	-	-	-	-	4
Change related to ESOP shares	-	-	-	(400)	-	(400)
Net income	-	5,385	-	-	-	5,385
Cash dividends ($.91 per share)	-	(4,024)	-	-	-	(4,024)
Purchase of 5,643 shares of common stock	-	-	-	-	(300)	(300)
Other comprehensive loss	-	-	(407)	-	-	(407)
Balance, March 31, 2010	$14,591	$167,481	$3,793	$(23,300)	$(10,527)	$152,038

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$5,385	$3,989
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	626	602
Provision for loan losses	2,065	2,436
Share-based compensation	4	4
Forfeiture of common stock	(11)	(8)
Compensation expensed through issuance of common stock	16	33
Provision for deferred income taxes	(305)	83
Net loss on sale of other real estate owned and other repossessed assets	141	464
Increase in accrued interest receivable	(220)	(190)
Amortization of discount on investment securities, net	209	147
Decrease in prepaid FDIC insurance	468	-
Decrease (increase) in other assets	389	(119)
Increase in accrued interest payable and other liabilities	3,846	1,436
Loans originated for sale	(38,853)	(88,232)
Proceeds on sales of loans	43,513	94,529
Net gain on sales of loans	(545)	(1,180)
Net cash and cash equivalents provided by operating activities	$16,728	$13,994

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$14,378	$10,770
Purchases of investment securities available for sale	(10,783)	(11,711)
Loans made to customers, net of collections	(4,962)	(1,305)
Proceeds on sale of other real estate owned and other repossessed assets	349	3,772
Purchases of property and equipment	(991)	(949)
Investment in tax credit real estate, net	674	547
Net cash (used in) provided by investing activities	$(1,335)	$1,124

Cash Flows from Financing Activities
Net increase in deposits	$110,462	$131,636
Net decrease in short-term borrowings	(35,192)	(63,898)
Borrowings from FHLB	10,000	-
Payments on FHLB borrowings	(40,000)	-
Purchase of treasury stock	(300)	(585)
Dividends paid	(4,024)	(4,041)
Net cash provided by financing activities	$40,946	$63,112

(Continued)

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Amounts In Thousands)

	Three Months Ended
	March 31,
	2010	2009

Increase in cash and cash equivalents	$56,339	$78,230

Cash and cash equivalents:
Beginning of year	24,095	22,575
End of period	$80,434	$100,805

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$5,210	$6,590
Interest paid on other obligations	2,205	3,396
Income taxes	-	1,079

Noncash financing activities:

Increase in maximum cash obligation related to ESOP shares	$400	$-
Transfers to other real estate owned	1,033	659

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

Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2009 filed with the Securities Exchange Commission on March 10, 2010.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended
	March 31,
	2010	2009

Common shares outstanding at the beginning of the period	4,422,274	4,440,545
Weighted average number of net shares redeemed	(2,864)	(2,673)
Weighted average shares outstanding (basic)	4,419,410	4,437,872
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	12,930	15,457
Weighted average number of shares (diluted)	4,432,340	4,453,329

Net income (In Thousands)	$5,385	$3,989

Earnings per share:
Basic	$1.22	$0.90
Diluted	$1.21	$0.90

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.           Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASU No. 2009-16, Accounting for Transfers of Financial Assets – an amendment of FASB ASC 860 (“ASU No. 2009-16”).  ASU No. 2009-16 eliminates the concept of a qualified special-purpose entity and its exemption from consolidation in a transferor’s financial statements, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, modifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets are initially measured, removes the guaranteed mortgage securitization recharacterization provisions and requires additional disclosures.   ASU No. 2009-16 is effective for financial statements issued after November 15, 2009.    The Company adopted this standard effective on January 1, 2010 and the adoption of ASU No. 2009-16 did not have a significant effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASU No. 2009-17, Amendments to FASB ASC 810 (“ASU No. 2009-17”).  ASU No. 2009-17 eliminates FASB ASC 810’s exceptions to consolidated qualified special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”).  ASU 2009-17 also clarifies the characteristics that identify a VIE.  In addition, ASU No. 2009-17 contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provision of FASB ASC 810.  ASU No. 2009-17 is effective for financial statements issued after November 15, 2009.    The Company adopted this standard effective on January 1, 2010 and the adoption of ASU No. 2009-17 did not have a significant effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).   ASU No. 2010-06 modifies FASB ASC 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  ASU No. 2010-06 is effective for financial statements issued for the year beginning after December 15, 2009.  The Company adopted this standard effective on January 1, 2010 and the adoption of ASU No. 2010-06 did not have a significant effect on the Company’s consolidated financial statements.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.           Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments under ASC 820, Financial Instruments, as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Amounts In Thousands)

Cash and due from banks	$80,434	$80,434	$24,095	$24,095
Investment securities	209,636	209,636	214,098	214,098
Loans	1,509,706	1,523,979	1,511,957	1,515,351
Accrued interest receivable	9,897	9,897	9,677	9,677
Deposits	1,457,889	1,460,421	1,347,427	1,350,881
Short-term borrowings	33,342	33,342	68,534	68,534
Federal Home Loan Bank borrowings	195,000	211,721	225,000	242,562
Accrued interest payable	2,230	2,230	2,341	2,341

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$279,281	$-	$289,927	$-
Letters of credit	9,513	-	9,724	-

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

Other real estate owned and other repossessed assets:  Other real estate owned and other repossessed assets consist mainly of other real estate owned but may include other types of assets repossessed by the Company.  Other real estate owned assets are adjusted to the lower of carrying value or fair value less the cost of disposal upon transfer of the loans to other real estate owned.   Fair value is generally based upon independent market prices or appraised values of the collateral.  The value of other real estate assets is evaluated periodically.  Other real estate assets are classified as Level 2.

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

Stock of Federal Home Loan Bank:  There are generally restrictions on the sale and/or liquidation of this investment.  The carrying value of stock of the Federal Home Loan Bank approximates fair value.

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

Federal Home Loan Bank borrowings:  Federal Home Loan Bank borrowings are recorded at historical cost.  The fair values of the borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest payable:  The fair value of accrued interest payable equals the amount payable due to the current nature of the amounts payable.

Valuation methodologies have not changed during the quarter ended March 31, 2010.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$97,320	$101,256	$-	$198,576

Total	$97,320	$101,256	$-	$198,576

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2010.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.           Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis in 2010 that were still held on the balance sheet at March 31, 2010, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at quarter end.

					Quarter Ended
	March 31, 2010				March 31, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$5,875	$-	$5,875	$242
Other real estate (2)	-	1,272	-	1,272	144
Total	$-	$7,147	$-	$7,147	$386

(1)	Represents carrying value after related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(2)	Represents the fair value and related losses of other real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Note 5.           Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  This authorization is set to expire on December 31, 2013.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 202,331 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2010.  Of these 202,331 shares, 5,643 shares were purchased during the quarter ended March 31, 2010, at an average price per share of $53.15.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$37,504	$37,705
Credit card participations	44,636	43,658
Commercial, real estate and home construction	65,238	78,783
Commercial lines and real estate purchase loans	131,903	129,781
Outstanding letters of credit	9,513	9,724

Note 7.           Income Taxes

Federal income tax expense for the three months ended March 31, 2010 and 2009 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2009 and 2008, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2009, 2008 and 2007, remain open for examination.  There were no material unrecognized tax benefits on December 31, 2009 and March 31, 2010.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of March 31, 2010, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve-month period ending March 31, 2011.

Income taxes as a percentage of income before taxes were 28.61% in 2010 and 25.52% in 2009.  The increase in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following is management’s discussion and analysis of the financial condition of Hills Bancorporation (“Hills Bancorporation” or the “Company”) and its banking subsidiary Hills Bank and Trust Company (the “Bank”) for the dates and periods indicated.  The discussion should be read in conjunction with the consolidated financial statements and the accompanying footnotes.

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

—	The ability of the Company to develop and maintain secure and reliable electronic systems.

—	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

—	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

—	The economic impact of natural disasters, terrorist attacks and military actions.

—	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

—	The costs, effects and outcomes of existing or future litigation.

—	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

—	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management's Discussion and Analysis of Financial Condition and Results of Operations. Although management believes the levels of the allowance as of March 31, 2010 and December 31, 2009 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At March 31, 2010, the Bank has fourteen full service locations and a trust and wealth management location.

Net income for the three months ended March 31, 2010 was $5.39 million compared to $3.99 million for the first quarter of 2009, an increase of 35.0%. The $1,396,000 increase in net income was caused by a number of factors. The principal factors were the increase in net interest income of $2,296,000, the increase in other noninterest income of $487,000, the decrease in the provision for loan losses expense of $371,000 and a decrease in net loss on sale of other real estate owned and other repossessed assets of $323,000.  The changes in these were partially offset by items including a decrease in net gain on sale of loans of $635,000, an increase in outside services expense of $435,000 and an increase in income tax expense of $791,000.
Return on average equity was 14.14% for the three months ended March 31, 2010 compared to 11.32% for the same period in 2009. Return on average assets was 1.18% in 2010 compared to 0.89% in 2009.  Return on average assets and return on average equity are calculated based on annualized income for the first three months of the year.  Dividends of $.91 per share were paid in January 2010 to 1,690 shareholders.  The 2010 dividend was the same dividend per share as paid in January 2009.

The Bank’s net interest income is the largest component of revenue and it is a function of the average earnings assets and the net interest margin percentage.  For the period ended March 31, 2010, the Bank achieved a net interest margin on a tax-equivalent basis of 3.96% compared to 3.44% in 2009.   Average earning assets were $1.712 billion in 2010 and $1.698 billion in 2009.

Highlights noted on the balance sheet as of March 31, 2010 for the Company included the following:

•	Total assets are $1.880 billion, an increase of $49.78 million since December 31, 2009.
•	Cash and cash equivalents are $80.43 million, an increase of $56.34 million since December 31, 2009.
•	Net loans are $1.510 billion, a decrease of $2.25 million since December 31, 2009.
•	Deposit growth of $110.46 million since December 31, 2009.
•	Short-term borrowings decreased $35.19 million since December 31, 2009.
•	Federal Home Loan Bank borrowings decreased $30.0 million since December 31, 2009

Reference is made to Note 4 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met twice during the first quarter of 2010.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury markets normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2010, the average rate indexes for the one, three and five year indexes were 0.42%, 1.62% and 2.55%, respectively.  The one year index decreased 26.32% from 0.57% at March 31, 2009, the three year index increased 40.87% and the five year index increased 52.69%.  The three year index was 1.15% and the five year index was 1.67% at March 31, 2009.  During this same period, the average federal funds rate remained the same at 0.25%.

A detailed discussion of the financial position and results of operations follows this overview.

Financial Position

The tables below set forth the composition of the loan portfolio as of March 31, 2010 and December 31, 2009 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$65,865	4.29%	$64,598	4.21%
Commercial and financial	147,109	9.58	153,997	10.04
Real estate:
Construction, 1 to 4 family residential	26,715	1.74	25,821	1.68
Construction, land development and commercial	97,229	6.33	95,955	6.26
Mortgage, farmland	88,074	5.74	87,300	5.70
Mortgage, 1 to 4 family first liens	470,499	30.64	470,328	30.68
Mortgage, 1 to 4 family junior liens	114,702	7.47	114,742	7.48
Mortgage, multi-family	192,468	12.53	190,180	12.40
Mortgage, commercial	299,304	19.49	295,070	19.25
Loans to individuals	23,866	1.55	25,405	1.66
Obligations of state and political subdivisions	9,854	0.64	9,745	0.64
	$1,535,685	100.00%	$1,533,141	100.00%
Less allowance for loan losses	29,840		29,160
	$1,505,845		$1,503,981

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

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Amounts In Thousands)

Balance, beginning	29,160	$27,660
Charge-offs:
Agricultural	8	-
Commercial and financial	884	685
Real estate:
Construction, 1 to 4 family residential	24	-
Construction, land development and commercial	132	-
Mortgage, farmland	13	-
Mortgage, 1 to 4 family first liens	295	625
Mortgage, 1 to 4 family junior liens	123	87
Mortgage, multi-family	19	95
Mortgage, commercial	169	50
Loans to individuals	81	179
	1,748	1,721

Recoveries:
Agricultural	2	3
Commercial and financial	151	103
Real estate:
Construction, 1 to 4 family residential	1	-
Mortgage, farmland	-	1
Mortgage, 1 to 4 family first liens	48	17
Mortgage, 1 to 4 family junior liens	36	34
Mortgage, commercial	31	-
Loans to individuals	94	67
	363	225
Net charge-offs	1,385	1,496
Provision charged to expense	2,065	2,436
Balance, ending	$29,840	$28,600

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at March 31, 2010 and December 31, 2009, was as follows:

	March 31, 2010	December 31, 2009
	(Amounts in thousands)

Non-accrual loans	$7,050	$5,360
Accruing loans past due ninety days or more	3,136	7,009
Restructured loans	24,448	15,135
Non-performing loans (includes non-accrual and restructured loans)	84,667	75,265
Loans held for investment	1,535,685	1,533,141
Ratio of allowance for loan losses to loans held for investment	1.94%	1.90%
Ratio of allowance for loan losses to non-performing loans	35.24	38.74

Certain non-performing loan information by loan type at March 31, 2010 and December 31, 2009, was as follows:

	March 31, 2010			December 31, 2009
		Accruing loans			Accruing loans
	Non-accrual	past due	Restructured	Non-accrual	past due	Restructured
	loans	90 days	loans	loans	90 days	loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	$-	$-	$-	$-	$8	$-
Commercial and financial	1,023	184	3,188	958	280	3,134
Real estate:
Construction, 1 to 4 family residential	260	-	-	-	260	-
Construction, land development and commercial	1,737	394	2,214	2,645	1,202	2,442
Mortgage, farmland	172	-	-	-	172	-
Mortgage, 1 to 4 family first liens	1,379	2,476	1,628	1,534	3,528	1,672
Mortgage, 1 to 4 family junior liens	-	54	984	-	140	613
Mortgage, multi-family	1,874	-	4,843	-	906	4,867
Mortgage, commercial	605	-	11,591	223	469	2,407
Loans to individuals	-	28	-	-	44	-
	$7,050	$3,136	$24,448	$5,360	$7,009	$15,135

Non-performing loans increased $9.4 million from December 31, 2009 to March 31, 2010.  Non-performing loans include any loan that has been placed on non-accrual status and restructured loans.  Non-performing loans also include loans that based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  These loans are also considered impaired loans.  Non-performing loans were 5.51% of loans held for investment as of March 31, 2010 and 4.91% as of December 31, 2009. The increase in non-performing loans is due to the deterioration of credit quality related to multiple borrowers including one large multi-family real estate borrower with an aggregate loan balance of $8.8 million as of March 31, 2010 and two commercial borrowers which together had an aggregate balance of $1.7 million.  Most of the non-performing loans are secured by real estate and are believed to be adequately collateralized.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Loans 90 days past due that are still accruing interest decreased $3.9 million from December 31, 2009 to March 31, 2010. The average balance of the past due loans also decreased as of March 31, 2010.  The average past due loan balance was $58,000 as of March 31, 2010 compared to $95,000 as of December 31, 2009.  The loans 90 days past due and still accruing are believed to be adequately collateralized.   Loans are placed on non-accrual status when management believes the collection of future principal and interest is not reasonably assured.

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
		% of	% of		% of	% of
		Total	Loans to		Total	Loans to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$3,055	10.24%	4.29	$2,967	10.17%	4.21%
Commercial and financial	7,140	23.93	9.58	7,090	24.31	10.04
Real estate:
Construction, 1 to 4 family residential	848	2.84	1.74	836	2.87	1.68
Construction, land development and commercial	4,141	13.88	6.33	3,975	13.63	6.26
Mortgage, farmland	1,607	5.38	5.74	1,417	4.86	5.69
Mortgage, 1 to 4 family first liens	5,940	19.90	30.64	6,091	20.89	30.68
Mortgage, 1 to 4 family junior liens	1,457	4.88	7.47	1,393	4.78	7.49
Mortgage, multi-family	1,774	5.95	12.53	1,723	5.91	12.40
Mortgage, commercial	3,256	10.91	19.49	3,019	10.36	19.25
Loans to individuals	611	2.05	1.55	639	2.19	1.66
Obligations of state and political subdivisions	11	0.04	0.64	10	0.03	0.64
	$29,840	100.00%	100.00%	$29,160	100.00%	100.00%

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

The Bank restructured loans with an aggregate principal amount totaling $9.3 million during the first quarter of 2010.  These 2010 restructures related to two customers.  The first 2010 customer relationship consisted of five loans totaling approximately $9.0 million.  The loans were re-written into two notes at a below market interest rate.  The Bank loaned an additional $100,000 to the borrower during 2010 after the completion of the restructuring of the loans.  The Bank has no commitment to lend additional funds to the customer.  Since the date of restructure, the Bank would have recorded $72,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $59,500 of interest income and a loss of interest income of $12,500 due to the restructure of this customer relationship.  The second 2010 customer relationship consisted of ten loans totaling $358,000.  Since the date of restructure, the Bank would have recorded $5,400 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $2,800 of interest income and a loss of interest income of $2,600 due to the restructure of this customer relationship.  The Bank does not have any commitments to lend this customer additional funds.

The Bank restructured loans totaling $11.5 million during the year ended December 31, 2009.  One customer relationship consisted of seven loans totaling $2.8 million.  The loans currently require interest-only payments at market rates.  The Bank loaned an additional $286,000 to the borrower during 2009 after the completion of the restructuring of the loans. Another customer relationship consisted of eleven loans totaling $8.2 million was restructured during 2009.  Since the date of restructure, the Bank would have recorded $139,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $132,000 of interest income and a loss of interest income of $7,000 due to the restructure of this customer relationship.  The Bank does not have any commitments to lend this customer additional funds.  There were four additional relationships restructured during 2009 totaling $603,000.  Since the date of restructure, the Bank would have recorded $24,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $23,000 of interest income and a loss of interest income of $1,000 due to the restructure of their customer relationships.  The Bank does not have any commitments to lend these customers additional funds.

Residential real estate loan products that include features such as loan-to-values in excess of 100%, interest only payments or adjustable-rate mortgages, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not offer this type of loan product.

Investment securities available for sale held by the Company decreased by $3.1 million from December 31, 2009 to March 31, 2010.  The fair value of securities available for sale was $6.1 million more than the amortized cost of such securities as of March 31, 2010.  At December 31, 2009, the fair value of the securities available for sale was $6.8 million more than the amortized cost of such securities.  The carrying values of investment securities at March 31, 2010 and December 31, 2009 are summarized in the following table (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Securities available for sale

Obligations of state and political subdivisions	$101,256	50.99%	$102,555	50.86%

Other securities (FHLB, FHLMC and FNMA)	97,320	49.01	99,090	49.14

Total securities available for sale	$198,576	100.00%	$201,645	100.00%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The Company had no securities designated as trading in its portfolio at March 31, 2010 or December 31, 2009.  The carrying amount of available-for-sale securities and their approximate fair values were as follows as of March 31, 2010 and December 31, 2009 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

March 31, 2010:
Other securities (FHLB, FHLMC and FNMA)	$94,345	$3,006	$(31)	$97,320
State and political subdivisions	98,088	3,369	(201)	101,256
Total	$192,433	$6,375	$(232)	$198,576

December 31, 2009:
Other securities (FHLB, FHLMC and FNMA)	$95,745	$3,355	$(10)	$99,090
State and political subdivisions	99,099	3,562	(106)	102,555
Total	$194,844	$6,917	$(116)	$201,645

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2010, were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$31,379	$31,934
Due after one year through five years	115,872	120,088
Due after five years through ten years	44,454	45,803
Due over ten years	728	751
Total	$192,433	$198,576

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2010		Fair	Unrealized			Fair	Unrealized			Fair	Unrealized
Description	#	Value	Loss	%	#	Value	Loss	%	#	Value	Loss	%
of Securities

Other securities
(FHLB, FHLMC and FNMA)	3	$9,225	$(31)	0.34%	-	$-	$-	-	3	$9,225	$(31)	0.34%

State and political subdivisions	38	8,944	(188)	2.10%	2	242	(13)	5.37%	40	9,186	(201)	2.19%

Total temporarily impaired securities	41	$18,169	$(219)	1.21%	2	$242	$(13)	5.37%	43	$18,411	$(232)	1.26%

	Less than 12 months				12 months or more				Total
December 31, 2009		Fair	Unrealized			Fair	Unrealized			Fair	Unrealized
Description	#	Value	Loss	%	#	Value	Loss	%	#	Value	Loss	%
of Securities

Other securities
(FHLB, FHLMC and FNMA)	1	$996	$(10)	1.00%	-	$-	$-	-	1	$996	$(10)	1.00%

State and political subdivisions	35	7,929	(106)	1.34%	-	-	-	-	35	7,929	(106)	1.34%

Total temporarily impaired securities	36	$8,925	$(116)	1.30%	-	$-	$-	-	36	$8,925	$(116)	1.30%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses as of March 31, 2010 included 38 issues which are rated A3 or better, general obligation bonds. Two municipal bonds are rated B1.  Bonds with a B1 rating are less than investment grade.   The aggregate fair value of these B1 rated bonds is $436,000 while their amortized cost is $507,000, representing an unrealized loss of $71,000.  The other securities with gross unrealized losses was a Federal Home Loan Bank issue which is rated AAA.  Therefore, none of the unrealized losses in the above table, 12 months or more, was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The cause of the unrealized losses is due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities until a recovery of fair value or maturity.

Deposit growth was $110.5 million in the first quarter of 2010 and included a $63.0 million increase in public funds that are temporary deposits.  This large increase due to public funds is consistent with the first quarter of 2009 when they increased $44.0 million.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Brokered deposits totaled $34.9 million as of March 31, 2010 with an average rate of 0.99%.  Brokered deposits were $13.0 million as of December 31, 2009 with an average rate of 2.04%.

Dividends and Equity

In January 2010, Hills Bancorporation paid a dividend of $4,024,000 or $.91 per share.  The dividend was also $.91 per share in January 2009.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2010 totaled $152.0 million. Under risk-based capital rules, the total amount of risk-based capital as of March 31, 2010, was 13.16% of risk-adjusted assets, and is in excess of the required minimum of 8.00%. Risk-based capital was 12.26% and 12.94% as of March 31, 2009 and December 31, 2009, respectively. As of March 31, 2010, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (“TAGP”), which provides full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the TAGP.  A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts.  The Bank elected to participate in the TAGP and the 10-basis point surcharge totaled $3,260 for the first quarter ended March 31, 2010.  This unlimited insurance coverage is temporary and was originally scheduled to expire on December 31, 2009.  On August 26, 2009, the FDIC extended the TAGP through June 30, 2010 and on April 13, 2010, the FDIC extended the TAGP through December 31, 2010.  The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue participation in the TAGP.  The Bank elected to continue to participate in the TAGP through December 31, 2010.  The expiration of the TAGP on December 31, 2010 could have an adverse impact on the levels of customer deposits that are sensitive to full FDIC insurance coverage.

Net Income Overview

Net income increased $1,396,000 or 35.0% for the quarter ended March 31, 20010 compared to the first quarter of 2009. Total net income was $5,385,000 in the 2010 first quarter and $3,989,000 in the comparable 2009 first quarter.  The changes from the first quarter in 2009 were principally the result of the following:

•	Net interest income increased $2,296,000.
•	The provision for loan losses decreased $371,000.
•	Other income increased $242,000.
•	Other expenses increased $722,000.
•	Income taxes increased $791,000.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

For the three-month periods ended March 31, 2010 and 2009, basic earnings per share were $1.22 and $0.90, respectively.  Diluted earnings per share were $1.21 for the three months ended March 31, 2010 compared to $0.90 for the same period in 2009.

Quarterly fluctuations in the Company’s net income continue to be driven primarily by three important factors. The first important factor is the interaction between changes in net interest margin and changes in average earning assets.  Net interest income of $16.2 million for the first three months of 2010 was derived from the Company’s $1.712 billion of average earning assets and its net interest margin of 3.96%.  Average earning assets in 2009 were $1.698 billion and the net interest margin was 3.45%.  The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.86% would have resulted in a decrease of approximately $422,000 in income before income taxes for the three-month period ended March 31, 2010.  Net interest income for the Company increased due to the increase in average earning assets over the similar three-month period in 2009 and the increase in the net interest margin of 51 basis points.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.510 billion at March 31, 2010.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans) and loans past due 90 days or more.  The provision for loan losses was $2,065,000 in 2010 compared to $2,436,000 in 2009.

The amount of mortgage loans sold on the secondary market is the third factor that can cause fluctuations in net income.  Loans originated in the first three months of 2010 totaled $38.9 million compared to $88.2 million in the same period in 2009, a decrease of 56%.  In the three months ended March 31, 2010 and 2009, the net gain on sale of loans was $545,000 and $1,180,000, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first three months of 2010 was 3.96% compared to 3.45% in 2009 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between years and the effect on the net interest income on a tax equivalent basis for the three months ended March 31, 2010 compared to the comparable period in 2009 are shown in the following table:

	Change in	Change in		Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$33,130	(0.20	) %	$442	$(692)	$(250)
Taxable securitities	(5,682)	(0.16)		(25)	(66)	(91)
Nontaxable securities	(737)	(0.07)		(10)	(16)	(26)
Federal funds sold	(10,405)	(0.06)		(2)	-	(2)
	$16,306			$405	$(774)	$(369)

Interest expense:
Interest-bearing demand deposits	$15,445	(0.13)		$(24)	$66	$42
Savings deposits	71,680	(0.53)		(236)	498	262
Time deposits	(9,063)	(0.69)		77	1,082	1,159
Short-term borrowings	(1,990)	(0.55)		14	77	91
FHLB borrowings	(71,398)	(0.53)		855	255	1,110
	$4,674			$686	$1,978	$2,664
Change in net interest income				$1,091	$1,204	$2,295

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loans fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2010	2009

Yield on average interest-earning assets	5.68%	5.81%
Rate on average interest-bearing liabilities	2.03	2.78
Net interest spread	3.65%	3.03%
Effect of noninterest-bearing funds	0.31	0.42
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.96%	3.45%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses was $2,065,000 in 2010 compared to $2,436,000 in 2009, a decrease of $371,000.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

In the first quarter of 2010, problem and watch loans decreased $1.1 million while there was an increase of $7.6 million in substandard loans in the same period. These asset quality changes increased the provision $0.1 million.  In the first quarter of 2009, problem and watch loans decreased $1.4 million and substandard loans increased $11.5 million.  The 2009 asset quality changes increased the provision expense by $0.5 million. In addition, pass loan balances declined $6.9 million in the first quarter of 2009, decreasing the provision for loan losses by $0.6 million.  In the first quarter of 2010, pass loan balances declined $8.1 million which increased the provision for loan losses by $0.5 million.  Even though the balance of pass loans decreased, the provision increased due to the composition of loans, included in the pass classification and the annual update to  historical loss factors.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented.  For the quarters ended March 31, 2010 and 2009, recoveries were $363,000 and $225,000, respectively; and charge-offs were $1,748,000 in 2010 and $1,721,000 in 2009.  The allowance for loan losses totaled $29,840,000 at March 31, 2010 compared to $29,160,000 at December 31, 2009.  The allowance represented 1.94% and 1.90% of loans held for investment at March 31, 2010 and December 31, 2009, respectively.  The methodology used in 2010 is consistent with 2009.

Net Gain on Sale of Loans

Net gain on sale of loans for the three months ended March 31, 2010 was $545,000 compared to $1,180,000 for the comparable period ended March 31, 2009.  Loans originated for sale in the first three months of 2010 totaled $38.9 million compared to $88.2 million in the same period in 2009, a decrease of 55.90%.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Other Income

Other income, other than the net gain on sale of loans discussed above, increased by $877,000 for the three months ended March 31, 2010.  Trust fees increased $130,000 as a result of assets under management increasing from $760.2 million as of March 31, 2009 to $926.5 million as of March 31, 2010.  Service charges and fees increased $106,000 in the 2010 quarter from their level in the 2009 quarter.  Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $135,000 due to volume of activity.

Rental revenue on tax credit real estate increased $154,000 in 2010 due to the addition of a tax credit property in the third quarter of 2009.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Other noninterest income was $1,079,000 for the quarter ended March 31, 2010, a $487,000 increase from the first quarter of 2009.  Other noninterest income for the first quarter of 2010 included insurance proceeds of $425,000 received as a result of a claim filed by the Company in April 2008.  The claim pertained to alleged unauthorized activities by a former employee of the Bank in Bank internal accounts that were discovered during 2007.  The total loss to the Company was $575,000 which included $559,000 of funds that were misappropriated and $16,000 of fees expensed during the investigation.  The Company’s insurance policies covered the loss and expenses but had a deductible of $150,000, resulting in net proceeds of $425,000.

Other Expenses

Other expenses increased $722,000 in 2010 to $11,556,000 from the same period in 2009.  This increase of 6.66% included an increase of $241,000 in salaries and benefits.  Direct salary expense increased $122,000, or 3.07%, due to annual salary adjustments and an increase in the number of employees.

Occupancy expenses decreased $12,000 in 2010 due mainly to an increase in bank depreciation which was offset by a decrease in property taxes.  Depreciation expense increased $21,000 in the first quarter of 2010 compared to the same period in 2009.  The increase is related to the bank building at 3905 Blairs Ferry Road NE in Cedar Rapids being placed into service on January 11, 2010.  Property taxes decreased $16,000 in the first quarter of 2010 compared to the same period in 2009 due to a special assessment in the first quarter of 2009 that was paid for the Coralville location.

Advertising and business development expense was $357,000 for the quarter ended March 31, 2010, a $94,000 decrease from the same period in 2009. The decrease is related to the timing of office promotions expenses incurred in 2010 when compared to the prior year.

Outside services expense increased $435,000 for the quarter ended March 31, 2010 compared to March 31, 2009.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Credit card, debit card and merchant card processing expenses increased $73,000 due to an increase in the volume of transactions in 2010 compared to 2009. Other real estate owned expenses were $414,000 for the three months ended March 31, 2010, an increase of $345,000 over the same period in 2009.  The expense includes $362,000 paid for property taxes on other real estate owned properties.

Rental expenses on tax credit real estate were $512,000 in 2010, an increase of $99,000 from the first quarter of 2009.  This increase is due mainly to the addition of a sixth tax credit property during the third quarter of 2009.

FDIC insurance assessment expense was $774,000 for the three-months ended March 31, 2010.  This is an increase of $249,000 when compared to the same period in 2009.  As of June 30, 2009, the FDIC imposed a five basis point special assessment on each bank’s total assets less Tier 1 capital.  In addition, the FDIC has raised assessment rates for all banks as part of its restoration plan for the deposit insurance fund.  Another component of the increase is an additional 10 basis point assessment related to the Transaction Account Guarantee Program.  This Program increased insurance coverage for non-interest bearing deposit accounts in excess of $250,000.  As of March 31, 2010, the Company recorded prepaid FDIC insurance of $6,479,000, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Other Expenses (continued)

The net loss on sale of other real estate owned and other repossessed assets decreased $323,000 to $141,000 for the first quarter of 2010.  The 2010 loss resulted from the sale of six properties and a write down in fair value of $144,000 related to four properties previously transferred to other real estate owned.  During the comparable period in 2009, nine properties and other repossessed assets were sold at a loss of $464,000.

Income Taxes

Federal and state income tax expenses were $2,158,000 and $1,367,000 for the three months ended March 31, 2010 and 2009, respectively.  Income taxes as a percentage of income before taxes were 28.61% in 2010 and 25.52% in 2009.

The increase in the effective tax rate is due to the relationship of tax-exempt interest income and income tax credits to total income before income taxes.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.56% of the Company’s total assets at March 31, 2010, compared to 11.02% at December 31, 2009.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2010, the Company had borrowed $195.0 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. The Company borrowed $10,000,000 on March 2, 2010 with a due date of March 15, 2011 from the FHLB.  The Company repaid $40,000,000 in FHLB borrowings in January 2010.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $257 million at March 31, 2010.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $146 million.  The lines of credit require pledging of investment securities when drawn upon.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2010.

As of March 31, 2010, investment securities with a carrying value of $33,342,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2009, investment securities with a carrying value of $68,534,000 were pledged.

Contractual Obligations

There are no material changes in the Company’s contractual obligations from those disclosed in its Annual Report in Form 10-K for the year ended December 31, 2009.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rule 13a-15(f).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to affect materially, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

No material legal proceedings are pending.

Item 1A.        Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	2,175	$53.00	198,863	551,137
February 1 to February 28	1,500	53.00	200,363	549,637
March 1 to March 31	1,968	53.44	202,331	547,669
Total	5,643	$53.15	202,331	547,669

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

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: May 7, 2010	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: May 7, 2010	By: /s/ James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2010

Page Number
In The Sequential
Exhibit		Numbering System
Number	Description	March 31, 2010 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	37 - 38

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	39

36