Form 10-Q
period 2010-06-30
HILLS BANCORPORATION
filed 2010-08-06
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

CLASS	SHARES OUTSTANDING
At July 31, 2010

Common Stock, no par value	4,400,367

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)
	June 30, 2010
ASSETS	(Unaudited)	December 31, 2009

Cash and cash equivalents	$25,533	$24,095
Investment securities available for sale at fair value (amortized cost June 30, 2010 $194,363; December 31, 2009 $194,844)	200,852	201,645
Stock of Federal Home Loan Bank	11,119	12,453
Loans held for sale	9,883	7,976
Loans, net of allowance for loan losses (June 30, 2010 $28,350; December 31, 2009 $29,160)	1,513,082	1,503,981
Property and equipment, net	25,764	26,417
Tax credit real estate	21,590	18,777
Accrued interest receivable	9,402	9,677
Deferred income taxes, net	8,894	8,892
Other real estate owned and repossessed assets	3,829	3,227
Goodwill	2,500	2,500
Prepaid FDIC insurance	6,004	6,947
Other assets	3,827	4,039
	$1,842,279	$1,830,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$181,542	$184,158
Interest-bearing deposits	1,220,560	1,163,269
Total deposits	$1,402,102	$1,347,427
Short-term borrowings	44,212	68,534
Federal Home Loan Bank borrowings	195,000	225,000
Accrued interest payable	2,057	2,341
Other liabilities	17,356	12,649
	$1,660,727	$1,655,951

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$23,790	$22,900

STOCKHOLDERS' EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued June 30, 2010 4,618,871 shares; December 31, 2009 4,618,962 shares	$-	$-
Paid in capital	14,588	14,582
Retained earnings	174,202	166,120
Accumulated other comprehensive income	4,007	4,200
Treasury stock at cost (June 30, 2010 215,419 shares; December 31, 2009 196,688 shares)	(11,245)	(10,227)
	$181,552	$174,675
Less maximum cash obligation related to ESOP shares	23,790	22,900
	$157,762	$151,775
	$1,842,279	$1,830,626
See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$22,193	$22,274	$43,992	$44,331
Investment securities:
Taxable	850	948	1,725	1,914
Nontaxable	828	840	1,652	1,681
Federal funds sold	26	13	28	17
Total interest income	$23,897	$24,075	$47,397	$47,943
Interest expense:
Deposits	$4,882	$6,772	$9,980	$13,334
Short-term borrowings	120	169	263	402
FHLB borrowings	2,005	2,795	4,068	5,968
Total interest expense	$7,007	$9,736	$14,311	$19,704
Net interest income	$16,890	$14,339	$33,086	$28,239
Provision for loan losses	853	3,481	2,918	5,917
Net interest income after provision for loan losses	$16,037	$10,858	$30,168	$22,322
Other income:
Net gain on sale of loans	$496	$1,466	$1,041	$2,646
Trust fees	1,042	830	2,002	1,660
Service charges and fees	2,101	1,950	4,023	3,766
Rental revenue on tax credit real estate	404	213	866	521
Other noninterest income	545	590	1,624	1,182
	$4,588	$5,049	$9,556	$9,775
Other expenses:
Salaries and employee benefits	$5,563	$5,544	$11,005	$10,745
Occupancy	755	718	1,516	1,491
Furniture and equipment	1,000	892	2,015	1,821
Office supplies and postage	346	350	691	690
Advertising and business development	449	389	806	840
Outside services	1,543	1,480	3,435	2,937
Rental expenses on tax credit real estate	710	187	1,222	600
FDIC insurance assessment	271	1,321	1,045	1,846
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	-	584	-	584
Net loss on sale of other real estate owned and other repossessed assets	42	168	183	632
Other noninterest expense	414	236	731	517
	$11,093	$11,869	$22,649	$22,703
Income before income taxes	$9,532	$4,038	$17,075	$9,394
Income taxes	2,811	1,108	4,969	2,475
Net income	$6,721	$2,930	$12,106	$6,919

Earnings per share:
Basic	$1.52	$0.66	$2.74	$1.56
Diluted	1.52	0.66	2.73	1.56

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$6,721	$2,930	$12,106	$6,919

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	$346	$(310)	$(312)	$(314)
Income tax effect of unrealized gains (losses)	(132)	119	119	121
Other comprehensive income (loss)	$214	$(191)	$(193)	$(193)

Comprehensive income	$6,935	$2,739	$11,913	$6,726

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

				Maximum
				Cash
			Accumulated	Obligation
			Other	Related
	Paid In	Retained	Comprehensive	To ESOP	Treasury
	Capital	Earnings	Income (Loss)	Shares	Stock	Total

Balance, December 31, 2008	$13,447	$154,176	$3,649	$(23,815)	$(8,095)	$139,362
Issuance of 1,767 shares of common stock	68	-	-	-	-	68
Forfeiture of 502 shares of common stock	(24)	-	-	-	-	(24)
Share-based compensation	8	-	-	-	-	8
Income tax benefit related to share-based compensation	10	-	-	-	-	10
Change related to ESOP shares	-	-	-	1,412	-	1,412
Net income	-	6,919	-	-	-	6,919
Dividends ($.91 per share)	-	(4,041)	-	-	-	(4,041)
Purchase of 24,305 shares of common stock	-	-	-	-	(1,311)	(1,311)
Other comprehensive loss	-	-	(193)	-	-	(193)
Balance, June 30, 2009	$13,509	$157,054	$3,456	$(22,403)	$(9,406)	$142,210

Balance, December 31, 2009	$14,582	$166,120	$4,200	$(22,900)	$(10,227)	$151,775
Issuance of 302 shares of common stock	16	-	-	-	-	16
Forfeiture of 393 shares of common stock	(18)	-	-	-	-	(18)
Share-based compensation	8	-	-	-	-	8
Income tax benefit related to share-based compensation	-	-	-	-	-	-
Change related to ESOP shares	-	-	-	(890)	-	(890)
Net income	-	12,106	-	-	-	12,106
Dividends ($.91 per share)	-	(4,024)	-	-	-	(4,024)
Purchase of 18,731 shares of common stock	-	-	-	-	(1,018)	(1,018)
Other comprehensive loss	-	-	(193)	-	-	(193)
Balance, June 30, 2010	$14,588	$174,202	$4,007	$(23,790)	$(11,245)	$157,762

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$12,106	$6,919
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,351	1,203
Provision for loan losses	2,918	5,917
Share-based compensation	8	8
Forfeiture of common stock	(18)	(24)
Compensation expensed through issuance of common stock	16	42
Excess tax benefits from share-based compensation	-	(10)
Provision for deferred income taxes	117	(993)
Net loss on sale of other real estate owned and other repossessed assets	183	632
Decrease in accrued interest receivable	275	133
Amortization of discount on investment securities, net	432	343
Decrease in prepaid FDIC insurance	943	-
Decrease (increase) in other assets	212	(457)
Increase in accrued interest and other liabilities	4,423	2,682
Loans originated for sale	(80,489)	(197,861)
Proceeds on sales of loans	79,623	199,314
Net gain on sales of loans	(1,041)	(2,646)
Net cash and cash equivalents provided by operating activities	$21,059	$15,202

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$28,344	$32,120
Purchases of investment securities available for sale	(26,961)	(33,484)
Loans made to customers, net of collections	(14,158)	2,998
Proceeds on sale of other real estate owned and other repossessed assets	1,354	3,996
Purchases of property and equipment	(698)	(1,542)
Investment in tax credit real estate, net	(2,813)	561
Net cash (used in) provided by investing activities	$(14,932)	$4,649

Cash Flows from Financing Activities
Net increase in deposits	$54,675	$119,572
Net decrease in short-term borrowings	(24,322)	(70,085)
Stock options exercised	-	26
Excess tax benefits related to share-based compensation	-	10
Borrowings from FHLB	10,000	-
Payments on FHLB borrowings	(40,000)	(40,000)
Purchase of treasury stock	(1,018)	(1,311)
Dividends paid	(4,024)	(4,041)
Net cash (used in) provided by financing activities	$(4,689)	$4,171

(Continued)

Index

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)  (Continued)
(Amounts In Thousands)

	Six Months Ended
	June 30,
	2010	2009

Increase in cash and cash equivalents	$1,438	$24,022

Cash and cash equivalents:
Beginning of year	24,095	22,575
End of period	$25,533	$46,597

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$10,264	$13,368
Interest paid on other obligations	4,331	6,350
Income taxes paid	2,874	3,989

Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$890	$(1,412)
Transfers to other real estate owned	2,139	2,026

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

Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2009 filed with the Securities Exchange Commission on March 10, 2010.

The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Common shares outstanding at the beginning of the period	4,416,683	4,430,365	4,422,274	4,440,545
Weighted average number of net shares (redeemed)	(3,200)	(3,345)	(5,828)	(8,099)
Weighted average shares outstanding (basic)	4,413,483	4,427,020	4,416,446	4,432,446
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	13,143	15,195	13,236	14,679
Weighted average number of shares	4,426,626	4,442,215	4,429,682	4,447,125

Net income (In Thousands)	$6,721	$2,930	$12,106	$6,919

Earnings per share:
Basic	$1.52	$0.66	$2.74	$1.56
Diluted	$1.52	$0.66	$2.73	$1.56

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncements and Recent Legislative Developments

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

In June 2009, the FASB issued FASB ASU No. 2009-17, Amendments to FASB ASC 810 (“ASU No. 2009-17”).  ASU No. 2009-17 eliminates FASB ASC 810’s exceptions to consolidated qualified special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”).  ASU No. 2009-17 also clarifies the characteristics that identify a VIE.  In addition, ASU No. 2009-17 contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provision of FASB ASC 810.  ASU No. 2009-17 is effective for financial statements issued after November 15, 2009.    The Company adopted this standard effective on January 1, 2010 and the adoption of ASU No. 2009-17 did not have a significant effect on the Company’s consolidated financial statements.

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

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010.  The Company will include these disclosures in the notes to the financial statements beginning in the fourth quarter of 2010.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncements and Recent Legislative Developments (continued)

Recent Legislative Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010.  The Act represents the most sweeping financial services industry reform since the 1930’s.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the Act.  Among other things, the Act may result in added costs of doing business and regulatory compliance burdens and affect competition among financial services entities.  Uncertainty exists as to the ultimate impact of many provisions of the Act, which could have a material adverse impact on the financial services industry as a whole and on the Company’s business, results of operations and financial condition.  Additional information, including a summary of certain provisions of the Act, is available on the Federal Deposit Insurance Corporation website at www.fdic.gov/regulations/reform/index.html.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments under ASC 820, Financial Instruments, as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Amounts In Thousands)

Cash and due from banks	$25,533	$25,533	$24,095	$24,095
Investment securities	211,971	211,971	214,098	214,098
Loans	1,522,965	1,536,189	1,511,957	1,515,351
Accrued interest receivable	9,402	9,402	9,677	9,677
Deposits	1,402,102	1,402,830	1,347,427	1,350,881
Short-term borrowings	44,212	44,212	68,534	68,534
Federal Home Loan Bank borrowings	195,000	211,186	225,000	242,562
Accrued interest payable	2,057	2,057	2,341	2,341

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$276,069	$-	$289,927	$-
Letters of credit	7,430	-	9,724	-

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

Valuation methodologies have not changed during the quarter or six month periods ended June 30, 2010.  As noted in the Recent Accounting Pronouncements in Note 3, the Company considered all new accounting guidance in its valuation methodologies.  Adoption of the new accounting guidance did not have a significant effect on the Company’s evaluation of the fair value of its financial instruments.  Assets and liabilities measured at fair value on a nonrecurring basis are not material to the Company’s consolidated financial statements.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$98,820	$102,032	$-	$200,852
Total	$98,820	$102,032	$-	$200,852

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2010.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis in 2010 that were still held on the balance sheet at June 30, 2010, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at quarter end.

					Quarter Ended	Quarter Ended	Six Months Ended
	June 30, 2010				March 31, 2010	June 30, 2010	June 30, 2010
	Level 1	Level 2	Level 3	Total	Total Losses	Total Losses	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$7,328	$-	$7,328	$19	$1,031	$1,050
Foreclosed assets (2)	-	728	-	728	144	123	267
Total	$-	$8,056	$-	$8,056	$163	$1,154	$1,317

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

As of June 30, 2010, the $7.3 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types:  $3.1 million of 1 – 4 family residential loans, $1.1 million of commercial mortgage loans, and $1.4 million of commercial and industrial loans.  The remaining $1.7 million was spread over the following categories of loans:  agricultural, real estate construction, mortgage – farmland, mortgage – multi-family, and loans to individuals.  The total $7.3 million of loans represents the carrying value of loans partially charged off as it was determined that the fair value of the loan collateral was less than the carrying value.  Of the total $7.3 million, $1.6 million was included in the nonaccrual loan total.  The remaining $5.7 million is accruing interest based on the fact loan payments have been made as contractually agreed.

Note 5.                      Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  This authorization is set to expire on December 31, 2013.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The Company has purchased 215,419 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2010.  Of these 215,419 shares, 13,088 shares were purchased during the quarter ended June 30, 2010, at an average price per share of $54.93.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$37,559	$37,705
Credit card participations	44,135	43,658
Commercial, real estate and home construction	70,228	78,783
Commercial lines and real estate purchase loans	124,147	129,781
Outstanding letters of credit	7,430	9,724

Note 7.	Income Taxes

Federal income tax expense for the six months ended June 30, 2010 and 2009 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2009 and 2008, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2009, 2008 and 2007, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2009 and June 30, 2010 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2010, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2011.

Income taxes as a percentage of income before taxes were 29.10% in 2010 and 26.35% in 2009.  The increase in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

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

•
The effects of, and changes in, laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters as well as any laws otherwise affecting the Company.  See Note 3 regarding the Dodd-Frank Wall Street Reform and Consumer Protection Act.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The economic impact of natural disasters.

•	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management's Discussion and Analysis of Financial Condition and Results of Operations. Although management believes the levels of the allowance as of June 30, 2010 and December 31, 2009 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At June 30, 2010, the Bank has fourteen full-service locations and a trust and wealth management location.

Net income for the six month period ended June 30, 2010 was $12.11 million compared to $6.92 million for the same six months of 2009, an increase of 74.97%. The $5,187,000 increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first six months of 2010 are an increase in net interest income of $4,847,000 and a decrease in the provision for loan losses of $2,999,000.

The Company achieved a return on average assets of 1.16% and a return on average equity of 12.14% for the twelve months ended June 30, 2010, compared to the twelve months ended June 30, 2009 which were 0.81% and 8.85%, respectively.  Dividends of $.91 per share were paid in January 2010 to 1,690 shareholders.  The 2010 dividend was the same dividend per share as paid in January 2009.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage.  The Bank achieved a net interest margin on a tax-equivalent basis of 3.97% in 2010 compared to 3.43% in 2009.  Average earning assets were $1.733 billion in 2010 and $1.723 billion in 2009.

Highlights noted on the balance sheet as of June 30, 2010 for the Company included the following:
•	Total assets were $1.84 billion, an increase of $11.7 million since December 31, 2009.
•	Net loans were $1.52 billion, an increase of $11.0 million since December 31, 2009.
•	Deposit growth of $54.68 million since December 31, 2009.
•	Short-term borrowings decreased $24.32 million since December 31, 2009.
•	Federal Home Loan Bank borrowings decreased $30.0 million since December 31, 2009.

Reference is made to Note 4 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Financial Condition

The tables below set forth the composition of the loan portfolio as of June 30, 2010 and December 31, 2009 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$64,914	4.21%	$64,598	4.21%
Commercial and financial	148,372	9.62	153,997	10.04
Real estate:
Construction, 1 to 4 family residential	21,877	1.42	25,821	1.68
Construction, land development and commercial	85,830	5.57	95,955	6.26
Mortgage, farmland	81,673	5.30	87,300	5.70
Mortgage, 1 to 4 family first liens	496,741	32.23	470,328	30.68
Mortgage, 1 to 4 family junior liens	114,631	7.44	114,742	7.48
Mortgage, multi-family	193,084	12.53	190,180	12.40
Mortgage, commercial	298,588	19.37	295,070	19.25
Loans to individuals	23,959	1.55	25,405	1.66
Obligations of state and political subdivisions	11,763	0.76	9,745	0.64
	$1,541,432	100.00%	$1,533,141	100.00%
Less allowance for loan losses	28,350		29,160
	$1,513,082		$1,503,981

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

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning	29,840	$28,600	29,160	$27,660
Charge-offs:
Agricultural	-	2	8	2
Commercial and financial	937	1,338	1,821	2,023
Real estate:
Construction, 1 to 4 family residential	20	1	44	1
Construction, land development and commercial	556	125	688	125
Mortgage, farmland	26	-	39	-
Mortgage, 1 to 4 family first liens	644	179	825	528
Mortgage, 1 to 4 family junior liens	384	250	621	613
Mortgage, multi-family	-	-	19	95
Mortgage, commercial	348	186	517	236
Loans to individuals	126	101	207	281
	3,041	2,182	4,789	3,904

Recoveries:
Agricultural	3	3	5	6
Commercial and financial	288	53	439	156
Real estate:
Construction, 1 to 4 family residential	1	-	2	-
Mortgage, farmland	-	-	-	1
Mortgage, 1 to 4 family first liens	228	23	262	38
Mortgage, 1 to 4 family junior liens	61	74	111	110
Mortgage, commercial	48	-	79	-
Loans to individuals	69	78	163	146
	698	231	1,061	457
Net charge-offs	2,343	1,951	3,728	3,447
Provision charged to expense	853	3,481	2,918	5,917
Balance, ending	$28,350	$30,130	$28,350	$30,130

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at June 30, 2010 and December 31, 2009, was as follows:

	June 30, 2010	December 31, 2009
	(Amounts in thousands)

Non-accrual loans	$5,523	$5,360
Accruing loans past due 90 days or more	5,030	7,009
Restructured loans	23,982	15,135
Total non-performing loans (1)	34,535	27,504
Other real estate	3,829	3,227
Non-performing assets (includes non-performing loans and other real estate)	38,364	30,731
Loans held for investment	1,541,432	1,533,141
Ratio of allowance for loan losses to loans held for investment	1.84%	1.90%
Ratio of allowance for loan losses to non-performing loans	82.09	106.02
Ratio of non-performing loans to total loans held for investment	2.24	1.79
Ratio of non-performing assets to total assets	2.08	1.68

(1)  The Company has revised the total of non-performing loans from previous filings.  The revised total has decreased by $47,761 as of December 31, 2009.  In previous filings, the Company included all loans that were evaluated for potential impairment as part of our quarterly allowance for loan loss calculation in the non-performing loan total.  The Company revised the presentation of non-performing loans to include only nonaccrual loans, accruing loans > 90 days past due and restructured loans.  The resulting change in the presentation of non-performing loan total does not have any impact on the allowance for loan loss policy, allowance for loan loss calculation or the provision for loan loss for any periods presented.  The loans that were removed from the presentation were evaluated for potential impairment.  As these loans were not considered impaired, the appropriate allocation was calculated using historical loss rates, as adjusted for qualitative factors.  The revised non-performing loan presentation will allow the Company to better compare itself to its appropriate peer group as the revised non-performing loan presentation corresponds with the regulatory definition.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Certain non-performing loan information by loan type at June 30, 2010 and December 31, 2009, was as follows:

	June 30, 2010			December 31, 2009
		Accruing loans			Accruing loans
	Non-accrual	past due	Restructured	Non-accrual	past due	Restructured
	loans	90 days	loans	loans	90 days	loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	$-	$432	$-	$-	$8	$-
Commercial and financial	579	790	3,220	958	280	3,134
Real estate:
Construction, 1 to 4 family residential	620	-	-	-	260	-
Construction, land development and commercial	944	-	1,805	2,645	1,202	2,442
Mortgage, farmland	-	-	-	-	172	-
Mortgage, 1 to 4 family first liens	1,053	3,406	1,614	1,534	3,528	1,672
Mortgage, 1 to 4 family junior liens	102	218	977	-	140	613
Mortgage, multi-family	1,855	-	4,821	-	906	4,867
Mortgage, commercial	370	179	11,545	223	469	2,407
Loans to individuals	-	5	-	-	44	-
	$5,523	$5,030	$23,982	$5,360	$7,009	$15,135

Non-performing loans increased by $7.03 million from December 31, 2009 to June 30, 2010.  Non-performing loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and restructured loans.  Non-performing loans were 2.24% of loans held for investment as of June 30, 2010 and 1.79% as of December 31, 2009.  The increase in non-performing loans is due to the restructure of one large commercial mortgage borrower with an aggregate loan balance of $8.8 million as of June 30, 2010.

Loans 90 days past due that are still accruing interest decreased $2.0 million from December 31, 2009 to June 30, 2010.  The average past due loan balance was $75,000 as of June 30, 2010 compared to $95,000 as of December 31, 2009.  The loans 90 days past due and still accruing are believed to be adequately collateralized.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The Bank restructured loans with an aggregate principal amount totaling $9.3 million during the six months ended June 30, 2010, all of which are considered to be troubled debt restructurings as defined under FASB ASC 310-40.  These 2010 restructures related to two customers.  The first 2010 customer relationship consisted of five loans totaling approximately $9.0 million.  The loans were re-written into two notes using the “Policy Statement on Prudent Commercial Real Estate Loan Workouts” issued by the joint interagency regulators, including the Bank’s main regulator the FDIC, in October 2009.  The first note was equal to 80% of the updated 2009 appraised value for the property with a maturity date of five years.  The interest rate for the first note of 5.95% is considered a market interest rate by the Company.  The second note was for the remaining loan balance with a five year maturity and a below market interest rate of 4.0%.  At the time of the restructure, the second note was fully charged off which did not impact the allowance requirement as the Company had already factored this information into the December 31, 2009 allowance for loan loss calculation.  The restructure was completed as it allowed the debt that is recorded on the books to be supported by an updated appraisal.  The first note has been classified as watch and is accruing interest based on payment history before and after the restructure.  There is no interest income recognized on the second note as it is fully charged off.  The customer has made monthly payments on all debt owed to the Bank in a timely manner before and after the restructure.  Based on this factor, the Bank does not consider there to be any impairment on the remaining debt.  Factors that could lead to the removal of the loans from the restructured classification include future improvement of the value of the underlying collateral, the second note returning to a market rate of interest or the loans paying off.  The Bank loaned an additional $100,000 to the borrower during 2010 after the completion of the restructuring of the loans.  The additional borrowings were not used to facilitate payments on their loans.  The Bank has no commitment to lend additional funds to the customer.  Since the date of restructure, the Bank would have recorded $232,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $191,000 of interest income and a loss of interest income of $41,000 due to the restructure of this customer relationship.  The second 2010 customer relationship consisted of ten loans totaling $358,000.  Since the date of restructure, the Bank would have recorded $15,500 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $4,000 of interest income and a loss of interest income of $11,500 due to the restructure of this customer relationship.  The Bank does not have any commitments to lend this customer additional funds.

The Bank restructured loans totaling $11.5 million during the twelve months ended December 31, 2009, all of which were considered to be troubled debt restructurings as defined under FASB ASC 310-40.  One customer relationship consisted of seven loans totaling $2.8 million. The customer’s loans were modified to require interest only payments at market rates for approximately 30 months.  It is anticipated that the customer will return to principal and interest payments in August 2011.    The Bank loaned an additional $286,000 to the borrower during 2009 after the completion of the restructuring of the loans.  The new loan was for the purchase of a smaller personal residence which resulted in an overall reduction of borrower debt of approximately $44,000.  The customer paid off a mortgage loan on a prior personal residence which exceeded the $286,000 in mortgage debt for the new personal residence.  In addition, the Bank has committed to lend an additional $10,000 to the customer to cover minimal personal expenses.  At June 30, 2010, after further deterioration of the customer’s financial condition, the customer relationship is non-accrual and is considered impaired.  Another customer relationship consisted of eleven loans totaling $8.2 million was restructured during 2009.  The borrower was granted a rate concession to 5.25% on approximately $5.2 million of debt until maturity in October 2010 and 5.25% on approximately $3.0 million until maturity in March 2011.  Based on the customer’s financial condition, the rate of 5.25% was not considered a market rate by the Company.  Since the date of restructure, the Bank would have recorded $363,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $343,000 of interest income and a loss of interest income of $20,000 due to the restructure of this customer relationship.  The Bank does not have any commitments to lend this customer additional funds.  There were four additional relationships restructured during 2009 totaling $0.5 million.  The terms of the restructured amounts included interest only payments for four months, re-amortization of loan payments over 25 years and a rate concession.  Since the date of restructure, the Bank would have recorded $23,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $21,000 of interest income and a loss of interest income of $2,000 due to the restructure of their customer relationships.  The Bank does not have any commitments to lend these customers additional funds.  The payments for all loans restructured during 2009 have been made as agreed.  At June 30, 2010, $8.7 million of the total $11.5 million of restructured loans is accruing interest.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  The Bank evaluates the following loans to determine impairment:  1) all nonaccrual and restructured loans, 2) all non consumer and non 1-4 family residential loans with prior charge-offs, and 3) all non consumer and non 1-4 family loan relationships classified as substandard.  Impaired loans include only those loans as to which the Company believes it is probable that it will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. In addition, the Bank's management also reviews and, where determined necessary, provides allowances based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk.  Loans for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due, charged-off and recovered loans, volume growth, trends in problem and watch loans, current economic factors, and other relevant factors.

For loans that are collateral dependent, losses are evaluated based on the portion of a loan that exceeds the fair market value of the collateral that can be identified as uncollectible.  In general, this is the amount that the carrying value of the loan exceeds the related appraised value.  Generally, it is the Company’s policy not to rely on appraisals that are older than one year prior to the date the impairment is being measured.  The most recent appraisal values may be adjusted if, in the Company’s judgment, experience and other market data indicate that the property’s value, use, condition, exit market or other variable affecting its value may have changed since the appraisal was performed, consistent with the December 2006 joint interagency guidance on the allowance for loan losses.  The charge off or loss adjustment supported by an appraisal is considered the minimum charge off.  Any adjustments made to the appraised value are to provide additional charge off or loss allocations based on the applicable facts and circumstances.  In instances where there is an estimated decline in value, a loss allocation may be provided or a charge off taken pending confirmation of the amount of the loss from an updated appraisal.  Upon receipt of the new appraisals, an additional loss allocation may be provided or charge off taken based on the appraised value of the collateral.  On average, appraisals are obtained within one month of order.

The Company has not experienced any significant time lapses in recognizing the required provisions for collateral dependent loans, nor has the Company delayed appropriate charge offs.  When an updated appraisal value has been obtained, the Company has used the appraisal amount in determining the appropriate charge off or required reserve.  The Company also evaluates any changes in the financial condition of the borrower and guarantors (if applicable), economic conditions, and the Company’s loss experience with the type of property in question.  Any information utilized in addition to the appraisal is intended to identify additional charge offs or provisions, not to override the appraised value.

For flood-related properties located in Linn County, Iowa, the Company has not used external appraisals to determine the fair market value of collateral.  Due to the wide-spread flooding in June 2008, there was a lack of appropriate arms-length transactions to support useful appraisals especially for 1-to-4 family residences.  Instead, the Company has utilized assessed values and independent realtor market evaluations on individual properties.  The Company believes these tools have been an appropriate measure in estimating the fair market value of such properties in this situation.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
		% of	% of		% of	% of
		Total	Loans to		Total	Loans to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$3,020	10.65%	4.21	$2,967	10.17%	4.21%
Commercial and financial	6,793	23.96	9.62	7,090	24.31	10.04
Real estate:
Construction, 1 to 4 family residential	683	2.41	1.42	836	2.87	1.68
Construction, land development and commercial	3,011	10.62	5.57	3,975	13.63	6.26
Mortgage, farmland	1,486	5.24	5.30	1,417	4.86	5.69
Mortgage, 1 to 4 family first liens	6,356	22.42	32.23	6,091	20.89	30.68
Mortgage, 1 to 4 family junior liens	1,453	5.13	7.44	1,393	4.78	7.49
Mortgage, multi-family	1,751	6.18	12.53	1,723	5.91	12.40
Mortgage, commercial	3,221	11.36	19.37	3,019	10.36	19.25
Loans to individuals	563	1.98	1.55	639	2.19	1.66
Obligations of state and political subdivisions	13	0.05	0.76	10	0.03	0.64
	$28,350	100.00%	100.00%	$29,160	100.00%	100.00%

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

Investment securities available for sale held by the Company decreased by $0.8 million from December 31, 2009 to June 30, 2010.  The fair value of securities available for sale was $6.5 million more than the amortized cost of such securities as of June 30, 2010.  At December 31, 2009, the fair value of the securities available for sale was $6.8 million more than the amortized cost of such securities.  The carrying values of investment securities at June 30, 2010 and December 31, 2009 are summarized in the following table (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Securities available for sale

Obligations of state and political subdivisions	$102,032	50.80%	$102,555	50.86%

Other securities (FHLB, FHLMC and FNMA)	98,820	49.20	99,090	49.14

Total securities available for sale	$200,852	100.00%	$201,645	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2010 or December 31, 2009. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of June 30, 2010 and December 31, 2009 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

June 30, 2010:
Other securities (FHLB, FHLMC and FNMA)	$95,616	$3,204	$-	$98,820
State and political subdivisions	98,747	3,440	(155)	102,032
Total	$194,363	$6,644	$(155)	$200,852

December 31, 2009:
Other securities (FHLB, FHLMC and FNMA)	$95,745	$3,355	$(10)	$99,090
State and political subdivisions	99,099	3,562	(106)	102,555
Total	$194,844	$6,917	$(116)	$201,645

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2010, were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$34,528	$35,073
Due after one year through five years	113,364	117,983
Due after five years through ten years	46,101	47,396
Due over ten years	370	400
Total	$194,363	$200,852

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2010			Unrealized				Unrealized				Unrealized
Description	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
of Securities

Other securities
(FHLB, FHLMC and FNMA)	-	$-	$-	-	-	$-	$-	-	-	$-	$-	-

State and political subdivisions	39	10,012	(133)	1.33%	5	1,014	(22)	2.17%	44	11,026	(155)	1.41%

Total temporarily impaired securities	39	$10,012	$(133)	1.33%	5	$1,014	$(22)	2.17%	44	$11,026	$(155)	1.41%

	Less than 12 months				12 months or more				Total
December 31, 2009			Unrealized				Unrealized				Unrealized
Description	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
of Securities

Other securities
(FHLB, FHLMC and FNMA)	1	$996	$(10)	1.00%	-	$-	$-	-	1	$996	$(10)	1.00%

State and political subdivisions	35	7,929	(106)	1.34%	-	-	-	-	35	7,929	(106)	1.34%

Total temporarily impaired securities	36	$8,925	$(116)	1.30%	-	$-	$-	-	36	$8,925	$(116)	1.30%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses as of June 30, 2010 included 42 issues which are rated A3 or better, general obligation bonds. Two municipal bonds are rated B1.  Bonds with a B1 rating are less than investment grade. The aggregate fair value of these B1 rated bonds is $442,000 while their amortized cost is $507,000, representing an unrealized loss of $65,000. None of the unrealized losses in the above table, was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The cause of the unrealized losses is due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities until a recovery of fair value or maturity.

Deposit growth was $54.7 million in the first six months of 2010.  Repurchase agreements decreased $24.3 million in the same period.  Federal Home Loan Bank borrowings decreased $30.0 million in the first six months of 2010.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits totaled $33.2 million as of June 30, 2010 with an average rate of 1.02%.  Brokered deposits were $13.0 million as of December 31, 2009 with an average rate of 2.04%.  As of June 30, 2010 and December 31, 2009, brokered deposits were 2.37% and 0.97% of total deposits, respectively.

Dividends and Equity

In January 2010, Hills Bancorporation paid a dividend of $4,024,000 or $.91 per share.  The dividend was also $.91 per share in January 2009.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2010 totaled $157.8 million.  Under risk-based capital rules, the total amount of tier 1 risk-based capital was 12.36% and 11.68% as of June 30, 2010 and December 31, 2009, respectively.  The tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 13.61% and 12.94% as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (“TAGP”), which provides full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the TAGP.  A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts.  The Bank elected to participate in the TAGP and the 10-basis point surcharge totaled $6,708 for the six months ended June 30, 2010.  This unlimited insurance coverage is temporary and was originally scheduled to expire on December 31, 2009.  On August 26, 2009, the FDIC extended the TAGP through June 30, 2010 and on April 13, 2010 the FDIC extended the TAGP through December 31, 2010.  The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue participation in the TAGP.  The Bank elected to continue to participate in the TAGP through December 31, 2010.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Act”), which was signed into law on July 21, 2010, extends the expiration date of TAGP through December 31, 2012.  The expiration of the TAGP on December 31, 2012 could have an adverse impact on the levels of customer deposits that are sensitive to full FDIC insurance coverage. The Act also permanently increases the deposit insurance coverage to $250,000 and allows depository institutions to pay interest on checking accounts beginning in July 2011.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2010 and 2009

Net Income Overview

Net income increased $5,187,000 for the six months ended June 30, 2010 compared to the first six months of 2009.  Total net income was $12,106,000 in 2010 and $6,919,000 in the comparable period in 2009, an increase of 74.97%.  The changes in net income in 2010 from the first six months of 2009 were the result of the following:

•	Net interest income increased by $4,847,000.
•	The provision for loan losses decreased by $2,999,000.
•	Net gain on sale of loans decreased by $1,605,000.
•	Income taxes increased $2,494,000.

For the six-month periods ended June 30, 2010 and 2009, basic earnings per share were $2.74 and $1.56, respectively.  Diluted earnings per share were $2.73 for the six months ended June 30, 2010 compared to $1.56 for the same period in 2009.

Fluctuations in the Company’s net income continue to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average earnings assets.  Net interest income of $33.1 million for the first six months of 2010 was derived from the Company’s $1.733 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.97%.  Average earning assets in the six months ended June 30, 2009 were $1.723 billion and the tax-equivalent net interest margin was 3.43%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.87% would have resulted approximately in an $866,000 decrease in income before income taxes in the six month period ended June 30, 2010.  Similarly, an increase in the net interest margin of 10 basis points to 4.07% would have resulted in approximately an $866,000 increase in net interest income before taxes.  Net interest income for the Company increased due to the increase in average earning assets over the same period in 2009 and the increase in the net interest margin of 54 basis points.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.523 billion at June 30, 2010.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans, accruing loans past due 90 days or more and restructured loans).  The provision for loan losses was $2,918,000 in 2010 compared to $5,917,000 in 2009.

The amount of mortgage loans sold on the secondary market is the third factor that can cause significant fluctuations in net income.  Loans originated for sale in the first six months of 2010 totaled $80.5 million compared to $197.9 million in the same period in 2009, a decrease of 59.32%.  In the six months ended June 30, 2010 and 2009, the net gain on sale of loans was $1,041,000 and $2,646,000, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2010 and 2009 (continued)

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first six months of 2010 was 3.97% compared to 3.43% in 2009 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2010 compared to the comparable period in 2009 are shown in the following table:

	Change in	Change in		Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$31,015	(0.17	) %	$924	$(1,240)	$(316)
Taxable securities	(4,572)	(0.21)		(35)	(154)	(189)
Nontaxable securities	(649)	(0.06)		(17)	(28)	(45)
Federal funds sold	(16,188)	0.17		11	-	11
	$9,606			$883	$(1,422)	$(539)

Interest expense:
Interest-bearing demand deposits	$10,748	(0.17	) %	$(35)	$196	$161
Savings deposits	65,882	(0.53)		(420)	1,019	599
Time deposits	(19,483)	(0.73)		327	2,267	2,594
Short-term borrowings	278	(0.56)		2	137	139
FHLB borrowings	(55,810)	(0.59)		1,332	568	1,900
	$1,615			$1,206	$4,187	$5,393
Change in net interest income				$2,089	$2,765	$4,854

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loans fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2010	2009

Yield on average interest-earning assets	5.63%	5.72%
Rate on average interest-bearing liabilities	1.95	2.70
Net interest spread	3.68%	3.02%
Effect of noninterest-bearing funds	0.29	0.41
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.97%	3.43%

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2010 and 2009 (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met five times during the first six months of 2010.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2010, the average rate indexes for the one, three and five year indexes were 0.29%, 1.13% and 1.96%, respectively. The one year index decreased 39.58% from .48% at June 30, 2009, the three year index decreased 34.30% and the five year index decreased 26.32%.  The three year index was 1.72% and the five year index was 2.66% at June 30, 2009.  The targeted federal funds rate was 0.25% at June 30, 2010 and 2009.

Provision for Loan Losses

The provision for loan losses was $2,918,000 in 2010 compared to $5,917,000 in 2009, a decrease of $2,999,000.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

In the first six months of 2010, problem and watch loans decreased $8.8 million and there was a decrease of $7.0 million in substandard loans in the same period.  These asset quality changes decreased the provision by $1.7 million. In the first six months of 2009, problem and watch loans increased $13.9 million while there was an increase of $15.8 million in substandard loans in the same period.  These asset quality changes increased the provision by $3.3 million.  In the first six months of 2010, loan balances increased $26.6 million which increased the provision for loan losses by $0.9 million.  In the first six months of 2009, loan balances declined $37.0 million which decreased the provision for loan losses by $0.9 million.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2010 and 2009, recoveries were $1,061,000 and $457,000, respectively; and charge-offs were $4,789,000 in 2010 and $3,904,000 in 2009.  The allowance for loan losses totaled $28,350,000 at June 30, 2010 compared to $29,160,000 at December 31, 2009.  The allowance represented 1.84% and 1.90% of loans held for investment at June 30, 2010 and December 31, 2009, respectively.  The methodology used in 2010 is consistent with 2009.

Net Gain on Sale of Loans

Loans originated for sale in the first six months of 2010 totaled $80.5 million compared to $197.9 million in the same period in 2009, a decrease of 59.32%.  In the six months ended June 30, 2010 and 2009, the net gain on sale of loans was $1,041,000 and $2,646,000, respectively. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2010 and 2009 (continued)

Other Income

Other income, other than the net gain on sale of loans discussed above, increased $1,386,000 for the six months ended June 30, 2010 from the prior year.  Trust fees increased $342,000 in the first half of 2010 as a result of assets under management increasing from $810.4 million as of June 30, 2009 to $882.2 million as of June 30, 2010 due to market conditions and new trust relationships. Service charges and fees increased $257,000 in the first six months of 2010 from their level for the comparable period in 2009. Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $328,000 due to volume of activity.

Rental revenue on tax credit real estate increased $345,000 in 2010 due to the addition of a tax credit property in the third quarter of 2009 and an additional tax credit property in the second quarter of 2010.

Other noninterest income was $1,624,000 for the six months ended June 30, 2010, a $442,000 increase from the same period in 2009. Other noninterest income for the six months ended June 30, 2010 included insurance proceeds of $425,000 received as a result of a claim filed by the Company in April 2008.  The claim pertained to alleged unauthorized activities by a former employee of the Bank in Bank internal accounts that were discovered during 2007.  The total loss to the Company was $575,000 which included $559,000 of funds that were misappropriated and $16,000 of fees expensed during the investigation.  The Company’s insurance policies covered the loss and expenses but had a deductible of $150,000, resulting in net proceeds of $425,000.

Other Expenses

Other expenses of $22,649,000 decreased $54,000 for the six months ended June 30, 2010 from the same period in 2009. This decrease of 2.38% included an increase of $260,000 in salaries and benefits. A component of salaries and employee benefits expense is compensation expense related to the officers’ deferred compensation plan and costs associated with restricted common stock awarded to various officers which increased $243,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  This increase is primarily the result of the change in the appraised value of the Company’s common stock.  As a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company obtains a quarterly independent appraisal of the shares of stock.  The final appraisal for each quarter will be completed approximately forty days after each quarter end.  The appraised value of the Company’s stock was $55.00 as of June 30, 2010 and $53.00 as of December 31, 2009.

Furniture and equipment expenses increased $194,000 during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due mainly to an increase in depreciation and maintenance contracts.  Depreciation expense increased $106,000 in the six months ended June 30, 2010 compared to the same period in 2009.  The increase is related to the bank building at 3905 Blairs Ferry Road NE in Cedar Rapids being placed into service on January 11, 2010.  Maintenance contract expense increased $122,000 in the six months ended June 30, 2010 as compared to the same period in 2009.  This increase is due to the increased rates of the contracts and additional software programs purchased by the Company.  These increases were offset by a decrease in equipment supplies of $36,000 for the six months ended June 30, 2010 compared to the same period in 2009.

Outside services expense increased $498,000 for the six months ended June 30, 2010 from the same period in 2009.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services.  Credit card, debit card and merchant card processing expenses increased $139,000 due to an increase in the volume of transactions in 2010 compared to 2009. Other real estate owned expenses were $475,000 for the six months ended June 30, 2010, an increase of $390,000 over the same period in 2009.  The expense includes $362,000 paid for property taxes on other real estate owned properties.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2010 and 2009 (continued)

Rental expenses on tax credit real estate were $1,222,000 for the six months ended June 30, 2010, an increase of $622,000 from the same period in 2009.  This increase is due mainly to the addition of a sixth tax credit property during the third quarter of 2009 and a seventh tax credit property during the second quarter of 2010.

FDIC insurance assessment expense was $1,045,000 for the six months ended June 30, 2010.  This is a decrease of $801,000 when compared to the same period in 2009.  As of June 30, 2009, the FDIC imposed a five basis point special assessment, which totaled $830,000 on the Bank’s total assets less Tier 1 capital.  There was no special assessment imposed during the six months ended June 30, 2010.  As of June 30, 2010, the Company recorded prepaid FDIC insurance of $6,004,000, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.

During the first six months of 2009, the Company pre-paid $40.0 million of FHLB advances incurring an early payment penalty of $584,000.  There were no penalties incurred during the first six months of 2010.  The $40.0 million in advances consisted of $20.0 million due in June 2009 and $20.0 million due in October 2009, at rates from 5.66% to 6.22%.  As a result of the early payment of the FHLB borrowings, the Company’s interest expense on FHLB borrowings decreased.  The net impact of the early payment penalty and decreased interest expense was revenue neutral for 2009.

The net loss on sale of other real estate owned and other repossessed assets decreased $449,000 to $183,000 for the six months ended June 30, 2010.  The total net loss on sale of other real estate owned for the six months ended June 30, 2010 consisted of a $267,000 fair market value adjustment on eight properties within other real estate owned, a $98,000 gain on sale of 10 properties and a $14,000 loss on sale of 3 properties, for a net loss of $183,000.  During the same period in 2009, the loss consisted of a $171,000 fair market value adjustment on two properties within other real estate owned, a $102,000 gain on sale of 5 properties and a $563,000 loss on sale of 10 properties, for a net loss of $632,000.  The net loss on sale of other real estate owned increased in 2009 due to the volume of transactions coupled with the reduced levels of new and existing home sales, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market.  These factors have led to a reduction in the ultimate sales price of properties versus the carrying value of the property.  Also one large commercial property was sold during the six months ended June 30, 2009 at a loss of $345,000.  Excluding this large loss and other factors listed above, the net loss on the sale of other real estate owned was comparable during the six months ended June 30, 2010 and 2009.

Other noninterest expense increased $214,000 in the first six months of 2010 to $731,000.  This increase is mainly due to expenses related to the deferred compensation plan for the Company’s Board of Directors.  This expense increased $108,000 for the first six months of 2010 in comparison to the same period in 2009.  This increase is primarily the result of the change in the appraised value of the Company’s common stock.  Also, in the six months of 2010, there was a write-off of fixed assets for one bank location of $48,000.  In addition to the above two factors, the business continuity expense for the Company increased $32,000 to $59,000 in the first six months of 2010.  The increase in expense relates to the Bank utilizing a third party data center in 2010.

Income Taxes

Federal and state income tax expenses were $4,969,000 and $2,475,000 for the six months ended June 30, 2010 and 2009, respectively.  Income taxes as a percentage of income before taxes were 29.10% in 2010 and 26.35% in 2009.

The increase in the effective tax rate is due to the relationship of tax-exempt interest income and income tax credits to total income before income taxes.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2010 and 2009 (continued)

Net Income

Net income increased to $6,721,000 for the three months ended June 30, 2010 from $2,930,000 for the same period in 2009, an increase of 129.39%.  Earnings per share, both basic and diluted, increased for the three months ended June 30, 2010 compared to the same period in 2009.  For the three-month period ended June 30, 2010, basic and diluted earnings per share were $1.52. For the three months ended June 30, 2009, basic and diluted earnings per share were $0.66.

Net Interest Income

Net interest income increased for the three month period ended June 30, 2010 by $2,551,000 from the similar period in 2009. The net interest margin in 2010 was 3.98% compared to 3.41% in 2009.  Net interest income changes on a tax-equivalent basis for the three months ended June 30, 2010 and 2009 are as follows:

	Change in	Change in		Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$31,483	(0.17	) %	$481	$(547)	$(66)
Taxable securities	(3,463)	(0.26)		(13)	(85)	(98)
Nontaxable securities	(562)	(0.06)		(7)	(11)	(18)
Federal funds sold	(21,970)	0.17		13	-	13
	$5,488			$474	$(643)	$(169)

Interest expense:
Interest-bearing demand deposits	$6,050	(0.17	) %	$(10)	$128	$118
Savings deposits	60,084	(0.53)		(186)	523	337
Time deposits	(29,904)	(0.73)		249	1,186	1,435
Short-term borrowings	2,547	(0.60)		(11)	60	49
FHLB borrowings	(40,222)	(0.59)		478	312	790
	$(1,445)			$520	$2,209	$2,729
Change in net interest income				$994	$1,566	$2,560

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2010 and 2009 (continued)

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2010	2009

Yield on average interest-earning assets	5.58%	5.64%
Rate on average interest-bearing liabilities	1.88	2.62
Net interest spread	3.70%	3.02%
Effect of noninterest-bearing funds	0.28	0.39
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.98%	3.41%

Provision for Loan Losses

The provision for loan losses was $853,000 in 2010 compared to $3,481,000 in 2009, a decrease of $2,628,000.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

In the second quarter of 2010, problem and watch loans decreased $7.7 million and there was a decrease of $14.6 million in substandard loans.  These asset quality changes decreased the provision by $1.9 million. In the second quarter of 2009, problem and watch loans increased $15.3 million while there was an increase of $4.3 million in substandard loans in the same period.  These asset quality changes increased the provision by $1.8 million.  In the second quarter of 2010, loan balances increased $34.7 million which increased the provision for loan losses by $0.4 million. In the second quarter of 2009, loan balances declined $20.9 million which decreased the provision for loan losses by $0.4 million.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2010 and 2009, recoveries were $698,000 and $231,000, respectively; and charge-offs were $3,041,000 in 2010 and $2,182,000 in 2009.  The allowance for loan losses totaled $28,350,000 at June 30, 2010 compared to $30,130,000 at June 30, 2009.  The allowance represented 1.84% and 2.02% of loans held for investment at June 30, 2010 and June 30, 2009, respectively.  The methodology used in 2010 is consistent with 2009.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2010 and 2009 (continued)

Other Income

Total other income decreased $461,000 to $4,588,000 for the three months ended June 30, 2010 as compared to the same period in 2009.  Net gain on sale of loans decreased by $970,000 in the quarter ended June 30, 2010 as compared to the same quarter in 2009 due to a decrease in the volume of loans sold in 2010. Trust fees increased $212,000 in the second quarter of 2010 as a result of assets under management increasing from $810.4 million as of June 30, 2009 to $882.2 million as of June 30, 2010.  Service charges and fees increased $151,000 in the three months ended June 30, 2010 from their level for the comparable period in 2009. Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the second quarter of 2010 over the second quarter of 2009 by $193,000 due to volume of activity.

Rental revenue on tax credit real estate increased $191,000 during the three months ended June 30, 2010 compared to the same period in 2009 due to the addition of a tax credit property in the third quarter of 2009 and an additional tax credit property in the second quarter 2010.

Other Expenses

Total expenses for the 2010 second quarter compared to the 2009 second quarter decreased $766,000 to $11,093,000.

Furniture and equipment expenses increased $108,000 during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due mainly to an increase in depreciation and maintenance contracts.  Depreciation expense increased $53,000 in the three months ended June 30, 2010 compared to the same period in 2009.  The increase is related to the bank building at 3905 Blairs Ferry Road NE in Cedar Rapids being placed into service on January 11, 2010. Maintenance contract expense increased $60,000 in the three months ended June 30, 2010 as compared to the same period in 2009.  This increase is due to the increased rates of the contracts and additional software programs purchased by the Company.

Advertising and business development expense were $449,000 for the three months ended June 30, 2010, a $60,000 increase over the same period in 2009.  The increase is related to the timing of office promotions expenses incurred in 2010 when compared to the prior year.

Outside services expense increased $63,000 for the three months ended June 30, 2010 from the same period in 2009.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services.  Credit card, debit card and merchant card processing expenses increased $67,000 due to an increase in the volume of transactions in 2010 compared to 2009.  Other real estate owned expenses were $61,000 for the three months ended June 30, 2010, an increase of $45,000 over the same period in 2009.  The increased expenses are due to the number of properties in other real estate owned in 2010.  These increases were offset by a decrease in bill payment expense of $12,000 and a decrease in appraisal fees of $18,000.

Rental expenses on tax credit real estate were $710,000 for the three months ended June 30, 2010, an increase of $523,000 from the same period in 2009.  This increase is due mainly to the addition of a sixth tax credit property during the third quarter of 2009 and a seventh tax credit property during the second quarter of 2010.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2010 and 2009 (continued)

FDIC insurance assessment expense was $271,000 for the three months ended June 30, 2010.  This is a decrease of $1,050,000 when compared to the same period in 2009.  As of June 30, 2009, the FDIC imposed a five basis point special assessment, which totaled $830,000 on each bank’s total assets less Tier 1 capital.  There was no special assessment imposed during the three months ended June 30, 2010.  As of June 30, 2010, the Company recorded prepaid FDIC insurance of $6,004,000, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.

During the three months ended June 30, 2009, the Company pre-paid $40.0 million of FHLB advances incurring an early payment penalty of $584,000.  There were no penalties incurred during the three months ended June 30, 2010.  The $40.0 million in advances consisted of $20.0 million due in June 2009 and $20.0 million due in October 2009, at rates from 5.66% to 6.22%.  As a result of the early payment of the FHLB borrowings, the Company’s interest expense on FHLB borrowings decreased.  The net impact of the early payment penalty and decreased interest expense was revenue neutral for 2009.

The net loss on sale of other real estate owned and other repossessed assets decreased $126,000 to $42,000 for the three months ended June 30, 2010.  The total net loss on sale of other real estate owned for the second quarter of 2010 consisted of a $123,000 fair market value adjustment on six properties within other real estate owned, a $117,000 gain on sale of six properties and a $36,000 loss on sale of one property, for a net loss of $42,000.  During the same period in 2009, the loss consisted of a $171,000 fair market value adjustment on two properties within other real estate owned, a $90,000 gain on sale of 2 properties and a $87,000 loss on sale of 3 properties, for a net loss of $168,000.  The net loss on sale of other real estate owned increased in 2009 due to the volume of transactions coupled with the reduced levels of new and existing home sales, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market.  These factors have led to a reduction in the ultimate sales price of properties versus the carrying value of the property.

Other noninterest expense increased $178,000 in the second quarter of 2010 to $414,000.  This increase is mainly due to expenses related to the deferred compensation plan for the Company’s Board of Directors.  This expense increased $103,000 during the second quarter of 2010 in comparison to the same period in 2009.  This increase is primarily the result of the change in the appraised value of the Company’s common stock.  In addition to the above two factors, the business continuity expense for the Company increased $15,000 to $28,000 in the second quarter of 2010.  The increase in expense relates to the Bank utilizing a third party data center in 2010.  Other noninterest expense also includes fraud losses related to customer credit and debit cards, ATM activity and customer deposit accounts.  This expense increased $34,000 during the three months ended June 30, 2010 as compared to the same period in 2009 due to increased incidents of unauthorized use of customer credit and debit cards.

Income Taxes

Federal and state income tax expenses were $2,811,000 and $1,108,000 for the three months ended June 30, 2010 and 2009, respectively.  Income taxes as a percentage of income before taxes were 29.49% in 2010 and 27.44% in 2009.

The increase in the effective tax rate is due to the relationship of tax-exempt interest income and income tax credits to total income before income taxes.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.90% of the Company’s total assets at June 30, 2010, compared to 11.02% at December 31, 2009.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2010, the Company had borrowed $195.0 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  The Company borrowed $10,000,000 on March 2, 2010 with a due date of March 15, 2011 from the FHLB.  The Company repaid $40,000,000 in FHLB borrowings in January 2010.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $222 million at June 30, 2010.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $137.3 million.  Those two lines of credit require the pledging of investment securities when drawn upon.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2010.

As of June 30, 2010, investment securities with a carrying value of $44,212,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2009, investment securities with a carrying value of $68,534,000 were pledged.

Contractual Obligations

The Company plans to add an additional office location in North Liberty, Iowa.  It is expected that the Bank will provide retail and commercial banking services at this proposed office and that it also will serve as the new location of the Bank’s Trust and Wealth Management Department (the “Trust Department”).  The Trust Department, which currently has 21 employees, was displaced by flooding in June of 2008 from the Iowa City South Gilbert Street office.  Since that time the Trust Department has occupied 6,600 square feet of leased office space one half mile south of the proposed new office.  The new office location will enhance services available at the Trust Department, which will be housed with other traditional banking functions including deposit and loan services provided to the Bank’s retail and commercial customers.  It is expected that the new office location will have approximately 15,000 square feet.  Preliminary construction costs for the building are estimated at $2.3 million.  The Company will not incur any debt during the construction of the new office.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Contractual Obligations (continued)

Subsequent to the end of the second quarter, on July 13, 2010, the Board of Directors approved a construction management agreement with Hodge Construction for constructions services of a bank building in North Liberty, Iowa.  Michael E. Hodge, who is the President and majority owner of Hodge Construction, is a member of the Company’s Board of Directors.  The construction management agreement will be based on a percentage of the total cost of the building, which the Company’s management believes is consistent with standard practice in the construction industry.  Hodge Construction will not perform any of the construction itself; instead, it will coordinate the competitive bidding of all of the subcontractors and oversee the day-to-day construction activity.  The proposed office building is in the early stage of planning, and it is expected that final plans, specifications and costs will not be completed until the end of the third quarter or early in the fourth quarter of 2010.  Depending on the planning process, construction may not begin until 2011 and may not be completed before late 2011.  Although the construction management contract was not entered into as a result of competitive bidding, the Company’s management believes the expected fee will be similar to the fee other such construction management companies would charge for similar services.  Also considered in the decision process was the availability of the desirable location as a result of Director Hodge’s minority ownership interest in the Corridor Commercial Development Company, which is the current owner of the land on which the proposed North Liberty office would be constructed.

The location of the office will be on the Northeast corner of Highway 965 and Forevergreen Road.  The Bank has made an offer that has been accepted to purchase four lots totaling 2.36 acres for $1.3 million.  The closing date of the land purchase is expected to be August 20, 2010, assuming all contingencies are met.  Director Hodge has been a 40% owner of Corridor Commercial Development Company since its formation over ten years ago when the entire development land of 80 acres was purchased.  The 4 lots to be purchased by the Company are part of the current development of 7.25 acres consisting of 13 lots.  Based on management review of similar commercial sales and current listings of commercial real estate available in the North Liberty and Coralville area, the price to be paid for the four lots is consistent with the market and reflects the stable value of commercial and residential properties in the area.

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

Index

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934,as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the first six months of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

The Company’s current disclosures concerning risk factors have been revised from the disclosures concerning risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company has removed risk factors which could apply to any issuer.  The revised risk factors are as follows:

The performance of our Company is subject to various risks.  We consider the risks described below to be the most significant risks we face, but such risks are not the only risk factors that could affect us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or results of operations.  For a discussion of the impact of risks on our financial condition and results of operations in recent years and on forward looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION
(continued)

Item 1A.	Risk Factors (continued)

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

Our financial condition has not been materially impacted by the deterioration in the credit quality of third parties except as related to borrower credit quality.  As of December 31, 2009, the Company held one investment security considered to be less than investment grade.   This security had an amortized cost of $193,000 with an unrealized loss of $2,000.  Management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans that may become uncollectible but cannot predict loan losses with certainty and cannot assure that the our allowance for loan losses will prove sufficient to cover actual losses in the future.

Flooding or some other natural disaster and the continuing adverse effects of 2008 flooding could harm the Company’s business.

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

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION
(continued)

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

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION
(continued)

Item 1A.	Risk Factors (continued)

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

Real estate lending is a large portion of our loan portfolio and includes home equity, commercial, construction and residential loans and are concentrated in the Bank’s trade area, a small geographic area in Southeast Iowa.  As of December 31, 2009, approximately 83% of our loans had real estate as a primary or secondary component of collateral.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could negatively impact the future cash flow and market values of the affected properties.

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

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION
(continued)

Item 1A.	Risk Factors (continued)

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

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION
(continued)

Item 1A.	Risk Factors (continued)

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

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (“TAGP”), which provides full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the TAGP.  A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts.  The Bank elected to participate in the TAGP.  This unlimited insurance coverage is temporary and was originally scheduled to expire on December 31, 2009.  On August 26, 2009, the FDIC extended the TAGP through June 30, 2010 and on April 13, 2010 the FDIC extended the TAGP through December 31, 2010. The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue participation in the TAGP.  The Bank elected to continue to participate in the TAGP through December 31, 2010.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which was signed into law on July 21, 2010, extends the expiration date of TAGP through December 31, 2012.  The expiration of the TAGP on December 31, 2012 could have an adverse impact on the levels of customer deposits that are sensitive to full FDIC insurance coverage.

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

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION
(continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	711	$54.00	203,042	546,958
May 1 to May 31	1,277	54.84	204,319	545,681
June 1 to June 30	11,100	55.00	215,419	534,581
Total	13,088	$54.93	215,419	534,581

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

HILLS BANCORPORATION

Date: August 6, 2010	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: August 6, 2010	By: /s/ James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2010
Page Number
In The Sequential
Exhibit		Numbering System
Number	Description	June 30, 2010 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	51- 52

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	53