Form 10-Q
period 2010-09-30
HILLS BANCORPORATION
filed 2010-11-08
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

☑ Yes  ☐No

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At October 31, 2010

Common Stock, no par value	4,397,161

HILLS BANCORPORATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Shares)

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009

Cash and cash equivalents	$55,131	$24,095
Investment securities available for sale at fair value (amortized cost September 30, 2010 $193,846; December 31, 2009 $194,844	201,857	201,645
Stock of Federal Home Loan Bank	11,119	12,453
Loans held for sale	11,316	7,976
Loans, net of allowance for loan losses (September 30, 2010 $28,050; December 31, 2009 $29,160)	1,515,089	1,503,981
Property and equipment, net	26,604	26,417
Tax credit real estate	21,275	18,777
Accrued interest receivable	9,784	9,677
Deferred income taxes, net	8,300	8,892
Other real estate owned and repossessed assets	2,587	3,227
Goodwill	2,500	2,500
Prepaid FDIC insurance	5,524	6,947
Other assets	3,592	4,039
	$1,874,678	$1,830,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$180,166	$184,158
Interest-bearing deposits	1,253,590	1,163,269
Total deposits	$1,433,756	$1,347,427
Short-term borrowings	39,046	68,534
Federal Home Loan Bank borrowings	195,000	225,000
Accrued interest payable	2,017	2,341
Other liabilities	16,697	12,649
	$1,686,516	$1,655,951

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$24,670	$22,900

STOCKHOLDERS' EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued September 30, 2010 4,618,935 shares; December 31, 2009 4,618,962 shares	$-	$-
Paid in capital	14,591	14,582
Retained earnings	180,235	166,120
Accumulated other comprehensive income	4,947	4,200
Treasury stock at cost (September 30, 2010 221,943 shares; December 31, 2009 196,688 shares)	(11,611)	(10,227)
	$188,162	$174,675
Less maximum cash obligation related to ESOP shares	24,670	22,900
	$163,492	$151,775
	$1,874,678	$1,830,626

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$22,282	$22,235	$66,274	$66,566
Investment securities:
Taxable	814	924	2,539	2,839
Nontaxable	806	856	2,458	2,537
Federal funds sold	9	25	37	42
Total interest income	$23,911	$24,040	$71,308	$71,984
Interest expense:
Deposits	$4,574	$6,296	$14,554	$19,630
Short-term borrowings	124	137	387	539
FHLB borrowings	2,027	2,636	6,095	8,605
Total interest expense	$6,725	$9,069	$21,036	$28,774
Net interest income	$17,186	$14,971	$50,272	$43,210
Provision for loan losses	2,870	2,357	5,788	8,274
Net interest income after provision for loan losses	$14,316	$12,614	$44,484	$34,936
Other income:
Net gain on sale of loans	$1,044	$651	$2,085	$3,297
Trust fees	1,004	928	3,006	2,588
Service charges and fees	1,985	2,097	6,008	5,863
Rental revenue on tax credit real estate	403	373	1,269	894
Other noninterest income	649	632	2,273	1,814
	$5,085	$4,681	$14,641	$14,456
Other expenses:
Salaries and employee benefits	$5,582	$5,357	$16,587	$16,102
Occupancy	835	705	2,351	2,196
Furniture and equipment	1,032	912	3,047	2,733
Office supplies and postage	380	335	1,071	1,025
Advertising and business development	404	410	1,210	1,250
Outside services	1,144	1,628	4,579	4,565
Rental expenses on tax credit real estate	648	751	1,870	1,351
FDIC insurance assessment	581	431	1,626	2,276
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	-	-	-	584
Net loss on sale of other real estate owned and other repossessed assets	17	234	200	866
Other noninterest expense	305	363	1,036	881
	$10,928	$11,126	$33,577	$33,829
Income before income taxes	$8,473	$6,169	$25,548	$15,563
Income taxes	2,440	1,436	7,409	3,911
Net income	$6,033	$4,733	$18,139	$11,652

Earnings per share:
Basic	$1.37	$1.07	$4.11	$2.63
Diluted	1.37	1.06	4.10	2.62

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$6,033	$4,733	$18,139	$11,652

Other comprehensive income:
Unrealized holding gains arising during the period	$1,478	$2,412	$1,254	$2,098
Income tax effect of unrealized gains	(555)	(923)	(463)	(802)
	$923	$1,489	$791	$1,296

Less: reclassification adjustment for gains included in net income, net of income taxes	(44)	-	(44)	-

Other comprehensive income	$879	$1,489	$747	$1,296

Comprehensive income	$6,912	$6,222	$18,886	$12,948

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Maximum Cash Obligation Related to ESOP Shares	Treasury Stock	Total

Balance, December 31, 2008	$13,447	$154,176	$3,649	$(23,815)	$(8,095)	$139,362
Issuance of 1,767 shares of common stock	68	-	-	-	-	68
Forfeiture of 502 shares of common stock	(23)	-	-	-	-	(23)
Share-based compensation	11	-	-	-	-	11
Income tax benefit related to share-based compensation	10	-	-	-	-	10
Change related to ESOP shares	-	-	-	942	-	942
Net income	-	11,652	-	-	-	11,652
Dividends ($.91 per share)	-	(4,041)	-	-	-	(4,041)
Purchase of 29,796 shares of common stock	-	-	-	-	(1,601)	(1,601)
Other comprehensive income	-	-	1,296	-	-	1,296
Balance, September 30, 2009	$13,513	$161,787	$4,945	$(22,873)	$(9,696)	$147,676

Balance, December 31, 2009	$14,582	$166,120	$4,200	$(22,900)	$(10,227)	$151,775
Issuance of 652 shares of common stock	26	-	-	-	-	26
Forfeiture of 679 shares of common stock	(32)	-	-	-	-	(32)
Share-based compensation	12	-	-	-	-	12
Income tax benefit related to share-based compensation	3	-	-	-	-	3
Change related to ESOP shares	-	-	-	(1,770)	-	(1,770)
Net income	-	18,139	-	-	-	18,139
Dividends ($.91 per share)	-	(4,024)	-	-	-	(4,024)
Purchase of 25,255 shares of common stock	-	-	-	-	(1,384)	(1,384)
Other comprehensive income	-	-	747	-	-	747
Balance, September 30, 2010	$14,591	$180,235	$4,947	$(24,670)	$(11,611)	$163,492

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$18,139	$11,652
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,026	1,805
Provision for loan losses	5,788	8,274
Net gain on sale of invesment securities	(71)	-
Share-based compensation	12	11
Forfeiture of common stock	(32)	(23)
Compensation expensed through issuance of common stock	16	42
Excess tax benefits from share-based compensation	(3)	(10)
Provision for deferred income taxes	129	(968)
Net loss on sale of other real estate owned and other repossessed assets	200	866
(Increase) decrease in accrued interest receivable	(107)	488
Amortization of discount on investment securities, net	667	550
Decrease in prepaid FDIC insurance	1,423	-
Decrease (increase) in other assets	450	(549)
Increase in accrued interest payable and other liabilities	3,724	2,558
Loans originated for sale	(164,987)	(241,972)
Proceeds on sales of loans	163,732	250,028
Net gain on sales of loans	(2,085)	(3,297)
Net cash and cash equivalents provided by operating activities	$29,021	$29,455

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$35,644	$41,774
Proceeds from sales of investment securities available for sale	4,892	-
Purchases of investment securities available for sale	(38,800)	(43,749)
Loans made to customers, net of collections	(19,227)	(24,367)
Proceeds on sale of other real estate owned and other repossessed assets	2,771	5,074
Purchases of property and equipment	(2,213)	(2,325)
Investment in tax credit real estate, net	(2,498)	(6,812)
Net cash used in investing activities	$(19,431)	$(30,405)

Cash Flows from Financing Activities
Net increase in deposits	$86,329	$151,647
Net decrease in short-term borrowings	(29,488)	(70,633)
Stock options exercised	10	26
Excess tax benefits related to share-based compensation	3	10
Borrowings from FHLB	10,000	-
Payments on FHLB borrowings	(40,000)	(40,000)
Purchase of treasury stock	(1,384)	(1,601)
Dividends paid	(4,024)	(4,041)
Net cash provided by financing activities	$21,446	$35,408

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2010	2009

Increase in cash and cash equivalents	$31,036	$34,458

Cash and cash equivalents:
Beginning of year	24,095	22,575
End of period	$55,131	$57,033

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$14,878	$19,862
Interest paid on other obligations	6,482	9,144
Income taxes paid	5,539	4,703

Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$1,770	$(942)
Transfers to other real estate owned	2,331	4,176

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

Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2009 filed with the Securities Exchange Commission on March 10, 2010.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Common shares outstanding at the beginning of the period	4,403,452	4,417,505	4,422,274	4,440,545
Weighted average number of net shares redeemed	(3,484)	(1,837)	(11,320)	(13,692)
Weighted average shares outstanding (basic)	4,399,968	4,415,668	4,410,954	4,426,853

Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	13,266	14,628	13,295	14,577
Weighted average number of shares	4,413,234	4,430,296	4,424,249	4,441,430

Net income (In Thousands)	$6,033	$4,733	$18,139	$11,652

Earnings per share:
Basic	$1.37	$1.07	$4.11	$2.63
Diluted	$1.37	$1.06	$4.10	$2.62

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

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, policies and activity involving the allowance for credit losses and the fair value of loans are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. For the Company, this ASU is effective for interim and annual reporting periods after December 15, 2010.  The Company will include these disclosures in the notes to the financial statements beginning in the 2010 Form 10-K.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.                      Recent Accounting Pronouncements and Recent Legislative Developments (continued)

Recent Legislative Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  The Dodd-Frank Act represents the most sweeping financial services industry reform since the 1930’s.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the Dodd-Frank Act.  The Dodd-Frank Act is expected to be fully phased in over twelve years.  Among other things, the Dodd-Frank Act may result in added costs of doing business and regulatory compliance burdens and affect competition among financial services entities.  Uncertainty exists as to the ultimate impact of many provisions of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole and on the Company’s business, results of operations and financial condition.  Additional information, including a summary of certain provisions of the Dodd-Frank Act, is available on the Federal Deposit Insurance Corporation website at www.fdic.gov/regulations/reform/index.html.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.                      Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments under ASC 820, Financial Instruments, as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts In Thousands)

Cash and cash equivalents	$55,131	$55,131	$24,095	$24,095
Investment securities	212,976	212,976	214,098	214,098
Loans	1,526,405	1,536,999	1,511,957	1,515,351
Accrued interest receivable	9,784	9,784	9,677	9,677
Deposits	1,433,756	1,434,060	1,347,427	1,350,881
Short-term borrowings	39,046	39,046	68,534	68,534
Federal Home Loan Bank borrowings	195,000	210,642	225,000	242,562
Accrued interest payable	2,017	2,017	2,341	2,341

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$335,324	$-	$289,927	$-
Letters of credit	9,591	-	9,724	-

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

It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  Market conditions in recent years have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes.  The Company is required to use observable inputs, to the extent available, in the fair value estimation process unless that data results from forced liquidations or distressed sales.  Despite the Company’s best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for assets or liabilities not recorded at fair value.

ASSETS

Cash and cash equivalents:  The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values.

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

Valuation methodologies have not changed during the quarter or nine month periods ended September 30, 2010.  As noted in the Recent Accounting Pronouncements in Note 3, the Company considered all new and currently effective accounting guidance in its valuation methodologies.  Adoption of the new accounting guidance did not have a significant effect on the Company’s evaluation of the fair value of its financial instruments.  Assets and liabilities measured at fair value on a nonrecurring basis are not material to the Company’s consolidated financial statements.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$98,988	$102,869	$-	$201,857
Total	$98,988	$102,869	$-	$201,857

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2010.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.                      Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis in 2010 that were still held on the balance sheet at September 30, 2010, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at quarter end.

	September 30, 2010				Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2010
	Level 1	Level 2	Level 3	Total	Total Losses	Total Losses	Total Losses	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$11,801	$-	$11,801	$242	$1,031	$2,113	$3,386
Foreclosed assets (2)	-	995	-	995	144	123	137	404
Total	$-	$12,796	$-	$12,796	$386	$1,154	$2,250	$3,790

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

As of September 30, 2010, the $11.8 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types:  $4.3 million of 1 – 4 family residential loans, $3.7 million of commercial and industrial loans, $1.6 million of commercial mortgage loans, and $1.2 million of construction and land development loans.  The remaining $1.0 million was spread over the following categories of loans:  agricultural, real estate construction, mortgage – farmland, mortgage – multi-family, and loans to individuals.  The total $11.8 million of loans represents the carrying value of loans partially charged off as it was determined that the fair value of the loan collateral was less than the carrying value.  Of the total $11.8 million, $2.0 million was included in the nonaccrual loan total.  The remaining $9.8 million is accruing interest based on the fact loan payments have been made as contractually agreed.

Note 5.                      Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  This authorization is set to expire on December 31, 2013.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 221,943 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2010.  Of these 221,943 shares, 6,524 shares were purchased during the quarter ended September 30, 2010, at an average price per share of $56.05.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$36,156	$37,705
Credit card participations	43,427	43,658
Commercial, real estate and home construction	87,807	78,783
Commercial lines and real estate purchase loans	167,934	129,781
Outstanding letters of credit	9,591	9,724

Note 7.                      Income Taxes

Federal income tax expense for the nine months ended September 30, 2010 and 2009 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2009 and 2008, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2009, 2008 and 2007, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2009 and September 30, 2010 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2010, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2011.

Income taxes as a percentage of income before taxes were 29.0% in 2010 and 25.13% in 2009.  The increase in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

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

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual loans in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management's Discussion and Analysis of Financial Condition and Results of Operations. Although management believes the levels of the allowance as of September 30, 2010 and December 31, 2009 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At September 30, 2010, the Bank has fourteen full-service locations and a trust and wealth management location.

Net income for the nine month period ended September 30, 2010 was $18.14 million compared to $11.65 million for the same nine months of 2009, an increase of 55.67%.  The $6,487,000 increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first nine months of 2010 are an increase in net interest income of $7,062,000 and a decrease in the provision for loan losses of $2,486,000.  These changes were offset by an increase in income tax expense of $3,498,000.

The Company achieved a return on average assets of 1.22% and a return on average equity of 12.56% for the twelve months ended September 30, 2010, compared to the twelve months ended September 30, 2009 which were 0.80% and 8.73%, respectively. Dividends of $.91 per share were paid in January 2010 to 1,690 shareholders.  The 2010 dividend was the same dividend per share as paid in January 2009.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earnings assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 4.00% in 2010 compared to 3.48% in 2009.  Average earning assets were $1.735 billion in 2010 and $1.723 billion in 2009.

Highlights noted on the balance sheet as of September 30, 2010 for the Company included the following:
•	Total assets were $1.875 billion, an increase of $44.05 million since December 31, 2009.
•	Net loans were $1.526 billion, an increase of $14.45 million since December 31, 2009.
•	Deposit growth of $86.33 million since December 31, 2009.
•	Short-term borrowings decreased $29.49 million since December 31, 2009.
•	Federal Home Loan Bank borrowings decreased $30.0 million since December 31, 2009.

Reference is made to Note 4 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Financial Condition

The tables below set forth the composition of the loan portfolio as of September 30, 2010 and December 31, 2009 (dollars in thousands), along with changes in the allowance for loan losses and non-performing loan information:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$67,660	4.38%	$64,598	4.21%
Commercial and financial	142,565	9.24	153,997	10.04
Real estate:
Construction, 1 to 4 family residential	23,550	1.53	25,821	1.68
Construction, land development and commercial	84,489	5.48	95,955	6.26
Mortgage, farmland	81,216	5.26	87,300	5.70
Mortgage, 1 to 4 family first liens	499,566	32.37	470,328	30.68
Mortgage, 1 to 4 family junior liens	112,953	7.32	114,742	7.48
Mortgage, multi-family	194,358	12.60	190,180	12.40
Mortgage, commercial	301,565	19.54	295,070	19.25
Loans to individuals	22,538	1.46	25,405	1.66
Obligations of state and political subdivisions	12,679	0.82	9,745	0.64
	$1,543,139	100.00%	$1,533,141	100.00%
Less allowance for loan losses	28,050		29,160
	$1,515,089		$1,503,981

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

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Changes in the allowance for loan losses for the periods shown in the following table were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts In Thousands)		(Amounts In Thousands)

Balance, beginning	28,350	$30,130	29,160	$27,660
Charge-offs:
Agricultural	1	79	9	82
Commercial and financial	1,447	697	3,268	2,720
Real estate:
Construction, 1 to 4 family residential	76	47	120	48
Construction, land development and commercial	231	70	919	195
Mortgage, farmland	-	22	39	22
Mortgage, 1 to 4 family first liens	670	449	1,495	977
Mortgage, 1 to 4 family junior liens	815	301	1,436	915
Mortgage, multi-family	68	220	87	315
Mortgage, commercial	521	128	1,038	363
Loans to individuals	56	89	263	369
	3,885	2,102	8,674	6,006

Recoveries:
Agricultural	225	11	230	17
Commercial and financial	306	166	745	322
Real estate:
Construction, 1 to 4 family residential	1	49	3	49
Mortgage, farmland	44	-	44	1
Mortgage, 1 to 4 family first liens	7	6	269	45
Mortgage, 1 to 4 family junior liens	44	39	155	149
Mortgage, commercial	32	-	111	-
Loans to individuals	56	64	219	209
	715	335	1,776	792
Net charge-offs	3,170	1,767	6,898	5,214
Provision charged to expense	2,870	2,357	5,788	8,274
Balance, ending	$28,050	$30,720	$28,050	$30,720

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Non-performing loan information at September 30, 2010 and December 31, 2009, was as follows:

	September 30, 2010	December 31, 2009
	(Amounts in thousands)

Non-accrual loans	$5,581	$5,360
Accruing loans past due 90 days or more	4,698	7,009
Restructured loans	23,083	15,135
Total non-performing loans (1)	33,362	27,504
Other real estate	2,587	3,227
Non-performing assets (includes non-performing loans and other real estate)	35,949	30,731
Loans held for investment	1,543,139	1,533,141
Ratio of allowance for loan losses to loans held for investment	1.82%	1.90%
Ratio of allowance for loan losses to non-performing loans	84.08	106.02
Ratio of non-performing loans to total loans held for investment	2.16	1.79
Ratio of non-performing assets to total assets	1.92	1.68

(1)  After filing its quarterly report on Form 10-Q for the quarterly period ended March 31, 2010, the Company revised the presentation of non-performing loans.  The revised total has decreased by $47,761 as of December 31, 2009.  In previous filings, the Company included all loans that were evaluated for potential impairment as part of our quarterly allowances for loan loss calculation in the non-performing loan total.  The Company revised the presentation of non-performing loans to include only nonaccrual loans, accruing loans >90 days past due and restructured loans.  The resulting change in the presentation of non-performing loan total does not have any impact on the allowance for loan loss policy, allowance for loan loss calculation or the provision for loan loss for any periods presented.  The loans that were removed from the presentation were evaluated for potential impairment.  As these loans were not considered impaired, the appropriate allocations was calculated using historical loss rates, as adjusted for qualitative factors.  The revised non-performing loan presentation allows the Company to better compare itself to its appropriate peer group as the revised non-performing loan presentation corresponds with the regulatory definition.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Certain non-performing loan information by loan type at September 30, 2010 and December 31, 2009, was as follows:

	September 30, 2010			December 31, 2009
	Non-accrual loans	Accuring loans past due 90 days	Restructured loans	Non-accrual loans	Accuring loans past due 90 days	Restructured loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	$-	$161	$-	$-	$8	$-
Commercial and financial	480	1,089	2,408	958	280	3,134
Real estate:
Construction, 1 to 4 family residential	384	-	-	-	260	-
Construction, land development and commercial	1,401	42	2,385	2,645	1,202	2,442
Mortgage, farmland	-	9	-	-	172	-
Mortgage, 1 to 4 family first liens	1,110	2,738	1,061	1,534	3,528	1,672
Mortgage, 1 to 4 family junior liens	4	440	970	-	140	613
Mortgage, multi-family	1,837	-	4,782	-	906	4,867
Mortgage, commercial	365	212	11,477	223	469	2,407
Loans to individuals	-	7	-	-	44	-
	$5,581	$4,698	$23,083	$5,360	$7,009	$15,135

Non-performing loans increased by $5.86 million from December 31, 2009 to September 30, 2010.  Non-performing loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and restructured loans. Non-performing loans were 2.16% of loans held for investment as of September 30, 2010 and 1.79% as of December 31, 2009.  The increase in non-performing loans is due mainly to the restructuring of one large commercial mortgage borrower with an aggregate loan balance of $8.8 million during the nine months ended September 30, 2010.

Loans 90 days past due that are still accruing interest decreased $2.3 million from December 31, 2009 to September 30, 2010. The average past due loan balance was $72,000 as of September 30, 2010 compared to $95,000 as of December 31, 2009. The loans 90 days past due and still accruing are believed to be adequately collateralized and the Bank expects to collect all principal and interest as contractually due under these loans.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The Bank restructured loans with an aggregate principal amount totaling $9.3 million during the nine months ended September 30, 2010, all of which are considered to be troubled debt restructurings as defined under FASB ASC 310-40.  These 2010 restructures related to two customers.  The first 2010 customer relationship consisted of five loans totaling approximately $8.8 million.  The loans were re-written into two notes using the “Policy Statement on Prudent Commercial Real Estate Loan Workouts” issued by the joint interagency regulators, including the Bank’s main regulator the FDIC, in October 2009.  The first note was equal to 80% of the updated 2009 appraised value for the property with a maturity date of five years.  The interest rate for the first note of 5.95% is considered a market interest rate by the Company.  The second note was for the remaining loan balance with a five year maturity and a below market interest rate of 4.0%.  At the time of the restructure, the second note was fully charged off which did not impact the allowance requirement as the Company had already factored this information into the December 31, 2009 allowance for loan loss calculation.  The restructure was completed as it allowed the debt that is recorded on the books to be supported by an updated appraisal.  The first note has been classified as watch and is accruing interest based on payment history before and after the restructure.  There is no interest income recognized on the second note as it is fully charged off.  The customer has made monthly payments on all debt owed to the Bank in a timely manner before and after the restructure.  Based on this factor, the Bank does not consider there to be any impairment on the remaining debt.  Factors that could lead to the removal of the loans from the restructured classification include future improvement of the value of the underlying collateral, the second note returning to a market rate of interest or the loans paying off.  The Bank loaned an additional $100,000 to the borrower during 2010 after the completion of the restructuring of the loans.  The additional borrowings were not used to facilitate payments on these loans.  The Bank has no commitment to lend additional funds to the customer.  Since the date of restructure, the Bank would have recorded $392,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $321,000 of interest income and a loss of interest income of $71,000 due to the restructure of this customer relationship.  The second 2010 customer relationship consisted of ten loans totaling $358,000.  Since the date of restructure, the Bank would have recorded $22,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $6,000 of interest income and a loss of interest income of $16,000 due to the restructure of this customer relationship.  The Bank does not have any commitments to lend this customer additional funds.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The Bank restructured loans totaling $11.5 million during the twelve months ended December 31, 2009, all of which were considered to be troubled debt restructurings as defined under FASB ASC 310-40.  One customer relationship consisted of seven loans totaling $2.8 million. The customer’s loans were modified to require interest only payments at market rates for approximately 30 months.  The Bank loaned an additional $286,000 to the borrower during 2009 after the completion of the restructuring of the loans.  The new loan was for the purchase of a smaller personal residence which resulted in an overall reduction of borrower debt of approximately $44,000.  The customer paid off a mortgage loan on a prior personal residence which exceeded the $286,000 in mortgage debt for the new personal residence.  The customer relationship is non-accrual and is considered impaired.  At September 30, 2010, the Bank has recognized a loss of $162,000 after further analysis of real estate values and the collateral position for the borrower.  It is anticipated that the customer will return to principal and interest payments in August 2011.  Another customer relationship which consisted of eleven loans totaling $8.2 million was restructured during 2009.  The borrower was granted a rate concession to 5.25% on approximately $4.4 million of debt, which is in the process of being extended until 2013, in the normal course of business, and 5.25% on approximately $3.0 million until maturity in March 2011.  Based on the customer’s financial condition, the rate of 5.25% was not considered a market rate by the Company.  Since the date of restructure, the Bank would have recorded $431,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $409,000 of interest income and a loss of interest income of $22,000 due to the restructure of this customer relationship.  The Bank does not have any commitments to lend this customer additional funds.  At September 30, 2010, after further review of the real estate values and collateral position for the customer’s properties, the Bank has recognized a loss of $783,000 which the Bank had adequately reserved for in previous quarters.  There were four additional relationships restructured during 2009 totaling $0.5 million.  The terms of the restructured amounts included interest only payments for four months, re-amortization of loan payments over 25 years and a rate concession.  Since the date of restructure, the Bank would have recorded $30,000 in interest income if the loans had been current in accordance with their original terms.  Instead, the Bank recorded $28,000 of interest income and a loss of interest income of $2,000 due to the restructure of their customer relationships.  The Bank does not have any commitments to lend these customers additional funds.  The payments for all loans restructured during 2009 have been made as originally agreed or as further extended by subsequent agreement of the parties. At September 30, 2010, $9.3 million of the total $11.5 million of restructured loans is accruing interest.

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

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,322	8.28%	4.38%	$2,967	10.17%	4.21%
Commercial and financial	6,876	24.51	9.24	7,090	24.31	10.04
Real estate:
Construction, 1 to 4 family residential	889	3.17	1.53	836	2.87	1.68
Construction, land development and commercial	3,446	12.29	5.48	3,975	13.63	6.26
Mortgage, farmland	1,447	5.16	5.26	1,417	4.86	5.69
Mortgage, 1 to 4 family first liens	5,456	19.45	32.37	6,091	20.89	30.68
Mortgage, 1 to 4 family junior liens	1,265	4.51	7.32	1,393	4.78	7.49
Mortgage, multi-family	1,597	5.69	12.60	1,723	5.91	12.40
Mortgage, commercial	4,035	14.39	19.54	3,019	10.36	19.25
Loans to individuals	567	2.02	1.46	639	2.19	1.66
Obligations of state and political subdivisions	150	0.53	0.82	10	0.03	0.64
	$28,050	100.00%	100.00%	$29,160	100.00%	100.00%

The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio.  However, if economic conditions continue to deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could continue to rise and require increases in the provision for loan losses.   The Company will continue to monitor the adequacy of the allowance on a quarterly basis and will consider the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition.

Residential real estate loan products that include features such as loan-to-values in excess of 100%, interest only payments or adjustable-rate mortgages, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Investment securities available for sale held by the Company increased by $0.2 million from December 31, 2009 to September 30, 2010. The fair value of securities available for sale was $8.0 million more than the amortized cost of such securities as of September 30, 2010.  At December 31, 2009, the fair value of the securities available for sale was $6.8 million more than the amortized cost of such securities. The carrying values of investment securities at September 30, 2010 and December 31, 2009 are summarized in the following table (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Securities available for sale

Obligations of state and political subdivisions	$102,869	50.96%	$102,555	50.86%

Other securities (FHLB, FHLMC and FNMA)	98,988	49.04	99,090	49.14

Total securities available for sale	$201,857	100.00%	$201,645	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2010 or December 31, 2009. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of September 30, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

September 30, 2010:
Other securities (FHLB, FHLMC and FNMA)	$95,768	$3,220	$-	$98,988
State and political subdivisions	98,078	4,889	(98)	102,869
Total	$193,846	$8,109	$(98)	$201,857

December 31, 2009:
Other securities (FHLB, FHLMC and FNMA)	$95,745	$3,355	$(10)	$99,090
State and political subdivisions	99,099	3,562	(106)	102,555
Total	$194,844	$6,917	$(116)	$201,645

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2010, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$36,752	$37,311
Due after one year through five years	108,495	113,280
Due after five years through ten years	47,955	50,580
Due over ten years	644	686
Total	$193,846	$201,857

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts In Thousands)		(Amounts In Thousands)

Sales proceeds	$4,892	$-	$4,892	$-
Gross realized gains	99	-	99	-
Gross realized losses	(28)	-	(28)	-

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2010
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

Other securities (FHLB, FHLMC and FNMA)	-	$-	$-	-	-	$-	$-	-	-	$-	$-	-

State and political subdivisions	10	2,418	(97)	4.01%	1	124	(1)	0.81%	11	2,542	(98)	3.86%

Total temporarily impaired securities	10	$2,418	$(97)	4.01%	1	$124	$(1)	0.81%	11	$2,542	$(98)	3.86%

	Less than 12 months				12 months or more				Total
December 31, 2009
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

Other securities (FHLB, FHLMC and FNMA)	1	$996	$(10)	1.00%	-	$-	$-	-	1	$996	$(10)	1.00%

State and political subdivisions	35	7,929	(106)	1.34%	-	-	-	-	35	7,929	(106)	1.34%

Total temporarily impaired securities	36	$8,925	$(116)	1.30%	-	$-	$-	-	36	$8,925	$(116)	1.30%

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses as of September 30, 2010 included 9 issues which are rated A3 or better, general obligation bonds. Two municipal bonds are rated B1.  Bonds with a B1 rating are less than investment grade. The aggregate fair value of these B1 rated bonds is $456,000 while their amortized cost is $506,000, representing an unrealized loss of $50,000.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities until a recovery of fair value or maturity.

Deposit growth was $86.3 million in the first nine months of 2010 and included a $43.1 million increase in public funds that are temporary deposits.  Repurchase agreements decreased $29.5 million in the same period.  Federal Home Loan Bank borrowings decreased $30.0 million in the first nine months of 2010.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits totaled $33.1 million as of September 30, 2010 with an average rate of 1.03%.  Brokered deposits were $13.0 million as of December 31, 2009 with an average rate of 2.04%.  As of September 30, 2010 and December 31, 2009, brokered deposits were 2.31% and 0.97% of total deposits, respectively.

Dividends and Equity

In January 2010, Hills Bancorporation paid a dividend of $4,024,000 or $.91 per share.  The dividend was also $.91 per share in January 2009.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2010 totaled $163.5 million. Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 12.57% and 11.68% as of September 30, 2010 and December 31, 2009, respectively.  The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 13.83% and 12.94% as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program (“TAGP”), which provides full coverage for noninterest-bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the TAGP.  A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts.  The Bank elected to participate in the TAGP and the 10-basis point surcharge totaled $10,329 for the nine months ended September 30, 2010.  This unlimited insurance coverage is temporary and was originally scheduled to expire on December 31, 2009.  On August 26, 2009, the FDIC extended the TAGP through June 30, 2010 and on April 13, 2010 the FDIC extended the TAGP through December 31, 2010.  The deposit insurance surcharge was increased from 10 to 25 basis points for institutions electing to continue participation in the TAGP.  The Bank elected to continue to participate in the TAGP through December 31, 2010.  The Dodd-Frank Act, which was signed into law on July 21, 2010, extends the expiration date of TAGP through December 31, 2012.  The expiration of the TAGP on December 31, 2012 could have an adverse impact on the levels of customer deposits that are sensitive to full FDIC insurance coverage. The Dodd-Frank Act also permanently increases the deposit insurance coverage to $250,000 and allows depository institutions to pay interest on checking accounts beginning in July 2011.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2010 and 2009

Net Income Overview

Net income increased $6,487,000 for the nine months ended September 30, 2010 compared to the first nine months of 2009.  Total net income was $18,139,000 in 2010 and $11,652,000 in the comparable period in 2009, an increase of 55.67%.  The changes in net income in 2010 from the first nine months of 2009 were primarily the result of the following:

•	Net interest income increased by $7,062,000.
•	The provision for loan losses decreased by $2,486,000.
•	Net gain on sale of loans decreased by $1,212,000.
•	Income taxes increased $3,498,000.

For the nine-month periods ended September 30, 2010 and 2009, basic earnings per share were $4.11 and $2.63, respectively. Diluted earnings per share were $4.10 for the nine months ended September 30, 2010 compared to $2.62 for the same period in 2009.

Fluctuations in the Company’s net income continue to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average earnings assets.  Net interest income of $50.3 million for the first nine months of 2010 was derived from the Company’s $1.735 billion of average earning assets during that period and its tax-equivalent net interest margin of 4.00%.  Average earning assets in the nine months ended September 30, 2009 were $1.723 billion and the tax-equivalent net interest margin was 3.48%.  The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.90% would have resulted approximately in a $1,298,000 decrease in income before income taxes in the nine month period ended September 30, 2010. Similarly, an increase in the net interest margin of 10 basis points to 4.10% would have resulted in approximately a $1,298,000 increase in net interest income before taxes. Net interest income for the Company increased due to the increase in average earning assets over the same period in 2009 and the increase in the net interest margin of 52 basis points.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.526 billion at September 30, 2010.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors including the size of the loan portfolio, loan concentrations, the level of non-performing loans (which includes non-accrual loans, accruing loans past due 90 days or more and restructured loans). The provision for loan losses was $5,788,000 in 2010 compared to $8,274,000 in 2009.

The amount of mortgage loans sold on the secondary market is the third factor that can cause significant fluctuations in net income. Loans originated for sale in the first nine months of 2010 totaled $165.0 million compared to $242.0 million in the same period in 2009, a decrease of 31.82%.  In the nine months ended September 30, 2010 and 2009, the net gain on sale of loans was $2,085,000 and $3,297,000, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2010 and 2009 (continued)

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first nine months of 2010 was 4.00% compared to 3.48% in 2009 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2010 compared to the comparable period in 2009 are shown in the following table:
	Change in	Change in		Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$37,615	(0.17	) %	$1,628	$(1,887)	$(259)
Taxable securities	(4,123)	(0.24)		(45)	(255)	(300)
Nontaxable securities	(1,292)	(0.10)		(51)	(71)	(122)
Federal funds sold	(20,109)	0.12		(6)	1	(5)
	$12,091			$1,526	$(2,212)	$(686)

Interest expense:
Interest-bearing demand deposits	$13,103	(0.18	) %	$(63)	$313	$250
Savings deposits	51,306	(0.48)		(445)	1,351	906
Time deposits	(18,075)	(0.74)		448	3,472	3,920
Short-term borrowings	4,941	(0.58)		(64)	216	152
FHLB borrowings	(47,207)	(0.56)		1,680	830	2,510
	$4,068			$1,556	$6,182	$7,738
Change in net interest income				$3,082	$3,970	$7,052

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loans fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2010	2009

Yield on average interest-earning assets	5.61%	5.70%
Rate on average interest-bearing liabilities	1.91	2.62
Net interest spread	3.70%	3.08%
Effect of noninterest-bearing funds	0.30	0.40
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	4.00%	3.48%

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2010 and 2009 (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met seven times during the first nine months of 2010.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2010, the average rate indexes for the one, three and five year indexes were 0.25%, 0.69% and 1.36%, respectively.  The one year index decreased 39.02% from 0.41% at September 30, 2009, the three year index decreased 54.30% and the five year index decreased 43.57%.  The three year index was 1.51% and the five year index was 2.41% at September 30, 2009.  The targeted federal funds rate was 0.25% at September 30, 2010 and 2009.

Provision for Loan Losses

The provision for loan losses was $5,788,000 in 2010 compared to $8,274,000 in 2009, a decrease of $2,486,000.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

In the first nine months of 2010, problem and watch loans decreased $13.3 million and there was a decrease of $5.1 million in substandard loans in the same period.  These asset quality changes decreased the provision by $2.4 million. In the first nine months of 2009, problem and watch loans increased $42.3 million while there was an increase of $21.7 million in substandard loans in the same period.  These asset quality changes increased the provision by $4.0 million. In the first nine months of 2010, net loan growth was $31.8 million which increased the provision for loan losses by $2.9 million.  In the first nine months of 2009, net loan balances declined $52.8 million which decreased the provision for loan losses $1.1 million.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2010 and 2009, recoveries were $1,776,000 and $792,000, respectively; and charge-offs were $8,674,000 in 2010 and $6,006,000 in 2009.  The allowance for loan losses totaled $28,050,000 at September 30, 2010 compared to $29,160,000 at December 31, 2009.  The allowance represented 1.82% and 1.90% of loans held for investment at September 30, 2010 and December 31, 2009, respectively.  The Company’s methodology for determining the allowance for loan losses was refined in the third quarter of 2010 to revise and update historical loss percentage applied to loan categories under ASC 450-20.  The refined methodology did not result in a materially different determination of the allowance for loan losses.  The refinements made to the allowance for loan loss calculation in the third quarter of 2010 decreased the allowance for loan loss estimate by $15,000.

Net Gain on Sale of Loans

Loans originated for sale in the first nine months of 2010 totaled $165.0 million compared to $242.0 million in the same period in 2009, a decrease of 31.82%.  In the nine months ended September 30, 2010 and 2009, the net gain on sale of loans was $2,085,000 and $3,297,000, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2010 and 2009 (continued)

Other Income

Other income, other than the net gain on sale of loans discussed above, increased $1,397,000 for the nine months ended September 30, 2010 from the prior year.  Trust fees increased $418,000 in the first nine months of 2010 as a result of assets under management increasing from $868.5 million as of September 30, 2009 to $938.0 million as of September 30, 2010 due to market conditions and new trust relationships. Service charges and fees increased $145,000 in the first nine months of 2010 from their level for the comparable period in 2009. Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $430,000 due to volume of activity.  Overdraft and NSF charges are also included in service charges and fees.  This component decreased during the same period by $257,000 due to regulatory changes effective August 1, 2010.

Rental revenue on tax credit real estate increased $375,000 in 2010 due to the addition of a tax credit property in the third quarter of 2009 and an additional tax credit property in the second quarter of 2010.

Other noninterest income was $2,273,000 for the nine months ended September 30, 2010, a $459,000 increase from the same period in 2009. Other noninterest income for the nine months ended September 30, 2010 included insurance proceeds of $425,000 received as a result of a claim filed by the Company in April 2008.  The claim pertained to alleged unauthorized activities by a former employee of the Bank in Bank internal accounts that were discovered during 2007.  The total loss to the Company was $575,000 which included $559,000 of funds that were misappropriated and $16,000 of fees expensed during the investigation.  The Company’s insurance policies covered the loss and expenses but had a deductible of $150,000, resulting in net proceeds of $425,000.

Other Expenses

Other expenses of $33,577,000 decreased $252,000 for the nine months ended September 30, 2010 from the same period in 2009, a decrease of 0.74%.

Salaries and benefits increased $485,000.  A component of salaries and employee benefits expense is compensation expense related to the officers’ deferred compensation plan and costs associated with restricted common stock awarded to various officers which increased $283,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  This increase is primarily the result of the change in the appraised value of the Company’s common stock.  As a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company obtains a quarterly independent appraisal of the shares of stock.  The final appraisal for each quarter will be completed approximately forty days after each quarter end.  The appraised value of the Company’s stock was $57.00 as of September 30, 2010 and $53.00 as of December 31, 2009.

Furniture and equipment expenses increased $314,000 during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due mainly to an increase in depreciation and maintenance contracts.  Depreciation expense increased $159,000 in the nine months ended September 30, 2010 compared to the same period in 2009.  The increase is related to the bank building at 3905 Blairs Ferry Road NE in Cedar Rapids being placed into service on January 11, 2010.  Maintenance contract expense increased $171,000 in the nine months ended September 30, 2010 as compared to the same period in 2009.  This increase is due to the increased rates of the contracts and additional software programs purchased by the Company.  These increases were offset by a decrease in equipment supplies of $38,000 for the nine months ended September 30, 2010 compared to the same period in 2009.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2010 and 2009 (continued)

Rental expenses on tax credit real estate were $1,870,000 for the nine months ended September 30, 2010, an increase of $519,000 from the same period in 2009.  This increase is due mainly to the addition of a sixth tax credit property during the third quarter of 2009 and a seventh tax credit property during the second quarter of 2010.

FDIC insurance assessment expense was $1,626,000 for the nine months ended September 30, 2010.  This is a decrease of $650,000 when compared to the same period in 2009.  As of June 30, 2009, the FDIC imposed a five basis point special assessment, which totaled $830,000 on the Bank’s total assets less Tier 1 capital.  There was no special assessment imposed during the nine months ended September 30, 2010.  As of September 30, 2010, the Company recorded prepaid FDIC insurance of $5,524,000, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.  On October 19, 2010, the FDIC proposed a new restoration plan (the “New Restoration Plan”) intended to ensure that the reserve ratio of the Deposit Insurance Fund reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.  The New Restoration Plan also forgoes the uniform 3 basis point assessment rate increase previously scheduled to go into effect January 1, 2011, and keeps the current rate schedule in effect.

During the first nine months of 2009, the Company pre-paid $40.0 million of FHLB advances incurring an early payment penalty of $584,000.  There were no penalties incurred during the first nine months of 2010.  The $40.0 million in advances consisted of $20.0 million due in September 2009 and $20.0 million due in October 2009, at rates from 5.66% to 6.22%.  As a result of the early payment of the FHLB borrowings, the Company’s interest expense on FHLB borrowings decreased.  The net impact of the early payment penalty and decreased interest expense was revenue neutral for 2009.

The net loss on sale of other real estate owned and other repossessed assets decreased $666,000 to $200,000 for the nine months ended September 30, 2010. The total net loss on sale of other real estate owned for the nine months ended September 30, 2010 consisted of a $404,000 fair market value adjustment on 13 properties within other real estate owned, a $218,000 gain on sale of 17 properties and a $14,000 loss on sale of 3 properties, for a net loss of $200,000.  During the same period in 2009, the loss consisted of a $389,000 fair market value adjustment on nine properties within other real estate owned, a $141,000 gain on sale of 13 properties and a $618,000 loss on sale of 14 properties, for a net loss of $866,000.  The net loss on sale of other real estate owned increased in 2009 due to the volume of transactions coupled with the reduced levels of new and existing home sales, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market.  These factors have led to a reduction in the ultimate sales price of properties versus the carrying value of the property.  Also, one large commercial property was sold during the nine months ended September 30, 2009 at a loss of $345,000.

Other noninterest expense increased $155,000 in the first nine months of 2010 to $1,036,000. This increase is mainly due to expenses related to the deferred compensation plan for the Company’s Board of Directors.  This expense increased $122,000 for the first nine months of 2010 in comparison to the same period in 2009.  This increase is primarily the result of the change in the appraised value of the Company’s common stock.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2010 and 2009 (continued)

Income Taxes

Federal and state income tax expenses were $7,409,000 and $3,911,000 for the nine months ended September 30, 2010 and 2009, respectively.  Income taxes as a percentage of income before taxes were 29.00% in 2010 and 25.13% in 2009.

Income tax expense for the nine months ended September 30, 2010 and 2009 was less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes.  The amount of tax exempt interest income was $2,788,000 and $2,807,000 for the nine month period ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate is due mainly to the decrease in the amount of tax exempt interest income for 2010 and its relationship to total income before income taxes.  For the nine months ended September 30, 2010, tax exempt interest was 10.91% of income before income taxes resulting in a 3.82% decrease in the effective tax rate.  For the same period in 2009, tax exempt interest was 18.04% of income before income taxes and reduced the effective tax rate 6.31%.  The reduction of $19,000 of tax exempt interest income increased the 2010 effective tax rate by 2.49%.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2010 and 2009

Net Income

Net income increased to $6,033,000 for the three months ended September 30, 2010 from $4,733,000 for the same period in 2009, an increase of 27.47%.  Earnings per share, both basic and diluted, increased for the three months ended September 30, 2010 compared to the same period in 2009.  For the three-month period ended September 30, 2010, basic and diluted earnings per share were $1.37.  For the three months ended September 30, 2009, basic earnings per share was $1.07 and diluted earnings per share was $1.06.

Net Interest Income

Net interest income increased for the three month period ended September 30, 2010 by $2,215,000 from the similar period in 2009. The net interest margin in 2010 was 4.04% compared to 3.58% in 2009.  Net interest income changes on a tax-equivalent basis for the three months ended September 30, 2010 and 2009 are as follows:

	Change in	Change in		Increase (Decrease) in Net Interest Income
	Average Balance	Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$50,977	(0.19	) %	$705	$(648)	$57
Taxable securities	(3,225)	(0.31)		(16)	(94)	(110)
Nontaxable securities	(2,577)	(0.17)		(34)	(43)	(77)
Federal funds sold	(27,953)	0.05		(18)	2	(16)
	$17,222			$637	$(783)	$(146)

Interest expense:
Interest-bearing demand deposits	$17,814	(0.21	) %	$(28)	$118	$90
Savings deposits	22,153	(0.39)		(48)	354	306
Time deposits	(15,257)	(0.75)		122	1,204	1,326
Short-term borrowings	14,265	(0.66)		(63)	76	13
FHLB borrowings	(30,000)	(0.52)		351	258	609
	$8,975			$334	$2,010	$2,344
Change in net interest income				$971	$1,227	$2,198

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2010 and 2009 (continued)

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2010	2009

Yield on average interest-earning assets	5.57%	5.66%
Rate on average interest-bearing liabilities	1.81	2.46
Net interest spread	3.76%	3.20%
Effect of noninterest-bearing funds	0.28	0.38
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	4.04%	3.58%

Provision for Loan Losses

The provision for loan losses was $2,870,000 in 2010 compared to $2,357,000 in 2009, an increase of $513,000.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision adjustment is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, loan concentrations, the borrowers’ ability to repay, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

In the third quarter of 2010, problem and watch loans decreased $4.6 million and there was a decrease of $1.9 million in substandard loans.  These asset quality changes decreased the provision by $0.8 million.  In the third quarter of 2009, problem and watch loans increased $28.3 million while there was an increase of $5.9 million in substandard loans in the same period.  These asset quality changes increased the provision $0.8 million.  In the third quarter of 2010, net loan growth was $5.2 million which increased the provision for loan losses by $2.1 million.  In the third quarter of 2009, net loan balances declined $15.8 million which decreased the provision for loan losses $0.2 million.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2010 and 2009, recoveries were $715,000 and $335,000, respectively; and charge-offs were $3,885,000 in 2010 and $2,102,000 in 2009.  The allowance for loan losses totaled $28,050,000 at September 30, 2010 compared to $30,720,000 at September 30, 2009.  The allowance represented 1.82% and 2.02% of loans held for investment at September 30, 2010 and September 30, 2009, respectively.  The Company’s methodology for determining the allowance for loan losses was refined in the third quarter of 2010 to revise and update historical loss percentage applied to loan categories under ASC 450-20.  The refined methodology did not result in a materially different determination of the allowance for loan losses.  The refinements made to the allowance for loan loss calculation in the third quarter of 2010 decreased the allowance for loan loss estimate by $15,000.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2010 and 2009 (continued)

Other Income

Total other income increased $404,000 to $5,085,000 for the three months ended September 30, 2010 as compared to the same period in 2009.  Net gain on sale of loans increased by $393,000 in the quarter ended September 30, 2010 as compared to the same quarter in 2009 due to an increase in the volume of loans sold in 2010.  Trust fees increased $76,000 in the third quarter of 2010 as a result of assets under management increasing from $868.5 million as of September 30, 2009 to $938.0 million as of September 30, 2010.  Service charges and fees decreased $112,000 in the three months ended September 30, 2010 from their level for the comparable period in 2009.  Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the third quarter of 2010 over the third quarter of 2009 by $101,000 due to volume of activity. Overdraft and NSF charges are also included in service charges and fees and this component decreased during the same period by $218,000 due to regulatory changes that became effective August 1, 2010.

Rental revenue on tax credit real estate increased $30,000 during the three months ended September 30, 2010 compared to the same period in 2009 due to the addition of a tax credit property in the second quarter of 2010.

Other Expenses

Other expenses of $10,928,000 decreased $198,000 for the three months ended September 30, 2010 from the same period in 2009, a decrease of 1.78%

Salaries and benefits increased $225,000.  Direct salary expense was up $258,000 or 6.82%, due to annual pay adjustments and bonuses paid to real estate lenders related to the loan sales production.

Occupancy expense increased $130,000 during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due mainly to an increase in real estate taxes and bank building depreciation.  Real estate tax expense increased $88,000 in the three months ended September 30, 2010 compared to the same period in 2009 and bank building depreciation increased $21,000 from the same period in 2009.  The increase is related to the bank building at 3905 Blairs Ferry Road NE in Cedar Rapids being placed into service on January 11, 2010.

Furniture and equipment expenses increased $120,000 during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due mainly to an increase in depreciation and maintenance contracts.  Depreciation expense increased $53,000 in the three months ended September 30, 2010 compared to the same period in 2009.  The increase is related to the bank building at 3905 Blairs Ferry Road NE in Cedar Rapids being placed into service on January 11, 2010. Software expense increased $45,000 in the three months ended September 30, 2010 as compared to the same period in 2009.  This increase is due to additional software programs purchased by the Company.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2010 and 2009 (continued)

Outside services expense decreased $484,000 for the three months ended September 30, 2010 from the same period in 2009.  Outside services include professional fees, other real estate owned expenses, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services.  Credit card, debit card and merchant card processing expenses increased $61,000 due to an increase in the volume of transactions in 2010 compared to 2009. Other real estate owned expenses decreased $309,000 for the three months ended September 30, 2010 from the same period in 2009.  For the properties in other real estate, the Company estimates the property tax liability for each property.  The decreased expenses are due to a number of properties in other real estate owned that were sold in 2010.  These sales resulted in a decreased estimate for the related property tax liability.  Attorney fees relating to loan matters decreased for the three months ended September 30, 2010 by $69,000 over the same period in 2009.

Rental expenses on tax credit real estate were $648,000 for the three months ended September 30, 2010, a decrease of $103,000 from the same period in 2009.  The expenses for tax credit properties are recorded based on the information provided by the general partner of the limited partnership that owns the tax credite real estate, in which the Company owns a limited partnership interest.

FDIC insurance assessment expense was $581,000 for the three months ended September 30, 2010.  This is an increase of $150,000 when compared to the same period in 2009.  The FDIC has raised assessment rates for all banks as part of its restoration plan for the deposit insurance fund.  In addition, the bank is paying additional premiums for its increase in deposits.  As of September 30, 2010, the Company recorded prepaid FDIC insurance of $5,524,000, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.  On October 19, 2010, the FDIC proposed a new restoration plan (the “New Restoration Plan”) intended to ensure that the reserve ratio of the Deposit Insurance Fund reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.  The New Restoration Plan also forgoes the uniform 2 basis point assessment rate increase previously scheduled to go into effect January 1, 2011, and keeps the current rate schedule in effect.

The net loss on sale of other real estate owned and other repossessed assets decreased $217,000 to $17,000 for the three months ended September 30, 2010.  The total net loss on sale of other real estate owned for the third quarter of 2010 consisted of a $137,000 fair market value adjustment on 10 properties within other real estate owned and a $120,000 gain on sale of eight properties, for a net loss of $17,000.  During the same period in 2009, the loss consisted of a $217,000 fair market value adjustment on seven properties within other real estate owned, a $38,000 gain on sale of 8 properties and a $55,000 loss on sale of 5 properties, for a net loss of $234,000.  The net loss on sale of other real estate owned increased in 2009 due to the volume of transactions coupled with the reduced levels of new and existing home sales, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market.  These factors have led to a reduction in the ultimate sales price of properties versus the carrying value of the property.

Income Taxes

Federal and state income tax expenses were $2,440,000 and $1,436,000 for the three months ended September 30, 2010 and 2009, respectively.  Income taxes as a percentage of income before taxes were 28.80% in 2010 and 23.28% in 2009.

Income tax expense for the three months ended September 30, 2010 and 2009 was less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes.  The amount of tax credits was $477,000 and $598,000 for the three month periods ended September 30, 2010 and 2009, respectively.   The increase in the effective tax rate is due mainly to the relationship of the amount of tax credits to the income tax expense computed at the maximum rate.  For the quarter ended September 30, 2010, the tax credits covered 16.08% of the computed taxes thus reducing the effective tax rate 5.63%.  For the same quarter in 2009, the tax credits covered 27.70% of the computed tax and reduced the effective tax rate 9.69%.  The change related to the tax credits increased the 2010 effective tax rate by 4.06%.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.77% of the Company’s total assets at September 30, 2010, compared to 11.02% at December 31, 2009.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2010, the Company had borrowed $195 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  The Company borrowed $10,000,000 on March 2, 2010 with a due date of March 15, 2011 from the FHLB.  The Company repaid $40,000,000 in FHLB borrowings in January 2010.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $241 million at September 30, 2010.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $143 million.  Those two lines of credit require the pledging of investment securities when drawn upon.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2010.

As of September 30, 2010, investment securities with a carrying value of $39,046,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2009, investment securities with a carrying value of $68,534,000 were pledged.

Contractual Obligations

The Bank plans to add an additional office location in North Liberty, Iowa.  It is expected that the Bank will provide retail and commercial banking services at this proposed office and that it also will serve as the new location of the Bank’s Trust and Wealth Management Department (the “Trust Department”).  The Trust Department, which currently has 21 employees, was displaced by flooding in June of 2008 from the Iowa City South Gilbert Street office.  Since that time the Trust Department has occupied 6,600 square feet of leased office space one half mile south of the proposed new office.  The new office location will enhance services available at the Trust Department, which will be housed with other traditional banking functions including deposit and loan services provided to the Bank’s retail and commercial customers.  It is expected that the new office location will have approximately 15,000 square feet.  Preliminary construction costs for the building are estimated at $2.8 million.  The Bank will not incur any debt during the construction of the new office.

Index

HILLS BANCORPORATION

Item 2.             Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

Contractual Obligations (continued)

On July 13, 2010, the Board of Directors approved a construction management agreement with Hodge Construction for construction services of a bank building in North Liberty, Iowa.  Michael E. Hodge, who is the President and majority owner of Hodge Construction, is a member of the Company’s Board of Directors.  The construction management agreement will be based on a percentage of the total cost of the building, which the Company’s management believes is consistent with standard practice in the construction industry.  Hodge Construction will not perform any of the construction itself; instead, it will coordinate the competitive bidding of all of the subcontractors and oversee the day-to-day construction activity.  The proposed office building is in the early stage of planning, and it is expected that final plans, specifications and costs will not be completed until the first quarter of 2011.  Depending on the planning process, construction may not begin until 2011 and may not be completed before late 2011.  Although the construction management contract was not entered into as a result of competitive bidding, the Company’s management believes the expected fee will be similar to the fee other such construction management companies would charge for similar services.  Also considered in the decision process was the availability of the desirable location as a result of Director Hodge’s minority ownership interest in the Corridor Commercial Development Company, the former owner of the land on which the proposed North Liberty office would be constructed.

The location of the office will be on the Northeast corner of Highway 965 and Forevergreen Road.  On September 2, 2010, the Company purchased four lots totaling 2.36 acres for $1.3 million.  On September 28, 2010, the Board of Directors approved the purchase of a fifth lot from Corridor Commercial Development Company for $274,000.  The purchase of this additional lot is expected to close in the fourth quarter of 2010.  Director Hodge has been a 40% owner of Corridor Commercial Development Company since its formation over ten years ago when the entire development land of 80 acres was purchased.  The lots purchased by the Bank are part of the current development of 7.25 acres consisting of 13 lots.  Based on management review of similar commercial sales and current listings of commercial real estate available in the North Liberty and Coralville area, the price to be paid for the four lots is consistent with the market and reflects the stable value of commercial and residential properties in the area.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934,as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the first nine months of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings

No material legal proceedings are pending.

Item 1A.                 Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-Q for the quarterly period ended June 30, 2010.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION
(continued)

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	3,085	$55.00	218,504	531,496
August 1 to August 31	764	56.93	219,268	530,732
September 1 to September 30	2,675	57.00	221,943	528,057
Total	6,524	$56.05	221,943	528,057

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

HILLS BANCORPORATION

Date: November 8, 2010	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: November 8, 2010	By: /s/ James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2010

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2010 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	49-50

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	51