Form 10-K
period 2010-12-31
HILLS BANCORPORATION
filed 2011-03-10
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.	Commission File Number 0-12668.

HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)

Iowa	42-1208067
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 Main Street, Hills, Iowa 52235
(Address of principal executive offices)

Registrant's telephone number, including area code:  (319) 679-2291
Securities Registered pursuant to Section 12 (b) of the Act:  None
Securities Registered pursuant to Section 12 (g) of the Act:

No par value common stock
Title of Class

Indicate by check mark if the Registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐No☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☑ No☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer  ☐ Accelerated filer ☑ Non-accelerated filer ☐Smaller Reporting Company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐No☑

While it is difficult to determine the market value of shares owned by nonaffiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on January 31, 2011 (based upon reports of beneficial ownership that approximately 81% of the shares are so owned by nonaffiliates and upon the last independently appraised fair value of the Registrant’s common stock of $58.50 per share) was $208,538,051.

The number of shares outstanding of the Registrant's common stock as of February 28, 2011 is 4,397,418 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 18, 2011 for the Annual Meeting of the Shareholders of the Registrant to be held April 18, 2011 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

HILLS BANCORPORATION
FORM 10-K

PART I

References in this report to “we,” “us,” “our,” “Bank,” or the “Company” or similar terms refer to Hills Bancorporation and its subsidiary.

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

Real Estate Loans

Real estate loans totaled $1.335 billion and comprised 83.96% of the Bank’s loan portfolio as of December 31, 2010.  The Bank’s real estate loans include construction loans and mortgage loans.

Item 1.   Business (Continued)

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2010, mortgage loans totaled $1.224 billion and comprised 76.93% of the Bank’s loan portfolio.

Residential real estate loans totaled $628.6 million and were 39.51% of the Bank’s loan portfolio as of December 31, 2010.  These loans include first and junior liens on 1-to-4 family residences.  The Bank originates 1-to-4 family mortgage loans to individuals and businesses within its trade area.  The Bank retains a portion of its residential mortgages it originates, and sells the remainder of the loans to third parties.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $302.0 million and were 18.99% of the Bank’s loan portfolio at December 31, 2010.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $202.6 million and were 12.74% of the Bank’s loan portfolio at December 31, 2010.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of less than 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $90.4 million and were 5.69% of the Bank’s loan portfolio at December 31, 2010.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to five years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

Construction Loans.  The Bank offers loans both to individuals that are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties.  The Bank makes these loans to established borrowers in the Bank’s trade area.  Construction loans generally have a term of one year or less, with interest payable at maturity.  Interest rate arrangements are variable for construction projects.  Generally, collateral for construction loans is the underlying construction project.

As of December 31, 2010, construction loans for personal residences totaled $25.2 million and were 1.59% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $86.6 million and were 5.44% of the Bank’s loan portfolio.  In total, construction loans totaled $111.8 million and were 7.03% of the Bank’s loan portfolio as of December 31, 2010.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $141.6 million and comprised 8.90% of the total loan portfolio at December 31, 2010.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

Item 1.   Business (Continued)

Commercial and Financial Loans (continued)

The Bank’s commercial and financial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of personal guarantees, if applicable.  The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value.

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $65.0 million and constituted 4.09% of the total loan portfolio at December 31, 2010.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2010, consumer loans totaled $23.6 million and were 1.48% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans.  These loans totaled $25.0 million and comprised 1.57% of the Bank’s total loan portfolio at December 31, 2010.  Tax-exempt loans increased $15.2 million in 2010.  The Bank participated in 2010 in the Midwest Disaster Bond program and was able to offer customers certain real estate loans at tax-exempt interest rates.

The Bank has an established formal loan origination policy.  In general, the loan origination policy attempts to reduce the risk of credit loss to the Bank by requiring, among other things, maintenance of minimum loan to value ratios, evidence of appropriate levels of insurance carried by borrowers and documentation of appropriate types and amounts of collateral and sources of expected payment.  The collateral relied upon in the loan origination policy is generally the property being financed by the Bank.  The source of expected payment is generally the income produced from the property being financed.  Personal guarantees are required of individuals owing or controlling at least 20% of the ownership of an entity.  Limited or proportional guarantees may be accepted in circumstances if approved by the Company’s Board of Directors.  Financial information provided by the borrower is verified as considered necessary by reference to tax returns, or audited, reviewed or compiled financial statements.  The Bank does not originate subprime or alt A loans.  In order to modify, restructure or otherwise change the terms of a loan, the Bank’s policy is to evaluate each borrower situation individually.  Modifications, restructures, extensions and other changes are done to improve the Bank’s position and to protect the Bank’s capital.  If a borrower is not current with its payments, any additional loans to such borrowers are evaluated on an individual borrower basis.

The Bank’s business is not seasonal, except that loan origination fees are driven by interest rate movements and are higher in a low rate environment due to customer demand. As of December 31, 2010, the Company had no employees and the Bank had 350 full-time and 73 part-time employees.

Item 1.   Business (Continued)

The Company’s results for the year ended December 31, 2010 were affected by the national economic recession and local economic conditions.  Continued low interest rates resulted in increased net interest income as total interest expense was reduced by $9.3 million. The provision for loan losses was $8.9 million for the year ended December 31, 2010 as compared to $11.9 million for the year ended December 31, 2009.  The provision for loan losses was $11.5 million including the flood-related provision of $4.4 million for the year ended December 31, 2008. The decrease in the provision expense for 2010 reflected a decrease in net charge-offs in 2010, and management’s evaluation of the Company’s loan portfolio and economic conditions in the Company’s trade area.  The current trend remains for continued high levels of loan loss reserves, primarily as a result of the current economic conditions in the Company’s trade area.  See further discussion of the current economic conditions under Item 1, Economic Conditions, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the year ended December 31, 2010, net charge offs were $8.9 million or 0.58% of average loans outstanding.  The Company did experience steady defaults and foreclosures in 2010 resulting from an increased number of 1-to-4 family residential loans with delinquent payments (as reflected in loans > 90 days past due).  Although the Company experienced an increase in defaults and foreclosures during 2010, the Company believes such increase has been less than the level of increase experienced in other regions of the United States.  This is due, in part, to the fact that the Company’s trade area did not experience the dramatic rise and subsequent decline in real estate values over the last several years.

Restructured loans totaled $22.4 million as of December 31, 2010.  The Company restructured loans for two of its borrowers during 2010, for a total of $9.1 million.  Total restructured debt is less than 1.5% of the Company’s total loan portfolio as of December 31, 2010.  The increase in restructured loans is reflective of the general economic conditions in the Company’s trade area.  Although the number and amount of restructured loans are not material to the Company’s total loan portfolio, each borrower is evaluated individually in order to provide the greatest likelihood of collection of the borrower’s debts to the Company.

For additional discussion of the impact of the current economic recession on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MARKET AREA

 Johnson County and Linn County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 100,300.  Johnson County, Iowa has a population of approximately 132,500.  The University of Iowa in Iowa City has approximately 30,800 students and 32,200 full and part-time employees, including 6,200 employees of The University of Iowa Hospitals and Clinics.

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of about 4,400.  Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 159,100, including approximately 31,400 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 212,700.  The largest employer in the Cedar Rapids area is Rockwell Collins, Inc., manufacturer of communications instruments, with about 9,400 employees.

Item 1.   Business (Continued)

Other large employers in the Johnson and Linn County areas and their approximate number of employees are as follows (Data source is Corridor Business Journal):

Employer	Type of Business	Employees
Hy-Vee Food Stores	Grocery Stores	4,000
Cedar Rapids and Linn-Mar School Districts	Education	3,800
AEGON USA, Inc.	Insurance	3,700
St. Luke's Hospital	Health Care	3,000
Mercy Medical Center	Health Care	2,800
Heartland Express, Inc.	Trucking	2,700
Wal-Mart Stores, Inc.	Discount Store	2,000
Kirkwood Community College	Education	1,900
Iowa City Community School District	Education	1,600
Veteran's Administration Medical Center	Health Care	1,600
Pearson Educational Measurement	Information Services - Computers	1,400
Mercy Iowa City	Health Care	1,300
ACT, Inc.	Educational Testing Service	1,200
City of Cedar Rapids	City Government	1,200
Alliant Energy	Energy	1,200
Quaker Oats Company	Cereals and Chemicals	1,100

Washington County

The Bank has offices located in Kalona and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 20 miles south of Iowa City.  Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,500 and Wellman has a population of about 1,500. The population of Washington County is approximately 21,600.  Both Kalona and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 99,600) and Washington, Iowa (population 7,000).

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2010 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)

Hills Bank and Trust Company	6	$1,028	6	$286	2	$88
Branches of largest competing national bank	7	207	8	829	1	21
Largest competing independent bank	8	501	8	493	2	171
Largest competing credit union	7	752	9	525	1	1
All other bank and credit union offices	29	557	75	2,699	7	207
Total Market in County	57	$3,045	106	$4,832	13	$488

Effective July 1, 2004, all limitations on bank office locations of Iowa law were repealed, effectively allowing statewide branching.  Since that date, banks have been allowed to establish an unlimited number of offices in any location in Iowa subject to regulatory approval.  Since July 1, 2006, nine new offices have been added in Johnson County and five in Linn County, while the population base has increased by 18,200, or 5.57%, in the two counties in the last four years.  The number of banking offices in Washington County has increased by two while its population has remained stable.  The total deposits in the three counties increased $1.6 billion or 24.2%, since July 1, 2006.

Item 1.   Business (Continued)

THE ECONOMY

The Bank’s primary trade territory is Johnson, Linn and Washington Counties, Iowa.  The table that follows shows employment information as of December 31, 2010, regarding the labor force and unemployment levels in the three counties in which the Bank has office locations along with comparable data on the United States and the State of Iowa.

	Labor Force	Unemployed	Rate %

United States	153,690,000	14,485,000	9.4%
State of Iowa	1,675,800	106,000	6.3%
Johnson County	81,100	3,500	4.3%
Linn County	122,300	7,400	6.0%
Washington County	12,300	600	4.9%

The unemployment rate for the Bank’s prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  The unemployment rates in 2009 were 10.0% for the United States, 6.6% for the State of Iowa and 4.4%, 6.4% and 5.6% for Johnson, Linn and Washington Counties, respectively.  As noted within the employment table of large employers in Johnson and Linn County, the University of Iowa’s impact on the local economy is very important in maintaining acceptable employment levels.  The FY 2010-2011 budget for the University of Iowa, including the University of Iowa Hospital and Clinics, is $2.8 billion with state appropriations of approximately $255 million, or about 9.1% of the total.  The state appropriations decreased from $259 million, or about 1.5%, from the FY 2009 – 2010 budget. The University of Iowa Hospitals and Clinics have a FY 2010-2011 budget of $830 million with 9.19% coming from State of Iowa appropriations.  The state appropriations for the University of Iowa Hospitals and Clinics increased from 8.60% in the FY 2009-2010 budget.

It is difficult to predict how the national economic struggles and the proposed budget cuts by the newly elected governor for the State of Iowa will impact the State of Iowa going forward. It is unclear what impact the stress of the State budget will continue to have on the University of Iowa and the University of Iowa Hospitals and Clinics.  Johnson and Linn Counties have been one of the strongest economic areas in Iowa and have had substantial economic growth in the past ten years.  The largest segment of the employed population is employed in manufacturing, management, professional or related occupations.

The economies in the counties continue to be enhanced by local Iowa colleges and the University of Iowa.  In addition to providing quality employment, they enroll students who provide economic benefits to the area.  The following table indicates Fall 2010 enrollment.

College	City	Enrollment
The University of Iowa	Iowa City	30,825
Coe College	Cedar Rapids	1,336
Cornell College	Mount Vernon	1,191
Kirkwood Community College	Cedar Rapids, Iowa City and Washington	18,456
Mount Mercy College	Cedar Rapids	1,643

Item 1.   Business (Continued)

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which historically has been affected by commodity prices and weather.  The average price per acre of farm land continues to be an important factor to consider when reviewing the local economy. The average price per acre in Iowa in 2010 was $5,064 compared to $4,371 in 2009, a 15.85% increase.  The range of average land prices in Johnson, Linn and Washington counties is between $5,588 and $5,750 per acre.  The three counties average increase was 13.53% in 2010.  The Bank’s total agricultural loans comprise about 4.09% of the Bank’s total loans.

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

Regulation of the Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). According to Federal Reserve Board policy, bank/financial holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank/financial holding company may not be able to provide support. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiary as the Federal Reserve may require.

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

The risk-based and leverage standards described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  Current Federal Reserve minimum requirements for a well capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%.  As of December 31, 2010, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 9.70%, with total Tier 1 risk-based capital ratio of 12.33% and a total risk-based capital ratio of 13.59%.

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

Regulation of the Bank

General. The Bank is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC.  As an Iowa-chartered, FDIC insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Superintendent of Banking of the State of Iowa (the “Superintendent”), as the chartering authority for Iowa banks, and the FDIC, as the Bank’s primary federal regulator.

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2010, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.  These assessments included a prepayment of three years of insurance premiums which was paid by the Bank on December 30, 2009.  The prepayment was intended to cover the Bank’s premiums for 2010, 2011 and 2012.  The FDIC Board approved a final rule (the “rule”) on February 7, 2011 that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme and sets a target size for the Deposit Insurance Fund.  The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011.  The rule finalizes a target size for the DIF at 2 percent of insured deposits.  It also implements a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 1.02 basis points, or approximately .255 basis points per quarter.  These assessments will continue until the FICO bonds mature in 2019.

Item 1.   Business (Continued)

Capital Requirements.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2010, the Tier 1 risk-based leverage ratio of the Bank was 9.66% and exceeded the ratio required by the Superintendent.

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

Supervisory Assessments.  All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the Superintendent’s examination and supervision operations.  Effective July 1, 2002, the Superintendent changed the method of computation of the supervisory assessment from billing for each state examination completed based on an hourly rate, to billing on an annual basis based on the assets of the bank, the expected hours needed to conduct examinations of that size bank and an additional amount if more work is required.  For fiscal 2010, the Bank’s Iowa supervisory assessment total was $126,806.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $49,864,000 of the Bank’s total retained earnings of $185,076,000 as of December 31, 2010 are available for the payment of dividends to the Company.

Item 1.   Business (Continued)

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiary, on investments in the stock or other securities of the Company and its subsidiary and the acceptance of the stock or other securities of the Company or its subsidiary as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiary, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiary or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31
	2010	2009	2008
	(Amounts In Thousands)
ASSETS
Cash and cash equivalents	$50,282	$36,138	$21,308
Taxable securities	107,031	110,883	114,717
Nontaxable securities	98,753	99,142	96,771
Federal funds sold	473	19,440	863
Loans, net	1,519,344	1,479,823	1,406,447
Property and equipment, net	26,588	24,258	22,208
Other assets	60,230	48,681	37,370
	$1,862,701	$1,818,365	$1,699,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$180,851	$170,627	$155,017
Interest-bearing demand deposits	235,380	219,545	182,554
Savings deposits	368,517	321,208	255,026
Time deposits	634,703	643,413	588,691
Short-term borrowings	46,670	40,810	84,119
FHLB borrowings	194,651	237,556	261,399
Other liabilities	18,440	16,605	14,198
Redeemable common stock held by
Employee Stock Ownership Plan	23,923	23,357	23,010
Stockholders' equity	159,566	145,244	135,670
	$1,862,701	$1,818,365	$1,699,684

Item 1.   Business (Continued)

INTEREST INCOME AND EXPENSE

	Years Ended December 31
	2010	2009	2008
	(Amounts In Thousands)

Income:
Loans (1)	$88,495	$89,184	$89,525
Taxable securities	3,380	3,786	4,734
Nontaxable securities (1)	5,067	5,187	5,204
Federal funds sold	74	55	18
Total interest income	97,016	98,212	99,481

Expense:
Interest-bearing demand deposits	1,053	1,390	1,571
Savings deposits	2,073	3,137	3,397
Time deposits	16,074	20,742	23,897
Short-term borrowings	523	631	1,818
FHLB borrowings	8,116	11,241	12,860
Total interest expense	27,839	37,141	43,543

Net interest income	$69,177	$61,071	$55,938

(1) Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Item 1.   Business (Continued)

INTEREST RATES AND INTEREST DIFFERENTIAL

	Years Ended December 31
	2010	2009	2008

Average yields:
Loans (1)	5.81%	6.01%	6.35%
Loans (tax equivalent basis) (1)	5.82	6.03	6.37
Taxable securities	3.16	3.41	4.13
Nontaxable securities	3.34	3.40	3.50
Nontaxable securities (tax equivalent basis)	5.13	5.23	5.38
Federal funds sold	0.26	0.16	2.05
Average rates paid:
Interest-bearing demand deposits	0.45	0.63	0.86
Savings deposits	0.56	0.98	1.33
Time deposits	2.53	3.22	4.06
Short-term borrowings	1.06	1.48	2.09
FHLB borrowings	4.17	4.73	4.92
Yield on average interest-earning assets	5.53	5.69	6.15
Rate on average interest-bearing liabilities	1.87	2.52	3.15
Net interest spread (2)	3.66	3.17	3.00
Net interest margin (3)	3.95	3.55	3.47

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.  The net interest spread increased 49 basis points in 2010 and increased 17 basis points in 2009.

(3)
Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin increased 40 basis points in 2010 and increased 8 basis points in 2009.    The net interest margin increased in 2010 due to the continued low rate environment.  The Company was able to reprice interest-bearing liabilities downward more quickly that the decline in average yields on earning assets.

Item 1.   Business (Continued)

CHANGES IN INTEREST INCOME AND EXPENSE

	Changes Due	Changes Due	Total
	To Volume	To Rates	Changes
	(Amounts In Thousands)

Year ended December 31, 2010:
Change in interest income:
Loans	$2,294	$(2,983)	$(689)
Taxable securities	(75)	(331)	(406)
Nontaxable securities	(20)	(100)	(120)
Federal funds sold	19	-	19
	$2,218	$(3,414)	$(1,196)
Change in interest expense:
Interest-bearing demand deposits	(100)	437	337
Savings deposits	(499)	1,563	1,064
Time deposits	281	4,387	4,668
Short-term borrowings	(107)	215	108
FHLB borrowings	2,030	1,095	3,125
	1,605	7,697	9,302
Change in net interest income	$3,823	$4,283	$8,106

Year ended December 31, 2009:
Change in interest income:
Loans	$4,657	$(4,998)	$(341)
Taxable securities	(191)	(757)	(948)
Nontaxable securities	127	(144)	(17)
Federal funds sold	37	-	37
	$4,630	$(5,899)	$(1,269)
Change in interest expense:
Interest-bearing demand deposits	(321)	502	181
Savings deposits	(1,142)	1,402	260
Time deposits	(2,222)	5,377	3,155
Short-term borrowings	912	275	1,187
FHLB borrowings	1,206	413	1,619
	(1,567)	7,969	6,402
Change in net interest income	$3,063	$2,070	$5,133

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

	December 31,
	2010	2009	2008	2007	2006
	(Amounts In Thousands)

Agricultural	$65,004	$64,598	$64,198	$60,004	$49,223
Commercial and financial	141,619	153,997	162,170	132,070	111,441
Real estate:
Construction, 1 to 4 family residential	25,232	25,821	29,343	33,209	26,266
Construction, land development and commercial	86,552	95,955	111,006	89,935	87,933
Mortgage, farmland	90,448	87,300	83,499	66,554	53,822
Mortgage, 1 to 4 family first liens	519,533	470,328	444,474	423,177	420,642
Mortgage, 1 to 4 family junior liens	109,036	114,742	117,086	115,604	111,077
Mortgage, multi-family	202,630	190,180	180,525	167,718	166,540
Mortgage, commercial	302,020	295,070	270,158	247,749	231,408
Loans to individuals	23,627	25,405	26,823	29,069	32,167
Obligations of state and political subdivisions	24,959	9,745	8,218	7,220	6,558
	$1,590,660	$1,533,141	$1,497,500	$1,372,309	$1,297,077
Less allowance for loan losses	29,230	29,160	27,660	19,710	17,850
	$1,561,430	$1,503,981	$1,469,840	$1,352,599	$1,279,227

There were no foreign loans outstanding for any of the years presented.

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 2010:

	Amount	One Year	One To	Over Five
	Of Loans	Or Less (1)	Five Years	Years
	(Amounts In Thousands)

Commercial	$202,996	$107,820	$91,026	$4,150
Real Estate	1,338,720	254,838	901,076	182,806
Other	48,944	11,877	18,258	18,809
Totals	$1,590,660	$374,535	$1,010,360	$205,765

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$795,020	$138,387	$546,389	$110,244
Variable rate	795,640	236,148	463,971	95,521
	$1,590,660	$374,535	$1,010,360	$205,765

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans will be re-evaluated prior to their maturity and are likely to be extended.

Item 1.   Business (Continued)

IMPAIRED LOANS AND NON-PERFORMING ASSETS

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2010	2009	2008	2007	2006
	(Amounts In Thousands)

Nonaccrual loans	$3,848	$5,360	$1,327	$4,948	$879
Accruing loans past due 90 days or more	5,345	7,009	5,049	6,019	4,983
Restructured loans	22,355	15,135	4,478	-	-
Total impaired loans (1)	31,548	27,504	10,854	10,967	5,862
Other real estate	2,233	3,227	5,155	473	801
Non-performing assets (includes impaired loans and other real estate)	33,781	30,731	16,009	11,440	6,663
Loans held for investment	1,590,660	1,533,141	1,497,500	1,372,309	1,297,077
Ratio of allowance for loan losses to loans held for investment	1.84%	1.90%	1.85%	1.44%	1.38%
Ratio of allowance for loan losses to impaired loans	92.65	106.02	254.84	179.72	336.23
Ratio of impaired loans to total loans held for investment	1.98	1.79	0.72	0.80	0.45
Ratio of non-performing assets to total assets	1.75	1.68	0.90	0.69	0.43

(1)
The Company has revised the total of impaired loans from previous filings.  The revised total has decreased by $47,761,000, $41,332,000, $28,616,000, and $8,819,000 as of December 31, 2009, 2008, 2007, and 2006, respectively.  The revision was made to align with the regulatory definition of impaired loans.  In previous filings, the Company included all loans that were evaluated for potential impairment as part of our quarterly allowance for loan loss calculation in the non-performing loan total.  The Company revised the presentation of impaired loans to include only nonaccrual loans, accruing loans greater than 90 days past due and restructured loans.  The resulting change in the presentation of impaired loan total does not have any impact on the allowance for loan loss policy, allowance for loan loss calculation or the provision for loan loss for any periods presented.  The loans that were removed from the presentation were evaluated for potential impairment.  As these loans were not considered impaired, the appropriate allocation was calculated using historical loss rates, as adjusted for qualitative factors.  The revised impaired loan presentation allows the Company to better compare itself to its appropriate peer group as the revised impaired loan presentation corresponds with the regulatory definition.

The ratio of allowance for loan losses to impaired loans decreased to 92.65% as of December 31, 2010 compared to 106.02% as of the same period in 2009.  This decrease is due to losses recognized on impaired loans for the year ended December 31, 2010.  The impaired loans of $31,548,000 had an allocated reserve of $810,000 as of December 31, 2010.  See Note 3 to the Consolidated Financial Statements for additional disclosures on impaired loans.

Item 1.   Business (Continued)

The following table summarizes the Company's impaired loans as of December 31 of each of the years presented:

	December 31, 2010			December 31, 2009
	Accruing loans			Accruing loans
	Non-accrual	past due	Restructured	Non-accrual	past due	Restructured
	loans (1)	90 days	loans	loans (1)	90 days	loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	$-	$104	$-	$-	$8	$-
Commercial and financial	2,647	1,045	2,301	958	280	3,134
Real estate:
Construction, 1 to 4 family residential	-	271	-	-	260	-
Construction, land development and commercial	1,546	145	2,118	2,645	1,202	2,442
Mortgage, farmland	147	-	-	-	172	-
Mortgage, 1 to 4 family first liens	1,783	3,053	779	1,534	3,528	1,672
Mortgage, 1 to 4 family junior liens	26	483	963	-	140	613
Mortgage, multi-family	1,837	-	4,775	-	906	4,867
Mortgage, commercial	260	229	11,419	223	469	2,407
Loans to individuals	-	15	-	-	44	-
	$8,246	$5,345	$22,355	$5,360	$7,009	$15,135

	December 31, 2008			December 31, 2007
	Accruing loans			Accruing loans
	Non-accrual	past due	Restructured	Non-accrual	past due	Restructured
	loans (1)	90 days	loans	loans	90 days	loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	$-	$-	$-	$109	$34	$-
Commercial and financial	661	429	199	491	795	-
Real estate:
Construction, 1 to 4 family residential	1,325	208	1,010	369	-	-
Construction, land development and commercial	-	515	3,269	302	750	-
Mortgage, farmland	-	-	-	-	-	-
Mortgage, 1 to 4 family first liens	549	2,741	-	-	3,897	-
Mortgage, 1 to 4 family junior liens	-	363	-	18	211	-
Mortgage, multi-family	-	90	-	-	-	-
Mortgage, commercial	-	605	-	3,659	222	-
Loans to individuals	-	98	-	-	110	-
	$2,535	$5,049	$4,478	$4,948	$6,019	$-

	December 31, 2006
	Accruing loans
	Non-accrual	past due	Restructured
	loans	90 days	loans
	(Amounts In Thousands)

Agriculture	$445	$25	$-
Commercial and financial	212	307	-
Real estate:
Construction, 1 to 4 family residential	-	506	-
Construction, land development and commercial	-	695	-
Mortgage, farmland	44	43	-
Mortgage, 1 to 4 family first liens	-	1,783	-
Mortgage, 1 to 4 family junior liens	-	47	-
Mortgage, multi-family	-	-	-
Mortgage, commercial	178	1,157	-
Loans to individuals	-	420	-
	$879	$4,983	$-

(1)  Includes gross non-accrual loans.  There were $4,398,000, $0 and $1,208,000 of restructured loans included within non-accrual loans as of December 31, 2010, 2009 and 2008, respectively.

Item 1.   Business (Continued)

Impaired loans increased by $4.0 million from December 31, 2009 to December 31, 2010.  Impaired loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and restructured loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The increase in impaired loans is due mainly to the restructuring of one large commercial mortgage borrower with an aggregate loan balance of $8.8 million during the year ended December 31, 2010.  This increase is offset by pay downs of $0.8 million from two unrelated first mortgage borrowers, pay downs of $0.5 million from two unrelated construction and land development borrowers and $0.8 million of recognized losses from two unrelated commercial borrowers, which the Bank had adequately reserved for in previous quarters.  The losses were determined after further review of the real estate values and collateral position for the customer’s properties.  The increase of impaired loans from 2009 to 2010 is further offset by a decrease in loans greater than 90 days past due and still accruing interest of $1.7 million.  Most of the impaired loans are secured by real estate and are believed to be adequately collateralized.

For loans that are collateral dependent, losses are evaluated based on the portion of a loan that exceeds the fair market value of the collateral that can be identified as uncollectible.  In general, this is the amount that the carrying value of the loan exceeds the related appraised value.  Generally, it is the Company’s policy not to rely on appraisals that are older than one year prior to the date the impairment is being measured.  The most recent appraisal values may be adjusted if, in the Company’s judgment, experience and other market data indicate that the property’s value, use, condition, exit market or other variables affecting its value may have changed since the appraisal was performed, consistent with the December 2006 joint interagency guidance on the allowance for loan losses.  The charge off or loss adjustment supported by an appraisal is considered the minimum charge off.  Any adjustments made to the appraised value are to provide additional charge off or loss allocations based on the applicable facts and circumstances.  In instances where there is an estimated decline in value, a loss allocation may be provided or a charge off taken pending confirmation of the amount of the loss from an updated appraisal.  Upon receipt of the new appraisals, an additional loss allocation may be provided or charge off taken based on the appraised value of the collateral.  On average, appraisals are obtained within one month of order.

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

Loans 90 days past due that are still accruing interest decreased $1.7 million from December 31, 2009 to December 31, 2010. Real estate loans make up approximately $5.6 million, or 68%, of total non-accrual loans as of December 31, 2010.  As of December 31, 2010 and 2009, loans 90 days past due and accruing were 0.34% and 0.46% of total loans, respectively. The average balance of the past due loans also decreased in 2010 as compared to 2009.  The average past due loan balance was $73,000 as of December 31, 2010 compared to $95,000 as of December 31, 2009.  The loans 90 days past due and still accruing are believed to be adequately collateralized.   Loans are placed on non-accrual status when management believes the collection of future principal and interest is not reasonably assured.

Item 1.   Business (Continued)

The increase in non-accrual loans from December 31, 2009 to December 31, 2010 relates to two borrower relationships that had an aggregate balance of approximately $4.4 million as of December 31, 2010 which was offset by the payoff for two borrowers of $1.1 million.  Non-accrual loans represent 0.52% of total loans as of December 31, 2010 compared to 0.35% of total loans as of December 31, 2009. The non-accrual loans are considered to be impaired loans for purposes of reviewing the adequacy of the loan loss reserve.  Interest income was reduced by $384,000, $293,000 and $93,000 for the years ended December 31, 2010, 2009 and 2008, respectively, by the classification of the loans as non-accrual.

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired in accordance with ASC 310.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured.  Loans that are determined not to be impaired and for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The determination concerning the appropriate percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due loans, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in restructured loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

The Company has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans.  The Company has no interest-bearing assets, other than loans, that meet the non-accrual, past due, restructured or potential problem loan criteria.

The Bank may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or an extension of the maturity date.  Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. The Bank restructured loans with an aggregate principal amount totaling $9.3 million and $11.5 million during the years ended December 31, 2010 and 2009, respectively.  All of the loans are considered to be troubled debt restructurings as defined under FASB ASC 310-40.  Of the $9.3 million restructured in 2010, $8.8 million related to one customer relationship and consisted of five loans.  The loans were re-written into two notes using the “Policy Statement on Prudent Commercial Real Estate Loan Workouts” issued by the joint interagency regulators, including the Bank’s main regulator, the FDIC, in October 2009.  The first note was equal to 80% of the updated 2009 appraised value for the property with a maturity date of five years.  The interest rate for the first note is 5.95% and is considered a market interest rate by the Company.  The second note was for the remaining loan balance with a five year maturity and a below market interest rate of 4.0%.  At the time of the restructure, the second note was fully charged off which did not impact the allowance requirement as the Company had already factored this information into the December 31, 2009 allowance for loan loss calculation.  The restructure was completed as it allowed the debt that is recorded on the books to be supported by an updated appraisal.

The Bank has commitments to lend additional borrowings to restructured loan customers.  These commitments are  in the normal course of business and allow the borrowers to build pre-sold homes and commercial property and which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

Item 1.   Business (Continued)

Below is a summary of information for restructured loans:

	December 31, 2010

	Number of	Recorded	Commitments
	contracts	investment	outstanding
	(Amounts In Thousands)

Agriculture	-	$-	-
Commercial and financial	2	2,301	155
Real estate:
Construction, 1 to 4 family residential	-	-	1,106
Construction, land development and commercial	4	2,118	2,008
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	3	779	-
Mortgage, 1 to 4 family junior liens	2	963	-
Mortgage, multi-family	3	4,775	-
Mortgage, commercial	4	11,419	-
Loans to individuals	-	-	-
	18	$22,355	$3,269

	December 31, 2009

	Number of	Recorded
	contracts	investment
	(Amounts In Thousands)

Agriculture	-	$-
Commercial and financial	2	3,134
Real estate:
Construction, 1 to 4 family residential	-	-
Construction, land development and commercial	5	2,442
Mortgage, farmland	-	-
Mortgage, 1 to 4 family first liens	7	1,672
Mortgage, 1 to 4 family junior liens	1	613
Mortgage, multi-family	3	4,867
Mortgage, commercial	2	2,407
Loans to individuals	-	-
	20	$15,135

Residential real estate loan products that include features such as loan-to-values in excess of 100%, interest only payments or adjustable-rate mortgages, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not offer this type of loan product.

Item 1.   Business (Continued)

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral if the loan is collateral dependent.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank's loan loss experience for the year ended December 31, 2010:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real estate: Mortgage, farmland	Real estate: Mortgage, 1 to 4 family	Real estate: Mortgage, multi- family and commercial	Other	Total

2010
Allowance for loan losses:
Beginning balance	$ 2,967	$ 7,090	$ 4,811	$ 1,417	$ 7,484	$ 4,742	$ 649	$ 29,160
Charge-offs	(18)	(3,647)	(1,202)	(52)	(4,343)	(1,507)	(423)	(11,192)
Recoveries	248	946	81	44	583	152	283	2,337
Provision	(1,027)	2,353	704	73	4,228	2,270	324	8,925

Ending balance	$ 2,170	$ 6,742	$ 4,394	$ 1,482	$ 7,952	$ 5,657	$ 833	$ 29,230

The ratio of net charge-offs to average net loans outstanding during the year ended December 31, 2010 was 0.58%.

 Item 1.   Business (Continued)

The following table summarizes the Bank's loan loss experience for the years ended December 31, 2009, 2008, 2007, and 2006:

	Year Ended December 31,
	2009	2008	2007	2006

Balance, beginning	$27,660	$19,710	$17,850	$15,360
Charge-offs:
Agricultural	82	99	343	40
Commercial and financial	5,161	1,359	1,422	677
Real estate:
Construction, 1 to 4 family residential	124	47	45	8
Construction, land development and commercial	312	15	-	13
Mortgage, farmland	22	-	58	-
Mortgage, 1 to 4 family first liens	1,438	1,205	141	128
Mortgage, 1 to 4 family junior liens	1,626	964	321	308
Mortgage, multi-family	398	92	-	72
Mortgage, commercial	1,774	104	57	-
Loans to individuals	515	604	531	627
	11,452	4,489	2,918	1,873
Recoveries:
Agricultural	20	61	44	44
Commercial and financial	415	340	479	643
Real estate:
Construction, 1 to 4 family residential	49	-	2	2
Construction, land development and commercial	-	-	-	-
Mortgage, farmland	1	4	18	6
Mortgage, 1 to 4 family first liens	49	25	89	144
Mortgage, 1 to 4 family junior liens	187	79	130	44
Mortgage, multi-family	-	95	2	-
Mortgage, commercial	7	33	58	27
Loans to individuals	277	295	427	442
	1,005	932	1,249	1,352
Net charge-offs	10,447	3,557	1,669	521
Provision charged to expense (1)	11,947	11,507	3,529	3,011
Balance, ending	$29,160	$27,660	$19,710	$17,850

Ratio of net charge-offs (recoveries) during year to average net loans outstanding	0.71%	0.25%	0.13%	0.04%

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

Item 1.   Business (Continued)

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and restructured loans, 2) all non consumer and non 1 – 4 family residential loans with prior charge-offs, and 3) all non consumer and non 1-4 family loan relationships classified as substandard.

The following table presents the allowance for loan losses by type of loans and the percentage in each category to total loans as of December 31, 2010, 2009, 2008, 2007 and 2006:

	2010			2009
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,170	7.42%	4.09%	$2,967	10.17%	4.21%
Commercial and financial	6,742	23.07	8.90	7,090	24.31	10.04
Real estate:
Construction, 1 to 4 family residential	752	2.57	1.59	836	2.87	1.68
Construction, land development and commercial	3,642	12.46	5.44	3,975	13.63	6.26
Mortgage, farmland	1,482	5.07	5.69	1,417	4.86	5.69
Mortgage, 1 to 4 family first liens	5,782	19.78	32.66	6,091	20.89	30.68
Mortgage, 1 to 4 family junior liens	2,170	7.42	6.85	1,393	4.78	7.49
Mortgage, multi-family	1,486	5.09	12.74	1,723	5.91	12.40
Mortgage, commercial	4,171	14.27	18.99	3,019	10.36	19.25
Loans to individuals	525	1.80	1.48	639	2.19	1.66
Obligations of state and political subdivisions	308	1.05	1.57	10	0.03	0.64
	$29,230	100.00%	100.00%	$29,160	100.00%	100.00%

	2008			2007
Agricultural	$2,258	8.17%	4.29%	$1,614	8.19%	4.37%
Commercial and financial	5,357	19.37	10.83	4,382	22.23	9.62
Real estate:
Construction, 1 to 4 family residential	626	2.26	1.96	650	3.30	2.42
Construction, land development and commercial	3,986	14.41	7.41	1,918	9.73	6.55
Mortgage, farmland	1,210	4.37	5.58	428	2.17	4.85
Mortgage, 1 to 4 family first liens	6,035	21.82	29.68	4,616	23.42	30.84
Mortgage, 1 to 4 family junior liens	1,346	4.87	7.82	1,262	6.40	8.42
Mortgage, multi-family	1,569	5.67	12.06	1,466	7.44	12.23
Mortgage, commercial	4,642	16.78	18.04	2,563	13.00	18.05
Loans to individuals	611	2.21	1.78	803	4.08	2.12
Obligations of state and political subdivisions	20	0.07	0.55	8	0.04	0.53
	$27,660	100.00%	100.00%	$19,710	100.00%	100.00%

	2006
Agricultural	$1,509	8.45%	3.79%
Commercial and financial	3,700	20.73	8.59
Real estate:
Construction, 1 to 4 family residential	475	2.66	2.03
Construction, land development and commercial	1,589	8.90	6.78
Mortgage, farmland	332	1.86	4.15
Mortgage, 1 to 4 family first liens	4,566	25.58	32.43
Mortgage, 1 to 4 family junior liens	1,206	6.75	8.56
Mortgage, multi-family	1,433	8.03	12.84
Mortgage, commercial	2,245	12.58	17.84
Loans to individuals	788	4.42	2.48
Obligations of state and political subdivisions	7	0.04	0.51
	$17,850	100.00%	100.00%

Item 1.   Business (Continued)

The allowance for loan losses increased $70,000 in 2010.  For 2010, there was an increase of $3,497,000 due to the volume increase in pass rated loans outstanding of $67.6 million in 2010.  There was an offsetting $3,427,000 decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and losses recognized.

Watch loan balances were $111.3 million at December 31, 2010 and $95.6 million at December 31, 2009.  These asset quality changes decreased the provision by $1.2 million based upon the relative mix of watch loans by category.  The $15.7 million increase in watch loans is related to management’s evaluation of its loan portfolio.  The total increase of $15.7 million is comprised of approximately $22.0 million in commercial real estate mortgages, $1.0 million in 1-to-4 family residential mortgages, $2.5 million in construction 1 – 4 family real estate and $1.3 million in construction land development and commercial real estate.  The increase is offset by a decrease in the watch classification of $6.9 million for commercial loans, $2.8 million in real estate farmland, $0.9 million in 1 – 4 family junior mortgages, and $0.5 million in agricultural operating loans.

Substandard loan balances were $84.8 million at December 31, 2010 and $88.0 million at December 31, 2009. These asset quality changes decreased the provision by $2.3 million at December 31, 2010 due to the mix of the substandard loans and reduced balances.    The decrease of $3.2 million in substandard loans at December 31, 2010 includes $1.4 million in agricultural operating loans, $1.7 million in construction 1 – 4 family residential real estate loans, $9.9 million in commercial loans, $1.0 million in agricultural real estate loans, and $0.7 million in commercial and financial loans.  Those decreases were offset by increases in $1.3 million of construction, land development and commercial real estate loans, $4.9 million of 1-to-4 family residential mortgages, $4.8 million of multi-family mortgages, and $0.5 million in 1-4 family junior mortgages.

The amount of problem and watch loans considered in the allowance for loan losses computation increased by approximately $61.0 million in 2009.  The increase in  problem and watch loans for 2009 included, $6.3 million of commercial real estate loans, $24.1 million in commercial loans, $2.9 million in construction loans, $12.4 million in residential mortgages, $6.2 million in agricultural loans, $4.2 million in agricultural real estate loans, $2.9 million in multi-family residential mortgages.

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

Item 1.   Business (Continued)

In addition, there has been a slowdown in the housing market in the Company’s trade area.  This has been evidenced by reduced levels of new and existing home sales, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market.  The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio.  However, if economic conditions continue to deteriorate, certain borrowers may experience difficulty and the level of impaired loans, charge-offs and delinquencies could continue to rise and require increases in the provision for loan losses.   The Company will continue to monitor the adequacy of the allowance on a quarterly basis and will consider the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition.

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2010, 2009 and 2008 and the maturities and weighted average yields of the investment securities, computed on a tax-equivalent basis using a federal tax rate of 35%, as of December 31, 2010:

	December 31,
	2010	2009	2008
	(Amounts In Thousands)
Carrying value:
Other securities (FHLB, FHLMC and FNMA)	$97,836	$99,090	$99,849
Stock of the Federal Home Loan Bank	11,105	12,453	14,247
Obligations of state and political subdivisions	107,662	102,555	100,463
	$216,603	$214,098	$214,559

	December 31, 2010
		Weighted
	Carrying	Average
	Value	Yield
	(Amounts In Thousands)

Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$30,110	3.53%
From 1 to 5 years	67,726	2.71
	$97,836

Stock of the Federal Home Loan Bank	$11,105	2.51%

Obligations of state and political subdivisions, maturities:
Within 1 year	$8,793	4.98%
From 1 to 5 years	43,673	5.05
From 5 to 10 years	54,551	4.80
Over 10 years	645	5.54
	$107,662
Total	$216,603

Item 1.   Business (Continued)

INVESTMENT SECURITIES

As of December 31, 2010, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U. S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other investments except as detailed in the table above.

DEPOSITS

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2010, 2009 and 2008 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2010, 2009 and 2008:

	December 31,
	2010	Rate	2009	Rate	2008	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$180,851	-	$170,627	-	$155,017	-
Average interest-bearing demand deposits	235,380	0.45%	219,545	0.63%	182,554	0.86%
Average savings deposits	368,517	0.56	321,208	0.98	255,026	1.33
Average time deposits	634,703	2.53	643,413	3.22	588,691	4.06
	$1,419,451		$1,354,793		$1,181,288

Time certificates issued in amounts
of $100,000 or more with maturity in:	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts In Thousands)
3 months or less	$37,739	1.89%	$26,900	2.61%	$19,976	3.59%
3 through 6 months	29,287	2.59	31,870	3.50	21,483	3.15
6 through 12 months	38,489	2.34	43,597	2.24	57,300	3.40
Over 12 months	76,641	2.71	72,542	3.01	63,151	4.12
	$182,156		$174,909		$161,910

Brokered deposits totaled $28.8 million and $13.0 million as of December 31, 2010 and 2009, respectively with an average interest rate of 0.81% and 2.04% as of December 31, 2010 and 2009, respectively. As of December 31, 2010, brokered deposits of $21.5 million are included in savings deposits and $7.3 million are included in time deposits.  At December 31, 2009, brokered deposits of $2.0 million were included in savings deposits and $11.0 million were included in time deposits.  Brokered time deposits in increments greater than $100,000 as of December 31, 2010 and 2009 were $4.7 million and $5.0 million, respectively.

There were no deposits in foreign banking offices.

Item 1.   Business (Continued)

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Return on average assets	1.25%	0.88%	0.83%
Return on average stockholders' equity	14.61	11.01	10.42
Dividend payout ratio	17.26	25.28	28.90
Average stockholders' equity to average assets ratio	8.57	7.99	7.98

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2010, 2009 and 2008:

	2010	2009	2008
	(Amounts In Thousands)

Outstanding balance as of December 31	$46,928	$68,534	$99,937
Weighted average interest rate at year end	0.84%	0.76%	1.20%
Maximum month-end balance	78,145	83,920	110,492
Average month-end balance	46,670	40,810	84,119
Weighted average interest rate for the year	1.06%	1.48%	2.09%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2010, 2009 and 2008:

	2010	2009	2008
	(Amounts In Thousands)

Outstanding balance as of December 31	$195,000	$225,000	$265,000
Weighted average interest rate at year end	4.01%	4.59%	4.79%
Maximum month-end balance	195,000	265,000	265,348
Average month-end balance	194,651	237,556	261,399
Weighted average interest rate for the year	4.17%	4.73%	4.92%

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

Despite a recent trend toward stabilization and some limited improvement in some aspects of the local economy, adverse changes in the U.S. economy in recent years led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, decreased market valuations and liquidity, increased market volatility and a widespread reduction of business activity generally.  Although levels of unemployment appear to be relatively stable and are not as severe in the Bank’s trade area as in some other parts of the United States, they remain at elevated levels.  The ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. The resulting economic pressure and lack of confidence in the financial markets may adversely affect our business, our financial condition and our results of operations, as well as the business of our customers.  Foreign or domestic terrorism or geopolitical events could shock commodity and financial markets and prolong or worsen the current recession.  A worsening of economic conditions would likely exacerbate the adverse effects of these difficult conditions.

As a result of these conditions, there is a potential for new federal or state laws and regulations (including regulations to be adopted under the Dodd-Frank Act) regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders.  The impact of provisions of the Dodd-Frank Act, regulations to be adopted under the Dodd-Frank Act, and new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

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

Item 1A.  Risk Factors (continued)

Our financial condition has not been materially impacted by the deterioration in the credit quality of third parties except as related to borrower credit quality.  As of December 31, 2010, the Company held two investment securities considered to be less than investment grade.   The aggregate fair value of these B1 rated bonds is $425,000 while their amortized cost is $505,000, representing an unrealized loss of $80,000.  Management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans that may become uncollectible but cannot predict loan losses with certainty and cannot assure that the our allowance for loan losses will prove sufficient to cover actual losses in the future.

Flooding or some other natural disaster and the continuing adverse effects of 2008 flooding could harm the Company’s business.

The severe flooding that occurred in 2008 affected our loan portfolio by damaging properties pledged as collateral and by impairing certain borrowers’ abilities to repay their loans.  As a result of the floods, we made a significant provision for loan losses in 2008.  The area in which the Company operates may experience flooding and other natural disasters in the future, and some of those events may have effects similar to those caused by the 2008 flooding.  The Company had two offices that were flooded in 2008.  These offices were remodeled and reopened in the same locations.

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

Competition among financial institutions in attracting and retaining deposits and making loans is intense.  Traditionally, our most direct competition for deposits has come from commercial banks, savings institutions and credit unions (which do not pay federal or state income taxes) doing business in our areas of operation.  Increasingly, we have experienced additional competition for deposits from nonbanking sources, such as securities firms, insurance companies, money market mutual funds and corporate and financial services subsidiaries of commercial and manufacturing companies.  Competition for loans comes primarily from other commercial banks, savings institutions, consumer finance companies, credit unions, mortgage banking companies, insurance companies and other institutional lenders.  We compete primarily on the basis of products offered, customer service and price.  A number of institutions with which we compete enjoy the benefits of fewer regulatory constraints and lower cost structures.  Some have greater assets and capital than we do and, thus, are better able to compete on the basis of price than we are.  The increasingly competitive environment is primarily a result of changes in regulation and changes in technology and product delivery systems.  These competitive trends are likely to continue.

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

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and resident loans, and such loans are concentrated in the Bank’s trade area, a small geographic area in Southeast Iowa.  As of December 31, 2010, approximately 84% of our loans had real estate as a primary or secondary component of collateral.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could negatively impact the future cash flow and market values of the affected properties.

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

We are subject to risks arising from increases in FDIC insurance premiums.

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  These assessments included a prepayment of three years of insurance premiums which was paid by the Bank on December 30, 2009.  The prepayment was intended to cover the Bank’s premiums for 2010, 2011 and 2012.  The FDIC Board approved a final rule (the “rule”) on February 7, 2011 that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme and sets a target size for the Deposit Insurance Fund.  The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September of 2011.  The rule finalizes a target size for the DIF at 2 percent of insured deposits.  It also implements a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent.

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

Item 1A.  Risk Factors (Continued)

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

The following table sets forth certain information concerning the other branches of the Bank as of December 31, 2010:

		Approximate
Location of Branch		Square Feet	Status

3905 Blairs Ferry Road NE	Cedar Rapids, Iowa	13,000	Owned

240 3rd Avenue SE	Cedar Rapids, Iowa	7,000	Leased

3610 Williams Boulevard SW	Cedar Rapids, Iowa	8,200	Owned

1009 2nd Street	Coralville, Iowa	23,000	Owned

2771 Oakdale Boulevard Trust and Wealth Management	Coralville, Iowa	6,600	Leased

201 South Clinton Street	Iowa City, Iowa	5,800	Leased

1401 South Gilbert Street	Iowa City, Iowa	15,400	Owned

2621 Muscatine Avenue	Iowa City, Iowa	5,800	Owned

Oaknoll Retirement Residence limited purpose office	Iowa City, Iowa	NA	NA

120 5th Street	Kalona, Iowa	6,400	Owned

103 West Main Street	Lisbon, Iowa	3,000	Owned

800 11th Street	Marion, Iowa	8,400	Owned

720 First Avenue SE	Mount Vernon, Iowa	4,200	Owned

25 Highway 965 North	North Liberty, Iowa	2,800	Owned

229 8th Avenue	Wellman, Iowa	2,000	Owned

Item 2.   Properties (Continued)

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.  See Note 14 to the Consolidated Financial Statements for minimum future rental commitments for leased properties and information regarding the construction of an additional Bank location in 2011.

Item 3.   Legal Proceedings

There are no material pending legal proceedings.  Neither the Company nor the Bank holds any properties that are the subject of hazardous waste clean-up investigations.

Item 4.   Reserved

PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2011, the Company had 1,726 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange.  While there is no established public trading market for our common stock, our shares are currently quoted by various market makers on The Pink Sheets, which is an over-the-counter quotation service for participant broker-dealers operated by the OTC Markets Group, Inc.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by The Pink Sheets, is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2010		2009
	High	Low	High	Low
1st quarter	$51.00	$49.00	$53.00	$43.50
2nd quarter	$54.00	$52.00	$53.00	$46.00
3rd quarter	$54.00	$54.00	$48.30	$48.30
4th quarter	$64.00	$54.00	$49.00	$45.00

In addition, based on the Company’s stock transfer records and information informally provided to the Company, privately negotiated stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2010	41,648	60	$ 58.50	$ 53.00	(1)
2009	116,157	83	$ 57.00	$ 52.50	(2)
2008	96,781	77	$ 55.00	$ 53.00	(3)

(1)
2010 transactions included repurchases by the Company of 29,494 shares of stock under the 2005 Stock Repurchase Program.  2010 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $53.00 to $58.50 per share.

(2)
2009 transactions included repurchases by the Company of 39,806 shares of stock under the 2005 Stock Repurchase Program.  2009 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $52.50 to $57.00 per share.

(3)
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

The Company paid aggregate annual cash dividends in 2010, 2009 and 2008 of $4,024,000, $4,041,000 and $4,086,000 respectively, or $0.91 per share in 2010, 2009 and 2008.  In January 2011, the Company declared and paid a dividend of $1.00 per share totaling $4,398,337.  The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by HEMSCOTT of Richmond, Virginia. The latter index reflects the performance of forty-seven bank holding companies operating principally in the Midwest as selected by HEMSCOTT. The indexes assume the investment of $100 on December 31, 2005 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

Hills Bancorporation
Performance Graph (2005-2010)

$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
2005
2006
2007
2008
2009
2010
HILLS BANCORPORATION
REGIONAL-SOUTHWEST BANKS
NASDAQ MARKET INDEX

	2005	2006	2007	2008	2009	2010
HILLS BANCORPORATION	$100.00	$109.40	$117.96	$124.51	$121.97	$136.94

REGIONAL-SOUTHWEST BANKS	$100.00	$113.70	$100.88	$92.92	$91.14	$101.92

NASDAQ MARKET INDEX	$100.00	$110.25	$121.88	$73.10	$106.22	$125.36

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

PART II

 Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

The following table sets forth the Company’s equity compensation plan information as of December 31, 2010, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	27,955	$33.83	93,900
Equity compensation plans not approved by security holders	-	-	-
Total	27,955	33.83	93,900

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The authorization is set to expire on December 31, 2013.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2010:

Period in 2010	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	360	$57.00	222,303	527,697
November 1 to November 30	3,094	57.00	225,397	524,603
December 1 to December 31	785	58.50	226,182	523,818
Total	4,239	$57.29	226,182	523,818

Item 6.   Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2010.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2010	2009	2008	2007	2006

YEAR-END TOTALS (Amounts in Thousands)
Total assets	$1,931,283	$1,830,626	$1,780,793	$1,661,098	$1,551,233
Investment securities	216,603	214,098	214,559	213,768	190,984
Loans held for sale	10,390	7,976	8,490	6,792	3,808
Loans, net	1,561,430	1,503,981	1,469,840	1,352,599	1,279,227
Deposits	1,480,741	1,347,427	1,237,886	1,143,926	1,107,409
Federal Home Loan Bank borrowings	195,000	225,000	265,000	265,348	235,379
Redeemable common stock	24,945	22,900	23,815	22,205	20,940
Stockholders' equity	166,269	151,775	139,362	130,690	118,639

EARNINGS (Amounts in Thousands)
Interest income	$94,987	$96,195	$97,475	$96,928	$87,618
Interest expense	27,839	37,141	43,481	49,952	42,362
Provision for loan losses	8,925	11,947	11,507	3,529	3,011
Other income	20,099	18,909	16,670	15,984	14,611
Other expenses	45,748	44,813	39,461	36,150	34,364
Income taxes	9,258	5,218	5,556	7,138	6,933
Net income	23,316	15,985	14,140	16,143	15,559

PER SHARE
Net income:
Basic	$5.29	$3.61	$3.16	$3.59	$3.42
Diluted	5.28	3.60	3.15	3.57	3.39
Cash dividends	0.91	0.91	0.91	0.86	0.81
Book value as of December 31	37.80	34.32	31.38	29.11	26.34
Increase (decrease) in book value due to:
ESOP obligation	(5.67)	(5.18)	(5.36)	(4.95)	(4.65)
Accumulated other comprehensive income (loss)	0.63	0.95	0.82	0.14	(0.28)

SELECTED RATIOS
Return on average assets	1.25%	0.88%	0.83%	1.02%	1.04%
Return on average equity	14.61	11.01	10.42	13.06	13.74
Net interest margin	3.95	3.55	3.47	3.24	3.31
Average stockholders' equity toaverage total assets	8.57	7.99	7.98	7.78	7.56
Dividend payout ratio	17.26	25.28	28.90	23.99	23.75

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

An overview of the year 2010 is presented following the section discussing a special note regarding forward looking statements.

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

The Company’s net income for 2010 was $23,316,000 compared to $15,985,000 in 2009.  Diluted earnings per share were $5.28 and $3.60 for the years ended December 31, 2010 and 2009, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the year ended December 31, 2010, net interest income increased by $8.1 million.  In 2010, the Bank achieved a net interest margin of 3.95% compared to 3.55% in 2009, which resulted in $4.3 million of the increase in net interest income.  The remaining $3.8 million of the increase in net interest income was attributable to growth of $29.3 million in the Bank’s average earning assets.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2010 included the following:

•	Net loans totaling $1.572 billion.
•	Loan growth, net of allowance for loan losses, in 2010 of $59.9 million.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

•	Deposit growth of $133.3 million in 2010. Deposits increased to $1.481 billion and included $28.8 million of brokered deposits.
•	Short-term borrowings decreased $21.6 million.
•	Federal Home Loan Bank borrowings decreased $30.0 million.
•	Stockholders’ equity increased $14.5 million to $166.3 million in 2010, with dividends having been paid in 2010 of $4.0 million.

Reference is made to Note 1 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its consolidated financial statements.

The return on average equity was 14.61% in 2010 compared to 11.01% in 2009.  The returns for the three previous years, 2008, 2007 and 2006, were 10.42%, 13.06 and 13.74%, respectively.  The total equity of the Company remains strong as of December 31, 2010 with total risk-based capital at 13.59% and Tier 1 risk-based capital at 12.33%.  The minimum regulatory guidelines are 8% and 4% respectively.  The Company paid a dividend per share of $.91 in each of the years ended December 31, 2010, 2009 and 2008.

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance as of December 31, 2010 and 2009 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Position

Year End Amounts (Amounts In Thousands)	2010	2009	2008	2007	2006

Total assets	$1,931,283	$1,830,626	$1,780,793	$1,661,098	$1,551,233
Investment securities	216,603	214,098	214,559	213,768	190,984
Loans, net of allowance for losses ("Net Loans")	1,571,820	1,511,957	1,478,330	1,359,391	1,283,035
Deposits	1,480,741	1,347,427	1,237,886	1,143,926	1,107,409
Federal Home Loan Bank borrowings	195,000	225,000	265,000	265,348	235,379
Stockholders' equity	166,269	151,775	139,362	130,690	118,639

Total assets at December 31, 2010 increased $100.7 million, or 5.50%, from the prior year-end.  Asset growth from 2008 to 2009 was $49.8 million and represented a 2.8% increase.  The largest growth in assets occurred in Net Loans, which increased $59.9 million and $33.6 million for the years ended December 31, 2010 and 2009, respectively.  Net Loans at the end of 2010 include loans held for sale to the secondary market of $10.4 million compared to $8.0 million at the end of 2009.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $1,590,660,000 and $1,533,141,000 at December 31, 2010 and 2009, respectively. The Company’s net income for 2010 was $23,316,000 compared to $15,985,000 in 2009 and $14,140,000 in 2008.  Net income for 2010 increased by $7,331,000 from 2009, or 45.86%, while net income for 2009 increased $1,845,000, or 13.05%, from 2008.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage.  For the year ended December 31, 2010, net interest income increased by $8,094,000 compared to 2009.  In 2010, the Bank achieved a net interest margin of 3.95% compared to 3.55% in 2009, which resulted in $4.3 million of the increase in net interest income.  The remaining $3.8 million of the increase in net interest income was attributable to growth of $29.3 million in the Bank’s average earning assets.  Net interest income increased $5,122,000 for the year ended December 31, 2009 compared to 2008.  This increase in net interest income was due to an increase in average earning assets of $105.7 million in 2009 and an increase of 8 basis points in net interest margin.  The net interest spread increased 49 basis points in 2010 and increased 17 basis points in 2009.  The increase in the net interest margin and net interest spread in 2010 are the result of continued low interest rates. The Company was able to reprice some liabilities more quickly than some assets (particularly loans) repriced resulting in increased net interest margin and spread.  The rate paid on average interest-bearing liabilities decreased 65 basis points in 2010 after decreasing 63 basis points in 2009.  In comparison, the rate provided by average earning assets decreased 16 basis points in 2010 after decreasing 46 basis points in 2009.

Interest rates are also discussed in the net income overview that follows this financial position review.  During 2010, the Federal Open Market Committee maintained the target rate at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2010, the average rate indexes for the one, three and five year indexes were 0.30%, 1.05% and 2.02%, respectively.  The one year index decreased 26.83% from December 31, 2009, the three year index decreased 29.53% and the five year index decreased 19.2%.  During 2010 and 2009, the average federal funds rate remained the same at 0.25%.

The local economy that generated increased demand for loans was a significant factor in the trend of increasing net loans in each of the last five years.  The global recession may weaken the local economy resulting in fewer creditworthy borrowers and less robust loan demand.  Therefore, the trend of increasing net loans may not be indicative of future performance.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans secured by real estate represent the largest increase in loan growth.  These loans increased $56.1 million in 2010 and increased $43.3 million in 2009.  Loans secured by real estate include loans for one-to-four family residential properties, multi-family properties, agricultural real estate and commercial real estate.

On a net basis, the Company originated $69,049,000 and $51,771,000 in loans to customers for the years ended December 31, 2010 and 2009, respectively.  Net loan originations increased 33.37% in 2010 compared to 2009.  The increase in loan originations in 2010 as compared to 2009 is reflective of the overall economic conditions in the Company’s trade area.  The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  It is the Company’s policy to purchase or sell participations related to existing customers or to participate in community development activity.  The Company had participations purchased of $4,148,000, $4,062,000 and $4,174,000 as of December 31, 2010, 2009 and 2008, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did not experience a material change in the composition of its loans held for investment in 2010 or 2009.  Residential real estate loans, including first and junior liens, were $628,569,000, $585,070,000 and $561,560,000 as of December 31, 2010, 2009 and 2008, respectively.  The dollar total of residential real estate loans increased 7.43% in 2010 and 4.19% in 2009.  Residential real estate loans were 39.51% of the loan portfolio at December 31, 2010, 38.17% at December 31, 2009 and 37.50% at December 31, 2008.  Commercial real estate loans totaled $302,020,000 at December 31, 2010, a 2.36% increase over the December 31, 2009 total of $295,070,000.  Commercial real estate loans increased 9.22% in 2009.  Commercial real estate loans totaled $270,158,000 at December 31, 2008.  Commercial real estate loans represented 18.99%, 19.25% and 18.04% of the Company’s loan portfolio as of December 31, 2010, 2009 and 2008, respectively. The Company monitors its commercial real estate level so that it does not have a concentration of 300% of its capital.

In the Company’s trade area, the number of commercial real estate building permits remained relatively stable with 65 permits issued in Johnson County, Iowa in 2010, 60 in 2009 and 64 in 2008.  The value of commercial building permits in Johnson County, Iowa remained flat in 2010 at $6.2 million compared to $6.1 million in 2009.  Commercial real estate building permit information for 2010 was not available at the time of this report for Linn County. While there has been weakness in the national commercial real estate markets, the Company has not experienced the high level of stress or deterioration in its commercial real estate portfolio that has occurred in some other markets.  Based on information available from the National Association of Realtors, commercial construction has declined approximately 19% in Iowa while sales prices have declined 8% and sales volume has declined 23% in 2010.

The following tables present residential real estate trends in the United States, Midwest, Iowa and the two largest counties in the Company’s trade area.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

1-to-4 Family Residential Real Estate Sales Statistics

	2010	2009	2008

United States
- Number of Sales	4,908,000	5,156,000	4,913,000
- Average Sales Price	$220,000	$216,900	$242,700

Midwest
- Number of Sales	1,076,000	1,163,000	1,129,000
- Average Sales Price	$172,500	$171,100	$183,400

Iowa
- Number of Sales	56,300	58,000	55,700
- Average Sales Price	$140,589	$140,899	$144,113

Johnson County, Iowa
- Number of Sales	2,227	2,386	1,821
- Average Sales Price	$177,636	$183,691	$196,769

Linn County, Iowa
- Number of Sales	3,867	3,981	4,153
- Average Sales Price	$155,056	$150,564	$152,688

1-to-4 Family Residential Real Estate Building Permits
($ values in Thousands)

	2010	2009	2008

United States
- Number of Permits	456,530	461,838	609,959
- Total Value of Permits	$88,986,665	$84,461,301	$114,211,061

Midwest
- Number of Permits	79,678	79,338	100,750
- Total Value of Permits	$14,780,234	$14,250,061	$18,619,731

Iowa
- Number of Permits	6,257	6,180	6,678
- Total Value of Permits	$1,089,404	$1,057,795	$1,141,335

Johnson County, Iowa
- Number of Permits	391	608	609
- Total Value of Permits	$83,021	$119,518	$113,775

Linn County, Iowa
- Number of Permits	680	743	760
- Total Value of Permits	$73,742	$88,106	$92,783

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Multi-Family Residential Real Estate Building Permits
($ values in Thousands)

	2010	2009	2008

United States
- Number of Permits	130,628	121,125	295,400
- Total Value of Permits	$12,020,951	$10,948,997	$27,402,396

Midwest
- Number of Permits	20,740	21,006	36,982
- Total Value of Permits	$1,876,063	$1,668,544	$3,154,486

Iowa
- Number of Permits	1,055	1,549	1,734
- Total Value of Permits	$101,127	$140,449	$177,302

Johnson County, Iowa
- Number of Permits	6	7	12
- Total Value of Permits	$10,935	$7,789	$17,970

Linn County, Iowa
- Number of Permits	2	22	4
- Total Value of Permits	$606	$18,693	$1,915

The sales and building permit trends in the Company’s trade area have followed similar patterns as national, regional and state trends.  Decreases in housing prices have been less severe in the Company’s trade area as average sales prices have decreased less than national averages.  In addition, average sales prices have been affected by flood-related sales (especially in Linn County, Iowa) and several flood-related housing programs in both Linn and Johnson County.  The decreased level of building permits is reflective of the overall activity in the Company’s trade area.

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment that remain below national and state levels.  The following table shows unemployment as of December 31, 2010, 2009 and 2008 and median income information as of December 31, 2009, 2008 and 2007, as December 31, 2010 information is not available as of the date of this report:

	Unemployment Rate %			Median Income

	2010	2009	2008	2009	2008	2007
United States	9.4%	10.0%	7.2%	50,221	52,029	50,740
State of Iowa	6.3%	6.6%	4.6%	48,065	49,007	47,324
Johnson County	4.3%	4.4%	3.3%	48,955	54,871	51,587
Linn County	6.0%	6.4%	4.5%	53,700	55,173	53,076
Washington County	4.9%	5.6%	4.6%	49,760	50,130	50,265

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

It is uncertain how the overall national economic downturn will impact the Company’s trade area.  There could be continued downward pressure on the Iowa economy and the unemployment rates could rise in 2011.  Competition for quality loans and deposits will continue to be a challenge.  In Johnson and Linn Counties, new banks and credit unions have been opened in the last few years.  Between 2006 and 2010, nine new banking locations were added in Johnson County, five in Linn County and two in Washington County.  The 16 new locations include an office of one of the state’s largest credit unions.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $133.3 million in 2010 of which $15.8 million was from brokered deposits.  Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, decreased from $68.5 million to $46.9 million.  Federal funds purchased decreased by $33.1 million and repurchase agreements increased $11.5 million.  FHLB borrowings decreased from $225.0 million to $195.0 million.  Deposits increased by $109.5 million in 2009.  As of June 30, 2010 (latest data available), Johnson County total deposits were $3.0 billion and the Company’s deposits were $1.0 billion, which represent a 33.3% market share.  The Company had 6 office locations in Johnson County as of June 30, 2010.  The total banking locations in Johnson County was 57 as of June 30, 2010.  At June 30, 2009, the Company’s deposits were $997 million or a 34% market share.  At $4.8 billion as of June 30, 2010, the Linn County deposit market is significantly larger than the Johnson County deposit market of $3.0 billion.  As of June 30 2010, Linn County had 106 total banking locations.  The six Linn County offices of the Company had deposits of $286 million or a 5.92% share of the market.  The Company’s Linn County deposits at June 30, 2009 were $272 million and represented a 6.04% market share.  In Washington County, the Company’s two offices had deposits of $88 million which was 18.0% of the County’s total deposits of $488 million.  Washington County had a total of 13 banking locations as of June 30, 2010.  In 2009, the Company’s Washington County deposits were $88 million or an 18.3% market share.

Investment securities increased $2.5 million in 2010. In 2009, investment securities decreased by $0.5 million.  The investment portfolio consists of $205.5 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio, which includes tax exempt securities, is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2010, the major funding source for the growth in loans was the $133.3 million increase in deposits. In 2009, the major sources of funding for the growth in loans were deposit growth of $109.5 million.  Brokered deposits totaled $28.8 million and $13.0 million as of December 31, 2010 and 2009, respectively.  Total advances from the FHLB were $195.0 million and $225.0 million at December 31, 2010 and 2009, respectively.  It is expected that the FHLB funding source and brokered deposits funding will be considered in the future if loan growth exceeds deposit increases and the interest rates on funds borrowed from the FHLB and interest rates on brokered deposits are favorable compared to other funding alternatives.

Stockholders’ equity was $166.3 million at December 31, 2010 compared to $151.8 million at December 31, 2009.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $85.1 million and paid shareholders dividends of $19.7 million, or 23.16% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% Increase (Decrease)	E.P.S.- Diluted
	(In Thousands)
2010	$23,316	45.86%	$5.28
2009	15,985	13.05	3.60
2008	14,140	(12.41)	3.15
2007	16,143	3.75	3.57
2006	15,559	2.35	3.39

Net income for 2010 increased by $7.3 million or 45.86% and diluted earnings per share increased by 46.67%.  The increased net interest margin of 40 basis points accounted for an increase of $4.3 million in net interest income. The combined growth in earning assets and improved net interest margin increased net interest income by $8.1 million. Other income increased by $1.2 million and the provision for loan losses decreased by $3.0 million.  These changes were offset by increased income taxes of $4.0 million due to the level of pre-tax income and an increase in operating expenses of $0.9 million for the year.

Annual fluctuations in the Company's net income continue to be driven primarily by three important factors. The first important factor is net interest margin. Net interest income of $67.1 million in 2010 was derived from the Company's $1.754 billion of average earning assets and its net interest margin of 3.95%, compared to $1.724 billion of average earning assets and a 3.55% net interest margin in 2009. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.85% would result in a $1.8 million decrease in income before taxes.  Similarly, an increase in the net interest margin of 10 basis points to 4.05% would increase income before taxes by $1.8 million.  Net interest margin increased in 2009 to 3.55% from 3.47% in 2008.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $1.6 billion at the end of 2010. The Company’s allowance for loan losses was $29.2 million at December 31, 2010.  The allowance in 2010 was consistent with 2009 due to modest loan growth of $57.5 million, a decrease in net charge-offs of $1.6 million and a decreased provision for loan losses of $3.0 million.  The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled $8,925,000, $11,947,000 and $11,507,000 for 2010, 2009 and 2008, respectively. (See Note 3 to the Consolidated Financial Statements.)  A detailed discussion is included in the Provision for Loan Losses section below.

The amount of mortgage loans sold on the secondary market and the resulting gain or loss is the third factor that can cause fluctuations in net income. Loans originated in 2010 totaled $264.2 million compared to $291.2 million in 2009 and $132.0 million in 2008, a decrease of 9.27% from 2009 and an increase of 100.15% from 2008.  For the years ended December 31, 2010, 2009 and 2008, the net gain on sale of loans was $3,602,000, $3,874,000 and $1,274,000, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The average interest rate for a 30 year fixed rate loan during the year ended December 31, 2010 was 4.75%.  The average interest rate for the same type of loan was 5.167% for the year ended December 31, 2009.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  During the years ended December 31, 2010 and 2009, secondary market rates were favorable resulting in substantial volume of loans sold.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company cannot predict the extent to which any future discontinuation of purchases of agency-guaranteed mortgage-backed securities by the Federal Reserve may result in secondary market rates becoming less favorable and a reduction in secondary market activity involving mortgage loans.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net income for 2009 was $15,985,000, or diluted earnings per share of $3.60.  For 2009, diluted earnings per share increased by $0.45 per share compared to 2008. Net interest income, including fees, increased $5.1 million for the year ended December 31, 2009 compared to 2008.  This increase in net interest income was due to an increase in average earning assets of $119.0 million in 2009.  Noninterest income increased 13.43% in 2009 to $18,909,000.  Noninterest expense increased from $39,399,000 in 2008 to $44,813,000 in 2009, or 13.74%.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to new loans.  The net interest margin increased in 2010 to 3.95% and this compares to 3.55% in 2009, 3.47% in 2008, 3.24% in 2007 and 3.31% in 2006.  The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 2010 as follows:

	Change In	Change In		Increase (Decrease)
	Average	Average		Volume	Rate	Net
	Balance	Rate		Changes	Changes	Change
	(Amounts In Thousands)
Interest income:
Loans, net	$39,521	(0.21	) %	$2,294	$(2,983)	$(689)
Taxable securities	(3,852)	(0.26)		(75)	(331)	$(406)
Nontaxable securities	(390)	(0.10)		(20)	(100)	$(120)
Federal funds sold	(5,967)	0.10		19	-	$19
	$29,312			$2,218	$(3,414)	$(1,196)
Interest expense:
Interest-bearing demand deposits	$15,835	(0.18	) %	$(100)	$437	$337
Savings deposits	47,309	(0.41)		(499)	1,563	$1,064
Time deposits	(8,711)	(0.69)		281	4,387	$4,668
Short-term borrowings	6,584	(0.42)		(107)	215	$108
FHLB borrowings	(42,905)	(0.56)		2,030	1,095	$3,125
	$18,112			$1,605	$7,697	$9,302
Change in net interest income				$3,823	$4,283	$8,106

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net interest income on a tax equivalent basis changes for 2009 were as follows:

	Change In	Change In		Increase (Decrease)
	Average	Average		Volume	Rate	Net
	Balance	Rate		Changes	Changes	Change
	(Amounts In Thousands)
Interest income:
Loans, net	$73,375	(0.34	) %	$4,657	$(4,998)	$(341)
Taxable securities	(3,834)	(0.71)		(191)	(757)	$(948)
Nontaxable securities	2,371	(0.15)		127	(144)	$(17)
Federal funds sold	33,784	(1.89)		37	-	$37
	$105,696			$4,630	$(5,899)	$(1,269)
Interest expense:
Interest-bearing demand deposits	$36,991	(0.23	) %	$(321)	$502	$181
Savings deposits	66,182	(0.36)		(1,142)	1,402	$260
Time deposits	54,722	(0.84)		(2,222)	5,377	$3,155
Short-term borrowings	(43,029)	(0.64)		912	275	$1,187
FHLB borrowings	(23,844)	(0.17)		1,206	413	$1,619
	$91,022			$(1,567)	$7,969	$6,402
Change in net interest income				$3,063	$2,070	$5,133

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2010	2009	2008

Yield on average interest-earning assets	5.53%	5.69%	6.15%
Rate on average interest-bearing liabilities	1.87	2.52	3.15
Net interest spread	3.66	3.17	3.00
Effect of noninterest-bearing funds	0.29	0.38	0.47
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.95%	3.55%	3.47%

The net interest margin increased 40 basis points in 2010 and increased 8 basis points in 2009.  The net interest spread increased 49 basis points in 2010 and increased 17 basis points in 2009.  The increase in the net interest margin and net interest spread in 2010 are the result of continued low interest rates.  The Company is able to reprice some liabilities more quickly than some assets (particularly loans) reprice resulting in increased net interest margin and spread.

Provision for Loan Losses

The provision for loan losses totaled $8,925,000, $11,947,000 and $11,507,000 for 2010, 2009 and 2008, respectively.  Loan charge-offs net of recoveries were $8,855,000 in 2010 and $10,447,000 in 2009 and $3,557,000 in 2008.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses increased $70,000 in 2010.  For 2010, there was an increase of $3,497,000 due to the volume increase in pass rated loans outstanding of $67.6 million in 2010.  There was an offsetting $3,427,000 decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and losses recognized.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

In accordance with Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, the Company determines and assigns ratings to loans using factors that include the following: an assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific impairment reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If we determine that a loan amount or portion thereof, is uncollectible, the loan’s credit risk rating is immediately downgraded and the uncollectible amount is charged-off.  The Bank’s credit and legal departments undertake a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the loan to minimize actual losses.

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired in accordance with ASC 310.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured.  Loans that are determined not to be impaired and for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The determination concerning the appropriate percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due loans, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in restructured loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may choose to recognize a charge off related to an impaired loan.

The adequacy of the allowance is reviewed quarterly and adjusted as appropriate after consideration has been given to the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio and the trends in problem and watch loans are significant elements in the determination of the provision for loan losses.  Quantitative factors include the Company’s historical loss experience, which is then adjusted for levels and trends in past due, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in restructured loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

Management has determined that the allowance for loan losses was appropriate at December 31, 2010, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2010, the unemployment levels in Johnson County and Linn County were 4.3% and 6.0%, respectively, compared to 4.4% and 6.4% in December of 2009.  These levels compare favorably to the State of Iowa at 6.3% and the national unemployment level at 9.4% in December 2010 compared to 6.6% and 10.0%, respectively in December, 2009.

The residential rental vacancy rates in 2010 in Johnson County, the largest trade area for the Company, were estimated at 3.0% in Iowa City, Coralville and North Liberty and 6.5% in the Cedar Rapids area. The estimated vacancy rates for Iowa City, Coralville and North Liberty was 1.41% and 4.5% in the Cedar Rapids area one year ago.  The State of Iowa vacancy rate is 7.1% and the national rate is 9.4% with the Midwest rate at 9.6%.  These vacancy rates one year ago were 8.9%, 11.1% and 10.9%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Due to the unstable national economic conditions, favorable vacancy rates may not continue in 2011.  Vacancy rates may rise and affect the overall quality of the loan portfolio.

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2010, 2009 and 2008, recoveries were $2,337,000, $1,005,000 and $932,000, respectively; charge-offs were $11,192,000, $11,452,000 and $4,489,000 in 2010, 2009 and 2008, respectively.

Overall credit quality may continue to deteriorate in 2011.  Such a deterioration could cause increases in impaired loans, allowance for loan loss provision expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.

The allowance for loan losses totaled $29,230,000 at December 31, 2010 compared to $29,160,000 at December 31, 2009.  The percentage of the allowance to outstanding loans was 1.84% and 1.90% at December 31, 2010 and 2009, respectively.  The percentage decrease was due to loan growth and an increase in the amount of “problem” or “watch” loans as a percentage of total loans outstanding.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and overall increases in Net Loans outstanding. The Company’s methodology for determining the allowance for loan losses was refined in the third quarter of 2010 to revise and update historical loss percentage applied to loan categories under ASC 450-20.  The refined methodology did not result in a materially different determination of the allowance for loan losses.  The refinements made to the allowance for loan loss calculation in the third quarter of 2010 decreased the allowance for loan loss estimate by $15,000.

Impaired loans increased by $4.0 million from December 31, 2009 to December 31, 2010.  Impaired loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and restructured loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The increase in impaired loans is due mainly to the restructuring of one large commercial mortgage borrower with an aggregate loan balance of $8.8 million during the year ended December 31, 2010.  This increase is offset by pay downs of $0.8 million from two unrelated first mortgage borrowers, pay downs of $0.5 million from two unrelated construction and land development borrowers and $0.8 million of recognized loss from two unrelated commercial borrowers, which the Bank had adequately reserved for in previous quarters.  The losses were determined after further review of the real estate values and collateral position for the customer’s properties.  The increase of impaired loans from 2009 to 2010 is further offset by a decrease in loans greater than 90 days past due and still accruing interest of $1.7 million.  Most of the impaired loans are secured by real estate and are believed to be adequately collateralized.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

In June 2008, the Bank’s market area was significantly affected by wide-spread damage caused by floods.  As part of the Bank’s review of its loan portfolio after the floods, the Bank analyzed the affected properties and businesses, flood insurance coverage, impact on sources of repayment and underlying collateral, and customer repayment capability.  For the year ended December 31, 2008, the provision relating to the 2008 floods totaled $4,366,000.  For the year ended December 31, 2009, the provision for loan losses as compared to the 2008 provision (excluding the $4,366,000 flood allocation) increased $4,806,000 or 67.30%.  The increase in the 2009 provision was due to the economic conditions facing the national and local market area, lower collateral values, and deterioration of credit quality for various borrowers within the Bank’s portfolio.

The ratio of the allowance for loan losses to impaired loans was 93%, 106% and 255% at December 31, 2010, 2009 and 2008, respectively.  The ratio of the allowance for loan losses to impaired loans at December 31, 2008 was affected due to the June 2008 floods as discussed above.  This ratio is monitored as a part of the Company’s loan loss methodology.  Charge-offs in 2010 were consistent due to the economic conditions facing the Bank’s market areas, a decrease in collateral values and deterioration of credit quality in the Bank’s loan portfolio.

The ratio of impaired loans to total gross loans was 1.98%, 1.79% and .72% at December 31, 2010, 2009 and 2008, respectively. The increase in the 2010 and 2009 ratio is due to the increase in restructured loans (which are all considered troubled debt restructuring).  See discussion of restructured loans in Item 1.  In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or extension of the maturity date.  Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that otherwise would not be considered.  Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.  The Bank’s loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Other Income

The other income of the Company was $20,099,000 in 2010 compared to $18,909,000 in 2009.  The increase of $1,190,000 in 2010 was the result of a combination of factors discussed below.  In 2009, the total other income increased $2,239,000 from 2008.

The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The gain was $3,602,000 in 2010, $3,874,000 in 2009 and $1,274,000 in 2008.  The dollar volume of loans sold in 2010 was approximately 90.73% of the volume in 2009 and 201% of the activity experienced in 2008.  The volume of activity in these types of loans is directly related to the level of interest rates.  During portions of 2010, secondary market rates were favorable resulting in the increase in the volume of loans sold.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $509,000 to $4,026,000 in 2010.  Trust fees decreased $400,000 in 2009.  As of December 31, 2010, the Bank’s Trust Department had $980 million in assets under management compared to $901 million and $784 million at December 31, 2009 and 2008, respectively.  Trust fees are based on total assets under management.  The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 49.16% of assets under management.  In 2010, the Dow Jones Industrial Average increased 11.03%.  The market value of the Dow Jones Industrial Average increased over 18% in 2009 and decreased over 33% in 2008.

Rental revenue on tax credit real estate increased $479,000 in 2010 due to the additions of tax credit properties in 2009 and 2010.  2010 includes a full year of income related to the property invested in during 2009 and a partial year of income for the property invested in during 2010.

Other noninterest income was $2,828,000 for the year ended December 31, 2010, a $473,000 increase from the same period in 2009. Other noninterest income for the year ended December 31, 2010 included insurance proceeds of $425,000 received as a result of a claim filed by the Company in April 2008.  The claim pertained to alleged unauthorized activities by a former employee of the Bank in Bank internal accounts that were discovered during 2007.  The total loss to the Company was $575,000 which included $559,000 of funds that were misappropriated and $16,000 of fees expensed during the investigation.  The Company’s insurance policies covered the loss and expenses but had a deductible of $150,000, resulting in net proceeds of $425,000.

Other Expenses

Total other expenses were $45,748,000 and $44,813,000 for the years ended December 31, 2010 and 2009, respectively. The increase is $935,000 or 2.09% in 2010 and $5,414,000 or 13.74% in 2009.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Salaries and employee benefits, the largest component of non-interest expense, increased $787,000 in 2010, a 3.63% change.  A component of salaries and employee benefits expense is compensation expense related to the officers’ deferred compensation plan and costs associated with restricted common stock awarded to various officers which increased $411,000 in 2010.  This increase is primarily the result of the change in the appraised value of the Company’s common stock.  As a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company obtains a quarterly independent appraisal of the shares of stock.  The appraised value of the Company’s stock was $58.50 as of December 31, 2010 and $53.00 as of December 31, 2009. Another component of salaries and employee benefits expense is profit sharing plan expense which totaled $1,559,000 in 2010.  This expense increased $529,000, or 51.36%, from 2009 and includes the Company’s contribution to its ESOP plan.  (See Note 8 to the Consolidated Financial Statements).    The increase is primarily the result of the discretionary contribution that was 10% and 6.5% for the years ended December 31, 2010 and 2009, respectively.  These increases were offset by a decrease of $165,000 relating to part time salaries in 2010.  The Bank had 17 fewer part time employees at December 31, 2010 compared to December 31, 2009.

Occupancy expense increased $265,000 for the year ended December 31, 2010 which included increases of $147,000 in property taxes, $87,000 in bank building depreciation and $50,000 in janitorial expenses.  The increases are related to the bank building at 3905 Blairs Ferry Road NE in Cedar Rapids which was placed into service on January 11, 2010.

Furniture and equipment expenses increased $371,000 in 2010 due mainly to an increase maintenance contracts.  Maintenance contract expense increased $334,000 during the year ended December 31, 2010 as compared to the same period in 2010.  This increase is due to the increased rates of the contracts and additional software programs purchased by the Company.

Advertising and business development expense increased $355,000 from 2009 to 2010. Factors in this increase included increases in charitable contributions of $275,000 and $106,000 increase in costs associated with credit card reward points based on customer usage volumes.

Outside services expense increased $550,000 for the year ended December 31, 2010 compared to the same period in 2009.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Credit card, debit card and merchant card processing expenses increased $316,000 due to an increase in the volume of transactions in 2010 compared to 2009. Professional fees were $1,666,000 for the year ended December 31, 2010, an increase of $5,000 over the same period in 2009. This increase includes $233,000 in other professional fees.  The increase is offset by a decrease of $131,000 in attorney fees and is due to the Company utilizing in-house counsel for credit-related matters and a decrease of $26,000 in correspondent bank charges, a decrease of $26,000 in audit, tax and accounting fees and a decrease of $20,000 in title insurance fees.  Expenses related to courier services decreased $29,000 in 2010 due to the expiration of an ATM rental contract in 2009 which was not renewed.  Data processing expense increased $41,000 for the year ended December 31, 2010 when compared to the same period in 2009.  This increase is due to monthly fees for a new trust processing system added in 2009.  In addition, expenses related to other real estate owned and other repossessed assets were $389,000 for the year ended 2010, an increase of $131,000 from the same period in 2009.  The increased expenses are due to the number of properties in other real estate owned in 2010.

Rental expenses on tax credit real estate increased $668,000 in 2010 due to the addition of tax credit properties in 2009 and 2010.  2010 includes a full year of expenses related to the property invested in during 2009 and a partial year of expenses for the property invested in during 2010.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

FDIC insurance assessment expense was $2,074,000 for the year ended December 31, 2010.  This is a decrease of $704,000 when compared to the same period in 2009.  As of June 30, 2009, the FDIC imposed a five basis point special assessment on each bank’s total assets less Tier 1 capital.  The Bank’s special assessment totaled $820,000.  There was no special assessment imposed during the year ended December 31, 2010.  In addition, the FDIC has raised assessment rates for all banks as part of its restoration plan for the deposit insurance fund.  Another component of the increase is an additional 10 basis point assessment related to the Transaction Account Guarantee Program.  This Program increased insurance coverage for non-interest bearing deposit accounts in excess of $250,000.  At December 31, 2010, the Company had recorded prepaid FDIC insurance of $5,038,000 which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.

During 2009, the Company pre-paid $40.0 million of FHLB advances incurring an early payment penalty of $584,000.  There were no penalties incurred in 2010.  The $40.0 million in advances consisted of $20.0 million due in June 2009 and $20.0 million due in October 2009, at rates from 5.66% to 6.22%.  As a result of the early payment of the FHLB borrowings, the Company’s interest expense on FHLB borrowings decreased.  The net impact of the early payment penalty and decreased interest expense was revenue neutral for 2009.

The net loss on sale of other real estate owned and other repossessed assets decreased $1,048,000 to $6,000 for the year ended December 31, 2010. The total net loss on sale of other real estate owned consisted of a $505,000 fair market value adjustment on 11 properties within other real estate owned, a $513,000 gain on sale of 28 properties and a $14,000 loss on sale of 3 properties, for a net loss of $6,000.  During the same period in 2009, the loss consisted of $608,000 fair market value adjustment on 11 such properties, a $151,000 gain on sale of 14 such properties and a $597,000 loss on sale of 17 such properties, for a net loss of $1,054,000.  The net loss on sale of other real estate owned increased in 2009 due to an increase in the volume of such sales coupled with fair value adjustments based on reduced levels of new and existing home sales, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market.  These factors have lead to a reduction in the ultimate sales price of properties versus the carrying value of the property.   Also, one large commercial property was sold during 2009 at a loss of $345,000

Other noninterest expense was $1,476,000 for the year ended December 31, 2010, an increase of $313,000 over the same period in 2009.  Other noninterest expense includes fraud losses related to customer credit and debit cards, ATM activity and customer deposit accounts.  This expense increased $74,000 in 2010 due to increased incidents of unauthorized use of customer credit and debit cards.  Expenses related to the deferred compensation plan for the Company’s Board of Directors increased $187,000 in 2010 from 2009 which is primarily the result of the change in the appraised value of the Company’s common stock.

Total other expenses were $39,399,000 for the year ended December 31, 2008.  The increase in expenses in 2009 was $5,414,000.  This included an increase of $1,406,000 in salaries and benefits, which was the direct result of salary adjustments and increased expense for employee benefits including accrued vacation liability and bonuses paid to real estate lenders for 2009.  Occupancy expense increased $535,000 due mainly to increases related to operating two additional locations in 2009.  Furniture and equipment expense was $202,000 higher in 2009 when compared to 2008 as a result of the costs related to depreciation expense and equipment and software maintenance contracts.  In addition, there was an increase in outside services of $487,000.  Outside services include professional fees, courier services and ATM fees.  Attorneys’ fees increased $206,000 to due in part of increased activity related to costs of collection efforts and repossession volume.  Credit card, debit card and merchant card processing expenses, along with data processing expenses, increased $103,000 due to the volume of transactions.  FDIC insurance expense increased $1,913,000 in 2009 due to the FDIC imposed five basis point special assessment on each bank’s total assets less Tier 1 capital.  The Company pre-paid $40.0 million of FHLB advances incurring an early payment penalty of $584,000 in 2009, there were no penalties incurred in 2008.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Income Taxes

Income tax expense was $9,258,000, $5,218,000 and $5,556,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Income taxes as a percentage of income before income taxes were 28.42% in 2010, 24.61% in 2009 and 28.21% in 2008.  The amount of tax credits were $1,909,000, $1,637,000 and $711,000 for 2010, 2009 and 2008, respectively.  In 2010, the Company invested in a seventh tax credit property.  Credits related to this new property will be approximately $3.0 million and are expected to be recognized over a ten year period starting in 2010.  In 2009, the Company invested in a sixth tax credit property.  Credits related to the property in 2009 were approximately $7.2 million and are expected to be recognized over a ten year period starting in 2009.

Impact of Recently Issued Accounting Standards and Recent Legislative Developments

Recent Accounting Pronouncements

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

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, policies and activity involving the allowance for credit losses and the fair value of loans are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. For the Company, this ASU is effective for interim and annual reporting periods after December 15, 2010.  The Company included these disclosures in the notes to the consolidated financial statements (see Item 8, Note 3).

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 2010, the Company's interest rate sensitivity report is as follows (amounts in thousands):

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total

Earning assets:
Federal funds sold	$42,124	$-	$-	$-	$-	$-	$42,124
Investment securities	-	960	8,025	10,835	18,380	178,403	216,603
Loans	8,692	164,648	47,994	74,861	102,306	1,202,549	1,601,050
Total	50,816	165,608	56,019	85,696	120,686	1,380,952	1,859,777
Sources of funds:
Interest-bearing checking and savings accounts	86,357	-	-	-	-	549,207	635,564
Certificates of deposit	-	38,473	77,173	97,391	126,116	307,233	646,386
Other borrowings - FHLB	-	-	10,000	-	-	185,000	195,000
Federal funds and repurchase agreements	46,928	-	-	-	-	-	46,928
	133,285	38,473	87,173	97,391	126,116	1,041,440	1,523,878
Other sources,primarily noninterest-bearing	-	-	-	-	-	198,791	198,791
Total sources	133,285	38,473	87,173	97,391	126,116	1,240,231	1,722,669

Interest Rate Gap	$(82,469)	$127,135	$(31,154)	$(11,695)	$(5,430)	$140,721	$137,108
Cumulative Interest Rate Gap at December 31, 2010	$(82,469)	$44,666	$13,512	$1,817	$(3,613)	$137,108

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

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $757,000 as of December 31, 2010.  In 2010, the Company received dividends of $5,375,000 from its subsidiary Bank and used those funds to pay dividends to its stockholders of $4,024,000 and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $1,627,000 and $2,312,000 for the years ended December 31, 2010 and 2009, respectively.

The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary Bank, which affects the Bank’s dividends to the Company.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  In order to maintain acceptable capital ratios in the subsidiary Bank, certain of its retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company totaled approximately $49,864,000, $38,851,000 and $31,990,000 as of December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $191,214,000 and $174,675,000, respectively.  This measure of stockholders’ equity as a percent of total assets was 9.90% at December 31, 2010 and 9.54% at December 31, 2009.  As of December 31, 2010, total equity was 8.61% of assets compared to 8.29% of assets at the prior year end.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991, and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve.  These regulations establish minimum capital requirements that member banks must maintain.

As of December 31, 2010, risk-based capital standards require 8% of risk-weighted assets.  At least half of that 8% must consist of Tier I core capital (common stockholders' equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets).  Total risk-weighted assets are determined by weighting the assets according to their risk characteristics.  Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings.  Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the "Superintendent").  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve.  In certain circumstances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.  At December 31, 2010, the Tier 1 risk-based leverage ratio of the Bank was 9.66% and exceeded the ratio required by the Superintendent.

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2010 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2010:
Company:
Total risk-based capital	$204,914	13.59%	8.00%	10.00%
Tier 1 risk-based capital	185,932	12.33	4.00	6.00
Leverage ratio	185,932	9.70	4.00	5.00
Bank:
Total risk-based capital	204,038	13.54	8.00	10.00
Tier 1 risk-based capital	185,076	12.28	4.00	6.00
Leverage ratio	185,076	9.66	4.00	5.00

The Bank is classified as "well capitalized" by FDIC capital guidelines.

On a consolidated basis, 2010 cash flows from operations provided $38,726,000 and net increases in deposits provided $133,314,000.  These cash flows were invested in Net Loans of $69,049,000.  In addition, $2,957,000 was used to purchase property and equipment and leasehold improvements. Cash flows of $2,183,000 were also used to invest in tax credit real estate properties.

At December 31, 2010, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $281,864,000 (see Note 14 to the Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  It may also obtain additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2010, the Bank can obtain an additional $248.3 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $149.2 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.

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

Contractual Obligations and Commitments

As disclosed in Note 14 to the Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2010:

	Payments Due By Period
	(Amounts In Thousands)

		Less Than	One -	Three -	More Than
	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations:
Long-term debt obligations	$195,000	$10,000	$-	$60,000	$125,000
Operating lease obligations	1,460	316	523	286	335
Total contractual obligations:	$196,460	$10,316	$523	$60,286	$125,335

Other commitments:
Lines of credit	$281,864	$196,163	$72,455	$10,650	$2,596
Standby letters of credit	11,936	11,936	-	-	-
Total other commitments	$293,800	$208,099	$72,455	$10,650	$2,596

The Bank plans to add an additional office location in North Liberty, Iowa.  It is expected that the Bank will provide retail and commercial banking services at this proposed office and that it also will serve as the new location of the Bank’s Trust and Wealth Management Department (the “Trust Department”).  The Trust Department, which currently has 21 employees, was displaced by flooding in June of 2008 from the Iowa City South Gilbert Street office.  Since that time, the Trust Department has occupied 6,600 square feet of leased office space one half mile south of the proposed new office.  The new office location will enhance services available at the Trust Department, which will be housed with other traditional banking functions including deposit and loan services provided to the Bank’s retail and commercial customers.  It is expected that the new office location will have approximately 18,580 square feet.  Preliminary construction costs for the building are estimated at $3.9 million, with final bids due March 2011.  The Bank will not incur any debt during the construction of the new office.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Commitments and Trends

The Company and the Bank have no material commitments or plans that will materially affect liquidity or capital resources, other than the North Liberty branch building previously disclosed.  Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

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

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$138,387	$55,375	$140,869	$145,637	$204,508	$110,244	$795,020	$797,053
Average interest rate	5.73%	6.26%	5.85%	5.80%	5.30%	5.17%	5.61%

Loans, variable:
Balance	$236,148	$33,224	$122,001	$117,818	$190,928	$95,521	$795,640	$781,019
Average interest rate	4.86%	7.52%	5.72%	5.49%	5.25%	5.21%	5.33%

Investments (1):
Balance	$50,007	$40,677	$28,271	$30,333	$12,119	$55,196	$216,603	$216,603
Average interest rate	3.56%	3.54%	3.57%	3.16%	5.26%	4.81%	3.91%

Liabilities:
Liquid deposits (2):
Balance	$635,564	$-	$-	$-	$-	$-	$635,564	$635,564
Average interest rate	0.37%	0.00%	0.00%	0.00%	0.00%	0.00%	0.37%

Deposits, certificates:
Balance	$339,153	$161,723	$67,987	$31,474	$46,049	$-	$646,386	$648,761
Average interest rate	2.19%	2.33%	2.71%	2.98%	3.18%	0.00%	2.39%
(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes NOW and other demand, savings and money market funds.

Item 8.   Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 69 through 121.

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hills Bancorporation:

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Hills Bancorporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hills Bancorporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

March 10, 2011

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Amounts In Thousands, Except Shares)

ASSETS	2010	2009
Cash and cash equivalents (Note 10)	$62,978	$24,095
Investment securities available for sale at fair value (amortized cost 2010 $200,995; 2009 $194,844) (Notes 1, 2 and 6)	205,498	201,645
Stock of Federal Home Loan Bank	11,105	12,453
Loans held for sale	10,390	7,976
Loans, net of allowance for loan losses (2010 $29,230; 2009 $29,160) (Notes 1, 3, 7, and 11)	1,561,430	1,503,981
Property and equipment, net (Note 4)	26,806	26,417
Tax credit real estate	20,960	18,777
Accrued interest receivable	8,686	9,677
Deferred income taxes, net (Note 9)	9,870	8,892
Other real estate	2,233	3,227
Goodwill	2,500	2,500
Prepaid FDIC insurance	5,038	6,947
Other assets	3,789	4,039
	$1,931,283	$1,830,626
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$198,791	$184,158
Interest-bearing deposits (Note 5)	1,281,950	1,163,269
Total deposits	1,480,741	1,347,427
Short-term borrowings (Note 6)	46,928	68,534
Federal Home Loan Bank borrowings (Note 7)	195,000	225,000
Accrued interest payable	1,996	2,341
Other liabilities	15,404	12,649
	1,740,069	1,655,951
Commitments and Contingencies (Notes 8 and 14)

Redeemable Common Stock Held By Employee Stock Ownership Plan (ESOP) (Note 8)	24,945	22,900

Stockholders' Equity (Note 10)
Capital stock, no par value; authorized 10,000,000 shares; issued 2010 4,624,519 shares; 2009 4,618,962 shares	-	-
Paid in capital	14,875	14,582
Retained earnings	185,412	166,120
Accumulated other comprehensive income	2,781	4,200
Treasury stock at cost (2010 226,182 shares; 2009 196,688 shares)	(11,854)	(10,227)
	191,214	174,675
Less maximum cash obligation related to ESOP shares (Note 8)	24,945	22,900
	166,269	151,775
	$1,931,283	$1,830,626

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2010, 2009 and 2008
(Amounts In Thousands, Except Per Share Amounts)
	2010	2009	2008
Interest income:
Loans, including fees	$88,239	$88,982	$89,341
Investment securities:
Taxable	3,380	3,786	4,734
Nontaxable	3,294	3,372	3,382
Federal funds sold	74	55	18
Total interest income	94,987	96,195	97,475
Interest expense:
Deposits	19,200	25,269	28,865
Short-term borrowings	523	631	1,818
FHLB borrowings	8,116	11,241	12,860
Total interest expense	27,839	37,141	43,543
Net interest income	67,148	59,054	53,932
Provision for loan losses (Note 3)	8,925	11,947	11,507
Net interest income after provision for loan losses	58,223	47,107	42,425
Other income:
Net gain on sale of loans	3,602	3,874	1,274
Trust fees	4,026	3,517	3,917
Service charges and fees	7,971	7,970	7,907
Rental revenue on tax credit real estate	1,672	1,193	1,043
Other noninterest income	2,828	2,355	2,529
	20,099	18,909	16,670
Other expenses:
Salaries and employee benefits	22,480	21,693	20,287
Occupancy	3,163	2,898	2,363
Furniture and equipment	4,100	3,729	3,527
Office supplies and postage	1,368	1,366	1,319
Advertising and business development	2,058	1,703	1,788
Outside services	6,506	5,956	5,469
Rental expenses on tax credit real estate	2,517	1,849	1,558
FDIC insurance assessment	2,074	2,778	865
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	-	584	-
Net loss on sale of other real estate owned and other repossessed assets	6	1,054	96
Flood-related expenses	-	40	852
Other noninterest expenses	1,476	1,163	1,275
	45,748	44,813	39,399
Income before income taxes	32,574	21,203	19,696
Income taxes (Note 9)	9,258	5,218	5,556
Net income	$23,316	$15,985	$14,140

Earnings per share:
Basic	$5.29	$3.61	$3.16
Diluted	5.28	3.60	3.15

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2010, 2009 and 2008
(Amounts In Thousands)

	2010	2009	2008

Net income	$23,316	$15,985	$14,140

Other comprehensive (loss) income,
Unrealized holding (losses) gains arising during the period	$(2,342)	$891	$4,862
Income tax effect of unrealized losses (gains)	879	(340)	(1,860)
	$(1,463)	$551	$3,002

Less: reclassification adjustment for gains included in net income, net of income tax	44	-	-

Other comprehensive (loss) income	$(1,419)	$551	$3,002

Comprehensive income	$21,897	$16,536	$17,142

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2010, 2009 and 2008
(Amounts In Thousands, Except Share Amounts)
				Maximum
				Cash
			Accumulated	Obligation
			Other	Related
	Paid In	Retained	Comprehensive	To ESOP	Treasury
	Capital	Earnings	Income (Loss)	Shares	Stock	Total

Balance, December 31, 2007	$12,823	$144,122	$647	$(22,205)	$(4,697)	$130,690
Issuance of 15,093 shares of common stock	527	-	-	-	-	527
Forfeiture of 1,186 shares of common stock	(51)	-	-	-	-	(51)
Share-based compensation	21	-	-	-	-	21
Income tax benefit related to share-based
compensation	127	-	-	-	-	127
Change related to ESOP shares	-	-	-	(1,610)	-	(1,610)
Net income	-	14,140	-	-	-	14,140
Cash dividends ($.91 per share)	-	(4,086)	-	-	-	(4,086)
Purchase of 63,469 shares of common stock	-	-	-	-	(3,398)	(3,398)
Other comprehensive income	-	-	3,002	-	-	3,002
Balance, December 31, 2008	$13,447	$154,176	$3,649	$(23,815)	$(8,095)	$139,362
Issuance of 22,371 shares of common stock	1,070	-	-	-	-	1,070
Forfeiture of 836 sharesof common stock	(41)	-	-	-	-	(41)
Share-based compensation	62	-	-	-	-	62
Income tax benefit related to share-based
compensation	44	-	-	-	-	44
Change related to ESOP shares	-	-	-	915	-	915
Net income	-	15,985	-	-	-	15,985
Cash dividends ($.91 per share)	-	(4,041)	-	-	-	(4,041)
Purchase of 39,806 shares of common stock	-	-	-	-	(2,132)	(2,132)
Other comprehensive income	-	-	551	-	-	551
Balance, December 31, 2009	$14,582	$166,120	$4,200	$(22,900)	$(10,227)	$151,775
Issuance of 6,236 shares of common stock	197	-	-	-	-	197
Forfeiture of 679 shares of common stock	(32)	-	-	-	-	(32)
Share-based compensation	15	-	-	-	-	15
Income tax benefit related to share-based
compensation	113	-	-	-	-	113
Change related to ESOP shares	-	-	-	(2,045)	-	(2,045)
Net income	-	23,316	-	-	-	23,316
Cash dividends ($.91 per share)	-	(4,024)	-	-	-	(4,024)
Purchase of 29,494 shares of common stock	-	-	-	-	(1,627)	(1,627)
Other comprehensive loss	-	-	(1,419)	-	-	(1,419)
Balance, December 31, 2010	$14,875	$185,412	$2,781	$(24,945)	$(11,854)	$166,269

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008
(Amounts In Thousands)

	2010	2009	2008
Cash Flows from Operating Activities
Net income	$23,316	$15,985	$14,140
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,568	2,414	2,237
Provision for loan losses	8,925	11,947	11,507
Net gain on sale of invesment securities	(71)	-	-
Share-based compensation	15	62	21
Compensation expensed through issuance of common stock	46	111	234
Excess tax benefits related to share-based compensation	(113)	(44)	(127)
Forfeiture of common stock	(32)	(41)	(51)
Provision for deferred income taxes	(99)	(273)	(3,088)
Flood-related loss on disposal of property and equipment	-	-	345
Net loss on sale of other real estate owned and other repossessed assets	6	1,054	96
Decrease in accrued interest receivable	991	760	954
Amortization of discount on investment securities, net	906	768	424
Decrease (increase) in prepaid FDIC insurance	1,909	(6,947)	-
Decrease (increase) in other assets	363	(1,388)	(3,724)
Increase in accrued interest and other liabilities	2,410	197	2,940
Loans originated for sale	(264,188)	(291,169)	(131,577)
Proceeds on sales of loans	265,376	295,557	131,153
Net gain on sales of loans	(3,602)	(3,874)	(1,274)
Net cash and cash equivalents provided by operating activities	38,726	25,119	24,210

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	43,658	48,428	47,473
Proceeds from sales of investment securities available for sale	4,892	-	-
Purchases of investment securities available for sale	(54,188)	(47,844)	(43,826)
Loans made to customers, net of collections	(69,049)	(51,771)	(129,869)
Proceeds on sale of other real estate owned and other repossessed assets	3,663	6,557	1,025
Purchases of property and equipment	(2,957)	(5,225)	(4,968)
Investment in tax credit real estate, net	(2,183)	(6,712)	(3,262)
Net cash used in investing activities	(76,164)	(56,567)	(133,427)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2010, 2009 and 2008
(Amounts In Thousands)

	2010	2009	2008
Cash Flows from Financing Activities
Net increase in deposits	133,314	109,541	93,960
Net (decrease) increase in short-term borrowings	(21,606)	(31,403)	12,861
Borrowings from FHLB	10,000	-	20,000
Payments on FHLB borrowings	(40,000)	(40,000)	(20,348)
Borrowings from FRB	100	-	1,650
Payments on FRB borrowings	(100)	-	(1,650)
Stock options exercised	151	959	293
Excess tax benefits related to share-based compensation	113	44	127
Purchase of treasury stock	(1,627)	(2,132)	(3,398)
Dividends paid	(4,024)	(4,041)	(4,086)
Net cash provided by financing activities	76,321	32,968	99,409

Increase (decrease) in cash and cash equivalents	$38,883	$1,520	$(9,808)

Cash and cash equivalents:
Beginning of year	24,095	22,575	32,383
End of year	$62,978	$24,095	$22,575

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$19,545	$25,842	$29,178
Interest paid on other obligations	8,567	11,872	14,616
Income taxes paid	8,007	7,854	7,592

Noncash financing activities:
Increase (decrease) in maximum cash obligationrelated to ESOP shares	$2,045	$(915)	$1,610
Transfers to other real estate owned	2,675	5,074	5,756

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involves certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2010 may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Investment securities:  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2010 and 2009.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Investment securities (continued):  Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established.  In evaluating other-than-temporary impairment, the Company considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security.  If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value.  If the Company does not intend to sell the security or it is not more likely than not that the Company will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.  Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.

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

The policy for charging off loans is consistent throughout all loan categories.  A loan is charged off based on criteria that includes but is not limited to:  delinquency status, financial condition of the entire customer credit line and underlying collateral coverage, economic or external conditions that might impact full repayment of the loan, legal issues, overdrafts, and the customer’s willingness to work with the Company.

Loans are considered impaired when, based on current information and events, it is probable the Bank will not be able to collect all amounts due.  An impaired loan includes any loan that has been placed on nonaccrual status, loans greater than 90 days past due and still accruing and restructured loans.  They also include loans, based on current information and events, that it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement.  The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or on the fair value of the collateral for collateral dependent loans.  The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as provision expense in the same manner in which impairment initially was recognized or as a reduction in the amount of provision expense that otherwise would be reported.  Interest income on nonaccrual loans is recognized once principal has been recovered.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Loans (continued):  The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.

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

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi family senior living rental property all which are affordable housing projects as of December 31, 2010.  The Bank has a 99% limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The properties are recorded at cost less accumulated depreciation.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2010, the Company had no material unrecognized tax benefits.

Goodwill:  Goodwill represents the excess of cost over the fair value of the net assets acquired, and is not subject to amortization, but requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life.

Prepaid FDIC insurance:  Prepaid FDIC insurance as of December 31, 2010 represents the FDIC premiums paid by the Bank for the years of 2011 and 2012.  The expense for the FDIC insurance will be recorded on a quarterly basis as premiums are assessed.

Other real estate:   Other real estate represents property acquired through foreclosures and settlements of loans.  Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs.  The Bank will obtain updated appraisals to determine the estimated fair value of the property based on the type of collateral securing the loan and the date of the latest appraisal.  Subsequent write downs estimated on the basis of later valuations are charged to net loss on sale of other real estate owned and other repossessed assets.  Net expenses incurred in maintaining such properties are charged to other non-interest expense.

Earning per share:   Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  The following table presents calculations of earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(Amounts In Thousands)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	4,422,274	4,440,545	4,490,107
Weighted average number of net shares issued (redeemed)	(14,984)	(17,843)	(22,122)
Weighted average shares outstanding (basic)	4,407,290	4,422,702	4,467,985
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury
stock method	10,968	12,812	15,202
Weighted average number of shares (diluted)	4,418,258	4,435,514	4,483,187

Net income (In Thousands)	$23,316	$15,985	$14,140

Earnings per share:
Basic	$5.29	$3.61	$3.16
Diluted	$5.28	$3.60	$3.15

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

The Company considered all accounting guidance in its valuation methodologies.  Assets and liabilities measured at fair value on a nonrecurring basis are not material to the Company’s consolidated financial statements.

The pricing for investment securities is obtained from an independent source.  The Company’s investment securities are low risk and are measured at fair value as either level 1 or level 2 assets.  There are no level 3 investment securities owned by the Company.  Due to these factors, the Company reviews prices provided by the independent source on a monthly basis for unusual fluctuations.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2010.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$97,836	$107,662	$-	$205,498
Total	$97,836	$107,662	$-	$205,498

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$99,090	$102,555	$-	$201,645
Total	$99,090	$102,555	$-	$201,645

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31,  2010 and 2009, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis in 2010 that were still held on the balance sheet at December 31, 2010, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

					Year Ended
	December 31, 2010				December 31, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$13,639	$-	$13,639	$4,826
Foreclosed assets (2)	-	762	-	762	505
Total	$-	$14,401	$-	$14,401	$5,331

					Year Ended
	December 31, 2009				December 31, 2009
	Level 1	Level 2	Level 3	Total	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$9,905	$-	$9,905	$3,040
Foreclosed assets (2)	-	1,396	-	1,396	608
Total	$-	$11,301	$-	$11,301	$3,648

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

As of December 31, 2010, the $13.6 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types:  $5.9 million of 1 – 4 family residential loans, $3.9 million of commercial and industrial loans and $1.6 million of commercial mortgage loans.  The remaining $2.2 million was spread over the following categories of loans:  agricultural, real estate construction, mortgage – farmland, mortgage – multi-family, and loans to individuals.  The total $13.6 million of loans represents the carrying value of loans partially charged off as it was determined that the fair value of the loan collateral was less than the carrying value.  Of the total $13.6 million, $4.2 million was included in the nonaccrual loan total.  The remaining $9.4 million is accruing interest based on the fact loan payments have been made as contractually agreed.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

As of December 31, 2009, the $9.9 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types:  $3.8 million of commercial mortgage loans, $3.2 million of 1 – 4 family residential loans and $1.3 million of commercial and industrial loans.  The remaining $1.6 million was spread over the following categories of loans:  agricultural, real estate construction, mortgage – farmland, mortgage – multi-family, and loans to individuals.  The total $9.9 million of loans represents the carrying value of loans partially charged off as it was determined that the fair value of the loan collateral was less than the carrying value.  Of the total $9.9 million, $1.7 million was included in the nonaccrual loan total.  The remaining $8.2 million is accruing interest based on the fact loan payments have been made as contractually agreed.

Reclassifications: Certain prior year amounts may be reclassified to conform to the current year presentation.

Note 2. Investment Securities

Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The Company had no securities designated as trading in its portfolio at December 31, 2010 or 2009.  The carrying amount of available-for-sale securities and their approximate fair values were as follows December 31 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

December 31, 2010:
Other securities (FHLB, FHLMC and FNMA)	$95,583	$2,383	$(130)	$97,836
State and political subdivisions	105,412	3,041	(791)	107,662
Total	$200,995	$5,424	$(921)	$205,498

December 31, 2009:
Other securities (FHLB, FHLMC and FNMA)	$95,745	$3,355	$(10)	$99,090
State and political subdivisions	99,099	3,562	(106)	102,555
Total	$194,844	$6,917	$(116)	$201,645

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2010, were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$38,353	$38,903
Due after one year through five years	108,036	111,399
Due after five years through ten years	53,962	54,551
Due over ten years	644	645
Total	$200,995	$205,498

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Investment Securities (Continued)

As of December 31, 2010, investment securities with a carrying value of $46,928,000 were pledged to collateralize public deposits, short-term borrowings and for other purposes, as required or permitted by law.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows:

	2010	2009	2008
Sales proceeds	$4,892	$-	$-
Gross realized gains	99	-	-
Gross realized losses	(28)	-	-

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009 (in thousands):

	Less than 12 months				12 months or more				Total
2010
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
Other securities
(FHLB, FHLMC and FNMA)	4	$11,137	$(130)	1.17%	-	$-	$-	-	4	$11,137	$(130)	1.17%

State and political subdivisions	103	23,374	(787)	3.37%	1	121	(4)	3.31%	104	23,495	(791)	3.37%

Total temporarily impaired
securities	107	$34,511	$(917)	2.66%	1	$121	$(4)	3.31%	108	$34,632	$(921)	2.66%

	Less than 12 months				12 months or more				Total
2009
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
Other securities
(FHLB, FHLMC and FNMA)	1	$996	$(10)	1.00%	-	$-	$-	-	1	$996	$(10)	1.00%

State and political subdivisions	35	7,929	(106)	1.34%	-	$-	$-	-	35	7,929	(106)	1.34%

Total temporarily impaired
securities	36	$8,925	$(116)	1.30%	-	$-	$-	-	36	$8,925	$(116)	1.30%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. The state and political subdivision securities with gross unrealized losses as of December 31, 2010 included one issue which was rated A3.  Two municipal bonds are rated B1.  Bonds with a B1 rating are less than investment grade.   The aggregate fair value of these B1 rated bonds is $425,000 while their amortized cost is $505,000, representing an unrealized loss of $80,000. None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities until a recovery of fair value or maturity.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans

The composition of loans is as follows:

	December 31,
	2010	2009
	(Amounts In Thousands)

Agricultural	$65,004	$64,598
Commercial and financial	141,619	153,997
Real estate:
Construction, 1 to 4 family residential	25,232	25,821
Construction, land development and commercial	86,552	95,955
Mortgage, farmland	90,448	87,300
Mortgage, 1 to 4 family first liens	519,533	470,328
Mortgage, 1 to 4 family junior liens	109,036	114,742
Mortgage, multi-family	202,630	190,180
Mortgage, commercial	302,020	295,070
Loans to individuals	23,627	25,405
Obligations of state and political subdivisions	24,959	9,745
	$1,590,660	$1,533,141
Less allowance for loan losses	29,230	29,160
	$1,561,430	$1,503,981

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

Changes in the allowance for loan losses and the allowance for loan loss balance applicable to impaired loans and the related loan balance of impaired loans for the year ended December 31, 2010 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real estate: Mortgage, farmland	Real estate: Mortgage, 1 to 4 family	Real estate: Mortgage, multi-family and commercial	Other	Total

2010
Allowance for loan losses:
Beginning balance	$2,967	$7,090	$4,811	$1,417	$7,484	$4,742	$649	$29,160
Charge-offs	(18)	(3,647)	(1,202)	(52)	(4,343)	(1,507)	(423)	(11,192)
Recoveries	248	946	81	44	583	152	283	2,337
Provision	(1,027)	2,353	704	73	4,228	2,270	324	8,925

Ending balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230

Ending balance, individually evaluated for impairment	21	170	373	32	168	43	3	810

Ending balance, collectively evaluated for impairment	2,149	6,572	4,021	1,450	7,784	5,614	830	28,420

Loans:

Ending balance	65,004	141,619	111,784	90,448	628,569	504,650	48,586	1,590,660

Ending balance, individually evaluated for impairment	104	3,692	4,079	147	7,088	16,423	15	31,548

Ending balance, collectively evaluated for impairment	64,900	137,927	107,705	90,301	621,481	488,227	48,571	1,559,112

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Balance, beginning	$27,660	$19,710
Charge-offs:
Agricultural	82	99
Commercial and financial	5,161	1,359
Real estate:
Construction and land development	436	62
Mortgage, farmland	22	-
Mortgage, 1 to 4 family	3,064	2,169
Mortgage, multi-family and commercial	2,172	196
Other	515	604
	11,452	4,489
Recoveries:
Agricultural	20	61
Commercial and financial	415	340
Real estate:
Construction and land development	49	-
Mortgage, farmland	1	4
Mortgage, 1 to 4 family	236	104
Mortgage, multi-family and commercial	7	128
Other	277	295
	1,005	932
Net charge-offs	10,447	3,557
Provision charged to expense	11,947	11,507
Balance, ending	$29,160	$27,660

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and restructured loans, 2) all non consumer and non 1 – 4 family residential loans with prior charge-offs, and 3) all non consumer and non 1-4 family loan relationships classified as substandard.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2010:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real estate: Construction, land development and commercial

2010
Grade:
Pass	$53,240	$109,345	$20,448	$65,494
Potential Watch	465	2,818	-	3,620
Watch	5,325	16,411	3,967	6,621
Substandard	5,974	13,045	817	10,817
Total	$65,004	$141,619	$25,232	$86,552

	Real estate: Mortgage, farmland	Real estate: Mortgage, 1 to 4 family first liens	Real estate: Mortgage, 1 to 4 family junior liens	Real estate: Mortgage, multi-family

2010
Grade:
Pass	$80,860	$459,651	$97,831	$167,254
Potential Watch	3,453	12,658	3,071	8,808
Watch	2,317	21,330	4,244	14,614
Substandard	3,818	25,894	3,890	11,954
Total	$90,448	$519,533	$109,036	$202,630

	Real estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total

2010
Grade:
Pass	$248,805	$22,669	$24,887	$1,350,484
Potential Watch	8,893	261	-	44,047
Watch	36,002	404	72	111,307
Substandard	8,320	293	-	84,822
Total	$302,020	$23,627	$24,959	$1,590,660

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

The below are descriptions of the credit quality indicators:

Pass – Pass rated loans are supported by sound payment capacity, are adequately collateralized and have no apparent weaknesses that would affect the full repayment of the loan under the established terms and conditions.

Potential Watch – Potential watch rated loans are supported by adequate payment capacity, are adequately collateralized and are performing according to the established terms and conditions.  However, the loan requires more than average monitoring due to a potential weakness.  The potential watch indicator assists the Company in identifying and monitoring loans for which credit quality could deteriorate.

Watch – Watch rated loans are supported by a marginal payment capacity and are marginally collateralized.  There are identified weaknesses that if not monitored and corrected may adversely affect the Company’s credit position.  A watch credit would typically have a weakness in one of the general categories (cash flow, collateral position or payment history) but not in all categories.

Substandard – Substandard loans are not adequately supported by the paying capacity of the borrower and may be inadequately collateralized.  These loans have a well defined weakness or weaknesses.  For these loans, it is more probably than not that the Company could sustain some loss if the deficiency(ies) is not corrected.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

Information regarding impaired loans as of and for the year ended December 31, 2010 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

2010
With no related allowance recorded:
Agriculture	$-	$-	$-	$-	$-
Commercial and financial	2,301	3,234	-	2,717	-
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	2,118	2,118	-	2,246	98
Mortgage, farmland	-	-	-	-	-
Mortgage, 1 to 4 family first liens	181	190	-	222	13
Mortgage, 1 to 4 family junior liens	-	224	-	-	-
Mortgage, multi-family	1,837	1,883	-	1,860	-
Mortgage, commercial	485	2,419	-	525	31
Loans to individuals	-	-	-	-	-
	$6,922	$10,068	$-	$7,570	$142
With an allowance recorded:
Agriculture	$104	$104	$21	$164	$8
Commercial and financial	1,391	1,573	172	1,261	58
Real estate:
Construction, 1 to 4 family residential	270	346	54	308	17
Construction, land development and commercial	1,691	2,174	319	1,920	10
Mortgage, farmland	147	161	32	156	-
Mortgage, 1 to 4 family first liens	5,435	6,274	136	5,773	190
Mortgage, 1 to 4 family junior liens	1,472	1,482	34	1,492	59
Mortgage, multi-family	2,938	2,938	2	2,961	155
Mortgage, commercial	11,163	11,243	39	11,273	657
Loans to individuals	15	47	1	33	2
	$24,626	$26,342	$810	$25,341	$1,156
Total:
Agriculture	$104	$104	$21	$164	$8
Commercial and financial	3,692	4,807	172	3,978	58
Real estate:
Construction, 1 to 4 family residential	270	346	54	308	17
Construction, land development and commercial	3,809	4,292	319	4,166	108
Mortgage, farmland	147	161	32	156	-
Mortgage, 1 to 4 family first liens	5,616	6,464	136	5,995	203
Mortgage, 1 to 4 family junior liens	1,472	1,706	34	1,492	59
Mortgage, multi-family	4,775	4,821	2	4,821	155
Mortgage, commercial	11,648	13,662	39	11,798	688
Loans to individuals	15	47	1	33	2
	$31,548	$36,410	$810	$32,911	$1,298

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

Information about impaired loans as of and for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008

Impaired loans receivable for which there is a related allowance for loan losses	$5,720	$7,842
Impaired loans receivable for which there is no related allowance for loan losses	21,784	3,012
Total (1)	$27,504	$10,854

Related allowance for credit losses on impaired loans	$1,336	$3,551
Average balance of impaired loans	19,783	11,515
Nonaccrual loans	5,360	2,535
Loans past due ninety days or more and still accruing	7,009	5,049
Restructured loans	15,135	4,478
Interest income recognized on impaired loans	3,979	2,582
Interest income forfeited on non-accrual loans	293	93

(1)
The Company has revised the total of impaired loans from previous filings.  The revised total has decreased by $47,761,000 and $41,332,000 as of December 31, 2009 and 2008, respectively.  The revision was made to align with the regulatory definition of impaired loans.  In previous filings, the Company included all loans that were evaluated for potential impairment as part of our quarterly allowance for loan loss calculation in the non-performing loan total.  The Company revised the presentation of impaired loans to include only nonaccrual loans, accruing loans greater than 90 days past due and restructured loans.  The resulting change in the presentation of impaired loan total does not have any impact on the allowance for loan loss policy, allowance for loan loss calculation or the provision for loan loss for any periods presented.  The loans that were removed from the presentation were evaluated for potential impairment.  As these loans were not considered impaired, the appropriate allocation was calculated using historical loss rates, as adjusted for qualitative factors.  The revised impaired loan presentation allows the Company to better compare itself to its appropriate peer group as the revised impaired loan presentation corresponds with the regulatory definition.

Impaired loans increased by $4.0 million from December 31, 2009 to December 31, 2010.  Impaired loans include any loan that has been placed on nonaccrual status, loans past 90 days or more and still accruing interest and restructured loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The increase in non-performing loans is due mainly to the restructuring of one large commercial mortgage borrower with an aggregate loan balance of $8.8 million during the year ended December 31, 2010.  This increase is offset by pay downs of $0.8 million from two unrelated first mortgage borrowers, pay downs of $0.5 million from two unrelated construction and land development borrowers and $0.8 million of recognized loss from two unrelated commercial borrowers, which the Bank had adequately reserved for in previous quarters.  The losses were determined after further review of the real estate values and collateral position for the customer’s properties.  The increase of impaired loans from 2009 to 2010 is further offset by a decrease in loans greater than 90 days past due and still accruing interest of $1.7 million.  Most of the impaired loans are secured by real estate and are believed to be adequately collateralized.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (Continued)

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

Loans 90 days past due that are still accruing interest decreased $1.7 million from December 31, 2009 to December 31, 2010. The average balance of the past due loans also decreased in 2010 as compared to 2009.  The average past due loan balance was $73,000 as of December 31, 2010 compared to $95,000 as of December 31, 2009.  The loans 90 days past due and still accruing are believed to be adequately collateralized.   Loans are placed on non-accrual status when management believes the collection of future principal and interest is not reasonably assured.

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired in accordance with ASC 310.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured.  Loans that are determined not to be impaired and for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The determination concerning the appropriate percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due loans, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in restructured loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2010	2009
	(Amounts In Thousands)

Land	$6,975	$5,598
Buildings and improvements	23,829	23,650
Furniture and equipment	21,061	20,030
	51,865	49,278
Less accumulated depreciation	25,059	22,861
Net	$26,806	$26,417

Note 5. Interest-Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2010	2009
	(Amounts In Thousands)

NOW and other demand	$253,253	$209,440
Savings	382,311	334,802
Time, $100,000 and over	182,156	174,909
Other time	464,230	444,118
	$1,281,950	$1,163,269

Brokered deposits totaled $28.8 million and $13.0 million as of December 31, 2010 and 2009, respectively with an average interest rate of 0.81% and 2.04% as of December 31, 2010 and 2009, respectively. As of December 31, 2010, brokered deposits of $21.5 million are included in savings deposits and $7.3 million are included in time deposits.  At December 31, 2009, brokered deposits of $2.0 million were included in savings deposits and $11.0 million were included in time deposits. Brokered time deposits in increments greater than $100,000 as of December 31, 2010 and 2009 were $4.7 million and $5.0 million, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Interest-Bearing Deposits (Continued)

Time deposits have a maturity as follows:

	December 31,
	2010	2009
	(Amounts In Thousands)
Due in one year or less	$339,153	$336,874
Due after one year through two years	161,723	162,990
Due after two years through three years	67,987	95,908
Due after three years through four years	31,474	12,650
Due over four years	46,049	10,605
	$646,386	$619,027

Note 6. Short-Term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with a maturity of less than one year):

	December 31,
	2010	2009
	(Amounts In Thousands)
Federal funds purchased, secured by other securities (FHLB, FHLMC and FNMA)	$-	$33,066
Repurchase agreements with customers, renewable daily, interest payable monthly, secured by other securities (FHLB, FHLMC and FNMA)	44,968	33,505
Repurchase agreements with customers, interest fixed, maturities of less than one year, secured by other securities (FHLB, FHLMC and FNMA)	1,960	1,963
	$46,928	$68,534

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2010 and 2009 was 0.84% and 0.76%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of investment securities.  The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate.  The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers.  At December 31, 2010, $46.9 million of securities sold under repurchase agreements with a weighted average interest rate of 0.84%, maturing in 2011, were collateralized by investment securities having an amortized cost of $46.9 million.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.   Federal Home Loan Bank Borrowings

As of December 31, 2010 and 2009, the borrowings were as follows:

	2010	2009
(Effective interest rates as of December 31, 2010)	(Amounts In Thousands)

Due 2010	$-	$40,000
Due 2011, 0.59%	10,000	-
Due 2015, 3.70% to 4.56%	60,000	60,000
Due 2016, 4.46% to 4.69%	45,000	45,000
Due 2017, 4.09% to 4.89%	60,000	60,000
Due 2018, 3.65%	20,000	20,000
	$195,000	$225,000

All of the borrowings except the $10 million due in 2011 are callable by the FHLB with call dates ranging from 2011 through 2013.  $10,000,000 of the borrowings are due March 2011.  The advances are unlikely to be called unless rates would increase significantly.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $11,105,000 and $12,453,000 at December 31, 2010 and 2009, respectively.  Collateral is provided by the Company’s 1-4 family mortgage loans totaling $263,250,000 at December 31, 2010 and $303,750,000 at December 31, 2009.  The Company also has the ability to borrow against commercial real estate and multi-family loans totaling $129,917,000 as of December 31, 2010 and $148,294,000 as of December 31, 2009 and there was $0 borrowed against this collateral as of December 31, 2010 or 2009.

Note 8.   Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1,559,000, $1,030,000 and $137,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in 2010 was due to a 10% discretionary contribution compared to a discretionary contribution of 6.5% in 2009 and 1% in 2008.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  Effective June 30, 2005, as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company began obtaining a quarterly independent appraisal of the shares of stock.  Previously, the Company was obtaining an independent appraisal of the shares of stock on an annual basis for the Company’s ESOP.  As of December 31, 2010 and 2009, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.    Employee Benefit Plans (Continued)

	2010	2009

Shares held by the ESOP	426,402	432,043
Fair value per share	$58.50	$53.00
Maximum cash obligation	$24,945,000	$22,900,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The profit-sharing contribution totaled $0, $0, and $1,124,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company made matching contributions under its 401(k) plan of $132,000 in 2010, $134,000 in 2009 and $118,000 in 2008 and each such amount is included in salaries and employee benefits.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $3.4 million and $3.0 million at December 31, 2010 and 2009, respectively.  Expense related to the deferred compensation plan was $363,000 for 2010 and $177,000 for 2008 and is included in salaries and employee benefits expense.  The reduction of expense of $129,000 for 2009 was due to the decrease in value of the Company’s stock and is included in salaries and employee benefits expense.  Expenses related to the deferred compensation plan increased from 2009 which is primarily the result of the change in the appraised value of the Company’s common stock during 2010.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totals $1.5 million and $1.3 million at December 31, 2010 and 2009, respectively. Expense related to the directors’ deferred compensation plan was $160,000 for 2010 and $61,000 for 2008 and is included in other noninterest expenses.  The reduction of expense of $26,000 for 2009 was due to the decrease in the value of the Company’s stock and is included in other noninterest expenses.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Employee Benefit Plans (Continued)

A summary of the stock options is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2007	48,365	$31.02
Granted	-
Exercised	(10,705)
Balance, December 31, 2008	37,660	32.05	4.36	$1,207
Granted	20,000
Exercised	(20,300)
Forfeited	(4,000)
Balance, December 31, 2009	33,360	32.88	3.60	1,097
Granted	-
Exercised	(5,405)
Balance, December 31, 2010	27,955	33.83	2.84	946

The weighted-average fair value of options granted in 2009 was $2.90 per share.  There were no stock options granted in 2010 or 2008.  The intrinsic value of options exercised in 2010 was $151,000.  The intrinsic value of options exercised was $958,000 for 2009.

The fair value of each option is estimated as of the date of grant using a Black Scholes option pricing model.  The expected lives of options granted incorporate historical employee exercise behavior.  The risk-free rate for periods that coincide with the expected life of the options is based on the one month treasury interest rate swap rate as published by the Federal Reserve Bank for 2009.  Expected volatility is based on volatility levels of the Company’s peer’s common stock as the Company’s stock has limited trading activity.  Expected dividend yield was based on historical dividend rates. Significant assumptions include:

	2010	2009	2008

Risk-free interest rate	n/a	0.06%	n/a
Expected option life	n/a	21 days	n/a
Expected volatility	n/a	57.70%	n/a
Expected dividends	n/a	1.65%	n/a

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Employee Benefit Plans (Continued)

Other pertinent information related to the options outstanding at December 31, 2010 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$25.67	3,100	5 Months	3,100
29.33	13,615	24 Months	13,615
33.67	3,000	36 Months	3,000
34.50	2,940	40 Months	2,940
36.25	720	45 Months	720
52.00	4,580	77 Months	-
	27,955		23,375

As of December 31, 2010, the outstanding options have a weighted-average exercise price of $33.83 per share and a weighted average remaining contractual term of 2.84 years.  The intrinsic value of all options outstanding was $946,000 as of December 31, 2010.

As of December 31, 2010, there was $21,000 in unrecognized compensation cost for stock options granted under the plan.  This cost is expected to be recognized over a weighted-average period of 1.33 years.

As of December 31, 2010, the vested options totaled 23,375 shares with a weighted-average exercise price of $30.27 per share and a weighted-average remaining contractual term of 2.15 years.  The intrinsic value for the vested options was $707,000. There were no shares that vested in 2010.  There were 20,000 shares with a fair value of $1,060,000 that vested in 2009.  The fair value of the 3,000 options vested during 2008 was $101,000.

As of December 31, 2010, 93,900 shares were available for stock options and awards.  The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 831 shares of common stock in 2010, 2,071 in 2009 and 4,388 in 2008 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2010, 2009 and 2008 was $170,000, $187,000 and $179,000, respectively.

Note 9.   Income Taxes

Income taxes for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:
	2010	2009	2008
	(Amounts In Thousands)

Current:
Federal	$7,694	$4,480	$7,242
State	1,663	1,011	1,402
Deferred:
Federal	(86)	(237)	(2,684)
State	(13)	(36)	(404)
	$9,258	$5,218	$5,556

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Income Taxes (Continued)

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$11,180	$11,154
Deferred compensation	2,029	1,940
Accrued expenses	723	687
State net operating loss	442	396
Gross deferred tax assets	14,374	14,177
Valuation allowance	(442)	(396)
Deferred tax asset, net of valuation allowance	13,932	13,781
Deferred income tax liabilities:
Property and equipment	1,229	1,375
Unrealized gains on investment securities	1,722	2,601
Goodwill	575	511
Other	536	402
Gross deferred tax liabilities	4,062	4,889
Net deferred income tax assets	$9,870	$8,892

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2011 and 2026.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2010 and 2009, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized.  The increase in net operating loss carry-forward in 2010 compared to 2009 reflects the additional Iowa income tax net operating loss generated during 2010 less any expiring carry-forward.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The valuation allowance increased by $46,000 and $38,000 for the years ended December 31, 2010 and 2009, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Income Taxes (Continued)

The net change in the deferred income taxes for the years ended December 31, 2010, 2009 and 2008 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2010	2009	2008
	(Amounts In Thousands)

Consolidated statements of income	$99	$273	$3,088
Consolidated statements of stockholders' equity	879	(340)	(1,860)
	$978	$(67)	$1,228

Income tax expense for the years ended December 31, 2010, 2009 and 2008 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2010		2009		2008
		% Of		% Of		% Of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Amounts In Thousands)

Expected tax expense	$11,401	35.0%	$7,421	35.0%	$6,893	35.0%
Tax-exempt interest	(1,319)	(4.1)	(1,312)	(6.2)	(1,300)	(6.6)
Interest expense
limitation	119	0.4	150	0.7	180	0.9
State income taxes,
net of federal income tax benefit	1,073	3.3	634	3.0	649	3.3
Income tax credits	(1,909)	(5.9)	(1,637)	(7.7)	(711)	(3.6)
Other	(107)	(0.3)	(38)	(0.2)	(155)	(0.8)
	$9,258	28.4%	$5,218	24.6%	$5,556	28.2%

Federal income tax expense for the years ended December 31, 2010, 2009 and 2008 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  On January 1, 2007, the Company adopted ASC 740.  The evaluation was performed for those tax years which remain open to audit.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2010 and 2009, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2010, 2009 and 2008, remain open for examination.  As a result of the implementation of ASC 740, the Company did not recognize any increase or decrease for unrecognized tax benefits.  There were no material unrecognized tax benefits at December 31, 2010 and December 31, 2009.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2010, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2011.

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2010 and 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual amounts and capital ratios as of December 31, 2010 and 2009, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2010:
Company:
Total risk-based capital	$204,914	13.59%	8.00%	10.00%
Tier 1 risk-based capital	185,932	12.33	4.00	6.00
Leverage ratio	185,932	9.70	4.00	5.00
Bank:
Total risk-based capital	204,038	13.54	8.00	10.00
Tier 1 risk-based capital	185,076	12.28	4.00	6.00
Leverage ratio	185,076	9.66	4.00	5.00

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions  (Continued)

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2009:
Company:
Total risk-based capital	$186,095	12.94%	8.00%	10.00%
Tier 1 risk-based capital	167,976	11.68	4.00	6.00
Leverage ratio	167,976	9.20	4.00	5.00
Bank:
Total risk-based capital	184,992	12.87	8.00	10.00
Tier 1 risk-based capital	166,890	11.61	4.00	6.00
Leverage ratio	166,890	9.14	4.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8%, retained earnings of $49,864,000 as of December 31, 2010 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $4,400,000 and $3,966,000 as of December 31, 2010 and 2009, respectively.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.   Related Party Transactions (continued)

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(Amounts In Thousands)

Balance, beginning	$30,852	$41,210
Net decrease due to change in related parties	-	(5,174)
Advances	61,245	64,637
Collections	(57,864)	(69,821)
Balance, ending	$34,233	$30,852

Deposits from these related parties totaled $7,385,000 and $6,740,000 as of December 31, 2010 and 2009, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Note 12.   Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Amounts In Thousands)

Cash and due from banks	$62,978	$62,978	$24,095	$24,095
Investment securities	216,603	216,603	214,098	214,098
Loans	1,571,820	1,578,072	1,511,957	1,515,351
Accrued interest receivable	8,686	8,686	9,677	9,677
Deposits	1,480,741	1,483,116	1,347,427	1,350,881
Federal funds purchased and securities sold under agreements to repurchase	46,928	46,928	68,534	68,534
Borrowings from Federal Home Loan Bank	195,000	210,093	225,000	242,562
Accrued interest payable	1,996	1,996	2,341	2,341

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$281,864	$-	$289,927	$-
Letters of credit	11,936	-	9,724	-

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2010 and 2009
(Amounts In Thousands)

ASSETS	2010	2009

Cash at subsidiary bank	$757	$1,013
Investment in subsidiary bank	190,358	173,590
Other assets	1,611	1,366
Total assets	$192,726	$175,969

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$1,512	$1,294
Redeemable common stock held by ESOP	24,945	22,900
Stockholders' equity:
Capital stock	14,875	14,582
Retained earnings	185,412	166,120
Accumulated other comprehensive income	2,781	4,200
Treasury stock at cost	(11,854)	(10,227)
	191,214	174,675
Less maximum cash obligation related to ESOP shares	24,945	22,900
Total stockholders' equity	166,269	151,775
Total liabilities and stockholders' equity	$192,726	$175,969

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2010, 2009 and 2008
(Amounts In Thousands)

	2010	2009	2008

Dividends received from subsidiary	$5,375	$6,042	$7,042
Other expenses	(377)	(234)	(255)
Income before income tax benefit and equity in undistributed income of subsidiary	4,998	5,808	6,787
Income tax benefit	132	82	89
	5,130	5,890	6,876
Equity in undistributed income of subsidiary	18,186	10,095	7,264
Net income	$23,316	$15,985	$14,140

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.    Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008
(Amounts In Thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$23,316	$15,985	$14,140
Noncash items included in net income:
Equity in undistributed income of subsidiary	(18,186)	(10,095)	(7,264)
Share-based compensation	15	62	21
Compensation expensed through issuance of common stock	46	111	234
Excess tax benefits related to share-based compensation	(113)	(44)	(127)
Forfeiture of common stock	(32)	(41)	(51)
Increase in other assets	(133)	(72)	(92)
Increase in liabilities	218	65	158
Net cash provided by operating activities	5,131	5,971	7,019

Cash flows from financing activities:
Stock options exercised	151	959	293
Excess tax benefits related to share-based compensation	113	44	127
Purchase of treasury stock	(1,627)	(2,132)	(3,398)
Dividends paid	(4,024)	(4,041)	(4,086)
Net cash used in financing activities	(5,387)	(5,170)	(7,064)
(Decrease) increase in cash	(256)	801	(45)
Cash balance:
Beginning of year	1,013	212	257
Ending of year	$757	$1,013	$212

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.   Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $46,007,000.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2010 and 2009 is as follows:

	2010	2009
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$35,932	$37,705
Credit cards	42,369	43,658
Commercial, real estate and home construction	65,035	78,783
Commercial lines and real estate purchase loans	138,528	129,781
Outstanding letters of credit	11,936	9,724

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2010 and 2009, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2010 for all non-cancelable leases relating to Bank premises were as follows:
Year ending December 31:	(Amounts In Thousands)
2011	316
2012	266
2013	257
2014	174
2015	112
Thereafter	335
$1,460

Rent expense was $283,000, $308,000 and $186,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2010
Interest income	$23,500	$23,897	$23,911	$23,679	$94,987
Interest expense	7,304	7,007	6,725	6,803	27,839
Net interest income	$16,196	$16,890	$17,186	$16,876	$67,148
Provision for loan losses	2,065	853	2,870	3,137	8,925
Other income	4,968	4,588	5,085	5,458	20,099
Other expense	11,556	11,093	10,928	12,171	45,748
Income before income taxes	$7,543	$9,532	$8,473	$7,026	32,574
Income taxes	2,158	2,811	2,440	1,849	9,258
Net income	$5,385	$6,721	$6,033	$5,177	$23,316

Basic earnings per share	$1.22	$1.52	$1.37	$1.18	$5.29
Diluted earnings per share	1.21	1.52	1.37	1.18	5.28

2009
Interest income	$23,868	$24,075	$24,040	$24,212	$96,195
Interest expense	9,958	9,746	9,069	8,368	37,141
Net interest income	$13,910	$14,329	$14,971	$15,844	$59,054
Provision for loan losses	2,436	3,481	2,357	3,673	11,947
Other income	4,726	5,049	4,681	4,453	18,909
Other expense	10,844	11,859	11,126	10,984	44,813
Income before income taxes	$5,356	$4,038	$6,169	$5,640	21,203
Income taxes	1,367	1,108	1,436	1,307	5,218
Net income	$3,989	$2,930	$4,733	$4,333	$15,985

Basic earnings per share	$0.90	$0.66	$1.07	$0.98	$3.61
Diluted earnings per share	0.90	0.66	1.06	0.98	3.60

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2010.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

Item 9B.  Other Information

    Not applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 18, 2011 for the Annual Meeting of Stockholders on April 18, 2011.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

James G. Pratt
Treasurer
Hills Bancorporation
131 Main Street
Hills, Iowa  52235

Item 11.   Executive Compensation

The information required by Item 11 of Part III is presented under the item entitled “Executive Compensation and Benefits” in the Company’s Definitive Proxy Statement dated March 18, 2011 for the Annual Meeting of Stockholders on April 18, 2011.  Such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement dated March 18, 2011 for the Annual Meeting of Stockholders on April 18, 2011.  Such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the item entitled “Loans to and Certain Other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 18, 2011 for the Annual Meeting of Stockholders on April 18, 2011.  Such information is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 18, 2011 for the Annual Meeting of Shareholders on April 18, 2011, under the heading “Independent Registered Public Accounting Firm – Audit and Other Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.   Exhibits, Consolidated Financial Statement Schedules
(a)	1.	Financial Statements	Form 10-K Reference

		Independent registered public accounting firm's report on the financial statements	69
		Consolidated balance sheets as of December 31, 2010 and 2009	70
		Consolidated statements of income for the years ended December 31, 2010, 2009, and 2008	71
		Consolidated statements of comprehensive income for the years ended
		December 31, 2010, 2009 and 2008	72
		Consolidated statements of stockholders' equity for the years ended
		December 31, 2010, 2009 and 2008	73
		Consolidated statements of cash flows for the years ended December 31, 2010,
		2009 and 2008	74
		Notes to consolidated financial statements	76

	2.	Financial Statements Schedules

		All schedules are omitted because they are not applicable or not required, or because the
		required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

	3.1	Articles of Incorporation filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993
		are incorporated by reference.

	3.2	By-Laws filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated
		by reference.

	10.1	Material Contract (Employee Stock Ownership Plan) filed as Exhibit 10(a) in Form 10-K for the year
		ended December 31, 1993 is incorporated by reference.

	10.2	Material Contract (1993 Stock Incentive Plan) filed as Exhibit 10(b) in Form 10-K for the year ended
		December 31, 1993 is incorporated by reference.

	10.3	Material Contract (1995 Deferred Compensation Plans) filed as Exhibit 10(c) in Form 10-K for the
		year ended December 31, 1995 is incorporated by reference.

	10.4	Material Contract (2000 Stock Option and Incentive Plan) filed as Exhibit A to the Hills
		Bancorporation Proxy Statement dated March 23, 2001 is incorporated by reference.

	11	Statement Regarding Computation of Basic and Diluted Earnings Per Share on Page 116.

	21	Subsidiary of the Registrant is Attached on Page 117.

	23	Consent of Independent Registered Public Accounting Firm is Attached on Page 118.
		KPMG LLP

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 119 - 120.

	32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 121.

(b)		Reports on Form 8-K:

		The Registrant filed no reports on Form 8-K for the three months ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date: March 10, 2011	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: March 10, 2011	By: /s/James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date: March 10, 2011	By: /s/Willis M. Bywater
Willis M. Bywater, Director

Date: March 10, 2011	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date: March 10, 2011	By: /s/Thomas J. Gill
Thomas J. Gill, Director

Date: March 10, 2011	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date: March 10, 2011	By: /s/James A. Nowak
James A. Nowak, Director

Date: March 10, 2011	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date: March 10, 2011	By: /s/John W. Phelan
John W. Phelan, Director

Date: March 10, 2011	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date: March 10, 2011	By: /s/Ronald E. Stutsman
Ronald E. Stutsman, Director

Date: March 10, 2011	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2010

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2010 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share	116

21	Subsidiary of the Registrant	117

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP	118

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	119 - 120

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	121