Form 10-Q
period 2011-03-31
HILLS BANCORPORATION
filed 2011-05-06
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
☑Yes  ☐ No

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

☐Yes  ☑No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At April 30, 2011

Common Stock, no par value	4,395,489

HILLS BANCORPORATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Shares)

ASSETS	March 31, 2011 (Unaudited)	December 31, 2010

Cash and cash equivalents	$116,366	$62,978
Investment securities available for sale at fair value (amortized cost March 31, 2011 $209,231; December 31, 2010 $200,995)	214,336	205,498
Stock of Federal Home Loan Bank	10,640	11,105
Loans held for sale	1,344	10,390
Loans, net of allowance for loan losses (March 31, 2011 $29,820; December 31, 2010 $29,230)	1,575,810	1,561,430
Property and equipment, net	26,915	26,806
Tax credit real estate	20,639	20,960
Accrued interest receivable	9,466	8,686
Deferred income taxes, net	9,878	9,870
Other real estate	2,427	2,233
Goodwill	2,500	2,500
Prepaid FDIC insurance	4,435	5,038
Other assets	3,852	3,789
	$1,998,608	$1,931,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$191,456	$198,791
Interest-bearing deposits	1,359,194	1,281,950
Total deposits	$1,550,650	$1,480,741
Short-term borrowings	48,487	46,928
Federal Home Loan Bank borrowings	185,000	195,000
Accrued interest payable	1,858	1,996
Other liabilities	19,408	15,404
	$1,805,403	$1,740,069

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$26,011	$24,945

STOCKHOLDERS' EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued March 31, 2011 4,625,439 shares; December 31, 2010 4,624,519 shares	$-	$-
Paid in capital	14,918	14,875
Retained earnings	187,191	185,412
Accumulated other comprehensive income	3,152	2,781
Treasury stock at cost (March 31, 2011 229,528 shares; December 31, 2010 226,182 shares)	(12,056)	(11,854)
	$193,205	$191,214
Less maximum cash obligation related to ESOP shares	26,011	24,945
	$167,194	$166,269
	$1,998,608	$1,931,283

See Notes to Consolidated Financial Statements

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$21,365	$21,799
Investment securities:
Taxable	765	875
Nontaxable	859	824
Federal funds sold	32	2
Total interest income	$23,021	$23,500
Interest expense:
Deposits	$4,308	$5,098
Short-term borrowings	95	143
FHLB borrowings	1,981	2,063
Total interest expense	$6,384	$7,304
Net interest income	$16,637	$16,196
Provision for loan losses	1,465	2,065
Net interest income after provision for loan losses	$15,172	$14,131
Other income:
Net gain on sale of loans	$482	$545
Trust fees	1,089	960
Service charges and fees	1,811	1,922
Rental revenue on tax credit real estate	283	462
Other noninterest income	669	1,079
	$4,334	$4,968
Other expenses:
Salaries and employee benefits	$5,550	$5,442
Occupancy	831	761
Furniture and equipment	965	1,015
Office supplies and postage	337	345
Advertising and business development	329	357
Outside services	1,726	1,892
Rental expenses on tax credit real estate	234	512
FDIC insurance assessment	700	774
Net (gain) loss on sale of other real estate owned and other repossessed assets	(1)	141
Other noninterest expense	254	317
	$10,925	$11,556
Income before income taxes	$8,581	$7,543
Income taxes	2,403	2,158
Net income	$6,178	$5,385

Earnings per share:
Basic	$1.40	$1.22
Diluted	1.40	1.21

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2011	2010

Net income	$6,178	$5,385

Other comprehensive income:
Unrealized holding gains (losses) arising during the period	$602	$(658)
Income tax effect of unrealized (gains) losses	(231)	251
	$371	$(407)

Comprehensive income	$6,549	$4,978

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Maximum Cash Obligation Related to ESOP Shares	Treasury Stock	Total

Balance, December 31, 2009	$14,582	$166,120	$4,200	$(22,900)	$(10,227)	$151,775
Issuance of 302 shares of common stock	16	-	-	-	-	16
Forfeiture of 250 shares of common stock	(11)	-	-	-	-	(11)
Share-based compensation	4	-	-	-	-	4
Change related to ESOP shares	-	-	-	(400)	-	(400)
Net income	-	5,385	-	-	-	5,385
Cash dividends ($.91 per share)	-	(4,024)	-	-	-	(4,024)
Purchase of 5,643 shares of common stock	-	-	-	-	(300)	(300)
Other comprehensive loss	-	-	(407)	-	-	(407)
Balance, March 31, 2010	$14,591	$167,481	$3,793	$(23,300)	$(10,527)	$152,038

Balance, December 31, 2010	$14,875	$185,412	$2,781	$(24,945)	$(11,854)	$166,269
Issuance of 1,071 shares of common stock	33	-	-	-	-	33
Forfeiture of 151 shares of common stock	(8)	-	-	-	-	(8)
Share-based compensation	4	-	-	-	-	4
Income tax benefit related to share- based compensation	14	-	-	-	-	14
Change related to ESOP shares	-	-	-	(1,066)	-	(1,066)
Net income	-	6,178	-	-	-	6,178
Cash dividends ($1.00 per share)	-	(4,399)	-	-	-	(4,399)
Purchase of 3,346 shares of common stock	-	-	-	-	(202)	(202)
Other comprehensive income	-	-	371	-	-	371
Balance, March 31, 2011	$14,918	$187,191	$3,152	$(26,011)	$(12,056)	$167,194

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$6,178	$5,385
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	621	626
Provision for loan losses	1,465	2,065
Share-based compensation	4	4
Forfeiture of common stock	(8)	(11)
Compensation expensed through issuance of common stock	33	16
Excess tax benefits related to share-based compensation	14	-
Provision for deferred income taxes	(239)	(305)
Net (gain) loss on sale of other real estate owned and other repossessed assets	(1)	141
Increase in accrued interest receivable	(780)	(220)
Amortization of discount on investment securities, net	230	209
Decrease in prepaid FDIC insurance	603	468
(Increase) decrease in other assets	(77)	389
Increase in accrued interest payable and other liabilities	3,866	3,846
Loans originated for sale	(27,964)	(38,853)
Proceeds on sales of loans	37,492	43,513
Net gain on sales of loans	(482)	(545)
Net cash and cash equivalents provided by operating activities	$20,955	$16,728

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$9,840	$14,378
Purchases of investment securities available for sale	(17,841)	(10,783)
Loans made to customers, net of collections	(16,454)	(4,962)
Proceeds on sale of other real estate owned and other repossessed assets	416	349
Purchases of property and equipment	(730)	(991)
Investment in tax credit real estate, net	321	674
Net cash and cash equivalents used in investing activities	$(24,448)	$(1,335)

Cash Flows from Financing Activities
Net increase in deposits	$69,909	$110,462
Net increase (decrease) in short-term borrowings	1,559	(35,192)
Borrowings from FHLB	-	10,000
Payments on FHLB borrowings	(10,000)	(40,000)
Excess tax benefits related to share-based compensation	14	-
Purchase of treasury stock	(202)	(300)
Dividends paid	(4,399)	(4,024)
Net cash and cash equivalents provided by financing activities	$56,881	$40,946

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2011	2010

Increase in cash and cash equivalents	$53,388	$56,339

Cash and cash equivalents:
Beginning of year	62,978	24,095
End of period	$116,366	$80,434

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$4,446	$5,210
Interest paid on other obligations	2,076	2,205
Income taxes paid	578	-

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$1,066	$400
Transfers to other real estate owned	609	1,033

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

Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2010 filed with the Securities Exchange Commission on March 10, 2011.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended March 31,
	2011	2010

Common shares outstanding at the beginning of the period	4,398,337	4,422,274
Weighted average number of net shares redeemed	(819)	(2,864)
Weighted average shares outstanding (basic)	4,397,518	4,419,410
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	11,345	12,930
Weighted average number of shares	4,408,863	4,432,340
Net income (In Thousands)	$6,178	$5,385

Earnings per share:
Basic	$1.40	$1.22
Diluted	$1.40	$1.21

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncements and Recent Legislative Developments

Recent Accounting Pronouncements

On April 5, 2011, the FASB issued ASU No. 2011-02 (“ASU”), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring (“TDR”).  The ASU provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty.  The ASU also ends the deferral of activity based disclosures about TDRs and public entities will be required to disclose activity based information beginning in the period the ASU is adopted.  For the Company, this ASU is effective for interim and annual reporting periods beginning on or after June 15, 2011.  The Company is currently evaluating the impact the recently issued guidance will have to the consolidated financial statements.

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

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans

The composition of loans is as follows:

	March 31, 2011	December 31, 2010
	(Amounts In Thousands)

Agricultural	$63,173	$65,004
Commercial and financial	141,213	141,619
Real estate:
Construction, 1 to 4 family residential	22,587	25,232
Construction, land development and commercial	89,899	86,552
Mortgage, farmland	94,045	90,448
Mortgage, 1 to 4 family first liens	530,275	519,533
Mortgage, 1 to 4 family junior liens	107,820	109,036
Mortgage, multi-family	205,569	202,630
Mortgage, commercial	300,520	302,020
Loans to individuals	21,891	23,627
Tax exempt	28,638	24,959
	$1,605,630	$1,590,660
Less allowance for loan losses	29,820	29,230
	$1,575,810	$1,561,430

Changes in the allowance for loan losses and the allowance for loan losses balance applicable to impaired loans and the related loan balance of impaired loans for the three months ended March 31, 2011 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
March 31, 2011
Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	-	(740)	(20)	-	(629)	(50)	(62)	(1,501)
Recoveries	22	259	1	-	240	51	53	626
Provision	(433)	511	33	(13)	1,277	85	5	1,465

Ending balance	$1,759	$6,772	$4,408	$1,469	$8,840	$5,743	$829	$29,820

Ending balance, individually evaluated for impairment	-	69	17	2	89	60	-	237

Ending balance, collectively evaluated for impairment	1,759	6,703	4,391	1,467	8,751	5,683	829	29,583

Loans:

Ending balance	63,173	141,213	112,486	94,045	638,095	506,089	50,529	1,605,630

Ending balance, individually evaluated for impairment	-	3,566	1,936	227	4,273	16,785	9	26,796

Ending balance, collectively evaluated for impairment	63,173	137,647	110,550	93,818	633,822	489,304	50,520	1,578,834

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

Changes in the allowance for loan losses for the three months ended March 31, 2010 (amount in thousands) is as follows:

Balance, beginning	$29,160
Charge-offs:
Agricultural	8
Commercial and financial	884
Real estate:
Construction and land development	156
Mortgage, farmland	13
Mortgage, 1 to 4 family	418
Mortgage, multi-family and commercial	188
Other	81
$1,748

Recoveries:
Agricultural	2
Commercial and financial	151
Real estate:
Construction and land development	1
Mortgage, farmland	-
Mortgage, 1 to 4 family	84
Mortgage, multi-family and commercial	31
Other	94
$363
Net charge-offs	1,385
Provision charged to expense	2,065
Balance, ending	$29,840

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

The following table presents the credit quality indicators by type of loans in each category as of March 31, 2011 and December 31, 2010, respectively:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
March 31, 2011
Grade:
Pass	$51,344	$110,921	$17,671	$68,489
Potential Watch	950	4,050	-	3,634
Watch	6,273	14,164	3,890	6,614
Substandard	4,606	12,078	1,026	11,162
Total	$63,173	$141,213	$22,587	$89,899

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
March 31, 2011
Grade:
Pass	$83,102	$471,402	$96,624	$170,620
Potential Watch	3,258	12,809	2,873	8,746
Watch	2,969	22,107	4,293	13,560
Substandard	4,716	23,957	4,030	12,643
Total	$94,045	$530,275	$107,820	$205,569

	Real Estate: Mortgage, commercial	Loans to individuals	Tax exempt	Total
March 31, 2011
Grade:
Pass	$249,925	$20,981	$28,566	$1,369,645
Potential Watch	8,574	291	-	45,185
Watch	33,314	305	72	107,561
Substandard	8,707	314	-	83,239
Total	$300,520	$21,891	$28,638	$1,605,630

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
December 31, 2010
Grade:
Pass	$53,240	$109,345	$20,448	$65,494
Potential Watch	465	2,818	-	3,620
Watch	5,325	16,411	3,967	6,621
Substandard	5,974	13,045	817	10,817
Total	$65,004	$141,619	$25,232	$86,552

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
December 31, 2010
Grade:
Pass	$80,860	$459,651	$97,831	$167,254
Potential Watch	3,453	12,658	3,071	8,808
Watch	2,317	21,330	4,244	14,614
Substandard	3,818	25,894	3,890	11,954
Total	$90,448	$519,533	$109,036	$202,630

	Real Estate: Mortgage, commercial	Loans to individuals	Tax Exempt	Total
December 31, 2010
Grade:
Pass	$248,805	$22,669	$24,887	$1,350,484
Potential Watch	8,893	261	-	44,047
Watch	36,002	404	72	111,307
Substandard	8,320	293	-	84,822
Total	$302,020	$23,627	$24,959	$1,590,660

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

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

Substandard – Substandard loans are not adequately supported by the paying capacity of the borrower and may be inadequately collateralized.  These loans have a well defined weakness or weaknesses.  For these loans, it is more probable than not that the Company could sustain some loss if the deficiency(ies) is not corrected.

Past due loans as of March 31, 2011 and December 31, 2010 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Accruing loans past due 90 days
	(Amounts In Thousands)

March 31, 2011:
Agriculture	$70	$-	$-	$70	$63,103	$63,173	$-
Commercial and financial	1,262	801	1,247	3,310	137,903	141,213	853
Real estate:
Construction, 1 to 4 family residential	535	-	349	884	21,703	22,587	-
Construction, land development
and commercial	1,373	264	1,502	3,139	86,760	89,899	144
Mortgage, farmland	208	-	83	291	93,754	94,045	83
Mortgage, 1 to 4 family first liens	4,750	732	2,770	8,252	522,023	530,275	2,087
Mortgage, 1 to 4 family junior liens	542	51	550	1,143	106,677	107,820	248
Mortgage, multi-family	374	-	1,984	2,358	203,211	205,569	147
Mortgage, commercial	1,780	252	257	2,289	298,231	300,520	208
Loans to individuals	56	24	-	80	21,811	21,891	9
Tax exempt	1,333	-	-	1,333	27,305	28,638	-
	$12,283	$2,124	$8,742	$23,149	$1,582,481	$1,605,630	$3,779

December 31, 2010:
Agriculture	$77	$20	$104	$201	$64,803	$65,004	$104
Commercial and financial	643	141	1,464	2,248	139,371	141,619	1,045
Real estate:
Construction, 1 to 4 family residential	944	-	271	1,215	24,017	25,232	271
Construction, land development
and commercial	5,140	60	1,605	6,805	79,747	86,552	145
Mortgage, farmland	391	-	-	391	90,057	90,448	-
Mortgage, 1 to 4 family first liens	5,620	2,134	4,470	12,224	507,309	519,533	3,053
Mortgage, 1 to 4 family junior liens	843	199	509	1,551	107,485	109,036	483
Mortgage, multi-family	-	-	1,837	1,837	200,793	202,630	-
Mortgage, commercial	1,110	366	230	1,706	300,314	302,020	229
Loans to individuals	38	5	15	58	23,569	23,627	15
Tax exempt	19	-	-	19	24,940	24,959	-
	$14,825	$2,925	$10,505	$28,255	$1,562,405	$1,590,660	$5,345

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

The following table summarizes the Company’s impaired loans and non-performing assets at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Amounts in thousands)

Non-accrual loans	$8,464	$8,246
Accruing loans past due 90 days or more	3,779	5,345
Restructured loans (1)	14,553	17,957
Total impaired loans	26,796	31,548
Other real estate	2,427	2,233
Non-performing assets (includes impaired loans and other real estate)	29,223	33,781
Loans held for investment	1,605,630	1,590,660
Ratio of allowance for loan losses to loans held for investment	1.86%	1.84%
Ratio of allowance for loan losses to impaired loans	111.29	92.65
Ratio of impaired loans to total loans held for investment	1.67	1.98
Ratio of non-performing assets to total assets	1.46	1.75

(1) Total restructured loans were $18.9 million and $22.4 million as of March 31, 2011 and December 31, 2010, respectively. Included in the total restructured loans were $4.4 million of non-accrual loans as of March 31, 2011 and Decemeber 31, 2010.

Certain impaired loan information by loan type at March 31, 2011 and December 31, 2010, was as follows:

	March 31, 2011			December 31, 2010
	Non-accrual loans	Accruing loans past due 90 days	Restructured loans (1)	Non-accrual loans	Accruing loans past due 90 days	Restructured loans (1)
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	$-	$-	$-	$-	$104	$-
Commercial and financial	2,622	853	90	2,647	1,045	-
Real estate:
Construction, 1 to 4 family residential	271	-	-	-	271	-
Construction, land development and
commercial	1,521	144	-	1,546	145	2,118
Mortgage, farmland	144	83	-	147	-	-
Mortgage, 1 to 4 family first liens	1,759	2,087	180	1,783	3,053	779
Mortgage, 1 to 4 family junior liens	-	248	-	26	483	963
Mortgage, multi-family	1,837	147	2,924	1,837	-	2,938
Mortgage, commercial	310	208	11,359	260	229	11,159
Loans to individuals	-	9	-	-	15	-
	$8,464	$3,779	$14,553	$8,246	$5,345	$17,957

(1) Total restructured loans were $18.9 million and $22.4 million as of March 31, 2011 and December 31, 2010, respectively. Included in the total restructured loans were $4.4 million of non-accrual loans as of March 31, 2011 and Decemeber 31, 2010.

Loans 90 days or more past due that are still accruing interest decreased $1.6 million from December 31, 2010 to March 31, 2011. The average past due loan balance was $73,000 as of March 31, 2011 and December 31, 2010.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized and the Bank expects to collect all principal and interest as contractually due under these loans.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

Information regarding impaired loans as of and for the three months ended March 31, 2011 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2011
With no related allowance recorded:
Agriculture	$-	$-	$-	$-	$-
Commercial and financial	2,713	3,920	-	2,734	1
Real estate:
Construction, 1 to 4 family residential	271	346	-	271	-
Construction, land development and commercial	1,521	1,930	-	1,522	-
Mortgage, farmland	144	161	-	147	-
Mortgage, 1 to 4 family first liens	1,716	2,053	-	1,812	3
Mortgage, 1 to 4 family junior liens	26	250	-	26	-
Mortgage, multi-family	1,837	1,883	-	1,837	-
Mortgage, commercial	528	2,485	-	531	7
Loans to individuals	-	-	-	-	-
	$8,756	$13,028	$-	$8,880	$11
With an allowance recorded:
Agriculture	$-	$-	$-	$-	$-
Commercial and financial	853	886	69	943	14
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	144	144	17	144	2
Mortgage, farmland	83	83	2	83	1
Mortgage, 1 to 4 family first liens	2,006	2,423	71	2,054	24
Mortgage, 1 to 4 family junior liens	525	547	18	524	8
Mortgage, multi-family	3,071	3,071	11	3,078	40
Mortgage, commercial	11,349	11,739	49	11,382	163
Loans to individuals	9	9	-	9	-
	$18,040	$18,902	$237	$18,217	$252
Total:
Agriculture	$-	$-	$-	$-	$-
Commercial and financial	3,566	4,806	69	3,677	15
Real estate:
Construction, 1 to 4 family residential	271	346	-	271	-
Construction, land development and commercial	1,665	2,074	17	1,666	2
Mortgage, farmland	227	244	2	230	1
Mortgage, 1 to 4 family first liens	3,722	4,476	71	3,866	27
Mortgage, 1 to 4 family junior liens	551	797	18	550	8
Mortgage, multi-family	4,908	4,954	11	4,915	40
Mortgage, commercial	11,877	14,224	49	11,913	170
Loans to individuals	9	9	-	9	-
	$26,796	$31,930	$237	$27,097	$263

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

Information regarding impaired loans as of December 31, 2010 is as follows:
	Recorded Investment	Unpaid Principal Balance	Related Allowance

December 31, 2010
With no related allowance recorded:
Agriculture	$-	$-	$-
Commercial and financial	2,301	3,234	-
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	2,118	2,118	-
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	181	190	-
Mortgage, 1 to 4 family junior liens	-	224	-
Mortgage, multi-family	1,837	1,883	-
Mortgage, commercial	485	2,419	-
Loans to individuals	-	-	-
	$6,922	$10,068	$-
With an allowance recorded:
Agriculture	$104	$104	$21
Commercial and financial	1,391	1,573	172
Real estate:
Construction, 1 to 4 family residential	270	346	54
Construction, land development and commercial	1,691	2,174	319
Mortgage, farmland	147	161	32
Mortgage, 1 to 4 family first liens	5,435	6,274	136
Mortgage, 1 to 4 family junior liens	1,472	1,482	34
Mortgage, multi-family	2,938	2,938	2
Mortgage, commercial	11,163	11,243	39
Loans to individuals	15	47	1
	$24,626	$26,342	$810
Total:
Agriculture	$104	$104	$21
Commercial and financial	3,692	4,807	172
Real estate:
Construction, 1 to 4 family residential	270	346	54
Construction, land development and commercial	3,809	4,292	319
Mortgage, farmland	147	161	32
Mortgage, 1 to 4 family first liens	5,616	6,464	136
Mortgage, 1 to 4 family junior liens	1,472	1,706	34
Mortgage, multi-family	4,775	4,821	2
Mortgage, commercial	11,648	13,662	39
Loans to individuals	15	47	1
	$31,548	$36,410	$810

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

Impaired loans decreased by $4.8 million from December 31, 2010 to March 31, 2011.  Impaired loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and restructured loans. Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.67% of loans held for investment as of March 31, 2011 and 1.98% as of December 31, 2010. The decrease in impaired loans is due mainly to two customer relationship totaling $3.7 million no longer classified as restructured loans.  The customers were removed from the classification as the loans were returned to a market rate of interest, all payments have been made as agreed according to the modified loan terms and they are no longer experiencing financial difficulties.

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

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company recognizes a charge off related to an impaired loan if there is a collateral shortfall or it is unlikely the borrower can make all principal and interest payments as contractually due.

For loans that are collateral dependent, losses are evaluated based on the portion of a loan that exceeds the fair market value of the collateral that can be identified as uncollectible.  In general, this is the amount that the carrying value of the loan exceeds the related appraised value.  Generally, it is the Company’s policy not to rely on appraisals that are older than one year prior to the date the impairment is being measured.  The most recent appraisal values may be adjusted if, in the Company’s judgment, experience and other market data indicate that the property’s value, use, condition, exit market or other variable affecting its value may have changed since the appraisal was performed, consistent with the December 2006 joint interagency guidance on the allowance for loan losses.  The charge off or loss adjustment supported by an appraisal is considered the minimum charge off.  Any adjustments made to the appraised value are to provide an additional charge off or specific reserve based on the applicable facts and circumstances.  In instances where there is an estimated decline in value, a specific reserve may be provided or a charge off taken pending confirmation of the amount of the loss from an updated appraisal.  Upon receipt of the new appraisals, an additional specific reserve may be provided or charge off taken based on the appraised value of the collateral.  On average, appraisals are obtained within one month of order.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments under ASC 820, Financial Instruments, as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts In Thousands)

Cash and cash equivalents	$116,366	$116,366	$62,978	$62,978
Investment securities	224,976	224,976	216,603	216,603
Loans	1,577,154	1,581,185	1,571,820	1,578,072
Accrued interest receivable	9,466	9,466	8,686	8,686
Deposits	1,550,650	1,552,615	1,480,741	1,483,116
Short-term borrowings	48,487	48,487	46,928	46,928
Federal Home Loan Bank borrowings	185,000	199,544	195,000	210,093
Accrued interest payable	1,858	1,858	1,996	1,996

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$313,666	$-	$281,864	$-
Letters of credit	11,264	-	11,936	-

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

Level 2
Valuations for assets and liabilities traded in less active dealer or broker markets.  Level 2 includes securities issued by state and political subdivisions.  Valuations are obtained from third party pricing services for similar assets or liabilities.

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

The pricing for investment securities is obtained from an independent source.  The Company’s investment securities are low risk and are measured at fair value as either level 1 or level 2 assets.  There are no level 3 investment securities owned by the Company.  Due to these factors, the Company reviews prices provided by the independent source on a monthly basis for unusual fluctuations.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2011.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)
Investment securities available for sale	$97,381	$116,955	$-	$214,336
Total	$97,381	$116,955	$-	$214,336

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)
Investment securities available for sale	$97,836	$107,662	$-	$205,498
Total	$97,836	$107,662	$-	$205,498

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2011.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis in 2011 that were still held on the balance sheet at March 31, 2011, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at quarter end.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Fair Value Measurements (continued)

	March 31, 2011
	Level 1	Level 2	Level 3	Total	Quarter Ended March 31, 2011 Total Losses
	(Amounts in Thousands)
Loans (1)	$-	$13,621	$-	$13,621	$382
Foreclosed assets (2)	-	300	-	300	97
Total	$-	$13,921	$-	$13,921	$479

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

As of March 31, 2011, the $13.6 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types:  $6.0 million of 1 – 4 family residential loans, $3.9 million of commercial and industrial loans, $1.7 million of commercial mortgage loans, and $1.0 million of construction and land development loans.  The remaining $1.0 million was spread over the following categories of loans:  agricultural, real estate construction, mortgage – farmland, mortgage – multi-family, and loans to individuals.  The total $13.6 million of loans represents the carrying value of loans partially charged off as it was determined that the fair value of the loan collateral was less than the carrying value.  Of the total $13.6 million, $4.5 million was included in the nonaccrual loan total.  The remaining $9.1 million is accruing interest based on the fact loan payments have been made as contractually agreed.

Note 6.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  This authorization is set to expire on December 31, 2013.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors.  The Company has purchased 229,528 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2011.  Of these 229,528 shares, 3,346 shares were purchased during the quarter ended March 31, 2011, at an average price per share of $60.43.

Note 7.	Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$36,377	$35,932
Credit card participations	42,669	42,369
Commercial, real estate and home construction	67,521	65,035
Commercial lines and real estate purchase loans	167,099	138,528
Outstanding letters of credit	11,264	11,936

Note 8.	Income Taxes

Federal income tax expense for the three months ended March 31, 2011 and 2010 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2010, 2009 and 2008 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2010, 2009 and 2008, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2010 and March 31, 2011 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2011, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2012.

Income taxes as a percentage of income before taxes were 28.00% in 2011 and 28.61% in 2010.  The decrease in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance as of March 31, 2011 and December 31, 2010 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At March 31, 2011, the Bank has fourteen full-service locations and a trust and wealth management location.

Net income for the three month period ended March 31, 2011 was $6.18 million compared to $5.39 million for the same three months of 2010, an increase of 14.73%.  The $793,000 increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first three months of 2011 are an increase in net interest income of $441,000 and a decrease in the provision for loan losses of $600,000.  These changes were offset by an increase in income tax expense of $245,000.

The Company achieved a return on average assets of 1.27% and a return on average equity of 12.85% for the twelve months ended March 31, 2011, compared to the twelve months ended March 31, 2010 which were 0.95% and 10.15%, respectively.  Dividends of $1.00 per share were paid in January 2011 to 1,726 shareholders. The 2010 dividend was $0.91 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Bank achieved a net interest margin on a tax-equivalent basis of 3.82% in 2011 compared to 3.96% in 2010.  Average earning assets were $1.831 billion in 2011 and $1.712 billion in 2010.

Highlights noted on the balance sheet as of March 31, 2011 for the Company included the following:
•	Total assets were $1.999 billion, an increase of $67.33 million since December 31, 2010.
•	Net loans were $1.577 billion, an increase of $5.33 million since December 31, 2010.
•	Deposit growth of $69.91 million since December 31, 2010.
•	Federal Home Loan Bank borrowings decreased $10.0 million since December 31, 2010.

Reference is made to Note 5 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

The following table sets forth the composition of the loan portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$63,173	3.93%	$65,004	4.09%
Commercial and financial	141,213	8.79	141,619	8.90
Real estate:
Construction, 1 to 4 family residential	22,587	1.41	25,232	1.59
Construction, land development and commercial	89,899	5.60	86,552	5.44
Mortgage, farmland	94,045	5.86	90,448	5.69
Mortgage, 1 to 4 family first liens	530,275	33.03	519,533	32.66
Mortgage, 1 to 4 family junior liens	107,820	6.72	109,036	6.85
Mortgage, multi-family	205,569	12.80	202,630	12.74
Mortgage, commercial	300,520	18.72	302,020	18.99
Loans to individuals	21,891	1.36	23,627	1.48
Tax exempt	28,638	1.78	24,959	1.57
	$1,605,630	100.00%	$1,590,660	100.00%
Less allowance for loan losses	29,820		29,230
	$1,575,810		$1,561,430

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

The Bank may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or an extension of the maturity date.  Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. The Bank restructured loans with an aggregate principal amount totaling $0.3 million and $9.3 million during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  All of the loans are considered to be troubled debt restructurings as defined under FASB ASC 310-40.  The $0.3 million restructured during the three months ended March 31, 2011 related to one customer relationship consisting of three loans.  Of the $9.3 million restructured in 2010, $8.8 million related to one customer relationship and consisted of five loans.  The $8.8 million of loans were re-written into two notes using the “Policy Statement on Prudent Commercial Real Estate Loan Workouts” issued by the joint interagency regulators, including the Bank’s main regulator, the FDIC, in October 2009.  The first note was equal to 80% of the updated 2009 appraised value for the property with a maturity date of five years.  The interest rate for the first note is 5.95% and is considered a market interest rate by the Company.  The second note was for the remaining loan balance with a five year maturity and a below market interest rate of 4.0%.  At the time of the restructure, the second note was fully charged off which did not impact the allowance requirement as the Company had already factored this information into the December 31, 2009 allowance for loan loss calculation.  The restructure was completed as it allowed the debt that is recorded on the books to be supported by an updated appraisal.

There were no commitments to lend additional borrowings to restructured loan customers as of March 31, 2011.  The Bank had commitments to lend additional borrowings to restructured loan customers noted above as of December 31, 2010.  These commitments were in the normal course of business and allowed the borrowers to build pre-sold homes and commercial property and which increased their overall cash flow.  The additional borrowings were not used to facilitate payments on these loans.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Below is a summary of information for restructured loans:

	March 31, 2011

	Number of	Recorded	Commitments
	contracts	investment	outstanding
	(Amounts In Thousands)
Agriculture	-	$-	$-
Commercial and financial	3	2,391	-
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	-	-	-
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	2	180	-
Mortgage, 1 to 4 family junior liens	-	-	-
Mortgage, multi-family	3	4,761	-
Mortgage, commercial	5	11,614	-
Loans to individuals	-	-	-
	13	$18,946	$-

	December 31, 2010

	Number of	Recorded	Commitments
	contracts	investment	outstanding
	(Amounts In Thousands)
Agriculture	-	$-	$-
Commercial and financial	2	2,301	155
Real estate:
Construction, 1 to 4 family residential	-	-	1,106
Construction, land development and commercial	4	2,118	2,008
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	3	779	-
Mortgage, 1 to 4 family junior liens	2	963	-
Mortgage, multi-family	3	4,775	-
Mortgage, commercial	4	11,419	-
Loans to individuals	-	-	-
	18	$22,355	$3,269

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific impairment reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If the Company determines a loan amount or portion thereof, is uncollectible, the loan’s credit risk rating is immediately downgraded and the uncollectible amount is charged-off.  The Bank’s credit and legal departments undertake a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the loan to minimize actual losses.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$1,759	5.90%	3.93%	$2,170	7.42%	4.09%
Commercial and financial	6,772	22.71	8.79	6,742	23.07	8.90
Real estate:
Construction, 1 to 4 family residential	661	2.22	1.41	752	2.57	1.59
Construction, land development and commercial	3,747	12.57	5.60	3,642	12.46	5.44
Mortgage, farmland	1,469	4.92	5.86	1,482	5.07	5.69
Mortgage, 1 to 4 family first liens	6,546	21.95	33.03	5,782	19.78	32.66
Mortgage, 1 to 4 family junior liens	2,294	7.69	6.72	2,170	7.42	6.85
Mortgage, multi-family	1,742	5.84	12.80	1,486	5.09	12.74
Mortgage, commercial	4,001	13.42	18.72	4,171	14.27	18.99
Loans to individuals	473	1.59	1.36	525	1.80	1.48
Tax exempt	356	1.19	1.78	308	1.05	1.57
	$29,820	100.00%	100.00%	$29,230	100.00%	100.00%

The allowance for loan losses totaled $29,820,000 at March 31, 2011 compared to $29,230,000 at December 31, 2010.  The percentage of the allowance to outstanding loans was 1.86% and 1.84% at March 31, 2011 and December 31, 2010, respectively.  The percentage increase was due to loan growth and a decrease in the amount of “problem” or “watch” loans as a percentage of total loans outstanding.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and overall increases in loans outstanding.

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

Management has determined that the allowance for loan losses was appropriate at March 31, 2011, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

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

Investment securities available for sale held by the Company increased by $8.8 million from December 31, 2010 to March 31, 2011.  The fair value of securities available for sale was $5.1 million more than the amortized cost of such securities as of March 31, 2011.  At December 31, 2010, the fair value of the securities available for sale was $4.5 million more than the amortized cost of such securities.  The carrying values of investment securities at March 31, 2011 and December 31, 2010 are summarized in the following table (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Securities available for sale
Obligations of state and political subdivisions	$116,955	54.57%	$107,662	52.39%
Other securities (FHLB, FHLMC and FNMA)	97,381	45.43	97,836	47.61
Total securities available for sale	$214,336	100.00%	$205,498	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2011 or December 31, 2010. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of March 31, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2011:
Other securities (FHLB, FHLMC and FNMA)	$95,533	$1,994	$(146)	$97,381
State and political subdivisions	113,698	3,622	(365)	116,955
Total	$209,231	$5,616	$(511)	$214,336

December 31, 2010:
Other securities (FHLB, FHLMC and FNMA)	$95,583	$2,383	$(130)	$97,836
State and political subdivisions	105,412	3,041	(791)	107,662
Total	$200,995	$5,424	$(921)	$205,498

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2011, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$41,226	$41,825
Due after one year through five years	112,573	115,785
Due after five years through ten years	54,560	55,822
Due over ten years	872	904
Total	$209,231	$214,336

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2011			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
Other securities (FHLB, FHLMC and FNMA)	5	$16,057	$(146)	0.91%	-	$-	$-	-	5	$16,057	$(146)	0.91%
State and political subdivisions	66	14,530	(293)	2.02%	3	557	(72)	12.93%	69	15,087	(365)	2.42%
Total temporarily impaired securities	71	$30,587	$(439)	1.44%	3	$557	$(72)	12.93%	74	$31,144	$(511)	1.64%

	Less than 12 months				12 months or more				Total
December 31, 2010			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
Other securities (FHLB, FHLMC and FNMA)	4	$11,137	$(130)	1.17%	-	$-	$-	-	4	$11,137	$(130)	1.17%
State and political subdivisions	103	23,374	(787)	3.37%	1	121	(4)	3.31%	104	23,495	(791)	3.37%
Total temporarily impaired securities	107	$34,511	$(917)	2.66%	1	$121	$(4)	3.31%	108	$34,632	$(921)	2.66%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses greater than twelve months as of March 31, 2011 included 3 issues.  One security is a general obligation bond rated A3 or better and the remaining two securities are municipal bonds which are rated B1.  Bonds with a B1 rating are less than investment grade.   The aggregate fair value of these B1 rated bonds is $433,000 while their amortized cost is $504,000, representing an unrealized loss of $71,000.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities until a recovery of fair value or maturity.

Deposit growth was $69.9 million in the first three months of 2011 and included a $65.2 million increase in public funds that are temporary deposits.  Repurchase agreements increased $1.6 million in the same period.  Federal Home Loan Bank borrowings decreased $10.0 million in the first three months of 2011.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits totaled $34.5 million as of March 31, 2011 with an average rate of 0.81%.  Brokered deposits were $28.8 million as of December 31, 2010 with an average rate of 0.81%.  As of March 31, 2011 and December 31, 2010, brokered deposits were 2.22% and 1.94% of total deposits, respectively.

Dividends and Equity

In January 2011, Hills Bancorporation paid a dividend of $4,399,000 or $1.00 per share.  The dividend was $0.91 per share in January 2010.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2011 totaled $167.2 million.  Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 12.49% and 12.33% as of March 31, 2011 and December 31, 2010, respectively.  The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 13.75% and 13.59% as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.

Net Income Overview

Net income increased $793,000 for the quarter ended March 31, 2011 compared to the first quarter of 2010.  Total net income was $6,178,000 in the first quarter of 2011 and $5,385,000 in the comparable quarter in 2010, an increase of 14.73%. The changes in net income from the first quarter of 2010 were primarily the result of the following:

•	Net interest income increased by $441,000.
•	The provision for loan losses decreased by $600,000.
•	Income taxes increased $245,000.

For the three-month periods ended March 31, 2011 and 2010, basic earnings per share were $1.40 and $1.22, respectively. Diluted earnings per share were $1.40 for the three months ended March 31, 2011 compared to $1.21 for the same period in 2010.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fluctuations in the Company’s net income continue to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average earnings assets.  Net interest income of $16.6 million for the first three months of 2011 was derived from the Company’s $1.831 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.82%.  Average earning assets in the three months ended March 31, 2010 were $1.712 billion and the tax-equivalent net interest margin was 3.96%.  The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.72% would have resulted approximately in a $452,000 decrease in income before income taxes in the three month period ended March 31, 2011. Similarly, an increase in the net interest margin of 10 basis points to 3.92% would have resulted in approximately a $452,000 increase in net interest income before taxes.  Net interest income for the Company increased due to the increase in average earning assets over the same period in 2010.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.577 billion at March 31, 2011.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was $1,465,000 in 2011 compared to $2,065,000 in 2010.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $2,403,000 and $2,158,000 for the three months ended March 31, 2011 and 2010, respectively.  Income taxes as a percentage of income before taxes were 28.00% in 2011 and 28.61% in 2010.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first three months of 2011 was 3.82% compared to 3.96% in 2010 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2011 compared to the comparable period in 2010 are shown in the following table:

				Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate		Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$62,722	(0.33	) %	$898	$(1,244)	$(346)
Taxable securities	1,024	(0.44)		9	(119)	(110)
Nontaxable securities	9,771	(0.27)		127	(73)	54
Federal funds sold	45,934	0.06		31	(1)	30
	$119,451			$1,065	$(1,437)	$(372)

Interest expense:
Interest-bearing demand deposits	$43,989	(0.19	) %	$(55)	$119	$64
Savings deposits	38,330	(0.24)		(62)	235	173
Time deposits	10,942	(0.40)		(74)	627	553
Short-term borrowings	(9,277)	(0.21)		(15)	63	48
FHLB borrowings	(430)	(0.16)		5	77	82
	$83,554			$(201)	$1,121	$920
Change in net interest income				$864	$(316)	$548

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loans fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2011	2010
Yield on average interest-earning assets	5.23%	5.68%
Rate on average interest-bearing liabilities	1.68	2.03
Net interest spread	3.55%	3.65%
Effect of noninterest-bearing funds	0.27	0.31
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.82%	3.96%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2011.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate. As of March 31, 2011, the average rate indexes for the one, three and five year indexes were 0.26%, 1.17% and 2.10%, respectively.  The one year index decreased 38.10% from 0.42% at March 31, 2010, the three year index decreased 27.78% and the five year index decreased 17.65%.  The three year index was 1.62% and the five year index was 2.55% at March 31, 2010.  The targeted federal funds rate was 0.25% at March 31, 2011 and 2010.

Provision for Loan Losses

The provision for loan losses was $1,465,000 in 2011 compared to $2,065,000 in 2010, a decrease of $600,000. The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses increased $590,000 during the first three months of 2011.  In the first three months of 2011, there was an increase of $744,000 due to the volume and composition of loans outstanding.  There was an offsetting $154,000 decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and losses recognized.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2011 and 2010, recoveries were $626,000 and $363,000, respectively; and charge-offs were $1,501,000 in 2011 and $1,748,000 in 2010.  The allowance for loan losses totaled $29,820,000 at March 31, 2011 compared to $29,230,000 at December 31, 2010.  The allowance represented 1.86% and 1.84% of loans held for investment at March 31, 2011 and December 31, 2010, respectively.

Net Gain on Sale of Loans

Loans originated for sale in the first three months of 2011 totaled $28.0 million compared to $38.9 million in the same period in 2010, a decrease of 28.03%.  In the three months ended March 31, 2011 and 2010, the net gain on sale of loans was $482,000 and $545,000, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income

Other income, other than the net gain on sale of loans discussed above, decreased $571,000 for the three months ended March 31, 2011 from the comparable quarter in 2010.

Trust fees increased $129,000 in the first three months of 2011 as a result of assets under management increasing from $926.5 million as of March 31, 2010 to $1.0 billion as of March 31, 2011 due to market conditions and new trust relationships.

Service charges and fees decreased $111,000 in the first three months of 2011 from their level for the comparable period in 2010.  Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $116,000 due to volume of activity. Overdraft and NSF charges are also included in service charges and fees.  This component decreased during the same period by $247,000 due to regulatory changes effective August 15, 2010.

Other noninterest income was $669,000 for the three months ended March 31, 2011, a $410,000 decrease from the same period in 2010.   Other noninterest income for the three months ended March 31, 2010 included insurance proceeds of $425,000 received as a result of a claim filed by the Company in April 2008.  The claim pertained to alleged unauthorized activities by a former employee of the Bank in Bank internal accounts that were discovered during 2007.

Other Expenses

Other expenses of $10,925,000 decreased $631,000 for the three months ended March 31, 2011 from the same period in 2010, a decrease of 5.46%.

Outside services expense decreased $166,000 for the quarter ended March 31, 2011 compared to March 31, 2010.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services.  Credit card, debit card and merchant card processing expenses increased $60,000 due to an increase in the volume of transactions in 2011 compared to 2010.  Other professional fees increased $109,000 due to an increase in third party professional fees in the lending, marketing and financial reporting areas during the first quarter of 2011.  Other real estate owned expense decreased $338,000 in the first quarter of 2011.  During the first quarter of 2010, the other real estate owned expense increased $362,000 for the payment and accrual of property taxes for other real estate owned.

FDIC insurance assessment expense was $700,000 for the three months ended March 31, 2011.  This is a decrease of $74,000 when compared to the same period in 2010.  As of March 31, 2011, the Company has prepaid FDIC insurance of $4,435,000, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The net loss on sale of other real estate owned and other repossessed assets decreased $142,000 to a net gain of $1,000 for the three months ended March 31, 2011.  The total net gain on sale of other real estate owned for the three months ended March 31, 2011 consisted of a $97,000 fair market value adjustment on 4 properties within other real estate owned, a $99,000 gain on sale of 4 properties and a $1,000 loss on sale of 1 property, for a net gain of $1,000.  During the same period in 2010, the loss consisted of a $144,000 fair market value adjustment on 4 properties within other real estate owned, an $11,000 gain on sale of 4 properties and a $8,000 loss on sale of 2 properties, for a net loss of $144,000.

Income Taxes

Federal and state income tax expenses were $2,403,000 and $2,158,000 for the three months ended March 31, 2011 and 2010, respectively.  Income taxes as a percentage of income before taxes were 28.00% in 2011 and 28.61% in 2010.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.72% of the Company’s total assets at March 31, 2011, compared to 10.64% at December 31, 2010.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2011, the Company had borrowed $185 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  The Company repaid $10,000,000 in FHLB borrowings in March 2011.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $279 million at March 31, 2011.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $146 million.  Those two lines of credit require the pledging of investment securities when drawn upon.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2011.

As of March 31, 2011, investment securities with a carrying value of $48,487,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2010, investment securities with a carrying value of $46,928,000 were pledged.

Contractual Obligations

The Bank plans to add an additional office location in North Liberty, Iowa, opening in the first quarter of 2012.  It is expected that the Bank will provide retail and commercial banking services at this proposed office and that it also will serve as the new location of the Bank’s Trust and Wealth Management Department (the “Trust Department”).  The Trust Department, which currently has 21 employees, was displaced by flooding in June of 2008 from the Iowa City South Gilbert Street office.  Since that time, the Trust Department has occupied 6,600 square feet of leased office space one half mile south of the proposed new office.  The new office location will enhance services available at the Trust Department, which will be housed with other traditional banking functions including deposit and loan services provided to the Bank’s retail and commercial customers.  It is expected that the new office location will have approximately 18,600 square feet.  Preliminary construction costs for the building are estimated at $3.9 million and the Company has already purchased the land for $1.6 million.  The Bank will not incur any debt during the construction of the new office.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the first three months of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Porceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	324	$58.50	226,506	523,494
February 1 to February 28	444	58.50	226,950	523,050
March 1 to March 31	2,578	61.00	229,528	520,472
Total	3,346	$60.43	229,528	520,472

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

HILLS BANCORPORATION

Date: May 6, 2011	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: May 6, 2011	By: /s/James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2011

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2011 Form 10-Q

3.1	Articles of Incorporation filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

3.2	By-Laws filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	46 - 47

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	48