Form 10-Q
period 2011-06-30
HILLS BANCORPORATION
filed 2011-08-01
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At June 30, 2011

Common Stock, no par value	4,358,392

HILLS BANCORPORATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Shares)

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010

Cash and cash equivalents	$25,010	$62,978
Investment securities available for sale at fair value (amortized cost June 30, 2011 $208,556; December 31, 2010 $200,995)	215,082	205,498
Stock of Federal Home Loan Bank	10,757	11,105
Loans held for sale	8,191	10,390
Loans, net of allowance for loan losses (June 30, 2011 $29,260; December 31, 2010 $29,230)	1,602,768	1,561,430
Property and equipment, net	26,879	26,806
Tax credit real estate	20,316	20,960
Accrued interest receivable	9,232	8,686
Deferred income taxes, net	9,267	9,870
Other real estate	2,284	2,233
Goodwill	2,500	2,500
Prepaid FDIC insurance	4,331	5,038
Other assets	4,513	3,789
	$1,941,130	$1,931,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$195,915	$198,791
Interest-bearing deposits	1,286,995	1,281,950
Total deposits	$1,482,910	$1,480,741
Short-term borrowings	52,023	46,928
Federal Home Loan Bank borrowings	185,000	195,000
Accrued interest payable	1,823	1,996
Other liabilities	19,706	15,404
	$1,741,462	$1,740,069

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$26,289	$24,945

STOCKHOLDERS' EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued June 30, 2011 4,627,402 shares; December 31, 2010 4,624,519 shares	$-	$-
Paid in capital	14,997	14,875
Retained earnings	195,144	185,412
Accumulated other comprehensive income	4,030	2,781
Treasury stock at cost (June 30, 2011 269,010 shares; December 31, 2010 226,182 shares)	(14,503)	(11,854)
	$199,668	$191,214
Less maximum cash obligation related to ESOP shares	26,289	24,945
	$173,379	$166,269
	$1,941,130	$1,931,283

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$21,742	$22,193	$43,107	$43,992
Investment securities:
Taxable	725	850	1,490	1,725
Nontaxable	866	828	1,725	1,652
Federal funds sold	33	26	65	28
Total interest income	$23,366	$23,897	$46,387	$47,397
Interest expense:
Deposits	$4,146	$4,882	$8,454	$9,980
Short-term borrowings	101	120	196	263
FHLB borrowings	1,990	2,005	3,971	4,068
Total interest expense	$6,237	$7,007	$12,621	$14,311
Net interest income	$17,129	$16,890	$33,766	$33,086
Provision for loan losses	(266)	853	1,199	2,918
Net interest income after provision for loan losses	$17,395	$16,037	$32,567	$30,168
Other income:
Net gain on sale of loans	$171	$496	$653	$1,041
Trust fees	1,106	1,042	2,195	2,002
Service charges and fees	1,921	2,101	3,732	4,023
Rental revenue on tax credit real estate	395	404	678	866
Other noninterest income	736	545	1,405	1,624
	$4,329	$4,588	$8,663	$9,556
Other expenses:
Salaries and employee benefits	$5,534	$5,563	$11,084	$11,005
Occupancy	824	755	1,655	1,516
Furniture and equipment	817	1,000	1,782	2,015
Office supplies and postage	317	346	654	691
Advertising and business development	447	449	776	806
Outside services	1,497	1,543	3,223	3,435
Rental expenses on tax credit real estate	648	710	882	1,222
FDIC insurance assessment	86	271	786	1,045
Net (gain) loss on sale of other real estate owned and other repossessed assets	(384)	42	(385)	183
Other noninterest expense	484	414	738	731
	$10,270	$11,093	$21,195	$22,649
Income before income taxes	$11,454	$9,532	$20,035	$17,075
Income taxes	3,501	2,811	5,904	4,969
Net income	$7,953	$6,721	$14,131	$12,106

Earnings per share:
Basic	$1.82	$1.52	$3.22	$2.74
Diluted	1.81	1.52	3.21	2.73

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$7,953	$6,721	$14,131	$12,106

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	$1,421	$346	$2,023	$(312)
Income tax effect of unrealized (gains) losses	(543)	(132)	(774)	119
	$878	$214	$1,249	$(193)

Comprehensive income	$8,831	$6,935	$15,380	$11,913

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related to ESOP Shares	Treasury Stock	Total

Balance, December 31, 2009	$14,582	$166,120	$4,200	$(22,900)	$(10,227)	$151,775
Issuance of 302 shares of common stock	16	-	-	-	-	16
Forfeiture of 393 shares of common stock	(18)	-	-	-	-	(18)
Share-based compensation	8	-	-	-	-	8
Income tax benefit related to share- based compensation	-	-	-	-	-	-
Change related to ESOP shares	-	-	-	(890)	-	(890)
Net income	-	12,106	-	-	-	12,106
Dividends ($.91 per share)	-	(4,024)	-	-	-	(4,024)
Purchase of 18,731 shares of common stock	-	-	-	-	(1,018)	(1,018)
Other comprehensive loss	-	-	(193)	-	-	(193)
Balance, June 30, 2010	$14,588	$174,202	$4,007	$(23,790)	$(11,245)	$157,762

Balance, December 31, 2010	$14,875	$185,412	$2,781	$(24,945)	$(11,854)	$166,269
Issuance of 3,401 shares of common stock	98	-	-	-	-	98
Forfeiture of 518 shares of common stock	(28)	-	-	-	-	(28)
Share-based compensation	8	-	-	-	-	8
Income tax benefit related to share- based compensation	44	-	-	-	-	44
Change related to ESOP shares	-	-	-	(1,344)	-	(1,344)
Net income	-	14,131	-	-	-	14,131
Dividends ($1.00 per share)	-	(4,399)	-	-	-	(4,399)
Purchase of 42,828 shares of common stock	-	-	-	-	(2,649)	(2,649)
Other comprehensive income	-	-	1,249	-	-	1,249
Balance, June 30, 2011	$14,997	$195,144	$4,030	$(26,289)	$(14,503)	$173,379

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$14,131	$12,106
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,241	1,351
Provision for loan losses	1,199	2,918
Share-based compensation	8	8
Forfeiture of common stock	(28)	(18)
Compensation expensed through issuance of common stock	19	16
Excess tax benefits from share-based compensation	44	-
Provision for deferred income taxes	(171)	117
Net (gain) loss on sale of other real estate owned and other repossessed assets	(385)	183
(Increase) decrease in accrued interest receivable	(546)	275
Amortization of discount on investment securities, net	468	432
Decrease in prepaid FDIC insurance	707	943
(Increase) decrease in other assets	(768)	212
Increase in accrued interest payable and other liabilities	4,129	4,423
Loans originated for sale	(48,152)	(80,489)
Proceeds on sales of loans	51,004	79,623
Net gain on sales of loans	(653)	(1,041)
Net cash and cash equivalents provided by operating activities	$22,247	$21,059

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$26,092	$28,344
Purchases of investment securities available for sale	(33,773)	(26,961)
Loans made to customers, net of collections	(44,161)	(14,158)
Proceeds on sale of other real estate owned and other repossessed assets	1,958	1,354
Purchases of property and equipment	(1,314)	(698)
Investment in tax credit real estate, net	644	(2,813)
Net cash used in investing activities	$(50,554)	$(14,932)

Cash Flows from Financing Activities
Net increase in deposits	$2,169	$54,675
Net increase (decrease) in short-term borrowings	5,095	(24,322)
Stock options exercised	79	-
Excess tax benefits related to share-based compensation	44	-
Borrowings from FHLB	-	10,000
Payments on FHLB borrowings	(10,000)	(40,000)
Purchase of treasury stock	(2,649)	(1,018)
Dividends paid	(4,399)	(4,024)
Net cash used in financing activities	$(9,661)	$(4,689)

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2011	2010

(Decrease) increase in cash and cash equivalents	$(37,968)	$1,438

Cash and cash equivalents:
Beginning of year	62,978	24,095
End of period	$25,010	$25,533

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$8,627	$10,264
Interest paid on other obligations	4,167	4,331
Income taxes paid	4,843	2,874

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$1,344	$890
Transfers to other real estate owned	1,624	2,139

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

Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2010 filed with the Securities Exchange Commission on March 10, 2011.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Common shares outstanding at the beginning of the period	4,395,911	4,416,683	4,398,337	4,422,274
Weighted average number of net shares redeemed	(16,013)	(3,200)	(9,629)	(5,828)
Weighted average shares outstanding (basic)	4,379,898	4,413,483	4,388,708	4,416,446
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	11,180	13,143	10,638	13,236
Weighted average number of shares	4,391,078	4,426,626	4,399,346	4,429,682
Net income (In Thousands)	$7,953	$6,721	$14,131	$12,106

Earnings per share:
Basic	$1.82	$1.52	$3.22	$2.74
Diluted	$1.81	$1.52	$3.21	$2.73

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Recent Accounting Pronouncements and Recent Lesgislative Developments

Recent Accounting Pronouncements

On April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring (“TDR”).  The ASU provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty.  The ASU also ends the deferral of activity based disclosures about TDRs and public entities will be required to disclose activity based information beginning in the period the ASU is adopted.  For the Company, this ASU is effective for interim and annual reporting periods beginning on or after June 15, 2011.  The Company is currently evaluating the impact the recently issued guidance will have to the consolidated financial statements.

On May 12, 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU provides guidance about how fair value should be determined where it already is required or permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS.  For the Company, this ASU is effective for interim and annual periods beginning after December 15, 2011.  The ASU will not have a material impact on the Company’s consolidated financial statements.

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

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans

The composition of loans is as follows:
	June 30, 2011	December 31, 2010
	(Amounts In Thousands)

Agricultural	$60,903	$65,004
Commercial and financial	143,381	141,619
Real estate:
Construction, 1 to 4 family residential	23,645	25,232
Construction, land development and commercial	84,077	86,552
Mortgage, farmland	94,085	90,448
Mortgage, 1 to 4 family first liens	550,427	519,533
Mortgage, 1 to 4 family junior liens	105,469	109,036
Mortgage, multi-family	210,674	202,630
Mortgage, commercial	308,262	302,020
Loans to individuals	20,122	23,627
Tax exempt	30,983	24,959
	$1,632,028	$1,590,660
Less allowance for loan losses	29,260	29,230
	$1,602,768	$1,561,430

Changes in the allowance for loan losses and the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the six months ended June 30, 2011 were as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,759	$6,772	$4,408	$1,469	$8,840	$5,743	$829	$29,820
Charge-offs	-	(367)	(13)	-	(619)	(9)	(87)	(1,095)
Recoveries	1	204	5	-	358	169	64	801
Provision	(357)	25	(189)	(40)	303	(26)	18	(266)

Ending balance	$1,403	$6,634	$4,211	$1,429	$8,882	$5,877	$824	$29,260

Ending balance, individually evaluated for impairment	$-	$26	$-	$2	$69	$90	$-	$187

Ending balance, collectively evaluated for impairment	$1,403	$6,608	$4,211	$1,427	$8,813	$5,787	$824	$29,073

Loans:

Ending balance	$60,903	$143,381	$107,722	$94,085	$655,896	$518,936	$51,105	$1,632,028

Ending balance, individually evaluated for impairment	-	2,066	1,738	227	4,094	17,616	6	25,747

Ending balance, collectively evaluated for impairment	60,903	141,315	105,984	93,858	651,802	501,320	51,099	1,606,281

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

Changes in the allowance for loan losses for the three months ended June 30, 2011 were as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$1,759	$6,772	$4,408	$1,469	$8,840	$5,743	$829	$29,820
Charge-offs	-	(367)	(13)	-	(619)	(9)	(87)	(1,095)
Recoveries	1	204	5	-	358	169	64	801
Provision	(357)	25	(189)	(40)	303	(26)	18	(266)

Ending balance	$1,403	$6,634	$4,211	$1,429	$8,882	$5,877	$824	$29,260

Changes in the allowance for loan losses for the three and six months ended June 30, 2010 (amounts in thousands) are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010

Balance, beginning	$29,840	$29,160
Charge-offs:
Agricultural	-	8
Commercial and financial	937	1,821
Real estate:
Construction and land development	576	732
Mortgage, farmland	26	39
Mortgage, 1 to 4 family	1,028	1,446
Mortgage, multi-family and commercial	348	536
Other	126	207
	3,041	4,789

Recoveries:
Agricultural	3	5
Commercial and financial	288	439
Real estate:
Construction and land development	1	2
Mortgage, farmland	-	-
Mortgage, 1 to 4 family	289	373
Mortgage, multi-family and commercial	48	79
Other	69	163
	698	1,061
Net charge-offs	2,343	3,728
Provision charged to expense	853	2,918
Balance, ending	$28,350	$28,350

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

The following table presents the credit quality indicators by type of loans in each category as of June 30, 2011 and December 31, 2010, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
June 30, 2011
Grade:
Pass	$50,059	$114,002	$20,803	$61,309
Potential Watch	1,166	4,523	-	6,549
Watch	6,904	14,333	2,344	5,159
Substandard	2,774	10,523	498	11,060
Total	$60,903	$143,381	$23,645	$84,077

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
June 30, 2011
Grade:
Pass	$84,428	$485,193	$93,552	$169,930
Potential Watch	1,425	17,632	3,461	11,504
Watch	3,307	23,870	4,341	13,875
Substandard	4,925	23,732	4,115	15,365
Total	$94,085	$550,427	$105,469	$210,674

	Real Estate: Mortgage, commercial	Loans to individuals	Tax exempt	Total
June 30, 2011
Grade:
Pass	$258,071	$19,279	$30,916	$1,387,542
Potential Watch	9,734	289	-	56,283
Watch	33,888	264	67	108,352
Substandard	6,569	290	-	79,851
Total	$308,262	$20,122	$30,983	$1,632,028

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

Watch – Watch rated loans are supported by a marginal payment capacity and may be marginally collateralized.  There are identified weaknesses that if not monitored and corrected may adversely affect the Company’s credit position.  A watch credit would typically have a weakness in one of the general categories (cash flow, collateral position or payment history) but not in all categories.

Substandard – Substandard loans are not adequately supported by the paying capacity of the borrower and may be inadequately collateralized.  These loans have a well defined weakness or weaknesses.  For these loans, it is more probable than not that the Company could sustain some loss if the deficiency(ies) is not corrected.

Past due loans as of June 30, 2011 and December 31, 2010 were as follows:

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)

June 30, 2011
Agriculture	$132	$84	$-	$216	$60,687	$60,903	$-
Commercial and financial	1,017	212	491	1,720	141,661	143,381	128
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	23,645	23,645	-
Construction, land development and commercial	901	195	990	2,086	81,991	84,077	-
Mortgage, farmland	175	-	83	258	93,827	94,085	83
Mortgage, 1 to 4 family first liens	802	1,104	3,090	4,996	545,431	550,427	2,256
Mortgage, 1 to 4 family junior liens	348	168	398	914	104,555	105,469	398
Mortgage, multi-family	318	-	53	371	210,303	210,674	53
Mortgage, commercial	244	22	331	597	307,665	308,262	251
Loans to individuals	72	7	6	85	20,037	20,122	6
Tax exempt	-	-	-	-	30,983	30,983	-
	$4,009	$1,792	$5,442	$11,243	$1,620,785	$1,632,028	$3,175

December 31, 2010:
Agriculture	$77	$20	$104	$201	$64,803	$65,004	$104
Commercial and financial	643	141	1,464	2,248	139,371	141,619	1,045
Real estate:
Construction, 1 to 4 family residential	944	-	271	1,215	24,017	25,232	271
Construction, land development and commercial	5,140	60	1,605	6,805	79,747	86,552	145
Mortgage, farmland	391	-	-	391	90,057	90,448	-
Mortgage, 1 to 4 family first liens	5,620	2,134	4,470	12,224	507,309	519,533	3,053
Mortgage, 1 to 4 family junior liens	843	199	509	1,551	107,485	109,036	483
Mortgage, multi-family	-	-	1,837	1,837	200,793	202,630	-
Mortgage, commercial	1,110	366	230	1,706	300,314	302,020	229
Loans to individuals	38	5	15	58	23,569	23,627	15
Tax exempt	19	-	-	19	24,940	24,959	-
	$14,825	$2,925	$10,505	$28,255	$1,562,405	$1,590,660	$5,345

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

The following table summarizes the Company’s impaired loans and non-performing assets at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Amounts In Thousands)

Non-accrual loans	$7,535	$8,246
Accruing loans past due 90 days or more	3,175	5,345
Restructured loans (1)	15,037	17,957
Total impaired loans	25,747	31,548
Other real estate	2,284	2,233
Non-performing assets (includes impaired loans and other real estate)	28,031	33,781
Loans held for investment	1,632,028	1,590,660
Ratio of allowance for loan losses to loans held for investment	1.79%	1.84%
Ratio of allowance for loan losses to impaired loans	113.64	92.65
Ratio of impaired loans to total loans held for investment	1.58	1.98
Ratio of non-performing assets to total assets	1.44	1.75

(1)
Total restructured loans were $18.7 million and $22.4 million as of June 30, 2011 and December 31, 2010, respectively.  Included in the total restructured loans were $3.7 million and $4.4 million of non-accrual loans as of June 30, 2011 and December 31, 2010.

Certain impaired loan information by loan type at June 30, 2011 and December 31, 2010, was as follows:

	June 30, 2011			December 31, 2010
	Non-accrual loans	Accruing loans past due 90 days or more	Restructured loans	Non-accrual loans	Accruing loans past due 90 days or more	Restructured loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	$-	$-	$-	$-	$104	$-
Commercial and financial	1,847	128	90	2,647	1,045	-
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	271	-
Construction, land development and commercial	1,738	-	-	1,546	145	2,118
Mortgage, farmland	144	83	-	147	-	-
Mortgage, 1 to 4 family first liens	1,367	2,256	74	1,783	3,053	779
Mortgage, 1 to 4 family junior liens	-	398	-	26	483	963
Mortgage, multi-family	1,887	53	5,918	1,837	-	2,938
Mortgage, commercial	552	251	8,955	260	229	11,159
Loans to individuals	-	6	-	-	15	-
	$7,535	$3,175	$15,037	$8,246	$5,345	$17,957

Loans 90 days or more past due that are still accruing interest decreased $2.2 million from December 31, 2010 to June 30, 2011 due to an overall reduction in delinquency trends during the first six months of 2011. The average past due loan balance was $81,000 as of June 30, 2011 and $73,000 as of December 31, 2010.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized and the Bank expects to collect all principal and interest as contractually due under these loans.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

Information regarding impaired loans as of and for the three and six months ended June 30, 2011 was as follows:

	June 30, 2011			Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agriculture	$-	$-	$-	$-	$-	$-	$-
Commercial and financial	1,937	3,394	-	2,367	1	2,387	2
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	1,738	2,241	-	1,780	-	1,795	-
Mortgage, farmland	144	161	-	144	-	145	-
Mortgage, 1 to 4 family first liens	1,441	1,774	-	1,482	2	1,503	4
Mortgage, 1 to 4 family junior liens	-	223	-	-	-	-	-
Mortgage, multi-family	1,887	2,191	-	1,862	-	1,862	-
Mortgage, commercial	552	2,494	-	565	4	568	8
Loans to individuals	-	-	-	4	-	-	-
	$7,699	$12,478	$-	$8,204	$7	$8,260	$14
With an allowance recorded:
Agriculture	$-	$-		$-	$-
Commercial and financial	128	191	26	128	2	130	4
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	-	-	-	-	-	-	-
Mortgage, farmland	83	83	2	83	1	83	2
Mortgage, 1 to 4 family first liens	2,256	2,608	56	2,351	30	2,359	59
Mortgage, 1 to 4 family junior liens	398	597	13	398	6	398	13
Mortgage, multi-family	5,971	5,971	69	5,542	73	5,553	145
Mortgage, commercial	9,206	9,206	21	9,229	137	9,251	272
Loans to individuals	6	6	-	6	-	6	-
	$18,048	$18,662	$187	$17,737	$249	$17,780	$495
Total:
Agriculture	$-	$-	$-	$-	$-	$-	$-
Commercial and financial	2,065	3,585	26	2,495	3	2,517	6
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	1,738	2,241	-	1,780	-	1,795	-
Mortgage, farmland	227	244	2	227	1	228	2
Mortgage, 1 to 4 family first liens	3,697	4,382	56	3,833	32	3,862	63
Mortgage, 1 to 4 family junior liens	398	820	13	398	6	398	13
Mortgage, multi-family	7,858	8,162	69	7,404	73	7,415	145
Mortgage, commercial	9,758	11,700	21	9,794	141	9,819	280
Loans to individuals	6	6	-	10	-	6	-
	$25,747	$31,140	$187	$25,941	$256	$26,040	$509

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

Information regarding impaired loans as of December 31, 2010 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agriculture	$-	$-	$-
Commercial and financial	2,301	3,234	-
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	2,118	2,118	-
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	181	190	-
Mortgage, 1 to 4 family junior liens	-	224	-
Mortgage, multi-family	1,837	1,883	-
Mortgage, commercial	485	2,419	-
Loans to individuals	-	-	-
	$6,922	$10,068	$-
With an allowance recorded:
Agriculture	$104	$104	$21
Commercial and financial	1,391	1,573	172
Real estate:
Construction, 1 to 4 family residential	270	346	54
Construction, land development and commercial	1,691	2,174	319
Mortgage, farmland	147	161	32
Mortgage, 1 to 4 family first liens	5,435	6,274	136
Mortgage, 1 to 4 family junior liens	1,472	1,482	34
Mortgage, multi-family	2,938	2,938	2
Mortgage, commercial	11,163	11,243	39
Loans to individuals	15	47	1
	$24,626	$26,342	$810
Total:
Agriculture	$104	$104	$21
Commercial and financial	3,692	4,807	172
Real estate:
Construction, 1 to 4 family residential	270	346	54
Construction, land development and commercial	3,809	4,292	319
Mortgage, farmland	147	161	32
Mortgage, 1 to 4 family first liens	5,616	6,464	136
Mortgage, 1 to 4 family junior liens	1,472	1,706	34
Mortgage, multi-family	4,775	4,821	2
Mortgage, commercial	11,648	13,662	39
Loans to individuals	15	47	1
	$31,548	$36,410	$810

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Loans (continued)

Impaired loans decreased $5.8 million from December 31, 2010 to June 30, 2011.  Impaired loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and restructured loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.58% of loans held for investment as of June 30, 2011 and 1.98% as of December 31, 2010.  The decrease in impaired loans is due mainly to two customer relationships totaling $3.7 million no longer classified as restructured loans.  The customers were removed from the classification as the loans were returned to a market rate of interest, all payments have been made as agreed according to the modified loan terms and they are no longer experiencing financial difficulties.  In addition, accruing loans past due 90 days or more decreased $2.2 million from December 31, 2010 to June 30, 2011 due to an overall reduction in delinquency trends during the first six months of 2011.

The Company regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired in accordance with ASC 310.  If the loans are impaired, the Company determines if a specific allowance is appropriate.  In addition, the Company's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured.  Loans that are determined not to be impaired and for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Company allocates a percentage, as determined by management, for a required allowance needed.  The determination of the appropriate percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due loans, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in restructured loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

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

For loans that are collateral dependent, losses are evaluated based on the portion of a loan that exceeds the fair market value of the collateral.  In general, this is the amount that the carrying value of the loan exceeds the related appraised value.  Generally, it is the Company’s policy not to rely on appraisals that are older than one year prior to the date the impairment is being measured.  The most recent appraisal values may be adjusted if, in the Company’s judgment, experience and other market data indicate that the property’s value, use, condition, exit market or other variable affecting its value may have changed since the appraisal was performed, consistent with the December 2006 joint interagency guidance on the allowance for loan losses.  The charge off or loss adjustment supported by an appraisal is considered the minimum charge off.  Any adjustments made to the appraised value are to provide an additional charge off or specific reserve based on the applicable facts and circumstances.  In instances where there is an estimated decline in value, a specific reserve may be provided or a charge off taken pending confirmation of the amount of the loss from an updated appraisal.  Upon receipt of the new appraisals, an additional specific reserve may be provided or charge off taken based on the appraised value of the collateral.  On average, appraisals are obtained within one month of order.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments under ASC 820, Financial Instruments, as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts In Thousands)

Cash and cash equivalents	$25,010	$25,010	$62,978	$62,978
Investment securities	225,839	225,839	216,603	216,603
Loans	1,610,959	1,629,176	1,571,820	1,578,072
Accrued interest receivable	9,232	9,232	8,686	8,686
Deposits	1,482,910	1,487,882	1,480,741	1,483,116
Short-term borrowings	52,023	52,023	46,928	46,928
Federal Home Loan Bank borrowings	185,000	200,377	195,000	210,093
Accrued interest payable	1,823	1,823	1,996	1,996

	Face Amount		Face Amount
Off-balance sheet instruments:
Loan commitments	$289,332	$-	$281,864	$-
Letters of credit	11,819	-	11,936	-

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

The pricing for investment securities is obtained from an independent source.  The Company’s investment securities are measured at fair value as either level 1 or level 2 assets.  There are no level 3 investment securities owned by the Company.  Due to these factors, the Company reviews prices provided by the independent source on a monthly basis for unusual fluctuations.  Due to the nature of our investment portfolio, the Company does not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2011.  If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts In Thousands)
Investment securities available for sale	$101,095	$113,987	$-	$215,082
Total	$101,095	$113,987	$-	$215,082

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)
Investment securities available for sale	$97,836	$107,662	$-	$205,498
Total	$97,836	$107,662	$-	$205,498

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Fair Value Measurements (continued)

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2011.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis in 2011 that were still held on the balance sheet at June 30, 2011, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at quarter end.

	June 30, 2011
	Level 1	Level 2	Level 3	Total	Three Months Ended March 31, 2011 Total Losses	Three Months Ended June 30, 2011 Total Losses	Six Months Ended June 30, 2011 Total Losses
	(Amounts In Thousands)
Loans (1)	$-	$12,039	$-	$12,039	$382	$395	$777
Foreclosed assets (2)	-	235	-	235	97	27	124
Total	$-	$12,274	$-	$12,274	$479	$422	$901

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

As of June 30, 2011, the $12.0 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types:  $5.9 million of 1 – 4 family residential loans, $3.1 million of commercial and industrial loans, and $1.2 million of commercial mortgage loans.  The remaining $1.8 million includes loans in the following categories:  construction and land development, agricultural, real estate construction, mortgage – farmland, mortgage – multi-family, and loans to individuals.  The total $12.0 million of loans represents the carrying value of loans partially charged off as it was determined that the fair value of the loan collateral was less than the carrying value.  Of the total $12.0 million, $3.8 million was included in the nonaccrual loan total.  The remaining $8.2 million is accruing interest based on the fact loan payments have been made as contractually agreed.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  This authorization is set to expire on December 31, 2013.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors.  The Company has purchased 269,010 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2011.  Of these 269,010 shares, 39,482 shares were purchased during the quarter ended June 30, 2011, at an average price per share of $61.99.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$35,655	$35,932
Credit cards	42,392	42,369
Commercial, real estate and home construction	65,610	65,035
Commercial lines and real estate purchase loans	145,675	138,528
Outstanding letters of credit	11,819	11,936

Note 8.	Income Taxes

Federal income tax expense for the six months ended June 30, 2011 and 2010 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2010, 2009 and 2008 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2010, 2009 and 2008 remain open for examination.  There were no material unrecognized tax benefits at December 31, 2010 and June 30, 2011 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2011, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2012.

Income taxes as a percentage of income before taxes were 29.47% in 2011 and 29.10% in 2010.  The increase in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of June 30, 2011 and December 31, 2010 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At June 30, 2011, the Bank has fourteen full-service locations and a trust and wealth management location.

Net income for the six month period ended June 30, 2011 was $14.13 million compared to $12.11 million for the same six months of 2010, an increase of 16.73%.  The $2,025,000 increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first six months of 2011 are an increase in net interest income of $680,000 and a decrease in the provision for loan losses of $1,719,000.  In addition, other income decreased $893,000 for the first six months of 2011 and other expenses decreased $1,454,000 during the 2011 period.

The Company achieved a return on average assets of 1.32% and a return on average equity of 13.20% for the twelve months ended June 30, 2011, compared to the twelve months ended June 30, 2010 which were 1.16% and 12.14%, respectively. Dividends of $1.00 per share were paid in January 2011 to 1,726 shareholders.  The 2010 dividend was $0.91 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.82% in 2011 compared to 3.97% in 2010.  Average earning assets were $1.848 billion in 2011 and $1.733 billion in 2010.

Highlights noted on the balance sheet as of June 30, 2011 for the Company included the following:

•	Total assets were $1.941 billion, an increase of $9.85 million since December 31, 2010.
•	Net loans were $1.611 billion, an increase of $39.14 million since December 31, 2010.
•	Deposit growth of $2.17 million since December 31, 2010.
•	Federal Home Loan Bank borrowings decreased $10.0 million since December 31, 2010.

Reference is made to Note 5 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

The following table sets forth the composition of the loan portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$60,903	3.73%	$65,004	4.09%
Commercial and financial	143,381	8.79	141,619	8.90
Real estate:
Construction, 1 to 4 family residential	23,645	1.45	25,232	1.59
Construction, land development and commercial	84,077	5.15	86,552	5.44
Mortgage, farmland	94,085	5.76	90,448	5.69
Mortgage, 1 to 4 family first liens	550,427	33.73	519,533	32.66
Mortgage, 1 to 4 family junior liens	105,469	6.46	109,036	6.85
Mortgage, multi-family	210,674	12.91	202,630	12.74
Mortgage, commercial	308,262	18.89	302,020	18.99
Loans to individuals	20,122	1.23	23,627	1.48
Obligations of state and political subdivisions	30,983	1.90	24,959	1.57
	$1,632,028	100.00%	$1,590,660	100.00%
Less allowance for loan losses	29,260		29,230
	$1,602,768		$1,561,430

The Bank has an established formal loan origination policy.  In general, the loan origination policy attempts to reduce the risk of credit loss to the Bank by requiring, among other things, maintenance of minimum loan to value ratios, evidence of appropriate levels of insurance carried by borrowers and documentation of appropriate types and amounts of collateral and sources of expected payment.  The collateral relied upon in the loan origination policy is generally the property being financed by the Bank.  The source of expected payment is generally the income produced from the property being financed.  Personal guarantees are required of individuals owing or controlling at least 20% of the ownership of an entity.  Limited or proportional guarantees may be accepted in circumstances if approved by the Company’s Board of Directors.  Financial information provided by the borrower is verified as considered necessary by reference to tax returns, or audited, reviewed or compiled financial statements.  The Bank does not originate subprime loans.  In order to modify, restructure or otherwise change the terms of a loan, the Bank’s policy is to evaluate each borrower situation individually.  Modifications, restructures, extensions and other changes are done to improve the Bank’s position and to protect the Bank’s capital.  If a borrower is not current with its payments, any additional loans to such borrowers are evaluated on an individual borrower basis.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bank may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or an extension of the maturity date.  Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.  The Bank restructured loans with an aggregate principal amount totaling $0.3 million and $9.3 million during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  All of the loans are considered to be troubled debt restructurings as defined under FASB ASC 310-40.  The $0.3 million restructured during the six months ended June 30, 2011 related to one customer relationship consisting of three loans.  Of the $9.3 million restructured in 2010, $8.8 million related to one customer relationship and consisted of five loans.  The $8.8 million of loans were re-written into two notes using the “Policy Statement on Prudent Commercial Real Estate Loan Workouts” issued by the joint interagency regulators, including the Bank’s main regulator, the FDIC, in October 2009.  The first note was equal to 80% of the updated 2009 appraised value for the property with a maturity date of five years.  The interest rate for the first note is 5.95% and is considered a market interest rate by the Company.  The second note was for the remaining loan balance with a five year maturity and a below market interest rate of 4.0%.  At the time of the restructure, the second note was fully charged off which did not impact the allowance requirement as the Company had already factored this information into the December 31, 2009 allowance for loan loss calculation.  The restructure was completed as it allowed the debt that is recorded on the books to be supported by an updated appraisal.

There were no commitments to lend additional borrowings to restructured loan customers as of June 30, 2011.  The Bank had commitments to lend additional borrowings to restructured loan customers noted above as of December 31, 2010.  These commitments were in the normal course of business and allowed the borrowers to build pre-sold homes and commercial property and which increased their overall cash flow.  The additional borrowings were not used to facilitate payments on these loans.

Below is a summary of information for restructured loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Number of	Recorded	Commitments	Number of	Recorded	Commitments
	contracts	investment	outstanding	contracts	investment	outstanding
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	-	$-	$-	-	$-	$-
Commercial and financial	3	1,535	-	2	2,301	155
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	1,106
Construction, land development and commercial	-	-	-	4	2,118	2,008
Mortgage, farmland	-	-	-	-	-	-
Mortgage, 1 to 4 family first liens	1	74	-	3	779	-
Mortgage, 1 to 4 family junior liens	-	-	-	2	963	-
Mortgage, multi-family	4	7,704	-	3	4,775	-
Mortgage, commercial	5	9,426	-	4	11,419	-
Loans to individuals	-	-	-	-	-	-
	13	$18,739	$-	18	$22,355	$3,269

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

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific impairment reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If the Company determines a loan amount or portion thereof is uncollectible, the loan’s credit risk rating is immediately downgraded and the uncollectible amount is charged-off.  The Bank’s credit and legal departments undertake a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the loan to minimize actual losses.

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$1,403	4.80%	3.73%	$2,170	7.42%	4.09%
Commercial and financial	6,634	22.67	8.79	6,742	23.07	8.90
Real estate:
Construction, 1 to 4 family residential	590	2.02	1.45	752	2.57	1.59
Construction, land development and commercial	3,621	12.37	5.15	3,642	12.46	5.44
Mortgage, farmland	1,429	4.89	5.76	1,482	5.07	5.69
Mortgage, 1 to 4 family first liens	6,804	23.25	33.73	5,782	19.78	32.66
Mortgage, 1 to 4 family junior liens	2,078	7.10	6.46	2,170	7.42	6.85
Mortgage, multi-family	1,829	6.25	12.91	1,486	5.09	12.74
Mortgage, commercial	4,048	13.84	18.89	4,171	14.27	18.99
Loans to individuals	379	1.29	1.23	525	1.80	1.48
Obligations of state and political subdivisions	445	1.52	1.90	308	1.05	1.57
	$29,260	100.00%	100.00%	$29,230	100.00%	100.00%

The allowance for loan losses totaled $29,260,000 at June 30, 2011 compared to $29,230,000 at December 31, 2010.  The percentage of the allowance to outstanding loans was 1.79% and 1.84% at June 30, 2011 and December 31, 2010, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and overall increases in loans outstanding.

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

Management has determined that the allowance for loan losses was appropriate at June 30, 2011, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment securities available for sale held by the Company increased by $9.6 million from December 31, 2010 to June 30, 2011.  The fair value of securities available for sale was $6.5 million more than the amortized cost of such securities as of June 30, 2011.  At December 31, 2010, the fair value of the securities available for sale was $4.5 million more than the amortized cost of such securities.  The carrying values of investment securities at June 30, 2011 and December 31, 2010 are summarized in the following table (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Securities available for sale
Obligations of state and political subdivisions	$113,987	53.00%	$107,662	52.39%
Other securities (FHLB, FHLMC and FNMA)	101,095	47.00	97,836	47.61

Total securities available for sale	$215,082	100.00%	$205,498	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2011 or December 31, 2010. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of June 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2011:
State and political subdivisions	$109,549	$4,570	$(132)	$113,987
Other securities (FHLB, FHLMC and FNMA)	99,007	2,099	(11)	101,095
Total	$208,556	$6,669	$(143)	$215,082

December 31, 2010:
State and political subdivisions	$105,412	$3,041	$(791)	$107,662
Other securities (FHLB, FHLMC and FNMA)	95,583	2,383	(130)	97,836
Total	$200,995	$5,424	$(921)	$205,498

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2011, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$43,447	$44,155
Due after one year through five years	110,607	114,416
Due after five years through ten years	53,945	55,932
Due over ten years	557	579
Total	$208,556	$215,082

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2011
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
State and political subdivisions	19	$4,621	$(53)	1.15%	4	$996	$(79)	7.93%	23	$5,617	$(132)	2.35%
Other securities (FHLB, FHLMC and FNMA)	1	4,480	(11)	0.25%	-	-	-	-	1	4,480	(11)	0.25%
Total temporarily impaired securities	20	$9,101	$(64)	0.70%	4	$996	$(79)	7.93%	24	$10,097	$(143)	1.42%

	Less than 12 months				12 months or more				Total
December 31, 2010
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
State and political subdivisions	103	$23,374	$(787)	3.37%	1	$121	$(4)	3.31%	104	$23,495	$(791)	3.37%
Other securities (FHLB, FHLMC and FNMA)	4	11,137	(130)	1.17%	-	-	-	-	4	11,137	(130)	1.17%
Total temporarily impaired securities	107	$34,511	$(917)	2.66%	-	$121	$(4)	3.31%	108	$34,632	$(921)	2.66%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses greater than twelve months as of June 30, 2011 included four issues.  Two securities are general obligation bonds rated A3 or better and the remaining two securities are municipal bonds which are rated B1.  Bonds with a B1 rating are less than investment grade.   The aggregate fair value of these B1 rated bonds is $443,000 while their amortized cost is $504,000, representing an unrealized loss of $61,000.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities until a recovery of fair value or maturity.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposit growth was $2.2 million in the first six months of 2011.  Repurchase agreements decreased $7.3 million and federal funds borrowed increased $12.4 million in the same period.  Federal Home Loan Bank borrowings decreased $10.0 million in the first six months of 2011.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $35.4 million as of June 30, 2011 with an average rate of 0.75%.  Brokered deposits were $28.8 million as of December 31, 2010 with an average rate of 0.81%.  As of June 30, 2011 and December 31, 2010, brokered deposits were 2.39% and 1.94% of total deposits, respectively.

Dividends and Equity

In January 2011, Hills Bancorporation paid a dividend of $4,399,000 or $1.00 per share.  The dividend was $0.91 per share in January 2010.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2011 totaled $173.4 million. Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 13.05% and 12.33% as of June 30, 2011 and December 31, 2010, respectively. The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 14.31% and 13.59% as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.  Even though the Bank is deemed well capitalized, the Company has filed with the Securities and Exchange Commission on Form S-3 a registration statement for the sale of up to $30 million of the Company’s common stock to further bolster its capital position. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

Discussion of operations for the six months ended June 30, 2011 and 2010

Net Income Overview

Net income increased $2,025,000 for the six months ended June 30, 2011 compared to the first six months of 2010.  Total net income was $14,131,000 in 2011 and $12,106,000 in the comparable period in 2010, an increase of 16.73%.  The changes in net income in 2011 from the first six months of 2010 were primarily the result of the following:

•	Net Interest income increased by $680,000.
•	The provision for loan losses decreased by $1,719,000.
•	Other income decreased by $893,000.
•	Other expenses decreased by $1,454,000.
•	Income taxes increased $935,000.

For the six-month periods ended June 30, 2011 and 2010, basic earnings per share were $3.22 and $2.74, respectively. Diluted earnings per share were $3.21 for the six months ended June 30, 2011 compared to $2.73 for the same period in 2010.

Fluctuations in the Company’s net income continue to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $33.8 million for the first six months of 2011 was derived from the Company’s $1.848 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.82%.  Average earning assets in the six months ended June 30, 2010 were $1.733 billion and the tax-equivalent net interest margin was 3.97%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.72% would have resulted approximately in a $916,000 decrease in income before income taxes in the six month period ended June 30, 2011. Similarly, an increase in the net interest margin of 10 basis points to 3.92% would have resulted in approximately a $916,000 increase in net interest income before taxes.  Net interest income for the Company increased due to the increase in average earning assets over the same period in 2010.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2011 and 2010

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.611 billion at June 30, 2011.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was $1,199,000 in 2011 compared to $2,918,000 in 2010.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $5,904,000 and $4,969,000 for the six months ended June 30, 2011 and 2010, respectively.  Income taxes as a percentage of income before taxes were 29.47% in 2011 and 29.10% in 2010.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first six months of 2011 was 3.82% compared to 3.97% in 2010 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2011 compared to the comparable period in 2010 are shown in the following table:

				Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate		Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$74,254	(0.37	) %	$2,120	$(2,818)	$(698)
Taxable securities	783	(0.46)		15	(250)	(235)
Nontaxable securities	11,490	(0.33)		298	(186)	112
Federal funds sold	29,045	-		37	-	37
	$115,572			$2,470	$(3,254)	$(784)

Interest expense:
Interest-bearing demand deposits	$48,710	(0.18	) %	$(116)	$249	$133
Savings deposits	27,926	(0.26)		(82)	501	419
Time deposits	8,256	(0.34)		(109)	1,083	974
Short-term borrowings	(826)	(0.25)		(36)	103	67
FHLB borrowings	(5,215)	0.02		109	(12)	97
	$78,851			$(234)	$1,924	$1,690
Change in net interest income				$2,236	$(1,330)	$906

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2011 and 2010

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2011	2010

Yield on average interest-earning assets	5.19%	5.63%
Rate on average interest-bearing liabilities	1.63	1.95
Net interest spread	3.56%	3.68%
Effect of noninterest-bearing funds	0.26	0.29
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.82%	3.97%

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met four times during the first six months of 2011.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2011, the average rate indexes for the one, three and five year indexes were 0.19%, 0.81% and 1.76%, respectively.  The one year index decreased 40.63% from 0.32% at June 30, 2010, the three year index decreased 19.00% and the five year index decreased 1.68%.  The three year index was 1.00% and the five year index was 1.79% at June 30, 2010.  The targeted federal funds rate was 0.25% at June 30, 2011 and 2010.

Provision for Loan Losses

The provision for loan losses was $1,199,000 in 2011 compared to $2,918,000 in 2010, a decrease of $1,719,000.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses increased $30,000 during the first six months of 2011.  In the first six months of 2011, there was an increase of $684,000 due to the volume and composition of loans outstanding.  There was an offsetting $654,000 decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and losses recognized.

The allowance for loan losses balance is also affected by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2011 and 2010, recoveries were $1,427,000 and $1,061,000, respectively; and charge-offs were $2,596,000 in 2011 and $4,789,000 in 2010.  The allowance for loan losses totaled $29,260,000 at June 30, 2011 compared to $29,230,000 at December 31, 2010.  The allowance represented 1.79% and 1.84% of loans held for investment at June 30, 2011 and December 31, 2010, respectively.

Net Gain on Sale of Loans

Loans originated for sale in the first six months of 2011 totaled $48.2 million compared to $80.5 million in the same period in 2010, a decrease of 40.12%.  In the six months ended June 30, 2011 and 2010, the net gain on sale of loans was $653,000 and $1,041,000, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2011 and 2010

Other Income

Other income, other than the net gain on sale of loans discussed above, decreased $505,000 for the six months ended June 30, 2011 from the comparable period in 2010.  Trust fees increased $193,000 in the first six months of 2011 as a result of assets under management increasing from $882.2 million as of June 30, 2010 to $1.011 billion as of June 30, 2011 due to market conditions and new trust relationships.  Service charges and fees decreased $291,000 in the first six months of 2011 from their level for the comparable period in 2010.  Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $250,000 due to volume of activity.  Overdraft and NSF charges are also included in service charges and fees.  This component decreased during the same period by $523,000, or 30.38%, due to regulatory changes effective August 15, 2010.

Other noninterest income was $1,405,000 for the six months ended June 30, 2011, a $219,000 decrease from the same period in 2010.   Other noninterest income for the six months ended June 30, 2010 included insurance proceeds of $425,000 received as a result of a claim filed by the Company in April 2008.  The claim pertained to alleged unauthorized activities by a former employee of the Bank in Bank internal accounts that were discovered during 2007.  The period ended June 30, 2011 includes state sales and use tax refunds of $128,000 which were not received in the prior year.

Other Expenses

Other expenses of $21,195,000 decreased $1,454,000 for the six months ended June 30, 2011 from the same period in 2010, a decrease of 6.42%.  Occupancy expenses increased $139,000 for the six months ended June 30, 2011, which included an $89,000 increase in property taxes and $38,000 increase in janitorial expenses.  The increases are related to the office location which opened in 2010. Furniture and equipment expense were $1,782,000 for the six months ended June 30, 2011 which represents a $233,000 decrease from the 2011 period.  The positive variance is due to a decrease of $112,000 in depreciation for furniture, fixtures and equipment and a decrease of $139,000 in software maintenance contracts.  The decrease in software maintenance contracts expense is due in part to the completion of a  review which resulted in a reduction of $102,000 in accrued use tax.

Outside services expense decreased $212,000 for the six months ended June 30, 2011 compared to June 30, 2010.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services.  Credit card, debit card and merchant card processing expenses increased $148,000 due to an increase in the volume of transactions in 2011 compared to 2010.  Other professional fees increased $112,000 due to an increase in third party professional fees in the lending, marketing and financial reporting areas during the first six months of 2011.  Attorney  fees decreased $101,000 as a result of the Company handling additional legal matters in its internal legal department.   Other real estate owned expense decreased $434,000 in the first six months of 2011.  During the first six months of 2010, the other real estate owned expense increased $390,000 for the payment and accrual of property taxes for other real estate owned.  The expense for property taxes was less during the 2011 period.

FDIC insurance assessment expense was $786,000 for the six months ended June 30, 2011.  This is a decrease of $259,000 when compared to the same period in 2010.  The decrease in FDIC insurance premium expense is due to the change in the premium calculation base by the FDIC.  Starting in the second quarter of 2011, the assessment is calculated using the assets of the Company less tangible capital resulting in a lower premium expense for the Company.  Previously, the assessment was calculated based on total deposits of the Company.  As of June 30, 2011, the Company has prepaid FDIC insurance of $4,331,000, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2011 and 2010

The net (gain) loss on sale of other real estate owned and other repossessed assets decreased $568,000 to a net gain of $385,000 for the six months ended June 30, 2011.  The total net gain on sale of other real estate owned for the six months ended June 30, 2011 consisted of a $124,000 fair market value adjustment on 6 properties within other real estate owned, a $516,000 gain on sale of 14 properties and a $7,000 loss on sale of 2 properties, for a net gain of $385,000.  During the same period in 2010, the loss consisted of a $267,000 fair market value adjustment on 8 properties within other real estate owned, a $98,000 gain on sale of 10 properties and a $14,000 loss on sale of 3 properties, for a net loss of $183,000.

Income Taxes

Federal and state income tax expenses were $5,904,000 and $4,969,000 for the six months ended June 30, 2011 and 2010, respectively.  Income taxes as a percentage of income before taxes were 29.47% in 2011 and 29.10% in 2010.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2011 and 2010

Net Income

Net income increased to $7,953,000 for the three months ended June 30, 2011 from $6,721,000 for the same period in 2010, an increase of 18.33%.  Earnings per share, both basic and diluted, increased for the three months ended June 30, 2011 compared to the same period in 2010.  For the three-month period ended June 30, 2011, basic earnings per share was $1.82 and diluted earnings per share was $1.81.  For the three months ended June 30, 2010, basic and diluted earnings per share were $1.52.

Net Interest Income

Net interest income increased for the three month period ended June 30, 2011 by $239,000 from the similar period in 2010.  The net interest margin in 2011 was 3.82% compared to 3.98% in 2010.  Net interest income changes on a tax-equivalent basis for the three months ended June 30, 2011 and 2010 are as follows:

				Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate		Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$85,785	(0.41	) %	$1,224	$(1,575)	$(351)
Taxable securities	542	(0.48)		6	(131)	(125)
Nontaxable securities	13,209	(0.41)		171	(113)	58
Federal funds sold	12,157	-		7	-	7
	$111,693			$1,408	$(1,819)	$(411)

Interest expense:
Interest-bearing demand deposits	$53,431	(0.17	) %	$(60)	$130	$70
Savings deposits	17,523	(0.27)		(22)	267	245
Time deposits	5,570	(0.29)		(36)	457	421
Short-term borrowings	7,625	(0.34)		(21)	40	19
FHLB borrowings	(10,000)	0.19		103	(88)	15
	$74,149			$(36)	$806	$770
Change in net interest income				$1,372	$(1,013)	$359

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loans fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2011 and 2010

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2011	2010

Yield on average interest-earning assets	5.16%	5.58%
Rate on average interest-bearing liabilities	1.59	1.88
Net interest spread	3.57%	3.70%
Effect of noninterest-bearing funds	0.25	0.28
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.82%	3.98%

Provision for Loan Losses

The provision for loan losses was a benefit of $266,000 in 2011 compared to $853,000 in expense in 2010, a decrease of $1,119,000.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses decreased $560,000 during the second quarter of 2011.  In the second quarter of 2011, there was a decrease of $60,000 due to the volume and composition of loans outstanding.  There was an additional $500,000 decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and losses recognized.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2011 and 2010, recoveries were $801,000 and $698,000, respectively; and charge-offs were $1,095,000 in 2011 and $3,041,000 in 2010.  The allowance for loan losses totaled $29,260,000 at June 30, 2011 compared to $28,350,000 at June 30, 2010.  The allowance represented 1.79% and 1.84% of loans held for investment at June 30, 2011 and June 30, 2010, respectively.

Other Income

Other income decreased $259,000 to $4,329,000 for the three months ended June 30, 2011 as compared to the same period in 2010.  Net gain on sale of loans decreased by $325,000 in the quarter ended June 30, 2011 as compared to the same quarter in 2010 due to a decrease in the volume of loans sold in 2011.  Trust fees increased $64,000 in the second quarter of 2011 as a result of the increase in assets under management as noted in the discussion of the results of the six months ended June 30, 2011.

Service charges and fees decreased $180,000 in the second quarter of 2011 from their level for the comparable period in 2010.  Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $120,000 due to volume of activity.  Overdraft and NSF charges are also included in service charges and fees.  This component decreased during the same period by $291,000, or 32.28%, due to regulatory changes effective August 15, 2010.

Other noninterest income was $736,000 for the three months ended June 30, 2011, a $191,000 increase from the same period in 2010.  The period ended June 30, 2011 includes state sales and use tax refunds of $128,000 which were not received in the 2010 three month period.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2011 and 2010

Other Expenses

Other expenses of $10,270,000 decreased $823,000 for the three months ended June 30, 2011 from the same period in 2010, a decrease of 7.42%.  Occupancy expense increased $69,000 for the three months ended June 30, 2011 which included a $53,000 increase in property taxes and a $19,000 increase in janitorial services.  Furniture and equipment expense decreased $183,000 for the three months ended June 30, 2011.  The positive variance is due to a decrease of $56,000 in depreciation for furniture, fixtures and equipment and a decrease of $117,000 in software maintenance contracts.  The decrease in software maintenance contracts expense is due in part to the completion of a review which resulted in a reduction of $102,000 in accrued use tax.

Outside services expense decreased $46,000 for the three months ended June 30, 2011 compared to June 30, 2010.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services.  Credit card, debit card and merchant card processing expenses increased $88,000 due to an increase in the volume of transactions in 2011 compared to 2010.  Attorney  fees decreased $91,000 as a result of the Company handling additional legal matters in its internal legal department.   Other real estate owned expense decreased $96,000 in the second quarter of 2011 as compared to the second quarter of 2010.

FDIC insurance assessment expense was $86,000 for the three months ended June 30, 2011.  This is a decrease of $185,000 when compared to the same period in 2010.  The decrease in FDIC insurance premium expense is due to the change in the premium calculation base by the FDIC.

The net (gain) loss on sale of other real estate owned and other repossessed assets decreased $426,000 to a net gain of $384,000 for the three months ended June 30, 2011.  The total net gain on sale of other real estate owned for the three months ended June 30, 2011 consisted of a $27,000 fair market value adjustment on 2 properties within other real estate owned, a $417,000 gain on sale of 9 properties and a $6,000 loss on sale of 1 property, for a net gain of $384,000.  During the same period in 2010, the loss consisted of a $123,000 fair market value adjustment on 6 properties within other real estate owned, a $117,000 gain on sale of 6 properties and a $36,000 loss on sale of 1 property, for a net loss of $42,000.

Income Taxes

Federal and state income tax expenses were $3,501,000 and $2,811,000 for the three months ended June 30, 2011 and 2010, respectively.  Income taxes as a percentage of income before taxes were 30.57% in 2011 and 29.49% in 2010.

Index

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 11.08% of the Company’s total assets at June 30, 2011, compared to 10.64% at December 31, 2010.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2011, the Company had borrowed $185 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. The Company repaid $10,000,000 in FHLB borrowings in March 2011.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $300 million at June 30, 2011.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $147 million. Those two lines of credit require the pledging of investment securities when drawn upon.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2011.

As of June 30, 2011, investment securities with a carrying value of $52,023,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2010, investment securities with a carrying value of $46,928,000 were pledged.

Contractual Obligations

The Bank is adding an additional office location in North Liberty, Iowa, opening in the first quarter of 2012.  It is expected that the Bank will provide retail and commercial banking services at this proposed office and that it also will serve as the new location of the Bank’s Trust and Wealth Management Department (the “Trust Department”).  The Trust Department, which currently has 21 employees, was displaced by flooding in June of 2008 from the Iowa City South Gilbert Street office.  Since that time, the Trust Department has occupied 6,600 square feet of leased office space one half mile south of the proposed new office.  The new office location will enhance services available at the Trust Department, which will be housed with other traditional banking functions including deposit and loan services provided to the Bank’s retail and commercial customers.  The new office location will have approximately 18,600 square feet.  Construction costs for the building are estimated at $3.9 million and the Company purchased the land for $1.6 million.  The Bank will not incur any debt during the construction of the new office.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the six months of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the six months ended June 30, 2011:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	422	$61.00	229,950	520,050
May 1 to May 31	28,435	61.99	258,385	491,615
June 1 to June 30	10,625	62.00	269,010	480,990
Total	39,482	$61.99	269,010	480,990

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

The Company issued 2,200 shares of unregistered shares of its common stock during the quarter ended June 30, 2011 pursuant to the exercise of options under the 2000 Stock Option and Incentive Plan for an aggregate exercise price of $56,457.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.  In addition, the Company issued 130 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued for no cash consideration and will vest over a five-year period from the date of grant.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

31	Certifications under Sections 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Sections 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: July 29, 2011	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: July 29, 2011	By: /s/ James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2011

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2011 Form 10-Q

3.1	Articles of Incorporation filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

3.2	By-Laws filed as Exhibit 3 of Form 10-K for the year ended December 31, 1993 are incorporated by reference.

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	47 - 48

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	49