Form 10-Q
period 2011-09-30
HILLS BANCORPORATION
filed 2011-11-09
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At October 31, 2011

Common Stock, no par value	4,596,458

HILLS BANCORPORATION

HILLS BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

	September 30, 2011
ASSETS	(Unaudited)	December 31, 2010

Cash and cash equivalents	$27,816	$62,978
Investment securities available for sale at fair value (amortized cost September 30, 2011 $209,519; December 31, 2010 $200,995)	217,605	205,498
Stock of Federal Home Loan Bank	10,739	11,105
Loans held for sale	22,495	10,390
Loans, net of allowance for loan losses (September 30, 2011 $29,650; December 31, 2010 $29,230)	1,637,673	1,561,430
Property and equipment, net	28,232	26,806
Tax credit real estate	19,994	20,960
Accrued interest receivable	9,386	8,686
Deferred income taxes, net	8,837	9,870
Other real estate	1,978	2,233
Goodwill	2,500	2,500
Prepaid FDIC insurance	4,081	5,038
Other assets	5,044	3,789
	$1,996,380	$1,931,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$217,325	$198,791
Interest-bearing deposits	1,307,965	1,281,950
Total deposits	$1,525,290	$1,480,741
Short-term borrowings	45,310	46,928
Federal Home Loan Bank borrowings	185,000	195,000
Accrued interest payable	1,617	1,996
Other liabilities	21,976	15,404
	$1,779,193	$1,740,069

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$26,747	$24,945

STOCKHOLDERS' EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued September 30, 2011 4,800,253 shares; December 31, 2010 4,624,519 shares	$-	$-
Paid in capital	25,900	14,875
Retained earnings	201,953	185,412
Accumulated other comprehensive income	4,993	2,781
Treasury stock at cost (September 30, 2011 287,364 shares; December 31, 2010 226,182 shares)	(15,659)	(11,854)
	$217,187	$191,214
Less maximum cash obligation related to ESOP shares	26,747	24,945
	$190,440	$166,269
	$1,996,380	$1,931,283

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$21,977	$22,282	$65,084	$66,274
Investment securities:
Taxable	692	814	2,182	2,539
Nontaxable	863	806	2,588	2,458
Federal funds sold	1	9	66	37
Total interest income	$23,533	$23,911	$69,920	$71,308
Interest expense:
Deposits	$3,838	$4,574	$12,292	$14,554
Short-term borrowings	109	124	305	387
FHLB borrowings	2,012	2,027	5,983	6,095
Total interest expense	$5,959	$6,725	$18,580	$21,036
Net interest income	$17,574	$17,186	$51,340	$50,272
Provision for loan losses	1,561	2,870	2,760	5,788
Net interest income after provision for loan losses	$16,013	$14,316	$48,580	$44,484
Other income:
Net gain on sale of loans	$546	$1,044	$1,199	$2,085
Trust fees	1,114	1,004	3,309	3,006
Service charges and fees	1,937	1,985	5,669	6,008
Rental revenue on tax credit real estate	397	403	1,075	1,269
Other noninterest income	580	649	1,985	2,273
	$4,574	$5,085	$13,237	$14,641
Other expenses:
Salaries and employee benefits	$5,532	$5,582	$16,616	$16,587
Occupancy	809	835	2,464	2,351
Furniture and equipment	957	1,032	2,739	3,047
Office supplies and postage	308	380	962	1,071
Advertising and business development	402	404	1,178	1,210
Outside services	1,829	1,144	5,052	4,579
Rental expenses on tax credit real estate	648	648	1,530	1,870
FDIC insurance assessment	267	581	1,053	1,626
Net (gain) loss on sale of other real estate owned and other repossessed assets	(119)	17	(504)	200
Other noninterest expense	392	305	1,130	1,036
	$11,025	$10,928	$32,220	$33,577
Income before income taxes	$9,562	$8,473	$29,597	$25,548
Income taxes	2,753	2,440	8,657	7,409
Net income	$6,809	$6,033	$20,940	$18,139

Earnings per share:
Basic	$1.55	$1.37	$4.77	$4.11
Diluted	1.55	1.37	4.76	4.10

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$6,809	$6,033	$20,940	$18,139

Other comprehensive income:
Unrealized holding gains arising during the period	$1,578	$1,478	$3,601	$1,254
Income tax effect of unrealized gains	(597)	(555)	(1,371)	(463)
	$981	$923	$2,230	$791

Less: reclassification adjustments for gains included in net income, net of income taxes	(18)	(44)	(18)	(44)

Other comprehensive income	$963	$879	$2,212	$747

Comprehensive income	$7,772	$6,912	$23,152	$18,886

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Maximum Cash Obligation Related to ESOP Shares	Treasury Stock	Total

Balance, December 31, 2009	$14,582	$166,120	$4,200	$(22,900)	$(10,227)	$151,775

Issuance of 652 shares of common stock	26	-	-	-	-	26
Forfeiture of 679 shares of common stock	(32)	-	-	-	-	(32)
Share-based compensation	12	-	-	-	-	12
Income tax benefit related to share-based compensation	3	-	-	-	-	3
Change related to ESOP shares	-	-	-	(1,770)	-	(1,770)
Net income	-	18,139	-	-	-	18,139
Dividends ($.91 per share)	-	(4,024)	-	-	-	(4,024)
Purchase of 25,255 shares of common stock	-	-	-	-	(1,384)	(1,384)
Other comprehensive income	-	-	747	-	-	747
Balance, September 30, 2010	$14,591	$180,235	$4,947	$(24,670)	$(11,611)	$163,492

Balance, December 31, 2010	$14,875	$185,412	$2,781	$(24,945)	$(11,854)	$166,269

Issuance of 176,639 shares of common stock	11,012	-	-	-	-	11,012
Forfeiture of 905 shares of common stock	(48)	-	-	-	-	(48)
Share-based compensation	12	-	-	-	-	12
Income tax benefit related to share-based compensation	49	-	-	-	-	49
Change related to ESOP shares	-	-	-	(1,802)	-	(1,802)
Net income	-	20,940	-	-	-	20,940
Dividends ($1.00 per share)	-	(4,399)	-	-	-	(4,399)
Purchase of 61,182 shares of common stock	-	-	-	-	(3,805)	(3,805)
Other comprehensive income	-	-	2,212	-	-	2,212
Balance, September 30, 2011	$25,900	$201,953	$4,993	$(26,747)	$(15,659)	$190,440

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$20,940	$18,139
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,862	2,026
Provision for loan losses	2,760	5,788
Net gain on sale of investment securities	(29)	(71)
Share-based compensation	12	12
Forfeiture of common stock	(48)	(32)
Compensation expensed through issuance of common stock	364	16
Excess tax benefits from share-based compensation	(49)	(3)
Provision for deferred income taxes	(338)	129
Net (gain) loss on sale of other real estate owned and other repossessed assets	(504)	200
Increase in accrued interest receivable	(700)	(107)
Amortization of discount on investment securities, net	723	667
Decrease in prepaid FDIC insurance	957	1,423
(Increase) decrease in other assets	(1,206)	450
Increase in accrued interest payable and other liabilities	6,193	3,724
Loans originated for sale	(109,364)	(164,987)
Proceeds on sales of loans	98,458	163,732
Net gain on sales of loans	(1,199)	(2,085)
Net cash and cash equivalents provided by operating activities	$18,832	$29,021

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$36,124	$35,644
Proceeds from sales of investment securities available for sale	529	4,892
Purchases of investment securities available for sale	(45,505)	(38,800)
Loans made to customers, net of collections	(80,975)	(19,227)
Proceeds on sale of other real estate owned and other repossessed assets	2,731	2,771
Purchases of property and equipment	(3,288)	(2,213)
Investment in tax credit real estate, net	966	(2,498)
Net cash used in investing activities	$(89,418)	$(19,431)

Cash Flows from Financing Activities
Net increase in deposits	$44,549	$86,329
Net decrease in short-term borrowings	(1,618)	(29,488)
Issuance of common stock	10,569	-
Stock options exercised	79	10
Excess tax benefits related to share-based compensation	49	3
Borrowings from FHLB	-	10,000
Payments on FHLB borrowings	(10,000)	(40,000)
Purchase of treasury stock	(3,805)	(1,384)
Dividends paid	(4,399)	(4,024)
Net cash provided by financing activities	$35,424	$21,446

(Continued)

HILLS BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2011	2010

(Decrease) increase in cash and cash equivalents	$(35,162)	$31,036

Cash and cash equivalents:
Beginning of year	62,978	24,095
End of period	$27,816	$55,131

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$12,671	$14,878
Interest paid on other obligations	6,288	6,482
Income taxes paid	8,234	5,539

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$1,802	$1,770
Transfers to other real estate owned	1,972	2,331

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

Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2010 filed with the Securities Exchange Commission on March 10, 2011.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Common shares outstanding at the beginning of the period	4,358,392	4,403,452	4,398,337	4,422,274
Weighted average number of net shares issued (redeemed)	23,248	(3,484)	(11,985)	(11,320)
Weighted average shares outstanding (basic)	4,381,640	4,399,968	4,386,352	4,410,954

Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	10,705	13,266	10,773	13,295
Weighted average number of shares	4,392,345	4,413,234	4,397,125	4,424,249

Net income (In Thousands)	$6,809	$6,033	$20,940	$18,139

Earnings per share:
Basic	$1.55	$1.37	$4.77	$4.11
Diluted	$1.55	$1.37	$4.76	$4.10

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.                      Recent Accounting Pronouncements and Recent Legislative Developments

Recent Accounting Pronouncements

On April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring (“TDR”).  The ASU provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty.  The ASU also ends the deferral of activity based disclosures about TDRs and public entities will be required to disclose activity based information beginning in the period the ASU is adopted.  For the Company, this ASU is effective for interim and annual reporting periods beginning on or after June 15, 2011.  The adoption of ASU No. 2011-02 in the third quarter of 2011 did not have a significant impact on the Company’s consolidated financial statements.

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all loan modifications that occurred on or after January 1, 2011 for identification as a TDR.  The Company did not identify any new TDRs from this assessment.

On May 12, 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This ASU provides guidance about how fair value should be determined where it already is required or permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS.  For the Company, this ASU is effective for interim and annual periods beginning after December 15, 2011.  The ASU will not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment.  This ASU permits the Company to make a qualitative assessment of whether it is more likely than not that the fair value of the portion of the Company to which goodwill relates is less than its carrying amount before applying the two-step goodwill impairment test.  The ASU is intended to simplify how the Company tests goodwill for impairment.  For the Company, this ASU is effective for interim and annual periods beginning after December 15, 2011.  The ASU will not have a material impact on the Company’s consolidated financial statements.

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

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4. Loans

The composition of loans is as follows:

	September 30, 2011	December 31, 2010
	(Amounts In Thousands)

Agricultural	$65,886	$65,004
Commercial and financial	148,686	141,619
Real estate:
Construction, 1 to 4 family residential	23,862	25,232
Construction, land development and commercial	85,341	86,552
Mortgage, farmland	94,840	90,448
Mortgage, 1 to 4 family first liens	565,668	519,533
Mortgage, 1 to 4 family junior liens	107,019	109,036
Mortgage, multi-family	216,548	202,630
Mortgage, commercial	307,275	302,020
Loans to individuals	20,195	23,627
Tax exempt	32,003	24,959
	$1,667,323	$1,590,660
Less allowance for loan losses	29,650	29,230
	$1,637,673	$1,561,430

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the nine months ended September 30, 2011 were as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	(81)	(1,668)	(238)	-	(1,766)	(216)	(193)	(4,162)
Recoveries	34	642	8	-	726	252	160	1,822
Provision	(574)	1,156	121	(61)	1,943	204	(29)	2,760

Ending balance	$1,549	$6,872	$4,285	$1,421	$8,855	$5,897	$771	$29,650

Ending balance, individually evaluated for impairment	$-	$99	$-	$20	$64	$88	$1	$272

Ending balance, collectively evaluated for impairment	$1,549	$6,773	$4,285	$1,401	$8,791	$5,809	$770	$29,378

Loans:

Ending balance	$65,886	$148,686	$109,203	$94,840	$672,687	$523,823	$52,198	$1,667,323

Ending balance, individually evaluated for impairment	-	1,497	1,452	1,110	4,387	17,585	3	26,034

Ending balance, collectively evaluated for impairment	65,886	147,189	107,751	93,730	668,300	506,238	52,195	1,641,289

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4. Loans (continued)

Changes in the allowance for loan losses for the three months ended September 30, 2011 were as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,403	$6,634	$4,211	$1,429	$8,882	$5,877	$824	$29,260
Charge-offs	(81)	(561)	(205)	-	(518)	(157)	(44)	(1,566)
Recoveries	11	179	1	-	129	32	42	395
Provision	216	620	278	(8)	362	145	(51)	1,561

Ending balance	$1,549	$6,872	$4,285	$1,421	$8,855	$5,897	$771	$29,650

Changes in the allowance for loan losses for the three and nine months ended September 30, 2010 (amounts in thousands) are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010

Balance, beginning	$28,350	$29,160
Charge-offs:
Agricultural	1	9
Commercial and financial	1,447	3,268
Real estate:
Construction and land development	307	1,039
Mortgage, farmland	-	39
Mortgage, 1 to 4 family	1,485	2,931
Mortgage, multi-family and commercial	589	1,125
Other	56	263
	3,885	8,674

Recoveries:
Agricultural	225	230
Commercial and financial	306	745
Real estate:
Construction and land development	1	3
Mortgage, farmland	44	44
Mortgage, 1 to 4 family	51	424
Mortgage, multi-family and commercial	32	111
Other	56	219
	715	1,776
Net charge-offs	3,170	6,898
Provision charged to expense	2,870	5,788
Balance, ending	$28,050	$28,050

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4. Loans (continued)

The following table presents the credit quality indicators by type of loans in each category as of September 30, 2011 and December 31, 2010, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
September 30, 2011
Grade:
Pass	$55,146	$120,727	$20,563	$62,556
Potential Watch	3,214	3,886	1,067	4,749
Watch	4,327	14,331	1,922	7,405
Substandard	3,199	9,742	310	10,631
Total	$65,886	$148,686	$23,862	$85,341

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
September 30, 2011
Grade:
Pass	$85,314	$501,040	$94,916	$176,064
Potential Watch	1,661	19,356	3,211	11,544
Watch	2,503	20,985	4,698	18,910
Substandard	5,362	24,287	4,194	10,030
Total	$94,840	$565,668	$107,019	$216,548

	Real Estate: Mortgage, commercial	Loans to individuals	Tax exempt	Total
September 30, 2011
Grade:
Pass	$254,374	$19,545	$31,936	$1,422,181
Potential Watch	8,405	187	-	57,280
Watch	36,778	226	67	112,152
Substandard	7,718	237	-	75,710
Total	$307,275	$20,195	$32,003	$1,667,323

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

Past due loans as of September 30, 2011 and December 31, 2010 were as follows:

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)

September 30, 2011
Agriculture	$224	$248	$-	$472	$65,414	$65,886	$-
Commercial and financial	562	396	751	1,709	146,977	148,686	548
Real estate:
Construction, 1 to 4 family residential	100	-	-	100	23,762	23,862	-
Construction, land development and commercial	1,503	298	758	2,559	82,782	85,341	-
Mortgage, farmland	-	28	969	997	93,843	94,840	969
Mortgage, 1 to 4 family first liens	320	912	3,138	4,370	561,298	565,668	2,039
Mortgage, 1 to 4 family junior liens	533	225	746	1,504	105,515	107,019	475
Mortgage, multi-family	-	317	-	317	216,231	216,548	0
Mortgage, commercial	194	596	513	1,303	305,972	307,275	468
Loans to individuals	51	12	3	66	20,129	20,195	3
Tax exempt	1,440	-	-	1,440	30,563	32,003	-
	$4,927	$3,032	$6,878	$14,837	$1,652,486	$1,667,323	$4,502

December 31, 2010:
Agriculture	$77	$20	$104	$201	$64,803	$65,004	$104
Commercial and financial	643	141	1,464	2,248	139,371	141,619	1,045
Real estate:
Construction, 1 to 4 family residential	944	-	271	1,215	24,017	25,232	271
Construction, land development and commercial	5,140	60	1,605	6,805	79,747	86,552	145
Mortgage, farmland	391	-	-	391	90,057	90,448	-
Mortgage, 1 to 4 family first liens	5,620	2,134	4,470	12,224	507,309	519,533	3,053
Mortgage, 1 to 4 family junior liens	843	199	509	1,551	107,485	109,036	483
Mortgage, multi-family	-	-	1,837	1,837	200,793	202,630	-
Mortgage, commercial	1,110	366	230	1,706	300,314	302,020	229
Loans to individuals	38	5	15	58	23,569	23,627	15
Tax exempt	19	-	-	19	24,940	24,959	-
	$14,825	$2,925	$10,505	$28,255	$1,562,405	$1,590,660	$5,345

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4. Loans (continued)

The following table summarizes the Company’s impaired loans and non-performing assets at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Amounts In Thousands)

Non-accrual loans	$6,554	$8,246
Accruing loans past due 90 days or more	4,502	5,345
TDR loans (1)	14,978	17,957
Total impaired loans	26,034	31,548
Other real estate	1,978	2,233
Non-performing assets (includes impaired loans and other real estate)	28,012	33,781
Loans held for investment	1,667,323	1,590,660
Ratio of allowance for loan losses to loans held for investment	1.78%	1.84%
Ratio of allowance for loan losses to impaired loans	113.89	92.65
Ratio of impaired loans to total loans held for investment	1.56	1.98
Ratio of non-performing assets to total assets	1.40	1.75

(1)
Total TDR loans were $17.7 million and $22.4 million as of September 30, 2011 and December 31, 2010, respectively.  Included in the total TDRloans were $2.7 million and $4.4 million of non-accrual loans as of September 30, 2011 and December 31, 2010.

Certain impaired loan information by loan type at September 30, 2011 and December 31, 2010, was as follows:

	September 30, 2011			December 31, 2010
	Non-accrual loans	Accruing loans past due 90 days or more	Restructured loans	Non-accrual loans	Accruing loans past due 90 days or more	Restructured loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	$-	$-	$-	$-	$104	$-
Commercial and financial	860	548	90	2,647	1,045	-
Real estate:
Construction, 1 to 4 family residential	-		-	-	271	-
Construction, land development and commercial	1,452	-	-	1,546	145	2,118
Mortgage, farmland	141	969	-	147	-	-
Mortgage, 1 to 4 family first liens	1,528	2,039	73	1,783	3,053	779
Mortgage, 1 to 4 family junior liens	271	475	-	26	483	963
Mortgage, multi-family	1,848	0	5,901	1,837	-	2,938
Mortgage, commercial	454	468	8,914	260	229	11,159
Loans to individuals	-	3	-	-	15	-
	$6,554	$4,502	$14,978	$8,246	$5,345	$17,957

Loans 90 days or more past due that are still accruing interest decreased $800,000 from December 31, 2010 to September 30, 2011 due to an overall reduction in delinquency trends during the first nine months of 2011. The average past due loan balance was $102,000 as of September 30, 2011 and $73,000 as of December 31, 2010.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4. Loans (continued)

The Company may modify the terms of a loan to maximize the collection of amounts due.  Such a modification is considered a troubled debt restructuring ("TDR").  In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or an extension of the maturity date.  Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so a concessionary modification is granted to the borrower that would otherwise not be considered. TDR loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.

Below is a summary of information for TDR loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Number			Number
	of	Recorded	Commitments	of	Recorded	Commitments
	contracts	investment	outstanding	contracts	investment	outstanding
		(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	-	$-	$-	-	$-	$-
Commercial and financial	3	625	-	2	2,301	155
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	1,106
Construction, land development and commercial	-	-	-	4	2,118	2,008
Mortgage, farmland	-	-	-	-	-	-
Mortgage, 1 to 4 family first liens	2	73	-	3	779	-
Mortgage, 1 to 4 family junior liens	2	-	-	4	963	-
Mortgage, multi-family	4	7,652	-	3	4,775	-
Mortgage, commercial	5	9,323	-	5	11,419	-
Loans to individuals	-	-	-	-	-	-
	16	$17,673	$-	21	$22,355	$3,269

The following is a summary of TDR loans that were modified during the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
	Number	Pre-modification	Post-modification
	of	recorded	recorded
	contracts	investment	investment
		(Amounts In Thousands)

Commercial and financial	2	$251	$251
Real estate:
Mortgage, commercial	1	157	90
	3	$408	$341

There were no loans modified during the three months ended September 30, 2011.

There were no commitments to lend additional borrowings to restructured loan customers as of September 30, 2011.  The Company had commitments to lend additional borrowings to restructured loan customers noted above as of December 31, 2010.  These commitments were in the normal course of business and allowed the borrowers to build pre-sold homes and commercial property, which was expected to increase their overall cash flow.  The additional borrowings were not used to facilitate payments on these loans.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4. Loans (continued)

There were no TDRs for which there was a payment default (defined as past due 90 days or more) during the three and nine months ended September 30, 2011.

Information regarding impaired loans as of and for the three and nine months ended September 30, 2011 was as follows:

	September 30, 2011		Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agriculture	$-	$-	$-	$-	$-	$-	$-
Commercial and financial	950	2,527	-	1,445	1	1,895	4
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	1,452	1,648	-	1,478	-	1,510	-
Mortgage, farmland	141	161	-	142	-	144	-
Mortgage, 1 to 4 family first liens	1,602	2,048	-	1,641	1	1,758	5
Mortgage, 1 to 4 family junior liens	271	495	-	272	-	272	-
Mortgage, multi-family	1,848	2,180	-	1,868	-	1,842	-
Mortgage, commercial	454	2,481	-	503	4	519	11
Loans to individuals	-	-	-	-	-	-	-
	$6,718	$11,540	$-	$7,349	$6	$7,940	$20
With an allowance recorded:
Agriculture	$-	$-	$-	$-	$-	$-	$-
Commercial and financial	547	592	99	562	8	567	26
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	-	-	-	-	-	-	-
Mortgage, farmland	969	969	20	969	15	973	44
Mortgage, 1 to 4 family first liens	2,039	2,238	51	2,068	25	2,119	75
Mortgage, 1 to 4 family junior liens	475	475	13	475	7	462	21
Mortgage, multi-family	5,901	5,901	63	5,909	78	5,491	216
Mortgage, commercial	9,382	9,382	25	9,403	141	9,339	415
Loans to individuals	3	3	1	3	-	3	-
	$19,316	$19,560	$272	$19,389	$274	$18,954	$797
Total:
Agriculture	$-	$-	$-	$-	$-	$-	$-
Commercial and financial	1,497	3,119	99	2,007	9	2,462	30
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	1,452	1,648	-	1,478	-	1,510	-
Mortgage, farmland	1,110	1,130	20	1,111	15	1,117	44
Mortgage, 1 to 4 family first liens	3,641	4,286	51	3,709	26	3,877	80
Mortgage, 1 to 4 family junior liens	746	970	13	747	7	734	21
Mortgage, multi-family	7,749	8,081	63	7,777	78	7,333	216
Mortgage, commercial	9,836	11,863	25	9,906	145	9,858	426
Loans to individuals	3	3	1	3	-	3	-
	$26,034	$31,100	$272	$26,738	$280	$26,894	$817

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

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4. Loans (continued)

Impaired loans decreased $5.5 million from December 31, 2010 to September 30, 2011.  Impaired loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and restructured loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.56% of loans held for investment as of September 30, 2011 and 1.98% as of December 31, 2010.  The decrease in impaired loans is due mainly to two customer relationships totaling $3.7 million no longer classified as restructured loans.  The customers were removed from the classification as the loans were returned to a market rate of interest, all payments have been made as agreed according to the modified loan terms and they are no longer experiencing financial difficulties.  Non-accrual loans decreased $1.7 million from December 31, 2010 to September 30, 2011.  The reduction in non-accrual loans is due to principal payments received and loans charged off during the nine months ended September 30, 2011.  In addition, there was an overall reduction in delinquency trends during the first nine months of 2011.

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

For loans that are collateral dependent, losses are evaluated based on the portion of a loan that exceeds the fair market value of the collateral.  In general, this is the amount that the carrying value of the loan exceeds the related appraised value less estimated costs to sell the collateral.  Generally, it is the Company’s policy not to rely on appraisals that are older than one year prior to the date the impairment is being measured.  The most recent appraisal values may be adjusted if, in the Company’s judgment, experience and other market data indicate that the property’s value, use, condition, exit market or other variable affecting its value may have changed since the appraisal was performed, consistent with the December 2006 joint interagency guidance on the allowance for loan losses.  The charge off or loss adjustment supported by an appraisal is considered the minimum charge off.  Any adjustments made to the appraised value are to provide an additional charge off or specific reserve based on the applicable facts and circumstances.  In instances where there is an estimated decline in value, a specific reserve may be provided or a charge off taken pending confirmation of the amount of the loss from an updated appraisal.  Upon receipt of the new appraisals, an additional specific reserve may be provided or charge off taken based on the appraised value of the collateral.  On average, appraisals are obtained within one month of order.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.                      Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments under ASC 820, Financial Instruments, as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts In Thousands)

Cash and cash equivalents	$27,816	$27,816	$62,978	$62,978
Investment securities	228,344	228,344	216,603	216,603
Loans	1,660,168	1,705,671	1,571,820	1,578,072
Accrued interest receivable	9,386	9,386	8,686	8,686
Deposits	1,525,290	1,544,653	1,480,741	1,483,116
Short-term borrowings	45,310	45,310	46,928	46,928
Federal Home Loan Bank borrowings	185,000	199,695	195,000	210,093
Accrued interest payable	1,617	1,617	1,996	1,996

	Face Amount		Face Amount
Off-balance sheet instruments:
Loan commitments	$300,437	$-	$281,864	$-
Letters of credit	12,039	-	11,936	-

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

The pricing for investment securities is obtained from an independent source.  The Company’s investment securities are measured at fair value as either level 1 or level 2 assets.  There are no level 3 investment securities owned by the Company.  Due to these factors, the Company reviews prices provided by the independent source on a monthly basis for unusual fluctuations.  Due to the nature of our investment portfolio, the Company does not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2011.  If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:
	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts In Thousands)

Investment securities available for sale	$98,522	$119,083	$-	$217,605
Total	$98,522	$119,083	$-	$217,605

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$97,836	$107,662	$-	$205,498
Total	$97,836	$107,662	$-	$205,498

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.                      Fair Value Measurements (continued)

All securities from the FHLB, FHLMC and FNMA are included in Level 1.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2011.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.    The following tables present the Company’s assets that are measured at fair value on a nonrecurring basis.

	September 30, 2011
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2011 Total Losses	Nine Months Ended September 30, 2011 Total Losses
	(Amounts In Thousands)

Loans (1)	$-	$11,473	$-	$11,473	$597	$1,374
Foreclosed assets (2)	-	192	-	192	12	136
Total	$-	$11,665	$-	$11,665	$609	$1,510

					Year Ended
	December 31, 2010				December 31, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$13,639	$-	$13,639	$4,826
Foreclosed assets (2)	-	762	-	762	505
Total	$-	$14,401	$-	$14,401	$5,331

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

As of September 30, 2011, the $11.5 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types:  $6.1 million of 1 – 4 family residential loans, $2.4 million of commercial and industrial loans, and $1.1 million of commercial mortgage loans.  The remaining $1.9 million includes loans in the following categories:  construction and land development, agricultural, real estate construction, mortgage – farmland, mortgage – multi-family, and loans to individuals.  The total $11.5 million of loans represents the carrying value of loans partially charged off as it was determined that the fair value of the loan collateral was less than the carrying value.  Of the total $11.5 million, $3.2 million was included in the nonaccrual loan total.  The remaining $8.3 million is accruing interest based on the fact loan payments have been made as contractually agreed.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.                      Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  This authorization is set to expire on December 31, 2013.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors.  The Company has purchased 287,364 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2011.  Of these 287,364 shares, 18,354 shares were purchased during the quarter ended September 30, 2011, at an average price per share of $62.98.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$34,676	$35,932
Credit cards	43,008	42,369
Commercial, real estate and home construction	83,355	65,035
Commercial lines and real estate purchase loans	139,398	138,528
Outstanding letters of credit	12,039	11,936

Note 8.                      Income Taxes

Federal income tax expense for the nine months ended September 30, 2011 and 2010 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2010, 2009 and 2008 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2010, 2009 and 2008 remain open for examination.  There were no material unrecognized tax benefits at December 31, 2010 and September 30, 2011 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2011, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2012.

Income taxes as a percentage of income before taxes were 29.25% in 2011 and 29.00% in 2010.  The increase in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of September 30, 2011 and December 31, 2010 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At September 30, 2011, the Bank has fourteen full-service locations and a trust and wealth management location. The Company is adding an additional office in North Liberty, Iowa, opening in the first quarter of 2012.

Net income for the nine month period ended September 30, 2011 was $20.94 million compared to $18.14 million for the same nine months of 2010, an increase of 15.44%.  The $2,801,000 increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first nine months of 2011 are an increase in net interest income of $1,068,000 and a decrease in the provision for loan losses of $3,028,000.  In addition, other income decreased $1,404,000 for the first nine months of 2011 and other expenses decreased $1,357,000 during the 2011 period.

The Company achieved a return on average assets of 1.34% and a return on average equity of 13.27% for the twelve months ended September 30, 2011, compared to the twelve months ended September 30, 2010 which were 1.22% and 12.56%, respectively. Dividends of $1.00 per share were paid in January 2011 to 1,726 shareholders.  The 2010 dividend was $0.91 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.85% in 2011 compared to 4.00% in 2010.  Average earning assets were $1.849 billion in 2011 and $1.735 billion in 2010.

Highlights noted on the balance sheet as of September 30, 2011 for the Company included the following:

•	Total assets were $1.996 billion, an increase of $65.10 million since December 31, 2010.
•	Net loans were $1.660 billion, an increase of $88.35 million since December 31, 2010.
•	Deposit growth of $44.55 million since December 31, 2010.
•	Federal Home Loan Bank borrowings decreased $10.0 million since December 31, 2010.

Reference is made to Note 5 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

The following table sets forth the composition of the loan portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$65,886	3.95%	$65,004	4.09%
Commercial and financial	148,686	8.92	141,619	8.90
Real estate:
Construction, 1 to 4 family residential	23,862	1.43	25,232	1.59
Construction, land development and commercial	85,341	5.12	86,552	5.44
Mortgage, farmland	94,840	5.69	90,448	5.69
Mortgage, 1 to 4 family first liens	565,668	33.93	519,533	32.66
Mortgage, 1 to 4 family junior liens	107,019	6.42	109,036	6.85
Mortgage, multi-family	216,548	12.99	202,630	12.74
Mortgage, commercial	307,275	18.43	302,020	18.99
Loans to individuals	20,195	1.20	23,627	1.48
Obligations of state and political subdivisions	32,003	1.92	24,959	1.57
	$1,667,323	100.00%	$1,590,660	100.00%
Less allowance for loan losses	29,650		29,230
	$1,637,673		$1,561,430

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$1,549	5.22%	3.95%	$2,170	7.42%	4.09%
Commercial and financial	6,872	23.18	8.92	6,742	23.07	8.90
Real estate:
Construction, 1 to 4 family residential	584	1.97	1.43	752	2.57	1.59
Construction, land development and commercial	3,701	12.48	5.12	3,642	12.46	5.44
Mortgage, farmland	1,421	4.79	5.69	1,482	5.07	5.69
Mortgage, 1 to 4 family first liens	6,844	23.09	33.93	5,782	19.78	32.66
Mortgage, 1 to 4 family junior liens	2,011	6.78	6.42	2,170	7.42	6.85
Mortgage, multi-family	1,819	6.14	12.99	1,486	5.09	12.74
Mortgage, commercial	4,078	13.75	18.43	4,171	14.27	18.99
Loans to individuals	380	1.28	1.20	525	1.80	1.48
Obligations of state and political subdivisions	391	1.32	1.92	308	1.05	1.57
	$29,650	100.00%	100.00%	$29,230	100.00%	100.00%

The allowance for loan losses totaled $29,650,000 at September 30, 2011 compared to $29,230,000 at December 31, 2010.  The percentage of the allowance to outstanding loans was 1.78% and 1.84% at September 30, 2011 and December 31, 2010, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and overall increases in loans outstanding.

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

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Management has determined that the allowance for loan losses was appropriate at September 30, 2011, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $12.1 million from December 31, 2010 to September 30, 2011.  The fair value of securities available for sale was $8.1 million more than the amortized cost of such securities as of September 30, 2011.  At December 31, 2010, the fair value of the securities available for sale was $4.5 million more than the amortized cost of such securities.  The carrying values of investment securities at September 30, 2011 and December 31, 2010 are summarized in the following table (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Securities available for sale
Obligations of state and political subdivisions	$119,083	54.72%	$107,662	52.39%
Other securities (FHLB, FHLMC and FNMA)	98,522	45.28	97,836	47.61

Total securities available for sale	$217,605	100.00%	$205,498	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2011 or December 31, 2010. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of September 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

September 30, 2011:
State and political subdivisions	$113,002	$6,139	$(58)	$119,083
Other securities (FHLB, FHLMC and FNMA)	96,517	2,005	-	98,522
Total	$209,519	$8,144	$(58)	$217,605

December 31, 2010:
State and political subdivisions	$105,412	$3,041	$(791)	$107,662
Other securities (FHLB, FHLMC and FNMA)	95,583	2,383	(130)	97,836
Total	$200,995	$5,424	$(921)	$205,498

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2011, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$44,158	$44,876
Due after one year through five years	107,776	111,660
Due after five years through ten years	56,805	60,232
Due over ten years	780	837
Total	$209,519	$217,605

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2011
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

State and political subdivisions	3	$426	$(1)	0.23%	4	$1,097	$(57)	5.20%	7	$1,523	$(58)	3.81%

Other securities (FHLB, FHLMC and FNMA)	-	-	-	-	-	-	-	-	-	-	-	-

Total temporarily impaired securities	3	$426	$(1)	0.23%	4	$1,097	$(57)	5.20%	7	$1,523	$(58)	3.81%

	Less than 12 months				12 months or more				Total
December 31, 2010
Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

State and political subdivisions	103	$23,374	$(787)	3.37%	1	$121	$(4)	3.31%	104	$23,495	$(791)	3.37%

Other securities (FHLB, FHLMC and FNMA)	4	11,137	(130)	1.17%	-	-	-	-	4	11,137	(130)	1.17%

Total temporarily impaired securities	107	$34,511	$(917)	2.66%	-	$121	$(4)	3.31%	108	$34,632	$(921)	2.66%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses greater than twelve months as of September 30, 2011 included four issues.  Two securities are general obligation bonds rated A3 or better and the remaining two securities are municipal bonds which are rated B1.  Bonds with a B1 rating are less than investment grade.   The aggregate fair value of these B1 rated bonds is $451,000 while their amortized cost is $503,000, representing an unrealized loss of $52,000.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposit growth was $44.5 million in the first nine months of 2011.  Repurchase agreements decreased $6.6 million and federal funds borrowed increased $5.0 million in the same period.  Federal Home Loan Bank borrowings decreased $10.0 million in the first nine months of 2011.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $33.3 million as of September 30, 2011 with an average rate of 0.76%.  Brokered deposits were $28.8 million as of December 31, 2010 with an average rate of 0.81%.  As of September 30, 2011 and December 31, 2010, brokered deposits were 2.18% and 1.94% of total deposits, respectively.

Dividends and Equity

In January 2011, Hills Bancorporation paid a dividend of $4,399,000 or $1.00 per share.  The dividend was $0.91 per share in January 2010.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2011 totaled $190.44 million. Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 13.15% and 12.33% as of September 30, 2011 and December 31, 2010, respectively. The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 14.41% and 13.59% as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.  Even though the Bank is deemed well capitalized, the Company has filed with the Securities and Exchange Commission on Form S-3 a registration statement for the sale of up to $30 million of the Company’s common stock to further bolster its capital position.  The registration statement was declared effective by the Securities and Exchange Commission in August 2011.  Through September 30, 2011, the Company has sold 167,766 shares for a total of $10,569,000.  The deadline for the offering is November 15, 2011.

Discussion of operations for the nine months ended September 30, 2011 and 2010

Net Income Overview

Net income increased $2,801,000 for the nine months ended September 30, 2011 compared to the first nine months of 2010.  Total net income was $20,940,000 in 2011 and $18,139,000 in the comparable period in 2010, an increase of 15.44%.  The changes in net income in 2011 from the first nine months of 2010 were primarily the result of the following:

•	Net interest income increased by $1,068,000.
•	The provision for loan losses decreased by $3,028,000.
•	Other income decreased by $1,404,000.
•	Other expenses decreased by $1,357,000.
•	Income taxes increased $1,248,000.

For the nine-month periods ended September 30, 2011 and 2010, basic earnings per share were $4.77 and $4.11, respectively. Diluted earnings per share were $4.76 for the nine months ended September 30, 2011 compared to $4.10 for the same period in 2010.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2011 and 2010

Fluctuations in the Company’s net income continue to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $51.3 million for the first nine months of 2011 was derived from the Company’s $1.849 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.85%.  Average earning assets in the nine months ended September 30, 2010 were $1.735 billion and the tax-equivalent net interest margin was 4.00%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.75% would have resulted approximately in a $1,382,000 decrease in income before income taxes in the nine month period ended September 30, 2011. Similarly, an increase in the net interest margin of 10 basis points to 3.95% would have resulted in approximately a $1,382,000 increase in net interest income before taxes.  Net interest income for the Company increased due to the increase in average earning assets over the same period in 2010.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.660 billion at September 30, 2011.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was $2,760,000 in 2011 compared to $5,788,000 in 2010.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $8,657,000 and $7,409,000 for the nine months ended September 30, 2011 and 2010, respectively.  Income taxes as a percentage of income before taxes were 29.25% in 2011 and 29.00% in 2010.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2011 and 2010

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first nine months of 2011 was 3.85% compared to 4.00% in 2010 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2011 compared to the comparable period in 2010 are shown in the following table:

				Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$84,401	(0.39	) %	$3,648	$(4,555)	$(907)
Taxable securities	1,891	(0.49)		50	(407)	(357)
Nontaxable securities	12,792	(0.36)		495	(295)	200
Federal funds sold	15,420	(0.01)		32	(3)	29
	$114,504			$4,225	$(5,260)	$(1,035)

Interest expense:
Interest-bearing demand deposits	$43,863	(0.19	) %	$(150)	$377	$227
Savings deposits	28,792	(0.26)		(121)	753	632
Time deposits	2,567	(0.31)		(49)	1,452	1,403
Short-term borrowings	7,082	(0.33)		(64)	147	83
FHLB borrowings	(6,810)	0.07		213	(101)	112
	$75,494			$(171)	$2,628	$2,457
Change in net interest income				$4,054	$(2,632)	$1,422

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2011	2010

Yield on average interest-earning assets	5.19%	5.61%
Rate on average interest-bearing liabilities	1.60	1.91
Net interest spread	3.59%	3.70%
Effect of noninterest-bearing funds	0.26	0.30
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.85%	4.00%

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2011 and 2010

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met seven times during the first nine months of 2011.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2011, the rate indexes for the one, three and five year indexes were 0.13%, 0.42% and 0.96%, respectively.  The one year index decreased 51.85% from 0.27% at September 30, 2010, the three year index decreased 34.38% and the five year index decreased 24.41%.  The three year index was 0.64% and the five year index was 1.27% at September 30, 2010.  The targeted federal funds rate was 0.25% at September 30, 2011 and 2010.

Provision for Loan Losses

The provision for loan losses was $2,760,000 in 2011 compared to $5,788,000 in 2010, a decrease of $3,028,000.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses increased $420,000 during the first nine months of 2011.  In the first nine months of 2011, there was an increase of $1,026,000 due to the volume and composition of loans outstanding.  There was an offsetting $606,000 decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and charge-offs.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2011 and 2010, recoveries were $1,822,000 and $1,776,000, respectively; and charge-offs were $4,162,000 in 2011 and $8,674,000 in 2010.  The allowance for loan losses totaled $29,650,000 at September 30, 2011 compared to $29,230,000 at December 31, 2010.  The allowance represented 1.78% and 1.84% of loans held for investment at September 30, 2011 and December 31, 2010, respectively.

Net Gain on Sale of Loans

Loans originated for sale in the first nine months of 2011 totaled $109.4 million compared to $165.0 million in the same period in 2010, a decrease of 33.70%.  In the nine months ended September 30, 2011 and 2010, the net gain on sale of loans was $1,199,000 and $2,085,000, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.
Other Income

Other income, other than the net gain on sale of loans discussed above, decreased $518,000 for the nine months ended September 30, 2011 from the comparable period in 2010.  Trust fees increased $303,000 in the first nine months of 2011 as a result of assets under management increasing from $938.0 million as of September 30, 2010 to $946.8 million as of September 30, 2011 due to market conditions and new trust relationships.  Service charges and fees decreased $339,000 in the first nine months of 2011 from their level for the comparable period in 2010.  Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $372,000 due to volume of activity.  Overdraft and NSF charges are also included in service charges and fees.  This component decreased during the same period by $681,000, or 27.15%, primarily due to regulatory changes effective August 15, 2010.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2011 and 2010

Other noninterest income was $1,985,000 for the nine months ended September 30, 2011, a $288,000 decrease from the same period in 2010.   Other noninterest income for the nine months ended September 30, 2010 included insurance proceeds of $425,000 received as a result of a claim filed by the Company in April 2008.  The claim pertained to alleged unauthorized activities by a former employee of the Bank in Bank internal accounts that were discovered during 2007.  The period ended September 30, 2011 includes state sales and use tax refunds of $128,000 which were not received in the prior year.

Other Expenses

Other expenses of $32,220,000 decreased $1,357,000 for the nine months ended September 30, 2011 from the same period in 2010, a decrease of 4.04%.  Occupancy expenses increased $113,000 for the nine months ended September 30, 2011, which included a $44,000 increase in property taxes and $58,000 increase in janitorial expenses.  The increases are related to the office location which opened in 2010.  Furniture and equipment expense were $2,739,000 for the nine months ended September 30, 2011 which represents a $308,000 decrease from the 2011 period.  The positive variance is due to a decrease of $168,000 in depreciation for furniture, fixtures and equipment and a decrease of $107,000 in software maintenance contracts.  The decrease in software maintenance contracts expense is due in part to the completion of a review which resulted in a reduction of $102,000 in accrued use tax.  Office supplies and postage expense was $109,000 more for the nine months ended September 30, 2010 as compared to the 2011 period.  The 2010 period included postage expenses for additional customer mailings related to regulatory changes for overdraft and NSF charges.

Outside services expense increased $473,000 for the nine months ended September 30, 2011 compared to September 30, 2010.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services.  Credit card, debit card and merchant card processing expenses increased $157,000 due to an increase in the volume of transactions in 2011 compared to 2010.  Other professional fees increased $470,000 due to an increase in third party professional fees in the lending, marketing and financial reporting areas during the first nine months of 2011.  Attorney fees decreased $145,000 as a result of the Company handling additional legal matters in its internal legal department.   Other real estate owned expense decreased $266,000 in the first nine months of 2011.  During the first nine months of 2010, the other real estate owned expense increased $390,000 for the payment and accrual of property taxes for other real estate owned.

FDIC insurance assessment expense was $1,053,000 for the nine months ended September 30, 2011.  This is a decrease of $573,000 when compared to the same period in 2010.  The decrease in FDIC insurance premium expense is due to the change in the premium calculation base by the FDIC.  Starting in the second quarter of 2011, the assessment is calculated using the assets of the Company less tangible capital resulting in a lower premium expense for the Company.  Previously, the assessment was calculated based on total deposits of the Company.  As of September 30, 2011, the Company has prepaid FDIC insurance of $4,081,000, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.

The net (gain) loss on sale of other real estate owned and other repossessed assets decreased $704,000 to a net gain of $504,000 for the nine months ended September 30, 2011.  The total net gain on sale of other real estate owned for the nine months ended September 30, 2011 consisted of a $136,000 fair market value adjustment on 8 properties within other real estate owned, a $660,000 gain on sale of 19 properties and a $20,000 loss on sale of 5 properties, for a net gain of $504,000.  During the same period in 2010, the loss consisted of a $404,000 fair market value adjustment on 13 properties within other real estate owned, a $218,000 gain on sale of 17 properties and a $14,000 loss on sale of 3 properties, for a net loss of $200,000.

Income Taxes

Federal and state income tax expenses were $8,657,000 and $7,409,000 for the nine months ended September 30, 2011 and 2010, respectively.  Income taxes as a percentage of income before taxes were 29.25% in 2011 and 29.00% in 2010.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2011 and 2010

Net Income

Net income increased to $6,809,000 for the three months ended September 30, 2011 from $6,033,000 for the same period in 2010, an increase of 12.86%.  Earnings per share, both basic and diluted, increased for the three months ended September 30, 2011 compared to the same period in 2010.  For the three-month period ended September 30, 2011, basic and diluted earnings per share was $1.55.  For the three months ended September 30, 2010, basic and diluted earnings per share were $1.37.

Net Interest Income

Net interest income increased for the three month period ended September 30, 2011 by $388,000 from the similar period in 2010.  The net interest margin in 2011 was 3.91% compared to 4.04% in 2010.  Net interest income changes on a tax-equivalent basis for the three months ended September 30, 2011 and 2010 are as follows:

				Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate		Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)

Interest income:
Loans, net	$104,694	(0.42	) %	$1,528	$(1,737)	$(209)
Taxable securities	4,107	(0.55)		34	(156)	(122)
Nontaxable securities	15,398	(0.39)		197	(109)	88
Federal funds sold	(11,832)	(0.07)		(8)	-	(8)
	$112,367			$1,751	$(2,002)	$(251)

Interest expense:
Interest-bearing demand deposits	$34,168	(0.20	) %	$(35)	$129	$94
Savings deposits	30,523	(0.26)		(38)	251	213
Time deposits	(8,812)	(0.24)		54	374	428
Short-term borrowings	22,896	(0.47)		(32)	48	16
FHLB borrowings	(10,000)	0.19		104	(89)	15
	$68,775			$53	$713	$766
Change in net interest income				$1,804	$(1,289)	$515

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loans fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2011	2010

Yield on average interest-earning assets	5.18%	5.57%
Rate on average interest-bearing liabilities	1.53	1.81
Net interest spread	3.65%	3.76%
Effect of noninterest-bearing funds	0.26	0.28
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.91%	4.04%

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2011 and 2010

Provision for Loan Losses

The provision for loan losses was $1,561,000 in 2011 compared to $2,870,000 in 2010, a decrease of $1,309,000.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses increased $390,000 during the third quarter of 2011.  In the third quarter of 2011, there was a increase of $340,000 due to the volume and composition of loans outstanding.  There was an additional $50,000 increase in the amount allocated to the allowance due to a combination of improvement in credit quality and charge-offs.  For the third quarter of 2010, asset quality changes decreased the allowance for loan losses by $800,000.

The allowance for loan losses balance is also affected by the charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2011 and 2010, recoveries were $394,000 and $715,000, respectively; and charge-offs were $1,566,000 in 2011 and $3,885,000 in 2010.  The allowance for loan losses totaled $29,650,000 at September 30, 2011 compared to $28,050,000 at September 30, 2010.  The allowance represented 1.78% and 1.82% of loans held for investment at September 30, 2011 and September 30, 2010, respectively.

Other Income

Other income decreased $511,000 to $4,574,000 for the three months ended September 30, 2011 as compared to the same period in 2010.  Net gain on sale of loans decreased by $498,000 in the quarter ended September 30, 2011 as compared to the same quarter in 2010 due to a decrease in the volume of loans sold in 2011.  Trust fees increased $110,000 in the third quarter of 2011 as a result of the increase in assets under management as noted in the discussion of the results of the nine months ended September 30, 2011.

Service charges and fees decreased $48,000 in the third quarter of 2011 from their level for the comparable period in 2010.  Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $122,000 due to volume of activity.  Overdraft and NSF charges are also included in service charges and fees.  This component decreased during the same period by $158,000, or 20.09%, due to regulatory changes effective August 15, 2010.

Other noninterest income was $580,000 for the three months ended September 30, 2011, a $69,000 decrease from the same period in 2010.  The period ended September 30, 2011 includes a gain on the sale of investment securities available for sale of $29,000 while the same period in 2010 includes a gain of $71,000.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2011 and 2010

Other Expenses

Other expenses of $11,025,000 increased $97,000 for the three months ended September 30, 2011 from the same period in 2010, an increase of 0.89%.  Salary and employee benefits expense was $5,532,000 for the three months ended September 30, 2011 which was a $50,000 decrease from the same period in 2010.  Direct salary expense decreased $79,000, or 1.88%, in the 2011 quarter due to a reduction in bonuses paid to real estate lenders related to loan sales production.  Furniture and equipment expense decreased $75,000 for the three months ended September 30, 2011.  The positive variance is due to a decrease of $56,000 in depreciation for furniture, fixtures and equipment and an increase of $32,000 in software maintenance contracts.  Office supplies and postage expense was $72,000 more for the three months ended September 30, 2010 as compared to the 2011 period.  The 2010 period included postage expenses for additional customer mailings related to regulatory changes for overdraft and NSF charges.

Outside services expense increased $685,000 for the three months ended September 30, 2011 compared to September 30, 2010.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services.  Other professional fees increased $358,000 due to an increase in third party professional fees in the lending, marketing and financial reporting areas during the three months ended September 30, 2011.  Other real estate owned expense increased $166,000 in the third quarter of 2011 as compared to the third quarter of 2010.  The increase in expenses is due to the tax liabilities owned on properties in other real estate owned.  The Company estimates property taxes related to such properties.

FDIC insurance assessment expense was $267,000 for the three months ended September 30, 2011.  This is a decrease of $314,000 when compared to the same period in 2010.  The decrease in FDIC insurance premium expense is due to the change in the premium calculation base by the FDIC.

The net (gain) loss on sale of other real estate owned and other repossessed assets decreased $136,000 to a net gain of $119,000 for the three months ended September 30, 2011.  The total net gain on sale of other real estate owned for the three months ended September 30, 2011 consisted of a $11,000 fair market value adjustment on 2 properties within other real estate owned, a $144,000 gain on sale of 5 properties and a $14,000 loss on sale of 3 properties, for a net gain of $119,000.  During the same period in 2010, the loss consisted of a $137,000 fair market value adjustment on 10 properties within other real estate owned and a $120,000 gain on sale of 8 properties, for a net loss of $17,000.

Income Taxes

Federal and state income tax expenses were $2,753,000 and $2,440,000 for the three months ended September 30, 2011 and 2010, respectively.  Income taxes as a percentage of income before taxes were 28.79% in 2011 and 28.80% in 2010.

HILLS BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.90% of the Company’s total assets at September 30, 2011, compared to 10.64% at December 31, 2010.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2011, the Company had borrowed $185 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. The Company repaid $10 million in FHLB borrowings in March 2011.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $318 million at September 30, 2011.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $164 million. Those two lines of credit require the pledging of investment securities when drawn upon.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2011.

As of September 30, 2011, investment securities with a carrying value of $45,310,000 were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2010, investment securities with a carrying value of $46,928,000 were pledged.

In addition, the Company has filed with the Securities and Exchange Commission on Form S-3 a registration statement for the sale of up to $30 million of the Company’s common stock to further bolster its capital position.  The registration statement was declared effective by the Securities and Exchange Commission in August 2011.  Through September 30, 2011, the Company has sold 167,766 shares for a total of $10,569,000.

Contractual Obligations

The Bank is adding an additional office location in North Liberty, Iowa, opening in the first quarter of 2012.  It is expected that the Bank will provide retail and commercial banking services at this proposed office and that it also will serve as the new location of the Bank’s Trust and Wealth Management Department (the “Trust Department”).  The Trust Department, which currently has 21 employees, was displaced by flooding in June of 2008 from the Iowa City South Gilbert Street office.  Since that time, the Trust Department has occupied 6,600 square feet of leased office space one half mile south of the proposed new office.  The new office location will enhance services available at the Trust Department, which will be housed with other traditional banking functions including deposit and loan services provided to the Bank’s retail and commercial customers.  The new office location will have approximately 18,600 square feet.  Construction costs for the building are estimated at $3.9 million and the Company purchased the land for $1.6 million.  The Bank will not incur any debt for the construction of the new office.

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

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings

No material legal proceedings are pending.

Item 1A.         Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	374	$62.00	269,384	480,616
August 1 to August 31	12,331	63.00	281,715	468,285
September 1 to September 30	5,649	63.00	287,364	462,636
Total	18,354	$62.98	287,364	462,636

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

During the third quarter of 2011, the Company issued 5,472 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

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

HILLS BANCORPORATION

Date: November 9, 2011	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: November 9, 2011	By: /s/ James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2011

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2011 Form 10-Q

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	46

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	47

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	48