Form 10-K
period 2011-12-31
HILLS BANCORPORATION
filed 2012-03-09
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.	Commission File Number 0-12668
HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)
Iowa	42-1208067
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

   131 Main Street, Hills, Iowa 52235
(Address of principal executive offices)

Registrant's telephone number, including area code:  (319) 679-2291
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
Yes  No ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓ No__

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ✓ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer       Accelerated filer  ✓ Non-accelerated filer  Smaller Reporting Company___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  No ✓

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, based on the most recent sale price of $64.35 per share, and 3,760,724 shares held was $242,002,589.  Common stock held by non-affiliates excludes 858,147 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 29, 2012 is 4,757,474 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 16, 2012 for the Annual Meeting of the Shareholders of the Registrant to be held April 16, 2012 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Real Estate Loans

Real estate loans totaled $1.429 billion and comprised 84.43% of the Bank’s loan portfolio as of December 31, 2011.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2011, mortgage loans totaled $1.322 billion and comprised 78.12% of the Bank’s loan portfolio.

Residential real estate loans totaled $682.8 million and were 40.36% of the Bank’s loan portfolio as of December 31, 2011.  These loans include first and junior liens on 1-to-4 family residences.  The Bank originates 1-to-4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Item 1.   Business (Continued)

Commercial real estate loans totaled $316.3 million and were 18.69% of the Bank’s loan portfolio at December 31, 2011.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $222.9 million and were 13.17% of the Bank’s loan portfolio at December 31, 2011.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $99.8 million and were 5.90% of the Bank’s loan portfolio at December 31, 2011.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to five years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2011, construction loans for personal residences totaled $22.3 million and were 1.32% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $84.5 million and were 4.99% of the Bank’s loan portfolio.  In total, construction loans totaled $106.8 million and were 6.31% of the Bank’s loan portfolio as of December 31, 2011.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $143.2 million and comprised 8.46% of the total loan portfolio at December 31, 2011.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Item 1.   Business (Continued)

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $68.6 million and constituted 4.05% of the total loan portfolio at December 31, 2011.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2011, consumer loans totaled $20.6 million and were 1.22% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans.  These loans totaled $31.1 million and comprised 1.84% of the Bank’s total loan portfolio at December 31, 2011.  Tax-exempt loans increased $6.2 million in 2011.  The Bank participated in 2010 in the Midwest Disaster Bond program and was able to offer customers certain real estate loans at tax-exempt interest rates.  The Midwest Disaster Bond loan balances increased as the real estate construction projects were completed during the year ended December 31, 2011.

Other Information

The Bank has an established formal loan origination policy.  In general, the loan origination policy attempts to reduce the risk of credit loss to the Bank by requiring, among other things, maintenance of minimum loan to value ratios, evidence of appropriate levels of insurance carried by borrowers and documentation of appropriate types and amounts of collateral and sources of expected payment.  The collateral relied upon in the loan origination policy is generally the property being financed by the Bank.  The source of expected payment is generally the income produced from the property being financed.  Personal guarantees are required of individuals owning or controlling at least 20% of the ownership of an entity.  Limited or proportional guarantees may be accepted in circumstances if approved by the Company’s credit committee.  Financial information provided by the borrower is verified as considered necessary by reference to tax returns, or audited, reviewed or compiled financial statements.  The Bank does not originate subprime or alt A loans.  In order to modify, restructure or otherwise change the terms of a loan, the Bank’s policy is to evaluate each borrower situation individually.  Modifications, restructures, extensions and other changes are done to improve the Bank’s position and to protect the Bank’s capital.  If a borrower is not current with its payments, any additional loans to such borrowers are evaluated on an individual borrower basis.

Continued low interest rates resulted in increased net interest income as total interest expense was reduced by $3.5 million compared to 2010. The provision for loan losses was $5.7 million for the year ended December 31, 2011 as compared to $8.9 million for the year ended December 31, 2010.  The provision for loan losses was $11.9 million for the year ended December 31, 2009.  The decrease in the provision expense for 2011 reflected a decrease in net charge-offs in 2011 and management’s evaluation of the Company’s loan portfolio and economic conditions in the Company’s trade area.  The current trend remains for continued high levels of loan loss reserves, primarily as a result of the current economic conditions in the Company’s trade area.  See further discussion of the current economic conditions under Item 1, Economic Conditions, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1.   Business (Continued)

For the year ended December 31, 2011, net charge-offs were $4.7 million or 0.29% of average loans outstanding.  The Company did experience decreased defaults and foreclosures in 2011 resulting from 1-to-4 family residential loans with delinquent payments (as reflected in loans 90 days or more past due).  Although the Company experienced a number of defaults and foreclosures during 2011, the Company believes the amount has been less than the level of increase experienced in other regions of the United States.  This is due, in part, to the fact that the Company’s trade area did not experience the dramatic rise and subsequent decline in real estate values over the last several years.

Troubled Debt Restructurings (“TDR Loans”) totaled $21.4 million as of December 31, 2011.  The Company restructured loans for fourteen of its borrowers during 2011, for a total of $4.4 million.   The average loan balance per customer for loans restructured in 2011 was $311,000.  Total TDR Loans is less than 1.3% of the Company’s total loan portfolio as of December 31, 2011.  Total TDR Loans consists of 19 borrower relationships with an average loan balance per borrower of $1,126,000. The increase in restructured loans is reflective of the general economic conditions in the Company’s trade area.  Although the number and amount of TDR Loans are not material to the Company’s total loan portfolio, each borrower is evaluated individually in order to provide the greatest likelihood of collection of the borrower’s debts to the Company.

The Bank’s business is not seasonal, except that loan origination fees are driven by interest rate movements and are higher in a low rate environment due to customer demand. As of December 31, 2011, the Company had no employees and the Bank had 346 full-time and 69 part-time employees.

For additional discussion of the impact of the economic recession and slowly growing economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MARKET AREA

Johnson County and Linn County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 100,300.  Johnson County, Iowa has a population of approximately 132,500.  The University of Iowa in Iowa City has approximately 30,900 students and 32,200 full and part-time employees, including 6,200 employees of The University of Iowa Hospitals and Clinics.

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of about 4,400.  Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 159,100, including approximately 31,400 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 212,700.  The largest employer in the Cedar Rapids area is Rockwell Collins, Inc., manufacturer of communications instruments, with over 9,700 employees.

Item 1.   Business (Continued)

Other large employers in the Johnson and Linn County areas and their approximate number of employees are as follows (Data source is Corridor Business Journal):

Employer	Type of Business	Employees
Hy-Vee Food Stores	Grocery Stores	4,100
Cedar Rapids and Linn-Mar School Districts	Education	3,900
AEGON USA, Inc.	Insurance	3,700
St. Luke's Hospital	Health Care	3,300
Heartland Express, Inc.	Trucking	2,900
Mercy Medical Center	Health Care	2,800
Wal-Mart Stores, Inc.	Discount Store	1,800
Iowa City Community School District	Education	1,700
Kirkwood Community College	Education	1,600
Veteran's Administration Medical Center	Health Care	1,600
Pearson Educational Measurement	Information Services - Computers	1,400
Mercy Iowa City	Health Care	1,400
ACT, Inc.	Educational Testing Service	1,300
City of Cedar Rapids	City Government	1,200
Alliant Energy	Energy	1,200
Quaker Oats Company	Cereals and Chemicals	1,100

Washington County

The Bank has offices located in Kalona and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 20 miles south of Iowa City.  Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,500 and Wellman has a population of about 1,500.  The population of Washington County is approximately 21,600.  Both Kalona and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 99,600) and Washington, Iowa (population 7,300).

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2011 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)

Hills Bank and Trust Company	6	$1,056	6	$331	2	$97
Branches of largest competing national bank	7	225	8	635	1	22
Largest competing independent bank	7	528	8	495	2	179
Largest competing credit union	7	1,010	8	578	1	1
All other bank and credit union offices	29	555	77	2,674	7	215
Total Market in County	56	$3,374	107	$4,713	13	$514

Effective July 1, 2004, all limitations on bank office locations of Iowa law were repealed, effectively allowing statewide branching.  Since that date, banks have been allowed to establish an unlimited number of offices in any location in Iowa subject to regulatory approval.  Since July 1, 2006, eight new offices have been added in Johnson County and six in Linn County, while the population base has increased by 18,200, or 5.57%, in the two counties in the last five years.  The number of banking offices in Washington County has increased by two while its population has remained stable.  The total deposits in the three counties increased $1.87 billion or 27.7%, since July 1, 2006.

Item 1.   Business (Continued)

THE ECONOMY

The Bank’s primary trade territory is Johnson, Linn and Washington Counties, Iowa.  The table that follows shows employment information as of December 31, 2011, regarding the labor force and unemployment levels in the three counties in which the Bank has office locations along with comparable data on the United States and the State of Iowa.

	Labor Force	Unemployed	Rate %

United States	153,887,000	13,097,000	8.5%
State of Iowa	1,659,000	93,500	5.6%
Johnson County	79,400	3,400	4.2%
Linn County	119,500	7,200	6.0%
Washington County	11,700	600	4.9%

The unemployment rate for the Bank’s prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  The unemployment rates in 2010 were 9.4% for the United States, 6.3% for the State of Iowa and 4.3%, 6.0% and 4.9% for Johnson, Linn and Washington Counties, respectively.  As noted within the employment table of large employers in Johnson and Linn County, the University of Iowa’s impact on the local economy is very important in maintaining acceptable employment levels.  The FY 2011-2012 budget for the University of Iowa, including the University of Iowa Hospital and Clinics, is $3.0 billion with state appropriations of approximately $233 million, or about 7.8% of the total.  The state appropriations decreased from $255 million, or about 8.63%, from the FY 2010 – 2011 budget. The University of Iowa Hospitals and Clinics have a FY 2010-2011 budget of $933 million with 7.66% coming from State of Iowa appropriations.  The state appropriations for the University of Iowa Hospitals and Clinics decreased from 9.19% in the FY 2010-2011 budget.

It is difficult to predict how the national economic struggles and the budget challenges for the State of Iowa will impact the State of Iowa going forward.  It is unclear what impact the stress of the State budget will continue to have on the University of Iowa and the University of Iowa Hospitals and Clinics.  Johnson and Linn Counties have been one of the strongest economic areas in Iowa and have had substantial economic growth in the past ten years.  The largest segment of the employed population is employed in manufacturing, management, professional or related occupations.

The economies in the counties continue to be enhanced by local Iowa colleges and the University of Iowa.  In addition to providing quality employment, they enroll students who provide economic benefits to the area.  The following table indicates Fall 2011 enrollment.

College	City	Enrollment
The University of Iowa	Iowa City	30,893
Coe College	Cedar Rapids	1,312
Cornell College	Mount Vernon	1,197
Kirkwood Community College	Cedar Rapids, Iowa City and Washington	17,610
Mount Mercy College	Cedar Rapids	1,824

Item 1.   Business (Continued)

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which historically has been affected by commodity prices and weather.  The average price per acre of farm land continues to be an important factor to consider when reviewing the local economy. The average price per acre in Iowa in 2011 was $6,708 compared to $5,064 in 2010, a 32.5% increase.  The range of average land prices in Johnson, Linn and Washington counties is between $7,166 and $7,672 per acre.  The three counties average increase was 31.53% in 2011.  The Bank’s total agricultural loans comprise about 4.05% of the Bank’s total loans.

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

The risk-based and leverage standards described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  Current Federal Reserve minimum requirements for a well capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%.  As of December 31, 2011, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 11.43%, with total Tier 1 risk-based capital ratio of 14.69% and a total risk-based capital ratio of 15.96%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2011, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.  These assessments included a prepayment of three years of insurance premiums which was paid by the Bank on December 30, 2009.  The prepayment was intended to cover the Bank’s premiums for 2010, 2011 and 2012.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 0.66 basis points, or approximately .165 basis points per quarter.  These assessments will continue until the FICO bonds mature in 2019.

Item 1.   Business (Continued)

Capital Requirements.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2011, the Tier 1 risk-based leverage ratio of the Bank was 11.38% and exceeded the ratio required by the Superintendent.

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

Item 1.   Business (Continued)

Community Investment and Consumer Protection Laws.  The Community Reinvestment Act requires insured institutions to offer credit products and take other actions that respond to the credit needs of the community.  Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations.  These laws include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Fair Credit Opportunity Act, the Fair Debt Collection Act and the Home Mortgage Disclosure Act.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) signed by the President on July 21, 2010 posed a significant impact on financial regulations.  The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks – large and small - adds another regulator to scrutinize and police financial activities.    Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies was completed on July 21, 2011.   The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided.   The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority:  the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act.

The Bureau has issued a Notice regarding the Streamlining of Inherited Regulations.  Suggestions from the public are requested regarding the streamlining of regulations inherited from the other Federal agencies due to the transfer of authority.  The notice also sought suggestions for practical measures that would make complying with the regulations easier.  In addition to the Notice of Streamlining of Inherited Regulations, the Bureau is currently republishing the regulations implementing the consumer financial protection laws.   Issuance of Interim Final Rules for each regulation with a request for public comment provide for technical and conforming changes to reflect the transfer of authority and certain other non-substantive changes to the regulations made by the Dodd-Frank Act.   Currently the Bureau is testing prototypes designs for a combined initial mortgage loan disclosure and a combined closing mortgage loan disclosure.  This involves combining two key federal disclosures into a single mortgage disclosure form that is intended to be easy for the consumer to understand and will also make compliance easier.   The public is invited to review and comment on what works.   The Bureau has also issued a prototype of a shorter, simpler credit card agreement for public comment and review.   The intent is to help consumers better understand their credit card agreements.  The Bureau’s website (www.consumerfinance.gov) serves as a resource for submission of credit card complaints and mortgage complaints.   Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

Dividends.  The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $66,402,000 of the Bank’s Tier 1 capital of $227,669,000 as of December 31, 2011 are available for the payment of dividends to the Company.

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

Anti-Money Laundering Initiatives and the USA Patriot Act.  A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing.  The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The U. S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Depositor Preference Statute.  In the "liquidation or other resolution" of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over general unsecured claims against that institution, including federal funds and letters of credit.

Government Monetary Policy. The earnings of the Company are affected primarily by general economic conditions and to a lesser extent by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve.  Its policies influence, to some degree, the volume of bank loans and deposits, and interest rates charged and paid thereon, and thus have an effect on the earnings of the Company's subsidiary Bank.

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

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2011	2010	2009
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$24,230	$22,075	$20,931
Interest-bearing cash and cash equivalents	27,679	28,207	15,207
Taxable securities	107,541	107,031	110,883
Nontaxable securities	110,921	98,753	99,142
Federal funds sold	57	473	19,440
Loans, net	1,613,844	1,519,344	1,479,823
Property and equipment, net	27,630	26,588	24,258
Other assets	57,564	60,230	48,681
	$1,969,466	$1,862,701	$1,818,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$205,728	$180,851	$170,627
Interest-bearing demand deposits	274,060	235,380	219,545
Savings deposits	394,750	368,517	321,208
Time deposits	630,276	634,703	643,413
Short-term borrowings	51,391	46,670	40,810
FHLB borrowings	187,043	194,651	237,556
Noninterest-bearing other liabilities	17,980	15,823	14,712
Interest-bearing other liabilities	2,868	2,617	1,893
Redeemable common stock held by
Employee Stock Ownership Plan	26,386	23,923	23,357
Stockholders' equity	178,984	159,566	145,244
	$1,969,466	$1,862,701	$1,818,365

Item 1.   Business (Continued)

INTEREST INCOME AND EXPENSE

	Years Ended December 31,
	2011	2010	2009
	(Amounts In Thousands)

Income:
Loans (1)	$87,655	$88,495	$89,184
Taxable securities	2,797	3,380	3,786
Nontaxable securities (1)	5,309	5,067	5,187
Interest-bearing cash and cash equivalents	70	74	39
Federal funds sold	-	-	16
Total interest income	95,831	97,016	98,212

Expense:
Interest-bearing demand deposits	714	1,053	1,390
Savings deposits	1,219	2,073	3,137
Time deposits	14,055	16,074	20,742
Short-term borrowings	328	451	600
FHLB borrowings	7,995	8,116	11,241
Interest-bearing other liabilities	50	72	31
Total interest expense	24,361	27,839	37,141

Net interest income	$71,470	$69,177	$61,071

(1) Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Item 1.   Business (Continued)

INTEREST RATES AND INTEREST DIFFERENTIAL

	Years Ended December 31,
	2011	2010	2009

Average yields:
Loans (1)	5.39%	5.81%	6.01%
Loans (tax equivalent basis) (1)	5.43	5.82	6.03
Taxable securities	2.60	3.16	3.41
Nontaxable securities	3.11	3.34	3.40
Nontaxable securities (tax equivalent basis)	4.79	5.13	5.23
Interest-bearing cash and cash equivalents	0.25	0.26	0.26
Federal funds sold	0.13	0.07	0.08
Average rates paid:
Interest-bearing demand deposits	0.26	0.45	0.63
Savings deposits	0.31	0.56	0.98
Time deposits	2.23	2.53	3.22
Short-term borrowings	0.64	0.97	1.48
FHLB borrowings	4.22	4.17	4.73
Interest-bearing other liabilities	1.73	2.75	1.65
Yield on average interest-earning assets	5.15	5.53	5.69
Rate on average interest-bearing liabilities	1.57	1.87	2.52
Net interest spread (2)	3.58	3.66	3.17
Net interest margin (3)	3.85	3.95	3.55

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.  The net interest spread decreased 8 basis points in 2011 and increased 49 basis points in 2010.

(3)
Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin decreased 10 basis points in 2011 and increased 40 basis points in 2010.    The net interest margin decreased in 2011 due to the continued low rate environment.  The Company was not able to reprice interest-bearing liabilities downward more quickly than the decline in average yields on earning assets.

Item 1.   Business (Continued)

CHANGES IN INTEREST INCOME AND EXPENSE

	Changes Due	Changes Due	Total
	To Volume	To Rates	Changes
	(Amounts In Thousands)

Year ended December 31, 2011:
Change in interest income:
Loans	$5,384	$(6,224)	$(840)
Taxable securities	20	(603)	(583)
Nontaxable securities	624	(382)	242
Interest-bearing cash and cash equivalents	(1)	(3)	(4)
	$6,027	$(7,212)	$(1,185)
Change in interest expense:
Interest-bearing demand deposits	(173)	512	339
Savings deposits	(138)	992	854
Time deposits	112	1,907	2,019
Short-term borrowings	(49)	172	123
FHLB borrowings	317	(196)	121
Interest-bearing other liabilities	(7)	29	22
	62	3,416	3,478
Change in net interest income	$6,089	$(3,796)	$2,293

Year ended December 31, 2010:
Change in interest income:
Loans	$2,294	$(2,983)	$(689)
Taxable securities	(75)	(331)	(406)
Nontaxable securities	(20)	(100)	(120)
Interest-bearing cash and cash equivalents	34	-	34
Federal funds sold	(15)	-	(15)
	$2,218	$(3,414)	$(1,196)
Change in interest expense:
Interest-bearing demand deposits	(100)	437	337
Savings deposits	(499)	1,563	1,064
Time deposits	281	4,387	4,668
Short-term borrowings	(95)	244	149
FHLB borrowings	2,030	1,095	3,125
Interest-bearing other liabilities	(12)	(29)	(41)
	1,605	7,697	9,302
Change in net interest income	$3,823	$4,283	$8,106

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

	December 31,
	2011	2010	2009	2008	2007
	(Amounts In Thousands)

Agricultural	$68,556	$65,004	$64,598	$64,198	$60,004
Commercial and financial	143,174	141,619	153,997	162,170	132,070
Real estate:
Construction, 1 to 4 family residential	22,308	25,232	25,821	29,343	33,209
Construction, land development and commercial	84,508	86,552	95,955	111,006	89,935
Mortgage, farmland	99,799	90,448	87,300	83,499	66,554
Mortgage, 1 to 4 family first liens	577,881	519,533	470,328	444,474	423,177
Mortgage, 1 to 4 family junior liens	104,915	109,036	114,742	117,086	115,604
Mortgage, multi-family	222,851	202,630	190,180	180,525	167,718
Mortgage, commercial	316,329	302,020	295,070	270,158	247,749
Loans to individuals	20,598	23,627	25,405	26,823	29,069
Obligations of state and political subdivisions	31,147	24,959	9,745	8,218	7,220
	$1,692,066	$1,590,660	$1,533,141	$1,497,500	$1,372,309
Less allowance for loan losses	30,150	29,230	29,160	27,660	19,710
	$1,661,916	$1,561,430	$1,503,981	$1,469,840	$1,352,599

There were no foreign loans outstanding for any of the years presented.

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 2011:

	Amount	One Year	One To	Over Five
	Of Loans	Or Less (1)	Five Years	Years
	(Amounts In Thousands)

Commercial and Agricultural	$209,458	$106,120	$97,404	$5,934
Real Estate	1,430,589	237,236	937,944	255,409
Other	52,019	9,249	14,045	28,725
Totals	$1,692,066	$352,605	$1,049,393	$290,068

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$808,690	$113,042	$548,329	$147,319
Variable rate	883,376	239,563	501,064	142,749
	$1,692,066	$352,605	$1,049,393	$290,068

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans will be re-evaluated prior to their maturity and are likely to be extended.

Item 1.   Business (Continued)

IMPAIRED LOANS AND NON-PERFORMING ASSETS

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2011	2010	2009	2008	2007
	(Amounts In Thousands)

Nonaccrual loans	$7,378	$8,246	$5,360	$1,327	$4,948
Accruing loans past due 90 days or more (1)	3,212	5,345	7,009	5,049	6,019
Troubled debt restructurings ("TDR Loans") (2)	17,889	17,957	15,135	4,478	-
Total impaired loans	28,479	31,548	27,504	10,854	10,967
Other real estate	1,327	2,233	3,227	5,155	473
Non-performing assets (includes impaired loans and other real estate)	29,806	33,781	30,731	16,009	11,440
Loans held for investment	1,692,066	1,590,660	1,533,141	1,497,500	1,372,309
Ratio of allowance for loan losses to loans held for investment	1.78%	1.84%	1.90%	1.85%	1.44%
Ratio of allowance for loan losses to impaired loans	105.87	92.65	106.02	254.84	179.72
Ratio of impaired loans to total loans held for investment	1.68	1.98	1.79	0.72	0.80
Ratio of non-performing assets to total assets	1.48	1.75	1.68	0.90	0.69

(1)	There were $261,000 of TDR Loans included within accruing loans past due 90 days or more as of December 31, 2011.

(2)
Total TDR Loans were $21,399,000, $22,355,000, $15,135,000, and $4,478,000 as of December 31, 2011, 2010, 2009, and 2008, respectively.  Included in the total nonaccrual loans were $3,249,000 and $4,398,000 of TDR Loans as of December 31, 2011 and 2010, respectively.

The ratio of allowance for loan losses to impaired loans increased to 105.87% as of December 31, 2011 compared to 92.65% as of December 31, 2010.  This increase is due to an increase in the allowance for loan losses and a decrease in total impaired loans.  The impaired loans of $28,479,000 had an allocated reserve of $259,000 as of December 31, 2011.  See Note 3 to the Consolidated Financial Statements for additional disclosures on impaired loans.

Item 1.   Business (Continued)

The following table summarizes the Company's impaired loans as of December 31 for each of the years presented:

	December 31, 2011			December 31, 2010
		Accruing loans			Accruing loans
	Nonaccrual	past due 90	TDR	Nonaccrual	past due 90	TDR
	loans (1)	days or more(2)	Loans	loans (1)	days or more	Loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	$-	$13	$-	$-	$104	$-
Commercial and financial	1,286	222	1,109	2,647	1,045	0
Real estate:
Construction, 1 to 4 family residential	-	-		-	271	-
Construction, land development and commercial	648	14	0	1,546	145	2,118
Mortgage, farmland	556	-	-	147	-	-
Mortgage, 1 to 4 family first liens	1,141	2,673	541	1,783	3,053	779
Mortgage, 1 to 4 family junior liens	291	105	50	26	483	963
Mortgage, multi-family	2,168	-	5,870	1,837	-	2,938
Mortgage, commercial	1,288	185	10,319	260	229	11,159
Loans to individuals	-	-	-	-	15	-
	$7,378	$3,212	$17,889	$8,246	$5,345	$17,957

	December 31, 2009			December 31, 2008
		Accruing loans			Accruing loans
	Nonaccrual	past due 90	TDR	Nonaccrual	past due 90	TDR
	loans (1)	days or more	Loans	loans	days or more	Loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	$-	$8	$-	$-	$-	$-
Commercial and financial	958	280	3,134	661	429	199
Real estate:
Construction, 1 to 4 family residential	-	260	-	1,325	208	1,010
Construction, land development and commercial	2,645	1,202	2,442	-	515	3,269
Mortgage, farmland	-	172	-	-	-	-
Mortgage, 1 to 4 family first liens	1,534	3,528	1,672	549	2,741	-
Mortgage, 1 to 4 family junior liens	-	140	613	-	363	-
Mortgage, multi-family	-	906	4,867	-	90	-
Mortgage, commercial	223	469	2,407	-	605	-
Loans to individuals	-	44	-	-	98	-
	$5,360	$7,009	$15,135	$2,535	$5,049	$4,478

	December 31, 2007
		Accruing loans
	Nonaccrual	past due 90	TDR
	loans	days or more	Loans
	(Amounts In Thousands)

Agricultural	$109	$34	$-
Commercial and financial	491	795	-
Real estate:
Construction, 1 to 4 family residential	369	-	-
Construction, land development and commercial	302	750	-
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	-	3,897	-
Mortgage, 1 to 4 family junior liens	18	211	-
Mortgage, multi-family	-	-	-
Mortgage, commercial	3,659	222	-
Loans to individuals	-	110	-
	$4,948	$6,019	$-

(1)	There were $3,249,000, $4,398,000 and $0 of TDR Loans included within nonaccrual loans as of December 31, 2011, 2010 and 2009, respectively.

(2)	There were $261,000 of TDR Loans included within accruing loans past due 90 days or more as of December 31, 2011.

Item 1.   Business (Continued)

Impaired loans decreased by $3.1 million from December 31, 2010 to December 31, 2011.  Impaired loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and TDR Loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is due partially to a $2.1 million decrease in loans greater than 90 days past due and a $68,000 decrease in TDR Loans from 2010 to 2011.  The decrease is also a result of pay downs of $2.3 million from two unrelated commercial mortgage borrowers, pay downs of $1.8 million from two commercial borrowers and pay downs of $0.8 million from two unrelated commercial and land development borrowers, all of which the Bank had adequately reserved for in previous quarters.  Most of the impaired loans are secured by real estate and are believed to be adequately collateralized.

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

The Company has not experienced any significant time lapses in recognizing the required provisions for collateral dependent loans, nor has the Company delayed appropriate charge-offs.  When an updated appraisal value has been obtained, the Company has used the appraisal amount in determining the appropriate charge off or required reserve.  The Company also evaluates any changes in the financial condition of the borrower and guarantors (if applicable), economic conditions, and the Company’s loss experience with the type of property in question.  Any information utilized in addition to the appraisal is intended to identify additional charge-offs or provisions, not to override the appraised value.

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Loans 90 days or more past due that are still accruing interest decreased $2.1 million from December 31, 2010 to December 31, 2011. Real estate loans make up approximately $6.1 million, or 82.57%, of total nonaccrual loans as of December 31, 2011.  As of December 31, 2011 and 2010, loans 90 days or more past due and accruing were 0.17% and 0.34% of total loans, respectively. The average balance of the past due loans increased in 2011 as compared to 2010.  The average past due loan balance was $80,000 as of December 31, 2011 compared to $73,000 as of December 31, 2010.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

Item 1.   Business (Continued)

The decrease in nonaccrual loans from December 31, 2010 to December 31, 2011 is in part due to a pay down of one commercial borrower loan of approximately $1.7 million.  Nonaccrual loans represent 0.44% of total loans as of December 31, 2011 compared to 0.52% of total loans as of December 31, 2010. The nonaccrual loans are considered to be impaired loans for purposes of reviewing the adequacy of the loan loss reserve.  Interest income was reduced by $488,000, $384,000 and $293,000 for the years ended December 31, 2011, 2010 and 2009, respectively, by the classification of the loans as nonaccrual.

The Bank regularly reviews a substantial portion of the loans in the portfolio and assesses whether the loans are impaired in accordance with ASC 310.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured.  Loans that are determined not to be impaired and for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The determination concerning the appropriate percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due loans, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in TDR Loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

The Company has no individual borrower or borrowers engaged in the same or similar industry exceeding 10% of total loans.  The Company has no interest-bearing assets, other than loans, that meet the nonaccrual, past due, restructured or potential problem loan criteria.

The Bank may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or an extension of the maturity date.  Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. The Bank restructured loans with an aggregate principal amount totaling $4.4 million and $9.3 million during the years ended December 31, 2011 and 2010, respectively.  All of the restructured loans are considered to be troubled debt restructurings (“TDR Loans”) as defined under FASB ASC 310-40.  Of the $4.4 million restructured in 2011, two relationships exceeded $1 million.  Both of the loans were re-written with lower interest rates and adjustments to the original maturity dates.

The Bank has commitments to lend additional borrowings to TDR loan customers.  These commitments are in the normal course of business and allow the borrowers to build pre-sold homes and commercial property and which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

Item 1.   Business (Continued)

Below is a summary of information for TDR Loans:

	December 31, 2011

	Number of	Recorded	Commitments
	contracts	investment	outstanding
	(Amounts In Thousands)

Agricultural	-	-	-
Commercial and financial	9	1,802	108
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	2	335	452
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	7	801	-
Mortgage, 1 to 4 family junior liens	1	50	-
Mortgage, multi-family	4	7,597	-
Mortgage, commercial	6	10,814	-
Loans to individuals	-	-	-
	29	$21,399	$560

	December 31, 2010

	Number of	Recorded	Commitments
	contracts	investment	outstanding
	(Amounts In Thousands)

Agricultural	-	-	-
Commercial and financial	2	2,301	155
Real estate:
Construction, 1 to 4 family residential	-	-	1,106
Construction, land development and commercial	4	2,118	2,008
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	3	779	-
Mortgage, 1 to 4 family junior liens	2	963	-
Mortgage, multi-family	3	4,775	-
Mortgage, commercial	4	11,419	-
Loans to individuals	-	-	-
	18	$22,355	$3,269

Residential real estate loan products that include features such as loan-to-values in excess of 100%, interest only payments or adjustable-rate mortgages, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not offer this type of loan product.

Item 1.   Business (Continued)

The following is a summary of TDR Loans that were modified during the year ended December 31, 2011:

	December 31, 2011
		Pre-modification	Post-modification
	Number of	recorded	recorded
	Contracts	investment	investment
	(Amounts In Thousands)

Agricultural	-	-	-
Commercial and financial	8	1,389	1,291
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	2	451	335
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	6	766	728
Mortgage, 1 to 4 family junior liens	1	50	50
Mortgage, multi-family	-	-	-
Mortgage, commercial	4	2,299	1,948
Loans to individuals	-	-	-
	21	$4,955	$4,352

The Company had commitments to lend additional borrowings to TDR loan customers of $560,000 and $3,269,000 as of December 31, 2011 and 2010, respectively.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

TDR Loans for which there was a payment default (defined as past due 90 days or more) totaled $261,000 as of December 31, 2011.

Item 1.   Business (Continued)

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral if the loan is collateral dependent.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank's loan loss experience for the years ended December 31, 2011 and 2010:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total

2011
Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	(81)	(2,678)	(549)	(1)	(2,892)	(708)	(220)	(7,129)
Recoveries	45	896	17	4	934	298	194	2,388
Provision	(780)	1,469	1,132	(74)	3,057	903	(46)	5,661

Ending balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total

2010
Allowance for loan losses:
Beginning balance	$2,967	$7,090	$4,811	$1,417	$7,484	$4,742	$649	$29,160
Charge-offs	(18)	(3,647)	(1,202)	(52)	(4,343)	(1,507)	(423)	(11,192)
Recoveries	248	946	81	44	583	152	283	2,337
Provision	(1,027)	2,353	704	73	4,228	2,270	324	8,925

Ending balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230

The ratio of net charge-offs to average net loans outstanding during the years ended December 31, 2011 and 2010 were 0.29% and 0.58%, respectively.

Item 1.   Business (Continued)

The following table summarizes the Bank's loan loss experience for the years ended December 31, 2009, 2008, and 2007:
	Year Ended December 31,
	2009	2008	2007

Balance, beginning	$27,660	$19,710	$17,850
Charge-offs:
Agricultural	82	99	343
Commercial and financial	5,161	1,359	1,422
Real estate:
Construction, 1 to 4 family residential	124	47	45
Construction, land development and commercial	312	15	-
Mortgage, farmland	22	-	58
Mortgage, 1 to 4 family first liens	1,438	1,205	141
Mortgage, 1 to 4 family junior liens	1,626	964	321
Mortgage, multi-family	398	92	-
Mortgage, commercial	1,774	104	57
Loans to individuals	515	604	531
	11,452	4,489	2,918
Recoveries:
Agricultural	20	61	44
Commercial and financial	415	340	479
Real estate:
Construction, 1 to 4 family residential	49	-	2
Construction, land development and commercial	-	-	-
Mortgage, farmland	1	4	18
Mortgage, 1 to 4 family first liens	49	25	89
Mortgage, 1 to 4 family junior liens	187	79	130
Mortgage, multi-family	-	95	2
Mortgage, commercial	7	33	58
Loans to individuals	277	295	427
	1,005	932	1,249
Net charge-offs	10,447	3,557	1,669
Provision charged to expense (1)	11,947	11,507	3,529
Balance, ending	$29,160	$27,660	$19,710

Ratio of net charge-offs
during year to average net loans outstanding	0.71%	0.25%	0.13%

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

Item 1.   Business (Continued)

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR Loans, 2) all non-consumer and non 1- to- 4 family residential loans with prior charge-offs, 3) all non-consumer and non 1-to-4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

The following table presents the allowance for loan losses by type of loans and the percentage in each category to total loans as of December 31, 2011, 2010, 2009, 2008 and 2007:

		2011			2010
			% of Loans			% of Loans
	Amount	% of Total Allowance	to Total Loans	Amount	% of Total Allowance	to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$1,354	4.49%	4.05%	$2,170	7.42%	4.09%
Commercial and financial	6,429	21.32	8.46	6,742	23.07	8.90
Real estate:
Construction, 1 to 4 family residential	564	1.87	1.32	752	2.57	1.59
Construction, land development and commercial	4,430	14.69	4.99	3,642	12.46	5.44
Mortgage, farmland	1,411	4.68	5.90	1,482	5.07	5.69
Mortgage, 1 to 4 family first liens	7,037	23.34	34.16	5,782	19.78	32.66
Mortgage, 1 to 4 family junior liens	2,014	6.68	6.20	2,170	7.42	6.85
Mortgage, multi-family	1,888	6.26	13.17	1,486	5.09	12.74
Mortgage, commercial	4,262	14.14	18.69	4,171	14.27	18.99
Loans to individuals	371	1.24	1.22	525	1.80	1.48
Obligations of state and political subdivisions	390	1.29	1.84	308	1.05	1.57
	$30,150	100.00%	100.00%	$29,230	100.00%	100.00%

		2009			2008
Agricultural	$2,967	10.17%	4.21%	$2,258	8.17%	4.29%
Commercial and financial	7,090	24.31	10.04	5,357	19.37	10.83
Real estate:
Construction, 1 to 4 family residential	836	2.87	1.68	626	2.26	1.96
Construction, land development and commercial	3,975	13.63	6.26	3,986	14.41	7.41
Mortgage, farmland	1,417	4.86	5.69	1,210	4.37	5.58
Mortgage, 1 to 4 family first liens	6,091	20.89	30.68	6,035	21.82	29.68
Mortgage, 1 to 4 family junior liens	1,393	4.78	7.49	1,346	4.87	7.82
Mortgage, multi-family	1,723	5.91	12.40	1,569	5.67	12.06
Mortgage, commercial	3,019	10.36	19.25	4,642	16.78	18.04
Loans to individuals	639	2.19	1.66	611	2.21	1.78
Obligations of state and political subdivisions	10	0.03	0.64	20	0.07	0.55
	$29,160	100.00%	100.00%	$27,660	100.00%	100.00%

		2007
Agricultural	$1,614	8.19%	4.37%
Commercial and financial	4,382	22.23	9.62
Real estate:
Construction, 1 to 4 family residential	650	3.30	2.42
Construction, land development and commercial	1,918	9.73	6.55
Mortgage, farmland	428	2.17	4.85
Mortgage, 1 to 4 family first liens	4,616	23.42	30.84
Mortgage, 1 to 4 family junior liens	1,262	6.40	8.42
Mortgage, multi-family	1,466	7.44	12.23
Mortgage, commercial	2,563	13.00	18.05
Loans to individuals	803	4.08	2.12
Obligations of state and political subdivisions	8	0.04	0.53
	$19,710	100.00%	100.00%

Item 1.   Business (Continued)

The allowance for loan losses increased $920,000 in 2011.  For 2011, there was an increase of $1,224,000 due to the volume increase in pass rated loans outstanding of $97.9 million in 2011.  There was an offsetting $304,000 decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and losses recognized.

Watch loan balances were $102.2 million at December 31, 2011 and $111.3 million at December 31, 2010.  These asset quality changes decreased the provision by $329,000 based upon the relative mix of watch loans by category.  The $9.1 million decrease in watch loans is related to management’s evaluation of its loan portfolio.  The total decrease of $9.1 million is comprised of approximately $4.0 million in commercial real estate mortgages, $0.6 million in 1-to-4 family residential mortgages, $1.6 million in construction 1-to-4 family real estate, $1.4 million in construction land development and commercial real estate, $5.3 million in commercial loans, $1.3 million in agricultural operating loans and $0.2 million for loans to individuals and state and political subdivisions.  The decrease is offset by an increase in the watch classification of $4.7 million for multi-family real estate, $0.2 million in real estate farmland, and $0.4 million in 1-to-4 family junior mortgages.

Substandard loan balances were $78.4 million at December 31, 2011 and $84.8 million at December 31, 2010. These asset quality changes decreased the provision by $0.6 million at December 31, 2011 due to the mix of the substandard loans and reduced balances.    The decrease of $6.4 million in substandard loans at December 31, 2011 includes $2.4 million in multi-family residential mortgages, $0.5 million in construction 1-to-4 family residential real estate loans, $3.1 million in commercial loans, $0.5 million of 1-to-4 family residential mortgages, $0.5 million of 1-to-4 family junior mortgages, $1.4 million in agricultural real estate loans, $0.1 in individual loans and $3.1 million in commercial and financial loans.  Those decreases were offset by increases in $3.0 million of construction and $2.2 of commercial real estate mortgages.

The amount of problem and watch loans considered in the allowance for loan losses computation increased by approximately $12.5 million in 2010.  The increase in problem and watch loans for 2010 included increases of $12.1 million of commercial real estate loans, $3.5 million in construction loans, $5.6 million in residential mortgages and $4.9 million in multi-family residential mortgages.  These increases were offset by decreases of $3.8 million in real estate farmland, $7.7 million in commercial loans, $1.9 million in agricultural operating loans and $0.2 million in loans to individuals and state and political subdivisions.

The subprime mortgage banking environment has experienced considerable strain from delinquencies and liquidity pressures.  The increased scrutiny of the subprime lending market and heightened perceptions of the risks associated with bank loan portfolios are factors that have had a negative impact on general market conditions.  The Company’s underwriting standards have been structured to limit exposure to the types of loans that are currently experiencing high foreclosures and loss rates.  Management believes that the Company’s mortgage loan portfolio has minimal exposure to loans generally considered to be subprime loans.

In addition, there has been a slowdown in the housing market in the Company’s trade area.  This has been evidenced by reduced levels of new and existing home sales, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market.  The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio.  However, if economic conditions do not improve, certain borrowers may experience difficulty and the level of impaired loans, charge-offs and delinquencies could continue to rise and require increases in the provision for loan losses.   The Company will continue to monitor the adequacy of the allowance on a quarterly basis and will consider the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition.

Item 1.   Business (Continued)

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2011, 2010 and 2009 and the maturities and weighted average yields of the investment securities, computed on a tax-equivalent basis using a federal tax rate of 35%, as of December 31, 2011:

	December 31,
	2011	2010	2009
	(Amounts In Thousands)
Carrying value:
Other securities (FHLB, FHLMC and FNMA)	$91,936	$97,836	$99,090
Stock of the Federal Home Loan Bank	10,728	11,105	12,453
Obligations of state and political subdivisions	119,431	107,662	102,555
	$222,095	$216,603	$214,098

	December 31, 2011
		Weighted
	Carrying	Average
	Value	Yield
	(Amounts In Thousands)

Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$33,487	3.30%
From 1 to 5 years	58,449	1.69
	$91,936

Stock of the Federal Home Loan Bank	$10,728	3.01%

Obligations of state and political subdivisions, maturities:
Within 1 year	$8,148	4.31%
From 1 to 5 years	50,197	5.04
From 5 to 10 years	60,364	4.29
Over 10 years	722	5.07
	$119,431
Total	$222,095

As of December 31, 2011, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.

Item 1.   Business (Continued)

DEPOSITS

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2011, 2010 and 2009 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2011, 2010 and 2009:

	December 31,
	2011	Rate	2010	Rate	2009	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$205,728	-	$180,851	-	$170,627	-
Average interest-bearing demand deposits	274,060	0.26%	235,380	0.45%	219,545	0.63%
Average savings deposits	394,750	0.31	368,517	0.56	321,208	0.98
Average time deposits	630,276	2.23	634,703	2.53	643,413	3.22
	$1,504,814		$1,419,451		$1,354,793

Time certificates issued in amounts
of $100,000 or more with maturity in:	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts In Thousands)
3 months or less	$15,778	1.23%	$37,739	1.89%	$26,900	2.61%
3 through 6 months	18,740	1.86	29,287	2.59	31,870	3.50
6 through 12 months	48,302	1.77	38,489	2.34	43,597	2.24
Over 12 months	92,099	2.54	76,641	2.71	72,542	3.01
	$174,919		$182,156		$174,909

Brokered deposits totaled $32.1 million and $28.8 million as of December 31, 2011 and 2010, respectively with an average interest rate of 0.71% and 0.81% as of December 31, 2011 and 2010, respectively. As of December 31, 2011, brokered deposits of $24.6 million are included in savings deposits and $7.5 million are included in time deposits.  At December 31, 2010, brokered deposits of $21.5 million were included in savings deposits and $7.3 million were included in time deposits.  Brokered time deposits in increments greater than $100,000 as of December 31, 2011 and 2010 were $4.4 million and $4.7 million, respectively.

There were no deposits in foreign banking offices.

Item 1.   Business (Continued)

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Return on average assets	1.36%	1.25%	0.88%
Return on average stockholders' equity	14.96	14.61	11.01
Dividend payout ratio	16.42	17.26	25.28
Average stockholders' equity to average assets ratio	9.09	8.57	7.99

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2011, 2010 and 2009:

	2011	2010	2009
	(Amounts In Thousands)

Outstanding balance as of December 31	$52,785	$46,928	$68,534
Weighted average interest rate at year end	0.40%	0.84%	0.76%
Maximum month-end balance	77,820	78,145	83,920
Average month-end balance	51,391	46,670	40,810
Weighted average interest rate for the year	0.70%	1.06%	1.48%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2011, 2010 and 2009:

	2011	2010	2009
	(Amounts In Thousands)

Outstanding balance as of December 31	$185,000	$195,000	$225,000
Weighted average interest rate at year end	4.26%	4.01%	4.59%
Maximum month-end balance	195,000	195,000	265,000
Average month-end balance	187,043	194,651	237,556
Weighted average interest rate for the year	4.22%	4.17%	4.73%

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

Despite a recent trend toward stabilization and some limited improvement in some aspects of the local economy, adverse changes in the U.S. economy in recent years led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, decreased market valuations and liquidity, increased market volatility and a widespread reduction of business activity generally.  Although levels of unemployment appear to be decreasing and are not as severe in the Bank’s trade area as in some other parts of the United States, they remain at elevated levels.  The ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. The resulting economic pressure and lack of confidence in the financial markets may adversely affect our business, our financial condition and our results of operations, as well as the business of our customers.  Foreign or domestic terrorism or geopolitical events could shock commodity and financial markets and prolong or worsen the current recession.  A worsening of economic conditions would likely exacerbate the adverse effects of these difficult conditions.

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

Item 1A.  Risk Factors (continued)

Our financial condition has not been materially impacted by the deterioration in the credit quality of third parties except as related to borrower credit quality.  As of December 31, 2011, the Company held two investment securities considered to be less than investment grade.   The aggregate fair value of these B1 rated bonds is $453,000 while their amortized cost is $502,000, representing an unrealized loss of $49,000.  Management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans that may become uncollectible but cannot predict loan losses with certainty and cannot assure that the our allowance for loan losses will prove sufficient to cover actual losses in the future.

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

Our income and cash flows depend to a great extent on the difference between the interest rates earned by us on interest-earning assets such as loans and investment securities and the interest rates paid by us on interest-bearing liabilities such as deposits and borrowings.  If interest rates decrease, our net interest income could be negatively affected if interest earned on interest-earning assets, such as loans, mortgage-related securities, and other investment securities, decreases more quickly than interest paid on interest-bearing liabilities, such as deposits and borrowings.  This would cause our net income to go down.  In addition, if interest rates decline, our loans and investments may be prepaid earlier than expected, which may also lower our income.  Rising interest rates may hurt our income because they may reduce the demand for loans and the value of our investment securities.  Higher interest rates could adversely affect housing and other sectors of the economy that are interest-rate sensitive.  Higher interest rates could cause deterioration in the quality of our loan portfolio.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and monetary policies established by the Federal Reserve Board. Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change.

We experience intense competition for loans and deposits.

Competition among financial institutions in attracting and retaining deposits and making loans is intense.  Traditionally, our most direct competition for deposits has come from commercial banks, savings institutions and credit unions (which don’t pay federal or state income taxes) doing business in our areas of operation.  Increasingly, we have experienced additional competition for deposits from nonbanking sources, such as securities firms, insurance companies, money market mutual funds and corporate and financial services subsidiaries of commercial and manufacturing companies.  Competition for loans comes primarily from other commercial banks, savings institutions, consumer finance companies, credit unions, mortgage banking companies, insurance companies and other institutional lenders.  We compete primarily on the basis of products offered, customer service and price.  A number of institutions with which we compete enjoy the benefits of fewer regulatory constraints and lower cost structures.  Some have greater assets and capital than we do and, thus, are better able to compete on the basis of price than we are.  The increasingly competitive environment is primarily a result of changes in regulation and changes in technology and product delivery systems.  These competitive trends are likely to continue.

Item 1A.  Risk Factors (Continued)

If we do not continue to meet or exceed regulatory capital requirements and maintain our “well capitalized” status, there could be an adverse effect on the manner in which we do business and on the confidence of our customers in us.

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

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area, a small geographic area in Southeast Iowa.  As of December 31, 2011, approximately 84.43% of our loans had real estate as a primary or secondary component of collateral.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could negatively impact the future cash flow and market values of the affected properties.

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

There has been a slowdown in the national housing market as evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values, a decline in building permits, and an increase in the time houses remain on the market.  In recent years, some lenders made many adjustable-rate mortgage loans, and lowered their credit standards with respect to mortgage loans and home equity loans.  The slowdown in the national housing market created uncertainty and liquidity issues relating to the value of such mortgage loans, which causes disruption in credit markets.  The extent to which local real estate mortgage loans have been adversely affected has varied.  Although management believes that the Bank has maintained appropriate lending standards and that these trends have yet to materially affect our local economy or our business and profitability, no assurance can be given that these conditions will not directly or indirectly affect our operations.  If these conditions continue or worsen, they may result in a decrease in interest income or an adverse impact on our loan losses.

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

We are subject to risks associated with changes in regulation.

Any changes to state and federal banking laws and regulations may negatively impact our ability to expand services and to increase the value of our business.  We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations.  These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds.  In addition, the Company’s earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve.  These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments.  The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits.  We cannot predict what effect such Act and any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, but such changes could be materially adverse to our financial performance.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

The Company's office and the main office of the Bank are located at 131 Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001.  With the completion of the 2001 addition, the entire Bank’s processing and administrative systems, including trust, were consolidated in Hills, Iowa.  On February 21, 2012, the Company placed into service an additional North Liberty location at 590 West Forevergreen Road for a total cost of approximately $5.8 million for the building and land. This full service office has 18,600 square feet.   The new office location enhances services available at the Trust Department, which is now housed with other traditional banking functions including deposit and loan services provided to the Bank’s retail and commercial customers.  The Company has contracted to lease two additional bank branches in 2012.  A branch was opened in the University of Iowa Memorial Union in February 2012 as well as the University of Iowa Hospitals and Clinics in March 2012.  The new branches are full service retail branches providing services to University of Iowa students and faculty.

The following table sets forth certain information concerning the branches of the Bank as of December 31, 2011:
		Approximate
Location of Branch		Square Feet	Status

3905 Blairs Ferry Road NE	Cedar Rapids, Iowa	13,000	Owned

240 3rd Avenue SE	Cedar Rapids, Iowa	7,000	Leased

3610 Williams Boulevard SW	Cedar Rapids, Iowa	8,200	Owned

1009 2nd Street	Coralville, Iowa	23,000	Owned

2771 Oakdale Boulevard (1)	Coralville, Iowa	6,600	Leased
Trust and Wealth Management

201 South Clinton Street	Iowa City, Iowa	5,800	Leased

1401 South Gilbert Street	Iowa City, Iowa	15,400	Owned

2621 Muscatine Avenue	Iowa City, Iowa	5,800	Owned

Oaknoll Retirement Residence	Iowa City, Iowa	NA	NA
limited purpose office

University of Iowa Memorial Union (2)	Iowa City, Iowa	500	Leased

University of Iowa Hospitals and Clinics (3)	Iowa City, Iowa	800	Leased

120 5th Street	Kalona, Iowa	6,400	Owned

103 West Main Street	Lisbon, Iowa	3,000	Owned

800 11th Street	Marion, Iowa	8,400	Owned

720 First Avenue SE	Mount Vernon, Iowa	4,200	Owned

25 Highway 965 North	North Liberty, Iowa	2,800	Owned

590 West Forevergreen Road (2)	North Liberty, Iowa	18,600	Owned

229 8th Avenue	Wellman, Iowa	2,400	Owned

(1) Office closed in February 2012. Trust and Wealth Management division relocated to 590 West Forevergreen Road office in North Liberty, Iowa.
(2) Office opened February 2012
(3) Office opened March 2012

Item 2.   Properties (Continued)

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.  See Note 14 to the Consolidated Financial Statements for minimum future rental commitments for leased properties and information regarding the two new leases with the University of Iowa.

Item 3.   Legal Proceedings

There are no material pending legal proceedings.  Neither the Company nor the Bank holds any properties that are the subject of hazardous waste clean-up investigations.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
  of Equity Securities

As of January 31, 2012, the Company had 2,194 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange.  While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc. (formerly Pink OTC Markets Inc.), which provides quotes for the Company on its middle tier, the OTCQB.  All OTCQB companies are reporting with the SEC or a U.S. banking regulator, but there are no financial or qualitative standards to be in this tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by The Pink Sheets, is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2011		2010
	High	Low	High	Low
1st quarter	$64.00	$63.90	$51.00	$49.00
2nd quarter	65.00	64.00	54.00	52.00
3rd quarter	64.00	61.00	54.00	54.00
4th quarter	65.00	62.90	64.00	54.00

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2011	485,425	918	$64.00	$58.50	(1)
2010	41,648	60	$58.50	$53.00	(2)
2009	116,157	83	$57.00	$52.50	(3)

(1)
2011 transactions included repurchases by the Company of 65,901 shares of stock under the 2005 Stock Repurchase Program. 2011 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $58.50 to $64.00 per share. 2011 transactions also include the sale of 412,660 shares of stock through 848 transactions from the 2011 stock offering.

(2)
2010 transactions included repurchases by the Company of 29,494 shares of stock under the 2005 Stock Repurchase Program. 2010 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $53.00 to $58.50 per share.

(3)
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

The Company paid aggregate annual cash dividends in 2011, 2010 and 2009 of $4,399,000, $4,024,000 and $4,041,000 respectively, or $1.00 per share in 2011 and $0.91 per share in 2010 and 2009.  In January 2012, the Company declared and paid a dividend of $1.05 per share totaling $4,998,000.  The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
  of Equity Securities (Continued)

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by MORNINGSTAR of Chicago, IL. The latter index reflects the performance of thirty-four bank holding companies operating principally in the Midwest as selected by MORNINGSTAR. The indexes assume the investment of $100 on December 31, 2006 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

Hills Bancorporation
Performance Graph (2006-2011)

$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
2006
2007
2008
2009
2010
2011
HILLS BANCORPORATION
REGIONAL-SOUTHWEST BANKS
NASDAQ MARKET INDEX

	2006	2007	2008	2009	2010	2011
HILLS BANCORPORATION	$100.00	$107.82	$113.81	$111.49	$125.17	$139.28
REGIONAL-SOUTHWEST BANKS	$100.00	$88.55	$84.84	$83.37	$94.96	$95.62
NASDAQ MARKET INDEX	$100.00	$110.66	$66.41	$96.54	$114.06	$113.16

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters
  and Issuer Purchases of Equity Securities (Continued)

The following table sets forth the Company’s equity compensation plan information as of December 31, 2011, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities relected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,840	$36.60	88,293
Equity compensation plans not approved by security holders	-	-	-
Total	18,840	36.60	88,293

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

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2011:

Period in 2011	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	2,108	$63.00	289,472	460,528
November 1 to November 30	552	63.00	290,024	459,976
December 1 to December 31	2,059	64.00	292,083	457,917
Total	4,719	$63.44	292,083	457,917

Item 6.   Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2011.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2011	2010	2009	2008	2007

YEAR-END TOTALS (Amounts in Thousands)
Total assets	$2,018,927	$1,931,283	$1,830,626	$1,780,793	$1,661,098
Investment securities	222,095	216,603	214,098	214,559	213,768
Loans held for sale	24,615	10,390	7,976	8,490	6,792
Loans, net	1,661,916	1,561,430	1,503,981	1,469,840	1,352,599
Deposits	1,525,477	1,480,741	1,347,427	1,237,886	1,143,926
Federal Home Loan Bank borrowings	185,000	195,000	225,000	265,000	265,348
Redeemable common stock	27,826	24,945	22,900	23,815	22,205
Stockholders' equity	208,429	166,269	151,775	139,362	130,690

EARNINGS (Amounts in Thousands)
Interest income	$93,350	$94,987	$96,195	$97,475	$96,928
Interest expense	24,361	27,839	37,141	43,481	49,952
Provision for loan losses	5,661	8,925	11,947	11,507	3,529
Other income	18,504	20,099	18,909	16,670	15,984
Other expenses	44,226	45,748	44,813	39,461	36,150
Income taxes	10,829	9,258	5,218	5,556	7,138
Net income	26,777	23,316	15,985	14,140	16,143

PER SHARE
Net income:
Basic	$6.02	$5.29	$3.61	$3.16	$3.59
Diluted	6.01	5.28	3.60	3.15	3.57
Cash dividends	1.00	0.91	0.91	0.91	0.86
Book value as of December 31	43.79	37.80	34.32	31.38	29.11
Increase (decrease) in book value
due to:
ESOP obligation	(5.85)	(5.67)	(5.18)	(5.36)	(4.95)
Accumulated other
comprehensive income	1.04	0.63	0.95	0.82	0.14

SELECTED RATIOS
Return on average assets	1.36%	1.25%	0.88%	0.83%	1.02%
Return on average equity	14.96	14.61	11.01	10.42	13.06
Net interest margin	3.85	3.95	3.55	3.47	3.24
Average stockholders' equity to
average total assets	9.09	8.57	7.99	7.98	7.78
Dividend payout ratio	16.42	17.26	25.28	28.90	23.99

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

An overview of the year 2011 is presented following the section discussing a special note regarding forward looking statements.

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

The Company’s net income for 2011 was $26,777,000 compared to $23,316,000 in 2010.  Diluted earnings per share were $6.01 and $5.28 for the years ended December 31, 2011 and 2010, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the year ended December 31, 2011, net interest income on a tax equivalent basis increased by $2.3 million.  In 2011, the Bank achieved a net interest margin of 3.85% compared to 3.95% in 2010, which resulted in $3.8 million decrease in net interest income.  The remaining $6.1 million of the increase in net interest income was attributable to growth of $106.3 million in the Bank’s average earning assets.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Highlights with respect to items on the Company’s balance sheet as of December 31, 2011 included the following:

•	Loans, net of allowance for loan losses, totaling $1.687 billion.
•	Loan growth, net of allowance for loan losses, in 2011 of $114.7 million.
•	Deposit growth of $44.7 million in 2011. Deposits increased to $1.525 billion and included $32.1 million of brokered deposits.
•	Short-term borrowings increased $5.9 million.
•	Federal Home Loan Bank borrowings decreased $10.0 million.
•	Stockholders’ equity increased $42.2 million to $208.4 million in 2011, with dividends having been paid in 2011 of $4.4 million.

Reference is made to Note 1 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its consolidated financial statements.

During 2011, the Company sold an additional 412,660 shares for $63.00 per share of the Company’s common stock, bolstering capital by $25,825,000 after expenses.

The return on average equity was 14.96% in 2011 compared to 14.61% in 2010.  The returns for the three previous years, 2009, 2008 and 2007, were 11.01%, 10.42 and 13.06%, respectively.  The Company remains well capitalized as of December 31, 2011 with total risk-based capital at 15.96% and Tier 1 risk-based capital at 14.69%.  The minimum regulatory guidelines are 8% and 4% respectively.  The Company paid a dividend per share of $1.00 in 2011 and $0.91 in the years ended December 31, 2010 and 2009

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance as of December 31, 2011 and 2010 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Financial Position

Year End Amounts (Amounts In Thousands)	2011	2010	2009	2008	2007

Total assets	$2,018,297	$1,931,283	$1,830,626	$1,780,793	$1,661,098
Investment securities	222,095	216,603	214,098	214,559	213,768
Loans held for sale	24,615	10,390	7,976	8,490	6,792
Loans, net of allowance for losses ("Net Loans")	1,661,916	1,561,430	1,503,981	1,469,840	1,352,599
Deposits	1,525,477	1,480,741	1,347,427	1,237,886	1,143,926
Federal Home Loan Bank borrowings	185,000	195,000	225,000	265,000	265,348
Redeemable common stock	28,726	24,945	22,900	23,815	22,205
Stockholders' equity	208,429	166,269	151,775	139,362	130,690

Total assets at December 31, 2011 increased $87.0 million, or 4.51%, from the prior year-end.  Asset growth from 2009 to 2010 was $100.7 million and represented a 5.50% increase.  The largest growth in assets occurred in Net Loans, which increased $100.5 million and $57.4 million for the years ended December 31, 2011 and 2010, respectively.  Loans held for sale to the secondary market increased $14.2 million and $2.4 million for the years ended December 31, 2011 and 2010, respectively.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $1.692 billion and $1.591 billion at December 31, 2011 and 2010, respectively. The Company’s net income for 2011 was $26,777,000 compared to $23,316,000 in 2010 and $15,985,000 in 2009.  Net income for 2011 increased by $3,461,000 from 2010, or 14.84%, while net income for 2010 increased $7,331,000, or 45.86%, from 2009.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage.  For the year ended December 31, 2011, net interest income increased by $2,293,000 compared to 2010.  In 2011, the Bank achieved a net interest margin of 3.85% compared to 3.95% in 2010, which resulted in $3.8 million decrease in net interest income.  The remaining $6.1 million of the increase in net interest income was attributable to growth of $106.3 million in the Bank’s average earning assets.  Net interest income increased $8,106,000 for the year ended December 31, 2010 compared to 2009.  This increase in net interest income was due to an increase in average earning assets of $29.3 million in 2010 and an increase of 40 basis points in net interest margin.  The net interest spread decreased 8 basis points in 2011 and increased 49 basis points in 2010.  The decrease in the net interest margin and net interest spread in 2011 are the result of the Company not being able to reprice some liabilities more quickly than some assets (particularly loans) repriced.  The rate paid on average interest-bearing liabilities decreased 30 basis points in 2011 after decreasing 65 basis points in 2010.  In comparison, the rate provided by average earning assets decreased 38 basis points in 2011 after decreasing 16 basis points in 2010.

Interest rates are also discussed in the net income overview that follows this financial position review.  During 2011, the Federal Open Market Committee maintained the target rate at 0.25%.  The target rate has remained at 0.25% since December 2008.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2011, the average rate indexes for the one, three and five year indexes were 0.12%, 0.40% and 0.90%, respectively.  The one year index decreased 60.00% from December 31, 2010, the three year index decreased 61.90% and the five year index decreased 55.45%.  During 2011 and 2010, the average federal funds rate remained the same at 0.25%.

The local economy that generated increased demand for loans was a significant factor in the trend of increasing net loans in each of the last five years.  The trend of increasing net loans may not be indicative of future performance.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Loans secured by real estate represent the largest increase in loan growth.  These loans increased $93.1 million in 2011 and increased $56.1 million in 2010.  Loans secured by real estate include loans for one-to-four family residential properties, multi-family properties, agricultural real estate and commercial real estate.

On a net basis, the Company originated $110,363,000 and $69,049,000 in loans to customers for the years ended December 31, 2011 and 2010, respectively.  Net loan originations increased 59.83% in 2011 compared to 2010.  The increase in loan originations in 2011 as compared to 2010 is reflective of the overall economic conditions in the Company’s trade area.  The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  It is the Company’s policy to purchase or sell participations related to existing customers or to participate in community development activity.  The Company had participations purchased of $4,083,000, $4,148,000 and $4,062,000 as of December 31, 2011, 2010 and 2009, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did not experience a material change in the composition of its loans held for investment in 2011 or 2010.  Residential real estate loans, including first and junior liens, were $682,796,000, $628,569,000 and $585,070,000 as of December 31, 2011, 2010 and 2009, respectively.  The dollar total of residential real estate loans increased 8.62% in 2011 and 7.43% in 2010.  Residential real estate loans were 40.36% of the loan portfolio at December 31, 2011, 39.51% at December 31, 2010 and 38.17% at December 31, 2009.  Commercial real estate loans totaled $316,329,000 at December 31, 2011, a 4.74% increase over the December 31, 2010 total of $302,020,000.  Commercial real estate loans increased 2.36% in 2010.  Commercial real estate loans totaled $295,070,000 at December 31, 2009.  Commercial real estate loans represented 18.69%, 18.99% and 19.25% of the Company’s loan portfolio as of December 31, 2011, 2010 and 2009, respectively. The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 138% of Tier 1 capital as of December 31, 2011.

In the Company’s trade area, the number of commercial real estate building permits remained relatively stable with 71 permits issued in Johnson County, Iowa in 2011, 65 in 2010 and 60 in 2009.  The value of commercial building permits in Johnson County, Iowa decreased in 2011 at $5.2 million compared to $6.2 million in 2010.  Commercial real estate building permit information for 2011 was not available at the time of this report for Linn County. While there has been weakness in the national commercial real estate markets, the Company has not experienced the high level of stress or deterioration in its commercial real estate portfolio that has occurred in some other markets.

The following tables present residential real estate trends in the United States, Midwest, Iowa and the two largest counties in the Company’s trade area.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

1-to-4 Family Residential Real Estate Sales Statistics
($ values in Thousands)
	2011	2010	2009

United States
- Number of Sales	4,260,000	4,908,000	5,156,000
- Average Sales Price	$214,000	$220,000	$216,900

Midwest
- Number of Sales	910,000	1,076,000	1,163,000
- Average Sales Price	$166,900	$172,500	$171,100

Iowa
- Number of Sales	55,500	56,300	58,000
- Average Sales Price	$135,500	$140,589	$140,899

Johnson County, Iowa
- Number of Sales	2,291	2,227	2,386
- Average Sales Price	$199,513	$177,636	$183,691

Linn County, Iowa
- Number of Sales	3,666	3,867	3,981
- Average Sales Price	$145,663	$155,056	$150,564

1-to-4 Family Residential Real Estate Building Permits
($ values in Thousands)

	2011	2010	2009

United States
- Number of Permits	434,258	456,530	461,838
- Total Value of Permits	$87,805,676	$88,986,665	$84,461,301

Midwest
- Number of Permits	74,668	79,678	79,338
- Total Value of Permits	$14,636,252	$14,780,234	$14,250,061

Iowa
- Number of Permits	6,006	6,257	6,180
- Total Value of Permits	$1,135,169	$1,089,404	$1,057,795

Johnson County, Iowa
- Number of Permits	414	391	608
- Total Value of Permits	$87,661	$83,021	$119,518

Linn County, Iowa
- Number of Permits	571	680	743
- Total Value of Permits	$67,704	$73,742	$88,106

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Multi-Family Residential Real Estate Building Permits
($ values in Thousands)

	2011	2010	2009

United States
- Number of Permits	176,449	130,628	121,125
- Total Value of Permits	$15,831,053	$12,020,951	$10,948,997

Midwest
- Number of Permits	26,366	20,740	21,006
- Total Value of Permits	$2,051,920	$1,876,063	$1,668,544

Iowa
- Number of Permits	1,520	1,055	1,549
- Total Value of Permits	$128,870	$101,127	$140,449

Johnson County, Iowa
- Number of Permits	12	6	7
- Total Value of Permits	$25,223	$10,935	$7,789

Linn County, Iowa
- Number of Permits	2	2	22
- Total Value of Permits	$801	$606	$18,693

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

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment that remain below national and state levels.  The following table shows unemployment as of December 31, 2011, 2010 and 2009 and median income information as of December 31, 2010, 2009 and 2008, as December 31, 2011 information is not available as of the date of this report:

	Unemployment Rate %			Median Income

	2011	2010	2009	2010	2009	2008
United States	8.5%	9.4%	10.0%	$50,046	$50,221	$52,029
State of Iowa	5.6%	6.3%	6.6%	48,031	48,065	49,007
Johnson County	4.2%	4.3%	4.4%	51,014	48,955	54,871
Linn County	6.0%	6.0%	6.4%	54,806	53,700	55,173
Washington County	4.9%	4.9%	5.6%	47,118	49,760	50,130

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

It is uncertain how the Company’s trade area will recover from the national economic recession.  There could be continued downward pressure on the Iowa economy and the unemployment rates could rise in 2012.  Competition for quality loans and deposits will continue to be a challenge.  In Johnson and Linn Counties, new banks and credit unions have been opened in the last few years.  Between 2006 and 2011, sixteen new banking locations were added in Johnson County, six in Linn County and two in Washington County.  The 16 new locations include an office of one of the state’s largest credit unions.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $44.7 million in 2011 of which $3.3 million was from brokered deposits.  Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, increased from $46.9 million to $52.7 million.  Federal funds purchased increased $12.4 million and repurchase agreements decreased $6.6 million.  FHLB borrowings decreased from $195.0 million to $185.0 million.  Deposits increased by $133.3 million in 2010.  As of June 30, 2011(latest data available), Johnson County total deposits were $3.4 billion and the Company’s deposits were $1.1 billion, which represent a 31.3% market share.  The Company had six office locations in Johnson County as of June 30, 2011.  The total banking locations in Johnson County was 56 as of June 30, 2011.  At June 30, 2010, the Company’s deposits were $1.0 billion or a 33.3% market share.  At $4.7 billion as of June 30, 2011, the Linn County deposit market is significantly larger than the Johnson County deposit market of $3.4 billion.  As of June 30 2011, Linn County had 107 total banking locations.  The six Linn County offices of the Company had deposits of $331 million or a 7.0% share of the market.  The Company’s Linn County deposits at June 30, 2010 were $286 million and represented a 5.9% market share.  As of June 30, 2011, the Company’s two Washington County offices had deposits of $97 million which was 18.9% of the County’s total deposits of $514 million.  Washington County had a total of 13 banking locations as of June 30, 2011.  In 2010, the Company’s Washington County deposits were $88 million or an 18.0% market share.

Investment securities increased $5.5 million in 2011. In 2010, investment securities increased by $2.5 million.  The investment portfolio consists of $211.4 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio, which includes tax exempt securities, is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2011, the major funding source for the growth in loans was the $44.7 million increase in deposits and the $25.8 million received from the stock issuance. In 2010, the major sources of funding for the growth in loans were deposit growth of $133.3 million.  Brokered deposits totaled $32.1 million and $28.8 million as of December 31, 2011 and 2010, respectively.  Total advances from the FHLB were $185.0 million and $195.0 million at December 31, 2011 and 2010, respectively.  It is expected that the FHLB funding source and brokered deposits funding will be considered in the future if loan growth exceeds deposit increases and the interest rates on funds borrowed from the FHLB and interest rates on brokered deposits are favorable compared to other funding alternatives.

Stockholders’ equity was $208.4 million at December 31, 2011 compared to $166.3 million at December 31, 2010.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $96.3 million and paid shareholders dividends of $20.4 million, or 21.19% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% Increase (Decrease)	Earnings Per Share - Diluted
	(In Thousands)
2011	$26,777	14.84%	$6.01
2010	23,316	45.86	5.28
2009	15,985	13.05	3.60
2008	14,140	(12.41)	3.15
2007	16,143	3.75	3.57

Net income for 2011 increased by $3.5 million or 14.84% and diluted earnings per share increased by 13.83%.  The decrease in net interest margin of 10 basis points accounted for a decrease of $3.8 million in net interest income. The growth in earning assets increased net interest income by $6.1 million. Other income decreased by $1.6 million, the provision for loan losses decreased by $3.3 million and total expenses decreased by $1.5 million.  These changes were offset by increased income taxes of $1.6 million due to the level of pre-tax income.

Annual fluctuations in the Company's net income continue to be driven primarily by three important factors. The first important factor is net interest margin. Net interest income of $69.0 million in 2011 was derived from the Company's $1.860 billion of average earning assets and its net interest margin of 3.85%, compared to $1.754 billion of average earning assets and a 3.95% net interest margin in 2010. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.75% would result in a $1.9 million decrease in income before taxes.  Similarly, an increase in the net interest margin of 10 basis points to 3.95% would increase income before taxes by $1.9 million.  Net interest margin increased in 2010 to 3.95% from 3.55% in 2009.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $1.7 billion at the end of 2011. The Company’s allowance for loan losses was $30.2 million at December 31, 2011.  The allowance in 2011 was consistent with 2010 due to loan growth of $114.7 million, a decrease in net charge-offs of $4.1 million and a decreased provision for loan losses of $3.3 million.  The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled $5,661,000, $8,925,000 and $11,947,000 for 2011, 2010 and 2009, respectively. (See Note 3 to the Consolidated Financial Statements.)  A detailed discussion is included in the Provision for Loan Losses section below.

The amount of mortgage loans sold on the secondary market and the resulting gain or loss is the third factor that can cause fluctuations in net income. Loans originated in 2011 totaled $187.5 million compared to $264.2 million in 2010 and $291.2 million in 2009, a decrease of 29.03% from 2010 and a decrease of 35.61% from 2009.  For the years ended December 31, 2011, 2010 and 2009, the net gain on sale of loans was $1,986,000, $3,602,000 and $3,874,000, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The average interest rate for a 30 year fixed rate loan during the year ended December 31, 2011 was 4.44%.  The average interest rate for the same type of loan was 4.75% for the year ended December 31, 2010.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  During the years ended December 31, 2011 and 2010, secondary market rates were favorable resulting in substantial volume of loans sold.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company cannot predict the extent to which any future discontinuation of purchases of agency-guaranteed mortgage-backed securities by the Federal Reserve may result in secondary market rates becoming less favorable and a reduction in secondary market activity involving mortgage loans.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Net income for 2010 was $23,316,000, or diluted earnings per share of $5.28.  For 2010, diluted earnings per share increased by $1.68 per share compared to 2009. Net interest income increased $8.1 million for the year ended December 31, 2010 compared to 2009.  This increase in net interest income was due to an increase in average earning assets of $29.3 million in 2010.  Noninterest income increased 6.29% in 2010 to $20,099,000.  Noninterest expense increased from $44,813,000 in 2009 to $45,748,000 in 2010, or 2.09%.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to new loans.  The net interest margin decreased in 2011 to 3.85% and this compares to 3.95% in 2010, 3.55% in 2009, 3.47% in 2008 and 3.24% in 2007.  The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 2011 as follows:

	Change In	Change In		Increase (Decrease)
	Average	Average		Volume	Rate	Net
	Balance	Rate		Changes	Changes	Change
	(Amounts In Thousands)
Interest income:
Loans, net	$94,500	(0.39	) %	$5,384	$(6,224)	$(840)
Taxable securities	510	(0.56)		20	(603)	(583)
Nontaxable securities	12,168	(0.34)		624	(382)	242
Interest-bearing cash and cash equivalents	(528)	(0.01)		(1)	(3)	(4)
Federal funds sold	(416)	0.06		-	-	-
	$106,234			$6,027	$(7,212)	$(1,185)
Interest expense:
Interest-bearing demand deposits	$38,680	(0.19	) %	$(173)	$512	$339
Savings deposits	26,233	(0.25)		(138)	992	854
Time deposits	(4,427)	(0.30)		112	1,907	2,019
Short-term borrowings	4,721	(0.36)		(49)	172	123
FHLB borrowings	(7,608)	0.05		317	(196)	121
Interest-bearing other liabilities	251	(1.02)		(7)	29	22
	$57,850			$62	$3,416	$3,478
Change in net interest income				$6,089	$(3,796)	$2,293

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Net interest income on a tax equivalent basis changes for 2010 were as follows:

	Change In	Change In		Increase (Decrease)
	Average	Average		Volume	Rate	Net
	Balance	Rate		Changes	Changes	Change
	(Amounts In Thousands)
Interest income:
Loans, net	$39,521	(0.21	) %	$2,294	$(2,983)	$(689)
Taxable securities	(3,852)	(0.25)		(75)	(331)	(406)
Nontaxable securities	(390)	(0.10)		(20)	(100)	(120)
Interest-bearing cash and cash equivalents	13,000	-		34	-	34
Federal funds sold	(18,967)	(0.01)		(15)	-	(15)
	$29,312			$2,218	$(3,414)	$(1,196)
Interest expense:
Interest-bearing demand deposits	$15,835	(0.18	) %	$(100)	$437	$337
Savings deposits	47,309	(0.41)		(499)	1,563	1,064
Time deposits	(8,711)	(0.69)		281	4,387	4,668
Short-term borrowings	5,860	(0.50)		(95)	244	149
FHLB borrowings	(42,905)	(0.56)		2,030	1,095	3,125
Interest-bearing other liabilities	724	1.10		(12)	(29)	(41)
	$18,112			$1,605	$7,697	$9,302
Change in net interest income				$3,823	$4,283	$8,106

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2011	2010	2009

Yield on average interest-earning assets	5.15%	5.53%	5.69%
Rate on average interest-bearing liabilities	1.57	1.87	2.52
Net interest spread	3.58	3.66	3.17
Effect of noninterest-bearing funds	0.27	0.29	0.38
Net interest margin (tax equivalent interest income
divided by average interest-earning assets)	3.85%	3.95%	3.55%

The net interest margin decreased 10 basis points in 2011 and increased 40 basis points in 2009.  The net interest spread decreased 8 basis points in 2011 and increased 49 basis points in 2010.  The decrease in the net interest margin and net interest spread in 2011 are the result of continued low interest rates.  The Company was not able to reprice some liabilities more quickly than some assets (particularly loans) repriced resulting in increased net interest margin and spread.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Provision for Loan Losses

The provision for loan losses totaled $5,661,000, $8,925,000 and $11,947,000 for 2011, 2010 and 2009, respectively.  Loan charge-offs net of recoveries were $4,741,000 in 2011, $8,855,000 in 2010 and $10,447,000 in 2009.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses increased $920,000 in 2011.  For 2011, there was an increase of $1,224,000 due to the volume increase in pass rated loans outstanding of $97.9 million in 2011.  There was an offsetting $304,000 decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and losses recognized.

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

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to nonaccrual status, a charge-off or the establishment of a specific impairment reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction payment and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If we determine that a loan amount or portion thereof, is uncollectible, the loan’s credit risk rating is immediately downgraded and the uncollectible amount is charged-off.  The Bank’s credit and legal departments undertake a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the loan to minimize actual losses.

The Bank regularly reviews loans in the portfolio and assesses whether the loans are impaired in accordance with ASC 310.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured.  Loans that are determined not to be impaired and for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The determination concerning the appropriate percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due loans, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in TDR Loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may recognize a charge off related to an impaired loan when loan balances exceed net present value of cash flows or collateral.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

The Company has had very few experiences of repurchasing loans previously sold into the secondary market.  No specific repurchase reserve was considered necessary based on the Company’s historical experience with repurchase activity.

The adequacy of the allowance is reviewed quarterly and adjusted as appropriate after consideration has been given to the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition. The growth of the loan portfolio and the trends in problem and watch loans are significant elements in the determination of the provision for loan losses.  Quantitative factors include the Company’s historical loss experience, which is then adjusted for levels and trends in past due, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in TDR Loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

Management has determined that the allowance for loan losses was appropriate at December 31, 2011, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2011, the unemployment levels in Johnson County and Linn County were 4.2% and 6.0%, respectively, compared to 4.3% and 6.0% in December of 2010.  These levels compare favorably to the State of Iowa at 5.6% and the national unemployment level at 8.5% in December 2011 compared to 6.3% and 9.4%, respectively in December 2010.

The residential rental vacancy rates in 2011 in Johnson County, the largest trade area for the Company, were estimated at 3.2% in Iowa City, Coralville and North Liberty and 5.0% in the Cedar Rapids area. The estimated vacancy rates for Iowa City, Coralville and North Liberty was 3.0% and 6.5% in the Cedar Rapids area one year ago.  The State of Iowa vacancy rate is 7.0% and the national rate is 9.4% with the Midwest rate at 9.7%.  These vacancy rates one year ago were 7.1%, 9.4% and 9.6%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Due to the unstable national economic conditions, favorable vacancy rates may not continue in 2012.  Vacancy rates may rise and affect the overall quality of the loan portfolio.

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2011, 2010 and 2009, recoveries were $2,388,000, $2,337,000 and $1,005,000, respectively; charge-offs were $7,129,000, $11,192,000 and $11,452,000 in 2011, 2010 and 2009, respectively.

Overall credit quality may deteriorate in 2012.  Such deterioration could cause increases in impaired loans, allowance for loan losses provision expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

The allowance for loan losses totaled $30,150,000 at December 31, 2011 compared to $29,230,000 at December 31, 2010.  The percentage of the allowance to outstanding loans was 1.78% and 1.84% at December 31, 2011 and 2010, respectively.  The percentage decrease was due to loan growth, fewer substandard loans and a decrease in charge-offs.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and overall increases in Net Loans outstanding. The Company’s methodology for determining the allowance for loan losses was refined in the third quarter of 2010 to revise and update historical loss percentages applied to loan categories under ASC 450-20.  The refined methodology did not result in a materially different determination of the allowance for loan losses.

Impaired loans decreased by $3.1 million from December 31, 2010 to December 31, 2011.  Impaired loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and restructured loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is due partially to a $2.1 million decrease in loans greater than 90 days past due and a decrease of $0.7 million in TDR Loans from 2010 to 2011.  The decrease is also a result of pay downs of $2.3 million from two unrelated commercial mortgage borrowers, pay downs of $1.8 million from two commercial borrowers and pay downs of $0.8 million from two unrelated commercial and land development borrowers, which the Bank had adequately reserved for in previous quarters.  Most of the impaired loans are secured by real estate and are believed to be adequately collateralized.

The ratio of the allowance for loan losses to impaired loans was 106%, 93% and 106% at December 31, 2011, 2010 and 2009, respectively.  This ratio is monitored as a part of the Company’s loan loss methodology.  Charge-offs in 2011 improved due to the stable economic conditions.

The ratio of impaired loans to total gross loans was 1.68%, 1.98% and 1.79% at December 31, 2011, 2010 and 2009, respectively. The decrease in the 2011 ratio is due to the decrease in 90 days or more past due accruing loans and decrease in TDR Loans. The increase in the 2010 ratio is due to the increase in TDR Loans.  See discussion of TDR Loans in Item 1.  In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or extension of the maturity date.  Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that otherwise would not be considered.  TDR Loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.  The Bank’s TDR Loans occur on a case-by-case basis in connection with ongoing loan collection processes.

For loans that are collateral dependent, losses are evaluated based on the portion of a loan that exceeds the fair market value of the collateral that can be identified as uncollectible.  In general, this is the amount that the carrying value of the loan exceeds the related appraised value less estimated selling costs.  Generally, it is the Company’s policy not to rely on appraisals that are older than one year prior to the date the impairment is being measured.  The most recent appraisal values may be adjusted if, in the Company’s judgment, experience and other market data indicate that the property’s value, use, condition, exit market or other variable affecting its value may have changed since the appraisal was performed, consistent with the December 2006 joint interagency guidance on the allowance for loan losses.  The charge off or loss adjustment supported by an appraisal is considered the minimum charge off.  Any adjustments made to the appraised value are to provide additional charge off or loss allocations based on the applicable facts and circumstances.  In instances where there is an estimated decline in value, a loss allocation may be provided or a charge off taken pending confirmation of the amount of the loss from an updated appraisal.  Upon receipt of the new appraisals, an additional loss allocation may be provided or charge off taken based on the appraised value of the collateral.  On average, appraisals are obtained within one month of order.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

The Company has not experienced any significant time lapses in recognizing the required provisions for collateral dependent loans, nor has the Company delayed appropriate charge-offs.  When an updated appraisal value has been obtained, the Company has used the appraisal amount in determining the appropriate charge off or required reserve.  The Company also evaluates any changes in the financial condition of the borrower and guarantors (if applicable), economic conditions, and the Company’s loss experience with the type of property in question.  Any information utilized in addition to the appraisal is intended to identify additional charge-offs or provisions, not to override the appraised value.

Other Income

The other income of the Company was $18,504,000 in 2011 compared to $20,099,000 in 2010.  The decrease of $1,595,000 in 2011 was the result of a combination of factors discussed below.  In 2010, the total other income increased $1,190,000 from 2009.

The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The gain was $1,986,000 in 2011, $3,602,000 in 2010 and $3,874,000 in 2009.  The dollar volume of loans sold in 2011 was approximately 70.99% of the volume in 2010 and 64.41% of the activity experienced in 2009.  The volume of activity in these types of loans is directly related to the level of interest rates and the diminished number of new home sales and refinancings. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $323,000 to $4,349,000 in 2011.  Trust fees increased $509,000 in 2010.  As of December 31, 2011, the Bank’s Trust Department had $1.025 billion in assets under management compared to $980 million and $901 million at December 31, 2010 and 2009, respectively.  Trust fees are based on total assets under management.  The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 47.5% of assets under management.  In 2011, the Dow Jones Industrial Average increased 5.53%.  The market value of the Dow Jones Industrial Average increased over 11.03% in 2010 and decreased over 18% in 2009.

The net gain on sale of other real estate owned and other repossessed assets increased $659,000 to $653,000 for the year ended December 31, 2011. The total net gain on sale of other real estate owned consisted of a $198,000 fair market value loss adjustment on 13 properties within other real estate owned and an $851,000 net gain on sale of 39 properties for a net gain of $653,000.  During the same period in 2010, the loss consisted of a $505,000 fair market value loss adjustment on 19 such properties, a $504,000 net gain on sale of 30 such properties, and a $5,000 loss on a repossessed asset for a net loss of $6,000.  The net gain on sale of other real estate owned increased in 2011 due to the volume of such sales coupled with fair value adjustments.

Other noninterest income was $2,467,000 for the year ended December 31, 2011, a $361,000 decrease from the same period in 2010. Other noninterest income for the year ended December 31, 2011 included State of Iowa sales tax refunds of $128,000 received as a result of a sales tax refund claim filed.  Other noninterest income for the year ended December 31, 2010 included insurance proceeds of $425,000 received as a result of a claim filed by the Company in April 2008.  The claim pertained to alleged unauthorized activities by a former employee of the Bank in Bank internal accounts that were discovered during 2007.  The total loss to the Company was $575,000 which included $559,000 of funds that were misappropriated and $16,000 of fees expensed during the investigation.  The Company’s insurance policies covered the loss and expenses but had a deductible of $150,000, resulting in proceeds of $425,000.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Other Expenses

Total other expenses were $44,226,000 and $45,748,000 for the years ended December 31, 2011 and 2010, respectively. The decrease is $1,522,000 or 3.33% in 2011 and $935,000 or 2.09% in 2010.

Salaries and employee benefits, the largest component of non-interest expense, increased $269,000 in 2011, a 1.20% change.  A component of salaries and employee benefits expense is compensation expense related to the officers’ deferred compensation plan and costs associated with restricted common stock awarded to various officers which increased $56,000 in 2011.  This increase is primarily the result of the change in the appraised value of the Company’s common stock.  As a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company obtains a quarterly independent appraisal of the shares of stock.  The appraised value of the Company’s stock was $64.00 as of December 31, 2011 and $58.50 as of December 31, 2010. Another component of salaries and employee benefits expense is profit sharing plan expense which totaled $1,446,000 in 2011.  This expense decreased $113,000, or 7.25%, from 2010 and includes the Company’s contribution to its ESOP plan.  (See Note 8 to the Consolidated Financial Statements).  The decrease is primarily the result of the discretionary contribution that was 9.0% and 10.0% for the years ended December 31, 2011 and 2010, respectively.  Salaries and employee benefits expenses were also offset by a decrease of $111,000 relating to vacation accrual in 2011.  The Bank had eight fewer employees at December 31, 2011 compared to December 31, 2010.

Furniture and equipment expenses decreased $482,000 in 2011 due mainly to a decrease in maintenance contracts.  Maintenance contract expense decreased $225,000 during the year ended December 31, 2011 as compared to the same period in 2010.   A portion of this decrease is due to $102,000 of tax refunds received from a sales and use tax review.

Advertising and business development expense increased $115,000 from 2010 to 2011. Factors in this increase include an increase in business promotions of $231,000 including initial contract costs related to a service contract signed with the University of Iowa in 2011.  The Company will commence the service contract in February 2012.

Outside services expense increased $150,000 for the year ended December 31, 2011 compared to the same period in 2010.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Credit card, debit card and merchant card processing expenses increased $116,000 due to an increase in the volume of transactions in 2011 compared to 2010. Professional fees were $2,189,000 for the year ended December 31, 2010, an increase of $523,000 over the same period in 2010. This increase includes $608,000 in other professional fees, $20,000 in custom programming fees and $57,000 in title insurance fees.  The increase is offset by a decrease of $173,000 in attorney fees and is due to the Company utilizing in-house counsel for credit-related matters and a decrease of $16,000 in Federal Reserve charges.  Expenses related to courier services decreased $30,000 in 2011.  In addition, expenses related to other real estate owned and other repossessed assets were $46,000 for the year ended 2011, a decrease of $343,000 from the same period in 2010.  The decrease in expenses was a result of a decrease in the 2011 accrual for property taxes and an increase in rent received on various rental properties held as other real estate.

Rental expenses on tax credit real estate decreased $798,000 in 2011.  The decrease is the result of a decrease in operating expenses of the tax credit real estate in which the company invests.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

FDIC insurance assessment expense was $1,283,000 for the year ended December 31, 2011.  This is a decrease of $791,000 when compared to the same period in 2010.  The decrease in FDIC insurance premium expense is due to the change in the premium calculation base by the FDIC.  Starting in the second quarter of 2011, the assessment is calculated using the assets of the Company less tangible capital resulting in a lower premium expense for the Company.  Previously, the assessment was calculated based on total deposits of the Company.   At December 31, 2011, the Company had recorded prepaid FDIC insurance of $3,879,000 which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.  The balance remaining in prepaid FDIC insurance at year ending December 31, 2012 will be refunded to the Company.

Other noninterest expense was $1,536,000 for the year ended December 31, 2011, an increase of $60,000 over the same period in 2010.  Other noninterest expense includes fraud losses related to customer credit and debit cards, ATM activity and customer deposit accounts.  This expense increased $80,000 in 2011 due to increased incidents of unauthorized use of customer credit and debit cards.  Expenses related to the deferred compensation plan for the Company’s Board of Directors increased $11,000 in 2011 from 2010 which is primarily the result of the change in the appraised value of the Company’s common stock.

Total other expenses were $44,813,000 for the year ended December 31, 2009.  The increase in expenses in 2010 was $935,000.  This included an increase of $787,000 in salaries and benefits, which was the direct result of salary adjustments and restricted stock awards increases due to the increase in the appraised value of the Company stock. Occupancy expense increased $265,000 due mainly to increases in property tax, depreciation expense and janitorial expense.  Furniture and equipment expense was $371,000 higher in 2010 when compared to 2009 as a result of the costs related to equipment and software maintenance contracts.  In addition, there was an increase in outside services of $550,000.  Outside services include professional fees, courier services and ATM fees.  Attorneys’ fees decreased $131,000 due to the Company utilizing in-house counsel for credit-related matters.  Credit card, debit card and merchant card processing expenses, along with data processing expenses, increased $316,000 due to the volume of transactions.  FDIC insurance expense decreased $704,000 in 2010 due to the absence of a special assessment which was included in the 2009 expense.  As of June 30, 2009, the FDIC imposed a five basis point special assessment on each bank’s total assets less Tier 1 capital.  The Bank’s special assessment totaled $820,000 in 2009.  There was no special assessment imposed during the years ended December 31, 2011 and 2010.

Income Taxes

Income tax expense was $10,829,000, $9,258,000 and $5,218,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Income taxes as a percentage of income before income taxes were 28.80% in 2011, 28.42% in 2010 and 24.61% in 2009.  The amount of tax credits were $1,992,000, $1,909,000 and $1,637,000 for 2011, 2010 and 2009, respectively.  In 2010, the Company invested in a seventh tax credit property.  Credits related to this new property are approximately $3.0 million and are expected to be recognized over a ten year period starting in 2010.  In 2009, the Company invested in a sixth tax credit property.  Credits related to the property in 2009 were approximately $7.2 million and are expected to be recognized over a ten year period starting in 2009.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Impact of Recently Issued Accounting Standards and Recent Legislative Developments

Recent Accounting Pronouncements

On April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring (“TDR”).  The ASU provides additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulty.  The ASU also ends the deferral of activity based disclosures about TDR Loans and public entities will be required to disclose activity based information beginning in the period the ASU is adopted.  For the Company, this ASU was effective for interim and annual reporting periods beginning on or after June 15, 2011.  The adoption of ASU No. 2011-02 in the third quarter of 2011 did not have a significant impact on the Company’s consolidated financial statements.

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all loan modifications that occurred on or after January 1, 2011 for identification as a TDR.  The Company did not identify any new TDR Loans from this assessment.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This ASU changes the assessment of effective control of a transferor when determining whether repurchase agreements are accounted for as a secured borrowing or sale.  The assessment under this ASU changes to focus on the transferor’s contractual rights and obligations and removes the criterion to assess the transferor’s ability to exercise those rights or honor those obligations.  For the Company, this ASU is effective for interim and annual periods beginning after December 15, 2011.  The ASU will not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.  This ASU requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of comprehensive income, and total comprehensive income, or in two consecutive statements.  For the Company, this ASU is effective for interim and annual periods beginning after December 15, 2011.  The ASU will not have a material impact on the Company’s consolidated financial statements.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Recent Legislative Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  The Dodd-Frank Act represents the most sweeping financial services industry reform since the 1930s.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the Dodd-Frank Act.  The Dodd-Frank Act is expected to be fully phased in over twelve years.  Among other things, the Dodd-Frank Act may result in added costs of doing business and regulatory compliance burdens and affect competition among financial services entities.  Uncertainty exists as to the ultimate impact of many provisions of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole and on the Company’s business, results of operations and financial condition.  Additional information, including a summary of certain provisions of the Dodd-Frank Act, is available on the Federal Deposit Insurance Corporation website at
 www.fdic.gov/regulations/reform/index.html.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

Interest Rate Sensitivity and Liquidity Analysis

At December 31, 2011, the Company's interest rate sensitivity report is as follows (amounts in thousands):

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total

Earning assets:
Federal funds sold	$504	-	-	-	-	-	$504
Investment
securities	-	2,305	7,075	16,226	15,455	181,034	222,095
Loans	8,948	188,978	38,537	58,836	99,324	1,322,058	1,716,681
Total	9,452	191,283	45,612	75,062	114,779	1,503,092	1,939,280
Sources of funds:
Interest-bearing
checking and
savings accounts	93,169	-	-	-	-	593,432	686,601
Certificates of
deposit	-	16,047	38,168	69,233	168,568	323,482	615,498
FHLB borrowings	-	-	-	-	-	185,000	185,000
Federal funds and
repurchase
agreements	52,785	-	-	-	-	-	52,785
	145,954	16,047	38,168	69,233	168,568	1,101,914	1,539,884
Other sources,
primarily
noninterest-
bearing	-	-	-	-	-	223,378	223,378
Total sources	145,954	16,047	38,168	69,233	168,568	1,325,292	1,763,262
Interest
Rate Gap	$(136,502)	$175,236	$7,444	$5,829	$(53,789)	$177,800	$176,018

Cumulative Interest
Rate Gap
at December 31, 2011	$(136,502)	$38,734	$46,178	$52,007	$(1,782)	$176,018
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

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $2,883,000 as of December 31, 2011.  In 2011, the Company received dividends of $7,749,200 from its subsidiary Bank and used those funds to pay dividends to its stockholders of $4,399,000 and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $4,105,000 and $1,627,000 for the years ended December 31, 2011 and 2010, respectively.

The Company filed with the Securities and Exchange Commission on Form S-3 a registration statement for the sale of up to $30 million of the Company’s common stock.  This registration statement was declared effective by the Securities and Exchange Commission in August 2011.  The deadline for the offering was November 15, 2011.  The Company sold during 2011 an additional 412,660 shares of the Company’s common stock for $63.00 per share, bolstering capital by $25,825,000 after expenses.

The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary Bank, which affects the Bank’s dividends to the Company.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  In order to maintain acceptable capital ratios in the subsidiary Bank, certain of its retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company totaled approximately $66,402,000, $49,864,000 and $38,851,000 as of December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $236,255,000 and $191,214,000, respectively.  This measure of stockholders’ equity as a percent of total assets was 11.71% at December 31, 2011 and 9.90% at December 31, 2010.  As of December 31, 2011, total equity was 10.33% of assets compared to 8.61% of assets at the prior year end.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991, and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve.  These regulations establish minimum capital requirements that member banks must maintain.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

As of December 31, 2011, risk-based capital standards require 8% of risk-weighted assets.  At least half of that 8% must consist of Tier I core capital (common stockholders' equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets).  Total risk-weighted assets are determined by weighting the assets according to their risk characteristics.  Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings.  Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the "Superintendent").  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve.  In certain circumstances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.  At December 31, 2011, the Tier 1 risk-based leverage ratio of the Bank was 11.38% and exceeded the ratio required by the Superintendent.

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2011 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
	Actual		Purposes	Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2011:
Company:
Total risk-based capital	$248,366	15.96%	8.00%	10.00%
Tier 1 risk-based capital	228,781	14.70	4.00	6.00
Leverage ratio	228,781	11.43	4.00	5.00
Bank:
Total risk-based capital	247,272	15.87	8.00	10.00
Tier 1 risk-based capital	227,669	14.62	4.00	6.00
Leverage ratio	227,669	11.38	4.00	5.00

The Bank is classified as "well capitalized" by FDIC capital guidelines.

On a consolidated basis, 2011 cash flows from operations provided $22,603,000, net increases in deposits provided $44,736,000 and the stock offering provided $25,825,000.  These cash flows were invested in Net Loans of $110,363,000.  In addition, $5,940,000 was used to purchase property and equipment and leasehold improvements.

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2011, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $269,687,000 (see Note 14 to the Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2011, the Bank can obtain an additional $321.8 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $150.2 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  Other liquidity sources include a $10 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

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

As disclosed in Note 14 to the Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2011:

	Payments Due By Period
	(Amounts In Thousands)

		Less Than	One -	Three -	More Than
	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations:
Long-term debt obligations	$185,000	$-	$-	$105,000	$80,000
Operating lease obligations	1,234	281	463	262	228
Total contractual obligations:	$186,234	$281	$463	$105,262	$80,228

Other commitments:
Lines of credit	$269,687	$183,572	$65,810	$16,356	$3,949
Standby letters of credit	12,016	12,016	-	-	-
Total other commitments	$281,703	$195,588	$65,810	$16,356	$3,949

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operation (Continued)

The Bank opened an additional office location in North Liberty, Iowa, in February 2012.  The Bank provides retail and commercial banking services at this location and it serves as the new location of the Bank’s Trust and Wealth Management Department (the “Trust Department”).  The Trust Department was displaced by flooding in June of 2008 from the Iowa City South Gilbert Street office.  Since that time, the Trust Department has occupied 6,600 square feet of leased office space one half mile south of the proposed new office.  The new office location enhances services available at the Trust Department, which is now housed with other traditional banking functions including deposit and loan services provided to the Bank’s retail and commercial customers.  The new office location has 18,600 square feet.  Construction costs for the building are estimated at $4.2 million and the Company purchased the land for $1.6 million.  The Bank has not incurred any debt for the construction of the new office.

The Bank has added two additional office leases in Iowa City, Iowa in February and March 2012.  The offices are located at the University of Iowa Memorial Union and the University of Iowa Hospitals and Clinics.  It is expected that the Bank will provide retail and commercial banking services at the new offices. Additional lease detail is disclosed in Note 14.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$113,042	$74,245	$93,324	$153,385	$227,375	$147,319	$808,690	$840,876
Average
interest rate	5.28%	5.89%	5.68%	5.34%	4.86%	4.63%	5.16%

Loans, variable:
Balance	$239,563	$78,850	$83,535	$134,892	$203,787	$142,749	$883,376	$867,636
Average
interest rate	4.61%	6.25%	5.39%	5.11%	4.75%	4.80%	4.97%

Investments (1):
Balance	$52,363	$30,699	$43,410	$19,877	$14,661	$61,085	$222,095	$222,095
Average
interest rate	3.40%	3.14%	2.47%	3.56%	5.28%	4.30%	3.57%

Liabilities:
Liquid
deposits (2):
Balance	$686,601	$-	$-	$-	$-	$-	$686,601	$686,601
Average
interest rate	0.24%	0.00%	0.00%	0.00%	0.00%	0.00%	0.24%

Deposits,
certificates:
Balance	$292,016	$125,431	$69,436	$73,958	$54,657	$-	$615,498	$622,844
Average
interest rate	1.70%	2.11%	2.39%	2.90%	2.59%	0.00%	2.09%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes NOW and other demand, savings and money market funds.

Item 8.   Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 73 through 132.

.3

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hills Bancorporation:

We have audited the accompanying consolidated balance sheets of Hills Bancorporation and subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Hills Bancorporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hills Bancorporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

March 9, 2012

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Amounts In Thousands, Except Shares)

ASSETS	2011	2010
Cash and cash equivalents (Note 10)	$29,291	$62,978
Investment securities available for sale at fair value
(amortized cost 2011 $203,312 ; 2010 $200,995) (Notes 1, 2 and 6)	211,367	205,498
Stock of Federal Home Loan Bank	10,728	11,105
Loans held for sale	24,615	10,390
Loans, net of allowance for loan losses (2011 $30,150; 2010 $29,230) (Notes 1, 3, 7, and 11)	1,661,916	1,561,430
Property and equipment, net (Note 4)	30,321	26,806
Tax credit real estate	20,130	20,960
Accrued interest receivable	8,689	8,686
Deferred income taxes, net (Note 9)	8,531	9,870
Other real estate	1,327	2,233
Goodwill	2,500	2,500
Prepaid FDIC insurance	3,879	5,038
Other assets	5,003	3,789
	$2,018,297	$1,931,283
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$223,378	$198,791
Interest-bearing deposits (Note 5)	1,302,099	1,281,950
Total deposits	1,525,477	1,480,741
Short-term borrowings (Note 6)	52,785	46,928
Federal Home Loan Bank borrowings (Note 7)	185,000	195,000
Accrued interest payable	1,625	1,996
Other liabilities	17,155	15,404
	1,782,042	1,740,069
Commitments and Contingencies (Notes 8 and 14)

Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 8)	27,826	24,945

Stockholders' Equity (Note 10)
Capital stock, no par value; authorized 10,000,000 shares;
issued 2011 5,051,901 shares; 2010 4,624,519 shares	-	-
Paid in capital	41,467	14,875
Retained earnings	207,790	185,412
Accumulated other comprehensive income	4,974	2,781
Unearned ESOP shares	(2,017)	-
Treasury stock at cost (2011 292,083 shares; 2010 226,182 shares)	(15,959)	(11,854)
	236,255	191,214
Less maximum cash obligation related to ESOP shares (Note 8)	27,826	24,945
	208,429	166,269
	$2,018,297	$1,931,283

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2011, 2010 and 2009
(Amounts In Thousands, Except Per Share Amounts)
	2011	2010	2009
Interest income:
Loans, including fees	$87,032	$88,239	$88,982
Investment securities:
Taxable	2,797	3,380	3,786
Nontaxable	3,451	3,294	3,372
Federal funds sold	70	74	55
Total interest income	93,350	94,987	96,195
Interest expense:
Deposits	15,989	19,200	25,269
Short-term borrowings	377	523	631
FHLB borrowings	7,995	8,116	11,241
Total interest expense	24,361	27,839	37,141
Net interest income	68,989	67,148	59,054
Provision for loan losses (Note 3)	5,661	8,925	11,947
Net interest income after provision for loan losses	63,328	58,223	47,107
Other income:
Net gain on sale of loans	1,986	3,602	3,874
Trust fees	4,349	4,026	3,517
Service charges and fees	7,579	7,971	7,970
Rental revenue on tax credit real estate	1,470	1,672	1,193
Net gain on sale of other real estate owned and other repossessed assets	653	-	-
Other noninterest income	2,467	2,828	2,355
	18,504	20,099	18,909
Other expenses:
Salaries and employee benefits	22,749	22,480	21,693
Occupancy	3,190	3,163	2,898
Furniture and equipment	3,618	4,100	3,729
Office supplies and postage	1,302	1,368	1,366
Advertising and business development	2,173	2,058	1,703
Outside services	6,656	6,506	5,956
Rental expenses on tax credit real estate	1,719	2,517	1,849
FDIC insurance assessment	1,283	2,074	2,778
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	-	-	584
Net loss on sale of other real estate owned and other repossessed assets	-	6	1,054
Other noninterest expenses	1,536	1,476	1,203
	44,226	45,748	44,813
Income before income taxes	37,606	32,574	21,203
Income taxes (Note 9)	10,829	9,258	5,218
Net income	$26,777	$23,316	$15,985

Earnings per share:
Basic	$6.02	$5.29	$3.61
Diluted	6.01	5.28	3.60

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2011, 2010 and 2009
(Amounts In Thousands)

	2011	2010	2009

Net income	$26,777	$23,316	$15,985

Other comprehensive income (loss),
Unrealized holding gains (losses) arising during the period	$3,534	$(2,342)	$891
Income tax effect of unrealized (gains) losses	(1,359)	879	(340)
	$2,175	$(1,463)	$551

Less: reclassification adjustment for gains included in net income, net of income tax	18	44	0

Other comprehensive income (loss)	$2,193	$(1,419)	$551

Comprehensive income	$28,970	$21,897	$16,536

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2011, 2010 and 2009
(Amounts In Thousands, Except Share Amounts)
						Maximum
						Cash
			Accumulated			Obligation
			Other	Unearned		Related
	Paid In	Retained	Comprehensive	ESOP	Treasury	To ESOP
	Capital	Earnings	Income (Loss)	Shares	Stock	Shares	Total

Balance, December 31, 2008	$13,447	$154,176	$3,649	$-	$(8,095)	$(23,815)	$139,362
Issuance of 22,371 shares of
common stock	1,070	-	-	-	-	-	1,070
Forfeiture of 836 shares							-
of common stock	(41)	-	-	-	-	-	(41)
Share-based compensation	62	-	-	-	-	-	62
Income tax benefit related to							-
share-based compensation	44	-	-	-	-	-	44
Change related to ESOP shares	-	-	-	-	-	915	915
Net income	-	15,985	-	-	-	-	15,985
Cash dividends ($.91 per share)	-	(4,041)	-	-	-	-	(4,041)
Purchase of 39,806 shares							-
of common stock	-	-	-	-	(2,132)	-	(2,132)
Other comprehensive income	-	-	551	-	-	-	551
Balance, December 31, 2009	$14,582	$166,120	$4,200	$-	$(10,227)	$(22,900)	$151,775
Issuance of 6,236 shares of
common stock	197	-	-	-	-	-	197
Forfeiture of 679 shares							-
of common stock	(32)	-	-	-	-	-	(32)
Share-based compensation	15	-	-	-	-	-	15
Income tax benefit related to							-
share-based compensation	113	-	-	-	-	-	113
Change related to ESOP shares	-	-	-	-	-	(2,045)	(2,045)
Net income	-	23,316	-	-	-	-	23,316
Cash dividends ($.91 per share)	-	(4,024)	-	-	-	-	(4,024)
Purchase of 29,494 shares							-
of common stock	-	-	-	-	(1,627)	-	(1,627)
Other comprehensive loss	-	-	(1,419)	-	-	-	(1,419)
Balance, December 31, 2010	$14,875	$185,412	$2,781	$-	$(11,854)	$(24,945)	$166,269
Issuance of 388,376 shares of
common stock	23,976	-	-	-	-	-	23,976
Forfeiture of 1,022 shares							-
of common stock	(54)	-	-	-	-	-	(54)
Share-based compensation	16	-	-	-	-	-	16
Income tax benefit related to							-
share-based compensation	132	-	-	-	-	-	132
Change related to ESOP shares	-	-	-	-	-	(2,881)	(2,881)
Net income	-	26,777	-	-	-	-	26,777
Cash dividends ($1.00 per share)	-	(4,399)	-	-	-	-	(4,399)
Purchase of 65,901 shares							-
of common stock	-	-	-	-	(4,105)	-	(4,105)
Purchase of 40,028 shares under the							-
Employee Stock Ownership Plan	2,522	-	-	(2,522)	-	-	-
Earned ESOP shares				505			505
Other comprehensive income	-	-	2,193	-	-	-	2,193
Balance, December 31, 2011	$41,467	$207,790	$4,974	$(2,017)	$(15,959)	$(27,826)	$208,429

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
(Amounts In Thousands)

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$26,777	$23,316	$15,985
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,425	2,568	2,414
Provision for loan losses	5,661	8,925	11,947
Net gain on sale of investment securities	(29)	(71)	-
Share-based compensation	16	15	62
Compensation expensed through issuance of common stock	417	46	111
Excess tax benefits related to share-based compensation	(132)	(113)	(44)
Forfeiture of common stock	(54)	(32)	(41)
Provision for deferred income taxes	(20)	(99)	(273)
Net (gain) loss on sale of other real estate owned and other repossessed assets	(653)	6	1,054
(Increase) decrease in accrued interest receivable	(3)	991	760
Amortization of discount on investment securities, net	966	906	768
Decrease (increase) in prepaid FDIC insurance	1,159	1,909	(6,947)
(Increase) decrease in other assets	(1,082)	363	(1,388)
Increase in accrued interest and other liabilities	1,380	2,410	197
Loans originated for sale	(187,536)	(264,188)	(291,169)
Proceeds on sales of loans	175,297	265,376	295,557
Net gain on sales of loans	(1,986)	(3,602)	(3,874)
Net cash and cash equivalents provided by operating activities	22,603	38,726	25,119

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	45,616	43,658	48,428
Proceeds from sales of investment securities available for sale	529	4,892	-
Purchases of investment securities available for sale	(49,022)	(54,188)	(47,844)
Loans made to customers, net of collections	(110,363)	(69,049)	(51,771)
Proceeds on sale of other real estate owned and other repossessed assets	3,758	3,663	6,557
Purchases of property and equipment	(5,940)	(2,957)	(5,225)
Income from (investment in) tax credit real estate, net	830	(2,183)	(6,712)
Net cash used in investing activities	(114,592)	(76,164)	(56,567)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2011, 2010 and 2009
(Amounts In Thousands)

	2011	2010	2009
Cash Flows from Financing Activities
Net increase in deposits	44,736	133,314	109,541
Net increase (decrease) in short-term borrowings	5,857	(21,606)	(31,403)
Borrowings from FHLB	-	10,000	-
Payments on FHLB borrowings	(10,000)	(40,000)	(40,000)
Borrowings from FRB	100	100	-
Payments on FRB borrowings	(100)	(100)	-
Issuance of common stock, net of costs	25,825	-	-
Stock options exercised	256	151	959
Excess tax benefits related to share-based compensation	132	113	44
Purchase of treasury stock	(4,105)	(1,627)	(2,132)
Dividends paid	(4,399)	(4,024)	(4,041)
Net cash provided by financing activities	58,302	76,321	32,968

(Decrease) increase in cash and cash equivalents	$(33,687)	$38,883	$1,520

Cash and cash equivalents:
Beginning of year	62,978	24,095	22,575
End of year	$29,291	$62,978	$24,095

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$16,360	$19,545	$25,842
Interest paid on other obligations	8,372	8,567	11,872
Income taxes paid	11,225	8,007	7,854

Noncash financing activities:
Increase (decrease) in maximum cash obligation
related to ESOP shares	$2,881	$2,045	$(915)
Transfers to other real estate owned	2,199	2,675	5,074

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involves certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2011 may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Investment securities:  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2011 and 2010.

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

Loans held for sale are stated at the lower of aggregate cost or estimated fair value.  Loans are sold on a non-recourse basis with servicing released and gains and losses are recognized based on the difference between sales proceeds and the carrying value of the loan.  The Company has had very few experiences of repurchasing loans previously sold into the secondary market.  A specific reserve was not considered necessary based on the Company’s historical experience with repurchase activity.

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

Loans are considered impaired when, based on current information and events, it is probable the Bank will not be able to collect all amounts due.  An impaired loan includes any loan that has been placed on nonaccrual status, loans greater than 90 days past due and still accruing and TDR Loans.  They also include loans, based on current information and events, that it is likely the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement.  The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or on the fair value of the collateral for collateral dependent loans.  The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as provision expense in the same manner in which impairment initially was recognized or as a reduction in the amount of provision expense that otherwise would be reported.  Interest income on nonaccrual loans is recognized once principal has been recovered.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Loans (continued):  The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Interest income is subsequently recognized on a cash basis as long as the remaining unpaid principal amount of the loan is deemed to be fully collectible.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2011, none of the Company’s nonaccrual loans were earning on a cash basis.

Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

Troubled debt restructurings (“TDR Loans”):  A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses to the Company.  A loan that is modified at a market rate of interest is no longer classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Performance prior to the restructuring is considered when assessing whether the borrower can meet the new terms.  At the time of restructuring, the majority of loans included in a troubled debt restructuring are considered nonaccrual loans.  TDR Loans are returned to accrual status under the same criteria noted under loans above.

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

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property all which are affordable housing projects as of December 31, 2011.  The Bank has a 99% limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The properties are recorded at cost less accumulated depreciation.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2011, the Company had no material unrecognized tax benefits.

Goodwill:  Goodwill represents the excess of cost over the fair value of the net assets acquired, and is not subject to amortization, but requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life.

Prepaid FDIC insurance:  Prepaid FDIC insurance as of December 31, 2011 represents the FDIC premiums paid by the Bank for the year of 2012.  The expense for the FDIC insurance will be recorded on a quarterly basis as premiums are assessed.  The balance remaining in prepaid FDIC insurance at year ending December 31, 2012 will be refunded to the Company.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Earnings per share:   Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.  The following table presents calculations of earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(Amounts In Thousands)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	4,398,337	4,422,274	4,440,545
Weighted average number of net shares issued (redeemed)	52,461	(14,984)	(17,843)
Weighted average shares outstanding (basic)	4,450,798	4,407,290	4,422,702
Weighted average of potential dilutive shares
attributable to stock options granted, computed under the treasury stock method	7,724	10,968	12,812
Weighted average number of shares (diluted)	4,458,522	4,418,258	4,435,514

Net income (In Thousands)	$26,777	$23,316	$15,985

Earnings per share:
Basic	$6.02	$5.29	$3.61
Diluted	$6.01	$5.28	$3.60

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Fair value of financial instruments:  FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) provides a single definition for fair value, a framework for measuring fair value and expanded disclosures concerning fair value.  Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in ASC 820.  There are three levels of inputs that may be used to measure fair value as follows:

Level 1	Valuations for assets and liabilities traded in active markets for identical assets or liabilities. The Company does not have any Level 1 assets or liabilities.

Level 2
Valuations for assets and liabilities traded in less active dealer or broker markets.  Level 2 includes securities purchased from the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and issued by state and political subdivisions.  Valuation is based upon quoted prices for similar instruments in active markets, or similar instruments in markets that are not active, and model-based valuation techniques for all significant assumptions are observable in the market.

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

Investment securities available for sale:  Investment securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If a quoted price is not available, the fair value is obtained from benchmarking the security against similar securities.  All of the Company’s securities are considered Level 2.

The pricing for investment securities is obtained from an independent source.  The Company’s investment securities are low risk and are measured at fair value as level 2 assets.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2011.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Foreclosed assets:  Foreclosed assets consist mainly of other real estate owned but may include other types of assets repossessed by the Company.  Foreclosed assets are adjusted to the lower of carrying value or fair value less the cost of disposal.   Fair value is generally based upon independent market prices or appraised values of the collateral.  The value of foreclosed assets is evaluated periodically.  Foreclosed assets are classified as Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$-	$211,367	$-	$211,367

Total	$-	$211,367	$-	$211,367

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in Thousands)

Investment securities available for sale	$97,836	$107,662	$-	$205,498

Total	$97,836	$107,662	$-	$205,498
Based upon further analysis of the pricing methodologies and assumptions utilized to determine the fair value of the Company’s available for sale securities, it was determined that $97,836,000 of securities that were classified as level 1 in 2010 should be classified as level 2 as of December 31, 2011.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis in 2011 that were still held on the balance sheet at December 31, 2011, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

					Year Ended
	December 31, 2011				December 31, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$13,272	$-	$13,272	$2,570
Foreclosed assets (2)	-	286	-	286	198
Total	$-	$13,558	$-	$13,558	$2,768

					Year Ended
	December 31, 2010				December 31, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
	(Amounts in Thousands)

Loans (1)	$-	$13,639	$-	$13,639	$4,826
Foreclosed assets (2)	-	762	-	762	505
Total	$-	$14,401	$-	$14,401	$5,331

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

As of December 31, 2011, the $13.3 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types: $7.4 million of 1-to-4 family residential loans, $2.1 million of commercial and industrial loans and $2.3 million of commercial mortgage loans.  The remaining $1.5 million was spread over the following categories of loans:  agricultural, real estate construction, mortgage – farmland, mortgage – multi-family, and loans to individuals.  The total $13.3 million of loans represents the carrying value of loans partially charged off as it was determined that the fair value of the loan collateral was less than the carrying value.  Of the total $13.3 million, $3.1 million was included in the nonaccrual loan total.  The remaining $10.2 million is accruing interest based on the fact loan payments have been made as contractually agreed.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

As of December 31, 2010, the $13.6 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types:  $5.9 million of 1-to-4 family residential loans, $3.9 million of commercial and industrial loans and $1.6 million of commercial mortgage loans.  The remaining $2.2 million was spread over the following categories of loans:  agricultural, real estate construction, mortgage – farmland, mortgage – multi-family, and loans to individuals.  The total $13.6 million of loans represents the carrying value of loans partially charged off as it was determined that the fair value of the loan collateral was less than the carrying value.  Of the total $13.6 million, $4.2 million was included in the nonaccrual loan total.  The remaining $9.4 million is accruing interest based on the fact loan payments have been made as contractually agreed.

Reclassifications: Certain prior year amounts may be reclassified to conform to the current year presentation.

Note 2.   Investment Securities

Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The Company had no securities designated as trading in its portfolio at December 31, 2011 or 2010.  The carrying amount of available-for-sale securities and their approximate fair values were as follows December 31 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

December 31, 2011:
Other securities (FHLB, FHLMC and FNMA)	$90,353	$1,583	$-	$91,936
State and political subdivisions	112,959	6,524	(52)	119,431
Total	$203,312	$8,107	$(52)	$211,367

December 31, 2010:
Other securities (FHLB, FHLMC and FNMA)	$95,583	$2,383	$(130)	$97,836
State and political subdivisions	105,412	3,041	(791)	107,662
Total	$200,995	$5,424	$(921)	$205,498

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2011, were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$41,112	$41,635
Due after one year through five years	105,070	108,647
Due after five years through ten years	56,466	60,364
Due over ten years	664	721
Total	$203,312	$211,367

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Investment Securities (Continued)

As of December 31, 2011, investment securities with a carrying value of $52,785,000 were pledged to collateralize short-term borrowings.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	2011	2010	2009
Sales proceeds	$529	$4,892	$-
Gross realized gains	29	99	-
Gross realized losses	-	(28)	-

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010 (in thousands):

	Less than 12 months				12 months or more				Total
2011			Unrealized				Unrealized				Unrealized
Description	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
of Securities

Other securities
(FHLB, FHLMC and FNMA)	-	$-	$-	0.00%	-	$-	$-	-	-	$-	$-	0.00%

State and political subdivisions	2	409	(3)	0.73%	2	453	(49)	10.82%	4	862	(52)	6.03%

Total temporarily
impaired securities	2	$409	$(3)	0.73%	-	$453	$(49)	10.82%	4	$862	$(52)	6.03%

	Less than 12 months				12 months or more				Total
2010			Unrealized				Unrealized				Unrealized
Description	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
of Securities

Other securities
(FHLB, FHLMC and FNMA)	4	$11,137	$(130)	1.17%	-	$-	$-	-	4	$11,137	$(130)	1.17%

State and political subdivisions	103	23,374	(787)	3.37%	1	121	(4)	3.31%	104	23,495	(791)	3.37%

Total temporarily
impaired securities	107	$34,511	$(917)	2.66%	1	$121	$(4)	3.31%	108	$34,632	$(921)	2.66%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. The state and political subdivision securities with gross unrealized losses as of December 31, 2011 included one issue which was rated Aa3 and another which was rated Aa2.  Two municipal bonds are rated B1.  Bonds with a B1 rating are less than investment grade.   The aggregate fair value of these B1 rated bonds is $453,000 while their amortized cost is $502,000, representing an unrealized loss of $49,000. The Company has not recognized any unrealized loss in income because management has the intent and ability to hold the securities until a recovery of fair value or maturity.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans

The composition of loans is as follows:

	December 31,
	2011	2010
	(Amounts In Thousands)

Agricultural	$68,556	$65,004
Commercial and financial	143,174	141,619
Real estate:
Construction, 1 to 4 family residential	22,308	25,232
Construction, land development and commercial	84,508	86,552
Mortgage, farmland	99,799	90,448
Mortgage, 1 to 4 family first liens	577,881	519,533
Mortgage, 1 to 4 family junior liens	104,915	109,036
Mortgage, multi-family	222,851	202,630
Mortgage, commercial	316,329	302,020
Loans to individuals	20,598	23,627
Obligations of state and political subdivisions	31,147	24,959
	$1,692,066	$1,590,660
Less allowance for loan losses	30,150	29,230
	$1,661,916	$1,561,430

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Changes in the allowance for loan losses and the allowance for loan loss balance applicable to impaired loans and the related loan balance of impaired loans for the year ended December 31, 2011 and 2010 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total

2011
Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	(81)	(2,678)	(549)	(1)	(2,892)	(708)	(220)	(7,129)
Recoveries	45	896	17	4	934	298	194	2,388
Provision	(780)	1,469	1,132	(74)	3,057	903	(46)	5,661

Ending balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150

Ending balance, individually evaluated for impairment	1	97	3	-	93	65	-	259

Ending balance, collectively evaluated for impairment	1,353	6,332	4,991	1,411	8,958	6,085	761	29,891

Loan balances:

Ending balance	68,556	143,174	106,816	99,799	682,796	539,180	51,745	1,692,066

Ending balance, individually evaluated for impairment	13	2,617	662	556	4,801	19,830	-	28,479

Ending balance, collectively evaluated for impairment	68,543	140,557	106,154	99,243	677,995	519,350	51,745	1,663,587

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total

2010
Allowance for loan losses:
Beginning balance	$2,967	$7,090	$4,811	$1,417	$7,484	$4,742	$649	$29,160
Charge-offs	(18)	(3,647)	(1,202)	(52)	(4,343)	(1,507)	(423)	(11,192)
Recoveries	248	946	81	44	583	152	283	2,337
Provision	(1,027)	2,353	704	73	4,228	2,270	324	8,925

Ending balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230

Ending balance, individually evaluated for impairment	21	170	373	32	168	43	3	810

Ending balance, collectively evaluated for impairment	2,149	6,572	4,021	1,450	7,784	5,614	830	28,420

Loans:

Ending balance	65,004	141,619	111,784	90,448	628,569	504,650	48,586	1,590,660

Ending balance, individually evaluated for impairment	104	3,692	4,079	147	7,088	16,423	15	31,548

Ending balance, collectively evaluated for impairment	64,900	137,927	107,705	90,301	621,481	488,227	48,571	1,559,112

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Changes in the allowance for loan losses for the year ended December 31, 2009 are as follows:

2009

Balance, beginning	$27,660
Charge-offs:
Agricultural	82
Commercial and financial	5,161
Real estate:
Construction and land development	436
Mortgage, farmland	22
Mortgage, 1 to 4 family	3,064
Mortgage, multi-family and commercial	2,172
Other	515
11,452
Recoveries:
Agricultural	20
Commercial and financial	415
Real estate:
Construction and land development	49
Mortgage, farmland	1
Mortgage, 1 to 4 family	236
Mortgage, multi-family and commercial	7
Other	277
1,005
Net charge-offs	10,447
Provision charged to expense	11,947
Balance, ending	$29,160

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR Loans, 2) all non consumer and non 1-to- 4 family residential loans with prior charge-offs, 3) all non consumer and non 1-to-4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2011:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial

2011
Grade:
Pass	$60,745	$116,234	$18,726	$60,279
Potential Watch	1,129	5,858	878	5,171
Watch	4,074	11,104	2,374	5,182
Substandard	2,608	9,978	330	13,876
Total	$68,556	$143,174	$22,308	$84,508

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family

2011
Grade:
Pass	$93,447	$511,212	$93,761	$181,386
Potential Watch	1,393	20,532	3,021	12,561
Watch	2,490	20,706	4,667	19,317
Substandard	2,469	25,431	3,466	9,587
Total	$99,799	$577,881	$104,915	$222,851

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total

2011
Grade:
Pass	$259,516	$19,914	$31,085	$1,446,305
Potential Watch	14,401	180	-	65,124
Watch	31,928	290	62	102,194
Substandard	10,484	214	-	78,443
Total	$316,329	$20,598	$31,147	$1,692,066

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Past due loans as of December 31, 2011 and 2010 were as follows:

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)
December 31, 2011:
Agricultural	$509	$-	$13	$522	$68,034	$68,556	$13
Commercial and financial	558	187	849	1,594	141,580	143,174	222
Real estate:
Construction, 1 to 4 family residential	367	-	-	367	21,941	22,308	-
Construction, land development and commercial	164	719	327	1,210	83,298	84,508	14
Mortgage, farmland	752	-	-	752	99,047	99,799	-
Mortgage, 1 to 4 family first liens	4,042	1,012	3,414	8,468	569,413	577,881	2,673
Mortgage, 1 to 4 family junior liens	454	353	396	1,203	103,712	104,915	105
Mortgage, multi-family	-	-	267	267	222,584	222,851	-
Mortgage, commercial	838	755	718	2,311	314,018	316,329	185
Loans to individuals	38	21	-	59	20,539	20,598	-
Obligations of state and political subdivisions	2,834	-	0	2,834	28,313	31,147	-
	$10,556	$3,047	$5,984	$19,587	$1,672,479	$1,692,066	$3,212

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)
December 31, 2010:
Agricultural	$77	$20	$104	$201	$64,803	$65,004	$104
Commercial and financial	643	141	1,464	2,248	139,371	141,619	1,045
Real estate:
Construction, 1 to 4 family residential	944	-	271	1,215	24,017	25,232	271
Construction, land development and commercial	5,140	60	1,605	6,805	79,747	86,552	145
Mortgage, farmland	391	-	-	391	90,057	90,448	-
Mortgage, 1 to 4 family first liens	5,620	2,134	4,470	12,224	507,309	519,533	3,053
Mortgage, 1 to 4 family junior liens	843	199	509	1,551	107,485	109,036	483
Mortgage, multi-family	-	-	1,837	1,837	200,793	202,630	-
Mortgage, commercial	1,110	366	230	1,706	300,314	302,020	229
Loans to individuals	38	5	15	58	23,569	23,627	15
Tax exempt	19	-	-	19	24,940	24,959	-
	$14,825	$2,925	$10,505	$28,255	$1,562,405	$1,590,660	$5,345

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Loans 90 days or more past due that are still accruing interest decreased $2.1 million from December 31, 2010 to December 31, 2011. Real estate loans make up approximately $6.1 million, or 82.57%, of total nonaccrual loans as of December 31, 2011.  As of December 31, 2011 and 2010, loans 90 days or more past due and accruing were 0.19% and 0.34% of total loans, respectively. The average balance of the past due loans also increased in 2011 as compared to 2010.  The average past due loan balance was $80,000 as of December 31, 2011 compared to $73,000 as of December 31, 2010.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

The following table summarizes the Company’s impaired loans and non-performing assets at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Amounts in Thousands)

Nonaccrual loans	$7,378	$8,246
Accruing loans past due 90 days or more	3,212	5,345
Troubled debt restructurings ("TDR Loans") (1)	17,889	17,957
Total impaired loans	28,479	31,548
Other real estate	1,327	2,233
Non-performing assets (includes impaired loans and other real estate)	29,806	33,781
Loans held for investment	1,692,066	1,590,660
Ratio of allowance for loan losses to loans held for investment	1.78%	1.84%
Ratio of allowance for loan losses to impaired loans	105.87	92.65
Ratio of impaired loans to total loans held for investment	1.68	1.98
Ratio of non-performing assets to total assets	1.48	1.75

(1)
Total TDR Loans were $21,399,000 and $22,355,000 as of December 31, 2011 and 2010, respectively.  Included in the total nonaccrual loans were $3,249,000 and $4,398,000 of TDR Loans as of December 31, 2011 and 2010, respectively.

Certain impaired loan information by loan type at December 31, 2011 and 2010 was as follows:

	December 31, 2011			December 31, 2010
		Accruing loans			Accruing Loans
	Nonaccrual	past due 90	TDR	Nonaccrual	past due 90	TDR
	loans (1)	days or more(2)	Loans	loans (1)	days or more	Loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	$-	$13	$-	$-	$104	$-
Commercial and financial	1,286	222	1,109	2,647	1,045	0
Real estate:
Construction, 1 to 4 family residential	-	-		-	271	-
Construction, land development and commercial	648	14	0	1,546	145	2,118
Mortgage, farmland	556	-	-	147	-	-
Mortgage, 1 to 4 family first liens	1,141	2,673	541	1,783	3,053	779
Mortgage, 1 to 4 family junior liens	291	105	50	26	483	963
Mortgage, multi-family	2,168	-	5,870	1,837	-	2,938
Mortgage, commercial	1,288	185	10,319	260	229	11,159
Loans to individuals	-	-	-	-	15	-
	$7,378	$3,212	$17,889	$8,246	$5,345	$17,957
(1)	There were $3,249,000 and $4,398,000 of TDR Loans included within nonaccrual loans as of December 31, 2011 and 2010, respectively.
(2)	There were $261,000 of TDR Loans within accruing loans past due 90 days or more as of December 31, 2011.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

The Company may modify the terms of a loan to maximize the collection of amounts due.  In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or an extension of the maturity date.  The borrower is experiencing financial difficulties or is expected to experience financial difficulties in the near-term, so a concessionary modification is granted to the borrower that would otherwise not be considered.  TDR Loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.

Below is a summary of information for TDR Loans as of December 31, 2011 and 2010:

	December 31, 2011

	Number of	Recorded	Commitments
	contracts	investment	outstanding
	(Amounts In Thousands)

Agricultural	-	-	-
Commercial and financial	9	1,802	108
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	2	335	452
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	7	801	-
Mortgage, 1 to 4 family junior liens	1	50	-
Mortgage, multi-family	4	7,597	-
Mortgage, commercial	6	10,814	-
Loans to individuals	-	-	-
	29	$21,399	$560

	December 31, 2010

	Number of	Recorded	Commitments
	contracts	investment	outstanding
	(Amounts In Thousands)

Agricultural	-	-	-
Commercial and financial	2	2,301	155
Real estate:
Construction, 1 to 4 family residential	-	-	1,106
Construction, land development and commercial	4	2,118	2,008
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	3	779	-
Mortgage, 1 to 4 family junior liens	2	963	-
Mortgage, multi-family	3	4,775	-
Mortgage, commercial	4	11,419	-
Loans to individuals	-	-	-
	18	$22,355	$3,269

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

The following is a summary of TDR Loans that were modified during the year ended December 31, 2011:

	December 31, 2011
		Pre-modification	Post-modification
	Number of	recorded	recorded
	Contracts	investment	investment
	(Amounts In Thousands)

Agricultural	-	-	-
Commercial and financial	8	1,389	1,291
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	2	451	335
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	6	766	728
Mortgage, 1 to 4 family junior liens	1	50	50
Mortgage, multi-family	-	-	-
Mortgage, commercial	4	2,299	1,948
Loans to individuals	-	-	-
	21	$4,955	$4,352

The Bank has commitments to lend additional borrowings to TDR loan customers.  These commitments are in the normal course of business and allow the borrowers to build pre-sold homes and commercial property and which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

There were $261,000 of TDR Loans that were in payment default (defined as past due 90 days or more) as of December 31, 2011.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Information regarding impaired loans as of and for the year ended December 31, 2011 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

2011
With no related allowance recorded:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	793	1,679	-	919	-
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	648	765	-	868	-
Mortgage, farmland	556	556	-	429	-
Mortgage, 1 to 4 family first liens	1,512	1,905	-	1,577	19
Mortgage, 1 to 4 family junior liens	291	568	-	290	-
Mortgage, multi-family	5,148	5,757	-	4,795	101
Mortgage, commercial	1,986	4,305	-	2,125	45
Loans to individuals	-	21	-	-	-
	$10,934	$15,556	$-	$11,003	$165
With an allowance recorded:
Agricultural	$13	$13	$1	$13	$1
Commercial and financial	1,824	2,954	97	2,670	55
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	14	27	3	21	1
Mortgage, farmland	-	-	-	-	-
Mortgage, 1 to 4 family first liens	2,843	3,187	88	3,071	137
Mortgage, 1 to 4 family junior liens	155	155	5	167	7
Mortgage, multi-family	2,890	2,890	29	2,914	114
Mortgage, commercial	9,806	9,806	36	9,910	429
Loans to individuals	-	-	-	-	-
	$17,545	$19,032	$259	$18,766	$744
Total:
Agricultural	$13	$13	$1	$13	$1
Commercial and financial	2,617	4,633	97	3,589	55
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	662	792	3	889	1
Mortgage, farmland	556	556	0	429	-
Mortgage, 1 to 4 family first liens	4,355	5,092	88	4,648	156
Mortgage, 1 to 4 family junior liens	446	723	5	457	7
Mortgage, multi-family	8,038	8,647	29	7,709	215
Mortgage, commercial	11,792	14,111	36	12,035	474
Loans to individuals	-	21	-	-	-
	$28,479	$34,588	$259	$29,769	$909

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Information regarding impaired loans as of and for the year ended December 31, 2010 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

2010
With no related allowance recorded:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	2,301	3,234	-	2,717	-
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	2,118	2,118	-	2,246	98
Mortgage, farmland	-	-	-	-	-
Mortgage, 1 to 4 family first liens	181	190	-	222	13
Mortgage, 1 to 4 family junior liens	-	224	-	-	-
Mortgage, multi-family	1,837	1,883	-	1,860	-
Mortgage, commercial	485	2,419	-	525	31
Loans to individuals	-	-	-	-	-
	$6,922	$10,068	$-	$7,570	$142
With an allowance recorded:
Agricultural	$104	$104	$21	$164	$8
Commercial and financial	1,391	1,573	172	1,261	58
Real estate:
Construction, 1 to 4 family residential	270	346	54	308	17
Construction, land development and commercial	1,691	2,174	319	1,920	10
Mortgage, farmland	147	161	32	156	-
Mortgage, 1 to 4 family first liens	5,435	6,274	136	5,773	190
Mortgage, 1 to 4 family junior liens	1,472	1,482	34	1,492	59
Mortgage, multi-family	2,938	2,938	2	2,961	155
Mortgage, commercial	11,163	11,243	39	11,273	657
Loans to individuals	15	47	1	33	2
	$24,626	$26,342	$810	$25,341	$1,156
Total:
Agricultural	$104	$104	$21	$164	$8
Commercial and financial	3,692	4,807	172	3,978	58
Real estate:
Construction, 1 to 4 family residential	270	346	54	308	17
Construction, land development and commercial	3,809	4,292	319	4,166	108
Mortgage, farmland	147	161	32	156	-
Mortgage, 1 to 4 family first liens	5,616	6,464	136	5,995	203
Mortgage, 1 to 4 family junior liens	1,472	1,706	34	1,492	59
Mortgage, multi-family	4,775	4,821	2	4,821	155
Mortgage, commercial	11,648	13,662	39	11,798	688
Loans to individuals	15	47	1	33	2
	$31,548	$36,410	$810	$32,911	$1,298

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Information about impaired loans as of and for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Impaired loans receivable for which there is a related allowance for loan losses	$17,545	$24,626
Impaired loans receivable for which there is no related allowance for loan losses	10,934	6,922
Total	$28,479	$31,548

Related allowance for credit losses on impaired loans	$259	$810
Average balance of impaired loans	30,014	32,911
Nonaccrual loans	7,378	8,246
Loans past due ninety days or more and still accruing	3,212	5,345
TDR Loans	21,399	22,355
Interest income recognized on impaired loans	909	1,298
Interest income forfeited on non-accrual loans	488	384

Impaired loans decreased by $3.1 million from December 31, 2010 to December 31, 2011.  Impaired loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and TDR Loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Most of the impaired loans are secured by real estate and are believed to be adequately collateralized.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

For loans that are collateral dependent, losses are evaluated based on the portion of a loan that exceeds the fair market value of the collateral that can be identified as uncollectible.  In general, this is the amount that the carrying value of the loan exceeds the related appraised value.  Generally, it is the Company’s policy not to rely on appraisals that are older than one year prior to the date the impairment is being measured.  The most recent appraisal values may be adjusted if, in the Company’s judgment, experience and other market data indicate that the property’s value, use, condition, exit market or other variable affecting its value may have changed since the appraisal was performed, consistent with the December 2006 joint interagency guidance on the allowance for loan losses.  The charge off or loss adjustment supported by an appraisal is considered the minimum charge off.  Any adjustments made to the appraised value are to provide additional charge off or loss allocations based on the applicable facts and circumstances.  In instances where there is an estimated decline in value, either a loss allocation is provided or a charge off taken pending confirmation of the amount of the loss from an updated appraisal.  Upon receipt of the new appraisals, an additional loss allocation may be provided or charge off taken based on the appraised value of the collateral.  On average, appraisals are obtained within one month of order.

The Company has not experienced any significant time lapses in recognizing the required provisions for collateral dependent loans, nor has the Company delayed appropriate charge-offs.  When an updated appraisal value has been obtained, the Company has used the appraisal amount in determining the appropriate charge off or required reserve.  The Company also evaluates any changes in the financial condition of the borrower and guarantors (if applicable), economic conditions, and the Company’s loss experience with the type of property in question.  Any information utilized in addition to the appraisal is intended to identify additional charge-offs or provisions, not to override the appraised value.

The Bank regularly reviews loans in the portfolio and assesses whether the loans are impaired in accordance with ASC 310.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured.  Loans that are determined not to be impaired and for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The determination concerning the appropriate percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due loans, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in TDR Loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2011	2010
	(Amounts In Thousands)

Land	$7,580	$6,975
Buildings and improvements	27,141	23,829
Furniture and equipment	22,986	21,061
	57,707	51,865
Less accumulated depreciation	27,386	25,059
Net	$30,321	$26,806

Note 5.   Interest-Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2011	2010
	(Amounts In Thousands)

NOW and other demand	$291,480	$253,253
Savings	395,121	382,311
Time, $100,000 and over	174,919	182,156
Other time	440,579	464,230
	$1,302,099	$1,281,950

Brokered deposits totaled $32.1 million and $28.8 million as of December 31, 2011 and 2010, respectively with an average interest rate of 0.71% and 0.81% as of December 31, 2011 and 2010, respectively. As of December 31, 2011, brokered deposits of $24.6 million are included in savings deposits and $7.5 million are included in time deposits.  At December 31, 2010, brokered deposits of $21.5 million were included in savings deposits and $7.3 million were included in time deposits. Brokered time deposits in increments greater than $100,000 as of December 31, 2011 and 2010 were $4.4 million and $4.7 million, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Interest-Bearing Deposits (Continued)

Time deposits have a maturity as follows:

	December 31,
	2011	2010
	(Amounts In Thousands)
Due in one year or less	$292,016	$339,153
Due after one year through two years	125,431	161,723
Due after two years through three years	69,436	67,987
Due after three years through four years	73,958	31,474
Due over four years	54,657	46,049
	$615,498	$646,386

Note 6.   Short-Term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with a maturity of less than one year):

	December 31,
	2011	2010
	(Amounts In Thousands)
Federal funds purchased, secured by other securities (FHLB, FHLMC and FNMA)	$12,406	$-
Repurchase agreements with customers, renewable daily, interest payable monthly, secured by other securities (FHLB, FHLMC and FNMA)
	40,379	44,968
Repurchase agreements with customers, interest fixed, maturities of less than one year, secured by other securities (FHLB, FHLMC and FNMA)
	-	1,960
	$52,785	$46,928

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2011 and 2010 was 0.40% and 0.84%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of investment securities.  The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate.  The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers.  At December 31, 2011, $40.4 million of securities sold under repurchase agreements with a weighted average interest rate of 0.47%, maturing in 2012, were collateralized by investment securities having an amortized cost of $40.4 million.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Federal Home Loan Bank Borrowings

As of December 31, 2011 and 2010, the borrowings were as follows:

	2011	2010
(Effective interest rates as of December 31, 2011)	(Amounts In Thousands)

Due 2011	$-	$10,000
Due 2015, 3.70% to 4.56%	60,000	60,000
Due 2016, 4.46% to 4.69%	45,000	45,000
Due 2017, 4.09% to 4.89%	60,000	60,000
Due 2018, 3.65%	20,000	20,000
	$185,000	$195,000

All of the borrowings are callable by the FHLB with call dates ranging from 2012 through 2013.  The advances are unlikely to be called unless rates would increase significantly.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $10,728,000 and $11,105,000 at December 31, 2011 and 2010, respectively.  Collateral is provided by the Company’s 1-to-4 family mortgage loans totaling $249,750,000 at December 31, 2011 and $263,250,000 at December 31, 2010.  The Company also has the ability to borrow against commercial real estate and multi-family loans totaling $144,366,000 as of December 31, 2011 and $129,917,000 as of December 31, 2010 and there was $0 borrowed against this collateral as of December 31, 2011 or 2010.

Note 8.   Employee Benefit Plans

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1,446,000, $1,559,000 and $1,030,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in 2011 was due to a 9% discretionary contribution compared to a discretionary contribution of 10.0% in 2010.  The contribution was 6.5% in 2009.

During the year ended December 31, 2011, the ESOP purchased an additional 40,028 shares of common stock in the Company with a loan from the Company.  The note payable bears interest at the prime rate subject to a floor of 5.0% with principal and interest payable annually for five consecutive years.  The loan is collateralized by the unreleased shares of stock purchased as well as a certificate of deposit the Company holds at the Bank in the original amount of the note.  The note payable and certificate of deposit are not included in the consolidated balance sheet. There was no interest income or expense recognized in the consolidated statement of income.

As the note payable is repaid by the ESOP, shares are released from collateral and allocated to qualified employees based on the proportion of principal and interest paid in the year to total principal and interest payments anticipated for the life of the loan.  7,314 shares were released in 2011. The shares pledged as collateral are reported as a reduction of stockholder’s equity in the consolidated balance sheet.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Unallocated shares were 32,714 as of December 31, 2011. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated ESOP shares will be used to reduce debt.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Employee Benefit Plans (Continued)

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  Effective June 30, 2005, as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company began obtaining a quarterly independent appraisal of the shares of stock.  Previously, the Company was obtaining an independent appraisal of the shares of stock on an annual basis for the Company’s ESOP.  As of December 31, 2011 and 2010, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2011	2010

Shares held by the ESOP	434,775	426,402
Fair value per share	$64.00	$58.50
Maximum cash obligation	$27,826,000	$24,945,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company did not make a profit sharing plan contribution in the years ended December 31, 2011, 2010, and 2009. The Company made matching contributions under its 401(k) plan of $136,000 in 2011, $132,000 in 2010 and $134,000 in 2009 and each such amount is included in salaries and employee benefits.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $3.9 million and $3.4 million at December 31, 2011 and 2010, respectively.  Expense related to the deferred compensation plan was $383,000 in 2011 and $363,000 for 2010 and is included in salaries and employee benefits expense.  Expenses related to the deferred compensation plan in 2011 increased from 2010 which is primarily the result of the change in the appraised value of the Company’s common stock during 2011.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $1.7 million and $1.5 million at December 31, 2011 and 2010, respectively. Expense related to the directors’ deferred compensation plan was $171,000 for 2011 and $161,000 for 2010 and is included in other noninterest expense.  Expenses related to the deferred compensation plan increased from 2010 which is primarily the result of the change in the appraised value of the Company’s common stock during 2011.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Employee Benefit Plans (Continued)

The Company has a Stock Option and Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the plan, the aggregate number of options and shares granted cannot exceed 94,000 shares. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant. Director options granted on or before December 31, 2006 may be exercised immediately.  Director options granted on or after January 1, 2007, and officers' rights under the plan vest over a five-year period from the date of the grant.

A summary of the stock options is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic Value
	Number of Shares	Exercise Price	Term (Years)	(In Thousands)
Balance, December 31, 2008	37,660	32.05	4.36	$1,207
Granted	20,000
Exercised	(20,300)
Forfeited	(4,000)
Balance, December 31, 2009	33,360	32.88	3.60	1,097
Granted	-
Exercised	(5,405)
Balance, December 31, 2010	27,955	33.83	2.84	946
Granted	-
Exercised	(9,115)
Balance, December 31, 2011	18,840	36.60	2.51	690

The weighted-average fair value of options granted in 2009 was $2.90 per share.  There were no stock options granted in 2010 or 2011.  The intrinsic value of options exercised in 2011 was $256,000.  The intrinsic value of options exercised was $151,000 for 2010.

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

	2011	2010	2009

Risk-free interest rate	n/a	n/a	0.06%
Expected option life	n/a	n/a	21 days
Expected volatility	n/a	n/a	57.70%
Expected dividends	n/a	n/a	1.65%

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Employee Benefit Plans (Continued)

Other pertinent information related to the options outstanding at December 31, 2011 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

29.33	7,600	12 Months	7,600
33.67	3,000	24 Months	3,000
34.50	2,940	28 Months	2,940
36.25	720	36 Months	720
52.00	4,580	64 Months	-
	18,840		14,260

As of December 31, 2011, the outstanding options have a weighted-average exercise price of $36.60 per share and a weighted average remaining contractual term of 2.51 years.  The intrinsic value of all options outstanding was $690,000 as of December 31, 2011.

As of December 31, 2011, there was $5,000 in unrecognized compensation cost for stock options granted under the plan.  This cost is expected to be recognized over a weighted-average period of 0.33 years.

As of December 31, 2011, the vested options totaled 14,260 shares with a weighted-average exercise price of $31.66 per share and a weighted-average remaining contractual term of 1.60 years.  The intrinsic value for the vested options was $451,000. There were no shares that vested in 2011 and 2010.  The fair value of the 20,000 options vested during 2009 was $1,060,000.

As of December 31, 2011, 88,293 shares were available for stock options and awards.  The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 6,629 shares of common stock in 2011, 831 in 2010 and 2,071 in 2009 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2011, 2010 and 2009 was $99,000, $170,000 and $187,000, respectively.

Note 9.   Income Taxes

Income taxes for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	2011	2010	2009
	(Amounts In Thousands)

Current:
Federal	$8,895	$7,694	$4,480
State	1,954	1,663	1,011
Deferred:
Federal	24	(86)	(237)
State	(44)	(13)	(36)
	$10,829	$9,258	$5,218

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Income Taxes (Continued)

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$11,532	$11,180
Deferred compensation	2,254	2,029
Accrued expenses	646	723
State net operating loss	445	442
Gross deferred tax assets	14,877	14,374
Valuation allowance	(445)	(442)
Deferred tax asset, net of valuation allowance	14,432	13,932
Deferred income tax liabilities:
Property and equipment	1,710	1,229
Unrealized gains on investment securities	3,081	1,722
Goodwill	624	575
Other	486	536
Gross deferred tax liabilities	5,901	4,062
Net deferred income tax assets	$8,531	$9,870

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2012 and 2032.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2011 and 2010, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized.  The increase in net operating loss carry-forward in 2011 compared to 2010 reflects the additional Iowa income tax net operating loss generated during 2011 less any expiring carry-forward.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The valuation allowance increased by $3,000 and $46,000 for the years ended December 31, 2011 and 2010, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Income Taxes (Continued)

The net change in the deferred income taxes for the years ended December 31, 2011, 2010 and 2009 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2011	2010	2009
	(Amounts In Thousands)

Consolidated statements of income	$20	$99	$273
Consolidated statements of stockholders' equity	(1,359)	879	(340)
	$(1,339)	$978	$(67)

Income tax expense for the years ended December 31, 2011, 2010 and 2009 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2011		2010		2009
		% Of		% Of		% Of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Amounts In Thousands)

Expected tax expense	$13,162	35.0%	$11,401	35.0%	$7,421	35.0%
Tax-exempt interest	(1,612)	(4.3)	(1,319)	(4.1)	(1,312)	(6.2)
Interest expense
limitation	124	0.3	119	0.4	150	0.7
State income taxes,
net of federal income tax benefit	1,242	3.3	1,073	3.3	634	3.0
Income tax credits	(1,993)	(5.3)	(1,909)	(5.9)	(1,637)	(7.7)
Other	(94)	(0.2)	(107)	(0.3)	(38)	(0.2)
	$10,829	28.8%	$9,258	28.4%	$5,218	24.6%

Federal income tax expense for the years ended December 31, 2011, 2010 and 2009 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  On January 1, 2007, the Company adopted ASC 740.  The evaluation was performed for those tax years which remain open to audit.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2011 and 2010, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2011, 2010 and 2009, remain open for examination.  As a result of the implementation of ASC 740, the Company did not recognize any increase or decrease for unrecognized tax benefits.  There were no material unrecognized tax benefits at December 31, 2011 and December 31, 2010.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2011, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2012.

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2011 and 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual amounts and capital ratios as of December 31, 2011 and 2010, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
	Actual		Purposes	Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2011:
Company:
Total risk-based capital	$248,366	15.96%	8.00%	10.00%
Tier 1 risk-based capital	228,781	14.69	4.00	6.00
Leverage ratio	228,781	11.43	4.00	5.00
Bank:
Total risk-based capital	247,272	15.87	8.00	10.00
Tier 1 risk-based capital	227,669	14.62	4.00	6.00
Leverage ratio	227,669	11.38	4.00	5.00

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

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8%, retained earnings of $66,402,000 as of December 31, 2011 are available for the payment of dividends to the Company.

During 2011, the Company sold an additional 412,660 shares for $63.00 per share of the Company’s common stock, bolstering capital by $25,825,000 after expenses.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $3,580,000 and $4,400,000 as of December 31, 2011 and 2010, respectively.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.   Related Party Transactions (continued)

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(Amounts In Thousands)

Balance, beginning	$34,233	$30,852
Advances	50,234	61,245
Collections	(47,149)	(57,864)
Balance, ending	$37,318	$34,233

Deposits from these related parties totaled $7,823,000 and $7,385,000 as of December 31, 2011 and 2010, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

Note 12.   Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Amounts In Thousands)

Cash and due from banks	$29,291	$29,291	$62,978	$62,978
Investment securities and FHLB stock	222,095	222,095	216,603	216,603
Loans	1,686,531	1,708,512	1,571,820	1,578,072
Accrued interest receivable	8,689	8,689	8,686	8,686
Deposits	1,525,477	1,532,923	1,480,741	1,483,116
Federal funds purchased and securities
sold under agreements to repurchase	52,785	52,785	46,928	46,928
Borrowings from Federal Home Loan
Bank	185,000	199,008	195,000	210,093
Accrued interest payable	1,625	1,625	1,996	1,996

	Face Amount		Face Amount

Off-balance sheet instruments:
Loan commitments	$269,687	$-	$281,864	$-
Letters of credit	12,016	-	11,936	-

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2011 and 2010
(Amounts In Thousands)

ASSETS	2011	2010

Cash and cash equivalents at subsidiary bank	$2,883	$757
Investment in subsidiary bank	235,142	190,358
Other assets	1,983	1,611
Total assets	$240,008	$192,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$1,736	$1,512
Redeemable common stock held by ESOP	27,826	24,945
Stockholders' equity:
Capital stock	41,467	14,875
Retained earnings	207,790	185,412
Accumulated other comprehensive income	4,974	2,781
Treasury stock at cost	(15,959)	(11,854)
	238,272	191,214
Less maximum cash obligation related to ESOP shares	27,826	24,945
Total stockholders' equity	210,446	166,269
Total liabilities and stockholders' equity	$240,008	$192,726

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2011, 2010 and 2009
(Amounts In Thousands)

	2011	2010	2009

Dividends received from subsidiary	$7,749	$5,375	$6,042
Other expenses	(402)	(377)	(234)
Income before income tax benefit and
equity in undistributed income of subsidiary	7,347	4,998	5,808
Income tax benefit	141	132	82
	7,488	5,130	5,890
Equity in undistributed income of subsidiary	19,289	18,186	10,095
Net income	$26,777	$23,316	$15,985

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
(Amounts In Thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$26,777	$23,316	$15,985
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(19,289)	(18,186)	(10,095)
Share-based compensation	16	15	62
Compensation expensed through issuance of common stock	417	46	111
Excess tax benefits related to share-based compensation	(132)	(113)	(44)
Forfeiture of common stock	(54)	(32)	(41)
Increase in other assets	(239)	(133)	(72)
Increase in liabilities	224	218	65
Net cash and cash equivalents provided by operating activities	7,720	5,131	5,971

Cash flows from financing activities:
Stock options exercised	256	151	959
Excess tax benefits related to share-based
compensation	132	113	44
Issuance of common stock, net of costs	25,825	-	-
Contribution of capital to subsidiary	(23,303)	-	-
Purchase of treasury stock	(4,105)	(1,627)	(2,132)
Dividends paid	(4,399)	(4,024)	(4,041)
Net cash used by financing activities	(5,594)	(5,387)	(5,170)
Increase (decrease) in cash and cash equivalents	2,126	(256)	801
Cash and cash equivalents:
Beginning of year	757	1,013	212
Ending of year	$2,883	$757	$1,013

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.   Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $57,117,000.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2011 and 2010 is as follows:

	2011	2010
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$35,345	$35,932
Credit cards	42,493	42,369
Commercial, real estate and home construction	62,388	65,035
Commercial lines and real estate purchase loans	129,461	138,528
Outstanding letters of credit	12,016	11,936

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2011 and 2010, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2011 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2012	281
2013	271
2014	192
2015	132
2016	130
Thereafter	228
$1,234

Rent expense was $329,000, $283,000 and $308,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Bank added two new offices in 2012.  An office located at the University of Iowa Memorial Union opened in February 2012 and an office located at the University of Iowa Hospitals & Clinics opened in March 2012.  The Bank will provide retail and commercial banking services at the new offices.  The term for both lease agreements is March 1, 2012 to February 28, 2017.  These contracts were entered into subsequent to December 31, 2011.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.   Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2011
Interest income	$23,021	$23,366	$23,533	$23,430	$93,350
Interest expense	6,384	6,237	5,959	5,781	24,361
Net interest income	$16,637	$17,129	$17,574	$17,649	$68,989
Provision for loan losses	1,465	(266)	1,561	2,901	5,661
Other income	4,334	4,329	4,574	5,267	18,504
Other expense	10,925	10,270	11,025	12,006	44,226
Income before income taxes	$8,581	$11,454	$9,562	$8,009	37,606
Income taxes	2,403	3,501	2,753	2,172	10,829
Net income	$6,178	$7,953	$6,809	$5,837	$26,777

Basic earnings per share	$1.40	$1.82	$1.55	$1.25	$6.02
Diluted earnings per share	1.40	1.81	1.55	1.25	6.01

2010
Interest income	$23,500	$23,897	$23,911	$23,679	$94,987
Interest expense	7,304	7,007	6,725	6,803	27,839
Net interest income	$16,196	$16,890	$17,186	$16,876	$67,148
Provision for loan losses	2,065	853	2,870	3,137	8,925
Other income	4,968	4,588	5,085	5,458	20,099
Other expense	11,556	11,093	10,928	12,171	45,748
Income before income taxes	$7,543	$9,532	$8,473	$7,026	32,574
Income taxes	2,158	2,811	2,440	1,849	9,258
Net income	$5,385	$6,721	$6,033	$5,177	$23,316

Basic earnings per share	$1.22	$1.52	$1.37	$1.18	$5.29
Diluted earnings per share	1.21	1.52	1.37	1.18	5.28

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2011.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

Item 9B.   Other Information

Not applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 16, 2012 for the Annual Meeting of Stockholders on April 16, 2012.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

James G. Pratt
Treasurer
Hills Bancorporation
131 Main Street
Hills, Iowa  52235

Item 11.   Executive Compensation

The information required by Item 11 of Part III is presented under the item entitled “Executive Compensation and Benefits” in the Company’s Definitive Proxy Statement dated March 16, 2012 for the Annual Meeting of Stockholders on April 16, 2012.  Such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement dated March 16, 2012 for the Annual Meeting of Stockholders on April 16, 2012.  Such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the item entitled “Loans to and Certain Other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 16, 2012 for the Annual Meeting of Stockholders on April 16, 2012.  Such information is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 16, 2012 for the Annual Meeting of Shareholders on April 16, 2012, under the heading “Independent Registered Public Accounting Firm – Audit and Other Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.   Exhibits, Consolidated Financial Statement Schedules

			Form 10-K
(a)	1.	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	73
		Consolidated balance sheets as of December 31, 2011 and 2010	74
		Consolidated statements of income for the years ended December 31, 2011, 2010, and 2009	75
		Consolidated statements of comprehensive income for the years ended	76
		December 31, 2011, 2010 and 2009
		Consolidated statements of stockholders' equity for the years ended
		December 31, 2011, 2010 and 2009	77
		Consolidated statements of cash flows for the years ended December 31, 2011,
		2010 and 2009	78
		Notes to consolidated financial statements	80

	2.	Financial Statements Schedules

		All schedules are omitted because they are not applicable or not required, or because the
		required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

	3.1	Articles of Incorporation filed as Exhibit 3.1 of Form S-3 restated on May 12, 2011
		are incorporated by reference.

	3.2	By-Laws filed as Exhibit 3 .2 of Form, S-3 restated on May 12, 2011 are incorporated
		by reference.

	10.1	Material Contract (Employee Stock Ownership Plan) filed as Exhibit 10(a) in Form 10-K for the year
		ended December 31, 1993 is incorporated by reference.

	10.2	Material Contract (1993 Stock Incentive Plan) filed as Exhibit 10(b) in Form 10-K for the year ended
		December 31, 1993 is incorporated by reference.

	10.3	Material Contract (1995 Deferred Compensation Plans) filed as Exhibit 10(c) in Form 10-K for the
		year ended December 31, 1995 is incorporated by reference.

	10.4	Material Contract (2010 Stock Option and Incentive Plan) filed as Exhibit A to the Hills
		Bancorporation Proxy Statement dated April 10, 2010 is incorporated by reference.

	11	Statement Regarding Computation of Basic and Diluted Earnings Per Share on Page 127.

	21	Subsidiary of the Registrant is Attached on Page 128.

	23	Consent of Independent Registered Public Accounting Firm is Attached on Page 129.
		KPMG LLP

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 130-131.

	32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 132.

(b)		Reports on Form 8-K:

		The Registrant filed a 8-K report (stock offering) on November 21, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date: March 9, 2012	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: March 9, 2012	By: /s/James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date: March 9, 2012	By: /s/Willis M. Bywater
Willis M. Bywater, Director

Date: March 9, 2012	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date: March 9, 2012	By: /s/Thomas J. Gill
Thomas J. Gill, Director

Date: March 9, 2012	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date: March 9, 2012	By: /s/James A. Nowak
James A. Nowak, Director

Date: March 9, 2012	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date: March 9, 2012	By: /s/John W. Phelan
John W. Phelan, Director

Date: March 9, 2012	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date: March 9, 2012	By: /s/Ronald E. Stutsman
Ronald E. Stutsman, Director

Date: March 9, 2012	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2011

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2011 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share	127

21	Subsidiary of the Registrant	128

23	Consent of Independent Registered Public Accounting Firm, KPMG LLP	129

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	130

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	131

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	132