Form 10-Q
period 2012-03-31
HILLS BANCORPORATION
filed 2012-05-09
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

[✓] Yes  [ ] No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

[✓] Yes  [ ] No

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated Filer ✓
Non-accelerated filer _____	Small Reporting Company ___

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes  [✓] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At April 30, 2012

Common Stock, no par value	4,753,977

HILLS BANCORPORATION

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Shares)

ASSETS	March 31, 2012 (Unaudited)	December 31, 2011

Cash and cash equivalents	$121,842	$29,291
Investment securities available for sale at fair value (amortized cost March 31, 2012 $204,833; December 31, 2011 $203,312)	211,850	211,367
Stock of Federal Home Loan Bank	10,671	10,728
Loans held for sale	17,595	24,615
Loans, net of allowance for loan losses (March 31, 2012 $28,730; December 31, 2011 $30,150)	1,660,363	1,661,916
Property and equipment, net	31,233	30,321
Tax credit real estate	19,658	20,130
Accrued interest receivable	9,052	8,689
Deferred income taxes, net	8,528	8,531
Other real estate	1,313	1,327
Goodwill	2,500	2,500
Prepaid FDIC insurance	3,641	3,879
Other assets	4,426	5,003
	$2,102,672	$2,018,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$221,629	$223,378
Interest-bearing deposits	1,390,427	1,302,099
Total deposits	$1,612,056	$1,525,477
Short-term borrowings	47,010	52,785
Federal Home Loan Bank borrowings	185,000	185,000
Accrued interest payable	1,540	1,625
Other liabilities	19,018	17,155
	$1,864,624	$1,782,042

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$28,650	$27,826

STOCKHOLDERS' EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued March 31, 2012 5,055,021 shares; December 31, 2011 5,051,901 shares	$-	$-
Paid in capital	41,609	41,467
Retained earnings	210,692	207,790
Accumulated other comprehensive income	4,333	4,974
Unearned ESOP shares	(2,017)	(2,017)
Treasury stock at cost (March 31, 2012 301,403 shares; December 31, 2011 292,083 shares)	(16,569)	(15,959)
	$238,048	$236,255
Less maximum cash obligation related to ESOP shares	28,650	27,826
	$209,398	$208,429
	$2,102,672	$2,018,297

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$21,395	$21,365
Investment securities:
Taxable	546	765
Nontaxable	850	859
Federal funds sold	16	32
Total interest income	$22,807	$23,021
Interest expense:
Deposits	$3,574	$4,308
Short-term borrowings	34	95
FHLB borrowings	1,990	1,981
Total interest expense	$5,598	$6,384
Net interest income	$17,209	$16,637
Provision for loan losses	(560)	1,465
Net interest income after provision for loan losses	$17,769	$15,172
Other income:
Net gain on sale of loans	$705	$482
Trust fees	1,161	1,089
Service charges and fees	1,873	1,811
Rental revenue on tax credit real estate	394	283
Net gain on sale of other real estate owned and other repossessed assets	296	1
Other noninterest income	584	669
	$5,013	$4,335
Other expenses:
Salaries and employee benefits	$5,819	$5,550
Occupancy	844	831
Furniture and equipment	1,111	965
Office supplies and postage	379	337
Advertising and business development	436	329
Outside services	1,702	1,726
Rental expenses on tax credit real estate	655	234
FDIC insurance assessment	268	700
Other noninterest expense	413	254
	$11,627	$10,926
Income before income taxes	$11,155	$8,581
Income taxes	3,255	2,403
Net income	$7,900	$6,178

Earnings per share:
Basic	$1.66	$1.40
Diluted	1.66	1.40

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$7,900	$6,178

Other comprehensive (loss) income, before tax:
Unrealized holding (losses) gains arising during the period	(1,034)	602
Less: reclassification adjustments for gains included in net income	(6)	-

Other comprehensive (loss) income, before tax:	$(1,040)	$602

Tax benefit (expense) related to other comprehensive income	399	(231)

Other comprehensive (loss) income, net of tax	$(641)	$371

Comprehensive income	$7,259	$6,549

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2010	$14,875	$185,412	$2,781	$-	$(11,854)	$(24,945)	$166,269

Issuance of 1,071 shares of common stock	33	-	-	-	-	-	33
Forfeiture of 151 shares of common stock	(8)	-	-	-	-	-	(8)
Share-based compensation	4	-	-	-	-	-	4
Income tax benefit related to share-based compensation	14	-	-	-	-	-	14
Change related to ESOP shares	-	-	-	-	-	(1,066)	(1,066)
Net income	-	6,178	-	-	-	-	6,178
Cash dividends ($1.00 per share)	-	(4,399)	-	-	-	-	(4,399)
Purchase of 3,346 shares of common stock	-	-	-	-	(202)	-	(202)
Other comprehensive income	-	-	371	-	-	-	371
Balance, March 31, 2011	$14,918	$187,191	$3,152	$-	$(12,056)	$(26,011)	$167,194

Balance, December 31, 2011	$41,467	$207,790	$4,974	$(2,017)	$(15,959)	$(27,826)	$208,429

Issuance of 3,269 shares of common stock	109	-	-	-	-	-	109
Forfeiture of 149 shares of common stock	(9)	-	-	-	-	-	(9)
Share-based compensation	4	-	-	-	-	-	4
Income tax benefit related to share-based compensation	38	-	-	-	-	-	38
Change related to ESOP shares	-	-	-	-	-	(824)	(824)
Net income	-	7,900	-	-	-	-	7,900
Cash dividends ($1.05 per share)	-	(4,998)	-	-	-	-	(4,998)
Purchase of 9,320 shares of common stock	-	-	-	-	(610)	-	(610)
Other comprehensive loss	-	-	(641)	-	-	-	(641)
Balance, March 31, 2012	$41,609	$210,692	$4,333	$(2,017)	$(16,569)	$(28,650)	$209,398

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$7,900	$6,178
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	716	621
Provision for loan losses	(560)	1,465
Net gain on sale of investment securities	(6)	-
Share-based compensation	4	4
Forfeiture of common stock	(9)	(8)
Compensation expensed through issuance of common stock	21	33
Excess tax benefits from share-based compensation	(38)	14
Provision for deferred income taxes	400	(239)
Net gain on sale of other real estate owned and other repossessed assets	(296)	(1)
Increase in accrued interest receivable	(363)	(780)
Amortization of discount on investment securities, net	239	230
Decrease in prepaid FDIC insurance	238	603
Decrease (increase) in other assets	615	(77)
Increase in accrued interest payable and other liabilities	1,778	3,866
Loans originated for sale	(65,004)	(27,964)
Proceeds on sales of loans	72,729	37,492
Net gain on sales of loans	(705)	(482)
Net cash and cash equivalents provided by operating activities	$17,659	$20,955

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$11,773	$9,840
Proceeds from sales of investment securities available for sale	246	-
Purchases of investment securities available for sale	(13,716)	(17,841)
Loans made to customers, net of collections	1,635	(16,454)
Proceeds on sale of other real estate owned and other repossessed assets	788	416
Purchases of property and equipment	(1,628)	(730)
Investment in tax credit real estate, net	472	321
Net cash used in investing activities	$(430)	$(24,448)

Cash Flows from Financing Activities
Net increase in deposits	$86,579	$69,909
Net (decrease) increase in short-term borrowings	(5,775)	1,559
Stock options exercised	88	-
Excess tax benefits related to share-based compensation	38	14
Payments on FHLB borrowings	-	(10,000)
Purchase of treasury stock	(610)	(202)
Dividends paid	(4,998)	(4,399)
Net cash provided by financing activities	$75,322	$56,881

(Continued)

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2012	2011

Increase in cash and cash equivalents	$92,551	$53,388

Cash and cash equivalents:
Beginning of year	29,291	62,978
End of period	$121,842	$116,366

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$3,658	$4,446
Interest paid on other obligations	2,024	2,076
Income taxes paid	-	578

Noncash financing activities:

Increase in maximum cash obligation related to ESOP shares	$824	$1,066
Transfers to other real estate owned	478	609

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                 Summary of Significant Accounting Policies

Basis of Presentation:

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

Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2011 filed with the Securities Exchange Commission on March 9, 2012.

The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Recently Adopted Accounting Standards:

In April 2011, the FASB issued new standards that revised the determination of when the restructuring of a receivable should be considered a troubled debt restructuring (“TDR”).  The standard provides additional guidance for determining whether the debtor is experiencing financial difficulty.  The new standard became effective for the Company beginning July 1, 2011.  The adoption did not have a material impact on the Company’s financial position.

Also in April 2011, the FASB issued a new standard that changes the assessment of effective control of a transferor when determining whether repurchase agreements are accounted for as a secured borrowing or sale.  The new standard became effective for the Company beginning January 1, 2012.  The adoption did not have a material impact on the Company’s financial position.

In May 2011, the FASB issued a new standard that provides guidance about how fair value should be determined where it already is required or permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes were clarifications of existing guidance or wording changes to align with IFRS.  The new standard became effective for the Company beginning January 1, 2012.  The adoption did not have a material impact on the Company’s financial position.  The Company added additional disclosure requirements to Note 6: Fair Value Measurements.

In September 2011, the FASB issued a new standard the permits the Company to make a qualitative assessment of whether it is more likely than not that the fair value of the portion of the Company to which goodwill relates is less than its carrying amount before applying the two-step goodwill impairment test.  The new standard became effective for the Company beginning January 1, 2012.  The adoption did not have a material impact on the Company’s financial position.

In June 2011 and December 2011, the FASB issued standards regarding the presentation of comprehensive income in the consolidated financial statements.  The new standard became effective for the Company beginning January 1, 2012.  The adoption did not have a material impact on the Company’s financial position.  The Company now presents comprehensive income in a separate statement of comprehensive income.

Recently Issued Accounting Standards:

None.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months ended March 31,
	2012	2011

Common shares outstanding at the beginning of the period	4,759,818	4,398,337
Weighted average number of net shares issued (redeemed)	(2,175)	(819)
Weighted average shares outstanding (basic)	4,757,643	4,397,518
Weighted average of potential dilutive shares
attributable to stock options granted, computed under
the treasury stock method	7,130	11,345
Weighted average number of shares (diluted)	4,764,773	4,408,863

Net income (In Thousands)	$7,900	$6,178

Earnings per share:
Basic	$1.66	$1.40
Diluted	$1.66	$1.40

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012
	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)

Balance December 31, 2011	$4,974	$4,974
Current period, other comprehensive (loss) income	(641)	(641)
Balance March 31, 2012	$4,333	$4,333

	Three Months Ended March 31, 2011
	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)

Balance December 31, 2010	$2,781	$2,781
Current period, other comprehensive income (loss)	371	371
Balance March 31, 2011	$3,152	$3,152

The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	$(1,034)	$397	$(637)
Less: reclassification adjustment for gains realized in net income	(6)	2	(4)
Other comprehensive (loss) income	$(1,040)	$399	$(641)

	Three Months Ended March 31, 2011
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	$602	$(231)	$371
Less: reclassification adjustment for gains realized in net income	-	-	-
Other comprehensive income (loss)	$602	$(231)	$371

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Recent Legislative Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  The Dodd-Frank Act represents the most sweeping financial services industry reform since the 1930s.  Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the Dodd-Frank Act.  The Dodd-Frank Act is expected to be fully phased in over twelve years.  Among other things, the Dodd-Frank Act may result in added costs of doing business and regulatory compliance burdens and affect competition among financial services entities.  Uncertainty exists as to the ultimate impact of many provisions of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole and on the Company’s business, results of operations and financial condition.  Additional information, including a summary of certain provisions of the Dodd-Frank Act, is available on the Federal Deposit Insurance Corporation website at www.fdic.gov/regulations/reform/index.html.

Note 5.	Loans

The composition of loans is as follows:

	March 31, 2012	December 31, 2011
	(Amounts In Thousands)

Agricultural	$66,461	$68,556
Commercial and financial	143,860	143,174
Real estate:
Construction, 1 to 4 family residential	26,367	22,308
Construction, land development and commercial	81,517	84,508
Mortgage, farmland	101,017	99,799
Mortgage, 1 to 4 family first liens	585,146	577,881
Mortgage, 1 to 4 family junior liens	102,055	104,915
Mortgage, multi-family	218,354	222,851
Mortgage, commercial	312,735	316,329
Loans to individuals	19,543	20,598
Obligations of state and political subdivisions	32,038	31,147
	$1,689,093	$1,692,066
Less allowance for loan losses	28,730	30,150
	$1,660,363	$1,661,916

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three months ended March 31, 2012 were as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	-	(415)	(601)	-	(269)	(211)	(28)	(1,524)
Recoveries	22	360	1	-	125	83	73	664
Provision	(94)	(341)	379	1	(335)	(112)	(58)	(560)

Ending balance	$1,282	$6,033	$4,773	$1,412	$8,572	$5,910	$748	$28,730

Ending balance, individually evaluated for impairment	$-	$39	$3	$-	$78	$99	$1	$220

Ending balance, collectively evaluated for impairment	$1,282	$5,994	$4,770	$1,412	$8,494	$5,811	$747	$28,510

Loans:

Ending balance	$66,461	$143,860	$107,884	$101,017	$687,201	$531,089	$51,581	$1,689,093

Ending balance, individually evaluated for impairment	-	3,115	2,051	556	4,114	20,581	3	30,420

Ending balance, collectively evaluated for impairment	$66,461	$140,745	$105,833	$100,461	$683,087	$510,508	$51,578	$1,658,673

Changes in the allowance for loan losses for the three months ended March 31, 2011 were as follows:
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	-	(740)	(20)	-	(629)	(50)	(62)	(1,501)
Recoveries	22	259	1	-	240	51	53	626
Provision	(433)	511	33	(13)	1,277	85	5	1,465

Ending balance	$1,759	$6,772	$4,408	$1,469	$8,840	$5,743	$829	$29,820

Ending balance, individually evaluated for impairment	$-	$69	$17	$2	$89	$60	$-	$237

Ending balance, collectively evaluated for impairment	$1,759	$6,703	$4,391	$1,467	$8,751	$5,683	$829	$29,583

Loans:

Ending balance	$63,173	$141,213	$112,486	$94,045	$638,095	$506,089	$50,529	$1,605,630

Ending balance, individually evaluated for impairment	-	3,566	1,936	227	4,273	16,785	9	26,796

Ending balance, collectively evaluated for impairment	$63,173	$137,647	$110,550	$93,818	$633,822	$489,304	$50,520	$1,578,834

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

The following table presents the credit quality indicators by type of loans in each category as of March 31, 2012 and December 31, 2011, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
March 31, 2012
Grade:
Pass	$59,228	$115,901	$18,530	$60,737
Potential Watch	678	3,886	1,809	1,322
Watch	3,819	14,331	3,801	8,609
Substandard	2,736	9,742	2,227	10,849
Total	$66,461	$143,860	$26,367	$81,517

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
March 31, 2012
Grade:
Pass	$92,353	$516,744	$91,303	$177,866
Potential Watch	1,201	19,904	2,840	12,508
Watch	2,478	22,920	4,681	19,587
Substandard	4,985	25,578	3,231	8,393
Total	$101,017	$585,146	$102,055	$218,354

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
March 31, 2012
Grade:
Pass	$257,732	$18,912	$31,976	$1,441,282
Potential Watch	12,518	142	-	56,808
Watch	31,499	279	62	112,066
Substandard	10,986	210	-	78,937
Total	$312,735	$19,543	$32,038	$1,689,093

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
December 31, 2011
Grade:
Pass	$60,745	$116,234	$18,726	$60,279
Potential Watch	1,129	5,858	878	5,171
Watch	4,074	11,104	2,374	5,182
Substandard	2,608	9,978	330	13,876
Total	$68,556	$143,174	$22,308	$84,508

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
December 31, 2011
Grade:
Pass	$93,447	$511,212	$93,761	$181,386
Potential Watch	1,393	20,532	3,021	12,561
Watch	2,490	20,706	4,667	19,317
Substandard	2,469	25,431	3,466	9,587
Total	$99,799	$577,881	$104,915	$222,851

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
December 31, 2011
Grade:
Pass	$259,516	$19,914	$31,085	$1,446,305
Potential Watch	14,401	180	-	65,124
Watch	31,928	290	62	102,194
Substandard	10,484	214	-	78,443
Total	$316,329	$20,598	$31,147	$1,692,066

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

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Watch – Watch rated loans are supported by a marginal payment capacity and may be marginally collateralized.  There are identified weaknesses that if not monitored and corrected may adversely affect the Company’s credit position.  A watch credit would typically have a weakness in one of the general categories (cash flow, collateral position or payment history) but not in all categories.

Substandard – Substandard loans are not adequately supported by the paying capacity of the borrower and may be inadequately collateralized.  These loans have a well-defined weakness or weaknesses.  For these loans, it is more probable than not that the Company could sustain some loss if the deficiency(ies) is not corrected.

Past due loans as of March 31, 2012 and December 31, 2011 were as follows:

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)

March 31, 2012
Agriculture	$254	$-	$-	$254	$66,207	$66,461	$-
Commercial and financial	617	299	574	1,490	142,370	143,860	90
Real estate:
Construction, 1 to 4 family residential	696	-	-	696	25,671	26,367	-
Construction, land development and commercial	25	181	242	448	81,069	81,517	14
Mortgage, farmland	-	-	556	556	100,461	101,017	-
Mortgage, 1 to 4 family first liens	4,205	449	2,804	7,458	577,688	585,146	2,002
Mortgage, 1 to 4 family junior liens	311	31	307	649	101,406	102,055	30
Mortgage, multi-family	-	-	262	262	218,092	218,354	-
Mortgage, commercial	590	183	1,582	2,355	310,380	312,735	624
Loans to individuals	47	19	3	69	19,474	19,543	3
Obligations of state and political subdivisions	-	-	-	-	32,038	32,038	-
	$6,745	$1,162	$6,330	$14,237	$1,674,856	$1,689,093	$2,763

December 31, 2011:
Agriculture	$509	$-	$13	$522	$68,034	$68,556	$13
Commercial and financial	558	187	849	1,594	141,580	143,174	222
Real estate:
Construction, 1 to 4 family residential	367	-	-	367	21,941	22,308	-
Construction, land development and commercial	164	719	327	1,210	83,298	84,508	14
Mortgage, farmland	752	-	-	752	99,047	99,799	-
Mortgage, 1 to 4 family first liens	4,042	1,012	3,414	8,468	569,413	577,881	2,673
Mortgage, 1 to 4 family junior liens	454	353	396	1,203	103,712	104,915	105
Mortgage, multi-family	-	-	267	267	222,584	222,851	-
Mortgage, commercial	838	755	718	2,311	314,018	316,329	185
Loans to individuals	38	21	-	59	20,539	20,598	-
Obligations of state and political subdivisions	2,834	-	-	2,834	28,313	31,147	-
	$10,556	$3,047	$5,984	$19,587	$1,672,479	$1,692,066	$3,212

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

The following table summarizes the Company’s impaired loans and non-performing assets at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Amounts In Thousands)

Non-accrual loans	$8,867	$7,378
Accruing loans past due 90 days or more (1)	2,763	3,212
TDR loans (2)	18,790	17,889
Total impaired loans	30,420	28,479
Other real estate	1,313	1,327
Non-performing assets (includes impaired loans and other real estate)	31,733	29,806
Loans held for investment	1,689,093	1,692,066
Ratio of allowance for loan losses to loans held for investment	1.70%	1.78%
Ratio of allowance for loan losses to impaired loans	94.44	105.87
Ratio of impaired loans to total loans held for investment	1.80	1.68
Ratio of non-performing assets to total assets	1.51	1.48

(1)	There were $0.21 million and $0.26 million of TDR loans included within accruing loans past due 90 days or more as of March 31, 2012 and December 31, 2011.
(2)
Total TDR loans were $22.6 million and $21.4 million as of March 31, 2012 and December 31, 2011, respectively.  Included in the total nonaccrual loans were $3.6 million and $3.2 million of TDR loans as of March 31, 2012 and December 31, 2011.

Certain impaired loan information by loan type at March 31, 2012 and December 31, 2011, was as follows:

	March 31, 2012			December 31, 2011
	Non-accrual loans	Accruing loans past due 90 days or more	TDR loans	Non-accrual loans	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	$-	$-	$-	$-	$13	$-
Commercial and financial	1,096	90	1,929	1,286	222	1,109
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-
Construction, land development and commercial	2,037	14	-	648	14	-
Mortgage, farmland	556	-	-	556	-	-
Mortgage, 1 to 4 family first liens	1,046	2,002	667	1,141	2,673	541
Mortgage, 1 to 4 family junior liens	276	30	94	291	105	50
Mortgage, multi-family	2,122	-	5,839	2,168	-	5,870
Mortgage, commercial	1,734	624	10,261	1,288	185	10,319
Loans to individuals	-	3	-	-	-	-
	$8,867	$2,763	$18,790	$7,378	$3,212	$17,889
Loans 90 days or more past due that are still accruing interest decreased $0.45 million from December 31, 2011 to March 31, 2012 due to an overall reduction in delinquency trends during the first three months of 2012. The average 90 days or more past due loan balance was $92,000 as of March 31, 2012 and $80,000 as of December 31, 2011.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

The Company may modify the terms of a loan to maximize the collection of amounts due.  Such a modification is considered a troubled debt restructuring (“TDR”).  In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or an extension of the maturity date.  The borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so a concessionary modification is granted to the borrower that would otherwise not be considered.  TDR loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.

Below is a summary of information for TDR loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Number			Number
	of	Recorded	Commitments	of	Recorded	Commitments
	contracts	investment	outstanding	contracts	investment	outstanding
		(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	-	$-	$-	-	$-	$-
Commercial and financial	10	2,462	36	9	1,802	108
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-
Construction, land development and commercial	2	333	-	2	335	452
Mortgage, farmland	-	-	-	-	-	-
Mortgage, 1 to 4 family first liens	7	882	-	7	801	-
Mortgage, 1 to 4 family junior liens	2	94	24	1	50	-
Mortgage, multi-family	4	7,532	-	4	7,597	-
Mortgage, commercial	8	11,271	-	6	10,814	-
Loans to individuals	-	-	-	-	-	-
	33	$22,574	$60	29	$21,399	$560

The following is a summary of TDR loans that were modified during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Number	Pre-modification	Post-modification
	of	recorded	recorded
	contracts	investment	investment
		(Amounts In Thousands)

Commercial and financial	1	$926	$926
Real estate:
Mortgage, 1 to 4 family junior liens	1	69	54
Mortgage, commercial	2	702	552
	4	$1,697	$1,532

The Company had commitments to lend $0.06 million in additional borrowings to restructured loan customers as of March 31, 2012.  The Company had commitments to lend $0.56 million in additional borrowings to restructured loan customers as of December 31, 2011.  These commitments were in the normal course of business and allowed the borrowers to build pre-sold homes and commercial property, which was expected to increase their overall cash flow.  The additional borrowings were not used to facilitate payments on these loans.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

There were $0.21 million and $0.26 million of TDR loans that were in payment default (defined as past due 90 days or more) as of March 31, 2012 and December 31, 2011, respectively.

Information regarding impaired loans as of and for the three months ended March 31, 2012 is as follows:
	March 31, 2012			Three Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agriculture	$-	$-	$-	$-	$-
Commercial and financial	1,203	2,982	-	1,294	1
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	2,037	2,718	-	2,362	-
Mortgage, farmland	556	556	-	556	-
Mortgage, 1 to 4 family first liens	1,325	1,720	-	1,328	4
Mortgage, 1 to 4 family junior liens	329	645	-	347	1
Mortgage, multi-family	2,122	2,765	-	2,145	-
Mortgage, commercial	2,671	5,151	-	2,773	12
Loans to individuals	-	20	-	-	-
	$10,243	$16,557	$-	$10,805	$18
With an allowance recorded:
Agriculture	$-	$-	$-	$-	$-
Commercial and financial	1,912	1,912	39	1,999	26
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	14	27	3	14	-
Mortgage, farmland	-	-	-	-	-
Mortgage, 1 to 4 family first liens	2,389	2,735	76	2,347	31
Mortgage, 1 to 4 family junior liens	71	71	2	75	1
Mortgage, multi-family	5,840	5,840	56	5,855	77
Mortgage, commercial	9,948	10,082	43	9,972	147
Loans to individuals	3	3	1	3	-
	$20,177	$20,670	$220	$20,265	$282
Total:
Agriculture	$-	$-	$-	$-	$-
Commercial and financial	3,115	4,894	39	3,293	27
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	2,051	2,745	3	2,376	-
Mortgage, farmland	556	556	-	556	-
Mortgage, 1 to 4 family first liens	3,714	4,455	76	3,675	35
Mortgage, 1 to 4 family junior liens	400	716	2	422	2
Mortgage, multi-family	7,962	8,605	56	8,000	77
Mortgage, commercial	12,619	15,233	43	12,745	159
Loans to individuals	3	23	1	3	-
	$30,420	$37,227	$220	$31,070	$300

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Information regarding impaired loans as of December 31, 2011 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agriculture	$-	$-	$-
Commercial and financial	793	1,679	-
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	648	765	-
Mortgage, farmland	556	556	-
Mortgage, 1 to 4 family first liens	1,512	1,905	-
Mortgage, 1 to 4 family junior liens	291	568	-
Mortgage, multi-family	5,148	5,757	-
Mortgage, commercial	1,986	4,305	-
Loans to individuals	-	21	-
	$10,934	$15,556	$-
With an allowance recorded:
Agriculture	$13	$13	$1
Commercial and financial	1,824	2,954	97
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	14	27	3
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	2,843	3,187	88
Mortgage, 1 to 4 family junior liens	155	155	5
Mortgage, multi-family	2,890	2,890	29
Mortgage, commercial	9,806	9,806	36
Loans to individuals	-	-	-
	$17,545	$19,032	$259
Total:
Agriculture	$13	$13	$1
Commercial and financial	2,617	4,633	97
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	662	792	3
Mortgage, farmland	556	556	-
Mortgage, 1 to 4 family first liens	4,355	5,092	88
Mortgage, 1 to 4 family junior liens	446	723	5
Mortgage, multi-family	8,038	8,647	29
Mortgage, commercial	11,792	14,111	36
Loans to individuals	-	21	-
	$28,479	$34,588	$259

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Impaired loans increased $1.94 million from December 31, 2011 to March 31, 2012.  Impaired loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.80% of loans held for investment as of March 31, 2012 and 1.68% as of December 31, 2011.  The increase in impaired loans is due mainly to an increase in non-accrual loans of $1.49 million from December 31, 2011 to March 31, 2012.  The increase in non-accrual loans is due to additional construction, mortgage and commercial customer relationships classified as nonaccrual.  TDR loans increased $1.18 million from December 31, 2011 to March 31, 2012 as a result of three additional restructured loan relationships.

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

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2012 are as follows:

	March 31, 2012
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$121,842	$121,842	$121,842	$-	$-
Investment securities	222,521	222,521	-	222,521	-
Loans held for sale	17,595	17,595		17,595
Loans
Agricultural	65,179	67,073	-	-	67,073
Commercial and financial	137,827	136,494	-	3,115	133,379
Real estate:					-
Construction, 1 to 4 family residential	25,187	25,040	-	2,051	22,989
Construction, land development and commercial	77,924	77,528	-	556	76,972
Mortgage, farmland	99,605	102,279	-	3,714	98,565
Mortgage, 1 to 4 family first liens	578,457	595,497	-	400	595,097
Mortgage, 1 to 4 family junior liens	100,172	102,398	-	7,962	94,436
Mortgage, multi-family	216,640	223,813	-	12,619	211,194
Mortgage, commercial	308,538	316,998	-	3	316,995
Loans to individuals	19,197	19,395	-	-	19,395
Obligations of state and political subdivisions	31,637	31,689	-	-	31,689
Accrued interest receivable	9,052	9,052	-	9,052	-
Total financial instrument assets	$2,031,373	$2,069,214	$121,842	$279,588	$1,667,784
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$221,629	$221,629	$-	$221,629	$-
Interest-bearing deposits	1,390,427	1,400,656	-	1,400,656	-
Short-term borrowings	47,010	47,010	-	47,010	-
Federal Home Loan Bank borrowings	185,000	198,325	-	198,325	-
Accrued interest payable	1,540	1,540	-	1,540	-
Total financial instrument liabilities	$1,845,606	$1,869,160	$-	$1,869,160	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$291,803	$-	$-	$-	$-
Letters of credit	11,244	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$303,047	$-	$-	$-	$-

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$29,291	$29,291	$29,291	$-	$-
Investment securities	222,095	222,095	-	222,095	-
Loans held for sale	24,615	24,615		24,615
Loans
Agricultural	67,202	68,306	-	-	68,306
Commercial and financial	136,745	135,317	-	2,163	133,154
Real estate:
Construction, 1 to 4 family residential	21,744	22,233	-	472	21,761
Construction, land development and commercial	80,078	79,527	-	331	79,196
Mortgage, farmland	98,388	101,743	-	7,174	94,569
Mortgage, 1 to 4 family first liens	570,844	591,460	-	222	591,238
Mortgage, 1 to 4 family junior liens	102,901	105,872	-	613	105,259
Mortgage, multi-family	220,963	229,779	-	2,297	227,482
Mortgage, commercial	312,067	322,922	-	-	322,922
Loans to individuals	20,227	20,542	-	-	20,542
Obligations of state and political subdivisions	30,757	30,811	-	-	30,811
Accrued interest receivable	8,689	8,689	-	8,689	-
Total financial instrument assets	$1,946,606	$1,993,202	$29,291	$268,671	$1,695,240
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$223,378	$223,378	$-	$223,378	$-
Interest-bearing deposits	$1,302,099	1,309,545	-	$1,309,545	-
Short-term borrowings	52,785	52,785	-	$52,785	-
Federal Home Loan Bank borrowings	185,000	199,008	-	$199,008	-
Accrued interest payable	1,625	1,625	-	$1,625	-
Total financial instrument liabilities	$1,764,887	$1,786,341	$-	$1,786,341	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$269,687	$-	$-	$-	$-
Letters of credit	12,016	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$281,703	$-	$-	$-	$-

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

FASB ASC 820, Fair Value Measurements and Disclosures provides a single definition for fair value, a framework for measuring fair value and expanded disclosures concerning fair value.  Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in ASC 820.  There are three levels of inputs that may be used to measure fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than quoted prices included within Level 1.  Observable inputs include the quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability. Level 2 includes securities purchased from the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and issued by state and political subdivisions.

Level 3
Unobservable inputs supported by little or no market activity for financial instruments.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

ASSETS

Cash and cash equivalents:  The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments approximate their fair values (Level 1).

Investment securities available for sale:  Investment securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If a quoted price is not available, the fair value is obtained from benchmarking the security against similar securities.  All of the Company’s securities are considered Level 2.

The pricing for investment securities is obtained from an independent source.  The Company’s investment securities are low risk and are measured at fair value as Level 2 assets.  There are no Level 1 or Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by the level of security.  The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of the Company’s investment portfolio, there is no expectation of significant and unusual fluctuation as fair value changes primarily relate to interest rate changes.  No unusual fluctuations were identified during the three months ended March 31, 2012.  If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

ASSETS (continued)

Non-marketable equity investments:  Non-marketable equity investments are recorded under the cost or equity method of accounting.  There are generally restrictions on the sale and/or liquidation of these investments, including stock of the Federal Home Loan Bank.  The carrying value of stock of the Federal Home Loan Bank approximates fair value (Level 2).

Loans held for sale:  Loans held for sale are carried at historical cost.  The carrying amount is a reasonable estimate of fair value because of the short time between origination of the loan and its sale on the secondary market (Level 2).

Loans:  The Company does not record loans at fair value on a recurring basis.  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values (Level 3).  The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality utilizing an entrance price concept (Level 3).  The Company does record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or appraised value of the collateral or (2) the full charge-off of the loan carrying value (Level 2).

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

Off-balance sheet instruments:  Fair values for outstanding letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.  The fair value of the outstanding letters of credit is not significant. Unfunded loan commitments are not valued since the loans are generally priced at market at the time of funding (Level 2).

Accrued interest receivable:  The fair value of accrued interest receivable equals the amount receivable due to the current nature of the amounts receivable (Level 2).

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

LIABILITIES

Deposit liabilities:  Deposit liabilities are carried at historical cost.  The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.  If the fair value of the fixed maturity certificates of deposit is calculated at less than the carrying amount, the carrying value of these deposits is reported as the fair value (Level 2).

Short-term borrowings:  Short-term borrowings are carried at historical cost and include federal funds purchased and securities sold under agreements to repurchase.  The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the liability and its expected realization (Level 2).

Long-term borrowings:  Long-term borrowings are recorded at historical cost.  The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

Accrued interest payable:  The fair value of accrued interest payable equals the amount payable due to the current nature of the amounts payable (Level 2).

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)

Investment securities available for sale	$-	$211,850	$-	$211,850
Total	$-	$211,850	$-	$211,850

	December 31, 2011
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts in Thousands)

Investment securities available for sale	$-	$211,367	$-	$211,367
Total	$-	$211,367	$-	$211,367

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2012.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

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

					Three Months Ended
	March 31, 2012				March 31, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)

Loans (4)
Commercial and financial	$-	$3,115	$-	$3,115	$60
Real Estate:
Construction, land development and commercial	-	2,051	-	2,051	563
Mortgage, farmland	-	556	-	556	-
Mortgage, 1 to 4 family first liens	-	3,714	-	3,714	101
Mortgage, 1 to 4 family junior liens	-	400	-	400	-
Mortgage, multi-family	-	7,962	-	7,962	-
Mortgage, commercial	-	12,619	-	12,619	210
Loans to individuals	-	3	-	3	-
Foreclosed assets (5)	-	373	-	373	65
Total	$-	$30,793	$-	$30,793	$999

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

					Year Ended
	December 31, 2011				December 31, 2011
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)

Loans (4)
Commercial and financial	$-	$2,163	$-	$2,163	$548
Real Estate:
Construction, land development and commercial	-	472	-	472	30
Mortgage, farmland	-	331	-	331	-
Mortgage, 1 to 4 family first liens	-	7,174	-	7,174	1,205
Mortgage, 1 to 4 family junior liens	-	222	-	222	207
Mortgage, multi-family	-	613	-	613	50
Mortgage, commercial	-	2,297	-	2,297	525
Loans to individuals	-	-	-	-	5
Foreclosed assets (5)	-	286	-	286	198
Total	$-	$13,558	$-	$13,558	$2,768

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

As of March 31, 2012, the $14.95 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types:  $7.51 million of 1-to-4 family residential loans, $1.97 million of commercial and industrial loans, and $3.14 million of commercial mortgage loans.  The remaining $2.33 million includes loans in the following categories:  construction and land development, agricultural, real estate construction, mortgage – farmland, mortgage – multi-family, and loans to individuals.  The total $14.95 million of loans represents the carrying value of loans partially charged off as it was determined that the fair value of the loan collateral was less than the carrying value.  Of the total $14.95 million, $4.44 million was included in the nonaccrual loan total.  The remaining $10.51 million is accruing interest based on the fact loan payments have been made as contractually agreed.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  This authorization is set to expire on December 31, 2013.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors.  The Company has purchased 301,403 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2012.  Of these 301,403 shares, 9,320 shares were purchased during the quarter ended March 31, 2012, at an average price per share of $65.53.

Note 8.	Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$34,729	$35,345
Credit cards	43,775	42,493
Commercial, real estate and home construction	74,431	62,388
Commercial lines and real estate purchase loans	138,868	129,461
Outstanding letters of credit	11,244	12,016

Note 9.	Income Taxes

Federal income tax expense for the three months ended March 31, 2012 and 2011 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2011, 2010 and 2009 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2011, 2010 and 2009 remain open for examination.  There were no material unrecognized tax benefits at December 31, 2011 and March 31, 2012 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2012, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2013.

Income taxes as a percentage of income before taxes were 29.18% in 2012 and 28.00% in 2011.  The increase in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

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

•	The effects of, and changes in, laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters as well as any laws otherwise affecting the Company.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	The timely development and acceptance of products and services, including products and services offered through alternative electronic delivery channels.

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of March 31, 2012 and December 31, 2011 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-GAAP Financial Measures

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“GAAP”).  However, management uses certain non-GAAP measures and ratios to evaluate and measure the Company’s performance.  These measures and ratios include return on average shareholders’ equity and average shareholders’ equity to average total assets.  For each of these measures and ratios, the Company adds to shareholders’ equity the amount in “maximum cash obligation related to ESOP shares”.  Under the ESOP, the Company has certain contingent repurchase obligations to buy back common stock distributed to participants.  This contingent repurchase obligation is reflected in the Company’s financial statements as “maximum cash obligation related to ESOP shares” and, in accordance with GAAP, reduces shareholders’ equity.  The Company believes that it is unlikely that the Company would be required to satisfy its contingent repurchase obligation and therefore believes that adjusting shareholders’ equity by adding “maximum cash obligation related to ESOP shares” to that amount provides a more meaningful view of the applicable measures and ratios.  In addition, management believes that the return on average shareholders’ equity, a financial measure frequently considered to evaluate the performance of bank holding companies, would be significantly overstated.

The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to the most directly comparable GAAP financial measures for the three months ended March 31, 2012 and the year ended December 31, 2011 (dollars in thousands, except per share data):

	March 31, 2012	December 31, 2011

Shareholders' equity (GAAP)	$209,398	$208,429
Shareholders' equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP)	238,048	236,255
Net income (1)	28,499	26,777
Average shareholders' equity (GAAP) (2)	189,506	178,984
Average shareholders' equity plus common stock in ESOP subject to contingent repurchase obligation (2)	216,554	205,370
Return on average shareholders' equity (GAAP) (3)	15.04%	14.96%
Return on average shareholders' equity plus common stock in ESOP subject to contingent repurchase obligation (4)	13.16%	13.04%

(1)	Calculation based on trailing 12 month figures.
(2)	Calculation based on trailing 12 month average.
(3)	Return on average shareholders’ equity (GAAP) equals net income divided by average shareholders’ equity. Average shareholders’ equity is calculated using a trailing 12 month average.
(4)
Return on average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP) equals net income divided by average shareholders’ equity plus common stock in ESOP subject to contingent repurchase obligation.  Average shareholders’ equity is calculated using a trailing 12 month average.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At March 31, 2012, the Bank has seventeen full-service locations. The Company added three additional offices during the three months ended March 31, 2012.  The new office locations are located at the University of Iowa Memorial Union, the University of Iowa Hospitals and Clinics and North Liberty, Iowa.

Net income for the three month period ended March 31, 2012 was $7.90 million compared to $6.18 million for the same three months of 2011, an increase of 27.83%.  The $1.72 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first three months of 2012 are an increase in net interest income of $0.57 million and a decrease in the provision for loan losses of $2.03 million.  In addition, other income increased $0.68 million for the first three months of 2012.  These changes were offset by an increase in other expenses of $0.70 million and an increase in income tax expense of $0.85 million during the 2012 period.

The Company achieved a return on average assets of 1.43% and a return on average equity of 13.16% for the twelve months ended March 31, 2012, compared to the twelve months ended March 31, 2011 which were 1.27% and 12.85%, respectively. Dividends of $1.05 per share were paid in January 2012 to 2,186 shareholders.  The 2011 dividend was $1.00 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.75% in 2012 compared to 3.82% in 2011.  Average earning assets were $2.022 billion in 2012 and $1.831 billion in 2011.

Highlights noted on the balance sheet as of March 31, 2012 for the Company included the following:

•	Total assets were $2.103 billion, an increase of $84.38 million since December 31, 2011.
•	Cash and cash equivalents were $121.84 million, an increase of $92.55 million since December 31, 2011. The growth in cash and cash equivalents included $70.0 million of temporary public funds.
•	Net loans were $1.677 billion, a decrease of $8.57 million since December 31, 2011.
•	Deposit growth of $86.58 million since December 31, 2011. Deposit growth included $70.0 million of temporary public funds.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

The following table sets forth the composition of the loan portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$66,461	3.93%	$68,556	4.05%
Commercial and financial	143,860	8.52	143,174	8.46
Real estate:
Construction, 1 to 4 family residential	26,367	1.56	22,308	1.32
Construction, land development and commercial	81,517	4.83	84,508	4.99
Mortgage, farmland	101,017	5.98	99,799	5.90
Mortgage, 1 to 4 family first liens	585,146	34.64	577,881	34.16
Mortgage, 1 to 4 family junior liens	102,055	6.04	104,915	6.20
Mortgage, multi-family	218,354	12.93	222,851	13.17
Mortgage, commercial	312,735	18.51	316,329	18.69
Loans to individuals	19,543	1.16	20,598	1.22
Obligations of state and political subdivisions	32,038	1.90	31,147	1.84
	$1,689,093	100.00%	$1,692,066	100.00%
Less allowance for loan losses	28,730		30,150
	$1,660,363		$1,661,916

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$1,282	4.46%	3.93%	$1,354	4.49%	4.05%
Commercial and financial	6,033	21.00	8.52	6,429	21.32	8.46
Real estate:
Construction, 1 to 4 family residential	1,180	4.11	1.56	564	1.87	1.32
Construction, land development and commercial	3,593	12.51	4.83	4,430	14.69	4.99
Mortgage, farmland	1,412	4.91	5.98	1,411	4.68	5.90
Mortgage, 1 to 4 family first liens	6,689	23.28	34.64	7,037	23.34	34.16
Mortgage, 1 to 4 family junior liens	1,883	6.55	6.04	2,014	6.68	6.20
Mortgage, multi-family	1,714	5.97	12.93	1,888	6.26	13.17
Mortgage, commercial	4,196	14.60	18.51	4,262	14.14	18.69
Loans to individuals	347	1.21	1.16	371	1.24	1.22
Obligations of state and political subdivisions	401	1.40	1.90	390	1.29	1.84
	$28,730	100.00%	100.00%	$30,150	100.00%	100.00%

The allowance for loan losses totaled $28.73 million at March 31, 2012 compared to $30.15 million at December 31, 2011.  The percentage of the allowance to outstanding loans was 1.70% and 1.78% at March 31, 2012 and December 31, 2011, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and overall increases in loans outstanding.

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

Management has determined that the allowance for loan losses was appropriate at March 31, 2012, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $0.48 million from December 31, 2011 to March 31, 2012.  The fair value of securities available for sale was $7.02 million more than the amortized cost of such securities as of March 31, 2012.  At December 31, 2011, the fair value of the securities available for sale was $8.06 million more than the amortized cost of such securities.  The carrying values of investment securities at March 31, 2012 and December 31, 2011 are summarized in the following table (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Securities available for sale
Other securities (FHLB, FHLMC and FNMA)	$92,211	43.53%	$91,936	43.50%
Obligations of state and political subdivisions	119,639	56.47	119,431	56.50

Total securities available for sale	$211,850	100.00%	$211,367	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2012 or December 31, 2011. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of March 31, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

March 31, 2012:
State and political subdivisions	$113,975	$5,773	$(109)	$119,639
Other securities (FHLB, FHLMC and FNMA)	90,858	1,389	(36)	92,211
Total	$204,833	$7,162	$(145)	$211,850

December 31, 2011:
State and political subdivisions	$90,353	$1,583	$-	$91,936
Other securities (FHLB, FHLMC and FNMA)	112,959	6,524	(52)	119,431
Total	$203,312	$8,107	$(52)	$211,367

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2012, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$39,422	$39,917
Due after one year through five years	109,121	112,611
Due after five years through ten years	55,628	58,607
Due over ten years	662	715
Total	$204,833	$211,850

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2012			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	17	$3,662	$(82)	2.24%	2	$474	$(27)	5.70%	19	$4,136	$(109)	2.64%

Other securities (FHLB, FHLMC and FNMA)	3	6,020	(36)	0.60%	-	-	-	-	3	6,020	(36)	0.60%

Total temporarily impaired securities	20	$9,682	$(118)	1.22%	2	$474	$(27)	5.70%	22	$10,156	$(145)	1.43%

	Less than 12 months				12 months or more				Total
December 31, 2011			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	2	$409	$(3)	0.73%	2	$453	$(49)	10.82%	4	$862	$(52)	6.03%

Other securities (FHLB, FHLMC and FNMA)	-	-	-	0.00%	-	-	-	-	-	-	-	0.00%

Total temporarily impaired securities	2	$409	$(3)	0.73%	-	$453	$(49)	10.82%	4	$862	$(52)	6.03%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses greater than twelve months as of March 31, 2012 included two issues.  The two securities are municipal bonds which are rated B1.  Bonds with a B1 rating are less than investment grade.   The aggregate fair value of these B1 rated bonds is $0.47 million while their amortized cost is $0.50 million, representing an unrealized loss of $0.03 million.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposit growth was $86.58 million in the first three months of 2012.  The $86.58 million deposit growth included $70.0 million of temporary public funds.  Repurchase agreements decreased $5.78 million in the same period.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $35.00 million as of March 31, 2012 with an average rate of 0.70%.  Brokered deposits were $32.12 million as of December 31, 2011 with an average rate of 0.71%.  As of March 31, 2012 and December 31, 2011, brokered deposits were 2.17% and 2.11% of total deposits, respectively.

Dividends and Equity

In January 2012, Hills Bancorporation paid a dividend of $5.00 million or $1.05 per share.  The dividend was $1.00 per share in January 2011.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2012 totaled $209.40 million. Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 14.74% and 14.69% as of March 31, 2012 and December 31, 2011, respectively. The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 16.00% and 15.95% as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.

Net Income Overview

Net income increased $1.72 million for the quarter ended March 31, 2012 compared to the first quarter of 2011.  Total net income was $7.90 million in 2012 and $6.18 million in the comparable period in 2011, an increase of 27.83%.  The changes in net income in 2012 from the first three months of 2011 were primarily the result of the following:

•	Net interest income increased by $0.57 million.
•	The provision for loan losses decreased by $2.03 million.
•	Other income increased by $0.68 million.
•	Other expenses increased by $0.70 million.
•	Income taxes increased $0.85 million.

For the three-month periods ended March 31, 2012 and 2011, basic earnings per share were $1.66 and $1.40, respectively. Diluted earnings per share were $1.66 for the three months ended March 31, 2012 compared to $1.40 for the same period in 2011.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income Overview (continued)

Fluctuations in the Company’s net income continue to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $17.2 million for the first three months of 2012 was derived from the Company’s $1.908 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.75%.  Average earning assets in the three months ended March 31, 2011 were $1.831 billion and the tax-equivalent net interest margin was 3.82%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.65% would have resulted approximately in a $476,000 decrease in income before income taxes in the three month period ended March 31, 2012. Similarly, an increase in the net interest margin of 10 basis points to 3.85% would have resulted in approximately a $476,000 increase in net interest income before taxes.  Net interest income for the Company increased due to the increase in average earning assets over the same period in 2011.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.706 billion at March 31, 2012.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction in expense of $0.56 million in 2012 compared to an expense of $1.47 million in 2011.  The reduction in expense in 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $3.26 million and $2.40 million for the three months ended March 31, 2012 and 2011, respectively.  Income taxes as a percentage of income before taxes were 29.18% in 2012 and 28.00% in 2011.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first three months of 2012 was 3.75% compared to 3.82% in 2011 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2012 compared to the comparable period in 2011 are shown in the following table:

				Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$103,857	(0.39	) %	$1,640	$(1,592)	$48
Taxable securities	(6,189)	(0.66)		(43)	(175)	(218)
Nontaxable securities	4,863	(0.26)		60	(74)	(14)
Federal funds sold	(25,404)	-		(17)	-	(17)
	$77,127			$1,640	$(1,841)	$(201)

Interest expense:
Interest-bearing demand deposits	$39,455	(0.19	) %	$(34)	$84	$50
Savings deposits	10,170	(0.15)		(7)	149	142
Time deposits	(24,211)	(0.40)		100	443	543
Short-term borrowings	(1,628)	(0.47)		2	58	60
FHLB borrowings	(8,172)	(0.16)		63	(72)	(9)
	$15,614			$124	$662	$786
Change in net interest income				$1,764	$(1,179)	$585

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2012	2011

Yield on average interest-earning assets	4.92%	5.23%
Rate on average interest-bearing liabilities	1.44	1.68
Net interest spread	3.48%	3.55%
Effect of noninterest-bearing funds	0.27	0.27
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.75%	3.82%

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2012.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2012, the rate indexes for the one, three and five year indexes were 0.20%, 0.58% and 1.16%, respectively.  The one year index decreased 23.08% from 0.26% at March 31, 2011, the three year index decreased 49.57% and the five year index decreased 44.76%.  The three year index was 1.17% and the five year index was 2.10% at March 31, 2011.  The targeted federal funds rate was 0.25% at March 31, 2012 and 2011.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.56 million in 2012 compared to an expense of $1.47 million in 2011, a decrease of $2.03 million.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The reduction in expense in 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation.

The allowance for loan losses decreased $1.42 million during the first three months of 2012.  In the first three months of 2012, there was a decrease of $0.44 million due to the volume and composition of loans outstanding and a $0.98 million decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and charge-offs.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2012 and 2011, recoveries were $0.66 million and $0.63 million, respectively; and charge-offs were $1.52 million in 2012 and $1.50 million in 2011.  The allowance for loan losses totaled $28.73 million at March 31, 2012 compared to $30.15 million at December 31, 2011.  The allowance represented 1.70% and 1.78% of loans held for investment at March 31, 2012 and December 31, 2011, respectively.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(Amounts in thousands)

Net gain on sale of loans	$705	$482	$223	46.27%
Trust fees	1,161	1,089	72	6.61
Service charges and fees	1,873	1,811	62	3.42
Rental revenue on tax credit real estate	394	283	111	39.22
Net gain on sale of other real estate owned and other repossessed assets	296	1	295	>100.00
Other noninterest income	584	669	(85)	(12.71)
	$5,013	$4,335	$678

Loans originated for sale in the first three months of 2012 totaled $65.0 million compared to $28.0 million in the same period in 2011, an increase of 132.14%.  In the three months ended March 31, 2012 and 2011, the net gain on sale of loans was $0.71 and $0.48 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.07 million in the first three months of 2012 as a result of assets under management increasing from $1.003 billion as of March 31, 2011 to $1.008 billion as of March 31, 2012 due to market conditions and new trust relationships.

Service charges and fees increased $0.06 million in the first three months of 2012 from their level for the comparable period in 2011.  Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $0.09 million due to volume of activity.

The net gain on sale of other real estate owned and other repossessed assets increased $0.30 million to a net gain of $0.30 million for the three months ended March 31, 2012.  The total net gain on sale of other real estate owned for the three months ended March 31, 2012 consisted of a $0.06 million fair market value adjustment on 2 properties within other real estate owned and a $0.36 million net gain on sale of 6 properties.  During the same period in 2011, the gain consisted of a $0.097 million fair market value adjustment on 4 properties within other real estate owned, a $0.099 million gain on sale of 4 properties and a $1,000 loss on sale of 1 property, for a net gain of $1,000.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(Amounts in thousands)

Salaries and employee benefits	$5,819	$5,550	$269	4.85%
Occupancy	844	831	13	1.56
Furniture and equipment	1,111	965	146	15.13
Office supplies and postage	379	337	42	12.46
Advertising and business development	436	329	107	32.52
Outside services	1,702	1,726	(24)	(1.39)
Rental expenses on tax credit real estate	655	234	421	>100.00
FDIC insurance assessment	268	700	(432)	(61.71)
Other noninterest expense	413	254	159	62.60
	$11,627	$10,926	$701

Other expenses of $11.63 million increased $0.70 million for the three months ended March 31, 2012 from the same period in 2011, an increase of 6.42%.  Furniture and equipment expense were $1.11 million for the three months ended March 31, 2012 which represents a $0.15 million increase from the 2011 period.  The negative variance is partially due to an increase of $0.07 million in depreciation for furniture, fixtures and equipment and an increase of $0.06 million in software maintenance contracts.

FDIC insurance assessment expense was $0.27 million for the three months ended March 31, 2012.  This is a decrease of $0.43 million when compared to the same period in 2011.  The decrease in FDIC insurance premium expense is due to the change in the premium calculation base by the FDIC.  Starting in the second quarter of 2011, the assessment is calculated using the assets of the Company less tangible capital resulting in a lower premium expense for the Company.  Previously, the assessment was calculated based on total deposits of the Company.  As of March 31, 2012, the Company has prepaid FDIC insurance of $3.64 million, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.  The balance remaining in prepaid FDIC insurance at year ending December 31, 2012 will be refunded to the Company.

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

Federal and state income tax expenses were $3.26 million and $2.40 million for the three months ended March 31, 2012 and 2011, respectively.  Income taxes as a percentage of income before taxes were 29.18% in 2012 and 28.00% in 2011.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.08% of the Company’s total assets at March 31, 2012, compared to 10.47% at December 31, 2011.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2012, the Company had borrowed $185 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $325 million at March 31, 2012.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $142 million. Those two lines of credit require the pledging of investment securities when drawn upon.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2012.

As of March 31, 2012, investment securities with a carrying value of $47.01 million were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2011, investment securities with a carrying value of $52.79 million were pledged.

Contractual Obligations

No significant changes from the 2011 Form 10K.

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

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the three months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION
Item 1.                 Legal Proceedings

No material legal proceedings are pending.

Item 1A.                 Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	1,080	$64.00	293,163	456,837
February 1 to February 29	1,115	64.00	294,278	455,722
March 1 to March 31	7,125	66.00	301,403	448,597
Total	9,320	$65.53	301,403	448,597

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

During the first quarter of 2012, the Company issued 269 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.                 Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.                 Mine Safety Disclosure

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

3.1                Articles of Incorporation filed as Exhibit 3.1 of Form S-3 restated on May 12, 2011 are incorporated by reference.
3.2                By-laws filed as Exhibit 3.2 of Form S-3 restated on May 12, 2011 are incorporated by reference.
31                 Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32                 Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: May 9, 2012	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: May 9, 2012	By: /s/ James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2012

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2012 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	50 - 51

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	52