Form 10-Q
period 2012-06-30
HILLS BANCORPORATION
filed 2012-08-07
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At July 31, 2012

Common Stock, no par value	4,741,185

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Shares)

ASSETS	June 30, 2012 (Unaudited)	December 31, 2011

Cash and cash equivalents	$76,784	$29,291
Investment securities available for sale at fair value (amortized cost June 30, 2012 $208,169; December 31, 2011 $203,312)	215,190	211,367
Stock of Federal Home Loan Bank	10,768	10,728
Loans held for sale	18,904	24,615
Loans, net of allowance for loan losses (June 30, 2012 $26,670; December 31, 2011 $30,150)	1,652,011	1,661,916
Property and equipment, net	31,004	30,321
Tax credit real estate	19,425	20,130
Accrued interest receivable	8,442	8,689
Deferred income taxes, net	7,890	8,531
Other real estate	1,155	1,327
Goodwill	2,500	2,500
Prepaid FDIC insurance	3,414	3,879
Other assets	4,962	5,003
	$2,052,449	$2,018,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$226,579	$223,378
Interest-bearing deposits	1,334,059	1,302,099
Total deposits	$1,560,638	$1,525,477
Short-term borrowings	41,954	52,785
Federal Home Loan Bank borrowings	185,000	185,000
Accrued interest payable	1,453	1,625
Other liabilities	17,766	17,155
	$1,806,811	$1,782,042

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$28,914	$27,826

STOCKHOLDERS' EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued June 30, 2012 5,055,663 shares; December 31, 2011 5,051,901 shares	$-	$-
Paid in capital	41,658	41,467
Retained earnings	218,762	207,790
Accumulated other comprehensive income	4,335	4,974
Unearned ESOP shares	(2,017)	(2,017)
Treasury stock at cost (June 30, 2012 309,270 shares; December 31, 2011 292,083 shares)	(17,100)	(15,959)
	$245,638	$236,255
Less maximum cash obligation related to ESOP shares	28,914	27,826
	$216,724	$208,429
	$2,052,449	$2,018,297

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$20,989	$21,742	$42,384	$43,107
Investment securities:
Taxable	529	725	1,075	1,490
Nontaxable	837	866	1,687	1,725
Federal funds sold	42	33	58	65
Total interest income	$22,397	$23,366	$45,204	$46,387
Interest expense:
Deposits	$3,523	$4,146	$7,097	$8,454
Short-term borrowings	61	101	95	196
FHLB borrowings	1,990	1,990	3,980	3,971
Total interest expense	$5,574	$6,237	$11,172	$12,621
Net interest income	$16,823	$17,129	$34,032	$33,766
Provision for loan losses	(1,732)	(266)	(2,292)	1,199
Net interest income after provision for loan losses	$18,555	$17,395	$36,324	$32,567
Other income:
Net gain on sale of loans	$861	$171	$1,566	$653
Trust fees	1,129	1,106	2,290	2,195
Service charges and fees	1,959	1,921	3,832	3,732
Rental revenue on tax credit real estate	398	395	792	678
Net gain on sale of other real estate owned and other repossessed assets	145	384	441	385
Other noninterest income	688	736	1,272	1,405
	$5,180	$4,713	$10,193	$9,048
Other expenses:
Salaries and employee benefits	$6,124	$5,534	$11,943	$11,084
Occupancy	852	824	1,696	1,655
Furniture and equipment	1,183	817	2,294	1,782
Office supplies and postage	339	317	718	654
Advertising and business development	661	447	1,097	776
Outside services	1,635	1,497	3,337	3,223
Rental expenses on tax credit real estate	559	648	1,214	882
FDIC insurance assessment	257	86	525	786
Other noninterest expense	522	484	935	738
	$12,132	$10,654	$23,759	$21,580
Income before income taxes	$11,603	$11,454	$22,758	$20,035
Income taxes	3,533	3,501	6,788	5,904
Net income	$8,070	$7,953	$15,970	$14,131

Earnings per share:
Basic	$1.70	$1.82	$3.36	$3.22
Diluted	1.69	1.81	3.35	3.21

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$8,070	$7,953	$15,970	$14,131

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during the period	4	1,421	(1,040)	2,023
Less: reclassification adjustments for gains included in net income	-	-	6	-

Other comprehensive income (loss), before tax:	$4	$1,421	$(1,034)	$2,023

Tax (expense) benefit related to other comprehensive income	(2)	(543)	395	(774)

Other comprehensive income (loss), net of tax	$2	$878	$(639)	$1,249

Comprehensive income	$8,072	$8,831	$15,331	$15,380

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
 (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2010	$14,875	$185,412	$2,781	$-	$(11,854)	$(24,945)	$166,269

Issuance of 3,401 shares of common stock	98	-	-	-	-	-	98
Forfeiture of 518 shares of common stock	(28)	-	-	-	-	-	(28)
Share-based compensation	8	-	-	-	-	-	8
Income tax benefit related to share-based compensation	44	-	-	-	-	-	44
Change related to ESOP shares	-	-	-	-	-	(1,344)	(1,344)
Net income	-	14,131	-	-	-	-	14,131
Cash dividends ($1.00 per share)	-	(4,399)	-	-	-	-	(4,399)
Purchase of 42,828 shares of common stock	-	-	-	-	(2,649)	-	(2,649)
Other comprehensive income	-	-	1,249	-	-	-	1,249
Balance, June 30, 2011	$14,997	$195,144	$4,030	$-	$(14,503)	$(26,289)	$173,379

Balance, December 31, 2011	$41,467	$207,790	$4,974	$(2,017)	$(15,959)	$(27,826)	$208,429

Issuance of 4,196 shares of common stock	171	-	-	-	-	-	171
Forfeiture of 434 shares of common stock	(26)	-	-	-	-	-	(26)
Share-based compensation	8	-	-	-	-	-	8
Income tax benefit related to share-based compensation	38	-	-	-	-	-	38
Change related to ESOP shares	-	-	-	-	-	(1,088)	(1,088)
Net income	-	15,970	-	-	-	-	15,970
Cash dividends ($1.05 per share)	-	(4,998)	-	-	-	-	(4,998)
Purchase of 17,187 shares of common stock	-	-	-	-	(1,141)	-	(1,141)
Other comprehensive loss	-	-	(639)	-	-	-	(639)
Balance, June 30, 2012	$41,658	$218,762	$4,335	$(2,017)	$(17,100)	$(28,914)	$216,724

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts In Thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$15,970	$14,131
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,433	1,241
Provision for loan losses	(2,292)	1,199
Net gain on sale of investment securities	(6)	-
Share-based compensation	8	8
Forfeiture of common stock	(26)	(28)
Compensation expensed through issuance of common stock	83	19
Excess tax benefits from share-based compensation	(38)	44
Provision for deferred income taxes	1,036	(171)
Net gain on sale of other real estate owned and other repossessed assets	(441)	(385)
Decrease (increase) in accrued interest receivable	247	(546)
Amortization of discount on investment securities, net	480	468
Decrease in prepaid FDIC insurance	465	707
Decrease (increase) in other assets	78	(768)
Increase in accrued interest payable and other liabilities	439	4,129
Loans originated for sale	(141,723)	(48,152)
Proceeds on sales of loans	149,000	51,004
Net gain on sales of loans	(1,566)	(653)
Net cash and cash equivalents provided by operating activities	$23,147	$22,247

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$30,328	$26,092
Proceeds from sales of investment securities available for sale	246	-
Purchases of investment securities available for sale	(35,944)	(33,773)
Loans made to customers, net of collections	11,271	(44,161)
Proceeds on sale of other real estate owned and other repossessed assets	1,539	1,958
Purchases of property and equipment	(2,116)	(1,314)
Investment in tax credit real estate, net	705	644
Net cash provided by (used in) investing activities	$6,029	$(50,554)

Cash Flows from Financing Activities
Net increase in deposits	$35,161	$2,169
Net (decrease) increase in short-term borrowings	(10,831)	5,095
Stock options exercised	88	79
Excess tax benefits related to share-based compensation	38	44
Payments on FHLB borrowings	-	(10,000)
Purchase of treasury stock	(1,141)	(2,649)
Dividends paid	(4,998)	(4,399)
Net cash provided by (used in) financing activities	$18,317	$(9,661)

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2012	2011

Increase (decrease) in cash and cash equivalents	$47,493	$(37,968)

Cash and cash equivalents:
Beginning of year	29,291	62,978
End of period	$76,784	$25,010

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$7,269	$8,627
Interest paid on other obligations	4,075	4,167
Income taxes paid	5,343	4,843

Noncash activities:

Increase in maximum cash obligation related to ESOP shares	$1,088	$1,344
Transfers to other real estate owned	926	1,624

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

Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2011 filed with the Securities Exchange Commission on March 9, 2012.

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

In May 2011, the FASB issued a new standard that provides guidance about how fair value should be determined where it already is required or permitted under international financial reporting standards (“IFRS”) or accounting principles generally accepted in the United States (“GAAP”).  For. GAAP, most of the changes were clarifications of existing guidance or wording changes to align with IFRS.  The new standard became effective for the Company beginning January 1, 2012.  The adoption did not have a material impact on the Company’s financial position.  The Company added additional disclosure requirements to Note 6: Fair Value Measurements.

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

Index

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Common shares outstanding at the beginning of the period	4,753,618	4,395,911	4,759,818	4,398,337
Weighted average number of net shares issued (redeemed)	(991)	(16,013)	(4,683)	(9,629)
Weighted average shares outstanding (basic)	4,752,627	4,379,898	4,755,135	4,388,708
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	6,614	11,180	6,984	10,638
Weighted average number of shares (diluted)	4,759,241	4,391,078	4,762,119	4,399,346

Net income (In Thousands)	$8,070	$7,953	$15,970	$14,131

Earnings per share:
Basic	$1.70	$1.82	$3.36	$3.22
Diluted	$1.69	$1.81	$3.35	$3.21

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2012 and 2011. (Amounts in thousands)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Unrealized Gains on Securities	Accumulated Other Comprehensive Income

Balance at the beginning of the period	$4,333	$4,333	$4,974	$4,974
Current period, other comprehensive income (loss)	2	2	(639)	(639)
Balance June 30, 2012	$4,335	$4,335	$4,335	$4,335

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Unrealized Gains on Securities	Accumulated Other Comprehensive Income

Balance at the beginning of the period	$3,152	$3,152	$2,781	$2,781
Current period, other comprehensive income	878	878	1,249	1,249
Balance June 30, 2011	$4,030	$4,030	$4,030	$4,030

The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011. (Amounts in thousands)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	$4	$(2)	$2	$(1,040)	$397	$(643)
Less: reclassification adjustment for gains realized in net income	-	-	-	6	(2)	4
Other comprehensive income (loss)	$4	$(2)	$2	$(1,034)	$395	$(639)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	$1,421	$(543)	$878	$2,023	$(774)	$1,249
Less: reclassification adjustment for gains realized in net income	-	-	-	-	-	-
Other comprehensive income (loss)	$1,421	$(543)	$878	$2,023	$(774)	$1,249

Index

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

Note 5.	Loans

The composition of loans is as follows:
	June 30, 2012	December 31, 2011
	(Amounts In Thousands)

Agricultural	$66,302	$68,556
Commercial and financial	143,414	143,174
Real estate:
Construction, 1 to 4 family residential	27,316	22,308
Construction, land development and commercial	80,425	84,508
Mortgage, farmland	102,357	99,799
Mortgage, 1 to 4 family first liens	585,974	577,881
Mortgage, 1 to 4 family junior liens	102,914	104,915
Mortgage, multi-family	207,102	222,851
Mortgage, commercial	311,850	316,329
Loans to individuals	19,069	20,598
Obligations of state and political subdivisions	31,958	31,147
	$1,678,681	$1,692,066
Less allowance for loan losses	26,670	30,150
	$1,652,011	$1,661,916

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and six months ended June 30, 2012 were as follows:

	Three Months Ended June 30, 2012
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,282	$6,033	$4,773	$1,412	$8,572	$5,910	$748	$28,730
Charge-offs	-	(414)	-	-	(466)	-	(62)	(942)
Recoveries	11	335	6	-	129	43	90	614
Provision	314	(751)	(675)	275	36	(782)	(149)	(1,732)

Ending balance	$1,607	$5,203	$4,104	$1,687	$8,271	$5,171	$627	$26,670

	Six Months Ended June 30, 2012
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	-	(829)	(601)	-	(735)	(211)	(90)	(2,466)
Recoveries	33	695	7	-	254	126	163	1,278
Provision	220	(1,092)	(296)	276	(299)	(894)	(207)	(2,292)

Ending balance	$1,607	$5,203	$4,104	$1,687	$8,271	$5,171	$627	$26,670

Ending balance, individually evaluated for impairment	$-	$35	$2	$-	$81	$85	$-	$203

Ending balance, collectively evaluated for impairment	$1,607	$5,168	$4,102	$1,687	$8,190	$5,086	$627	$26,467

Loans:

Ending balance	$66,302	$143,414	$107,741	$102,357	$688,888	$518,952	$51,027	$1,678,681

Ending balance, individually evaluated for impairment	-	3,810	1,934	810	3,584	20,234	-	30,372

Ending balance, collectively evaluated for impairment	$66,302	$139,604	$105,807	$101,547	$685,304	$498,718	$51,027	$1,648,309

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Changes in the allowance for loan losses for the three and six months ended June 30, 2011 were as follows:

	Three Months Ended June 30, 2011
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,759	$6,772	$4,408	$1,469	$8,840	$5,743	$829	$29,820
Charge-offs	-	(367)	(13)	-	(619)	(9)	(87)	(1,095)
Recoveries	1	204	5	-	358	169	64	801
Provision	(357)	25	(189)	(40)	303	(26)	18	(266)
				-
Ending balance	$1,403	$6,634	$4,211	$1,429	$8,882	$5,877	$824	$29,260

	Six Months Ended June 30, 2011
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	-	(1,107)	(33)	-	(1,248)	(60)	(148)	(2,596)
Recoveries	23	463	6	-	598	220	117	1,427
Provision	(790)	536	(156)	(53)	1,580	60	22	1,199

Ending balance	$1,403	$6,634	$4,211	$1,429	$8,882	$5,877	$824	$29,260

Ending balance, individually evaluated for impairment	$-	$26	$-	$2	$69	$90	$-	$187

Ending balance, collectively evaluated for impairment	$1,403	$6,608	$4,211	$1,427	$8,813	$5,787	$824	$29,073

Loans:

Ending balance	$60,903	$143,381	$107,722	$94,085	$655,896	$518,936	$51,105	$1,632,028

Ending balance, individually evaluated for impairment	-	2,066	1,738	227	4,094	17,616	6	25,747

Ending balance, collectively evaluated for impairment	$60,903	$141,315	$105,984	$93,858	$651,802	$501,320	$51,099	$1,606,281

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

The following table presents the credit quality indicators by type of loans in each category as of June 30, 2012 and December 31, 2011, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
June 30, 2012
Grade:
Pass	$59,541	$116,008	$22,297	$60,493
Potential Watch	1,026	8,923	2,479	2,212
Watch	2,745	9,408	1,276	9,003
Substandard	2,990	9,075	1,264	8,717
Total	$66,302	$143,414	$27,316	$80,425

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
June 30, 2012
Grade:
Pass	$92,133	$518,266	$92,386	$168,067
Potential Watch	2,158	23,617	3,375	11,542
Watch	3,370	18,998	4,043	19,181
Substandard	4,696	25,093	3,110	8,312
Total	$102,357	$585,974	$102,914	$207,102

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
June 30, 2012
Grade:
Pass	$285,611	$18,445	$31,958	$1,465,205
Potential Watch	12,236	106	-	67,674
Watch	2,757	349	-	71,130
Substandard	11,246	169	-	74,672
Total	$311,850	$19,069	$31,958	$1,678,681

Index

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

Past due loans as of June 30, 2012 and December 31, 2011 were as follows:

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)

June 30, 2012
Agricultural	$50	$1	$-	$51	$66,251	$66,302	$-
Commercial and financial	454	116	483	1,053	142,361	143,414	230
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	27,316	27,316	-
Construction, land development and commercial	643	-	187	830	79,595	80,425	14
Mortgage, farmland	-	-	491	491	101,866	102,357	-
Mortgage, 1 to 4 family first liens	804	1,766	2,361	4,931	581,043	585,974	1,983
Mortgage, 1 to 4 family junior liens	602	34	20	656	102,258	102,914	-
Mortgage, multi-family	-	592	256	848	206,254	207,102	-
Mortgage, commercial	19	617	1,183	1,819	310,031	311,850	229
Loans to individuals	13	5	-	18	19,051	19,069	-
Obligations of state and political subdivisions	-	-	-	-	31,958	31,958	-
	$2,585	$3,131	$4,981	$10,697	$1,667,984	$1,678,681	$2,456

December 31, 2011:
Agricultural	$509	$-	$13	$522	$68,034	$68,556	$13
Commercial and financial	558	187	849	1,594	141,580	143,174	222
Real estate:
Construction, 1 to 4 family residential	367	-	-	367	21,941	22,308	-
Construction, land development and commercial	164	719	327	1,210	83,298	84,508	14
Mortgage, farmland	752	-	-	752	99,047	99,799	-
Mortgage, 1 to 4 family first liens	4,042	1,012	3,414	8,468	569,413	577,881	2,673
Mortgage, 1 to 4 family junior liens	454	353	396	1,203	103,712	104,915	105
Mortgage, multi-family	-	-	267	267	222,584	222,851	-
Mortgage, commercial	838	755	718	2,311	314,018	316,329	185
Loans to individuals	38	21	-	59	20,539	20,598	-
Obligations of state and political subdivisions	2,834	-	-	2,834	28,313	31,147	-
	$10,556	$3,047	$5,984	$19,587	$1,672,479	$1,692,066	$3,212

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

The following table summarizes the Company’s impaired loans and non-performing assets at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(Amounts In Thousands)

Non-accrual loans	$8,828	$7,378
Accruing loans past due 90 days or more (1)	2,456	3,212
TDR loans (2)	19,088	17,889
Total impaired loans	30,372	28,479
Other real estate	1,155	1,327
Non-performing assets (includes impaired loans and other real estate)	31,527	29,806
Loans held for investment	1,678,681	1,692,066
Ratio of allowance for loan losses to loans held for investment	1.59%	1.78%
Ratio of allowance for loan losses to impaired loans	87.81	105.87
Ratio of impaired loans to total loans held for investment	1.81	1.68
Ratio of non-performing assets to total assets	1.54	1.48

(1)
There were no TDR loans included within accruing loans past due 90 days or more as of June 30, 2012.  There were $0.26 million of TDR loans included within accruing loans past due 90 days or more as of December 31, 2011.

(2)
Total TDR loans were $22.87 million and $21.40 million as of June 30, 2012 and December 31, 2011, respectively.  Included in the total nonaccrual loans were $3.78 million and $3.25 million of TDR loans as of June 30, 2012 and December 31, 2011.

Certain impaired loan information by loan type at June 30, 2012 and December 31, 2011, was as follows:

	June 30, 2012			December 31, 2011
	Non-accrual loans	Accruing loans past due 90 days or more	TDR loans	Non-accrual loans	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	$-	$-	$-	$-	$13	$-
Commercial and financial	1,672	230	1,908	1,286	222	1,109
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-
Construction, land development and commercial	1,920	14	-	648	14	-
Mortgage, farmland	512	-	298	556	-	-
Mortgage, 1 to 4 family first liens	897	1,983	618	1,141	2,673	541
Mortgage, 1 to 4 family junior liens	20	-	66	291	105	50
Mortgage, multi-family	2,083	-	5,814	2,168	-	5,870
Mortgage, commercial	1,724	229	10,384	1,288	185	10,319
Loans to individuals	-	-	-	-	-	-
	$8,828	$2,456	$19,088	$7,378	$3,212	$17,889

Loans 90 days or more past due that are still accruing interest decreased $0.76 million from December 31, 2011 to June 30, 2012 due to an overall reduction in delinquency trends during the first six months of 2012. The average 90 days or more past due loan balance was $116,950 as of June 30, 2012 and $80,000 as of December 31, 2011.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Below is a summary of information for TDR loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Number			Number
	of	Recorded	Commitments	of	Recorded	Commitments
	contracts	investment	outstanding	contracts	investment	outstanding
		(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	-	$-	$-	-	$-	$-
Commercial and financial	12	2,423	41	9	1,802	108
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-
Construction, land development and commercial	2	338	-	2	335	452
Mortgage, farmland	1	298	-	-	-	-
Mortgage, 1 to 4 family first liens	7	878	-	7	801	-
Mortgage, 1 to 4 family junior liens	2	66	1	1	50	-
Mortgage, multi-family	5	7,479	-	4	7,597	-
Mortgage, commercial	9	11,388	-	6	10,814	-
Loans to individuals	-	-	-	-	-	-
	38	$22,870	$42	29	$21,399	$560

The following is a summary of TDR loans that were modified during the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number	Pre-modification	Post-modification	Number	Pre-modification	Post-modification
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
		(Amounts In Thousands)			(Amounts In Thousands)

Commercial and financial	3	$42	$42	4	$968	$968
Real estate:
Mortgage, farmland	1	297	297	1	297	297
Mortgage, 1 to 4 family junior liens	-	-	-	1	69	54
Mortgage, multi-family	1	12	12	1	12	12
Mortgage, commercial	1	183	183	3	885	735
	6	$534	$534	10	$2,231	$2,066

The Company had commitments to lend $0.04 million in additional borrowings to restructured loan customers as of June 30, 2012.  The Company had commitments to lend $0.56 million in additional borrowings to restructured loan customers as of December 31, 2011.  These commitments were in the normal course of business and allowed the borrowers to build pre-sold homes and commercial property, which was expected to increase their overall cash flow.  The additional borrowings were not used to facilitate payments on these loans.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

There were $0.30 million and $0.26 million of TDR loans that were in payment default (defined as past due 90 days or more) as of June 30, 2012 and December 31, 2011, respectively.  As of June 30, 2012, TDR loans in payment default consisted of a $0.26 million construction and land development loan and a $0.04 million 1 to 4 family mortgage.

Information regarding impaired loans as of and for the three and six months ended June 30, 2012 is as follows:

	June 30, 2012			Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agriculture	$-	$-	$-	$-	$-	$-	$-
Commercial and financial	1,788	3,733	-	1,620	1	1,732	2
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	1,920	2,670	-	1,978	-	2,304	-
Mortgage, farmland	810	811	-	832	5	832	9
Mortgage, 1 to 4 family first liens	1,005	1,301	-	1,014	6	1,017	11
Mortgage, 1 to 4 family junior liens	73	365	-	73	-	73	2
Mortgage, multi-family	2,095	2,775	-	2,108	1	2,131	1
Mortgage, commercial	2,616	5,099	-	2,627	12	2,729	24
Loans to individuals	-	20	-	-	-	-	-
	10,307	16,774	-	10,252	25	10,818	49
With an allowance recorded:
Agriculture	$-	$-	$-	$-	$-	$-	$-
Commercial and financial	2,022	2,022	35	2,037	27	2,124	56
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	14	27	2	14	-	14	-
Mortgage, farmland	-	-	-	-	-	-	-
Mortgage, 1 to 4 family first liens	2,493	2,868	80	2,525	31	2,488	61
Mortgage, 1 to 4 family junior liens	13	13	1	27	-	32	-
Mortgage, multi-family	5,802	5,802	53	5,821	76	5,836	153
Mortgage, commercial	9,721	9,856	32	9,745	143	9,770	287
Loans to individuals	-	-	-	-	-	-	-
	20,065	20,588	203	20,169	277	20,264	557
Total:
Agriculture	$-	$-	$-	$-	$-	$-	$-
Commercial and financial	3,810	5,755	35	3,657	28	3,856	58
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	1,934	2,697	2	1,992	-	2,318	-
Mortgage, farmland	810	811	-	832	5	832	-
Mortgage, 1 to 4 family first liens	3,498	4,169	80	3,539	37	3,505	72
Mortgage, 1 to 4 family junior liens	86	378	1	100	-	105	2
Mortgage, multi-family	7,897	8,577	53	7,929	77	7,967	154
Mortgage, commercial	12,337	14,955	32	12,372	155	12,499	311
Loans to individuals	-	20	-	-	-	-	-
	30,372	37,362	203	30,421	302	31,082	597

Index

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

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Impaired loans increased $1.89 million from December 31, 2011 to June 30, 2012.  Impaired loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.81% of loans held for investment as of June 30, 2012 and 1.68% as of December 31, 2011.  The increase in impaired loans is due mainly to an increase in non-accrual loans of $1.45 million from December 31, 2011 to June 30, 2012.  The increase in non-accrual loans is due to additional construction, mortgage and commercial customer relationships classified as nonaccrual.  TDR loans increased $1.47 million from December 31, 2011 to June 30, 2012 as a result of ten additional restructured loans.

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

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2012 are as follows:

	June 30, 2012
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$76,784	$76,784	$76,784	$-	$-
Investment securities	225,958	225,958	-	225,958	-
Loans held for sale	18,904	18,904		18,904
Loans
Agricultural	64,695	66,371	-	-	66,371
Commercial and financial	138,211	138,005	-	3,775	134,230
Real estate:					-
Construction, 1 to 4 family residential	26,403	26,638	-	1,932	24,706
Construction, land development and commercial	77,234	77,401	-	810	76,591
Mortgage, farmland	100,670	103,361	-	3,418	99,943
Mortgage, 1 to 4 family first liens	579,375	597,970	-	85	597,885
Mortgage, 1 to 4 family junior liens	101,242	103,972	-	7,844	96,128
Mortgage, multi-family	205,503	212,840	-	12,305	200,535
Mortgage, commercial	308,278	318,111	-	-	318,111
Loans to individuals	18,781	18,995	-	-	18,995
Obligations of state and political subdivisions	31,619	31,665	-	-	31,665
Accrued interest receivable	8,442	8,442	-	8,442	-
Total financial instrument assets	$1,982,099	$2,025,418	$76,784	$283,473	$1,665,161
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$226,579	$226,579	$-	$226,579	$-
Interest-bearing deposits	1,334,059	1,345,637	-	1,345,637	-
Short-term borrowings	41,954	41,954	-	41,954	-
Federal Home Loan Bank borrowings	185,000	197,636	-	197,636	-
Accrued interest payable	1,453	1,453	-	1,453	-
Total financial instrument liabilities	$1,789,045	$1,813,259	$-	$1,813,259	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$311,098	$-	$-	$-	$-
Letters of credit	11,197	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$322,295	$-	$-	$-	$-

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2011 are as follows:
	December 31, 2011
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$29,291	$29,291	$29,291	$-	$-
Investment securities	222,095	222,095	-	222,095	-
Loans held for sale	24,615	24,615		24,615
Loans
Agricultural	67,202	68,306	-	-	68,306
Commercial and financial	136,745	135,317	-	2,163	133,154
Real estate:
Construction, 1 to 4 family residential	21,744	22,233	-	472	21,761
Construction, land development and commercial	80,078	79,527	-	331	79,196
Mortgage, farmland	98,388	101,743	-	7,174	94,569
Mortgage, 1 to 4 family first liens	570,844	591,460	-	222	591,238
Mortgage, 1 to 4 family junior liens	102,901	105,872	-	613	105,259
Mortgage, multi-family	220,963	229,779	-	2,297	227,482
Mortgage, commercial	312,067	322,922	-	-	322,922
Loans to individuals	20,227	20,542	-	-	20,542
Obligations of state and political subdivisions	30,757	30,811	-	-	30,811
Accrued interest receivable	8,689	8,689	-	8,689	-
Total financial instrument assets	$1,946,606	$1,993,202	$29,291	$268,671	$1,695,240
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$223,378	$223,378	$-	$223,378	$-
Interest-bearing deposits	1,302,099	1,309,545	-	1,309,545	-
Short-term borrowings	52,785	52,785	-	52,785	-
Federal Home Loan Bank borrowings	185,000	199,008	-	199,008	-
Accrued interest payable	1,625	1,625	-	1,625	-
Total financial instrument liabilities	$1,764,887	$1,786,341	$-	$1,786,341	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$269,687	$-	$-	$-	$-
Letters of credit	12,016	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$281,703	$-	$-	$-	$-

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

Index

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

The pricing for investment securities is obtained from an independent source.  The Company’s investment securities are low risk and are measured at fair value as Level 2 assets.  There are no Level 1 or Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by the level of security.  The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of the Company’s investment portfolio, there is no expectation of significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.  No unusual fluctuations were identified during the six months ended June 30, 2012.  If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Loans held for sale:  Loans held for sale are carried at historical cost.  The carrying amount is a reasonable estimate of fair value because of the short time between origination of the loan and its sale on the secondary market (Level 2).  The market is active for these loans and as a result prices for similar assets are available.

Loans:  The Company does not record loans at fair value on a recurring basis.  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values (Level 3).  The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality utilizing an entrance price concept (Level 3). These loans are Level 3 as there are unobservable inputs supported by little market activity.  The Company does record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or appraised value of the collateral or (2) the full charge-off of the loan carrying value (Level 2).  These loans are considered Level 2 as there are observable inputs other than quoted prices.

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

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

LIABILITIES

Deposit liabilities:  Deposit liabilities are carried at historical cost.  The fair value of demand deposits, savings accounts and certain money market account deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.  If the fair value of the fixed maturity certificates of deposit is calculated at less than the carrying amount, the carrying value of these deposits is reported as the fair value (Level 2).  Deposit liabilities are classified as Level 2 due to available prices for similar liabilities in the market.

Short-term borrowings:  Short-term borrowings are carried at historical cost and include federal funds purchased and securities sold under agreements to repurchase.  The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the liability and its expected realization (Level 2).  Short-term borrowings are classified as Level 2 due to available prices for similar liabilities in the market.

Long-term borrowings:  Long-term borrowings are recorded at historical cost.  The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2).  Long-term borrowings are classified as Level 2 due to available prices for similar liabilities in the market.

Accrued interest payable:  The fair value of accrued interest payable equals the amount payable due to the current nature of the amounts payable (Level 2).

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)

Investment securities available for sale	$-	$215,190	$-	$215,190
Total	$-	$215,190	$-	$215,190

	December 31, 2011
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts in Thousands)

Investment securities available for sale	$-	$211,367	$-	$211,367
Total	$-	$211,367	$-	$211,367

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2012.

Index

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

					Three Months Ended	Six Months Ended
	June 30, 2012				June 30, 2012	June 30, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)

Loans (4)
Commercial and financial	$-	$3,775	$-	$3,775	$139	$199
Real Estate:
Construction, land development and commercial	-	1,932	-	1,932	-	563
Mortgage, farmland	-	810	-	810	-	-
Mortgage, 1 to 4 family first liens	-	3,418	-	3,418	298	399
Mortgage, 1 to 4 family junior liens	-	85	-	85	12	12
Mortgage, multi-family	-	7,844	-	7,844	-	-
Mortgage, commercial	-	12,305	-	12,305	-	210
Loans to individuals	-	-	-	-	12	12
Foreclosed assets (5)	-	285	-	285	55	120
Total	$-	$30,454	$-	$30,454	$516	$1,515

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Index

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

As of June 30, 2012, the $30.17 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types:  $3.50 million of 1-to-4 family residential loans, $3.78 million of commercial and financial loans, $7.84 million of multi-family mortgage loans and $12.31 million of commercial mortgage loans.  The remaining $2.74 million includes loans in the following categories:  construction and land development, agricultural, real estate construction, mortgage – farmland, and loans to individuals.  Of the total $30.17 million, $8.83 million was included in the nonaccrual loan total.  The remaining $21.34 million is accruing interest based on the fact that loan payments have been made as contractually agreed.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  This authorization is set to expire on December 31, 2013.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors.  The Company has purchased 309,270 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2012.  Of these 309,270 shares, 7,867 shares were purchased during the quarter ended June 30, 2012, at an average price per share of $67.44.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at June 30, 2012 and December 31, 2011 is as follows:
	June 30, 2012	December 31, 2011
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$35,509	$35,345
Credit cards	43,983	42,493
Commercial, real estate and home construction	82,671	62,388
Commercial lines and real estate purchase loans	148,935	129,461
Outstanding letters of credit	11,197	12,016

Note 9.	Income Taxes

Federal income tax expense for the six months ended June 30, 2012 and 2011 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2011, 2010 and 2009 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2011, 2010 and 2009 remain open for examination.  There were no material unrecognized tax benefits at December 31, 2011 and June 30, 2012 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2012, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2013.

Income taxes as a percentage of income before taxes were 29.83% for the six months ended June 30, 2012 and 29.47% for the same period in 2011.  The increase in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of June 30, 2012 and December 31, 2011 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-GAAP Financial Measures

The accounting and reporting policies of the Company conform to GAAP.  However, management uses certain non-GAAP measures and ratios to evaluate and measure the Company’s performance.  These measures and ratios include return on average shareholders’ equity and average shareholders’ equity to average total assets.  For each of these measures and ratios, the Company adds to shareholders’ equity the amount in “maximum cash obligation related to ESOP shares”.  Under the ESOP, the Company has certain contingent repurchase obligations to buy back common stock distributed to participants.  This contingent repurchase obligation is reflected in the Company’s financial statements as “maximum cash obligation related to ESOP shares” and, in accordance with GAAP, reduces shareholders’ equity.  The Company believes that it is unlikely that the Company would be required to satisfy its contingent repurchase obligation and therefore believes that adjusting shareholders’ equity by adding “maximum cash obligation related to ESOP shares” to that amount provides a more meaningful view of the applicable measures and ratios.  In addition, management believes that the return on average shareholders’ equity, a financial measure frequently considered to evaluate the performance of bank holding companies, would be significantly overstated.

The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to the most directly comparable GAAP financial measures for the six months ended June 30, 2012 and the year ended December 31, 2011 (dollars in thousands, except per share data):

	June 30, 2012	December 31, 2011

Shareholders' equity (GAAP)	$216,724	$208,429
Shareholders' equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP)	245,638	236,255
Net income (1)	28,616	26,777
Average shareholders' equity (GAAP) (2)	200,290	178,984
Average shareholders' equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP) (2)	227,996	205,370
Return on average shareholders' equity (GAAP) (3)	14.29%	14.96%
Return on average shareholders' equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP) (4)	12.55%	13.04%

(1)	Calculation based on trailing 12 month figures.
(2)	Calculation based on trailing 12 month average.
(3)	Return on average shareholders’ equity (GAAP) equals net income divided by average shareholders’ equity. Average shareholders’ equity is calculated using a trailing 12 month average.
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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At June 30, 2012, the Bank has seventeen full-service locations. The Company added three additional offices during the six months ended June 30, 2012.  The new office locations are located at the University of Iowa Memorial Union, the University of Iowa Hospitals and Clinics and North Liberty, Iowa.

Net income for the six month period ended June 30, 2012 was $15.97 million compared to $14.13 million for the same six months of 2011, an increase of 13.02%.  The $1.84 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first six months of 2012 are an increase in net interest income of $0.27 million and a decrease in the provision for loan losses of $3.49 million.  In addition, other income increased $1.15 million for the first six months of 2012.  These changes were offset by an increase in other expenses of $2.18 million and an increase in income tax expense of $0.88 million during the 2012 period.

The Company achieved a return on average assets of 1.42% and a return on average equity of 12.55% for the twelve months ended June 30, 2012, compared to the twelve months ended June 30, 2011, which were 1.32% and 13.20%, respectively. Dividends of $1.05 per share were paid in January 2012 to 2,186 shareholders.  The 2011 dividend was $1.00 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.67% in 2012 compared to 3.82% in 2011.  Average earning assets were $2.043 billion in 2012 and $1.955 billion in 2011.

Highlights noted on the balance sheet as of June 30, 2012 for the Company included the following:

●	Total assets were $2.052 billion, an increase of $34.15 million since December 31, 2011.
●	Cash and cash equivalents were $76.78 million, an increase of $47.49 million since December 31, 2011.
●	Net loans were $1.671 billion, a decrease of $15.62 million since December 31, 2011.
●	Deposit growth of $35.16 million since December 31, 2011.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

The following table sets forth the composition of the loan portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$66,302	3.95%	$68,556	4.05%
Commercial and financial	143,414	8.54	143,174	8.46
Real estate:
Construction, 1 to 4 family residential	27,316	1.63	22,308	1.32
Construction, land development and commercial	80,425	4.79	84,508	4.99
Mortgage, farmland	102,357	6.10	99,799	5.90
Mortgage, 1 to 4 family first liens	585,974	34.90	577,881	34.16
Mortgage, 1 to 4 family junior liens	102,914	6.13	104,915	6.20
Mortgage, multi-family	207,102	12.34	222,851	13.17
Mortgage, commercial	311,850	18.58	316,329	18.69
Loans to individuals	19,069	1.14	20,598	1.22
Obligations of state and political subdivisions	31,958	1.90	31,147	1.84
	$1,678,681	100.00%	$1,692,066	100.00%
Less allowance for loan losses	26,670		30,150
	$1,652,011		$1,661,916

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$1,607	6.03%	3.95%	$1,354	4.49%	4.05%
Commercial and financial	5,203	19.51	8.54	6,429	21.32	8.46
Real estate:
Construction, 1 to 4 family residential	913	3.42	1.63	564	1.87	1.32
Construction, land development and commercial	3,191	11.96	4.79	4,430	14.69	4.99
Mortgage, farmland	1,687	6.33	6.10	1,411	4.68	5.90
Mortgage, 1 to 4 family first liens	6,599	24.74	34.90	7,037	23.34	34.16
Mortgage, 1 to 4 family junior liens	1,672	6.27	6.13	2,014	6.68	6.20
Mortgage, multi-family	1,599	6.00	12.34	1,888	6.26	13.17
Mortgage, commercial	3,572	13.39	18.58	4,262	14.14	18.69
Loans to individuals	288	1.08	1.14	371	1.24	1.22
Obligations of state and political subdivisions	339	1.27	1.90	390	1.29	1.84
	$26,670	100.00%	100.00%	$30,150	100.00%	100.00%

The allowance for loan losses totaled $26.67 million at June 30, 2012 compared to $30.15 million at December 31, 2011.  The percentage of the allowance to outstanding loans was 1.59% and 1.78% at June 30, 2012 and December 31, 2011, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and overall increases in loans outstanding.  The reduction in the allowance in 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

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

Management has determined that the allowance for loan losses was appropriate at June 30, 2012, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.  During the six months ended June 30, 2012, drought conditions have occurred in the Midwest including the Company’s primary market area.  These conditions could lead to an increased risk of negative operating results for agricultural customers of the Company and could have a negative impact on the loan portfolio in the future.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $3.82 million from December 31, 2011 to June 30, 2012.  The fair value of securities available for sale was $7.02 million more than the amortized cost of such securities as of June 30, 2012.  At December 31, 2011, the fair value of the securities available for sale was $8.06 million more than the amortized cost of such securities.  The carrying values of investment securities at June 30, 2012 and December 31, 2011 are summarized in the following table (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Securities available for sale
Other securities (FHLB, FHLMC and FNMA)	$92,062	42.78%	$91,936	43.50%
Obligations of state and political subdivisions	123,128	57.22	119,431	56.50

Total securities available for sale	$215,190	100.00%	$211,367	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2012 or December 31, 2011. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of June 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

June 30, 2012:
State and political subdivisions	$117,285	$5,968	$(125)	$123,128
Other securities (FHLB, FHLMC and FNMA)	90,884	1,199	(21)	92,062
Total	$208,169	$7,167	$(146)	$215,190

December 31, 2011:
State and political subdivisions	$90,353	$1,583	$-	$91,936
Other securities (FHLB, FHLMC and FNMA)	112,959	6,524	(52)	119,431
Total	$203,312	$8,107	$(52)	$211,367

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2012, were as follows (in thousands):
	Amortized Cost	Fair Value

Due in one year or less	$27,199	$27,559
Due after one year through five years	119,175	123,110
Due after five years through ten years	61,600	64,331
Due over ten years	195	190
Total	$208,169	$215,190

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2012			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	42	$9,906	$(102)	1.03%	2	$478	$(23)	4.81%	44	$10,384	$(125)	1.20%

Other securities (FHLB, FHLMC and FNMA)	3	9,117	(21)	0.23%	-	-	-	-	3	9,117	(21)	0.23%

Total temporarily impaired securities	45	$19,023	$(123)	0.65%	2	$478	$(23)	4.81%	47	$19,501	$(146)	0.75%

	Less than 12 months				12 months or more				Total
December 31, 2011			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	2	$409	$(3)	0.73%	2	$453	$(49)	10.82%	4	$862	$(52)	6.03%

Other securities (FHLB, FHLMC and FNMA)	-	-	-	0.00%	-	-	-	-	-	-	-	0.00%

Total temporarily impaired securities	2	$409	$(3)	0.73%	-	$453	$(49)	10.82%	4	$862	$(52)	6.03%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses greater than twelve months as of June 30, 2012 included two issues.  The two securities are municipal bonds which are rated Ba2.  Bonds with a Ba2 rating are less than investment grade.   The aggregate fair value of these Ba2 rated bonds is $0.48 million while their amortized cost is $0.50 million, representing an unrealized loss of $0.02 million.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposit growth was $35.16 million in the first six months of 2012.  Repurchase agreements decreased $10.83 million in the same period.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $35.82 million as of June 30, 2012 with an average rate of 0.73%.  Brokered deposits were $32.12 million as of December 31, 2011 with an average rate of 0.71%.  As of June 30, 2012 and December 31, 2011, brokered deposits were 2.29% and 2.11% of total deposits, respectively.

Dividends and Equity

In January 2012, Hills Bancorporation paid a dividend of $5.00 million or $1.05 per share.  The dividend was $1.00 per share in January 2011.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2012 totaled $216.72 million. Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 15.34% and 14.69% as of June 30, 2012 and December 31, 2011, respectively. The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 16.59% and 15.95% as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.

Discussion of operations for the six months ended June 30, 2012 and 2011

Net Income Overview

Net income increased $1.84 million for the six months ended June 30, 2012 compared to the first six months of 2011.  Total net income was $15.97 million in 2012 and $14.13 million in the comparable period in 2011, an increase of 13.02%.  The changes in net income in 2012 from the first six months of 2011 were primarily the result of the following:

●	Net interest income increased by $0.27 million.
●	The provision for loan losses decreased by $3.49 million.
●	Other income increased by $1.15 million.
●	Other expenses increased by $2.18 million.
●	Income taxes increased $0.88 million.

For the six-month periods ended June 30, 2012 and 2011, basic earnings per share were $3.36 and $3.22, respectively. Diluted earnings per share were $3.35 for the six months ended June 30, 2012 compared to $3.21 for the same period in 2011.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2012 and 2011

Net Income Overview (continued)

Fluctuations in the Company’s net income continue to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $34.03 million for the first six months of 2012 was derived from the Company’s $1.930 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.67%.  Average earning assets in the six months ended June 30, 2011 were $1.848 billion and the tax-equivalent net interest margin was 3.82%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.57% would have resulted approximately in a $965,000 decrease in income before income taxes in the six month period ended June 30, 2012. Similarly, an increase in the net interest margin of 10 basis points to 3.77% would have resulted in approximately a $965,000 increase in net interest income before taxes.  Net interest income for the Company increased due to the increase in average earning assets over the same period in 2011.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.671 billion at June 30, 2012.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction in expense of $2.29 million in 2012 compared to an expense of $1.20 million in 2011.  The reduction in expense in 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $6.79 million and $5.90 million for the six months ended June 30, 2012 and 2011, respectively.  Income taxes as a percentage of income before taxes were 29.83% in 2012 and 29.47% in 2011.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2012 and 2011

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first six months of 2012 was 3.67% compared to 3.82% in 2011 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2012 compared to the comparable period in 2011 are shown in the following table:

				Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$88,976	(0.41	) %	$2,539	$(3,239)	$(700)
Taxable securities	(6,154)	(0.65)		(84)	(331)	(415)
Nontaxable securities	4,443	(0.30)		108	(166)	(58)
Federal funds sold	(5,549)	-		(7)	-	(7)
	$81,716			$2,556	$(3,736)	$(1,180)

Interest expense:
Interest-bearing demand deposits	$34,191	(0.09	) %	$(53)	$134	$81
Savings deposits	11,324	(0.12)		(11)	233	222
Time deposits	(20,488)	(0.28)		196	858	1,054
Short-term borrowings	(1,125)	(0.40)		2	99	101
FHLB borrowings	(4,086)	0.08		65	(74)	(9)
	$19,816			$199	$1,250	$1,449
Change in net interest income				$2,755	$(2,486)	$269

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2012	2011

Yield on average interest-earning assets	4.82%	5.19%
Rate on average interest-bearing liabilities	1.42	1.63
Net interest spread	3.40%	3.56%
Effect of noninterest-bearing funds	0.27	0.26
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.67%	3.82%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2012 and 2011

Net Interest Income (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met four times during the first six months of 2012.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2012, the rate indexes for the one, three and five year indexes were 0.19%, 0.40% and 0.73%, respectively.  The one year index increased 11.76% from 0.17% at June 30, 2011, the three year index decreased 38.46% and the five year index decreased 51.97%.  The three year index was 0.65% and the five year index was 1.52% at June 30, 2011.  The targeted federal funds rate was 0.25% at June 30, 2012 and 2011.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $2.29 million in 2012 compared to an expense of $1.20 million in 2011, a decrease of $3.49 million.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The reduction in expense in 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

The allowance for loan losses decreased $3.48 million during the first six months of 2012.  In the first six months of 2012, there was a decrease of $1.45 million due to the volume and composition of loans outstanding and a $2.03 million decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and charge-offs.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2012 and 2011, recoveries were $1.28 million and $1.43 million, respectively; and charge-offs were $2.47 million in 2012 and $2.60 million in 2011.  The allowance for loan losses totaled $26.67 million at June 30, 2012 compared to $30.15 million at December 31, 2011.  The allowance represented 1.59% and 1.78% of loans held for investment at June 30, 2012 and December 31, 2011, respectively.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2012 and 2011

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(Amounts in thousands)

Net gain on sale of loans	$1,566	$653	$913	139.82%
Trust fees	2,290	2,195	95	4.33
Service charges and fees	3,832	3,732	100	2.68
Rental revenue on tax credit real estate	792	678	114	16.81
Net gain on sale of other real estate owned and other reposessed assets	441	385	56	14.55
Other noninterest income	1,272	1,405	(133)	(9.47)
	$10,193	$9,048	$1,145

Loans originated for sale in the first six months of 2012 totaled $141.72 million compared to $48.15 million in the same period in 2011, an increase of 194.32%.  In the six months ended June 30, 2012 and 2011, the net gain on sale of loans was $1.57 million and $0.65 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.10 million in the first six months of 2012 as a result of assets under management increasing from $1.011 billion as of June 30, 2011 to $1.054 billion as of June 30, 2012 due to market conditions and new trust relationships.

Service charges and fees increased $0.10 million in the first six months of 2012 from their level for the comparable period in 2011.  Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $0.16 million due to volume of activity.

The net gain on sale of other real estate owned and other repossessed assets increased $0.06 million to a net gain of $0.44 million for the six months ended June 30, 2012.  The total net gain on sale of other real estate owned for the six months ended June 30, 2012 consisted of a $0.12 million fair market value adjustment on 5 properties within other real estate owned and a $0.56 million net gain on sale of 14 properties.  During the same period in 2011, the gain consisted of a $0.12 million fair market value adjustment on 6 properties within other real estate owned, a $0.52 million gain on sale of 14 properties and a $7,000 loss on sale of 2 properties, for a net gain of $0.39 million.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2012 and 2011

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(Amounts in thousands)

Salaries and employee benefits	$11,943	$11,084	$859	7.75%
Occupancy	1,696	1,655	41	2.48
Furniture and equipment	2,294	1,782	512	28.73
Office supplies and postage	718	654	64	9.79
Advertising and business development	1,097	776	321	41.37
Outside services	3,337	3,223	114	3.54
Rental expenses on tax credit real estate	1,214	882	332	37.64
FDIC insurance assessment	525	786	(261)	(33.21)
Other noninterest expense	935	738	197	26.69
	$23,759	$21,580	$2,179

Other expenses of $23.76 million increased $2.18 million for the six months ended June 30, 2012 from the same period in 2011, an increase of 10.10%.  Salaries and employee benefits expense was $11.94 million for the six months ended June 30, 2012 which was a $0.86 million increase from the same period in 2011.  The increase is primarily due to an increase in bonuses paid to real estate lenders related to loan sales production.  Furniture and equipment expense was $2.29 million for the six months ended June 30, 2012 which represents a $0.51 million increase from the 2011 period.  The negative variance is partially due to an increase of $0.14 million in depreciation for furniture, fixtures and equipment and an increase of $0.23 million in software maintenance contracts.

FDIC insurance assessment expense was $0.53 million for the six months ended June 30, 2012.  This is a decrease of $0.26 million when compared to the same period in 2011.  The decrease in FDIC insurance premium expense is due to the change in the premium calculation base by the FDIC.  Starting in the second quarter of 2011, the assessment is calculated using the assets of the Company less tangible capital resulting in a lower premium expense for the Company.  Previously, the assessment was calculated based on total deposits of the Company.  As of June 30, 2012, the Company has prepaid FDIC insurance of $3.41 million, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.  The balance remaining in prepaid FDIC insurance at year ending December 31, 2012 will be refunded to the Company.

Income Taxes

Federal and state income tax expenses were $6.79 million and $5.90 million for the six months ended June 30, 2012 and 2011, respectively.  Income taxes as a percentage of income before taxes were 29.83% in 2012 and 29.47% in 2011.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2012 and 2011

Net Income

Net income increased to $8.07 million for the three months ended June 30, 2012 from $7.95 million for the same period in 2011, an increase of 1.51%.  Earnings per share, both basic and diluted, decreased for the three months ended June 30, 2012 compared to the same period in 2011.  The decrease is due to an increase in the number of shares outstanding resulting from the 4th quarter 2011 stock issuance.  For the three month period ended June 30, 2012, basic earnings per share was $1.70 and diluted earnings per share was $1.69.  For the three months ended June 30, 2011, basic earnings per share was $1.82 and diluted earnings per share was $1.81.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended June 30, 2012 was 3.59% compared to 3.82% in 2011 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended June 30, 2012 compared to the comparable period in 2011 are shown in the following table:

				Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate		Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$74,100	(0.42	) %	$901	$(1,649)	$(748)
Taxable securities	(6,120)	0.11		(40)	(156)	(196)
Nontaxable securities	4,023	(0.31)		48	(92)	(44)
Federal funds sold	14,305	-		9	-	9
	$86,308			$918	$(1,897)	$(979)

Interest expense:
Interest-bearing demand deposits	$28,929	(0.06	) %	$(20)	$50	$30
Savings deposits	12,478	(0.04)		(4)	85	81
Time deposits	(16,765)	(0.27)		96	416	512
Short-term borrowings	(622)	(0.17)		-	40	40
FHLB borrowings	-	-		-	-	-
	$24,020			$72	$591	$663
Change in net interest income				$990	$(1,306)	$(316)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2012 and 2011

Net Interest Income (continued)

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2012	2011

Yield on average interest-earning assets	4.73%	5.16%
Rate on average interest-bearing liabilities	1.40	1.59
Net interest spread	3.33%	3.57%
Effect of noninterest-bearing funds	0.26	0.25
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.59%	3.82%

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $1.73 million in 2012 compared to a reduction of expense of $0.27 million in 2011, a decrease of $1.46 million.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The reduction in expense in 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

The allowance for loan losses decreased $2.06 million during the three months ended June 30, 2012.  For the three months ended June 30, 2012, there was a decrease of $1.01 million due to the volume and composition of loans outstanding and a $1.05 million decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and charge-offs.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 20, 2012 and 2011, recoveries were $0.61 million and $0.80 million, respectively; and charge-offs were $0.94 million in 2012 and $1.09 million in 2011.  The allowance for loan losses totaled $26.67 million at June 30, 2012 compared to $29.26 million at June 30, 2011.  The allowance represented 1.59% and 1.79% of loans held for investment at June 30, 2012 and June 30, 2011, respectively.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2012 and 2011

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(Amounts in thousands)

Net gain on sale of loans	$861	$171	$690	403.51
Trust fees	1,129	1,106	23	2.08
Service charges and fees	1,959	1,921	38	1.98
Rental revenue on tax credit real estate	398	395	3	0.76
Net gain on sale of other real estate owned and other reposessed assets	145	384	(239)	(62.24)
Other noninterest income	688	736	(48)	(6.52)
	$5,180	$4,713	$467

In the three months ended June 30, 2012 and 2011, the net gain on sale of loans was $0.86 million and $0.17 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.24 million to a net gain of $0.15 million for the three months ended June 30, 2012.  The total net gain on sale of other real estate owned for the three months ended June 30, 2012 consisted of a $0.05 million fair market value adjustment on 3 properties within other real estate owned and a $0.20 million net gain on sale of 8 properties.  During the same period in 2011, the gain consisted of a $0.03 million fair market value adjustment on 2 properties within other real estate owned, a $0.42 million gain on sale of 9 properties and a $0.01 million loss on sale of 1 property, for a net gain of $0.38 million.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2012 and 2011

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(Amounts in thousands)

Salaries and employee benefits	$6,124	$5,534	$590	10.66
Occupancy	852	824	28	3.40
Furniture and equipment	1,183	817	366	44.80
Office supplies and postage	339	317	22	6.94
Advertising and business development	661	447	214	47.87
Outside services	1,635	1,497	138	9.22
Rental expenses on tax credit real estate	559	648	(89)	(13.73)
FDIC insurance assessment	257	86	171	198.84
Other noninterest expense	522	484	38	7.85
	$12,132	$10,654	$1,478

Other expenses of $12.13 million increased $1.48 million for the three months ended June 30, 2012 from the same period in 2011, an increase of 13.87%.  Salaries and employee benefits expense was $6.12 million for the three months ended June 30, 2012, which was a $0.59 million increase from the same period in 2011. The increase is due to an increase in bonuses paid to real estate lenders related to loan sales production.  Furniture and equipment expense was $1.18 million for the three months ended June 30, 2012, which represents a $0.37 million increase from the 2011 period.  The negative variance is due to an increase in depreciation expense resulting from the addition of three offices and an increase in software maintenance contracts for the three months ended June 30, 2012.

Advertising and business development expense was $0.66 million for the three months ended June 30, 2012, an increase of $0.21 million from the same period in 2011.  The increase is partially due to a new debit card reward program added in 2012.

FDIC insurance assessment expense was $0.26 million for the three months ended June 30, 2012.  This is a decrease of $0.17 million when compared to the same period in 2011.  The decrease in FDIC insurance premium expense is due to the change in the premium calculation base by the FDIC.  Starting in the second quarter of 2011, the assessment is calculated using the assets of the Company less tangible capital resulting in a lower premium expense for the Company.  Previously, the assessment was calculated based on total deposits of the Company.

Income Taxes

Federal and state income tax expenses were $3.53 million and $3.50 million for the three months ended June 30, 2012 and 2011, respectively.  Income taxes as a percentage of income before taxes were 30.45% in 2012 and 30.57% in 2011.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.48% of the Company’s total assets at June 30, 2012, compared to 10.47% at December 31, 2011.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2012, the Company had borrowed $185 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $312 million at June 30, 2012.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $152 million. Those two lines of credit require the pledging of investment securities when drawn upon.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2012.

As of June 30, 2012, investment securities with a carrying value of $41.95 million were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2011, investment securities with a carrying value of $52.79 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the six months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	291	$66.00	301,694	448,306
May 1 to May 31	70	67.50	301,764	448,236
June 1 to June 30	7,506	67.50	309,270	440,730
Total	7,867	$67.44	309,270	440,730

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

During the first six months of 2012, the Company issued 1,196 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Index

Item 6.	Exhibits

3.1	Articles of Incorporation of Hills Bancorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form S-3 filed with the Commission on May 12, 2011.
3.2	By-laws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company’s Form S-3 filed with the Commission on May 12, 2011.
10.1
Hills Bancorporation Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 99 to the Company’s Form S-8 Registration Statement filed with the Commission on June 29, 2012.

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: August 7, 2012	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: August 7, 2012	By: /s/ James G. Pratt
James G. Pratt, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2012

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2012 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	56-57

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	58