Form 10-Q
period 2012-09-30
HILLS BANCORPORATION
filed 2012-11-07
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At October 31, 2012

Common Stock, no par value	4,742,954

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

ASSETS	September 30, 2012 (Unaudited)	December 31, 2011

Cash and cash equivalents	$79,851	$29,291
Investment securities available for sale at fair value (amortized cost September 30, 2012 $212,601; December 31, 2011 $203,312)	219,774	211,367
Stock of Federal Home Loan Bank	8,960	10,728
Loans held for sale	16,003	24,615
Loans, net of allowance for loan losses (September 30, 2012 $26,170; December 31, 2011 $30,150)	1,663,195	1,661,916
Property and equipment, net	30,928	30,321
Tax credit real estate	19,193	20,130
Accrued interest receivable	9,114	8,689
Deferred income taxes, net	7,339	8,531
Other real estate	1,121	1,327
Goodwill	2,500	2,500
Prepaid FDIC insurance	3,185	3,879
Other assets	5,868	5,003
	$2,067,031	$2,018,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$234,785	$223,378
Interest-bearing deposits	1,372,366	1,302,099
Total deposits	$1,607,151	$1,525,477
Short-term borrowings	45,076	52,785
Federal Home Loan Bank borrowings	145,000	185,000
Accrued interest payable	1,437	1,625
Other liabilities	17,424	17,155
	$1,816,088	$1,782,042

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$29,598	$27,826

STOCKHOLDERS' EQUITY
Capital stock, no par value; authorized 10,000,000 shares; issued September 30, 2012 5,059,980 shares; December 31, 2011 5,051,901 shares	$-	$-
Paid in capital	41,965	41,467
Retained earnings	224,264	207,790
Accumulated other comprehensive income	4,429	4,974
Unearned ESOP shares	(2,017)	(2,017)
Treasury stock at cost (September 30, 2012 318,073 shares; December 31, 2011 292,083 shares)	(17,698)	(15,959)
	$250,943	$236,255
Less maximum cash obligation related to ESOP shares	29,598	27,826
	$221,345	$208,429
	$2,067,031	$2,018,297

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$20,907	$21,977	$63,291	$65,084
Investment securities:
Taxable	460	692	1,535	2,182
Nontaxable	857	863	2,544	2,588
Federal funds sold	32	1	90	66
Total interest income	$22,256	$23,533	$67,460	$69,920
Interest expense:
Deposits	$3,396	$3,838	$10,493	$12,292
Short-term borrowings	61	109	156	305
FHLB borrowings	1,983	2,012	5,963	5,983
Total interest expense	$5,440	$5,959	$16,612	$18,580
Net interest income	$16,816	$17,574	$50,848	$51,340
Provision for loan losses	(608)	1,561	(2,900)	2,760
Net interest income after provision for loan losses	$17,424	$16,013	$53,748	$48,580
Other income:
Net gain on sale of loans	$1,023	$546	$2,589	$1,199
Trust fees	1,160	1,114	3,450	3,309
Service charges and fees	1,970	1,937	5,802	5,669
Rental revenue on tax credit real estate	397	397	1,189	1,075
Net gain on sale of other real estate owned and other repossessed assets	163	119	604	504
Other noninterest income	608	580	1,880	1,985
	$5,321	$4,693	$15,514	$13,741
Other expenses:
Salaries and employee benefits	$5,782	$5,532	$17,725	$16,616
Occupancy	773	809	2,469	2,464
Furniture and equipment	1,183	957	3,477	2,739
Office supplies and postage	427	308	1,145	962
Advertising and business development	608	402	1,705	1,178
Outside services	1,689	1,829	5,026	5,052
Rental expenses on tax credit real estate	560	648	1,774	1,530
FDIC insurance assessment	259	267	784	1,053
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	3,544	-	3,544	-
Other noninterest expense	447	392	1,382	1,130
	$15,272	$11,144	$39,031	$32,724
Income before income taxes	$7,473	$9,562	$30,231	$29,597
Income taxes	1,971	2,753	8,759	8,657
Net income	$5,502	$6,809	$21,472	$20,940

Earnings per share:
Basic	$1.16	$1.55	$4.52	$4.77
Diluted	$1.16	$1.55	$4.51	$4.76

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$5,502	$6,809	$21,472	$20,940

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during the period	152	1,589	(876)	3,612
Less: reclassification adjustments for gains included in net income	-	(29)	(6)	(29)

Other comprehensive income (loss), before tax:	$152	$1,560	$(882)	$3,583

Tax (expense) benefit related to other comprehensive income	(58)	(597)	337	(1,371)

Other comprehensive income (loss), net of tax	$94	$963	$(545)	$2,212

Comprehensive income	$5,596	$7,772	$20,927	$23,152

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2010	$14,875	$185,412	$2,781	$-	$(11,854)	$(24,945)	$166,269

Issuance of 176,639 shares of common stock	11,012	-	-	-	-	-	11,012
Forfeiture of 905 shares of common stock	(48)	-	-	-	-	-	(48)
Share-based compensation	12	-	-	-	-	-	12
Income tax benefit related to share-based compensation	49	-	-	-	-	-	49
Change related to ESOP shares	-	-	-	-	-	(1,802)	(1,802)
Net income	-	20,940	-	-	-	-	20,940
Cash dividends ($1.00 per share)	-	(4,399)	-	-	-	-	(4,399)
Purchase of 61,182 shares of common stock	-	-	-	-	(3,805)	-	(3,805)
Other comprehensive income	-	-	2,212	-	-	-	2,212
Balance, September 30, 2011	$25,900	$201,953	$4,993	$-	$(15,659)	$(26,747)	$190,440

Balance, December 31, 2011	$41,467	$207,790	$4,974	$(2,017)	$(15,959)	$(27,826)	$208,429

Issuance of 8,797 shares of common stock	488	-	-	-	-	-	488
Forfeiture of 718 shares of common stock	(41)	-	-	-	-	-	(41)
Share-based compensation	13	-	-	-	-	-	13
Income tax benefit related to share-based compensation	38	-	-	-	-	-	38
Change related to ESOP shares	-	-	-	-	-	(1,772)	(1,772)
Net income	-	21,472	-	-	-	-	21,472
Cash dividends ($1.05 per share)	-	(4,998)	-	-	-	-	(4,998)
Purchase of 25,990 shares of common stock	-	-	-	-	(1,739)	-	(1,739)
Other comprehensive loss	-	-	(545)	-	-	-	(545)
Balance, September 30, 2012	$41,965	$224,264	$4,429	$(2,017)	$(17,698)	$(29,598)	$221,345

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$21,472	$20,940
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,149	1,862
Provision for loan losses	(2,900)	2,760
Net gain on sale of investment securities	(6)	(29)
Share-based compensation	13	12
Forfeiture of common stock	(41)	(48)
Compensation expensed through issuance of common stock	400	364
Excess tax benefits from share-based compensation	(38)	(49)
Provision for deferred income taxes	1,529	(338)
Net gain on sale of other real estate owned and other repossessed assets	(604)	(504)
Increase in accrued interest receivable	(425)	(700)
Amortization of discount on investment securities, net	747	723
Decrease in prepaid FDIC insurance	694	957
Increase in other assets	(827)	(1,206)
Increase in accrued interest payable and other liabilities	81	6,193
Loans originated for sale	(235,155)	(109,364)
Proceeds on sales of loans	246,356	98,458
Net gain on sales of loans	(2,589)	(1,199)
Net cash and cash equivalents provided by operating activities	$30,856	$18,832

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$43,126	$36,124
Proceeds from sales of investment securities available for sale	246	529
Purchases of investment securities available for sale	(51,634)	(45,505)
Loans made to customers, net of collections	(45)	(80,975)
Proceeds on sale of other real estate owned and other repossessed assets	2,476	2,731
Purchases of property and equipment	(2,756)	(3,288)
Investment in tax credit real estate, net	937	966
Net cash and cash equivalents used in investing activities	$(7,650)	$(89,418)

Cash Flows from Financing Activities
Net increase in deposits	$81,674	$44,549
Net decrease in short-term borrowings	(7,709)	(1,618)
Issuance of common stock	-	10,569
Stock options exercised	88	79
Excess tax benefits related to share-based compensation	38	49
Payments on FHLB borrowings	(40,000)	(10,000)
Purchase of treasury stock	(1,739)	(3,805)
Dividends paid	(4,998)	(4,399)
Net cash and cash equivalents provided by financing activities	$27,354	$35,424

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2012	2011

Increase (decrease) in cash and cash equivalents	$50,560	$(35,162)

Cash and cash equivalents:
Beginning of year	29,291	62,978
End of period	$79,851	$27,816

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$10,681	$12,671
Interest paid on other obligations	6,119	6,288
Income taxes paid	8,208	8,234

Noncash activities:

Increase in maximum cash obligation related to ESOP shares	$1,772	$1,802
Transfers to other real estate owned	1,666	1,972

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

Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2011 filed with the Securities Exchange Commission on March 9, 2012.

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

In May 2011, the FASB issued a new standard that provides guidance about how fair value should be determined where it already is required or permitted under international financial reporting standards (“IFRS”) or accounting principles generally accepted in the United States (“GAAP”).  For GAAP, most of the changes were clarifications of existing guidance or wording changes to align with IFRS.  The new standard became effective for the Company beginning January 1, 2012.  The adoption did not have a material impact on the Company’s financial position.  The Company added additional disclosure requirements to Note 6: Fair Value Measurements.

In September 2011, the FASB issued a new standard that permits the Company to make a qualitative assessment of whether it is more likely than not that the fair value of the portion of the Company to which goodwill relates is less than its carrying amount before applying the two-step goodwill impairment test.  The new standard became effective for the Company beginning January 1, 2012.  The adoption did not have a material impact on the Company’s financial position.

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

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards:

In July 2012, the FASB issued a new standard which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired.  This accounting standard was subsequently codified into ASC Topic 350.  Under the new standard, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset.  The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Note 2.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Common shares outstanding at the beginning of the period	4,746,393	4,358,392	4,759,818	4,398,337
Weighted average number of net shares (redeemed) issued	(4,818)	23,248	(9,203)	(11,985)
Weighted average shares outstanding (basic)	4,741,575	4,381,640	4,750,615	4,386,352
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	6,777	10,705	6,954	10,773
Weighted average number of shares (diluted)	4,748,352	4,392,345	4,757,569	4,397,125

Net income (In thousands)	$5,502	$6,809	$21,472	$20,940

Earnings per share:
Basic	$1.16	$1.55	$4.52	$4.77
Diluted	$1.16	$1.55	$4.51	$4.76

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss) for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Unrealized Gains on Securities	Accumulated Other Comprehensive Income

Balance at the beginning of the period	$4,335	$4,335	$4,974	$4,974
Current period, other comprehensive income (loss)	94	94	(545)	(545)
Balance September 30, 2012	$4,429	$4,429	$4,429	$4,429

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Unrealized Gains on Securities	Accumulated Other Comprehensive Income

Balance at the beginning of the period	$4,030	$4,030	$2,781	$2,781
Current period, other comprehensive income	963	963	2,212	2,212
Balance September 30, 2011	$4,993	$4,993	$4,993	$4,993

The following tables show the tax effects allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	$152	$(58)	$94	$(876)	$335	$(541)
Less: reclassification adjustment for gains realized in net income	-	-	-	6	(2)	4
Other comprehensive income (loss)	$152	$(58)	$94	$(882)	$337	$(545)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	$1,589	$(608)	$981	$3,612	$(1,382)	$2,230
Less: reclassification adjustment for gains realized in net income	29	(11)	18	29	(11)	18
Other comprehensive income (loss)	$1,560	$(597)	$963	$3,583	$(1,371)	$2,212

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at September 30, 2012 and December 31, 2011 are summarized in the following table (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Securities available for sale
Obligations of state and political subdivisions	$127,610	58.06%	$119,431	56.50%
Other securities (FHLB, FHLMC and FNMA)	92,164	41.94	91,936	43.50

Total securities available for sale	$219,774	100.00%	$211,367	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2012 or December 31, 2011. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of September 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

September 30, 2012:
State and political subdivisions	$121,580	$6,099	$(69)	$127,610
Other securities (FHLB, FHLMC and FNMA)	91,021	1,157	(14)	92,164
Total	$212,601	$7,256	$(83)	$219,774

December 31, 2011:
State and political subdivisions	$112,959	$6,524	$(52)	$119,431
Other securities (FHLB, FHLMC and FNMA)	90,353	1,583	-	91,936
Total	$203,312	$8,107	$(52)	$211,367

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities (continued)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2012, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$23,138	$23,403
Due after one year through five years	122,732	126,502
Due after five years through ten years	66,291	69,433
Due over ten years	440	436
Total	$212,601	$219,774

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2012			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	29	$5,744	$(50)	0.87%	2	$481	$(19)	3.95%	31	$6,225	$(69)	1.11%

Other securities (FHLB, FHLMC and FNMA)	5	14,369	(14)	0.10%	-	-	-	-	5	14,369	(14)	0.10%

Total temporarily impaired securities	34	$20,113	$(64)	0.32%	2	$481	$(19)	3.95%	36	$20,594	$(83)	0.40%

	Less than 12 months				12 months or more				Total
December 31, 2011			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	2	$409	$(3)	0.73%	2	$453	$(49)	10.82%	4	$862	$(52)	6.03%

Other securities (FHLB, FHLMC and FNMA)	-	-	-	0.00%	-	-	-	-	-	-	-	0.00%

Total temporarily impaired securities	2	$409	$(3)	0.73%	2	$453	$(49)	10.82%	4	$862	$(52)	6.03%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses greater than twelve months as of September 30, 2012 included two issues.  The two securities are municipal bonds which are rated Ba2.  Bonds with a Ba2 rating are less than investment grade.   The aggregate fair value of these Ba2 rated bonds is $0.48 million while their amortized cost is $0.50 million, representing an unrealized loss of $0.02 million.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	September 30, 2012	December 31, 2011
	(Amounts In Thousands)

Agricultural	$68,769	$68,556
Commercial and financial	142,888	143,174
Real estate:
Construction, 1 to 4 family residential	27,368	22,308
Construction, land development and commercial	79,370	84,508
Mortgage, farmland	102,457	99,799
Mortgage, 1 to 4 family first liens	585,577	577,881
Mortgage, 1 to 4 family junior liens	104,258	104,915
Mortgage, multi-family	217,737	222,851
Mortgage, commercial	308,690	316,329
Loans to individuals	19,117	20,598
Obligations of state and political subdivisions	33,134	31,147
	$1,689,365	$1,692,066
Less allowance for loan losses	26,170	30,150
	$1,663,195	$1,661,916

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and nine months ended September 30, 2012 were as follows:

	Three Months Ended September 30, 2012
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,607	$5,203	$4,104	$1,687	$8,271	$5,171	$627	$26,670
Charge-offs	-	(162)	(88)	-	(378)	(3)	(46)	(677)
Recoveries	10	461	8	-	155	99	52	785
Provision	287	(818)	8	(36)	89	(186)	48	(608)

Ending balance	$1,904	$4,684	$4,032	$1,651	$8,137	$5,081	$681	$26,170

	Nine Months Ended September 30, 2012
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	-	(991)	(689)	-	(1,113)	(214)	(136)	(3,143)
Recoveries	43	1,156	15	-	409	225	215	2,063
Provision	507	(1,910)	(288)	240	(210)	(1,080)	(159)	(2,900)

Ending balance	$1,904	$4,684	$4,032	$1,651	$8,137	$5,081	$681	$26,170

Ending balance, individually evaluated for impairment	$3	$24	$41	$-	$66	$82	$-	$216

Ending balance, collectively evaluated for impairment	$1,901	$4,660	$3,991	$1,651	$8,071	$4,999	$681	$25,954

Loans:

Ending balance	$68,769	$142,888	$106,738	$102,457	$689,835	$526,427	$52,251	$1,689,365

Ending balance, individually evaluated for impairment	$14	$3,012	$2,136	$810	$3,122	$19,921	$-	$29,015

Ending balance, collectively evaluated for impairment	$68,755	$139,876	$104,602	$101,647	$686,713	$506,506	$52,251	$1,660,350

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Changes in the allowance for loan losses for the three and nine months ended September 30, 2011 were as follows:

	Three Months Ended September 30, 2011
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,403	$6,634	$4,211	$1,429	$8,882	$5,877	$824	$29,260
Charge-offs	(81)	(561)	(205)	-	(518)	(157)	(44)	(1,566)
Recoveries	11	179	1	-	129	32	42	394
Provision	216	620	278	(8)	362	145	(51)	1,562
				-
Ending balance	$1,549	$6,872	$4,285	$1,421	$8,855	$5,897	$771	$29,650

	Nine Months Ended September 30, 2011
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	(81)	(1,668)	(238)	-	(1,766)	(216)	(193)	(4,162)
Recoveries	34	642	8	-	726	252	160	1,822
Provision	(574)	1,156	121	(61)	1,943	204	(29)	2,760

Ending balance	$1,549	$6,872	$4,285	$1,421	$8,855	$5,897	$771	$29,650

Ending balance, individually evaluated for impairment	$-	$99	$-	$20	$64	$88	$1	$272

Ending balance, collectively evaluated for impairment	$1,549	$6,773	$4,285	$1,401	$8,791	$5,809	$770	$29,378

Loans:

Ending balance	$65,886	$148,686	$109,203	$94,840	$672,687	$523,823	$52,198	$1,667,323

Ending balance, individually evaluated for impairment	$-	$1,497	$1,452	$1,110	$4,387	$17,585	$3	$26,034

Ending balance, collectively evaluated for impairment	$65,886	$147,189	$107,751	$93,730	$668,300	$506,238	$52,195	$1,641,289

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

The following table presents the credit quality indicators by type of loans in each category as of September 30, 2012 and December 31, 2011, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
September 30, 2012
Grade:
Pass	$60,289	$117,617	$21,691	$61,935
Potential Watch	972	8,249	2,530	3,535
Watch	3,431	8,923	1,749	5,363
Substandard	4,077	8,099	1,398	8,537
Total	$68,769	$142,888	$27,368	$79,370

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
September 30, 2012
Grade:
Pass	$93,617	$520,636	$94,500	$177,871
Potential Watch	2,439	24,503	3,688	11,493
Watch	1,816	19,835	3,580	20,123
Substandard	4,585	20,603	2,490	8,250
Total	$102,457	$585,577	$104,258	$217,737

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
September 30, 2012
Grade:
Pass	$259,856	$18,465	$32,044	$1,458,521
Potential Watch	12,388	181	-	69,978
Watch	27,392	324	1,090	93,626
Substandard	9,054	147	-	67,240
Total	$308,690	$19,117	$33,134	$1,689,365

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
December 31, 2011
Grade:
Pass	$60,745	$116,234	$18,726	$60,279
Potential Watch	1,129	5,858	878	5,171
Watch	4,074	11,104	2,374	5,182
Substandard	2,608	9,978	330	13,876
Total	$68,556	$143,174	$22,308	$84,508

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
December 31, 2011
Grade:
Pass	$93,447	$511,212	$93,761	$181,386
Potential Watch	1,393	20,532	3,021	12,561
Watch	2,490	20,706	4,667	19,317
Substandard	2,469	25,431	3,466	9,587
Total	$99,799	$577,881	$104,915	$222,851

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
December 31, 2011
Grade:
Pass	$259,516	$19,914	$31,085	$1,446,305
Potential Watch	14,401	180	-	65,124
Watch	31,928	290	62	102,194
Substandard	10,484	214	-	78,443
Total	$316,329	$20,598	$31,147	$1,692,066

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

Past due loans as of September 30, 2012 and December 31, 2011 were as follows:

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)

September 30, 2012
Agricultural	$215	$-	$13	$228	$68,541	$68,769	$13
Commercial and financial	211	555	213	979	141,909	142,888	28
Real estate:
Construction, 1 to 4 family residential	358	-	-	358	27,010	27,368	-
Construction, land development and commercial	-	-	419	419	78,951	79,370	332
Mortgage, farmland	-	-	512	512	101,945	102,457	-
Mortgage, 1 to 4 family first liens	1,049	748	1,571	3,368	582,209	585,577	1,408
Mortgage, 1 to 4 family junior liens	537	-	53	590	103,668	104,258	53
Mortgage, multi-family	616	33	256	905	216,832	217,737	-
Mortgage, commercial	473	-	1,542	2,015	306,675	308,690	361
Loans to individuals	61	3	-	64	19,053	19,117	-
Obligations of state and political subdivisions	-	-	-	-	33,134	33,134	-
	$3,520	$1,339	$4,579	$9,438	$1,679,927	$1,689,365	$2,195

December 31, 2011:
Agricultural	$509	$-	$13	$522	$68,034	$68,556	$13
Commercial and financial	558	187	849	1,594	141,580	143,174	222
Real estate:
Construction, 1 to 4 family residential	367	-	-	367	21,941	22,308	-
Construction, land development and commercial	164	719	327	1,210	83,298	84,508	14
Mortgage, farmland	752	-	-	752	99,047	99,799	-
Mortgage, 1 to 4 family first liens	4,042	1,012	3,414	8,468	569,413	577,881	2,673
Mortgage, 1 to 4 family junior liens	454	353	396	1,203	103,712	104,915	105
Mortgage, multi-family	-	-	267	267	222,584	222,851	-
Mortgage, commercial	838	755	718	2,311	314,018	316,329	185
Loans to individuals	38	21	-	59	20,539	20,598	-
Obligations of state and political subdivisions	2,834	-	-	2,834	28,313	31,147	-
	$10,556	$3,047	$5,984	$19,587	$1,672,479	$1,692,066	$3,212

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

The following table summarizes the Company’s impaired loans and non-performing assets at September 30, 2012 and December 31, 2011:
	September 30, 2012	December 31, 2011
	(Amounts In Thousands)

Non-accrual loans	$7,600	$7,378
Accruing loans past due 90 days or more (1)	2,195	3,212
TDR loans (2)	19,220	17,889
Total impaired loans	29,015	28,479
Other real estate	1,121	1,327
Non-performing assets (includes impaired loans and other real estate)	30,136	29,806
Loans held for investment	1,689,365	1,692,066
Ratio of allowance for loan losses to loans held for investment	1.55%	1.78%
Ratio of allowance for loan losses to impaired loans	90.19	105.87
Ratio of impaired loans to total loans held for investment	1.72	1.68
Ratio of non-performing assets to total assets	1.46	1.48

(1)
There were no TDR loans included within accruing loans past due 90 days or more as of September 30, 2012.  There were $0.26 million of TDR loans included within accruing loans past due 90 days or more as of December 31, 2011.

(2)
Total TDR loans were $21.91 million and $21.40 million as of September 30, 2012 and December 31, 2011, respectively.  Included in the total nonaccrual loans were $2.69 million and $3.25 million of TDR loans as of September 30, 2012 and December 31, 2011.

Certain impaired loan information by loan type at September 30, 2012 and December 31, 2011, was as follows:

	September 30, 2012			December 31, 2011
	Non-accrual loans	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	$-	$14	$-	$-	$13	$-
Commercial and financial	1,115	28	1,869	1,286	222	1,109
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-
Construction, land development and commercial	1,804	332	-	648	14	-
Mortgage, farmland	512	-	298	556	-	-
Mortgage, 1 to 4 family first liens	700	1,408	887	1,141	2,673	541
Mortgage, 1 to 4 family junior liens	19	52	56	291	105	50
Mortgage, multi-family	2,051	-	5,788	2,168	-	5,870
Mortgage, commercial	1,399	361	10,322	1,288	185	10,319
Loans to individuals	-	-	-	-	-	-
	$7,600	$2,195	$19,220	$7,378	$3,212	$17,889

Loans 90 days or more past due that are still accruing interest decreased $1.02 million from December 31, 2011 to September 30, 2012 due to an overall reduction in delinquency trends during the first nine months of 2012. The average 90 days or more past due loan balance was $88,000 as of September 30, 2012 and $80,000 as of December 31, 2011.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Below is a summary of information for TDR loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Number			Number
	of	Recorded	Commitments	of	Recorded	Commitments
	contracts	investment	outstanding	contracts	investment	outstanding
		(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	-	$-	$-	-	$-	$-
Commercial and financial	11	1,895	89	9	1,802	108
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-
Construction, land development and commercial	2	308	-	2	335	452
Mortgage, farmland	1	298	-	-	-	-
Mortgage, 1 to 4 family first liens	8	1,146	-	7	801	-
Mortgage, 1 to 4 family junior liens	2	56	1	1	50	-
Mortgage, multi-family	5	7,427	-	4	7,597	-
Mortgage, commercial	7	10,775	-	6	10,814	-
Loans to individuals	-	-	-	-	-	-
	36	$21,905	$90	29	$21,399	$560

The following is a summary of TDR loans that were modified during the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number	Pre-modification	Post-modification	Number	Pre-modification	Post-modification
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
		(Amounts In Thousands)			(Amounts In Thousands)

Commercial and financial	-	$-	$-	4	$968	$968
Real estate:
Mortgage, farmland	-	-	-	1	297	297
Mortgage, 1 to 4 family first lien	1	271	271	1	271	271
Mortgage, 1 to 4 family junior liens	-	-	-	1	69	54
Mortgage, multi-family	-	-	-	1	12	12
Mortgage, commercial	-	-	-	3	885	735
	1	$271	$271	11	$2,502	$2,337

The Company had commitments to lend $0.09 million in additional borrowings to restructured loan customers as of September 30, 2012.  The Company had commitments to lend $0.56 million in additional borrowings to restructured loan customers as of December 31, 2011.  These commitments were in the normal course of business and allowed the borrowers to build pre-sold homes and commercial property, which was expected to increase their overall cash flow.  The additional borrowings were not used to facilitate payments on these loans.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

There were $0.23 million and $0.26 million of TDR loans that were in payment default (defined as past due 90 days or more) as of September 30, 2012 and December 31, 2011, respectively.  As of September 30, 2012, TDR loans in payment default consisted of a $0.23 million commercial and financial loan.

Information regarding impaired loans as of and for the three and nine months ended September 30, 2012 is as follows:

	September 30, 2012			Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$-	$-	$-	$-	$-	$-	$-
Commercial and financial	1,223	2,827	-	1,514	1	1,459	3
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	1,804	2,582	-	1,869	-	2,252	-
Mortgage, farmland	810	811	-	810	5	832	14
Mortgage, 1 to 4 family first liens	1,078	1,455	-	1,081	9	1,093	28
Mortgage, 1 to 4 family junior liens	70	363	-	72	1	72	3
Mortgage, multi-family	2,063	2,773	-	2,079	-	2,115	-
Mortgage, commercial	2,313	4,911	-	2,579	12	2,692	37
Loans to individuals	-	20	-	-	-	-	-
	9,361	15,742	-	10,004	28	10,515	85
With an allowance recorded:
Agricultural	$14	$14	$3	$14	$-	$8	$-
Commercial and financial	1,789	1,789	24	1,804	24	1,907	75
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	332	332	41	333	5	327	14
Mortgage, farmland	-	-	-	-	-	-	-
Mortgage, 1 to 4 family first liens	1,917	2,120	65	2,002	24	1,957	69
Mortgage, 1 to 4 family junior liens	57	57	1	62	1	80	3
Mortgage, multi-family	5,776	5,776	50	5,789	77	5,823	230
Mortgage, commercial	9,769	9,769	32	9,794	145	9,845	435
Loans to individuals	-	-	-	-	-	-	-
	19,654	19,857	216	19,798	276	19,947	826
Total:
Agricultural	$14	$14	$3	$14	$-	$8	$-
Commercial and financial	3,012	4,616	24	3,318	25	3,366	78
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	2,136	2,914	41	2,202	5	2,579	14
Mortgage, farmland	810	811	-	810	5	832	14
Mortgage, 1 to 4 family first liens	2,995	3,575	65	3,083	33	3,050	97
Mortgage, 1 to 4 family junior liens	127	420	1	134	2	152	6
Mortgage, multi-family	7,839	8,549	50	7,868	77	7,938	230
Mortgage, commercial	12,082	14,680	32	12,373	157	12,537	472
Loans to individuals	-	20	-	-	-	-	-
	29,015	35,599	216	29,802	304	30,462	911

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Information regarding impaired loans as of December 31, 2011 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$-	$-	$-
Commercial and financial	793	1,679	-
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	648	765	-
Mortgage, farmland	556	556	-
Mortgage, 1 to 4 family first liens	1,512	1,905	-
Mortgage, 1 to 4 family junior liens	291	568	-
Mortgage, multi-family	5,148	5,757	-
Mortgage, commercial	1,986	4,305	-
Loans to individuals	-	21	-
	$10,934	$15,556	$-
With an allowance recorded:
Agricultural	$13	$13	$1
Commercial and financial	1,824	2,954	97
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	14	27	3
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	2,843	3,187	88
Mortgage, 1 to 4 family junior liens	155	155	5
Mortgage, multi-family	2,890	2,890	29
Mortgage, commercial	9,806	9,806	36
Loans to individuals	-	-	-
	$17,545	$19,032	$259
Total:
Agricultural	$13	$13	$1
Commercial and financial	2,617	4,633	97
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	662	792	3
Mortgage, farmland	556	556	-
Mortgage, 1 to 4 family first liens	4,355	5,092	88
Mortgage, 1 to 4 family junior liens	446	723	5
Mortgage, multi-family	8,038	8,647	29
Mortgage, commercial	11,792	14,111	36
Loans to individuals	-	21	-
	$28,479	$34,588	$259

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Impaired loans increased $0.54 million from December 31, 2011 to September 30, 2012.  Impaired loans include any loan that has been placed on nonaccrual status, loans past due 90 days or more and still accruing interest and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.72% of loans held for investment as of September 30, 2012 and 1.68% as of December 31, 2011.  The increase in impaired loans is due mainly to an increase in TDR loans of $0.51 million from December 31, 2011 to September 30, 2012 as a result of eleven additional restructured loans.

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

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2012 are as follows:

	September 30, 2012
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$79,851	$79,851	$79,851	$-	$-
Investment securities	228,734	228,734	-	228,734	-
Loans held for sale	16,003	16,003		16,003
Loans
Agricultural	66,865	67,922	-	-	67,922
Commercial and financial	138,204	139,641	-	-	139,641
Real estate:
Construction, 1 to 4 family residential	26,389	26,689	-	-	26,689
Construction, land development and commercial	76,317	76,964	-	-	76,964
Mortgage, farmland	100,806	104,042	-	-	104,042
Mortgage, 1 to 4 family first liens	579,088	600,674	-	-	600,674
Mortgage, 1 to 4 family junior liens	102,610	105,937	-	-	105,937
Mortgage, multi-family	216,083	224,905	-	-	224,905
Mortgage, commercial	305,263	316,636	-	-	316,636
Loans to individuals	18,788	18,991	-	-	18,991
Obligations of state and political subdivisions	32,782	32,824	-	-	32,824
Accrued interest receivable	9,114	9,114	-	9,114	-
Total financial instrument assets	$1,996,897	$2,048,928	$79,851	$253,851	$1,715,226
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$234,785	$234,783	$-	$234,783	$-
Interest-bearing deposits	1,372,366	1,384,715	-	1,384,715	-
Short-term borrowings	45,076	45,076	-	45,076	-
Federal Home Loan Bank borrowings	145,000	164,546	-	164,546	-
Accrued interest payable	1,437	1,437	-	1,437	-
Total financial instrument liabilities	$1,798,664	$1,830,557	$-	$1,830,557	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$342,943	$-	$-	$-	$-
Letters of credit	10,097	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$353,040	$-	$-	$-	$-

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$29,291	$29,291	$29,291	$-	$-
Investment securities	222,095	222,095	-	222,095	-
Loans held for sale	24,615	24,615		24,615
Loans
Agricultural	67,202	68,306	-	-	68,306
Commercial and financial	136,745	135,317	-	-	135,317
Real estate:
Construction, 1 to 4 family residential	21,744	22,233	-	-	22,233
Construction, land development and commercial	80,078	79,527	-	-	79,527
Mortgage, farmland	98,388	101,743	-	-	101,743
Mortgage, 1 to 4 family first liens	570,844	591,460	-	-	591,460
Mortgage, 1 to 4 family junior liens	102,901	105,872	-	-	105,872
Mortgage, multi-family	220,963	229,779	-	-	229,779
Mortgage, commercial	312,067	322,922	-	-	322,922
Loans to individuals	20,227	20,542	-	-	20,542
Obligations of state and political subdivisions	30,757	30,811	-	-	30,811
Accrued interest receivable	8,689	8,689	-	8,689	-
Total financial instrument assets	$1,946,606	$1,993,202	$29,291	$255,399	$1,708,512
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$223,378	$223,378	$-	$223,378	$-
Interest-bearing deposits	1,302,099	1,309,545	-	1,309,545	-
Short-term borrowings	52,785	52,785	-	52,785	-
Federal Home Loan Bank borrowings	185,000	199,008	-	199,008	-
Accrued interest payable	1,625	1,625	-	1,625	-
Total financial instrument liabilities	$1,764,887	$1,786,341	$-	$1,786,341	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$269,687	$-	$-	$-	$-
Letters of credit	12,016	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$281,703	$-	$-	$-	$-

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  The Company’s investment securities are low risk and are measured at fair value as Level 2 assets.  There are no Level 1 or Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by the level of security.  The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of the Company’s investment portfolio, there is no expectation of significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.  No unusual fluctuations were identified during the nine months ended September 30, 2012.  If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Loans:  The Company does not record loans at fair value on a recurring basis.  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values (Level 3).  The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality utilizing an entrance price concept (Level 3). These loans are Level 3 as there are unobservable inputs supported by little market activity.  The Company does record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or appraised value of the collateral or (2) the full charge-off of the loan carrying value (Level 3).  These loans are considered Level 3 as the instruments used to determine fair market value require significant management judgment and estimation.

Foreclosed assets:  Foreclosed assets consist mainly of other real estate owned but may include other types of assets repossessed by the Company.  Foreclosed assets are adjusted to the lower of carrying value or fair value less the cost of disposal upon transfer of the loans to foreclosed assets.   Fair value is generally based upon independent market prices or appraised values of the collateral.  The value of foreclosed assets is evaluated periodically by management and may be adjusted based on management’s judgment of appraisals and/or current real estate market conditions (Level 3).

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

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)

Investment securities available for sale	$-	$219,774	$-	$219,774
Total	$-	$219,774	$-	$219,774

	December 31, 2011
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts in Thousands)

Investment securities available for sale	$-	$211,367	$-	$211,367
Total	$-	$211,367	$-	$211,367

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2012.

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

					Three Months Ended	Nine Months Ended
	September 30, 2012				September 30, 2012	September 30, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)

Loans (4)
Agricultural	$-	$-	$11	$11
Commercial and financial	-	-	2,988	2,988	$50	$249
Real Estate:
Construction, land development and commercial	-	-	2,095	2,095	-	563
Mortgage, farmland	-	-	810	810	-	-
Mortgage, 1 to 4 family first liens	-	-	2,930	2,930	145	544
Mortgage, 1 to 4 family junior liens	-	-	126	126	70	82
Mortgage, multi-family	-	-	7,789	7,789	-	-
Mortgage, commercial	-	-	12,050	12,050	-	210
Loans to individuals	-	-	-	-	-	12
Foreclosed assets (5)	-	-	301	301	20	140
Total	$-	$-	$29,100	$29,100	$285	$1,800

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

					Year Ended
	December 31, 2011				December 31, 2011
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)

Loans (4)
Commercial and financial	$-	$-	$2,163	$2,163	$548
Real Estate:
Construction, land development and commercial	-	-	472	472	30
Mortgage, farmland	-	-	331	331	-
Mortgage, 1 to 4 family first liens	-	-	7,174	7,174	1,205
Mortgage, 1 to 4 family junior liens	-	-	222	222	207
Mortgage, multi-family	-	-	613	613	50
Mortgage, commercial	-	-	2,297	2,297	525
Loans to individuals	-	-	-	-	5
Foreclosed assets (5)	-	-	286	286	198
Total	$-	$-	$13,558	$13,558	$2,768

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

As of September 30, 2012 the Company revised the classification of impaired loans and foreclosed assets from previous filings.  In previous filings, the Company classified impaired loans and foreclosed assets as Level 2 under ASC 820.  The Company revised the classification to Level 3 as of September 30, 2012 as the determination of fair value requires significant management judgment or estimation due to the inherent subjectivity of the inputs used to determine value.  The resulting change in presentation does not have a material impact on the Company’s financial position.

As of September 30, 2012, the $28.80 million of loans recorded at fair value on a nonrecurring basis consisted of the following loan types:  $3.06 million of 1-to-4 family residential loans, $2.99 million of commercial and financial loans, and $7.79 million of multi-family mortgage loans and $12.05 million of commercial mortgage loans.  The remaining $2.91 million includes loans in the following categories:  construction and land development, agricultural, real estate construction, mortgage – farmland, and loans to individuals.  Of the total $28.80 million, $7.60 million was included in the nonaccrual loan total.  The remaining $21.20 million is accruing interest based on the fact that loan payments have been made as contractually agreed.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7.	Stock Repurchase Program

In July of 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  This authorization is set to expire on December 31, 2014.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory and legal factors.  The Company has purchased 318,073 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2012.  Of these 318,073 shares, 8,803 shares were purchased during the quarter ended September 30, 2012, at an average price per share of $67.94.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$35,528	$35,345
Credit cards	44,543	42,493
Commercial, real estate and home construction	115,466	62,388
Commercial lines and real estate purchase loans	147,406	129,461
Outstanding letters of credit	10,097	12,016

Note 9.	Income Taxes

Federal income tax expense for the nine months ended September 30, 2012 and 2011 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2011, 2010 and 2009 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2011, 2010 and 2009 remain open for examination.  There were no material unrecognized tax benefits at December 31, 2011 and September 30, 2012 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2012, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2013.

Income taxes as a percentage of income before taxes were 28.97% for the nine months ended September 30, 2012 and 29.25% for the same period in 2011.  The decrease in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of September 30, 2012 and December 31, 2011 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to the most directly comparable GAAP financial measures for the nine months ended September 30, 2012 and the year ended December 31, 2011 (dollars in thousands, except per share data):

	September 30, 2012	December 31, 2011

Shareholders' equity (GAAP)	$221,345	$208,429
Shareholders' equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP)	250,943	236,255
Net income (1)	27,309	26,777
Average shareholders' equity (GAAP) (2)	213,822	178,984
Average shareholders' equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP) (2)	238,869	205,370
Return on average shareholders' equity (GAAP) (3)	12.77%	14.96%
Return on average shareholders' equity plus common stock in ESOP subject to contingent repurchase obligation (non-GAAP) (4)	11.43%	13.04%

(1)	Calculation based on trailing 12 month figures.
(2)	Calculation based on trailing 12 month average.
(3)	Return on average shareholders’ equity (GAAP) equals net income divided by average shareholders’ equity. Average shareholders’ equity is calculated using a trailing 12 month average.
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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At September 30, 2012, the Bank has seventeen full-service locations. The Company added three additional offices during the nine months ended September 30, 2012.  The new office locations are located at the University of Iowa Memorial Union, the University of Iowa Hospitals and Clinics and North Liberty, Iowa.

Net income for the nine month period ended September 30, 2012 was $21.47 million compared to $20.94 million for the same nine months of 2011, an increase of 2.53%.  The $0.53 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first nine months of 2012 are a decrease in the provision for loan losses of $5.66 million and an increase in other income of $1.77 million.  These changes were offset by increases in certain expense items including $3.54 million in early repayment fees related to Federal Home Loan Bank borrowings.

The Company achieved a return on average assets of 1.34% and a return on average equity of 12.77% for the twelve months ended September 30, 2012, compared to the twelve months ended September 30, 2011, which were 1.34% and 13.27%, respectively. Dividends of $1.05 per share were paid in January 2012 to 2,186 shareholders.  The 2011 dividend was $1.00 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.63% for the nine months ended September 30, 2012 compared to 3.85% for the same nine months of 2011.  Average earning assets were $1.937 billion in 2012 and $1.849 billion in 2011.

Highlights noted on the balance sheet as of September 30, 2012 for the Company included the following:

•	Total assets were $2.067 billion, an increase of $48.73 million since December 31, 2011.
•	Cash and cash equivalents were $79.85 million, an increase of $50.56 million since December 31, 2011. The growth in cash and cash equivalents included $46.57 million of temporary public funds.
•	Net loans were $1.679 billion, a decrease of $7.33 million since December 31, 2011.
•	Deposit growth of $81.67 million since December 31, 2011. Deposit growth included $46.57 million of temporary public funds.
•	Federal Home Loan Bank borrowing decreased by $40.00 million since December 31, 2011.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

The following table sets forth the composition of the loan portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$68,769	4.07%	$68,556	4.05%
Commercial and financial	142,888	8.46	143,174	8.46
Real estate:
Construction, 1 to 4 family residential	27,368	1.62	22,308	1.32
Construction, land development and commercial	79,370	4.70	84,508	4.99
Mortgage, farmland	102,457	6.07	99,799	5.90
Mortgage, 1 to 4 family first liens	585,577	34.66	577,881	34.16
Mortgage, 1 to 4 family junior liens	104,258	6.17	104,915	6.20
Mortgage, multi-family	217,737	12.89	222,851	13.17
Mortgage, commercial	308,690	18.27	316,329	18.69
Loans to individuals	19,117	1.13	20,598	1.22
Obligations of state and political subdivisions	33,134	1.96	31,147	1.84
	$1,689,365	100.00%	$1,692,066	100.00%
Less allowance for loan losses	26,170		30,150
	$1,663,195		$1,661,916

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$1,904	7.28%	4.07%	$1,354	4.49%	4.05%
Commercial and financial	4,684	17.90	8.46	6,429	21.32	8.46
Real estate:
Construction, 1 to 4 family residential	979	3.74	1.62	564	1.87	1.32
Construction, land development and commercial	3,053	11.66	4.70	4,430	14.69	4.99
Mortgage, farmland	1,651	6.31	6.07	1,411	4.68	5.90
Mortgage, 1 to 4 family first liens	6,489	24.79	34.66	7,037	23.34	34.16
Mortgage, 1 to 4 family junior liens	1,648	6.30	6.17	2,014	6.68	6.20
Mortgage, multi-family	1,654	6.32	12.89	1,888	6.26	13.17
Mortgage, commercial	3,427	13.09	18.27	4,262	14.14	18.69
Loans to individuals	329	1.26	1.13	371	1.24	1.22
Obligations of state and political subdivisions	352	1.35	1.96	390	1.29	1.84
	$26,170	100.00%	100.00%	$30,150	100.00%	100.00%

The allowance for loan losses totaled $26.17 million at September 30, 2012 compared to $30.15 million at December 31, 2011.  The percentage of the allowance to outstanding loans was 1.55% and 1.78% at September 30, 2012 and December 31, 2011, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The reduction in the allowance in 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

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

Management has determined that the allowance for loan losses was appropriate at September 30, 2012, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.  During the nine months ended September 30, 2012, drought conditions have occurred in the Midwest including the Company’s primary market area.  These conditions could lead to an increased risk of negative operating results for agricultural customers of the Company and could have a negative impact on the loan portfolio in the future.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $8.41 million from December 31, 2011 to September 30, 2012.  The fair value of securities available for sale was $7.17 million more than the amortized cost of such securities as of September 30, 2012.  At December 31, 2011, the fair value of the securities available for sale was $8.06 million more than the amortized cost of such securities.

Deposit growth was $81.67 million in the first nine months of 2012.  Deposit growth included $46.57 million of temporary public funds.  Repurchase agreements decreased $7.71 million in the same period.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $47.02 million as of September 30, 2012 with an average rate of 0.67%.  Brokered deposits were $32.12 million as of December 31, 2011 with an average rate of 0.71%.  As of September 30, 2012 and December 31, 2011, brokered deposits were 2.93% and 2.11% of total deposits, respectively.

Dividends and Equity

In January 2012, Hills Bancorporation paid a dividend of $5.00 million or $1.05 per share.  The dividend was $1.00 per share in January 2011.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2012 totaled $221.35 million.  Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 15.81% and 14.69% as of September 30, 2012 and December 31, 2011, respectively.  The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 17.07% and 15.95% as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2012 and 2011

Net Income Overview

Net income increased $0.53 million for the nine months ended September 30, 2012 compared to the first nine months of 2011.  Total net income was $21.47 million in 2012 and $20.94 million in the comparable period in 2011, an increase of 2.53%.  The changes in net income in 2012 from the first nine months of 2011 were primarily the result of the following:

•	Net interest income decreased by $0.49 million.
•	The provision for loan losses decreased by $5.66 million.
•	Other income increased by $1.77 million.
•	Other expenses increased by $6.31 million.

For the nine-month periods ended September 30, 2012 and 2011, basic earnings per share were $4.52 and $4.77, respectively. Diluted earnings per share were $4.51 for the nine months ended September 30, 2012 compared to $4.76 for the same period in 2011.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $50.85 million for the first nine months of 2012 was derived from the Company’s $1.937 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.63%.  Average earning assets in the nine months ended September 30, 2011 were $1.849 billion and the tax-equivalent net interest margin was 3.85%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.53% would have resulted approximately in a $1.45 million decrease in income before income taxes in the nine month period ended September 30, 2012. Similarly, an increase in the net interest margin of 10 basis points to 3.73% would have resulted in approximately a $1.45 million increase in net interest income before taxes.  Net interest income for the Company decreased due to the decrease in the interest rates on average earning assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.679 billion at September 30, 2012.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction in expense of $2.90 million in 2012 compared to an expense of $2.76 million in 2011.  The reduction in expense in 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $8.76 million and $8.66 million for the nine months ended September 30, 2012 and 2011, respectively.  Income taxes as a percentage of income before taxes were 28.97% in 2012 and 29.25% in 2011.

In addition, for the nine months ended September 30, 2012 the Company incurred a prepayment penalty of $3.54 million for prepaying $40.00 million of Federal Home Loan Bank borrowings.  The Company prepaid the borrowings in an effort to utilize the bank’s liquidity, improve net interest margin and decrease interest rate risk in the future.  The Company did not prepay Federal Home Loan Bank borrowing during the nine months ended September 30, 2011.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2012 and 2011

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first nine months of 2012 was 3.63% compared to 3.85% in 2011 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2012 compared to the comparable period in 2011 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$77,277	(0.41)%	$3,169	$(4,938)	$(1,769)
Taxable securities	(7,334)	(0.66)	(145)	(502)	(647)
Nontaxable securities	5,571	(0.31)	201	(269)	(68)
Federal funds sold	12,454	-	24	-	24
	$87,968		$3,249	$(5,709)	$(2,460)

Interest expense:
Interest-bearing demand deposits	$37,213	(0.06)%	$(78)	$139	$61
Savings deposits	17,411	(0.09)	(31)	276	245
Time deposits	(17,760)	(0.26)	263	1,229	1,493
Short-term borrowings	(7,500)	(0.30)	22	127	149
FHLB borrowings	(37,611)	0.06	99	(79)	20
	$(8,247)		$275	$1,692	$1,968
Change in net interest income			$3,524	$(4,017)	$(492)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2012	2011

Yield on average interest-earning assets	4.77%	5.19%
Rate on average interest-bearing liabilities	1.40	1.60
Net interest spread	3.37%	3.59%
Effect of noninterest-bearing funds	0.26	0.26
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.63%	3.85%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2012 and 2011

Net Interest Income (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2012.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2012, the rate indexes for the one, three and five year indexes were 0.18%, 0.36% and 0.70%, respectively.  The one year index increased 80.00% from 0.10% at September 30, 2011, the three year index increased 9.09% and the five year index decreased 17.65%.  The three year index was 0.33% and the five year index was 0.85% at September 30, 2011.  The targeted federal funds rate was 0.25% at September 30, 2012 and 2011.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $2.90 million in 2012 compared to an expense of $2.76 million in 2011, a decrease of $5.66 million.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The reduction in expense in 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

The allowance for loan losses decreased $3.98 million during the first nine months of 2012.  In the first nine months of 2012, there was a decrease of $1.84 million due to the volume and composition of loans outstanding and a $2.14 million decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and charge-offs.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2012 and 2011, recoveries were $2.06 million and $1.82 million, respectively; and charge-offs were $3.14 million in 2012 and $4.16 million in 2011.  The allowance for loan losses totaled $26.17 million at September 30, 2012 compared to $30.15 million at December 31, 2011.  The allowance represented 1.55% and 1.78% of loans held for investment at September 30, 2012 and December 31, 2011, respectively.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2012 and 2011

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(Amounts in thousands)

Net gain on sale of loans	$2,589	$1,199	$1,390	115.93%
Trust fees	3,450	3,309	141	4.26
Service charges and fees	5,802	5,669	133	2.35
Rental revenue on tax credit real estate	1,189	1,075	114	10.60
Net gain on sale of other real estate owned and other reposessed assets	604	504	100	19.84
Other noninterest income	1,880	1,985	(105)	(5.29)
	$15,514	$13,741	$1,773

Loans originated for sale in the first nine months of 2012 totaled $235.16 million compared to $109.36 million in the same period in 2011, an increase of 114.95%.  In the nine months ended September 30, 2012 and 2011, the net gain on sale of loans was $2.59 million and $1.20 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.14 million in the first nine months of 2012 as a result of assets under management increasing from $0.95 billion as of September 30, 2011 to $1.08 billion as of September 30, 2012 due to market conditions and new trust relationships.

Service charges and fees increased $0.13 million in the first nine months of 2012 from their level for the comparable period in 2011.  Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $0.20 million due to volume of activity.

The net gain on sale of other real estate owned and other repossessed assets increased $0.10 million to a net gain of $0.60 million for the nine months ended September 30, 2012.  The total net gain on sale of other real estate owned for the nine months ended September 30, 2012 consisted of a $0.14 million fair market value adjustment on 6 properties within other real estate owned and a $0.74 million net gain on sale of 19 properties.  During the same period in 2011, the gain consisted of a $0.14 million fair market value adjustment on 8 properties within other real estate owned, a $0.66 million gain on sale of 19 properties and a $0.02 million loss on sale of 5 properties, for a net gain of $0.50 million.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2012 and 2011

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(Amounts in thousands)

Salaries and employee benefits	$17,725	$16,616	$1,109	6.67%
Occupancy	2,469	2,464	5	0.20
Furniture and equipment	3,477	2,739	738	26.94
Office supplies and postage	1,145	962	183	19.02
Advertising and business development	1,705	1,178	527	44.74
Outside services	5,026	5,052	(26)	(0.51)
Rental expenses on tax credit real estate	1,774	1,530	244	15.95
FDIC insurance assessment	784	1,053	(269)	(25.55)
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	3,544	-	3,544	100.00
Other noninterest expense	1,382	1,130	252	22.30
	$39,031	$32,724	$6,307

Other expenses of $39.03 million increased $6.31 million for the nine months ended September 30, 2012 from the same period in 2011, an increase of 19.27%.  Salaries and employee benefits expense was $17.73 million for the nine months ended September 30, 2012 which was a $1.11 million increase from the same period in 2011.  The increase is primarily due to an increase in bonuses paid to real estate lenders related to loan sales production.  Furniture and equipment expense was $3.48 million for the nine months ended September 30, 2012 which represents a $0.74 million increase from the 2011 period.  The negative variance is partially due to an increase of $0.82 million in expense for non-capitalized furniture, fixtures and equipment and an increase of $0.54 million in software expense.

In an effort to utilize the Bank’s liquidity, improve net interest margin and decrease interest rate risk in the future the Bank prepaid $40.00 million of Federal Home Loan Bank borrowings during the nine months ended September 30, 2012.  The Bank incurred a prepayment penalty of $3.54 million. The $40.00 million borrowing was due in June 2015 at a 3.70% interest rate.  The Bank did not prepay Federal Home Loan Bank borrowings during the nine months ended September 30, 2011.

FDIC insurance assessment expense was $0.78 million for the nine months ended September 30, 2012.  This is a decrease of $0.27 million when compared to the same period in 2011.  As of September 30, 2012, the Company has prepaid FDIC insurance of $3.19 million, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.  The balance remaining in prepaid FDIC insurance after collection of the amount due on June 30, 2013 will be refunded to the Company.

Income Taxes

Federal and state income tax expenses were $8.76 million and $8.66 million for the nine months ended September 30, 2012 and 2011, respectively.  Income taxes as a percentage of income before taxes were 28.97% in 2012 and 29.25% in 2011.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2012 and 2011

Net Income

Net income decreased to $5.50 million for the three months ended September 30, 2012 from $6.81 million for the same period in 2011, a decrease of 19.24%.  Earnings per share, both basic and diluted, decreased for the three months ended September 30, 2012 compared to the same period in 2011.  The decrease is due to the decrease in net income and an increase in the number of shares outstanding resulting from the fourth quarter 2011 stock issuance.  For the three month period ended September 30, 2012, basic earnings per share was $1.16 and diluted earnings per share was $1.16.  For the three months ended September 30, 2011, basic earnings per share was $1.55 and diluted earnings per share was $1.55.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended September 30, 2012 was 3.55% compared to 3.91% in 2011 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended September 30, 2012 compared to the comparable period in 2011 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$53,872	(0.43)%	$636	$(1,705)	$(1,069)
Taxable securities	(9,692)	(0.23)	(59)	(173)	(232)
Nontaxable securities	7,825	(0.35)	93	(103)	(10)
Federal funds sold	48,461	0.01	29	2	31
	$100,466		$699	$(1,979)	$(1,280)

Interest expense:
Interest-bearing demand deposits	$43,283	-%	$(23)	$3	$(20)
Savings deposits	29,584	(0.01)	(17)	41	24
Time deposits	(12,331)	(0.24)	68	370	438
Short-term borrowings	(20,252)	(0.04)	20	28	48
FHLB borrowings	(3,111)	0.01	33	(4)	29
	$37,173		$81	$438	$519
Change in net interest income			$780	$(1,541)	$(761)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2012 and 2011

Net Interest Income (continued)

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2012	2011

Yield on average interest-earning assets	4.65%	5.18%
Rate on average interest-bearing liabilities	1.37	1.53
Net interest spread	3.28%	3.65%
Effect of noninterest-bearing funds	0.27	0.26
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.55%	3.91%

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.61 million in 2012 compared to an expense of $1.56 million in 2011, a decrease of $2.17 million.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The reduction in expense in 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

The allowance for loan losses decreased $0.50 million during the three months ended September 30, 2012.  For the three months ended September 30, 2012, there was a decrease of $0.39 million due to the volume and composition of loans outstanding and a $0.11 million decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and charge-offs.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2012 and 2011, recoveries were $0.79 million and $0.39 million, respectively; and charge-offs were $0.68 million in 2012 and $1.57 million in 2011.  The allowance for loan losses totaled $26.17 million at September 30, 2012 compared to $29.65 million at September 30, 2011.  The allowance represented 1.55% and 1.78% of loans held for investment at September 30, 2012 and September 30, 2011, respectively.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2012 and 2011

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(Amounts in thousands)

Net gain on sale of loans	$1,023	$546	$477	87.36
Trust fees	1,160	1,114	46	4.13
Service charges and fees	1,970	1,937	33	1.70
Rental revenue on tax credit real estate	397	397	-	-
Net gain on sale of other real estate owned and other reposessed assets	163	119	44	36.97
Other noninterest income	608	580	28	4.83
	$5,321	$4,693	$628

In the three months ended September 30, 2012 and 2011, the net gain on sale of loans was $1.02 million and $0.55 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

The net gain on sale of other real estate owned and other repossessed assets increased $0.04 million to a net gain of $0.16 million for the three months ended September 30, 2012.  The total net gain on sale of other real estate owned for the three months ended September 30, 2012 consisted of a $0.02 million fair market value adjustment on 1 property within other real estate owned and a $0.18 million net gain on sale of 5 properties.  During the same period in 2011, the gain consisted of a $0.01 million fair market value adjustment on 2 properties within other real estate owned, a $0.14 million gain on sale of 5 properties and a $0.01 million loss on sale of 3 properties, for a net gain of $0.12 million.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2012 and 2011

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(Amounts in thousands)

Salaries and employee benefits	$5,782	$5,532	$250	4.52%
Occupancy	773	809	(36)	(4.45)
Furniture and equipment	1,183	957	226	23.62
Office supplies and postage	427	308	119	38.64
Advertising and business development	608	402	206	51.24
Outside services	1,689	1,829	(140)	(7.65)
Rental expenses on tax credit real estate	560	648	(88)	(13.58)
FDIC insurance assessment	259	267	(8)	(3.00)
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	3,544	-	3,544	100.00
Other noninterest expense	447	392	55	14.03
	$15,272	$11,144	$4,128

Other expenses of $15.27 million increased $4.13 million for the three months ended September 30, 2012 from the same period in 2011, an increase of 37.04%.  Salaries and employee benefits expense was $5.78 million for the three months ended September 30, 2012, which was a $0.25 million increase from the same period in 2011. The increase is due to an increase in bonuses paid to real estate lenders related to loan sales production.  Furniture and equipment expense was $1.18 million for the three months ended September 30, 2012, which represents a $0.23 million increase from the 2011 period.  The negative variance is due to an increase in depreciation expense resulting from the addition of three offices and an increase in software maintenance contracts for the three months ended September 30, 2012.

In an effort to utilize the bank’s liquidity, improve net interest margin and decrease interest rate risk in the future the Bank prepaid $40.00 million of Federal Home Loan Bank borrowings during the three months ended September 30, 2012.  The Bank incurred a prepayment penalty of $3.54 million. The $40.00 million borrowing was due in June 2015 at a 3.70% interest rate.  The Bank did not prepay Federal Home Loan Bank borrowings during the three months ended September 30, 2011.

Advertising and business development expense was $0.61 million for the three months ended September 30, 2012, an increase of $0.21 million from the same period in 2011.  The increase is partially due to a new debit card reward program added in 2012.

Income Taxes

Federal and state income tax expenses were $1.97 million and $2.75 million for the three months ended September 30, 2012 and 2011, respectively.  Income taxes as a percentage of income before taxes were 26.37% in 2012 and 28.79 % in 2011.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.63% of the Company’s total assets at September 30, 2012, compared to 10.47% at December 31, 2011.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2012, the Company had borrowed $145 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $372 million at June 30, 2012.

As additional sources of liquidity, the Company has the ability to borrow up to $10 million from the Federal Reserve Bank of Chicago, and has lines of credit with two banks totaling $152 million. Those two lines of credit require the pledging of investment securities when drawn upon.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2012.

As of September 30, 2012, investment securities with a carrying value of $45.08 million were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2011, investment securities with a carrying value of $52.79 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	5,208	$67.50	314,478	435,522
August 1 to August 31	2,170	68.31	316,648	433,352
September 1 to September 30	1,425	69.00	318,073	431,927
Total	8,803	$67.94	318,073	431,927

 (1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  This authorization was previously set to expire on December 31, 2013.  At its September 2012 meeting, the Company’s Board of Directors extended the expiration date of the 2005 Stock Repurchase Program to December 31, 2014. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

During the first nine months of 2012, the Company issued 5,797 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

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
101**
The following material from Hills Bancorporation Form 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

**
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date: November 7, 2012	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: November 7, 2012	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2012

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2012 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	56-57

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	58