Form 10-K
period 2012-12-31
HILLS BANCORPORATION
filed 2013-03-13
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012.	Commission File Number 0-12668
HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)
Iowa	42-1208067
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 Main Street, Hills, Iowa 52235
(Address of principal executive offices)

Registrant's telephone number, including area code:  (319) 679-2291
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
Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012, based on the most recent sale price of $63.90 per share, and 3,858,824 shares held was $246,578,854.  Common stock held by non-affiliates excludes 887,569 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 28, 2013 is 4,739,833 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 15, 2013 for the Annual Meeting of the Shareholders of the Registrant to be held April 15, 2013 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Through its internet website (www.hillsbank.com), the Company makes available the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished.

The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers.  The Bank is actively engaged in all areas of commercial banking, including acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; maintaining night and safe deposit facilities; and performing collection, exchange and other banking services tailored for individual customers.  The Bank administers estates, personal trusts, and pension plans and provides farm management, investment advisory and custodial services for individuals, corporations and nonprofit organizations.  The Bank makes commercial and agricultural loans, real estate loans, automobile, installment and other consumer loans.  In addition, the Bank earns substantial fees from originating mortgages that are sold in the secondary residential real estate market without mortgage servicing rights being retained.

Lending Activities

Real Estate Loans

Real estate loans totaled $1.434 billion and comprised 83.29% of the Bank’s loan portfolio as of December 31, 2012.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2012, mortgage loans totaled $1.329 billion and comprised 77.20% of the Bank’s loan portfolio.

Residential real estate loans totaled $687.85 million and were 39.96% of the Bank’s loan portfolio as of December 31, 2012.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Item 1.      Business (Continued)

Commercial real estate loans totaled $312.51 million and were 18.15% of the Bank’s loan portfolio at December 31, 2012.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $214.81 million and were 12.48% of the Bank’s loan portfolio at December 31, 2012.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $113.84 million and were 6.61% of the Bank’s loan portfolio at December 31, 2012.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to five years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2012, construction loans for personal residences totaled $25.79 million and were 1.50% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $79.10 million and were 4.59% of the Bank’s loan portfolio.  In total, construction loans totaled $104.89 million and were 6.09% of the Bank’s loan portfolio as of December 31, 2012.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $148.03 million and comprised 8.60% of the total loan portfolio at December 31, 2012.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Item 1.      Business (Continued)

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $76.19 million and constituted 4.43% of the total loan portfolio at December 31, 2012.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2012, consumer loans totaled $20.35 million and were 1.18% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans.  These loans totaled $43.10 million and comprised 2.50% of the Bank’s total loan portfolio at December 31, 2012.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand savings and time deposits.

Other Information

The Bank’s business is not seasonal. As of December 31, 2012, the Company had no employees and the Bank had 364 full-time and 59 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1.      Business (Continued)

MARKET AREA

Johnson County and Linn County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 101,600.  Johnson County, Iowa has a population of approximately 132,000.  The University of Iowa in Iowa City has approximately 31,500 students and 33,800 full and part-time employees, including 6,500 employees of The University of Iowa Hospitals and Clinics.

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of about 4,500.  Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 162,500, including approximately 35,300 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 213,300.  The largest employer in the Cedar Rapids area is Rockwell Collins, Inc., manufacturer of communications instruments, with over 9,700 employees.

Other large employers in the Johnson and Linn County areas and their approximate number of employees are as follows (Data source is Corridor Business Journal):

Employer	Type of Business	Employees
Hy-Vee Food Stores	Grocery Stores	4,100
Cedar Rapids and Linn-Mar School Districts	Education	3,900
Transamerica	Insurance	3,600
St. Luke's Hospital	Health Care	3,600
Heartland Express, Inc.	Trucking	2,900
Mercy Medical Center	Health Care	2,900
Wal-Mart Stores, Inc.	Discount Store	1,800
Iowa City Community School District	Education	1,700
Kirkwood Community College	Education	1,600
Pearson Educational Measurement	Information Services - Computers	1,600
Veteran's Administration Medical Center	Health Care	1,400
Mercy Iowa City	Health Care	1,400
ACT, Inc.	Educational Testing Service	1,300
City of Cedar Rapids	City Government	1,300
Alliant Energy	Energy	1,200
Quaker Oats Company	Cereals and Chemicals	1,100

Washington County

The Bank has offices located in Kalona and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 20 miles south of Iowa City.  Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,400 and Wellman has a population of about 1,400.  The population of Washington County is approximately 21,700.  Both Kalona and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 100,900) and Washington, Iowa (population 7,300).

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2012 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)

Hills Bank and Trust Company	9	$1,116	6	$345	2	$104
Branches of largest competing national bank	7	247	9	758	1	23
Largest competing independent bank	7	579	8	553	2	181
Largest competing credit union (1)	5	1,221	8	637	1	1
All other bank and credit union offices	29	588	76	2,902	7	212
Total Market in County	57	$3,751	107	$5,195	13	$521

(1)
Deposit balance of the largest competing credit union in Johnson County includes the credit union’s deposit balance for its entire trade area.  County specific deposit balances for the credit union are unavailable.

Effective July 1, 2004, all limitations on bank office locations of Iowa law were repealed, effectively allowing statewide branching.  Since that date, banks have been allowed to establish an unlimited number of offices in any location in Iowa subject to regulatory approval.  Since July 1, 2007, six new offices have been added in Johnson County and one in Linn County, while the population base has increased by 15,100, or 4.57%, in the two counties in the last five years.  The number of banking offices in Washington County has not increased and its population has remained stable.  The total deposits in the three counties increased $2.18 billion or 30.04%, since July 1, 2007.

Item 1.      Business (Continued)

THE ECONOMY

The Bank’s primary trade territory is Johnson, Linn and Washington Counties, Iowa.  The table that follows shows employment information as of December 31, 2012, regarding the labor force and unemployment levels in the three counties in which the Bank has office locations along with comparable data on the United States and the State of Iowa.

	Labor Force	Unemployed	Rate %

United States	155,511,000	12,206,000	7.8%
State of Iowa	1,638,500	80,000	4.9%
Johnson County	78,700	2,800	3.6%
Linn County	118,700	6,300	5.3%
Washington County	11,800	500	4.1%

The unemployment rate for the Bank’s prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  The unemployment rates in 2011 were 8.5% for the United States, 5.6% for the State of Iowa and 4.2%, 6.0% and 4.9% for Johnson, Linn and Washington Counties, respectively.  As noted within the employment table of large employers in Johnson and Linn County, the University of Iowa’s impact on the local economy is very important in maintaining acceptable employment levels.  The FY 2012-2013 budget for the University of Iowa, including the University of Iowa Hospital and Clinics, is $3.17 billion with state appropriations of approximately $265.74 million, or about 8.4% of the total.  The state appropriations increased from $233.06 million, or about 14.02%, from the FY 2011 – 2012 budget. The University of Iowa Hospitals and Clinics have a FY 2012-2013 budget of $994.56 million with 7.33% coming from State of Iowa appropriations.  The state appropriations for the University of Iowa Hospitals and Clinics decreased from 7.66% in the FY 2011-2012 budget.

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

The economies in the counties continue to be enhanced by local Iowa colleges and the University of Iowa.  In addition to providing quality employment, they enroll students who provide economic benefits to the area.  The following table indicates Fall 2012 enrollment.

College	City	Enrollment
The University of Iowa	Iowa City	31,498
Coe College	Cedar Rapids	1,400
Cornell College	Mount Vernon	1,200
Kirkwood Community College	Cedar Rapids, Iowa City and Washington	16,661
Mount Mercy College	Cedar Rapids	1,810

Item 1.      Business (Continued)

The Bank also serves a number of smaller communities in Johnson, Linn and Washington counties that are more dependent upon the agricultural economy, which historically has been affected by commodity prices and weather.  The average price per acre of farm land continues to be an important factor to consider when reviewing the local economy. The average price per acre in Iowa in 2012 was $8,296 compared to $6,708 in 2011, a 23.67% increase.  The range of average land prices in Johnson, Linn and Washington counties is between $8,226 and $9,189 per acre.  The three counties average increase was 17.03% in 2012.  The Bank’s total agricultural loans comprise about 4.43% of the Bank’s total loans.

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

The risk-based and leverage standards described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  Current Federal Reserve minimum requirements for a well-capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%.  As of December 31, 2012, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 11.90%, with total Tier 1 risk-based capital ratio of 15.41% and a total risk-based capital ratio of 16.66%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2012, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.  These assessments included a prepayment of three years of insurance premiums which was paid by the Bank on December 30, 2009.  The prepayment was intended to cover the Bank’s premiums for 2010, 2011 and 2012.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 0.64 basis points, or approximately 0.16 basis points per quarter.  These assessments will continue until the FICO bonds mature in 2019.

Item 1.      Business (Continued)

Capital Requirements.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2012, the Tier 1 risk-based leverage ratio of the Bank was 11.82% and exceeded the ratio required by the Superintendent.

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

Dividends.  The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $80.02 million of the Bank’s Tier 1 capital of $247.76 million as of December 31, 2012 are available for the payment of dividends to the Company.

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

Item 1.      Business (Continued)

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

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2012	2011	2010
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$26,831	$24,230	$22,075
Interest-bearing cash and cash equivalents	52,724	27,679	28,207
Taxable securities	101,199	107,541	107,031
Nontaxable securities	118,008	110,921	98,753
Federal funds sold	18	57	473
Loans, net	1,677,642	1,613,844	1,519,344
Property and equipment, net	30,986	27,630	26,588
Other assets	55,007	57,564	60,230
	$2,062,415	$1,969,466	$1,862,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$225,284	$205,728	$180,851
Interest-bearing demand deposits	321,225	274,060	235,380
Savings deposits	419,098	394,750	368,517
Time deposits	611,260	630,276	634,703
Short-term borrowings	46,192	51,391	46,670
FHLB borrowings	173,900	187,043	194,651
Noninterest-bearing other liabilities	16,608	17,980	15,823
Interest-bearing other liabilities	2,805	2,868	2,617
Redeemable common stock held by Employee Stock Ownership Plan	29,271	26,386	23,923
Stockholders' equity	216,772	178,984	159,566
	$2,062,415	$1,969,466	$1,862,701

Item 1.      Business (Continued)

INTEREST INCOME AND EXPENSE

	Years Ended December 31,
	2012	2011	2010
	(Amounts In Thousands)

Income:
Loans (1)	$84,453	$87,655	$88,495
Taxable securities	1,897	2,797	3,380
Nontaxable securities (1)	5,227	5,309	5,067
Interest-bearing cash and cash equivalents	134	70	74
Total interest income	91,711	95,831	97,016

Expense:
Interest-bearing demand deposits	692	714	1,053
Savings deposits	989	1,219	2,073
Time deposits	12,043	14,055	16,074
Short-term borrowings	180	328	451
FHLB borrowings	7,583	7,995	8,116
Interest-bearing other liabilities	40	50	72
Total interest expense	21,527	24,361	27,839

Net interest income	$70,184	$71,470	$69,177

(1)	Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Item 1.      Business (Continued)

INTEREST RATES AND INTEREST DIFFERENTIAL

	Years Ended December 31,
	2012	2011	2010

Average yields:
Loans (1)	4.99%	5.39%	5.81%
Loans (tax equivalent basis) (1)	5.02	5.43	5.82
Taxable securities	1.87	2.60	3.16
Nontaxable securities	2.88	3.11	3.34
Nontaxable securities (tax equivalent basis)	4.43	4.79	5.13
Interest-bearing cash and cash equivalents	0.25	0.25	0.26
Federal funds sold	0.12	0.13	0.07
Average rates paid:
Interest-bearing demand deposits	0.21	0.26	0.45
Savings deposits	0.24	0.31	0.56
Time deposits	1.96	2.23	2.53
Short-term borrowings	0.39	0.64	0.97
FHLB borrowings	4.29	4.22	4.17
Interest-bearing other liabilities	1.43	1.73	2.75
Yield on average interest-earning assets	4.69	5.15	5.53
Rate on average interest-bearing liabilities	1.36	1.57	1.87
Net interest spread (2)	3.33	3.58	3.66
Net interest margin (3)	3.60	3.85	3.95

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.  The net interest spread decreased 25 basis points in 2012 and decreased 8 basis points in 2011.

(3)
Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin decreased 25 basis points in 2012 and decreased 10 basis points in 2011.    The net interest margin decreased in 2012 due to the continued low rate environment.  The Company was not able to reprice interest-bearing liabilities downward more quickly than the decline in average yields on earning assets.

Item 1.      Business (Continued)

CHANGES IN INTEREST INCOME AND EXPENSE

	Changes Due	Changes Due	Total
	To Volume	To Rates	Changes
	(Amounts In Thousands)

Year ended December 31, 2012:
Change in interest income:
Loans	$3,443	$(6,644)	$(3,201)
Taxable securities	(164)	(736)	(900)
Nontaxable securities	339	(422)	(83)
Interest-bearing cash and cash equivalents	63	1	64
	$3,681	$(7,801)	$(4,120)
Change in interest expense:
Interest-bearing demand deposits	(125)	148	23
Savings deposits	(60)	289	229
Time deposits	387	1,626	2,013
Short-term borrowings	18	131	149
FHLB borrowings	541	(129)	412
Interest-bearing other liabilities	1	7	8
	762	2,072	2,834
Change in net interest income	$4,443	$(5,729)	$(1,286)

Year ended December 31, 2011:
Change in interest income:
Loans	$5,384	$(6,224)	$(840)
Taxable securities	20	(603)	(583)
Nontaxable securities	624	(382)	242
Interest-bearing cash and cash equivalents	(1)	(3)	(4)
	$6,027	$(7,212)	$(1,185)
Change in interest expense:
Interest-bearing demand deposits	(173)	512	339
Savings deposits	(138)	992	854
Time deposits	112	1,907	2,019
Short-term borrowings	(49)	172	123
FHLB borrowings	317	(196)	121
Interest-bearing other liabilities	(7)	29	22
	62	3,416	3,478
Change in net interest income	$6,089	$(3,796)	$2,293

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

	December 31,
	2012	2011	2010	2009	2008
	(Amounts In Thousands)

Agricultural	$76,190	$68,556	$65,004	$64,598	$64,198
Commercial and financial	148,034	143,174	141,619	153,997	162,170
Real estate:
Construction, 1 to 4 family residential	25,788	22,308	25,232	25,821	29,343
Construction, land development and commercial	79,097	84,508	86,552	95,955	111,006
Mortgage, farmland	113,841	99,799	90,448	87,300	83,499
Mortgage, 1 to 4 family first liens	583,567	577,318	519,029	469,908	444,209
Mortgage, 1 to 4 family junior liens	104,278	104,915	109,036	114,742	117,086
Mortgage, multi-family	214,812	222,851	202,630	190,180	180,525
Mortgage, commercial	312,506	316,329	302,020	295,070	270,158
Loans to individuals	20,350	20,598	23,627	25,405	26,823
Obligations of state and political subdivisions	43,102	31,147	24,959	9,745	8,218
	$1,721,565	$1,691,503	$1,590,156	$1,532,721	$1,497,235
Net unamortized fees and costs	597	563	504	420	265
	$1,722,162	$1,692,066	$1,590,660	$1,533,141	$1,497,500
Less allowance for loan losses	25,160	30,150	29,230	29,160	27,660
	$1,697,002	$1,661,916	$1,561,430	$1,503,981	$1,469,840

There were no foreign loans outstanding for any of the years presented.

MATURITY DISTRIBUTION OF LOANS

The following table shows the principal payments due on loans as of December 31, 2012:

	Amount	One Year	One To	Over Five
	Of Loans	Or Less (1)	Five Years	Years
	(Amounts In Thousands)

Commercial and Agricultural	$216,277	$99,727	$101,166	$15,384
Real Estate	1,441,609	244,856	914,324	282,429
Other	63,679	6,889	13,438	43,352
Totals	$1,721,565	$351,472	$1,028,928	$341,165

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$842,730	$127,141	$543,550	$172,039
Variable rate	878,835	224,331	485,378	169,126
	$1,721,565	$351,472	$1,028,928	$341,165

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans will be re-evaluated prior to their maturity and are likely to be extended.

Item 1.      Business (Continued)

IMPAIRED LOANS AND NON-PERFORMING ASSETS

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2012	2011	2010	2009	2008
	(Amounts In Thousands)

Nonaccrual loans	$7,685	$7,378	$8,246	$5,360	$1,327
Accruing loans past due 90 days or more (1)	2,643	3,212	5,345	7,009	5,049
Troubled debt restructurings ("TDR loans") (2)	19,430	17,889	17,957	15,135	4,478
Total impaired loans	$29,758	$28,479	$31,548	$27,504	$10,854
Other real estate	746	1,327	2,233	3,227	5,155
Non-performing assets (includes impaired loans and other real estate)	$30,504	$29,806	$33,781	$30,731	$16,009
Loans held for investment	1,721,565	1,691,503	1,590,156	1,532,721	1,497,235
Ratio of allowance for loan losses to loans held for investment	1.46%	1.78%	1.84%	1.90%	1.85%
Ratio of allowance for loan losses to impaired loans	84.55	105.87	92.65	106.02	254.84
Ratio of impaired loans to total loans held for investment	1.73	1.68	1.98	1.79	0.72
Ratio of non-performing assets to total assets	1.45	1.48	1.75	1.68	0.90

(1)
There were $0.26 million of TDR loans included within accruing loans past due 90 days or more as of December 31, 2011.  As of December 31, 2012 there were no TDR loans included within accruing loans past due 90 days or more.  The accruing loans past due 90 days or more are still believed to be adequately collateralized.  Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

(2)
Total TDR loans were $22.12, $21.40, $22.36, $15.14, and $4.48 million as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively.  Included in the total nonaccrual loans were $2.69, $3.25 and $4.40 million of TDR loans as of December 31, 2012, 2011 and 2010, respectively.

The ratio of allowance for loan losses to impaired loans decreased to 84.55% as of December 31, 2012 compared to 105.87% as of December 31, 2011.  This decrease is due to a decrease in historical loan loss rates used in the allowance for loan losses calculation as of December 31, 2012.

See Note 3 to the Consolidated Financial Statements for additional disclosures on loans.

Item 1.      Business (Continued)

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral if the loan is collateral dependent.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank's loan loss experience for the years ended December 31, 2012, 2011 and 2010:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total

2012
Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	(12)	(1,395)	(1,648)	-	(1,448)	(318)	(205)	$(5,026)
Recoveries	71	1,583	52	-	521	403	255	$2,885
Provision	240	(2,044)	(223)	335	(36)	(1,131)	10	(2,849)

Ending balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total

2011
Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	(81)	(2,678)	(549)	(1)	(2,892)	(708)	(220)	(7,129)
Recoveries	45	896	17	4	934	298	194	2,388
Provision	(780)	1,469	1,132	(74)	3,057	903	(46)	5,661

Ending balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total

2010
Allowance for loan losses:
Beginning balance	$2,967	$7,090	$4,811	$1,417	$7,484	$4,742	$649	$29,160
Charge-offs	(18)	(3,647)	(1,202)	(52)	(4,343)	(1,507)	(423)	(11,192)
Recoveries	248	946	81	44	583	152	283	2,337
Provision	(1,027)	2,353	704	73	4,228	2,270	324	8,925

Ending balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230

The ratio of net charge-offs to average net loans outstanding during the years ended December 31, 2012, 2011 and 2010 was 0.13%, 0.29% and 0.58%, respectively.

Item 1.      Business (Continued)

The following table summarizes the Bank's loan loss experience for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008

Balance, beginning	$27,660	$19,710
Charge-offs:
Agricultural	82	99
Commercial and financial	5,161	1,359
Real estate:
Construction and land development	436	62
Mortgage, farmland	22	-
Mortgage, 1 to 4 family	3,064	2,169
Mortgage, multi-family and commercial	2,172	196
Other	515	604
	11,452	4,489
Recoveries:
Agricultural	20	61
Commercial and financial	415	340
Real estate:
Construction and land development	49	-
Mortgage, farmland	1	4
Mortgage, 1 to 4 family	236	104
Mortgage, multi-family and commercial	7	128
Other	277	295
	1,005	932
Net charge-offs	10,447	3,557
Provision charged to expense (1)	11,947	11,507
Balance, ending	$29,160	$27,660

Ratio of net charge-offs during year to average net loans outstanding	0.71%	0.25%

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

Item 1.      Business (Continued)

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non-consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non-consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

The following table presents the allowance for loan losses by type of loans and the percentage in each category to total loans as of December 31, 2012, 2011, 2010, 2009, and 2008:

	2012			2011
			% of Loans			% of Loans
	Amount	% of Total Allowance	to Total Loans	Amount	% of Total Allowance	to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$1,653	6.57%	4.43%	$1,354	4.49%	4.05%
Commercial and financial	4,573	18.18	8.60	6,429	21.32	8.46
Real estate:
Construction, 1 to 4 family residential	848	3.37	1.50	564	1.87	1.32
Construction, land development and commercial	2,327	9.25	4.59	4,430	14.69	4.99
Mortgage, farmland	1,746	6.94	6.61	1,411	4.68	5.90
Mortgage, 1 to 4 family first liens	6,540	25.99	33.90	7,037	23.34	34.16
Mortgage, 1 to 4 family junior liens	1,548	6.15	6.06	2,014	6.68	6.20
Mortgage, multi-family	1,840	7.31	12.48	1,888	6.26	13.17
Mortgage, commercial	3,264	12.97	18.15	4,262	14.14	18.69
Loans to individuals	382	1.52	1.18	371	1.24	1.22
Obligations of state and political subdivisions	439	1.75	2.50	390	1.29	1.84
	$25,160	100.00%	100.00%	$30,150	100.00%	100.00%

	2010			2009
Agricultural	$2,170	7.42%	4.09%	$2,967	10.17%	4.21%
Commercial and financial	6,742	23.07	8.90	7,090	24.31	10.04
Real estate:
Construction, 1 to 4 family residential	752	2.57	1.59	836	2.87	1.68
Construction, land development and commercial	3,642	12.46	5.44	3,975	13.63	6.26
Mortgage, farmland	1,482	5.07	5.69	1,417	4.86	5.69
Mortgage, 1 to 4 family first liens	5,782	19.78	32.66	6,091	20.89	30.68
Mortgage, 1 to 4 family junior liens	2,170	7.42	6.85	1,393	4.78	7.49
Mortgage, multi-family	1,486	5.09	12.74	1,723	5.91	12.40
Mortgage, commercial	4,171	14.27	18.99	3,019	10.36	19.25
Loans to individuals	525	1.80	1.48	639	2.19	1.66
Obligations of state and political subdivisions	308	1.05	1.57	10	0.03	0.64
	$29,230	100.00%	100.00%	$29,160	100.00%	100.00%

	2008
Agricultural	$2,258	8.17%	4.29%
Commercial and financial	5,357	19.37	10.83
Real estate:
Construction, 1 to 4 family residential	626	2.26	1.96
Construction, land development and commercial	3,986	14.41	7.41
Mortgage, farmland	1,210	4.37	5.58
Mortgage, 1 to 4 family first liens	6,035	21.82	29.68
Mortgage, 1 to 4 family junior liens	1,346	4.87	7.82
Mortgage, multi-family	1,569	5.67	12.06
Mortgage, commercial	4,642	16.78	18.04
Loans to individuals	611	2.21	1.78
Obligations of state and political subdivisions	20	0.07	0.55
	$27,660	100.00%	100.00%

Item 1.      Business (Continued)

The allowance for loan losses decreased $4.99 million in 2012.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The reduction in the allowance for 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation, improvements in asset quality as well as the overall composition of the loan portfolio. For 2012, there was a decrease of $0.91 million due to the volume increase in pass rated loans outstanding of $56.19 million in 2012.  There was also a $4.08 million decrease in the amount allocated to the allowance due to a combination of improvement in credit quality and losses recognized.

Watch loan balances were $98.92 million at December 31, 2012 and $102.19 million at December 31, 2011.  These asset quality changes decreased the provision by $0.66 million based upon the relative mix of watch loans by category.  The $3.27 million decrease in watch loans is related to management’s evaluation of its loan portfolio.  The total decrease of $3.27 million is comprised of approximately $7.04 million in commercial real estate mortgages, $1.33 million in construction land development and commercial real estate, $0.18 million in commercial loans, $2.70 million in agricultural operating loans, $0.63 million in real estate farmland, $0.54 million in construction 1 to 4 family residential and $1.08 million in 1 to 4 family junior mortgages.  The decrease is offset by an increase in the watch classification of $8.62 million for multi-family real estate, $1.02 million for loans to individuals and state and political subdivisions, $0.03 in loans to individuals and $0.56 million in 1 to 4 family residential mortgages.

Substandard loan balances were $50.70 million at December 31, 2012 and $78.44 million at December 31, 2011. These asset quality changes decreased the provision by $3.44 million at December 31, 2012 due to the mix of the substandard loans and reduced balances.    The decrease of $27.74 million in substandard loans at December 31, 2012 includes $7.16 million in multi-family residential mortgages, $2.44 million in commercial loans, $5.05 million of 1 to 4 family residential mortgages, $0.83 million of 1 to 4 family junior mortgages, $10.28 million in construction land development and commercial real estate, $0.06 million in individual loans and $3.87 million in commercial and financial loans.  Those decreases were offset by increases in $0.70 million in construction 1 to 4 family residential real estate loans, $0.22 in agricultural operating loans, and $1.03 million in agricultural real estate loans.

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

The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio.  However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of impaired loans, charge-offs and delinquencies could continue to rise and require increases in the provision for loan losses.   The Company will continue to monitor the adequacy of the allowance on a quarterly basis and will consider the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition.

Item 1.      Business (Continued)

INVESTMENT SECURITIES

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2012, 2011, and 2010 and the maturities and weighted average yields of the investment securities, computed on a tax-equivalent basis using a federal tax rate of 35%, as of December 31, 2012:

	December 31,
	2012	2011	2010
	(Amounts In Thousands)
Carrying value:
Other securities (FHLB, FHLMC and FNMA)	$91,850	$91,936	$97,836
Stock of the Federal Home Loan Bank	8,062	10,728	11,105
Obligations of state and political subdivisions	134,332	119,431	107,662
	$234,244	$222,095	$216,603

	December 31, 2012
		Weighted
	Carrying	Average
	Value	Yield
	(Amounts In Thousands)

Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$20,394	2.40%
From 1 to 5 years	64,351	1.04
From 5 to 10 years	7,105	0.77
	$91,850

Stock of the Federal Home Loan Bank	$8,062	3.08%

Obligations of state and political subdivisions, maturities:
Within 1 year	$12,226	4.05%
From 1 to 5 years	56,624	4.66
From 5 to 10 years	64,952	3.46
Over 10 years	530	2.90
	$134,332
Total	$234,244

As of December 31, 2012, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.

Item 1.      Business (Continued)

DEPOSITS

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2012, 2011 and 2010 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2012, 2011 and 2010:

	December 31,
	2012	Rate	2011	Rate	2010	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$225,284	-	$205,728	-	$180,851	-
Average interest-bearing demand deposits	321,225	0.21%	274,060	0.26%	235,380	0.45%
Average savings deposits	419,098	0.24	394,750	0.31	368,517	0.56
Average time deposits	611,260	1.96	630,276	2.23	634,703	2.53
	$1,576,867		$1,504,814		$1,419,451

Time certificates issued in amounts of $100,000 or more with maturity in:	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts In Thousands)
3 months or less	$33,920	1.33%	$15,778	1.23%	$37,739	1.89%
3 through 6 months	30,928	1.55	18,740	1.86	29,287	2.59
6 through 12 months	68,591	1.37	48,302	1.77	38,489	2.34
Over 12 months	168,739	2.01	92,099	2.54	76,641	2.71
	$302,178		$174,919		$182,156

Item 1.      Business (Continued)

RETURN ON STOCKHOLDERS' EQUITY AND ASSETS

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Return on average assets	1.30%	1.36%	1.25%
Return on average stockholders' equity	12.38	14.96	14.61
Dividend payout ratio	18.63	16.42	17.26
Average stockholders' equity to average assets ratio	10.51	9.09	8.57

SHORT-TERM BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2012, 2011 and 2010:

	2012	2011	2010
	(Amounts In Thousands)

Outstanding balance as of December 31	$38,783	$52,785	$46,928
Weighted average interest rate at year end	0.34%	0.40%	0.84%
Maximum month-end balance	50,286	77,820	78,145
Average month-end balance	46,192	51,391	46,670
Weighted average interest rate for the year	0.39%	0.70%	1.06%

FEDERAL HOME LOAN BANK BORROWINGS

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2012, 2011 and 2010:

	2012	2011	2010
	(Amounts In Thousands)

Outstanding balance as of December 31	$125,000	$185,000	$195,000
Weighted average interest rate at year end	4.41%	4.26%	4.01%
Maximum month-end balance	185,000	195,000	195,000
Average month-end balance	173,900	187,043	194,651
Weighted average interest rate for the year	4.29%	4.22%	4.17%

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

Despite a recent trend toward stabilization and some limited improvement in some aspects of the local economy, adverse changes in the U.S. economy in recent years led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, decreased market valuations and liquidity, increased market volatility and a widespread reduction of business activity generally.  Although levels of unemployment are decreasing and are not as severe in the Bank’s trade area as in some other parts of the United States, they remain at elevated levels.  The ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. The resulting economic pressure and lack of confidence in the financial markets may adversely affect our business, our financial condition and our results of operations, as well as the business of our customers.  Foreign or domestic terrorism or geopolitical events could shock commodity and financial markets and prolong or worsen the current economic climate.  A worsening of economic conditions would likely exacerbate the adverse effects of these difficult conditions.

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

Item 1A.   Risk Factors (Continued)

Our financial condition has not been materially impacted by the deterioration in the credit quality of third parties except as related to borrower credit quality.  As of December 31, 2012, the Company held two investment securities considered to be less than investment grade.  The aggregate fair value of these Ba2 rated bonds is $0.48 million while their amortized cost is $0.50 million, representing an unrealized loss of $0.02 million.  Management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans that may become uncollectible but cannot predict loan losses with certainty and cannot assure that the our allowance for loan losses will prove sufficient to cover actual losses in the future.

Drought or other natural disaster could harm the Company’s business.

The Company’s trade area has experienced moderate to severe drought conditions during 2012.  Drought or other adverse conditions continuing into 2013 may affect our loan portfolio by decreasing agricultural productivity.  The range of impact of a natural disaster cannot be predicted.

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

Competition among financial institutions in attracting and retaining deposits and making loans is intense.  Traditionally, our most direct competition for deposits has come from commercial banks, savings institutions and credit unions (which don’t pay federal or state income taxes) doing business in our areas of operation.  Increasingly, we have experienced additional competition for deposits from nonbanking sources, such as securities firms, insurance companies, money market mutual funds and corporate and financial services subsidiaries of commercial and manufacturing companies.  Competition for loans comes primarily from other commercial banks, savings institutions, consumer finance companies, credit unions, mortgage banking companies, insurance companies and other institutional lenders.  We compete primarily on the basis of products offered, customer service and price.  A number of institutions with which we compete enjoy the benefits of fewer regulatory constraints and lower cost structures.  Some have greater assets and capital than we do and, thus, are better able to compete on the basis of price than we are.  The increasingly competitive environment is primarily a result of changes in regulation, technology and product delivery systems.  These competitive trends are likely to continue.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and concentrations within the portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material negative effect on our financial condition and results of operations.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area, a small geographic area in Southeast Iowa.  As of December 31, 2012, approximately 83.29% of our loans had real estate as a primary or secondary component of collateral.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could negatively impact the future cash flow and market values of the affected properties.

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

Item 1A.    Risk Factors (Continued)

Growth in local and national real estate markets may impact our operations and/or financial condition.

There has been growth in the national housing market as evidenced by reports of increased levels of new and existing home sales, decreasing inventories of houses on the market, increasing property values, an increase in building permits, and a decrease in the time houses remain on the market.  In past history of real estate growth, some lenders made many adjustable-rate mortgage loans, and lowered their credit standards with respect to mortgage loans and home equity loans.  A subsequent slowdown in the national housing market created uncertainty and liquidity issues relating to the value of such mortgage loans, which caused disruption in credit markets.  Management will continue to monitor that the Bank has maintained appropriate lending standards in times of real estate growth and decline.  No assurance can be given that these conditions will not directly or indirectly affect our operations

If we are unable to continuously attract deposits and other short-term funding, our financial condition, including our capital ratios, our results of operations and our business prospects could be harmed.

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

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  These assessments included a prepayment of three years of insurance premiums which was paid by the Bank on December 30, 2009.  The prepayment was intended to cover the Bank’s premiums for 2010, 2011 and 2012.  The balance remaining in prepaid FDIC insurance after payment of the FDIC assessments for 2012 will be refunded to the Company in June 2013.  The expense for the FDIC insurance will continue to be recorded on a quarterly basis as premiums are assessed.

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

Our growth strategy relies heavily on our management team, and the unexpected loss of key managers and/or officers may adversely affect our operations.

The Company’s success is dependent on experienced senior management with a strong local community network.  Our ability to retain the current management team and executive officers are key to the successful implementation of our growth strategy.  It is equally important that the Company be able to continue to attract and retain quality and community-focused managers and officers.  The unexpected loss of one of the Company’s key managers and/or officers or the inability to attract qualified personnel could have a negative effect on our operations, financial condition and reputation.

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

We are subject to risks associated with technological changes and the resources needed to implement the changes

Our industry is susceptible to significant technological changes in the future as there continue to be a high level of new technology driven products and services introduced.  Technological advancement aids the Company in providing customer service and increases efficiency.  Our larger competitors have more resources to invest in technological changes and associated required resources.  As a result they may be able to offer products and services that are more technologically advanced and that may put us at a competitive disadvantage.  Our future will depends on our ability to analyze technological changes to determine the best course of action for our business, customers and shareholders.

We rely heavily on our network security and any system failure or data breach could subject the Company to increased costs as well as reputational risk.

Our operations are dependent on our ability to process financial transactions in a secure manner.  We must ensure that information is properly protected from a variety of threats such as error, fraud, sabotage, terrorism, industrial espionage, privacy violation, service interruption, and natural disaster.  Any activity that jeopardizes our network and the security of the information stored on our network may result in significant cost to the Company and have significant negative effect on our reputation.

Item 1B.    Unresolved Staff Comments

None.

Item 2.      Properties

The Company's office and the main office of the Bank are located at 131 Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001.  With the completion of the 2001 addition, the entire Bank’s processing and administrative systems were consolidated in Hills, Iowa.

The following table sets forth certain information concerning the branches of the Bank as of December 31, 2012:

		Approximate
Location of Branch		Square Feet	Status

3905 Blairs Ferry Road NE	Cedar Rapids, Iowa	13,000	Owned

240 3rd Avenue SE	Cedar Rapids, Iowa	7,000	Leased

3610 Williams Boulevard SW	Cedar Rapids, Iowa	8,200	Owned

1009 2nd Street	Coralville, Iowa	23,000	Owned

201 South Clinton Street	Iowa City, Iowa	5,800	Leased

1401 South Gilbert Street	Iowa City, Iowa	15,400	Owned

2621 Muscatine Avenue	Iowa City, Iowa	5,800	Owned

Oaknoll Retirement Residence limited purpose office	Iowa City, Iowa	NA	NA

University of Iowa Memorial Union	Iowa City, Iowa	500	Leased

University of Iowa Hospitals and Clinics	Iowa City, Iowa	800	Leased

120 5th Street	Kalona, Iowa	6,400	Owned

103 West Main Street	Lisbon, Iowa	3,000	Owned

800 11th Street	Marion, Iowa	8,400	Owned

720 First Avenue SE	Mount Vernon, Iowa	4,200	Owned

25 Highway 965 North	North Liberty, Iowa	2,800	Owned

590 West Forevergreen Road	North Liberty, Iowa	18,600	Owned

229 8th Avenue	Wellman, Iowa	2,400	Owned

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.  See Note 15 to the Consolidated Financial Statements for minimum future rental commitments for leased properties.

Item 3.       Legal Proceedings

There are no material pending legal proceedings.  Neither the Company nor the Bank holds any properties that are the subject of hazardous waste clean-up investigations.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities

As of January 31, 2013, the Company had 2,200 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange.  While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc. (formerly Pink OTC Markets Inc.), which provides quotes for the Company on its middle tier, the OTCQB.  All OTCQB companies are reporting with the SEC or a U.S. banking regulator, but there are no financial or qualitative standards to be in this tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by The Pink Sheets, is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2012		2011
	High	Low	High	Low
1st quarter	$64.75	$63.00	$64.00	$63.90
2nd quarter	64.50	62.75	65.00	64.00
3rd quarter	67.00	63.90	64.00	61.00
4th quarter	67.00	65.00	65.00	62.90

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2012	51,802	89	$70.00	$64.00	(1)
2011	485,425	918	$64.00	$58.50	(2)
2010	41,648	60	$58.50	$53.00	(3)

(1)
2012 transactions included repurchases by the Company of 35,982 shares of stock under the 2005 Stock Repurchase Program.  2012 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $64.00 to $70.00 per share.

(2)
2011 transactions included repurchases by the Company of 65,901 shares of stock under the 2005 Stock Repurchase Program.  2011 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $58.50 to $64.00 per share. 2011 transactions also include the sale of 412,660 shares of stock through 848 transactions from the 2011 stock offering.

(3)
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

The Company paid aggregate annual cash dividends in 2012, 2011 and 2010 of $5.00 million, $4.40 million and $4.02 million respectively, or $1.05 per share in 2012, $1.00 per share in 2011 and $0.91 per share in 2010.  In January 2013, the Company declared and paid a dividend of $1.10 per share totaling $5.21 million.  The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

Item 5.       Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by MORNINGSTAR of Chicago, IL. The latter index reflects the performance of thirty-one bank holding companies operating principally in the Midwest as selected by MORNINGSTAR. The indexes assume the investment of $100 on December 31, 2007 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

Hills Bancorporation
Performance Graph (2007-2012)

$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
2007
2008
2009
2010
2011
2012
HILLS BANCORPORATION
REGIONAL-SOUTHWEST BANKS
NASDAQ MARKET INDEX

	2007	2008	2009	2010	2011	2012
HILLS BANCORPORATION	$100.00	$105.56	$103.40	$116.09	$129.18	$143.60
REGIONAL-SOUTHWEST BANKS	$100.00	$99.81	$98.77	$112.66	$113.28	$126.68
NASDAQ MARKET INDEX	$100.00	$59.98	$87.15	$102.86	$102.04	$120.15

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

Item 5.      Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

The following table sets forth the Company’s equity compensation plan information as of December 31, 2012, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities relected in column (a)] (c)
Equity compensation plans approved by security holders	17,985	$47.62	76,186
Equity compensation plans not approved by security holders	-	-	-
Total	17,985	47.62	76,186

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The authorization was previously set to expire on December 31, 2013.  In September 2012 the Company’s Board of Directors extended the expiration date of the 2005 Stock Repurchase Program to December 31, 2014.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2012:

Period in 2012	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	0	$69.00	318,073	431,927
November 1 to November 30	1,142	70.00	319,215	430,785
December 1 to December 31	8,850	70.00	328,065	421,935
Total	9,992	$70.00	328,065	421,935

Item 6.      Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2012.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2012	2011	2010	2009	2008

YEAR-END TOTALS (Amounts in Thousands)
Total assets	$2,099,720	$2,018,927	$1,931,283	$1,830,626	$1,780,793
Investment securities	234,244	222,095	216,603	214,098	214,559
Loans held for sale	28,256	24,615	10,390	7,976	8,490
Loans, net	1,697,002	1,661,916	1,561,430	1,503,981	1,469,840
Deposits	1,662,544	1,525,477	1,480,741	1,347,427	1,237,886
Federal Home Loan Bank borrowings	125,000	185,000	195,000	225,000	265,000
Redeemable common stock	30,715	27,826	24,945	22,900	23,815
Stockholders' equity	225,196	208,429	166,269	151,775	139,362

EARNINGS (Amounts in Thousands)
Interest income	$89,215	$93,350	$94,987	$96,195	$97,475
Interest expense	21,527	24,361	27,839	37,141	43,481
Provision for loan losses	(2,849)	5,661	8,925	11,947	11,507
Other income	20,769	18,504	20,099	18,909	16,670
Other expenses	53,931	44,226	45,748	44,813	39,461
Income taxes	10,542	10,829	9,258	5,218	5,556
Net income	26,833	26,777	23,316	15,985	14,140

PER SHARE
Net income:
Basic	$5.69	$6.02	$5.29	$3.61	$3.16
Diluted	5.68	6.01	5.28	3.60	3.15
Cash dividends	1.05	1.00	0.91	0.91	0.91
Book value as of December 31	47.55	43.79	37.80	34.32	31.38
Increase (decrease) in book value
due to:
ESOP obligation	(6.48)	(5.85)	(5.67)	(5.18)	(5.36)
Accumulated other comprehensive income	0.84	1.04	0.63	0.95	0.82

SELECTED RATIOS
Return on average assets	1.30%	1.36%	1.25%	0.88%	0.83%
Return on average equity	12.38	14.96	14.61	11.01	10.42
Net interest margin	3.60	3.85	3.95	3.55	3.47
Average stockholders' equity to average total assets	10.51	9.09	8.57	7.99	7.98
Dividend payout ratio	18.63	16.42	17.26	25.28	28.90

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

An overview of the year 2012 is presented following the section discussing a special note regarding forward looking statements.

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

The Company’s net income for 2012 was $26.83 million compared to $26.78 million in 2011.  Diluted earnings per share were $5.68 and $6.01 for the years ended December 31, 2012 and 2011, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the year ended December 31, 2012, net interest income on a tax equivalent basis decreased by $1.29 million.  In 2012, the Bank achieved a net interest margin of 3.60% compared to 3.85% in 2011, which resulted in $5.73 million decrease in net interest income.  The remaining $4.44 million of increase in net interest income was attributable to growth of $89.55 million in the Bank’s average earning assets.

In anticipation of the continuing net interest margin compression in future years, the Bank deleveraged the balance sheet in an effort to benefit net interest margin and mitigate interest rate risk.  The Bank prepaid $60.00 million of Federal Home Loan Bank borrowings during the year ended December 31, 2012.  The Bank incurred a prepayment penalty of $5.93 million recorded as loss on extinguishment of debt.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Highlights with respect to items on the Company’s balance sheet as of December 31, 2012 included the following:

•	Loans, net of allowance for loan losses and unamortized fees and costs totaling $1.725 billion.
•	Loan growth, net in 2012 of $38.73 million.
•	Deposit growth of $137.07 million in 2012. Deposits increased to $1.663 billion and included $41.54 million of brokered deposits.
•	Short-term borrowings decreased $14.00 million.
•	Federal Home Loan Bank borrowings decreased $60.00 million.
•	Stockholders’ equity increased $16.77 million to $225.20 million in 2012, with dividends having been paid in 2012 of $5.00 million.

Reference is made to Note 13 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its consolidated financial statements.

The return on average equity was 12.38% in 2012 compared to 14.96% in 2011.  The returns for the three previous years, 2010, 2009 and 2008, were 14.61%, 11.01% and 10.42%, respectively.  The Company remains well capitalized as of December 31, 2012 with total risk-based capital at 16.66% and Tier 1 risk-based capital at 15.41%.  The minimum regulatory guidelines are 8% and 4% respectively.  The Company paid a dividend per share of $1.05 in 2012, $1.00 in 2011 and $0.91 in the year ended December 31, 2010.

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance as of December 31, 2012 and 2011 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Financial Position

Year End Amounts (Amounts In Thousands)	2012	2011	2010	2009	2008

Total assets	$2,099,720	$2,018,297	$1,931,283	$1,830,626	$1,780,793
Investment securities	234,244	222,095	216,603	214,098	214,559
Loans held for sale	28,256	24,615	10,390	7,976	8,490
Loans, net	1,697,002	1,661,916	1,561,430	1,503,981	1,469,840
Deposits	1,662,544	1,525,477	1,480,741	1,347,427	1,237,886
Federal Home Loan Bank borrowings	125,000	185,000	195,000	225,000	265,000
Redeemable common stock	30,715	27,826	24,945	22,900	23,815
Stockholders' equity	225,196	208,429	166,269	151,775	139,362

Total assets at December 31, 2012 increased $81.42 million, or 4.03%, from the prior year-end.  Asset growth from 2010 to 2011 was $87.01 million and represented a 4.51% increase.  The largest growth in assets occurred in Net Loans, which increased $35.09 million and $100.49 million for the years ended December 31, 2012 and 2011, respectively.  Loans held for sale to the secondary market increased $3.64 million and $14.23 million for the years ended December 31, 2012 and 2011, respectively.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $1.722 billion and $1.692 billion at December 31, 2012 and 2011, respectively.

The local economy that generated increased demand for loans was a significant factor in the trend of increasing net loans in each of the last five years.  The trend of increasing net loans may not be indicative of future performance.

Loans secured by real estate represent the largest increase in loan growth.  These loans increased $5.90 million in 2012 and increased $93.14 million in 2011.  Loans secured by real estate include loans for one-to-four family residential properties, multi-family properties, agricultural real estate and commercial real estate.

On a net basis, the Company originated $34.05 million and $110.36 million in loans to customers for the years ended December 31, 2012 and 2011, respectively.  Net loan originations decreased 69.15% in 2012 compared to 2011.  The decrease in loan originations in 2012 as compared to 2011 is reflective of the overall economic conditions in the Company’s trade area.  The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  It is the Company’s policy to purchase or sell participations related to existing customers or to participate in community development activity.  The Company had participations purchased of $10.44, $4.08 and $4.15 million as of December 31, 2012, 2011 and 2010, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The Company did not experience a material change in the composition of its loans held for investment in 2012 or 2011.  Residential real estate loans, including first and junior liens, were $687.85, $682.23 and $628.07 million as of December 31, 2012, 2011 and 2010, respectively.  The dollar total of residential real estate loans increased 0.83% in 2012 and 8.62% in 2011.  Residential real estate loans were 39.98% of the loan portfolio at December 31, 2011, 40.36% at December 31, 2011 and 39.51% at December 31, 2010.  Commercial real estate loans totaled $312.51 million at December 31, 2012, a 1.22% decrease over the December 31, 2011 total of $316.33 million.  Commercial real estate loans increased 4.74% in 2011.  Commercial real estate loans totaled $302.02 million at December 31, 2010.  Commercial real estate loans represented 18.15%, 18.69% and 18.99% of the Company’s loan portfolio as of December 31, 2012, 2011 and 2010, respectively. The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 125.27% of Tier 1 capital as of December 31, 2012.

Commercial real estate building permit information for 2012 was not available at the time of this report for Johnson County or Linn County. While there has been weakness in the national commercial real estate markets, the Company has not experienced the high level of stress or deterioration in its commercial real estate portfolio that has occurred in some other markets.

The following tables present residential real estate trends in the United States, Midwest, Iowa and the two largest counties in the Company’s trade area.

1 to 4 Family Residential Real Estate Sales Statistics
($ values in Thousands)

	2012	2011	2010

United States
- Number of Sales	4,650,000	4,260,000	4,908,000
- Average Sales Price	$225,100	$214,000	$220,000

Midwest
- Number of Sales	1,070,000	910,000	1,076,000
- Average Sales Price	$174,000	$166,900	$172,500

Iowa
- Number of Sales	62,160	55,500	56,300
- Average Sales Price	$149,950	$135,500	$140,589

Johnson County, Iowa
- Number of Sales	2,640	2,291	2,227
- Average Sales Price	$185,807	$199,513	$177,636

Linn County, Iowa
- Number of Sales	3,993	3,666	3,867
- Average Sales Price	$158,560	$145,663	$155,056

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

1 to 4 Family Residential Real Estate Building Permits
($ values in Thousands)

	2012	2011	2010

United States
- Number of Permits	538,920	434,258	456,530
- Total Value of Permits	$113,096,062	$87,805,676	$88,986,665

Midwest
- Number of Permits	92,317	74,668	79,678
- Total Value of Permits	$18,887,401	$14,636,252	$14,780,234

Iowa
- Number of Permits	7,672	6,006	6,257
- Total Value of Permits	$1,450,376	$1,135,169	$1,089,404

Johnson County, Iowa
- Number of Permits	559	414	391
- Total Value of Permits	$123,913	$87,661	$83,021

Linn County, Iowa
- Number of Permits	624	571	680
- Total Value of Permits	$73,859	$67,704	$73,742

Multi-Family Residential Real Estate Building Permits
($ values in Thousands)

	2012	2011	2010

United States
- Number of Permits	276,592	176,449	130,628
- Total Value of Permits	$26,177,446	$15,831,053	$12,020,951

Midwest
- Number of Permits	38,300	26,366	20,740
- Total Value of Permits	$3,399,318	$2,051,920	$1,876,063

Iowa
- Number of Permits	2,320	1,520	1,055
- Total Value of Permits	$256,361	$128,870	$101,127

Johnson County, Iowa
- Number of Permits	14	12	6
- Total Value of Permits	$24,774	$25,223	$10,935

Linn County, Iowa
- Number of Permits	4	2	2
- Total Value of Permits	$667	$801	$606

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The sales and building permit trends in the Company’s trade area have followed similar patterns as national, regional and state trends.  Decreases in housing prices have been less severe in the Company’s trade area as average sales prices have decreased less than national averages.  In addition, average sales prices have been affected by flood-related sales (especially in Linn County, Iowa) and several flood-related housing programs in both Linn and Johnson County.  The increased level of building permits is reflective of the overall activity in the Company’s trade area.

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment that remain below national and state levels.  The following table shows unemployment as of December 31, 2012, 2011 and 2010 and median income information as of December 31, 2011, 2010 and 2009, as December 31, 2012 information is not available as of the date of this report:

	Unemployment Rate %			Median Income

	2012	2011	2010	2011	2010	2009
United States	7.8%	8.5%	9.4%	$50,502	$50,046	$50,221
State of Iowa	4.9%	5.6%	6.3%	49,545	48,031	48,065
Johnson County	3.6%	4.2%	4.3%	53,570	51,014	48,955
Linn County	5.3%	6.0%	6.0%	55,772	54,806	53,700
Washington County	4.1%	4.9%	4.9%	50,559	47,118	49,760

It is uncertain how the Company’s trade area and Iowa’s economy will recover from the national economic recession.  Competition for quality loans and deposits will continue to be a challenge.  In Johnson and Linn Counties, new banks and credit unions have been opened in the last few years.  Between 2007 and 2012, six new banking locations were added in Johnson County and one was added in Linn County.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Total deposits increased by $137.07 million in 2012 of which $9.42 million was from brokered deposits.  Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, decreased from $52.79 million to $38.78 million.  Federal funds purchased decreased $12.41 million and repurchase agreements decreased $1.60 million.  FHLB borrowings decreased from $185.00 million to $125.00 million.  Deposits increased by $44.74 million in 2011.  As of June 30, 2012 (latest data available), Johnson County total deposits were $3.751 billion and the Company’s deposits were $1.116 billion, which represent a 29.7% market share.  The Company had nine office locations in Johnson County as of June 30, 2012.  The total banking locations in Johnson County was 57 as of June 30, 2012.  At June 30, 2011, the Company’s deposits were $1.010 billion or a 31.3% market share.  At $5.195 billion as of June 30, 2012, the Linn County deposit market is significantly larger than the Johnson County deposit market of $3.751 billion.  As of June 30, 2012, Linn County had 107 total banking locations.  The six Linn County offices of the Company had deposits of $344.53 million or a 6.6% share of the market.  The Company’s Linn County deposits at June 30, 2011 were $330.55 million and represented a 7.0% market share.  As of June 30, 2012, the Company’s two Washington County offices had deposits of $103.79 million which was 19.9% of the County’s total deposits of $521.27 million.  Washington County had a total of 13 banking locations as of June 30, 2012.  In 2011, the Company’s Washington County deposits were $96.52 million or an 18.8% market share.

Investment securities increased $14.82 million in 2012. In 2011, investment securities increased by $5.87 million.  The investment portfolio consists of $226.18 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio, which includes tax exempt securities, is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2012, the major funding source for the growth in loans was the $137.07 million increase in deposits. In 2011, the major sources of funding for the growth in loans were deposit growth of $44.74 million and $25.83 million received from the stock issuance.  Brokered deposits totaled $41.54 million and $32.12 million as of December 31, 2012 and 2011, respectively.  Total advances from the FHLB were $125.00 million and $185.00 million at December 31, 2012 and 2011, respectively.  It is expected that the FHLB funding source and brokered deposits funding will be considered in the future if loan growth exceeds deposit increases and the interest rates on funds borrowed from the FHLB and interest rates on brokered deposits are favorable compared to other funding alternatives.

Stockholders’ equity was $225.20 million at December 31, 2012 compared to $208.43 million at December 31, 2011.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $107.05 million and paid shareholders dividends of $21.55 million, or 20.13% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% Increase (Decrease)	Earnings Per Share - Diluted
	(In Thousands)
2012	$26,833	0.21%	$5.68
2011	26,777	14.84	6.01
2010	23,316	45.86	5.28
2009	15,985	13.05	3.60
2008	14,140	(12.41)	3.15

Net income for 2012 increased by $0.06 million or 0.21% and diluted earnings per share decreased by 5.49%.  The decrease in net interest margin of 25 basis points accounted for a decrease of $5.73 million in net interest income. The growth in earning assets increased net interest income by $4.44 million. Other income increased by $2.27 million, the provision for loan losses decreased by $8.51 million and total expenses increased by $9.71 million.

Annual fluctuations in the Company's net income continue to be driven primarily by three generally recurring important factors. The first important factor is net interest margin. Net interest income of $67.69 million in 2012 was derived from the Company's $1.950 billion of average earning assets and its net interest margin of 3.60%, compared to $1.860 billion of average earning assets and a 3.85% net interest margin in 2011. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.50% would result in a $1.95 million decrease in income before taxes.  Similarly, an increase in the net interest margin of 10 basis points to 3.70% would increase income before taxes by $1.95 million.  Net interest margin decreased in 2011 to 3.85% from 3.95% in 2010.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $1.750 billion at the end of 2012. The Company’s allowance for loan losses was $25.16 million at December 31, 2012.  The allowance in 2012 decreased in comparison to 2011 due to loan growth of $36.74 million, a decrease in net charge-offs of $2.14 million and a decreased provision for loan losses of $8.51 million.  The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled a $2.85 million reduction of expense for 2012 and a $5.66 million and $8.93 million of expense for 2011 and 2010, respectively. (See Note 3 to the Consolidated Financial Statements.)  A detailed discussion is included in the Provision for Loan Losses section below.

The amount of mortgage loans sold on the secondary market and the resulting gain or loss is the third factor that can cause fluctuations in net income. Loans originated in 2012 totaled $328.58 million compared to $187.54 million in 2011 and $264.19 million in 2010, an increase of 75.21% from 2011 and an increase of 24.37% from 2010.  For the years ended December 31, 2012, 2011 and 2010, the net gain on sale of loans was $3.55, $1.99 and $3.60 million, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The average interest rate for a 30 year fixed rate loan during the year ended December 31, 2012 was 3.53%.  The average interest rate for the same type of loan was 4.44% for the year ended December 31, 2011.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  During the years ended December 31, 2012 and 2011, secondary market rates were favorable resulting in substantial volume of loans sold.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company cannot predict the extent to which any future discontinuation of purchases of agency-guaranteed mortgage-backed securities by the Federal Reserve may result in secondary market rates becoming less favorable and a reduction in secondary market activity involving mortgage loans.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

In addition, the Bank prepaid $60.00 million of Federal Home Loan Bank borrowings during the year ended December 31, 2012 as part of a strategy to utilize the Bank’s liquidity, improve net interest margin and decrease interest rate risk in the future.  As a result, the Bank incurred a one-time prepayment penalty of $5.93 million, which it recorded as loss on extinguishment of debt.  The one-time prepayment had a significant impact on the Company net income for the fiscal year.

Net income for 2011 was $26.78 million, or diluted earnings per share of $6.01.  For 2011, diluted earnings per share increased by $0.73 per share compared to 2010. Net interest income increased $1.84 million for the year ended December 31, 2011 compared to 2010.  This increase in net interest income was due to an increase in average earning assets of $106.23 million in 2011.  Noninterest income decreased 7.94% in 2011 to $18.50 million.  Noninterest expense decreased from $45.75 million in 2010 to $44.23 million in 2011, or 3.32%.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to new loans.  The net interest margin decreased in 2012 to 3.60% and this compares to 3.85% in 2011, 3.95% in 2010, 3.55% in 2009 and 3.47% in 2008.  The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.

Net interest income on a tax-equivalent basis changed in 2012 as follows:

	Change In	Change In		Increase (Decrease)
	Average	Average		Volume	Rate	Net
	Balance	Rate		Changes	Changes	Change
	(Amounts In Thousands)
Interest income:
Loans, net	$63,798	(0.41	) %	$3,443	$(6,644)	$(3,201)
Taxable securities	(6,341)	(0.73)		(164)	(736)	(900)
Nontaxable securities	7,087	(0.36)		339	(422)	(83)
Interest-bearing cash and cash equivalents	25,045	-		63	1	64
Federal funds sold	(39)	(0.01)		-	-	-
	$89,550			$3,681	$(7,801)	$(4,120)
Interest expense:
Interest-bearing demand deposits	$47,165	(0.05	) %	$(125)	$148	$23
Savings deposits	24,348	(0.07)		(60)	289	229
Time deposits	(19,016)	(0.27)		387	1,626	2,013
Short-term borrowings	(5,199)	(0.25)		18	131	149
FHLB borrowings	(13,143)	0.07		541	(129)	412
Interest-bearing other liabilities	(62)	(0.25)		1	7	8
	$34,093			$762	$2,072	$2,834
Change in net interest income				$4,443	$(5,729)	$(1,286)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net interest income on a tax equivalent basis changes for 2011 were as follows:

	Change In	Change In		Increase (Decrease)
	Average	Average		Volume	Rate	Net
	Balance	Rate		Changes	Changes	Change
	(Amounts In Thousands)
Interest income:
Loans, net	$94,500	(0.39	) %	$5,384	$(6,224)	$(840)
Taxable securities	510	(0.56)		20	(603)	(583)
Nontaxable securities	12,168	(0.34)		624	(382)	242
Interest-bearing cash and cash equivalents	(528)	(0.01)		(1)	(3)	(4)
Federal funds sold	(416)	0.06		-	-	-
	$106,234			$6,027	$(7,212)	$(1,185)
Interest expense:
Interest-bearing demand deposits	$38,680	(0.19	) %	$(173)	$512	$339
Savings deposits	26,233	(0.25)		(138)	992	854
Time deposits	(4,427)	(0.30)		112	1,907	2,019
Short-term borrowings	4,721	(0.36)		(49)	172	123
FHLB borrowings	(7,608)	0.05		317	(196)	121
Interest-bearing other liabilities	251	(1.02)		(7)	29	22
	$57,850			$62	$3,416	$3,478
Change in net interest income				$6,089	$(3,796)	$2,293

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2012	2011	2010

Yield on average interest-earning assets	4.69%	5.15%	5.53%
Rate on average interest-bearing liabilities	1.36	1.57	1.87
Net interest spread	3.33	3.58	3.66
Effect of noninterest-bearing funds	0.27	0.27	0.29
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.60%	3.85%	3.95%

The net interest margin decreased 25 basis points in 2012 and decreased 10 basis points in 2011.  The net interest spread decreased 25 basis points in 2012 and decreased 8 basis points in 2011.  The decrease in the net interest margin and net interest spread in 2012 are the result of continued low interest rates.  The Company was not able to reprice some assets (particularly loans) more quickly than some liabilities repriced resulting in decreased net interest margin and spread.

During 2012, the Federal Open Market Committee maintained the target rate at 0.25%.  The target rate has remained at 0.25% since December 2008.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2012, the average rate indexes for the one, three and five year indexes were 0.15%, 0.38% and 0.76%, respectively.  The one year index increased 25.00% from December 31, 2011, the three year index decreased 5.00% and the five year index decreased 15.56%.  During 2012 and 2011, the average federal funds rate remained the same at 0.25%.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Provision for Loan Losses

The provision for loan losses totaled a reduction in expense of $2.85 million in 2012 and an expense of $5.66 million and $8.93 million for 2011 and 2010, respectively.  Loan charge-offs net of recoveries were $2.14 million in 2012, $4.74 million in 2011 and $8.86 million in 2010.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The reduction in 2012 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

The allowance for loan losses decreased $4.99 million in 2012.  For 2012, there was a decrease of $0.91 million due to the volume increase in pass rated loans outstanding of $56.19 million as well as the composition of new loans added in 2012.  There was an additional decrease of $4.08 million in the amount allocated to the allowance due to a combination of improvement in credit quality and losses recognized.

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

The Bank regularly reviews loans in the portfolio and assesses whether the loans are impaired in accordance with ASC 310-10-35, Accounting by Creditors for Impairment of a Loan (formerly FAS 114).  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured.  Loans that are determined not to be impaired and for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The determination concerning the appropriate percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due loans, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in TDR loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

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

Management has determined that the allowance for loan losses was appropriate at December 31, 2012, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2012, the unemployment levels in Johnson County and Linn County were 3.6% and 5.3%, respectively, compared to 4.2% and 6.0% in December of 2011.  These levels compare favorably to the State of Iowa at 4.9% and the national unemployment level at 7.8% in December 2012 compared to 5.6% and 8.5%, respectively in December 2011.

The residential rental vacancy rates in 2012 in Johnson County, the largest trade area for the Company, were estimated at 3.2% in Iowa City, Coralville and North Liberty and 2.1% in the Cedar Rapids area. The estimated vacancy rates for Iowa City, Coralville and North Liberty was 3.2% and 5.0% in the Cedar Rapids area one year ago.  The State of Iowa vacancy rate is 5.5% and the national rate is 8.7% with the Midwest rate at 9.3%.  These vacancy rates one year ago were 7.0%, 9.4% and 9.7%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Due to the unstable national economic conditions, favorable vacancy rates may not continue in 2013.  Vacancy rates may rise and affect the overall quality of the loan portfolio.

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2012, 2011 and 2010, recoveries were $2.89 million, $2.39 million and $2.34 million, respectively; charge-offs were $5.03 million, $7.13 million and $11.19 million in 2012, 2011 and 2010, respectively.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Overall credit quality may deteriorate in 2013.  Such deterioration could cause increases in impaired loans, allowance for loan losses provision expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.

The allowance for loan losses totaled $26.15 million at December 31, 2012 compared to $30.15 million at December 31, 2011.  The percentage of the allowance to outstanding loans was 1.46% and 1.78% at December 31, 2012 and 2011, respectively.  The percentage decrease was due to loan growth, fewer substandard loans and a decrease in charge-offs.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and overall increases in Net Loans outstanding. The Company’s methodology for determining the allowance for loan losses was refined in the third quarter of 2010 to revise and update historical loss percentages applied to loan categories under ASC 450-20.  The refined methodology did not result in a materially different determination of the allowance for loan losses.

Impaired loans increased by $1.28 million from December 31, 2011 to December 31, 2012.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The increase in impaired loans is due to an increase in TDR loans of $1.54 million from December 31, 2011 to December 31, 2012 as the result of 16 additional restructured loans.  Most of the impaired loans are secured by real estate and are believed to be adequately collateralized.

The ratio of the allowance for loan losses to impaired loans was 84.55% and 105.87% at December 31, 2012, and 2011, respectively.  This ratio is monitored as a part of the Company’s loan loss methodology.  Charge-offs in 2012 improved due to the stable economic conditions.

The ratio of impaired loans to total gross loans was 1.73% and 1.68% at December 31, 2012 and 2011, respectively. The increase in the 2012 ratio is due to the increase in TDR loans. See discussion of TDR loans in Item 1.  In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or extension of the maturity date.  Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that otherwise would not be considered.  TDR loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.  The Bank’s TDR loans occur on a case-by-case basis in connection with ongoing loan collection processes.

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

Noninterest Income

The following table sets forth the various categories of noninterest income for the year ended December 31, 2012 and 2011.

	Year Ended December 31,			$ Change		% Change
	2012	2011	2010	2012/2011	2011/2010	2012/2011	2011/2010
	(Amounts in thousands)

Net gain on sale of loans	$3,549	$1,986	$3,602	$1,563	$(1,616)	78.70%	(44.86	) %
Trust fees	4,616	4,349	4,026	267	323	6.14	8.02
Service charges and fees	7,815	7,579	7,971	236	(392)	3.11	(4.92)
Rental revenue on tax credit real estate	1,587	1,470	1,672	117	(202)	7.96	(12.08)
Net gain on sale of other real estate owned and other reposessed assets	782	653	-	129	653	19.75	100.00
Other noninterest income	2,420	2,467	2,828	(47)	(361)	(1.91)	(12.77)
	$20,769	$18,504	$20,099	$2,265	$(1,595)

The noninterest income of the Company was $20.77 million in 2012 compared to $18.50 million in 2011.  The increase of $2.27 million in 2012 was the result of a combination of factors discussed below.  In 2011, the total other income decreased $1.60 million from 2010.

The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The gain was $3.55 million in 2012, $1.99 million in 2011 and $3.60 million in 2010.  The dollar volume of loans sold in 2012 was approximately 175.21% of the volume in 2011 and 124.37% of the activity experienced in 2010.  The volume of activity in these types of loans is directly related to the level of interest rates and the number of new home sales and refinancings. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.27 million to $4.62 million in 2012.  Trust fees increased $0.32 million in 2011.  As of December 31, 2012, the Bank’s Trust Department had $1.121 billion in assets under management compared to $1.025 billion and $979.52 million at December 31, 2011 and 2010, respectively.  Trust fees are based on total assets under management.  The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 48.8% of assets under management.  In 2012, the Dow Jones Industrial Average increased 7.26%.  The market value of the Dow Jones Industrial Average increased over 5.53% in 2011 and increased over 11.03% in 2010.

The net gain on sale of other real estate owned and other repossessed assets increased $0.13 million to $0.78 million for the year ended December 31, 2012. The total net gain on sale of other real estate owned consisted of a $0.16 million fair market value loss adjustment on 8 properties within other real estate owned and a $0.94 million net gain on sale of 27 properties for a net gain of $0.78 million.  During the same period in 2011, the loss consisted of a $0.20 million fair market value loss adjustment on 13 such properties, a $0.85 million net gain on sale of 39 such properties for a net gain of $0.65 million.  The net gain on sale of other real estate owned increased in 2012 due to the value of such sales coupled with fair value adjustments.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2012 and 2011.

	Year Ended December 31,			$ Change		% Change
	2012	2011	2010	2012/2011	2011/2010	2012/2011	2011/2010
	(Amounts in thousands)

Salaries and employee benefits	$23,793	$22,749	$22,480	$1,044	$269	4.59%	1.20%
Occupancy	3,332	3,190	3,163	142	27	4.45	0.85
Furniture and equipment	4,573	3,618	4,100	955	(482)	26.40	(11.76)
Office supplies and postage	1,481	1,302	1,368	179	(66)	13.75	(4.82)
Advertising and business development	2,721	2,173	2,058	548	115	25.22	5.59
Outside services	6,712	6,656	6,506	56	150	0.84	2.31
Rental expenses on tax credit real estate	2,548	1,719	2,517	829	(798)	48.23	(31.70)
FDIC insurance assessment	1,036	1,283	2,074	(247)	(791)	(19.25)	(38.14)
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	5,925	-	-	5,925	-	100.00	-
Net loss on sale of other real estate owned and other repossessed assets	-	-	6	-	(6)	-	(100.00)
Other noninterest expense	1,810	1,536	1,476	274	60	17.84	4.07
	$53,931	$44,226	$45,748	$9,705	$(1,522)

Total noninterest expenses were $53.93 and $44.23 million for the years ended December 31, 2012 and 2011, respectively. The increase is $9.71 million or 21.94% in 2012 and a decrease of $1.52 million or 3.33% in 2011.

Salaries and employee benefits, the largest component of noninterest expense, increased $1.04 million in 2012, a 4.59% change.  A component of salaries and employee benefits expense is compensation expense related to the officers’ deferred compensation plan and costs associated with restricted common stock awarded to various officers which increased $0.12 million in 2012.  This increase is primarily the result of the change in the appraised value of the Company’s common stock.  As a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company obtains a quarterly independent appraisal of the shares of stock.  The appraised value of the Company’s stock was $70.00 as of December 31, 2012 and $64.00 as of December 31, 2011. Another component of salaries and employee benefits expense is profit sharing plan expense which totaled $1.51 million in 2012.  This expense increased $0.04 million, or 2.60%, from 2011 and includes the Company’s contribution to its ESOP plan.  (See Note 9 to the Consolidated Financial Statements).  The increase is primarily the result of the discretionary contribution that was 9.00% of eligible employee salaries for the years ended December 31, 2012 and 2011.  Salaries and employee benefits expenses increased by $0.76 million in direct salary expense resulting from annual salary adjustments and an increase in accrued real estate lender incentives due to volume and activity.

Furniture and equipment expenses increased $0.96 million in 2012 partially due to the addition of a three new bank branches during 2012.  An additional component of the increase is maintenance contract expense, which increased $0.35 million during the year ended December 31, 2012 as compared to the same period in 2011.

Advertising and business development expense increased $0.55 million from 2011 to 2012. Factors in this increase include the addition of a debit card usage reward program in 2012 which generated of $0.36 million in expenses and an increase in bank provided customer seminars resulting in $0.04 in additional expense.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Noninterest Expenses (Continued)

Outside services expense increased $0.06 million for the year ended December 31, 2012 compared to the same period in 2011.  Outside services include professional fees, courier services and ATM fees, and processing charges for the merchant credit card program, retail credit cards and other data processing services. Debit card processing expenses increased $0.09 million due to an increase in the volume of transactions in 2012 compared to 2011.

Rental expenses on tax credit real estate increased $0.83 million in 2012.  The increase is the result of an increase in operating expenses of the tax credit real estate in which the company invests.

FDIC insurance assessment expense was $1.04 million for the year ended December 31, 2012.  This is a decrease of $0.25 million when compared to the same period in 2011.  The decrease in FDIC insurance premium expense is due to the change in the premium calculation base by the FDIC.  At December 31, 2012, the Company had recorded prepaid FDIC insurance of $2.96 million which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.  The balance remaining in prepaid FDIC insurance at June 30, 2013 after all 2012 assessments have been paid will be refunded to the Company.

In an effort to utilize the Bank’s liquidity, improve net interest margin and decrease interest rate risk in the future the Bank prepaid $60.00 million of Federal Home Loan Bank borrowings during the year ended December 31, 2012.  The Bank incurred a prepayment penalty of $5.93 million recorded as loss on extinguishment of debt.

Other noninterest expense was $1.81 million for the year ended December 31, 2012, an increase of $0.27 million over the same period in 2011.  Other noninterest expense includes fraud losses related to customer credit and debit cards, ATM activity and customer deposit accounts.  This expense increased $0.48 million in 2012 due to increased incidents of unauthorized use of customer credit and debit cards.

Total noninterest expenses were $45.75 million for the year ended December 31, 2010.  The decrease in expenses in 2011 was $1.52 million.  This included an increase of $0.267 million in salaries and benefits, which was the direct result of salary adjustments and restricted stock awards increases due to the increase in the appraised value of the Company stock. Occupancy expense increased $0.27 million due mainly to increases in property tax, depreciation expense and janitorial expense.  Furniture and equipment expense decreased $0.48 million in 2011 when compared to 2010 as a result of the costs related to equipment and software maintenance contracts.  In addition, there was an increase in outside services of $0.15 million.  Outside services include professional fees, courier services and ATM fees.  Attorneys’ fees decreased $0.17 million due to the Company utilizing in-house counsel for credit-related matters.  Credit card, debit card and merchant card processing expenses, along with data processing expenses, increased $0.12 million due to the volume of transactions.  FDIC insurance expense decreased $0.79 million in 2011 due to the change in the premium calculation base.

Income Taxes

Income tax expense was $10.54, $10.83 and $9.26 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Income taxes as a percentage of income before income taxes were 28.21% in 2012, 28.80% in 2011 and 28.42% in 2010.  The amount of tax credits were $1.99, $1.99 and $1.91 million for 2012, 2011 and 2010, respectively.  In 2010, the Company invested in a seventh tax credit property.  Credits related to this new property are approximately $3.0 million and are expected to be recognized over a ten year period starting in 2010.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Impact of Recently Adopted and Issued Accounting Standards and Legislative Developments

Recently Adopted Accounting Standards

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

In May 2011, the FASB issued a new standard that provides guidance about how fair value should be determined where it already is required or permitted under international financial reporting standards (“IFRS”) or accounting principles generally accepted in the United States (“GAAP”).  For GAAP, most of the changes were clarifications of existing guidance or wording changes to align with IFRS.  The new standard became effective for the Company beginning January 1, 2012.  The adoption did not have a material impact on the Company’s financial position.  The Company added additional disclosure requirements to Note 13: Fair Value Measurements.

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

Recently Issued Accounting Standards

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

Effects of Inflation

The consolidated financial statements and the accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature.  As a result, interest rates have a more significant impact in the Company’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.  In the current economic environment, liquidity and interest rate adjustments are features of the Company’s asset/liability management, which are important to the maintenance of acceptable performance levels.  Item 7A of this Form 10-K contains a more thorough discussion of interest rate risk.  The Company attempts to maintain a balance between monetary assets and monetary liabilities, over time, to offset the potential effects of changing interest rates.

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $3.37 million as of December 31, 2012.  In 2012, the Company received dividends of $7.00 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $5.00 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $2.44 and $4.11 million for the years ended December 31, 2012 and 2011, respectively.

The Company filed with the Securities and Exchange Commission on Form S-3 a registration statement for the sale of up to $30 million of the Company’s common stock.  The Company sold during 2011 an additional 412,660 shares of the Company’s common stock for $63.00 per share, bolstering capital by $25.83 million after expenses.

The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary Bank, which affects the Bank’s dividends to the Company.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  In order to maintain acceptable capital ratios in the subsidiary Bank, certain of its retained earnings are not available for the payment of dividends. Retained earnings available for the payment of dividends to the Company totaled approximately $80.02 million, $66.40 million and $49.86 million as of December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $255.91 million and $236.26 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 12.19% at December 31, 2012 and 11.71% at December 31, 2011.  As of December 31, 2012, total equity was 10.73% of assets compared to 10.33% of assets at the prior year end.

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

As of December 31, 2012, risk-based capital standards require 8% of risk-weighted assets.  At least half of that 8% must consist of Tier I core capital (common stockholders' equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets).  Total risk-weighted assets are determined by weighting the assets according to their risk characteristics.  Certain off-balance sheet items (such as standby letters of credit and firm loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them risk weightings.  Any bank having a capital ratio less than the 8% minimum required level must, within 60 days, submit to the Federal Reserve a plan describing the means and schedule by which the Bank shall achieve the applicable minimum capital ratios.

The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the "Superintendent").  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by state banks, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve.  In certain circumstances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.  At December 31, 2012, the Tier 1 risk-based leverage ratio of the Bank was 11.82% and exceeded the ratio required by the Superintendent.

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2012 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
	Actual		Purposes	Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2012:
Company:
Total risk-based capital	$269,751	16.66%	8.00%	10.00%
Tier 1 risk-based capital	249,456	15.41	4.00	6.00
Leverage ratio	246,456	11.90	4.00	5.00
Bank:
Total risk-based capital	268,046	16.56	8.00	10.00
Tier 1 risk-based capital	247,757	15.31	4.00	6.00
Leverage ratio	247,757	11.82	4.00	5.00

The Bank is classified as "well capitalized" by FDIC capital guidelines.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

On a consolidated basis, 2012 cash flows from operations provided $25.81 million and net increases in deposits provided $137.07 million.  These cash flows were invested in Net Loans of $34.05 million and $64.17 million in purchases of investment securities.  In addition, $3.09 million was used to purchase property and equipment and leasehold improvements.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2012, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $344.12 million (see Note 15 to the Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2012, the Bank can obtain an additional $379.13 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $195.58 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  Other liquidity sources include a $10.00 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

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

As disclosed in Note 15 to the Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2012:

	Payments Due By Period
	(Amounts In Thousands)

		Less Than	One -	Three -	More Than
	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations:
Long-term debt obligations	$125,000	$-	$-	$105,000	$20,000
Operating lease obligations	1,419	386	548	376	109
Total contractual obligations:	$126,419	$386	$548	$105,376	$20,109

Other commitments:
Lines of credit	$344,120	$230,107	$89,374	$15,075	$9,564
Standby letters of credit	10,778	10,778	-	-	-
Total other commitments	$354,898	$240,885	$89,374	$15,075	$9,564

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The Bank opened an additional office location in North Liberty, Iowa, in February 2012.  The Bank provides retail and commercial banking services at this location and it serves as the new location of the Bank’s Trust and Wealth Management Department (the “Trust Department”).  The new office location enhances services available at the Trust Department, which is now housed with other traditional banking functions including deposit and loan services provided to the Bank’s retail and commercial customers.  The new office location has 18,600 square feet.  Construction costs for the building were $4.22 million and the Company purchased the land for $1.60 million.  The Bank has not incurred any debt for the construction of the new office.

The Bank has added two additional office leases in Iowa City, Iowa in February and March 2012.  The offices are located at the University of Iowa Memorial Union and the University of Iowa Hospitals and Clinics.  The Bank provides retail and commercial banking services at the new offices. Additional lease detail is disclosed in Note 15.

The Company and the Bank have no material commitments or plans that will materially affect liquidity or capital resources.  Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is to changes in interest rates.  Interest rate risk is the risk to current or anticipated earnings or capital arising from movements in interest rates.  Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk.  Repricing risk is the difference between the timing of rate changes and the timing of cash flows.  Basis risk is the difference from changing rate relationships among different yield curve affecting Bank activities.  Yield curve risk is the difference from changing rate relationships across the spectrum of maturities.  Option risk is the difference resulting from interest-related options imbedded in Bank products.  The Bank’s primary source of interest rate risk exposure arises from repricing risk.  To measure this risk the Bank uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Bank’s assets and liabilities and an earnings simulation approached.  The gap schedule is known as the interest rate sensitivity report.  The report reflects the repricing characteristics of the Bank’s assets and liabilities.  The report details the calculation of the gap ratio.  This ratio indicated the amount if interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

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

The Bank maintains an Asset/Liability Committee, which meets at least quarterly to review the interest rate sensitivity position and to review and develop various strategies for managing interest rate risk within the context of the following factors: 1) capital adequacy, 2) asset/liability mix, 3) economic outlook, 4) market characteristics and 5) the interest rate forecast.  In addition, the Bank uses a simulation model to review various assumptions relating to interest rate movement.  The model attempts to limit rate risk even if it appears the Bank’s asset and liability maturities are perfectly matched and a favorable interest margin is present.  The Bank’s policy is to generally maintain a balance between profitability and interest rate risk.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

The table set forth below includes the portion of the balances in interest-bearing checking, savings and money market accounts that management has estimated to mature within one year. The classifications are used because the Bank’s historical data indicates that these have been very stable deposits without much interest rate fluctuation.  Historically, these accounts would not need to be adjusted upward as quickly in a period of rate increases so the interest risk exposure would be less than the re-pricing schedule indicates. The FHLB borrowings are classified based on either their due date or if they are callable on their most likely call date based on the interest rate.

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total

Earning assets:
Excess Cash	$23,426	-	-	-	-	-	$23,426
Federal funds sold	-	-	-	-	-	-	-
Investment securities	-	620	5,508	7,207	18,931	201,978	234,244
Loans	8,989	174,193	36,915	72,727	113,104	1,344,490	1,750,418
Total	32,415	174,813	42,423	79,934	132,035	1,546,468	2,008,088
Sources of funds:
Interest-bearing checking and savings accounts	85,700	-	-	-	-	717,009	802,709
Certificates of deposit	-	20,356	40,627	71,040	104,045	349,794	585,862
FHLB borrowings	-	-	-	-	-	125,000	125,000
Federal funds and repurchase agreements	38,783	-	-	-	-	-	38,783
	124,483	20,356	40,627	71,040	104,045	1,191,803	1,552,354
Other sources, primarily noninterest-bearing	-	-	-	-	-	273,973	273,973
Total sources	124,483	20,356	40,627	71,040	104,045	1,465,776	1,826,327
Interest Rate Gap	$(92,068)	$154,457	$1,796	$8,894	$27,990	$80,692	$181,761

Cumulative Interest Rate Gap at December 31, 2012	$(92,068)	$62,389	$64,185	$73,079	$101,069	$181,761

Gap Ratio	0.26	8.59	1.04	1.13	1.27	1.06

Cumulative Gap Ratio	0.26	1.43	1.35	1.28	1.28	1.10

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

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$127,141	$50,615	$99,721	$144,528	$248,686	$172,039	$842,730	$878,354
Average interest rate	4.93%	5.66%	5.16%	4.80%	4.38%	4.24%	4.68%

Loans, variable:
Balance	$224,331	$55,267	$84,131	$154,178	$191,802	$169,126	$878,835	$898,914
Average interest rate	4.52%	6.35%	5.02%	4.62%	4.37%	4.58%	4.68%

Investments (1):
Balance	$40,682	$43,270	$31,650	$26,537	$19,518	$72,587	$234,244	$234,244
Average interest rate	3.04%	2.30%	2.23%	3.02%	4.03%	3.18%	2.91%

Liabilities:
Liquid deposits (2):
Balance	$802,709	$-	$-	$-	$-	$-	$802,709	$802,712
Average interest rate	0.23%	0.00%	0.00%	0.00%	0.00%	0.00%	0.23%

Deposits, certificates:
Balance	$236,068	$137,355	$123,171	$62,342	$26,926	$-	$585,862	$594,430
Average interest rate	1.44%	1.69%	2.22%	2.49%	1.78%	0.00%	1.96%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes NOW and other demand, savings and money market funds.

Item 8.       Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 65 through 133.

.3

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheet of Hills Bancorporation as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2012.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hills Bancorporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD LLP

Springfield, Missouri
March 13, 2013

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited Hills Bancorporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Hills Bancorporation’s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Audit Committee, Board of Directors and Stockholders
Hills Bancorporation

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Hills Bancorporation and our report dated March 13, 2013, expressed an unqualified opinion.

/s/ BKD LLP

Springfield, Missouri
March 13, 2013

2500 Ruan Center 666 Grand Avenue Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hills Bancorporation:

We have audited the accompanying consolidated balance sheet of Hills Bancorporation and subsidiary (the Company) as of December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation and subsidiary as of December 31, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Des Moines, Iowa
March 9, 2012

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Amounts In Thousands, Except Shares)

ASSETS	2012	2011
Cash and cash equivalents	$63,582	$29,291
Investment securities available for sale at fair value (amortized cost 2012 $219,777 ; 2011 $203,312) (Notes 1, 2 and 13)	226,182	211,367
Stock of Federal Home Loan Bank	8,062	10,728
Loans held for sale	28,256	24,615
Loans, net of allowance for loan losses (2012 $25,160; 2011 $30,150) (Notes 1, 3, and 12)	1,697,002	1,661,916
Property and equipment, net (Note 4)	30,624	30,321
Tax credit real estate	18,745	20,130
Accrued interest receivable	7,851	8,689
Deferred income taxes, net (Note 10)	7,144	8,531
Other real estate	746	1,327
Goodwill	2,500	2,500
Prepaid FDIC insurance	2,957	3,879
Other assets	6,069	5,003
Total Assets	$2,099,720	$2,018,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$273,973	$223,378
Interest-bearing deposits (Note 5)	1,388,571	1,302,099
Total deposits	1,662,544	1,525,477
Short-term borrowings (Note 6)	38,783	52,785
Federal Home Loan Bank borrowings (Note 7)	125,000	185,000
Accrued interest payable	1,361	1,625
Other liabilities	16,121	17,155
Total Liabilities	1,843,809	1,782,042
Commitments and Contingencies (Notes 9 and 15)

Redeemable Common Stock Held By Employee Stock Ownership Plan (ESOP) (Note 9)	30,715	27,826

Stockholders' Equity (Note 11)
Common stock, no par value; authorized 10,000,000 shares; issued 2012 5,064,383 shares; 2011 5,051,901 shares	-	-
Paid in capital	42,241	41,467
Retained earnings	229,625	207,790
Accumulated other comprehensive income (Note 8)	3,955	4,974
Unearned ESOP shares	(1,513)	(2,017)
Treasury stock at cost (2012 328,065 shares; 2011 292,083 shares)	(18,397)	(15,959)
Total Stockholders' Equity	255,911	236,255
Less maximum cash obligation related to ESOP shares (Note 9)	30,715	27,826
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	225,196	208,429
Total Liabilities & Stockholders' Equity	$2,099,720	$2,018,297

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2012, 2011 and 2010
(Amounts In Thousands, Except Per Share Amounts)

	2012	2011	2010
Interest income:
Loans, including fees	$83,787	$87,032	$88,239
Investment securities:
Taxable	1,897	2,797	3,380
Nontaxable	3,397	3,451	3,294
Federal funds sold	134	70	74
Total interest income	89,215	93,350	94,987
Interest expense:
Deposits	13,724	15,989	19,200
Short-term borrowings	220	377	523
FHLB borrowings	7,583	7,995	8,116
Total interest expense	21,527	24,361	27,839
Net interest income	67,688	68,989	67,148
Provision for loan losses (Note 3)	(2,849)	5,661	8,925
Net interest income after provision for loan losses	70,537	63,328	58,223
Noninterest income:
Net gain on sale of loans	3,549	1,986	3,602
Trust fees	4,616	4,349	4,026
Service charges and fees	7,815	7,579	7,971
Rental revenue on tax credit real estate	1,587	1,470	1,672
Net gain on sale of other real estate owned and other repossessed assets	782	653	-
Other noninterest income	2,420	2,467	2,828
	20,769	18,504	20,099
Noninterest expenses:
Salaries and employee benefits	23,793	22,749	22,480
Occupancy	3,332	3,190	3,163
Furniture and equipment	4,573	3,618	4,100
Office supplies and postage	1,481	1,302	1,368
Advertising and business development	2,721	2,173	2,058
Outside services	6,712	6,656	6,506
Rental expenses on tax credit real estate	2,548	1,719	2,517
FDIC insurance assessment	1,036	1,283	2,074
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	5,925	-	-
Net loss on sale of other real estate owned and other repossessed assets	-	-	6
Other noninterest expenses	1,810	1,536	1,476
	53,931	44,226	45,748
Income before income taxes	37,375	37,606	32,574
Income taxes (Note 10)	10,542	10,829	9,258
Net income	$26,833	$26,777	$23,316

Earnings per share:
Basic	$5.69	$6.02	$5.29
Diluted	5.68	6.01	5.28

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011 and 2010
(Amounts In Thousands)

	2012	2011	2010

Net income	$26,833	$26,777	$23,316

Other comprehensive (loss) income, before tax
Unrealized holding (losses) gains arising during the period	$(1,656)	$3,581	$(2,227)
Less: reclassification adjustments for realized losses (gains) included in net income	6	(29)	(71)

Other comprehensive (loss) income, before tax	$(1,650)	$3,552	$(2,298)

Tax benefit (expense) related to other comprehensive income	631	(1,359)	879

Other comprehensive (loss) income, net of tax	$(1,019)	$2,193	$(1,419)

Comprehensive income	$25,814	$28,970	$21,897

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010
(Amounts In Thousands, Except Share Data)

						Maximum
						Cash
			Accumulated			Obligation
			Other	Unearned		Related
	Paid In	Retained	Comprehensive	ESOP	Treasury	To ESOP
	Capital	Earnings	Income (Loss)	Shares	Stock	Shares	Total

Balance, December 31, 2009	$14,582	$166,120	$4,200	$-	$(10,227)	$(22,900)	$151,775
Issuance of 6,236 shares of common stock	197	-	-	-	-	-	197
Forfeiture of 679 shares of common stock	(32)	-	-	-	-	-	(32)
Share-based compensation	15	-	-	-	-	-	15
Income tax benefit related to share-based compensation	113	-	-	-	-	-	113
Change related to ESOP shares	-	-	-	-	-	(2,045)	(2,045)
Net income	-	23,316	-	-	-	-	23,316
Cash dividends ($.91 per share)	-	(4,024)	-	-	-	-	(4,024)
Purchase of 29,494 shares of common stock	-	-	-	-	(1,627)	-	(1,627)
Other comprehensive loss	-	-	(1,419)	-	-	-	(1,419)
Balance, December 31, 2010	$14,875	$185,412	$2,781	$-	$(11,854)	$(24,945)	$166,269
Issuance of 388,376 shares of common stock	23,976	-	-	-	-	-	23,976
Forfeiture of 1,022 shares of common stock	(54)	-	-	-	-	-	(54)
Share-based compensation	16	-	-	-	-	-	16
Income tax benefit related to share-based compensation	132	-	-	-	-	-	132
Change related to ESOP shares	-	-	-	-	-	(2,881)	(2,881)
Purchase of 40,028 shares under the Employee Stock Ownership Plan	2,522	-	-	(2,522)	-	-	-
Release of 7,314 shares of common stock under the employee stock ownership plan	-	-	-	505	-	-	505
Net income	-	26,777	-	-	-	-	26,777
Cash dividends ($1.00 per share)	-	(4,399)	-	-	-	-	(4,399)
Purchase of 65,901 shares of common stock	-	-	-	-	(4,105)	-	(4,105)
Other comprehensive income	-	-	2,193	-	-	-	2,193
Balance, December 31, 2011	$41,467	$207,790	$4,974	$(2,017)	$(15,959)	$(27,826)	$208,429
Issuance of 12,825 shares of common stock	647	-	-	-	-	-	647
Issuance of 375 shares of common stock
under the employee stock purchase plan	25	-	-	-	-	-	25
Forfeiture of 718 shares of common stock	(41)	-	-	-	-	-	(41)
Share-based compensation	20	-	-	-	-	-	20
Income tax benefit related to share-based compensation	92	-	-	-	-	-	92
Change related to ESOP shares	-	-	-	-	-	(2,889)	(2,889)
Release of 8,724 shares of common stock under the employee stock ownership plan	31	-	-	504	-	-	535
Net income	-	26,833	-	-	-	-	26,833
Cash dividends ($1.05 per share)	-	(4,998)	-	-	-	-	(4,998)
Purchase of 35,892 shares of common stock	-	-	-	-	(2,438)	-	(2,438)
Other comprehensive loss	-	-	(1,019)	-	-	-	(1,019)
Balance, December 31, 2012	$42,241	$229,625	$3,955	$(1,513)	$(18,397)	$(30,715)	$225,196

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010
(Amounts In Thousands)

	2012	2011	2010
Cash Flows from Operating Activities
Net income	$26,833	$26,777	$23,316
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,788	2,425	2,568
Provision for loan losses	(2,849)	5,661	8,925
Net loss (gain) on sale of investment securities	6	(29)	(71)
Share-based compensation	20	16	15
Compensation expensed through issuance of common stock	1,032	921	46
Excess tax benefits related to share-based compensation	(92)	(132)	(113)
Forfeiture of common stock	(41)	(54)	(32)
Provision for deferred income taxes	2,018	(20)	(99)
Net (gain) loss on sale of other real estate owned and other repossessed assets	(782)	(653)	6
Decrease (increase) in accrued interest receivable	838	(3)	991
Amortization of discount on investment securities, net	1,027	966	906
Decrease in prepaid FDIC insurance	922	1,159	1,909
(Increase) decrease in other assets	(975)	(1,082)	363
(Decrease) increase in accrued interest and other liabilities	(1,298)	1,380	2,410
Loans originated for sale	(328,577)	(187,536)	(264,188)
Proceeds on sales of loans	328,485	175,297	265,376
Net gain on sales of loans	(3,549)	(1,986)	(3,602)
Net cash and cash equivalents provided by operating activities	25,806	23,107	38,726

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	48,615	45,616	43,658
Proceeds from sales of investment securities available for sale	721	529	4,892
Purchases of investment securities available for sale	(64,167)	(49,022)	(54,188)
Loans made to customers, net of collections	(34,052)	(110,867)	(69,049)
Proceeds on sale of other real estate owned and other repossessed assets	3,178	3,758	3,663
Purchases of property and equipment	(3,091)	(5,940)	(2,957)
Income from (investment in) tax credit real estate, net	1,385	830	(2,183)
Net cash and cash equivalents used in investing activities	(47,411)	(115,096)	(76,164)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2012, 2011 and 2010
(Amounts In Thousands)

	2012	2011	2010
Cash Flows from Financing Activities
Net increase in deposits	137,067	44,736	133,314
Net (decrease) increase in short-term borrowings	(14,002)	5,857	(21,606)
Borrowings from FHLB	-	-	10,000
Payments on FHLB borrowings	(60,000)	(10,000)	(40,000)
Borrowings from FRB	1	100	100
Payments on FRB borrowings	(1)	(100)	(100)
Issuance of common stock, net of costs	-	25,825	-
Stock options exercised	175	256	151
Excess tax benefits related to share-based compensation	92	132	113
Purchase of treasury stock	(2,438)	(4,105)	(1,627)
Dividends paid	(4,998)	(4,399)	(4,024)
Net cash and cash equivalents provided by financing activities	55,896	58,302	76,321

Increase (decrease) in cash and cash equivalents	$34,291	$(33,687)	$38,883

Cash and cash equivalents:
Beginning of year	29,291	62,978	24,095
End of year	$63,582	$29,291	$62,978

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$13,988	$16,360	$19,545
Interest paid on other obligations	7,803	8,372	8,567
Income taxes paid	9,773	11,225	8,007

Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$2,889	$2,881	$2,045
Transfers to other real estate owned	1,815	2,199	2,675

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involves certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2012 may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Cash Equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2012 and 2011, cash equivalents consisted primarily of deposits with other banks.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010, through December 31, 2012, at all FDIC-insured institutions.  This legislation expired on December 31, 2012.  Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

Investment securities:  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2012 and 2011.

Stock of the Federal Home Loan Bank is carried at cost.  The Company has evaluated the stock and determined there is no impairment.

Premiums and discounts on debt securities are amortized or accreted over the period to maturity of those securities.  The method of amortization results in a constant effective yield on those securities (the interest method).  Realized gains and losses on investment securities are included in income, determined on the basis of the cost of the specific securities sold.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Activities and Significant Accounting Policies (Continued)

Loans (continued):  The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2012, none of the Company’s nonaccrual loans were earning on a cash basis.

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

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property all which are affordable housing projects as of December 31, 2012.  The Bank has a 99% limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The properties are recorded at cost less accumulated depreciation.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2012, the Company had no material unrecognized tax benefits.

Goodwill:  Goodwill represents the excess of cost over the fair value of the net assets acquired, and is not subject to amortization, but requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life.

Prepaid FDIC insurance:  Prepaid FDIC insurance as of December 31, 2012 represents the remaining 13-quarter FDIC premium prepayment paid by the Bank for the years of 2009 through 2012.  The balance remaining in prepaid FDIC insurance after payment of the FDIC assessments for 2012 will be refunded to the Company in June 2013.  The expense for the FDIC insurance will be recorded on a quarterly basis as premiums are assessed.

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

	Year Ended December 31,
	2012	2011	2010
	(Amounts In Thousands)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	4,727,104	4,398,337	4,422,274
Weighted average number of net shares (redeemed) issued	(11,116)	52,461	(14,984)
Weighted average shares outstanding (basic)	4,715,988	4,450,798	4,407,290
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	5,289	7,724	10,968
Weighted average number of shares (diluted)	4,721,277	4,458,522	4,418,258

Net income (In Thousands)	$26,833	$26,777	$23,316

Earnings per share:
Basic	$5.69	$6.02	$5.29
Diluted	$5.68	$6.01	$5.28

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

Trust Department Assets:  Property held for customers in fiduciary or agency capacities is not included in the accompanying balance sheet, as such items are not assets of the Company.

Reclassifications:  Certain reclassifications have been made to the 2011 and 2010 financial statements to conform to the 2012 financial statement presentation.  These reclassifications had no effect on net income.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Investment Securities

The carrying values of investment securities at December 31, 2012 and December 31, 2011 are summarized in the following table (Amounts in Thousands):

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Securities available for sale
State and political subdivisions	$134,332	59.39%	$119,431	56.50%
Other securities (FHLB, FHLMC and FNMA)	91,850	40.61	91,936	43.50

Total securities available for sale	$226,182	100.00%	$211,367	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2012 or 2011.  The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

December 31, 2012:
Other securities (FHLB, FHLMC and FNMA)	$90,929	$946	$(25)	$91,850
State and political subdivisions	128,848	5,593	(109)	134,332
Total	$219,777	$6,539	$(134)	$226,182

December 31, 2011:
Other securities (FHLB, FHLMC and FNMA)	$90,353	$1,583	$-	$91,936
State and political subdivisions	112,959	6,524	(52)	119,431
Total	$203,312	$8,107	$(52)	$211,367

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2012, were as follows (Amounts in Thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$32,266	$32,620
Due after one year through five years	117,695	120,975
Due after five years through ten years	69,273	72,057
Due over ten years	543	530
Total	$219,777	$226,182

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Investment Securities (Continued)

As of December 31, 2012, investment securities with a carrying value of $38.78 million were pledged to collateralize short-term borrowings.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (Amounts in Thousands):

	2012	2011	2010
Sales proceeds	$721	$529	$4,892
Gross realized gains	11	29	99
Gross realized losses	(17)	-	(28)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2012			Unrealized				Unrealized				Unrealized
Description	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
of Securities

Other securities (FHLB, FHLMC and FNMA)	5	$12,865	$(25)	0.19%	-	$-	$-	-	5	$12,865	$(25)	0.19%

State and political subdivisions	37	7,854	(92)	1.17%	2	483	(17)	3.52%	39	8,337	(109)	1.31%

Total temporarily impaired securities	42	$20,719	$(117)	0.56%	2	$483	$(17)	3.52%	44	$21,202	$(134)	0.63%

	Less than 12 months				12 months or more				Total
2011			Unrealized				Unrealized				Unrealized
Description	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
of Securities

Other securities (FHLB, FHLMC and FNMA)	-	$-	$-	0.00%	-	$-	$-	-	-	$-	$-	0.00%

State and political subdivisions	2	409	(3)	0.73%	2	453	(49)	10.82%	4	862	(52)	6.03%

Total temporarily impaired securities	2	$409	$(3)	0.73%	2	$453	$(49)	10.82%	4	$862	$(52)	6.03%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. The state and political subdivision securities with gross unrealized losses greater than 12 months as of December 31, 2012 included two issues.  The two securities are municipal bonds rated Ba2.  Bonds with a Ba2 rating are less than investment grade.   The aggregate fair value of these Ba2 rated bonds is $0.48 million while their amortized cost is $0.50 million, representing an unrealized loss of $0.02 million. None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans

Classes of loans are as follows:

	December 31,
	2012	2011
	(Amounts In Thousands)

Agricultural	$76,190	$68,556
Commercial and financial	148,034	143,174
Real estate:
Construction, 1 to 4 family residential	25,788	22,308
Construction, land development and commercial	79,097	84,508
Mortgage, farmland	113,841	99,799
Mortgage, 1 to 4 family first liens	583,567	577,318
Mortgage, 1 to 4 family junior liens	104,278	104,915
Mortgage, multi-family	214,812	222,851
Mortgage, commercial	312,506	316,329
Loans to individuals	20,350	20,598
Obligations of state and political subdivisions	43,102	31,147
	$1,721,565	$1,691,503
Net unamortized fees and costs	597	563
	$1,722,162	$1,692,066
Less allowance for loan losses	25,160	30,150
	$1,697,002	$1,661,916

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Changes in the allowance for loan losses and the allowance for loan loss balance applicable to impaired loans and the related loan balance of impaired loans for the year ended December 31, 2012, 2011 and 2010 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total

2012
Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	(12)	(1,395)	(1,648)	-	(1,448)	(318)	(205)	$(5,026)
Recoveries	71	1,583	52	-	521	403	255	$2,885
Provision	240	(2,044)	(223)	335	(36)	(1,131)	10	(2,849)

Ending balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160

Ending balance, individually evaluated for impairment	-	22	-	-	90	261	-	373

Ending balance, collectively evaluated for impairment	1,653	4,551	3,175	1,746	7,998	4,843	821	24,787

Loan balances:

Ending balance	76,190	148,034	104,885	113,841	687,845	527,318	63,452	1,721,565

Ending balance, individually evaluated for impairment	-	2,152	2,978	806	3,565	20,257	-	29,758

Ending balance, collectively evaluated for impairment	76,190	145,882	101,907	113,035	684,280	507,061	63,452	1,691,807

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total

2011
Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	(81)	(2,678)	(549)	(1)	(2,892)	(708)	(220)	(7,129)
Recoveries	45	896	17	4	934	298	194	2,388
Provision	(780)	1,469	1,132	(74)	3,057	903	(46)	5,661

Ending balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150

Ending balance, individually evaluated for impairment	1	97	3	-	93	65	-	259

Ending balance, collectively evaluated for impairment	1,353	6,332	4,991	1,411	8,958	6,085	761	29,891

Loan balances:

Ending balance	68,556	143,174	106,816	99,799	682,233	539,180	51,745	1,691,503

Ending balance, individually evaluated for impairment	13	2,617	662	556	4,801	19,830	-	28,479

Ending balance, collectively evaluated for impairment	68,543	140,557	106,154	99,243	677,432	519,350	51,745	1,663,024

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total

2010
Allowance for loan losses:
Beginning balance	$2,967	$7,090	$4,811	$1,417	$7,484	$4,742	$649	$29,160
Charge-offs	(18)	(3,647)	(1,202)	(52)	(4,343)	(1,507)	(423)	(11,192)
Recoveries	248	946	81	44	583	152	283	2,337
Provision	(1,027)	2,353	704	73	4,228	2,270	324	8,925

Ending balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230

Ending balance, individually evaluated for impairment	21	170	373	32	168	43	3	810

Ending balance, collectively evaluated for impairment	2,149	6,572	4,021	1,450	7,784	5,614	830	28,420

Loans:

Ending balance	65,004	141,619	111,784	90,448	628,065	504,650	48,586	1,590,156

Ending balance, individually evaluated for impairment	104	3,692	4,079	147	7,088	16,423	15	31,548

Ending balance, collectively evaluated for impairment	64,900	137,927	107,705	90,301	620,977	488,227	48,571	1,558,608

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2012:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial

2012
Grade:
Pass	$70,821	$123,005	$20,698	$67,011
Potential Watch	1,169	7,996	2,232	4,636
Watch	1,376	10,927	1,826	3,855
Substandard	2,824	6,106	1,032	3,595
Total	$76,190	$148,034	$25,788	$79,097

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family

2012
Grade:
Pass	$106,041	$517,684	$94,219	$173,348
Potential Watch	2,434	24,240	3,839	11,098
Watch	1,863	21,266	3,584	27,936
Substandard	3,503	20,377	2,636	2,430
Total	$113,841	$583,567	$104,278	$214,812

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total

2012
Grade:
Pass	$267,883	$19,763	$42,022	$1,502,495
Potential Watch	11,687	118	-	69,449
Watch	24,890	318	1,080	98,921
Substandard	8,046	151	-	50,700
Total	$312,506	$20,350	$43,102	$1,721,565

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2011:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial

2011
Grade:
Pass	$60,745	$116,234	$18,726	$60,279
Potential Watch	1,129	5,858	878	5,171
Watch	4,074	11,104	2,374	5,182
Substandard	2,608	9,978	330	13,876
Total	$68,556	$143,174	$22,308	$84,508

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family

2011
Grade:
Pass	$93,447	$510,649	$93,761	$181,386
Potential Watch	1,393	20,532	3,021	12,561
Watch	2,490	20,706	4,667	19,317
Substandard	2,469	25,431	3,466	9,587
Total	$99,799	$577,318	$104,915	$222,851

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total

2011
Grade:
Pass	$259,516	$19,914	$31,085	$1,445,742
Potential Watch	14,401	180	-	65,124
Watch	31,928	290	62	102,194
Substandard	10,484	214	-	78,443
Total	$316,329	$20,598	$31,147	$1,691,503

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Past due loans as of December 31, 2012 and 2011 were as follows:

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)
December 31, 2012:
Agricultural	$374	$-	$-	$374	$75,816	$76,190	$-
Commercial and financial	712	100	100	912	147,122	148,034	10
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	25,788	25,788	-
Construction, land development and commercial	909	15	-	924	78,173	79,097	-
Mortgage, farmland	-	-	512	512	113,329	113,841	-
Mortgage, 1 to 4 family first liens	5,433	1,579	2,033	9,045	574,522	583,567	1,592
Mortgage, 1 to 4 family junior liens	640	43	221	904	103,374	104,278	221
Mortgage, multi-family	840	-	845	1,685	213,127	214,812	592
Mortgage, commercial	2,060	-	1,415	3,475	309,031	312,506	228
Loans to individuals	22	-	-	22	20,328	20,350	-
Obligations of state and political subdivisions	-	-	-	-	43,102	43,102	-
	$10,990	$1,737	$5,126	$17,853	$1,703,712	$1,721,565	$2,643

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)
December 31, 2011:
Agricultural	$509	$-	$13	$522	$68,034	$68,556	$13
Commercial and financial	558	187	849	1,594	141,580	143,174	222
Real estate:
Construction, 1 to 4 family residential	367	-	-	367	21,941	22,308	-
Construction, land development and commercial	164	719	327	1,210	83,298	84,508	14
Mortgage, farmland	752	-	-	752	99,047	99,799	-
Mortgage, 1 to 4 family first liens	4,042	1,012	3,414	8,468	568,850	577,318	2,673
Mortgage, 1 to 4 family junior liens	454	353	396	1,203	103,712	104,915	105
Mortgage, multi-family	-	-	267	267	222,584	222,851	-
Mortgage, commercial	838	755	718	2,311	314,018	316,329	185
Loans to individuals	38	21	-	59	20,539	20,598	-
Obligations of state and political subdivisions	2,834	-	0	2,834	28,313	31,147	-
	$10,556	$3,047	$5,984	$19,587	$1,671,916	$1,691,503	$3,212

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more decreased $0.57 million from December 31, 2011 to December 31, 2012. Real estate loans make up approximately $7.42 million, or 96.56%, of total nonaccrual loans as of December 31, 2012.  As of December 31, 2012 and 2011, accruing loans past due 90 days or more were 0.15% and 0.19% of total loans, respectively. The average balance of the past due loans also increased in 2012 as compared to 2011.  The average 90 days or more past due loan balance per loan was $0.11 million as of December 31, 2012 compared to $0.08 million as of December 31, 2011.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Certain impaired loan information by loan type at December 31, 2012 and 2011 was as follows:

	December 31, 2012			December 31, 2011
		Accruing loans			Accruing loans
	Nonaccrual	past due 90	TDR	Nonaccrual	past due 90	TDR
	loans (1)	days or more(2)	loans	loans (1)	days or more(2)	loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	$-	$-	$-	$-	$13	$-
Commercial and financial	265	10	1,824	1,286	222	1,109
Real estate:
Construction, 1 to 4 family residential	714	-	-	-	-	-
Construction, land development and commercial	2,169	-	95	648	14	-
Mortgage, farmland	512	-	294	556	-	-
Mortgage, 1 to 4 family first liens	580	1,592	1,065	1,141	2,673	541
Mortgage, 1 to 4 family junior liens	17	221	90	291	105	50
Mortgage, multi-family	2,027	592	5,739	2,168	-	5,870
Mortgage, commercial	1,401	228	10,323	1,288	185	10,319
Loans to individuals	-	-	-	-	-	-
	$7,685	$2,643	$19,430	$7,378	$3,212	$17,889

(1)	There were $2.69 million and $3.25 million of TDR loans included within nonaccrual loans as of December 31, 2012 and 2011, respectively.
(2)	There were $0.26 million of TDR loans within accruing loans past due 90 days or more as of December 31, 2011.

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

Below is a summary of information for TDR loans as of December 31, 2012 and 2011:

	December 31, 2012

	Number of	Recorded	Commitments
	contracts	investment	outstanding
		(Dollar Amounts In Thousands)

Agricultural	-	$-	$-
Commercial and financial	11	1,927	15
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	3	401	-
Mortgage, farmland	1	295	-
Mortgage, 1 to 4 family first liens	8	1,277	-
Mortgage, 1 to 4 family junior liens	2	90	8
Mortgage, multi-family	5	7,364	-
Mortgage, commercial	8	10,771	-
Loans to individuals	-	-	-
	38	$22,125	$23

	December 31, 2011

	Number of	Recorded	Commitments
	contracts	investment	outstanding
		(Dollar Amounts In Thousands)

Agricultural	-	$-	$-
Commercial and financial	9	1,802	108
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	2	335	452
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	7	801	-
Mortgage, 1 to 4 family junior liens	1	50	-
Mortgage, multi-family	4	7,597	-
Mortgage, commercial	6	10,814	-
Loans to individuals	-	-	-
	29	$21,399	$560

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

The following is a summary of TDR loans that were modified during the year ended December 31, 2012:

	December 31, 2012
		Pre-modification	Post-modification
	Number of	recorded	recorded
	Contracts	investment	investment
		( Dollar Amounts In Thousands)

Agricultural	-	$-	$-
Commercial and financial	5	1,050	1,050
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	1	165	95
Mortgage, farmland	1	298	298
Mortgage, 1 to 4 family first liens	2	460	460
Mortgage, 1 to 4 family junior liens	2	107	92
Mortgage, multi-family	1	12	12
Mortgage, commercial	4	951	801
Loans to individuals	-	-	-
	16	$3,043	$2,808

The Bank has commitments to lend additional borrowings to TDR loan customers.  These commitments are in the normal course of business and allow the borrowers to build pre-sold homes and commercial property and which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

There were no TDR loans modified during the year that were in payment default (defined as past due 90 days or more) as of December 31, 2012.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Information regarding impaired loans as of and for the year ended December 31, 2012 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2012
With no related allowance recorded:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	364	1,911	-	750	19
Real estate:
Construction, 1 to 4 family residential	714	946	-	1,262	-
Construction, land development and commercial	2,264	3,520	-	2,835	7
Mortgage, farmland	806	808	-	830	18
Mortgage, 1 to 4 family first liens	952	1,332	-	994	24
Mortgage, 1 to 4 family junior liens	68	361	-	71	3
Mortgage, multi-family	2,027	2,766	-	2,097	-
Mortgage, commercial	2,369	5,046	-	2,427	52
Loans to individuals	-	20	-	-	-
	$9,564	$16,710	$-	$11,266	$123
With an allowance recorded:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	1,788	1,788	22	1,902	99
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	-	-	-	-	-
Mortgage, farmland	-	-	-	-	-
Mortgage, 1 to 4 family first liens	2,286	2,487	83	2,284	106
Mortgage, 1 to 4 family junior liens	259	259	7	262	16
Mortgage, multi-family	6,331	6,331	241	6,399	320
Mortgage, commercial	9,530	9,530	20	9,618	568
Loans to individuals	-	-	-	-	-
	$20,194	$20,395	$373	$20,465	$1,109
Total:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	2,152	3,699	22	2,652	118
Real estate:
Construction, 1 to 4 family residential	714	946	-	1,262	-
Construction, land development and commercial	2,264	3,520	-	2,835	7
Mortgage, farmland	806	808	-	830	18
Mortgage, 1 to 4 family first liens	3,238	3,819	83	3,278	130
Mortgage, 1 to 4 family junior liens	327	620	7	333	19
Mortgage, multi-family	8,358	9,097	241	8,496	320
Mortgage, commercial	11,899	14,576	20	12,045	620
Loans to individuals	-	20	-	-	-
	$29,758	$37,105	$373	$31,731	$1,232

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Information regarding impaired loans as of and for the year ended December 31, 2011 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Loans (Continued)

Impaired loans increased by $1.28 million from December 31, 2011 to December 31, 2012.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The increase in impaired loans is due mainly to an increase in TDR loans of $1.54 million from December 31, 2011 to December 31, 2012 as the result of 16 additional restructured loans.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2012	2011
	(Amounts In Thousands)

Land	$7,580	$7,580
Buildings and improvements	27,555	27,141
Furniture and equipment	25,605	22,986
	60,740	57,707
Less accumulated depreciation	30,116	27,386
Net	$30,624	$30,321

Note 5.   Interest-Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2012	2011
	(Amounts In Thousands)

NOW and other demand	$352,373	$291,480
Savings	450,336	395,121
Time, $100,000 and over	182,403	174,919
Other time	403,459	440,579
	$1,388,571	$1,302,099

Brokered deposits totaled $41.54 million and $32.12 million as of December 31, 2012 and 2011, respectively with an average interest rate of 0.70% and 0.71% as of December 31, 2012 and 2011, respectively. As of December 31, 2012, brokered deposits of $29.83 million are included in savings deposits and $11.71 million are included in time deposits.  At December 31, 2011, brokered deposits of $24.58 million were included in savings deposits and $7.54 million were included in time deposits. Brokered time deposits in increments greater than $100,000 as of December 31, 2012 and 2011 were $8.74 million and $4.46 million, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Interest-Bearing Deposits (Continued)

Time deposits have a maturity as follows:

	December 31,
	2012	2011
	(Amounts In Thousands)
Due in one year or less	$236,068	$292,016
Due after one year through two years	137,355	125,431
Due after two years through three years	123,171	69,436
Due after three years through four years	62,342	73,958
Due over four years	26,926	54,657
	$585,862	$615,498

Note 6.   Short-Term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with a maturity of less than one year):

	December 31,
	2012	2011
	(Amounts In Thousands)
Federal funds purchased, secured by other securities (FHLB, FHLMC and FNMA)	$-	$12,406
Repurchase agreements with customers, renewable daily, interest payable monthly, secured by other securities (FHLB, FHLMC and FNMA)	38,783	40,379
	$38,783	$52,785

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2012 and 2011 was 0.34% and 0.40%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of investment securities.  The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate.  The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers.  At December 31, 2012, $38.78 million of securities sold under repurchase agreements with a weighted average interest rate of 0.34%, maturing in 2013, were collateralized by investment securities having an amortized cost of $38.78 million.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Federal Home Loan Bank Borrowings

As of December 31, 2012 and 2011, the borrowings were as follows:

	2012	2011
(Effective interest rates as of December 31, 2012)	(Amounts In Thousands)

Due 2015, 3.70% to 4.56%	$-	$60,000
Due 2016, 4.46% to 4.69%	45,000	45,000
Due 2017, 4.09% to 4.89%	60,000	60,000
Due 2018, 3.65%	20,000	20,000
	$125,000	$185,000

All of the borrowings are callable by the FHLB with call dates during 2013.  The advances are unlikely to be called unless rates would increase significantly.  The borrowings with the FHLB have prepayment fees associated with them; therefore, the Company cannot prepay without incurring fees.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $8.06 million and $10.73 million at December 31, 2012 and 2011, respectively.  Collateral is provided by the Company’s 1 to 4 family mortgage loans totaling $168.75 million at December 31, 2012 and $249.75 million at December 31, 2011.  The Company also has the ability to borrow against commercial real estate and multi-family loans totaling $152.29 million as of December 31, 2012 and $144.37 as of December 31, 2011 and there was $0 borrowed against this collateral as of December 31, 2012 or 2011.

The Bank prepaid $60.00 million of Federal Home Loan Bank borrowings during the year ended December 31, 2012 as part of a strategy to utilize the Bank’s liquidity, improve net interest margin and decrease interest rate risk in the future.  As a result, the Bank incurred a one-time prepayment penalty of $5.93 million, which it recorded as loss on extinguishment of debt.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Other Comprehensive Income

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (loss) (Amounts in Thousands):

	December 31, 2012		December 31, 2011		December 31, 2010
	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Unrealized Gains on Securities	Accumulated Other Comprehensive Income

Beginning of Year Balance	$4,974	$4,974	$2,781	$2,781	$4,200	$4,200
Current period, other comprehensive (loss) income	(1,019)	(1,019)	2,193	2,193	(1,419)	(1,419)
End of Year Balance	$3,955	$3,955	$4,974	$4,974	$2,781	$2,781

Note 9.   Employee Benefit Plans

The Company’s Board of Directors and its stockholders adopted in April 2012 the Hills Bancorporation Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in an offering period is $10,000.  During the year ended December 31, 2012, 375 shares of stock were purchased by employees of the Bank through the ESPP.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.49 million, $1.45 million and $1.56 million for the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 and 2011 discretionary contribution rates were 9% of qualified salaries. The 2010 discretionary contribution rate was 10% of qualified salaries.

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

As the note payable is repaid by the ESOP, shares are released from collateral and allocated to qualified employees based on the proportion of principal and interest paid in the year to total principal and interest payments anticipated for the life of the loan.  8,724 shares were released in 2012 and 7,314 shares were released in 2011. The shares pledged as collateral are reported as a reduction of stockholder’s equity in the consolidated balance sheet.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Unallocated shares were 23,990 as of December 31, 2012 and 32,714 as of December 31, 2011. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated ESOP shares are used to reduce debt.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Employee Benefit Plans (Continued)

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  Effective June 30, 2005, as a result of the Company’s program to repurchase up to a total of 750,000 shares of the Company’s common stock, the Company began obtaining a quarterly independent appraisal of the shares of stock.  Previously, the Company was obtaining an independent appraisal of the shares of stock on an annual basis for the Company’s ESOP.  As of December 31, 2012 and 2011, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2012	2011

Shares held by the ESOP	438,778	434,775
Fair value per share	$70.00	$64.00
Maximum cash obligation	$30,715,000	$27,826,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company did not make a profit sharing plan contribution in the years ended December 31, 2012, 2011, and 2010. The Company made matching contributions under its 401(k) plan of $0.14 million in 2012, $0.14 million in 2011, and $0.13 million in 2010 and each such amount is included in salaries and employee benefits.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $4.37 million and $3.85 million at December 31, 2012 and 2011, respectively.  Expense related to the deferred compensation plan was $0.45 million for 2012, $0.38 million for 2011 and $0.36 million for 2010 and is included in salaries and employee benefits expense.  Expenses related to the deferred compensation plan in 2012 increased from 2011 which is primarily the result of the change in the appraised value of the Company’s common stock during 2012.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $1.99 million and $1.73 million at December 31, 2012 and 2011, respectively. Expense related to the directors’ deferred compensation plan was $0.20 million for 2012, $0.17 million for 2011 and $0.16 million for 2010 and is included in other noninterest expense.  Expenses related to the deferred compensation plan increased from 2011 which is primarily the result of the change in the appraised value of the Company’s common stock during 2012.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Employee Benefit Plans (Continued)

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

A summary of the stock options is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic Value
	Number of Shares	Exercise Price	Term (Years)	(In Thousands)
Balance, December 31, 2009	33,360	32.88	3.60	1,097
Granted	-
Exercised	(5,405)
Balance, December 31, 2010	27,955	33.83	2.84	946
Granted	-
Exercised	(9,115)
Balance, December 31, 2011	18,840	36.60	2.51	690
Granted	5,110
Exercised	(5,965)
Balance, December 31, 2012	17,985	47.62	4.25	856

The weighted-average fair value of options granted in 2012 was $24.89 per share.  There were 5,110 stock options granted in 2012 and no stock options granted in 2010 or 2011.  The intrinsic value of options exercised in 2012 was $0.23 million.  The intrinsic value of options exercised was $0.26 million for 2011.

The fair value of each option is estimated as of the date of grant using a Black Scholes option pricing model.  The expected lives of options granted incorporate historical employee exercise behavior.  The risk-free rate for periods that coincide with the expected life of the options is based on the ten year interest rate swap rate as published by the Federal Reserve Bank on the date of issuance.  Expected volatility is based on volatility levels of the Company’s peer’s common stock as the Company’s stock has limited trading activity.  Expected dividend yield was based on historical dividend rates. Significant assumptions at date of grant include:

	October 9, 2012	April 24, 2012	2011	2010

Risk-free interest rate	1.77%	2.08%	n/a	n/a
Expected option life	7.5 years	7.5 years	n/a	n/a
Expected volatility	39.50%	39.80%	n/a	n/a
Expected dividends	1.64%	1.64%	n/a	n/a

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Employee Benefit Plans (Continued)

Other pertinent information related to the options outstanding at December 31, 2012 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

29.33	1,635	1 month	1,635
33.67	3,000	12 months	3,000
34.50	2,940	16 months	2,940
36.25	720	24 months	720
52.00	4,580	52 months	4,580
66.00	3,610	112 months	-
69.00	1,500	118 months	-
	17,985		12,875

As of December 31, 2012, the outstanding options have a weighted-average exercise price of $47.62 per share and a weighted average remaining contractual term of 4.25 years.  There was $0.11 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2012.  This cost is expected to be recognized over a weighted-average period of 4.45 years.

As of December 31, 2012, the vested options totaled 12,875 shares with a weighted-average exercise price of $39.97 per share and a weighted-average remaining contractual term of 2.19 years.  There were 4,580 shares that vested in 2012 and no shares that vested in 2011 and 2010.  The fair value of the 4,580 options vested during 2012 was $0.31 million.

As of December 31, 2012, 76,186 shares were available for stock options and awards.  The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 6,885 shares of common stock in 2012, 6,629 shares in 2011 and 831 shares in 2010 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2012, 2011 and 2010 was $0.17 million, $0.10 million and $0.17 million, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.   Income Taxes

Income taxes for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

	2012	2011	2010
	(Amounts In Thousands)

Current:
Federal	$6,480	$8,895	$7,694
State	2,045	1,954	1,663
Deferred:
Federal	1,822	24	(86)
State	195	(44)	(13)
	$10,542	$10,829	$9,258

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$9,624	$11,532
Deferred compensation	2,561	2,254
Accrued expenses	808	646
State net operating loss	482	445
Gross deferred tax assets	13,475	14,877
Valuation allowance	(482)	(445)
Deferred tax asset, net of valuation allowance	12,993	14,432
Deferred income tax liabilities:
Property and equipment	2,022	1,710
Unrealized gains on investment securities	2,450	3,081
Goodwill	624	624
Other	753	486
Gross deferred tax liabilities	5,849	5,901
Net deferred income tax assets	$7,144	$8,531

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.   Income Taxes (Continued)

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2013 and 2033.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2012 and 2011, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized.  The increase in net operating loss carry-forward in 2012 compared to 2011 reflects the additional Iowa income tax net operating loss generated during 2012 less any expiring carry-forward.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The valuation allowance increased by $37,000 and $3,000 for the years ended December 31, 2012 and 2011, respectively.

The net change in the deferred income taxes for the years ended December 31, 2012, 2011 and 2010 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2012	2011	2010
	(Amounts In Thousands)

Consolidated statements of income	$(2,018)	$20	$99
Consolidated statements of stockholders' equity	631	(1,359)	879
	$(1,387)	$(1,339)	$978

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.   Income Taxes (Continued)

Income tax expense for the years ended December 31, 2012, 2011 and 2010 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2012		2011		2010
		% Of		% Of		% Of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Amounts In Thousands)

Expected tax expense	$13,081	35.0%	$13,162	35.0%	$11,401	35.0%
Tax-exempt interest	(1,622)	(4.3)	(1,612)	(4.3)	(1,319)	(4.1)
Interest expense limitation	112	0.3	124	0.3	119	0.4
State income taxes, net of federal income tax benefit	1,456	3.9	1,242	3.3	1,073	3.3
Income tax credits	(2,046)	(5.5)	(1,993)	(5.3)	(1,909)	(5.9)
Other	(439)	(1.2)	(94)	(0.2)	(107)	(0.3)
	$10,542	28.2%	$10,829	28.8%	$9,258	28.4%

Federal income tax expense for the years ended December 31, 2012, 2011 and 2010 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  On January 1, 2007, the Company adopted ASC 740.  The evaluation was performed for those tax years which remain open to audit.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2012, 2011, 2010 and 2009, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2012, 2011, 2010 and 2009, remain open for examination.  As a result of the implementation of ASC 740, the Company did not recognize any increase or decrease for unrecognized tax benefits.  There were no material unrecognized tax benefits at December 31, 2012 and December 31, 2011.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2012, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2013.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.   Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2012 and 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual amounts and capital ratios as of December 31, 2012 and 2011, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
	Actual		Purposes	Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2012:
Company:
Total risk-based capital	$269,751	16.66%	8.00%	10.00%
Tier 1 risk-based capital	249,456	15.41	4.00	6.00
Leverage ratio	249,456	11.90	4.00	5.00
Bank:
Total risk-based capital	268,046	16.56	8.00	10.00
Tier 1 risk-based capital	247,757	15.31	4.00	6.00
Leverage ratio	247,757	11.82	4.00	5.00

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.   Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions (Continued)

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

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8%, retained earnings of $80.02 million as of December 31, 2012 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $54.42 million and $3.58 million as of December 31, 2012 and 2011, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.   Related Party Transactions

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(Amounts In Thousands)

Balance, beginning	$37,318	$34,233
Net decrease due to change in related parties	(11,654)	-
Advances	27,326	50,234
Collections	(29,483)	(47,149)
Balance, ending	$23,507	$37,318

Deposits from these related parties totaled $7.21 million and $7.82 million as of December 31, 2012 and 2011, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.           Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2012 are as follows:

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$63,582	$63,582	$63,582	$-	$-
Investment securities	234,244	234,244	-	234,244	-
Loans held for sale	28,256	28,256	-	28,256	-
Loans
Agricultural	74,537	72,605	-	-	72,605
Commercial and financial	143,461	138,350	-	-	138,350
Real estate:
Construction, 1 to 4 family residential	24,940	25,516	-	-	25,516
Construction, land development and commercial	76,770	78,827	-	-	78,827
Mortgage, farmland	112,095	116,751	-	-	116,751
Mortgage, 1 to 4 family first liens	577,027	603,442	-	-	603,442
Mortgage, 1 to 4 family junior liens	102,730	107,049	-	-	107,049
Mortgage, multi-family	212,972	223,295	-	-	223,295
Mortgage, commercial	309,242	323,639	-	-	323,639
Loans to individuals	19,968	20,148	-	-	20,148
Obligations of state and political subdivisions	42,663	42,487	-	-	42,487
Accrued interest receivable	7,851	7,851	-	7,851	-
Total financial instrument assets	$2,030,338	$2,086,042	$63,582	$270,351	$1,752,109
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$273,973	$273,973	$-	$273,973	$-
Interest-bearing deposits	1,388,571	1,400,509	-	1,400,509	-
Short-term borrowings	38,783	38,783	-	38,783	-
Federal Home Loan Bank borrowings	125,000	136,842	-	136,842	-
Accrued interest payable	1,361	1,361	-	1,361	-
Total financial instrument liabilities	$1,827,688	$1,851,468	$-	$1,851,468	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$344,120	$-	$-	$-	$-
Letters of credit	10,778	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$354,898	$-	$-	$-	$-

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.           Fair Value Measurements (Continued)

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$29,291	$29,291	$29,291	$-	$-
Investment securities	222,095	222,095	-	222,095	-
Loans held for sale	24,615	24,615	-	24,615	-
Loans
Agricultural	67,202	68,306	-	-	68,306
Commercial and financial	136,745	135,317	-	-	135,317
Real estate:
Construction, 1 to 4 family residential	21,744	22,233	-	-	22,233
Construction, land development and commercial	80,078	79,527	-	-	79,527
Mortgage, farmland	98,388	101,743	-	-	101,743
Mortgage, 1 to 4 family first liens	570,844	591,460	-	-	591,460
Mortgage, 1 to 4 family junior liens	102,901	105,872	-	-	105,872
Mortgage, multi-family	220,963	229,779	-	-	229,779
Mortgage, commercial	312,067	322,922	-	-	322,922
Loans to individuals	20,227	20,542	-	-	20,542
Obligations of state and political subdivisions	30,757	30,811	-	-	30,811
Accrued interest receivable	8,689	8,689	-	8,689	-
Total financial instrument assets	$1,946,606	$1,993,202	$29,291	$255,399	$1,708,512
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$223,378	$223,378	$-	$223,378	$-
Interest-bearing deposits	1,302,099	1,309,545	-	1,309,545	-
Short-term borrowings	52,785	52,785	-	52,785	-
Federal Home Loan Bank borrowings	185,000	199,008	-	199,008	-
Accrued interest payable	1,625	1,625	-	1,625	-
Total financial instrument liabilities	$1,764,887	$1,786,341	$-	$1,786,341	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$269,687	$-	$-	$-	$-
Letters of credit	12,016	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$281,703	$-	$-	$-	$-

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.           Fair Value Measurements (Continued)

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

Level 2
Observable inputs other than quoted prices included within Level 1.  Observable inputs include the quoted prices for similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability.

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

Note 13.   Fair Value Measurements (Continued)

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2012.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Foreclosed assets:  The Company does not record foreclosed assets at fair value on a recurring basis.  Foreclosed assets consist mainly of other real estate owned but may include other types of assets repossessed by the Company.  Foreclosed assets are adjusted to the lower of carrying value or fair value less the cost of disposal.   Fair value is generally based upon independent market prices or appraised values of the collateral, and may include a marketability discount as deemed necessary by management based on its experience with similar types of real estate.  The value of foreclosed assets is evaluated periodically as a nonrecurring fair value adjustment.  Foreclosed assets are classified as Level 3.

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

Note 13.   Fair Value Measurements (Continued)

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

Federal Home Loan Bank borrowings:  Federal Home Loan Bank borrowings are recorded at historical cost.  The fair values of the Company’s Federal Home Loan Bank borrowings are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2).  Federal Home Loan Bank borrowings are classified as Level 2 due to available prices for similar liabilities in the market.

Accrued interest payable:  The fair value of accrued interest payable equals the amount payable due to the current nature of the amounts payable (Level 2).

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Fair Value Measurements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
State and political subdivisions	$-	$134,332	$-	$134,332
Other securities (FHLB, FHLMC and FNMA)	-	91,850	-	91,850
Total	$-	$226,182	$-	$226,182

	December 31, 2011
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
State and political subdivisions	$-	$119,431	$-	$119,431
Other securities (FHLB, FHLMC and FNMA)	-	91,936	-	91,936
Total	$-	$211,367	$-	$211,367

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2012.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Fair Value Measurements (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis in 2012 that were still held on the balance sheet at December 31, 2012, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

					Year Ended
	December 31, 2012				December 31, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)

Loans (4)
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	-	-	2,130	2,130	302
Real Estate:
Construction, 1 to 4 family residential	-	-	714	714	-
Construction, land development and commercial	-	-	2,264	2,264	1,176
Mortgage, farmland	-	-	806	806	-
Mortgage, 1 to 4 family first liens	-	-	3,155	3,155	665
Mortgage, 1 to 4 family junior liens	-	-	320	320	82
Mortgage, multi-family	-	-	8,117	8,117	-
Mortgage, commercial	-	-	11,879	11,879	210
Loans to individuals	-	-	-	-	12
Foreclosed assets (5)	-	-	234	234	164
Total	$-	$-	$29,619	$29,619	$2,611

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

During the year ended December 31, 2012 the Company revised the classification of impaired loans and foreclosed assets from previous filings.  In previous filings, the Company classified impaired loans and foreclosed assets as Level 2 under ASC 820.  The Company revised the classification to Level 3 as the determination of fair value requires significant management judgment or estimation due to the inherent subjectivity of the inputs used to determine value.  The resulting change in presentation does not have a material impact on the Company’s financial position.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Fair Value Measurements (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

					Year Ended
	December 31, 2011				December 31, 2011
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)

Loans (4)
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	-	-	2,163	2,163	548
Real Estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	-	-	472	472	30
Mortgage, farmland	-	-	331	331	-
Mortgage, 1 to 4 family first liens	-	-	7,174	7,174	1,205
Mortgage, 1 to 4 family junior liens	-	-	222	222	207
Mortgage, multi-family	-	-	613	613	50
Mortgage, commercial	-	-	2,297	2,297	525
Loans to individuals	-	-	-	-	5
Foreclosed assets (5)	-	-	286	286	198
Total	$-	$-	$13,558	$13,558	$2,768

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.   Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2012 and 2011
(Amounts In Thousands)

ASSETS	2012	2011

Cash and cash equivalents at subsidiary bank	$3,367	$2,883
Investment in subsidiary bank	254,212	235,142
Other assets	1,977	1,983
Total assets	$259,556	$240,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$2,132	$1,736
Redeemable common stock held by ESOP	30,715	27,826
Stockholders' equity:
Capital stock	42,241	41,467
Retained earnings	229,625	207,790
Accumulated other comprehensive income	3,955	4,974
Treasury stock at cost	(18,397)	(15,959)
	257,424	238,272
Less maximum cash obligation related to ESOP shares	30,715	27,826
Total stockholders' equity	226,709	210,446
Total liabilities and stockholders' equity	$259,556	$240,008

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.   Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2012, 2011 and 2010
(Amounts In Thousands)

	2012	2011	2010

Dividends received from subsidiary	$6,998	$7,749	$5,375
Other expenses	(452)	(402)	(377)
Income before income tax benefit and equity in undistributed income of subsidiary	6,546	7,347	4,998
Income tax benefit	199	141	132
	6,745	7,488	5,130
Equity in undistributed income of subsidiary	20,088	19,289	18,186
Net income	$26,833	$26,777	$23,316

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.   Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010
(Amounts In Thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$26,833	$26,777	$23,316
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(20,088)	(19,289)	(18,186)
Share-based compensation	20	16	15
Compensation expensed through issuance of common stock	528	417	46
Excess tax benefits related to share-based compensation	(92)	(132)	(113)
Forfeiture of common stock	(41)	(54)	(32)
Decrease (increase) in other assets	97	(239)	(133)
Increase in liabilities	396	224	218
Net cash and cash equivalents provided by operating activities	7,653	7,720	5,131

Cash flows from financing activities:
Stock options exercised	175	256	151
Excess tax benefits related to share-based compensation	92	132	113
Issuance of common stock, net of costs	-	25,825	-
Contribution of capital to subsidiary	-	(23,303)	-
Purchase of treasury stock	(2,438)	(4,105)	(1,627)
Dividends paid	(4,998)	(4,399)	(4,024)
Net cash and cash equivalents used by financing activities	(7,169)	(5,594)	(5,387)
Increase (decrease) in cash and cash equivalents	484	2,126	(256)
Cash and cash equivalents:
Beginning of year	2,883	757	1,013
Ending of year	$3,367	$2,883	$757

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.   Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $64.04 million.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2012 and 2011 is as follows:

	2012	2011
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$36,030	$35,345
Credit cards	44,554	42,493
Commercial, real estate and home construction	96,326	62,388
Commercial lines and real estate purchase loans	167,210	129,461
Outstanding letters of credit	10,778	12,016

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.   Commitments and Contingencies (Continued)

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2012 and 2011, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2012 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2013	386
2014	304
2015	244
2016	241
2017	135
Thereafter	109
$1,419

Rent expense was $0.31 million, $0.33 million and $0.28 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Bank added two new offices in 2012.  An office located at the University of Iowa Memorial Union opened in February 2012 and an office located at the University of Iowa Hospitals & Clinics opened in March 2012.  The Bank will provide retail and commercial banking services at the new offices.  The term for both lease agreements is March 1, 2012 to February 28, 2017.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.   Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2012
Interest income	$22,807	$22,397	$22,256	$21,755	$89,215
Interest expense	5,598	5,574	5,440	$4,915	21,527
Net interest income	$17,209	$16,823	$16,816	$16,840	$67,688
Provision for loan losses	(560)	(1,732)	(608)	51	(2,849)
Other income	5,013	5,180	5,321	5,255	20,769
Other expense	11,627	12,132	15,272	14,900	53,931
Income before income taxes	$11,155	$11,603	$7,473	$7,144	37,375
Income taxes	3,255	3,533	1,971	1,783	10,542
Net income	$7,900	$8,070	$5,502	$5,361	$26,833

Basic earnings per share	$1.66	$1.70	$1.16	$1.17	$5.69
Diluted earnings per share	1.66	1.69	1.16	1.17	5.68

2011
Interest income	$23,021	$23,366	$23,533	$23,430	$93,350
Interest expense	6,384	6,237	5,959	5,781	24,361
Net interest income	$16,637	$17,129	$17,574	$17,649	$68,989
Provision for loan losses	1,465	(266)	1,561	2,901	5,661
Other income	4,334	4,329	4,574	5,267	18,504
Other expense	10,925	10,270	11,025	12,006	44,226
Income before income taxes	$8,581	$11,454	$9,562	$8,009	37,606
Income taxes	2,403	3,501	2,753	2,172	10,829
Net income	$6,178	$7,953	$6,809	$5,837	$26,777

Basic earnings per share	$1.40	$1.82	$1.55	$1.25	$6.02
Diluted earnings per share	1.40	1.81	1.55	1.25	6.01

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2012.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

Item 9B.   Other Information

Not applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 15, 2013 for the Annual Meeting of Stockholders on April 15, 2013.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Shari DeMaris
Treasurer
Hills Bancorporation
131 Main Street
Hills, Iowa  52235

Item 11.   Executive Compensation

The information required by Item 11 of Part III is presented under the item entitled “Executive Compensation and Benefits” in the Company’s Definitive Proxy Statement dated March 15, 2013 for the Annual Meeting of Stockholders on April 15, 2013.  Such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement dated March 15, 2013 for the Annual Meeting of Stockholders on April 15, 2013.  Such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the item entitled “Loans to and Certain Other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 15, 2013 for the Annual Meeting of Stockholders on April 15, 2013.  Such information is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 15, 2013 for the Annual Meeting of Shareholders on April 15, 2013, under the heading “Independent Registered Public Accounting Firm – Audit and Other Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.   Exhibits, Consolidated Financial Statement Schedules

				Form 10-K
(a)	1.		Financial Statements	Reference

			Independent registered public accounting firm's report on the financial statements	65-68
			Consolidated balance sheets as of December 31, 2012 and 2011	69
			Consolidated statements of income for the years ended December 31, 2012, 2011, and 2010	70
			Consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010	71
			Consolidated statements of stockholders' equity for the years ended December 31, 2012, 2011 and 2010	72
			Consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010	73
			Notes to consolidated financial statements	75

	2.		Financial Statements Schedules

			All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3.		Exhibits

	3.1		Articles of Incorporation filed as Exhibit 3.1 of Form S-3 restated on May 12, 2011 are incorporated by reference.

	3.2		By-Laws filed as Exhibit 3 .2 of Form, S-3 restated on May 12, 2011 are incorporated by reference.

	10.1		Employee Stock Ownership Plan filed as Exhibit 10(a) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.2		1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.3		2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

	10.4		Employee Stock Purchase Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

	11		Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

	21		Subsidiary of the Registrant is Attached on Page 128.

	23.1		Consent of Independent Registered Public Accounting Firm is Attached on Page 129. BKD LLP

	23.2		Consent of Independent Registered Public Accounting Firm is Attached on Page 130. KPMG LLP

	31		Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 131-132.

	32		Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 133.

	101	**	The following material from Hills Bancorporation Form 10-K Report for the year ended December 31, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

**  Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these intereactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date: March 13, 2013	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: March 13, 2013	By: /s/Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date: March 13, 2013	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date: March 13, 2013	By: /s/Thomas J. Gill
Thomas J. Gill, Director

Date: March 13, 2013	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date: March 13, 2013	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date: March 13, 2013	By: /s/James A. Nowak
James A. Nowak, Director

Date: March 13, 2013	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date: March 13, 2013	By: /s/John W. Phelan
John W. Phelan, Director

Date: March 13, 2013	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date: March 13, 2013	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date: March 13, 2013	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2012

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2012 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share (Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant	128

23.1	Consent of Independent Registered Public Accounting Firm, BKD LLP	129

23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP	130

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	131

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	132

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	133