Form 10-Q
period 2013-03-31
HILLS BANCORPORATION
filed 2013-05-08
CIK 732417

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At April 30, 2013

Common Stock, no par value	4,737,640

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

ASSETS	March 31, 2013 (Unaudited)	December 31, 2012

Cash and cash equivalents	$93,996	$63,582
Investment securities available for sale at fair value (amortized cost March 31, 2013 $221,444; December 31, 2012 $219,777)	227,049	226,182
Stock of Federal Home Loan Bank	8,057	8,062
Loans held for sale	4,345	28,256
Loans, net of allowance for loan losses (March 31, 2013 $24,620; December 31, 2012 $25,160)	1,708,139	1,697,002
Property and equipment, net	30,646	30,624
Tax credit real estate	18,839	18,745
Accrued interest receivable	8,889	7,851
Deferred income taxes, net	7,349	7,144
Other real estate	776	746
Goodwill	2,500	2,500
Prepaid FDIC insurance	2,725	2,957
Other assets	3,747	6,069
Total Assets	$2,117,057	$2,099,720

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$235,672	$273,973
Interest-bearing deposits	1,440,476	1,388,571
Total deposits	$1,676,148	$1,662,544
Short-term borrowings	39,923	38,783
Federal Home Loan Bank borrowings	125,000	125,000
Accrued interest payable	1,277	1,361
Other liabilities	18,396	16,121
Total Liabilities	$1,860,744	$1,843,809

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$31,158	$30,715

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 10,000,000 shares; issued March 31, 2013 5,069,509 shares; December 31, 2012 5,064,383 shares	$-	$-
Paid in capital	41,779	42,241
Retained earnings	231,249	229,625
Accumulated other comprehensive income	3,461	3,955
Unearned ESOP shares	(1,513)	(1,513)
Treasury stock at cost (March 31, 2013 331,824 shares; December 31, 2012 328,065 shares)	(18,663)	(18,397)
Total Stockholders' Equity	$256,313	$255,911
Less maximum cash obligation related to ESOP shares	31,158	30,715
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$225,155	$225,196
Total Liabilities & Stockholders' Equity	$2,117,057	$2,099,720

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans, including fees	$19,925	$21,395
Investment securities:
Taxable	350	546
Nontaxable	843	850
Federal funds sold	21	16
Total interest income	$21,139	$22,807
Interest expense:
Deposits	$2,965	$3,574
Short-term borrowings	17	34
FHLB borrowings	1,378	1,990
Total interest expense	$4,360	$5,598
Net interest income	$16,779	$17,209
Provision for loan losses	(171)	(560)
Net interest income after provision for loan losses	$16,950	$17,769
Noninterest income:
Net gain on sale of loans	$741	$705
Trust fees	1,260	1,161
Service charges and fees	1,909	1,873
Rental revenue on tax credit real estate	319	394
Net gain on sale of other real estate owned and other repossessed assets	40	296
Other noninterest income	614	584
	$4,883	$5,013
Noninterest expenses:
Salaries and employee benefits	$5,963	$5,819
Occupancy	942	844
Furniture and equipment	1,281	1,111
Office supplies and postage	382	379
Advertising and business development	620	436
Outside services	1,800	1,702
Rental expenses on tax credit real estate	344	655
FDIC insurance assessment	261	268
Other noninterest expense	440	413
	$12,033	$11,627
Income before income taxes	$9,800	$11,155
Income taxes	2,990	3,255
Net income	$6,810	$7,900

Earnings per share:
Basic	$1.44	$1.66
Diluted	$1.44	$1.66

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$6,810	$7,900

Other comprehensive loss before tax:
Unrealized holding losses arising during the period	(783)	(1,032)
Less: reclassification adjustments for gains included in net income	(17)	(6)

Other comprehensive loss, before tax:	$(800)	$(1,038)

Tax benefit related to other comprehensive loss	306	397

Other comprehensive loss, net of tax	$(494)	$(641)

Comprehensive income	$6,316	$7,259

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2011	$41,467	$207,790	$4,974	$(2,017)	$(15,959)	$(27,826)	$208,429

Issuance of 3,269 shares of common stock	109	-	-	-	-	-	109
Forfeiture of 149 shares of common stock	(9)	-	-	-	-	-	(9)
Share-based compensation	4	-	-	-	-	-	4
Income tax benefit related to share-based compensation	38	-	-	-	-	-	38
Change related to ESOP shares	-	-	-	-	-	(824)	(824)
Net income	-	7,900	-	-	-	-	7,900
Cash dividends ($1.05 per share)	-	(4,998)	-	-	-	-	(4,998)
Purchase of 9,320 shares of common stock	-	-	-	-	(610)	-	(610)
Other comprehensive loss	-	-	(641)	-	-	-	(641)
Balance, March 31, 2012	$41,609	$210,692	$4,333	$(2,017)	$(16,569)	$(28,650)	$209,398

Balance, December 31, 2012	$42,241	$229,625	$3,955	$(1,513)	$(18,397)	$(30,715)	$225,196

Issuance of 4,946 shares of common stock	177	-	-	-	-	-	177
Issuance of 555 shares of common stock under the employee stock purchase plan	38	-	-	-	-	-	38
Unearned restricted stock compensation	(730)	-	-	-	-	-	(730)
Forfeiture of 375 shares of common stock	(24)	-	-	-	-	-	(24)
Share-based compensation	7	-	-	-	-	-	7
Income tax benefit related to share-based compensation	70	-	-	-	-	-	70
Change related to ESOP shares	-	-	-	-	-	(443)	(443)
Net income	-	6,810	-	-	-	-	6,810
Cash dividends ($1.10 per share)	-	(5,186)	-	-	-	-	(5,186)
Purchase of 3,759 shares of common stock	-	-	-	-	(266)	-	(266)
Other comprehensive loss	-	-	(494)	-	-	-	(494)
Balance, March 31, 2013	$41,779	$231,249	$3,461	$(1,513)	$(18,663)	$(31,158)	$225,155

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$6,810	$7,900
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	725	716
Provision for loan losses	(171)	(560)
Net gain on sale of investment securities	(17)	(6)
Share-based compensation	7	4
Forfeiture of common stock	(24)	(9)
Compensation expensed through issuance of common stock	66	21
Excess tax benefits from share-based compensation	(70)	(38)
Provision for deferred income taxes	101	400
Net gain on sale of other real estate owned and other repossessed assets	(40)	(296)
Increase in accrued interest receivable	(1,038)	(363)
Amortization of discount on investment securities, net	280	239
Decrease in prepaid FDIC insurance	232	238
Increase in other assets	2,392	615
Increase in accrued interest payable and other liabilities	1,461	1,778
Loans originated for sale	(59,075)	(65,004)
Proceeds on sales of loans	83,727	72,729
Net gain on sales of loans	(741)	(705)
Net cash and cash equivalents provided by operating activities	$34,625	$17,659

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$6,394	$11,773
Proceeds from sales of investment securities available for sale	566	246
Purchases of investment securities available for sale	(8,885)	(13,716)
Loans made to customers, net of collections	(11,090)	1,635
Proceeds on sale of other real estate owned and other repossessed assets	134	788
Purchases of property and equipment	(747)	(1,628)
(Investment in) income from tax credit real estate, net	(94)	472
Net cash and cash equivalents used in investing activities	$(13,722)	$(430)

Cash Flows from Financing Activities
Net increase in deposits	$13,604	$86,579
Net increase (decrease) in short-term borrowings	1,140	(5,775)
Stock options exercised	149	88
Excess tax benefits related to share-based compensation	70	38
Purchase of treasury stock	(266)	(610)
Dividends paid	(5,186)	(4,998)
Net cash and cash equivalents provided by financing activities	$9,511	$75,322

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2013	2012

Increase in cash and cash equivalents	$30,414	$92,551

Cash and cash equivalents:
Beginning of year	63,582	29,291
End of period	$93,996	$121,842

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$3,049	$3,658
Interest paid on other obligations	1,395	2,024

Noncash activities:

Increase in maximum cash obligation related to ESOP shares	$443	$824
Transfers to other real estate owned	124	478

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

Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2012 filed with the Securities Exchange Commission on March 13, 2013.

The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Recently Adopted Accounting Standards:

In July 2012, the FASB issued AU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired.   Under the new standard, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset.  The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this standard did not have a material impact on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassification out of accumulated other comprehensive income.  The new standard is effective for reporting periods beginning after December 15, 2012, and the amendments should be prospectively applied.  The amendments do not change the current requirement for reporting net income or other comprehensive income.  The amendments require an organization to present on the face of the financial statements or in the footnotes the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety in the same reporting period.  Additionally, for other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required to provide additional detail about those amounts.  The adoption of this standard did not have a material impact on the consolidated financial statements.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:
	Three months Ended March 31,
	2013	2012

Common shares outstanding at the beginning of the period	4,712,328	4,759,818
Weighted average number of net shares issued (redeemed)	2,521	(2,175)
Weighted average shares outstanding (basic)	4,714,849	4,757,643
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	4,290	7,130
Weighted average number of shares (diluted)	4,719,139	4,764,773

Net income (In thousands)	$6,810	$7,900

Earnings per share:
Basic	$1.44	$1.66
Diluted	$1.44	$1.66

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013
	Unrealized Gains on Securities	Accumulated Other Comprehensive Income
Balance at the beginning of the period	$3,955	$3,955
Current period, other comprehensive loss	(494)	(494)
Balance March 31, 2013	$3,461	$3,461

	Three Months Ended March 31, 2012
	Unrealized Gains on Securities	Accumulated Other Comprehensive Income

Balance at the beginning of the period	$4,974	$4,974
Current period, other comprehensive loss	(641)	(641)
Balance March 31, 2012	$4,333	$4,333

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at March 31, 2013 and December 31, 2012 are summarized in the following table (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Securities available for sale
State and political subdivisions	$135,534	59.69%	$134,332	59.39%
Other securities (FHLB, FHLMC and FNMA)	91,515	40.31	91,850	40.61

Total securities available for sale	$227,049	100.00%	$226,182	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2013 or December 31, 2012. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of March 31, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

March 31, 2013:
State and political subdivisions	$130,708	$5,040	$(214)	$135,534
Other securities (FHLB, FHLMC and FNMA)	90,736	804	(25)	91,515
Total	$221,444	$5,844	$(239)	$227,049

December 31, 2012:
State and political subdivisions	$128,848	$5,593	$(109)	$134,332
Other securities (FHLB, FHLMC and FNMA)	90,929	946	(25)	91,850
Total	$219,777	$6,539	$(134)	$226,182

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2013, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$37,970	$38,330
Due after one year through five years	110,472	113,425
Due after five years through ten years	72,459	74,767
Due over ten years	543	527
Total	$221,444	$227,049

As of March 31, 2013 investment securities with a carrying value of $39.92 million were pledged to collateralize short-term borrowings.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities (continued)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2013			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	74	$15,372	$(200)	1.30%	2	$486	$(14)	2.88%	76	$15,858	$(214)	1.35%

Other securities (FHLB, FHLMC and FNMA)	4	9,617	(25)	0.26%	-	-	-	-	4	9,617	(25)	0.26%

Total temporarily impaired securities	78	$24,989	$(225)	0.90%	2	$486	$(14)	2.88%	80	$25,475	$(239)	0.94%

	Less than 12 months				12 months or more				Total
December 31, 2012			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	37	$7,854	$(92)	1.17%	2	$483	$(17)	3.52%	39	$8,337	$(109)	1.31%

Other securities (FHLB, FHLMC and FNMA)	5	12,865	(25)	0.19%	-	-	-	0.00%	5	12,865	(25)	0.19%

Total temporarily impaired securities	42	$20,719	$(117)	0.56%	2	$483	$(17)	3.52%	44	$21,202	$(134)	0.63%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and  not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses greater than twelve months as of March 31, 2013 included two issues.  The two securities are municipal bonds which are rated Ba2.  Bonds with a Ba2 rating are less than investment grade.   The aggregate fair value of these Ba2 rated bonds is $0.49 million while their amortized cost is $0.50 million, representing an unrealized loss of $0.01 million.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	March 31, 2013	December 31, 2012
	(Amounts In Thousands)

Agricultural	$79,819	$76,190
Commercial and financial	157,538	148,034
Real estate:
Construction, 1 to 4 family residential	26,767	25,788
Construction, land development and commercial	83,327	79,097
Mortgage, farmland	118,223	113,841
Mortgage, 1 to 4 family first liens	575,131	583,567
Mortgage, 1 to 4 family junior liens	103,523	104,278
Mortgage, multi-family	215,122	214,812
Mortgage, commercial	310,714	312,506
Loans to individuals	19,277	20,350
Obligations of state and political subdivisions	42,728	43,102
	$1,732,169	$1,721,565
Net unamortized fees and costs	590	597
	$1,732,759	$1,722,162
Less allowance for loan losses	24,620	25,160
	$1,708,139	$1,697,002

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three months ended March 31, 2013 were as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	-	(115)	(208)	-	(249)	(229)	(42)	(843)
Recoveries	15	251	31	-	77	48	52	474
Provision	490	(241)	249	319	(640)	(212)	(136)	(171)

Ending balance	$2,158	$4,468	$3,247	$2,065	$7,276	$4,711	$695	$24,620

Ending balance, individually evaluated for impairment	$-	$30	$73	$-	$94	$242	$1	$440

Ending balance, collectively evaluated for impairment	$2,158	$4,438	$3,174	$2,065	$7,182	$4,469	$694	$24,180

Loans:

Ending balance	$79,819	$157,538	$110,094	$118,223	$678,654	$525,836	$62,005	$1,732,169

Ending balance, individually evaluated for impairment	$-	$2,108	$3,375	$375	$4,677	$18,187	$2	$28,724

Ending balance, collectively evaluated for impairment	$79,819	$155,430	$106,719	$117,848	$673,977	$507,649	$62,003	$1,703,445

Changes in the allowance for loan losses for the three months ended March 31, 2012 were as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	-	(415)	(601)	-	(269)	(211)	(28)	(1,524)
Recoveries	22	360	1	-	125	83	73	664
Provision	(94)	(341)	379	1	(335)	(112)	(58)	(560)

Ending balance	$1,282	$6,033	$4,773	$1,412	$8,572	$5,910	$748	$28,730

Ending balance, individually evaluated for impairment	-	39	3	-	78	99	1	220

Ending balance, collectively evaluated for impairment	$1,282	$5,994	$4,770	$1,412	$8,494	$5,811	$747	$28,510

Loans:

Ending balance	$66,461	$143,860	$107,884	$101,017	$686,644	$531,089	$51,581	$1,688,536

Ending balance, individually evaluated for impairment	-	3,115	2,051	556	4,114	20,581	3	30,420

Ending balance, collectively evaluated for impairment	$66,461	$140,745	$105,833	$100,461	$682,530	$510,508	$51,578	$1,658,116

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

The following table presents the credit quality indicators by type of loans in each category as of March 31, 2013 and December 31, 2012, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
March 31, 2013
Grade:
Pass	$71,841	$129,556	$20,114	$72,885
Potential Watch	2,362	8,824	2,850	3,544
Watch	1,869	12,933	2,771	3,426
Substandard	3,747	6,225	1,032	3,472
Total	$79,819	$157,538	$26,767	$83,327

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
March 31, 2013
Grade:
Pass	$109,727	$509,925	$93,555	$174,806
Potential Watch	3,939	22,956	3,689	11,263
Watch	1,588	21,048	3,743	27,895
Substandard	2,969	21,202	2,536	1,158
Total	$118,223	$575,131	$103,523	$215,122

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
March 31, 2013
Grade:
Pass	$266,796	$18,764	$41,659	$1,509,628
Potential Watch	19,567	96	-	79,090
Watch	16,403	287	1,069	93,032
Substandard	7,948	130	-	50,419
Total	$310,714	$19,277	$42,728	$1,732,169

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial

December 31, 2012
Grade:
Pass	$70,821	$123,005	$20,698	$67,011
Potential Watch	1,169	7,996	2,232	4,636
Watch	1,376	10,927	1,826	3,855
Substandard	2,824	6,106	1,032	3,595
Total	$76,190	$148,034	$25,788	$79,097

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family

December 31, 2012
Grade:
Pass	$106,041	$517,684	$94,219	$173,348
Potential Watch	2,434	24,240	3,839	11,098
Watch	1,863	21,266	3,584	27,936
Substandard	3,503	20,377	2,636	2,430
Total	$113,841	$583,567	$104,278	$214,812

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total

December 31, 2012
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

Past due loans as of March 31, 2013 and December 31, 2012 were as follows:

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)

March 31, 2013
Agricultural	$77	$21	$-	$98	$79,721	$79,819	$-
Commercial and financial	1,221	203	122	1,546	155,992	157,538	50
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	26,767	26,767	-
Construction, land development and commercial	274	1,146	1,089	2,509	80,818	83,327	498
Mortgage, farmland	995	153	81	1,229	116,994	118,223	-
Mortgage, 1 to 4 family first liens	4,928	658	2,737	8,323	566,808	575,131	1,835
Mortgage, 1 to 4 family junior liens	612	247	246	1,105	102,418	103,523	246
Mortgage, multi-family	-	-	253	253	214,869	215,122	-
Mortgage, commercial	495	-	1,496	1,991	308,723	310,714	309
Loans to individuals	-	5	2	7	19,270	19,277	2
Obligations of state and political subdivisions	-	-	-	-	42,728	42,728	-
	$8,602	$2,433	$6,026	$17,061	$1,715,108	$1,732,169	$2,940

December 31, 2012:
Agricultural	$374	$-	$-	$374	$75,816	$76,190	$-
Commercial and financial	712	100	100	912	147,122	148,034	10
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	25,788	25,788	-
Construction, land development and commercial	909	15	-	924	78,173	79,097	-
Mortgage, farmland	-	-	512	512	113,329	113,841	-
Mortgage, 1 to 4 family first liens	5,433	1,579	2,033	9,045	574,522	583,567	1,592
Mortgage, 1 to 4 family junior liens	640	43	221	904	103,374	104,278	221
Mortgage, multi-family	840	-	845	1,685	213,127	214,812	592
Mortgage, commercial	2,060	-	1,415	3,475	309,031	312,506	228
Loans to individuals	22	-	-	22	20,328	20,350	-
Obligations of state and political subdivisions	-	-	-	-	43,102	43,102	-
	$10,990	$1,737	$5,126	$17,853	$1,703,712	$1,721,565	$2,643

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Certain impaired loan information by loan type at March 31, 2013 and December 31, 2012, was as follows:

	March 31, 2013			December 31, 2012
	Non-accrual loans	Accruing loans past due 90 days or more (1)	TDR loans (2)	Non- accrual loans	Accruing loans past due 90 days or more (1)	TDR loans (2)
	(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	$-	$-	$-	$-	$-	$-
Commercial and financial	198	50	1,791	265	10	1,824
Real estate:
Construction, 1 to 4 family residential	714	-	-	714	-	-
Construction, land development and commercial	2,069	498	95	2,169	-	95
Mortgage, farmland	81	-	294	512	-	294
Mortgage, 1 to 4 family first liens	1,103	1,835	1,388	580	1,592	1,065
Mortgage, 1 to 4 family junior liens	16	246	89	17	221	90
Mortgage, multi-family	761	-	5,706	2,027	592	5,739
Mortgage, commercial	1,397	309	10,082	1,401	228	10,323
Loans to individuals	-	2	-	-	-	-
	$6,339	$2,940	$19,445	$7,685	$2,643	$19,430

(1)
There were $0.17 million TDR loans included within accruing loans past due 90 days or more as of March 31, 2013.  There were no TDR loans included within accruing loans past due 90 days or more as of December 31, 2012.

(2)
Total TDR loans were $21.14 million and $22.13 million as of March 31, 2013 and December 31, 2012, respectively.  Included in the total nonaccrual loans were $1.53 million and $2.69 million of TDR loans as of March 31, 2013 and December 31, 2012.

Loans 90 days or more past due that are still accruing interest increased $0.30 million from December 31, 2012 to March 31, 2013 due to an increase in the number of loans past due greater than 90 days. The average accruing loans past due 90 days or more balance was $105,000 as of March 31, 2013 and $110,000 as of December 31, 2012.  The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Below is a summary of information for TDR loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Number			Number
	of	Recorded	Commitments	of	Recorded	Commitments
	contracts	investment	outstanding	contracts	investment	outstanding
		(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	-	$-	$-	-	$-	$-
Commercial and financial	12	1,917	44	11	1,927	15
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-
Construction, land development and commercial	3	400	-	3	401	-
Mortgage, farmland	1	294	-	1	295	-
Mortgage, 1 to 4 family first liens	10	1,599	-	8	1,277	-
Mortgage, 1 to 4 family junior liens	2	89	-	2	90	8
Mortgage, multi-family	3	6,144	-	5	7,364	-
Mortgage, commercial	8	10,700	-	8	10,771	-
Loans to individuals	-	-	-	-	-	-
	39	$21,143	$44	38	$22,125	$23

The following is a summary of TDR loans that were modified during the three months ended March 31, 2013:

Three Months Ended March 31, 2013
	Number	Pre-modification	Post-modification
	of	recorded	recorded
	contracts	investment	investment
(Amounts In Thousands)

Commercial and financial	1	$29	$29
Real estate:
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first lien	1	371	337
Mortgage, 1 to 4 family junior liens	-	-	-
Mortgage, multi-family	-	-	-
Mortgage, commercial	-	-	-
	2	$400	$366

The Company had commitments to lend $0.04 million in additional borrowings to restructured loan customers as of March 31, 2013.  The Company had commitments to lend $0.02 million in additional borrowings to restructured loan customers as of December 31, 2012.  These commitments were in the normal course of business and allowed the borrowers to build pre-sold homes and commercial property, which was expected to increase their overall cash flow.  The additional borrowings were not used to facilitate payments on these loans.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

There were $0.17 million and $0.0 million of TDR loans that were in payment default (defined as past due 90 days or more) as of March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013, TDR loans in payment default consisted of a $0.17 million commercial mortgage loan.

Information regarding impaired loans as of and for the three months ended March 31, 2013 is as follows:

	March 31, 2013			Three Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	295	1,767	-	300	1
Real estate:
Construction, 1 to 4 family residential	714	946	-	714	-
Construction, land development and commercial	2,163	3,420	-	2,214	1
Mortgage, farmland	375	462	-	580	5
Mortgage, 1 to 4 family first liens	1,801	2,735	-	1,756	8
Mortgage, 1 to 4 family junior liens	67	361	-	68	1
Mortgage, multi-family	761	1,520	-	945	-
Mortgage, commercial	2,522	5,198	-	2,532	15
Loans to individuals	-	20	-	-	-
	$8,698	$16,429	$-	$9,109	$31
With an allowance recorded:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	1,813	1,813	30	1,821	23
Real estate:
Construction, 1 to 4 family residential	318	318	64	318	5
Construction, land development and commercial	180	180	9	180	2
Mortgage, farmland	-	-	-	-	-
Mortgage, 1 to 4 family first liens	2,525	2,613	87	2,547	32
Mortgage, 1 to 4 family junior liens	284	284	7	283	4
Mortgage, multi-family	5,706	5,706	223	5,722	69
Mortgage, commercial	9,198	9,261	19	9,261	135
Loans to individuals	2	2	1	2	-
	$20,026	$20,177	$440	$20,134	$270
Total:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	2,108	3,580	30	2,121	24
Real estate:
Construction, 1 to 4 family residential	1,032	1,264	64	1,032	5
Construction, land development and commercial	2,343	3,600	9	2,394	3
Mortgage, farmland	375	462	-	580	5
Mortgage, 1 to 4 family first liens	4,326	5,348	87	4,303	40
Mortgage, 1 to 4 family junior liens	351	645	7	351	5
Mortgage, multi-family	6,467	7,226	223	6,667	69
Mortgage, commercial	11,720	14,459	19	11,793	150
Loans to individuals	2	22	1	2	-
	$28,724	$36,606	$440	$29,243	$301

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Information regarding impaired loans as of December 31, 2012 is as follows:
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$-	$-	$-
Commercial and financial	364	1,911	-
Real estate:
Construction, 1 to 4 family residential	714	946	-
Construction, land development and commercial	2,264	3,520	-
Mortgage, farmland	806	808	-
Mortgage, 1 to 4 family first liens	952	1,332	-
Mortgage, 1 to 4 family junior liens	68	361	-
Mortgage, multi-family	2,027	2,766	-
Mortgage, commercial	2,369	5,046	-
Loans to individuals	-	20	-
	$9,564	$16,710	$-
With an allowance recorded:
Agricultural	$-	$-	$-
Commercial and financial	1,788	1,788	22
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	-	-	-
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	2,286	2,487	83
Mortgage, 1 to 4 family junior liens	259	259	7
Mortgage, multi-family	6,331	6,331	241
Mortgage, commercial	9,530	9,530	20
Loans to individuals	-	-	-
	$20,194	$20,395	$373
Total:
Agricultural	$-	$-	$-
Commercial and financial	2,152	3,699	22
Real estate:
Construction, 1 to 4 family residential	714	946	-
Construction, land development and commercial	2,264	3,520	-
Mortgage, farmland	806	808	-
Mortgage, 1 to 4 family first liens	3,238	3,819	83
Mortgage, 1 to 4 family junior liens	327	620	7
Mortgage, multi-family	8,358	9,097	241
Mortgage, commercial	11,899	14,576	20
Loans to individuals	-	20	-
	$29,758	$37,105	$373

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Impaired loans decreased $1.03 million from December 31, 2012 to March 31, 2013.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.66% of loans held for investment as of March 31, 2013 and 1.73% as of December 31, 2012.  The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $1.35 million from December 31, 2012 to March 31, 2013 primarily resulting from the payoff of $1.24 million in multi-family real estate loans.

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

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2013 are as follows:

	March 31, 2013
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)

Financial instrument assets:
Cash and cash equivalents	$93,996	$93,996	$93,996	$-	$-
Investment securities	235,106	235,106	-	235,106	-
Loans held for sale	4,345	4,345		4,345
Loans
Agricultural	77,661	78,170	-	-	78,170
Commercial and financial	153,070	153,860	-	-	153,860
Real estate:
Construction, 1 to 4 family residential	25,836	25,801	-	-	25,801
Construction, land development and commercial	81,011	81,503	-	-	81,503
Mortgage, farmland	116,158	118,119	-	-	118,119
Mortgage, 1 to 4 family first liens	569,138	582,874	-	-	582,874
Mortgage, 1 to 4 family junior liens	102,240	104,501	-	-	104,501
Mortgage, multi-family	213,508	219,295	-	-	219,295
Mortgage, commercial	307,617	315,183	-	-	315,183
Loans to individuals	18,990	19,169	-	-	19,169
Obligations of state and political subdivisions	42,320	42,024	-	-	42,024
Accrued interest receivable	8,889	8,889	-	8,889	-
Total financial instrument assets	$2,049,885	$2,082,835	$93,996	$248,340	$1,740,499

Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$235,672	$235,672	$-	$235,672	$-
Interest-bearing deposits	1,440,476	1,452,059	-	1,452,059	-
Short-term borrowings	39,923	39,923	-	39,923	-
Federal Home Loan Bank borrowings	125,000	136,180	-	136,180	-
Accrued interest payable	1,277	1,277	-	1,277	-
Total financial instrument liabilities	$1,842,348	$1,865,111	$-	$1,865,111	$-

	Face Amount

Financial instrument with off-balance sheet risk:
Loan commitments	$351,037	$-	$-	$-	$-
Letters of credit	10,943	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$361,980	$-	$-	$-	$-

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2012 are as follows:

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2013.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013
	Readily. Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)

State and political subdivisions	$-	$135,534	$-	$135,534
Other securities (FHLB, FHLMC and FNMA)	-	91,515	-	91,515
Total	$-	$227,049	$-	$227,049

	December 31, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)

State and political subdivisions	$-	$134,332	$-	$134,332
Other securities (FHLB, FHLMC and FNMA)	-	91,850	-	91,850
Total	$-	$226,182	$-	$226,182

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2013.

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

					Three Months Ended
	March 31, 2013				March 31, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)

Loans (4)
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	-	-	2,078	2,078	5
Real Estate:
Construction, 1 to 4 family residential	-	-	968	968	-
Construction, land development and commercial	-	-	2,334	2,334	-
Mortgage, farmland	-	-	375	375	-
Mortgage, 1 to 4 family first liens	-	-	4,239	4,239	103
Mortgage, 1 to 4 family junior liens	-	-	344	344	58
Mortgage, multi-family	-	-	6,244	6,244	-
Mortgage, commercial	-	-	11,701	11,701	229
Loans to individuals	-	-	1	1	-
Foreclosed assets (5)	-	-	234	234	-
Total	$-	$-	$28,518	$28,518	$395

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The authorization was previously set to expire on December 31, 2013.  In September 2012 the Company’s Board of Directors extended the expiration date of the 2005 Stock Repurchase Program to December 31, 2014.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 331,824 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2013.  Of these 331,824 shares, 3,759 shares were purchased during the quarter ended March 31, 2013, at an average price per share of $70.53.

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $64.04 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$36,381	$36,030
Credit cards	44,406	44,554
Commercial, real estate and home construction	102,069	96,326
Commercial lines and real estate purchase loans	168,181	167,210
Outstanding letters of credit	10,943	10,778

Index

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9.	Income Taxes

Federal income tax expense for the three months ended March 31, 2013 and 2012 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2012, 2011, and 2010 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2012, 2011, and 2010 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2013  and December 31, 2012 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2013, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2014.

Income taxes as a percentage of income before taxes were 30.51% for the three months ended March 31, 2013 and 29.18% for the same period in 2012.  The increase in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of March 31, 2013 and December 31, 2012 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At March 31, 2013, the Bank has seventeen full-service locations.

Net income for the three month period ended March 31, 2013 was $6.81 million compared to $7.90 million for the same three months of 2012, a decrease of 13.80%.  The $1.09 million decrease in net income was caused by a number of factors.  The principal factors in the decrease in net income for the first three months of 2013 are a decrease in net interest income of $0.43 million, an increase in the provision for loan losses of $0.39 million and an increase in other expenses of $0.41 million.  These changes were offset by decreases in certain expense items including a decrease of $0.27 million in income tax expense.

The Company achieved a return on average assets of 1.25% and a return on average equity of 11.81% for the twelve months ended March 31, 2013, compared to the twelve months ended March 31, 2012, which were 1.43% and 15.04%, respectively. Dividends of $1.10 per share were paid in January 2012 to 2,199 shareholders.  The 2012 dividend was $1.05 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage. The Bank achieved a net interest margin on a tax-equivalent basis of 3.59% for the three months ended March 31, 2013 compared to 3.75% for the same three months of 2012.  Average earning assets were $1.967 billion in 2013 and $1.908 billion in 2012.

Highlights noted on the balance sheet as of March 31, 2013 for the Company included the following:

•	Total assets were $2.117 billion, an increase of $17.34 million since December 31, 2012.
•	Cash and cash equivalents were $94.00 million, an increase of $30.41 million since December 31, 2012.
•	Net loans were $1.712 billion, a decrease of $12.77 million since December 31, 2012. Loans held for sale decreased $23.91 million since December 31, 2012.
•	Deposit growth of $13.60 million since December 31, 2012.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

The following table sets forth the composition of the loan portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$79,819	4.61%	$76,190	4.43%
Commercial and financial	157,538	9.09	148,034	8.60
Real estate:
Construction, 1 to 4 family residential	26,767	1.54	25,788	1.50
Construction, land development and commercial	83,327	4.81	79,097	4.59
Mortgage, farmland	118,223	6.83	113,841	6.61
Mortgage, 1 to 4 family first liens	575,131	33.20	583,567	33.90
Mortgage, 1 to 4 family junior liens	103,523	5.98	104,278	6.06
Mortgage, multi-family	215,122	12.42	214,812	12.48
Mortgage, commercial	310,714	17.94	312,506	18.15
Loans to individuals	19,277	1.11	20,350	1.18
Obligations of state and political subdivisions	42,728	2.47	43,102	2.50
	$1,732,169	100.00%	$1,721,565	100.00%
Net unamortized fees and costs	590		597
	$1,732,759		$1,722,162
Less allowance for loan losses	24,620		25,160
	$1,708,139		$1,697,002

Loan demand has been steady and is expected to remain steady or increase throughout the year ended December 31, 2013.  The Bank has an established formal loan origination policy.  In general, the loan origination policy attempts to reduce the risk of credit loss to the Bank by requiring, among other things, maintenance of minimum loan to value ratios, evidence of appropriate levels of insurance carried by borrowers and documentation of appropriate types and amounts of collateral and sources of expected payment.  The collateral relied upon in the loan origination policy is generally the property being financed by the Bank.  The source of expected payment is generally the income produced from the property being financed.  Personal guarantees are required of individuals owning or controlling at least 20% of the ownership of an entity.  Limited or proportional guarantees may be accepted in circumstances if approved by the Company’s Board of Directors.  Financial information provided by the borrower is verified as considered necessary by reference to tax returns, or audited, reviewed or compiled financial statements.  The Bank does not originate subprime loans.  In order to modify, restructure or otherwise change the terms of a loan, the Bank’s policy is to evaluate each borrower situation individually.  Modifications, restructures, extensions and other changes are done to improve the Bank’s position and to protect the Bank’s capital.  If a borrower is not current with its payments, any additional loans to such borrowers are evaluated on an individual borrower basis.

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,158	8.77%	4.61%	$1,653	6.57%	4.43%
Commercial and financial	4,468	18.15	9.09	4,573	18.18	8.60
Real estate:			-
Construction, 1 to 4 family residential	931	3.78	1.54	848	3.37	1.50
Construction, land development and commercial	2,316	9.40	4.81	2,327	9.25	4.59
Mortgage, farmland	2,065	8.39	6.83	1,746	6.94	6.61
Mortgage, 1 to 4 family first liens	5,993	24.34	33.20	6,540	25.99	33.90
Mortgage, 1 to 4 family junior liens	1,283	5.21	5.98	1,548	6.15	6.06
Mortgage, multi-family	1,614	6.56	12.42	1,840	7.31	12.48
Mortgage, commercial	3,097	12.57	17.94	3,264	12.97	18.15
Loans to individuals	287	1.17	1.11	382	1.52	1.18
Obligations of state and political subdivisions	408	1.66	2.47	439	1.75	2.50
	$24,620	100.00%	100.00%	$25,160	100.00%	100.00%

The allowance for loan losses totaled $24.62 million at March 31, 2013 compared to $25.16 million at December 31, 2012.  The percentage of the allowance to outstanding loans was 1.42% and 1.46% at March 31, 2013 and December 31, 2012, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The reduction in the allowance in 2013 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.  Credit quality has improved to levels experienced prior to the recession.  Improvement of credit quality has been trending throughout the Bank’s market.

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

Management has determined that the allowance for loan losses was appropriate at March 31, 2013, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $0.87 million from December 31, 2012 to March 31, 2013.  The fair value of securities available for sale was $5.61 million more than the amortized cost of such securities as of March 31, 2013.  At December 31, 2012, the fair value of the securities available for sale was $6.41 million more than the amortized cost of such securities.

Deposit growth was $13.60 million in the first three months of 2013.  Repurchase agreements increased $1.14 million in the same period.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $39.37 million as of March 31, 2013 with an average rate of 0.68%.  Brokered deposits were $41.54 million as of December 31, 2012 with an average rate of 0.70%.  As of March 31, 2013 and December 31, 2012, brokered deposits were 2.35% and 2.50% of total deposits, respectively.

Dividends and Equity

In January 2013, Hills Bancorporation paid a dividend of $5.19 million or $1.10 per share.  The dividend was $1.05 per share in January 2012.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2013 totaled $225.16 million.  Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 15.49% and 15.33% as of March 31, 2013 and December 31, 2012, respectively.  The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 16.75% and 16.59% as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income Overview

Net income decreased $1.09 million for the three months ended March 31, 2013 compared to the first three months of 2012.  Total net income was $6.81 million in 2013 and $7.90 million in the comparable period in 2012, a decrease of 13.80%.  The changes in net income in 2013 from the first three months of 2012 were primarily the result of the following:

•	Net interest income decreased by $0.43 million.
•	The provision for loan losses increased by $0.39 million.
•	Other income decreased by $0.13 million.
•	Other expenses increased by $0.41 million.

For the three-month periods ended March 31, 2013 and 2012, basic earnings per share were $1.44 and $1.66, respectively. Diluted earnings per share were $1.44 for the three months ended March 31, 2013 compared to $1.66 for the same period in 2012.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average earnings assets. Net interest income of $16.78 million for the first three months of 2013 was derived from the Company’s $1.967 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.59%.  Average earning assets in the three months ended March 31, 2012 were $1.908 billion and the tax-equivalent net interest margin was 3.75%. The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.49% would have resulted approximately in a $0.49 million decrease in income before income taxes in the three month period ended March 31, 2013. Similarly, an increase in the net interest margin of 10 basis points to 3.69% would have resulted in approximately a $0.49 million increase in net interest income before taxes.  Net interest income for the Company decreased due to the decrease in the interest rates on average earning assets.  The decrease in interest rates on average earnings assets result from the assets repricing from pre-recession rates and locking in for an average of 5 years at the current historically low interest rates available.  The Company has been able to lower the average cost of funding to the current level over the past 5 years.  Based on our current rate environment there is diminished opportunity to continue to lower funding costs.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.733 billion at March 31, 2013.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction in expense of $0.17 million in 2013 compared to a reduction of expense of $0.56 million in 2012.  The reduction in expense in 2013 was the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $2.99 million and $3.26 million for the three months ended March 31, 2013 and 2012, respectively.  Income taxes as a percentage of income before taxes were 30.51% in 2013 and 29.18% in 2012.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended March 31, 2013 and 2012

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first three months of 2013 was 3.59% compared to 3.75% in 2012 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2013 compared to the comparable period in 2012 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$36,440	(0.40)%	$145	$(1,575)	$(1,430)
Taxable securities	(1,465)	(0.76)	(7)	(189)	(196)
Nontaxable securities	16,303	(0.63)	189	(200)	(11)
Federal funds sold	6,864	-	5	-	5
	$58,142		$332	$(1,964)	$(1,632)

Interest expense:
Interest-bearing demand deposits	$55,949	-%	$(27)	$(2)	$(29)
Savings deposits	55,481	(0.01)	(26)	3	(23)
Time deposits	(36,230)	(0.30)	219	442	661
Short-term borrowings	(3,607)	(0.08)	5	7	12
FHLB borrowings	(60,000)	0.15	660	(48)	612
Interest-bearing other liabilities	(67)	(0.82)	-	5	5
	$11,526		$831	$407	$1,238
Change in net interest income			$1,163	$(1,557)	$(394)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2013	2012

Yield on average interest-earning assets	4.49%	4.92%
Rate on average interest-bearing liabilities	1.13	1.44
Net interest spread	3.36%	3.48%
Effect of noninterest-bearing funds	0.23	0.27
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.59%	3.75%

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended March 31, 2013 and 2012

Net Interest Income (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2013.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2013, the rate indexes for the one, three and five year indexes were 0.15%, 0.38% and 0.80%, respectively.  The one year index decreased 25.00% from 0.20% at March 31, 2012, the three year index decreased 34.48% and the five year index decreased 31.03%.  The three year index was 0.58% and the five year index was 1.16% at March 31, 2012.  The targeted federal funds rate was 0.25% at March 31, 2013 and 2012.  The Company anticipates no significant changes in the indexes for 2013.  U.S. Treasury indexes are expected to remain low into 2014.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.17 million in 2013 compared to a reduction of expense of $0.56 million in 2012, an increase of $0.39 million.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The reduction in expense in 2012 was the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

The allowance for loan losses decreased $0.54 million during the first three months of 2013.  In the first three months of 2013, there was a decrease of $0.93 million due to the volume and composition of loans outstanding and a $0.39 million increase in the amount allocated to the allowance due to a combination of a deterioration in credit quality and charge-offs.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2013 and 2012, recoveries were $0.48 million and $0.66 million, respectively; and charge-offs were $0.84 million in 2013 and $1.52 million in 2012.  The allowance for loan losses totaled $24.62 million at March 31, 2013 compared to $25.16 million at December 31, 2012.  The allowance represented 1.42% and 1.46% of loans held for investment at March 31, 2013 and December 31, 2012, respectively.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended March 31, 2013 and 2012

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2013 and 2012.
	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(Amounts in thousands)

Net gain on sale of loans	$741	$705	$36	5.11%
Trust fees	1,260	1,161	99	8.53
Service charges and fees	1,909	1,873	36	1.92
Rental revenue on tax credit real estate	319	394	(75)	(19.04)
Net gain on sale of other real estate owned and other reposessed assets	40	296	(256)	(86.49)
Other noninterest income	614	584	30	5.14
	$4,883	$5,013	$(130)

Loans originated for sale in the first three months of 2013 totaled $59.08 million compared to $65.00 million in the same period in 2012, a decrease of 9.11%.  In the three months ended March 31, 2013 and 2012, the net gain on sale of loans was $0.74 million and $0.71 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.10 million in the first three months of 2013 as a result of assets under management increasing from $1.088 billion as of March 31, 2012 to $1.168 billion as of March 31, 2013 due to market conditions and new trust relationships.

Service charges and fees increased $0.04 million in the first three months of 2013 from their level for the comparable period in 2012.  Credit card merchant, debit card and point of sale (POS) pin interchange fees are included in service charges and fees, and that component increased during the same period by $0.05 million due to volume of activity.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.26 million to a net gain of $0.04 million for the three months ended March 31, 2013.  The total net gain on sale of other real estate owned for the three months ended March 31, 2013 consisted of a $0.04 million net gain on sale of 1 property.  During the same period in 2012, the gain consisted of a $0.06 million fair market value adjustment on 2 properties within other real estate owned, offset by a $0.36 million net gain on sale of 6 properties.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended March 31, 2013 and 2012

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2013 and 2012.
	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(Amounts in thousands)

Salaries and employee benefits	$5,963	$5,819	$144	2.47
Occupancy	942	844	98	11.61
Furniture and equipment	1,281	1,111	170	15.30
Office supplies and postage	382	379	3	0.79
Advertising and business development	620	436	184	42.20
Outside services	1,800	1,702	98	5.76
Rental expenses on tax credit real estate	344	655	(311)	(47.48)
FDIC insurance assessment	261	268	(7)	(2.61)
Other noninterest expense	440	413	27	6.54
	$12,033	$11,627	$406

Other expenses of $12.03 million increased $0.41 million for the three months ended March 31, 2013 from the same period in 2012, an increase of 3.49%.  Salaries and employee benefits expense was $5.96 million for the three months ended March 31, 2013 which was a $0.14 million increase from the same period in 2012.  The increase is primarily due to annual salary adjustments that were effective in March.  Furniture and equipment expense was $1.28 million for the three months ended March 31, 2013 which represents a $0.17 million increase from the 2012 period.  The negative variance is partially due to an increase of $0.06 million in software expense.  Advertising and business development expense was $0.62 million for the three months ended March 31, 2013 which was a $0.18 million increase from the same period in 2012.  The increase is primarily due to an increase in expense related to debit card reward points.  The debit card reward point program was initiated in 2012 and there were no associated expenses with the program as of March 31, 2012.

As of March 31, 2013, the Company has prepaid FDIC insurance of $2.73 million, which represents the FDIC premiums paid by the Bank on December 30, 2009 for the years of 2010, 2011 and 2012.  The prepaid FDIC insurance is being amortized on a quarterly basis as premiums are assessed.  The balance remaining in prepaid FDIC insurance after collection of the amount due on June 30, 2013 will be refunded to the Company.

Income Taxes

Federal and state income tax expenses were $2.99 million and $3.26 million for the three months ended March 31, 2013 and 2012, respectively.  Income taxes as a percentage of income before taxes were 30.51% in 2013 and 29.18% in 2012.

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.72% of the Company’s total assets at March 31, 2013, compared to 10.77% at December 31, 2012.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2013, the Company had borrowed $125 million from the Federal Home Loan Bank (“FHLB”) of Des Moines. Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $360.37 million at March 31, 2013.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $195.14 million. The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2013.

As of March 31, 2013, investment securities with a carrying value of $39.92 million were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2012, investment securities with a carrying value of $38.78 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Index

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is to changes in interest rates.  Interest rate risk is the risk to current or anticipated earnings or capital arising from movements in interest rates.  Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk.  Repricing risk is the difference between the timing of rate changes and the timing of cash flows.  Basis risk is the difference from changing rate relationships among different yield curve affecting Bank activities.  Yield curve risk is the difference from changing rate relationships across the spectrum of maturities.  Option risk is the difference resulting from interest-related options imbedded in Bank products.  The Bank’s primary source of interest rate risk exposure arises from repricing risk.  To measure this risk the Bank uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Bank’s assets and liabilities and an earnings simulation approach.  The gap schedule is known as the interest rate sensitivity report.  The report reflects the repricing characteristics of the Bank’s assets and liabilities.  The report details the calculation of the gap ratio.  This ratio indicated the amount if interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	1,450	$70.00	329,515	420,485
February 1 to February 28	300	70.00	329,815	420,185
March 1 to March 31	2,009	71.00	331,824	418,176
Total	3,759	$70.53	331,824	418,176

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

During the first three months of 2013, the Company issued 286 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued to officers of the company for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION (Continued)

Item 6.	Exhibits

3.1	Articles of Incorporation of Hills Bancorporation, incorporated by reference to Exhibit 3.1 to the Company’s Form S-3 filed with the Commission on May 12, 2011.
3.2	By-laws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company’s Form S-3 filed with the Commission on May 12, 2011.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
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

HILLS BANCORPORATION

Date: May 8, 2013	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: May 8, 2013	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2013

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2013 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	51-52

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	53