Form 10-K/A
period 2012-12-31
HILLS BANCORPORATION
filed 2013-08-01
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 15, 2013 for the Annual Meeting of the Shareholders of the Registrant held on April 15, 2013 (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

Hills Bancorporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2013 (the “Original Filing”) for the sole purpose of correcting cross references to information that is incorporated by reference into Items 10 through 13 of Part III from the Company’s Proxy Statement.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are files as exhibits to this Amendment.  Except as discussed above, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.  Except as discussed above, all other information in the Original Filing remains unchanged.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” “Information Concerning Directors Other than Nominees,” “Audit Committee,” and “Corporate Governance and the Boards of Directors”  in the Company’s Definitive Proxy Statement dated March 15, 2013 for the Annual Meeting of Stockholders on April 15, 2013. Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer. A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Shari DeMaris
Treasurer
Hills Bancorporation
131 Main Street
Hills, Iowa 52235

The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	60	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Shari J. DeMaris	43
Ms. DeMaris was appointed Secretary, Treasurer and Principal Financial Officer on November 1, 2012, replacing James Pratt whose retirement became effective on October 31, 2012.   Ms. DeMaris served as Senior Vice President, Director of Finance since December of 2008.

Bank
Timothy D. Finer	51	Mr. Finer has held the position of Senior Vice President, Director of Real Estate Lending since 2005.

Marty J. Maiers	55	Mr. Maiers has held the position of Senior Vice President, Director of Retail Banking since 2008.

Steven R. Ropp	52	Mr. Ropp has held the position of Senior Vice President, Director of Commercial Banking since 2008.

Bradford C. Zuber	56	Mr. Zuber has held the position of Senior Vice President, Director of Trust Services since 1987.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors,” and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 15, 2013 for the Annual Meeting of Stockholders on April 15, 2013. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement dated March 15, 2013 for the Annual Meeting of Stockholders on April 15, 2013. Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2012, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	17,985	$47.62	76,186
Equity compensation plans not approved by security holders	-	-	-
Total	17,985	$47.62	76,186

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 15, 2013 for the Annual Meeting of Stockholders on April 15, 2013. Such information is incorporated herein by reference.

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

HILLS BANCORPORATION

Date: August 1, 2013	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: August 1, 2013	By: /s/Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

31.1	Rule 13-a-14(a) Certification - Principal Executive Officer

31.2	Rule 13-a-14(a) Certification - Principal Financial Officer