Form 10-Q
period 2013-06-30
HILLS BANCORPORATION
filed 2013-08-07
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At July 31, 2013

Common Stock, no par value	4,732,856

HILLS BANCORPORATION

Index
HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

ASSETS	June 30, 2013 (Unaudited)	December 31, 2012

Cash and cash equivalents	$23,907	$63,582
Investment securities available for sale at fair value (amortized cost June 30, 2013 $223,477; December 31, 2012 $219,777)	224,545	226,182
Stock of Federal Home Loan Bank	8,150	8,062
Loans held for sale	26,048	28,256
Loans, net of allowance for loan losses (June 30, 2013 $24,400; December 31, 2012 $25,160)	1,717,899	1,697,002
Property and equipment, net	30,035	30,624
Tax credit real estate	18,553	18,745
Accrued interest receivable	8,212	7,851
Deferred income taxes, net	8,987	7,144
Other real estate	467	746
Goodwill	2,500	2,500
Prepaid FDIC insurance	-	2,957
Other assets	2,989	6,069
Total Assets	$2,072,292	$2,099,720

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$236,641	$273,973
Interest-bearing deposits	1,401,506	1,388,571
Total deposits	$1,638,147	$1,662,544
Short-term borrowings	30,927	38,783
Federal Home Loan Bank borrowings	125,000	125,000
Accrued interest payable	1,178	1,361
Other liabilities	16,922	16,121
Total Liabilities	$1,812,174	$1,843,809

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$27,722	$30,715

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 10,000,000 shares; issued June 30, 2013 5,070,358 shares; December 31, 2012 5,064,383 shares	$-	$-
Paid in capital	41,876	42,241
Retained earnings	238,163	229,625
Accumulated other comprehensive income	659	3,955
Unearned ESOP shares	(1,513)	(1,513)
Treasury stock at cost (June 30, 2013 337,458 shares; December 31, 2012 328,065 shares)	(19,067)	(18,397)
Total Stockholders' Equity	$260,118	$255,911
Less maximum cash obligation related to ESOP shares	27,722	30,715
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$232,396	$225,196
Total Liabilities & Stockholders' Equity	$2,072,292	$2,099,720

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$19,971	$20,989	$39,896	$42,384
Investment securities:
Taxable	304	529	654	1,075
Nontaxable	831	837	1,674	1,687
Federal funds sold	25	42	46	58
Total interest income	$21,131	$22,397	$42,270	$45,204
Interest expense:
Deposits	$2,839	$3,523	$5,804	$7,097
Short-term borrowings	44	61	61	95
FHLB borrowings	1,394	1,990	2,772	3,980
Total interest expense	$4,277	$5,574	$8,637	$11,172
Net interest income	$16,854	$16,823	$33,633	$34,032
Provision for loan losses	(250)	(1,732)	(421)	(2,292)
Net interest income after provision for loan losses	$17,104	$18,555	$34,054	$36,324
Noninterest income:
Net gain on sale of loans	$521	$861	$1,262	$1,566
Trust fees	1,295	1,129	2,555	2,290
Service charges and fees	2,038	1,959	3,947	3,832
Rental revenue on tax credit real estate	397	398	716	792
Net gain on sale of other real estate owned and other repossessed assets	110	145	150	441
Other noninterest income	734	688	1,348	1,272
	$5,095	$5,180	$9,978	$10,193
Noninterest expenses:
Salaries and employee benefits	$6,191	$6,124	$12,154	$11,943
Occupancy	931	852	1,873	1,696
Furniture and equipment	1,186	1,183	2,467	2,294
Office supplies and postage	395	339	777	718
Advertising and business development	651	661	1,271	1,097
Outside services	1,759	1,635	3,559	3,337
Rental expenses on tax credit real estate	613	559	957	1,214
FDIC insurance assessment	270	257	531	525
Other noninterest expense	426	522	866	935
	$12,422	$12,132	$24,455	$23,759
Income before income taxes	$9,777	$11,603	$19,577	$22,758
Income taxes	2,863	3,533	5,853	6,788
Net income	$6,914	$8,070	$13,724	$15,970

Earnings per share:
Basic	$1.47	$1.70	$2.91	$3.36
Diluted	$1.47	$1.69	$2.91	$3.35

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$6,914	$8,070	$13,724	$15,970

Other comprehensive loss before tax:
Unrealized holding (losses) gains arising during the period	(4,537)	4	(5,320)	(1,028)
Less: reclassification adjustments for (gains) losses included in net income	-	-	(17)	(6)

Other comprehensive (loss) income, before tax:	$(4,537)	$4	$(5,337)	$(1,034)

Tax benefit (expense) related to other comprehensive loss	1,735	(2)	2,041	395

Other comprehensive (loss) income, net of tax	$(2,802)	$2	$(3,296)	$(639)

Comprehensive income	$4,112	$8,072	$10,428	$15,331

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2011	$41,467	$207,790	$4,974	$(2,017)	$(15,959)	$(27,826)	$208,429

Issuance of 4,196 shares of common stock	171	-	-	-	-	-	171
Forfeiture of 434 shares of common stock	(26)	-	-	-	-	-	(26)
Share-based compensation	8	-	-	-	-	-	8
Income tax benefit related to share-based compensation	38	-	-	-	-	-	38
Change related to ESOP shares	-	-	-	-	-	(1,088)	(1,088)
Net income	-	15,970	-	-	-	-	15,970
Cash dividends ($1.05 per share)	-	(4,998)	-	-	-	-	(4,998)
Purchase of 17,187 shares of common stock	-	-	-	-	(1,141)	-	(1,141)
Other comprehensive loss	-	-	(639)	-	-	-	(639)
Balance, June 30, 2012	$41,658	$218,762	$4,335	$(2,017)	$(17,100)	$(28,914)	$216,724

Balance, December 31, 2012	$42,241	$229,625	$3,955	$(1,513)	$(18,397)	$(30,715)	$225,196

Issuance of 5,310 shares of common stock	203	-	-	-	-	-	203
Issuance of 1,040 shares of common stock under the employee stock purchase plan	72	-	-	-	-	-	72
Unearned restricted stock compensation	(702)	-	-	-	-	-	(702)
Forfeiture of 375 shares of common stock	(25)	-	-	-	-	-	(25)
Share-based compensation	14	-	-	-	-	-	14
Income tax benefit related to share-based compensation	73	-	-	-	-	-	73
Change related to ESOP shares	-	-	-	-	-	2,993	2,993
Net income	-	13,724	-	-	-	-	13,724
Cash dividends ($1.10 per share)	-	(5,186)	-	-	-	-	(5,186)
Purchase of 9,393 shares of common stock	-	-	-	-	(670)	-	(670)
Other comprehensive loss	-	-	(3,296)	-	-	-	(3,296)
Balance, June 30, 2013	$41,876	$238,163	$659	$(1,513)	$(19,067)	$(27,722)	$232,396

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$13,724	$15,970
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,451	1,433
Provision for loan losses	(421)	(2,292)
Net gain on sale of investment securities	(17)	(6)
Share-based compensation	14	8
Forfeiture of common stock	(25)	(26)
Compensation expensed through issuance of common stock	126	83
Excess tax benefits from share-based compensation	(73)	(38)
Provision for deferred income taxes	198	1,036
Net gain on sale of other real estate owned and other repossessed assets	(150)	(441)
(Increase) decrease in accrued interest receivable	(361)	247
Amortization of discount on investment securities, net	565	480
Decrease in prepaid FDIC insurance	2,957	465
Decrease in other assets	3,153	78
(Decrease) increase in accrued interest payable and other liabilities	(84)	439
Loans originated for sale	(136,340)	(141,723)
Proceeds on sales of loans	139,810	149,000
Net gain on sales of loans	(1,262)	(1,566)
Net cash and cash equivalents provided by operating activities	$23,265	$23,147

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$14,920	$30,328
Proceeds from sales of investment securities available for sale	566	246
Purchases of investment securities available for sale	(19,822)	(35,944)
Loans made to customers, net of collections	(20,943)	11,271
Proceeds on sale of other real estate owned and other repossessed assets	896	1,539
Purchases of property and equipment	(862)	(2,116)
Income from tax credit real estate, net	192	705
Net cash and cash equivalents (used in) provided by investing activities	$(25,053)	$6,029

Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(24,397)	$35,161
Net decrease in short-term borrowings	(7,856)	(10,831)
Stock options exercised	149	88
Excess tax benefits related to share-based compensation	73	38
Purchase of treasury stock	(670)	(1,141)
Dividends paid	(5,186)	(4,998)
Net cash and cash equivalents (used in) provided by financing activities	$(37,887)	$18,317

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2013	2012

(Decrease in) increase in cash and cash equivalents	$(39,675)	$47,493

Cash and cash equivalents:
Beginning of year	63,582	29,291
End of period	$23,907	$76,784

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$5,987	$7,269
Interest paid on other obligations	2,833	4,075
Income taxes paid	3,974	5,343

Noncash activities:

(Decrease) increase in maximum cash obligation related to ESOP shares	$(2,993)	$1,088
Transfers to other real estate owned	467	1,624

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

The consolidated balance sheet of the Company as of December 31, 2012, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 13, 2013.

The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Recently Adopted Accounting Standards:

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired.   Under the new standard, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset.  The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this standard did not have a material impact on the consolidated financial statements.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012

Common shares outstanding at the beginning of the period	4,714,694	4,753,618	4,712,328	4,759,818
Weighted average number of net shares issued (redeemed)	1,842	(991)	(1,523)	(4,683)
Weighted average shares outstanding (basic)	4,712,852	4,752,627	4,713,851	4,755,135
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,327	6,614	3,981	6,984
Weighted average number of shares (diluted)	4,716,179	4,759,241	4,717,832	4,762,119

Net income (In thousands)	$6,914	$8,070	$13,724	$15,970

Earnings per share:
Basic	$1.47	$1.70	$2.91	$3.36
Diluted	$1.47	$1.69	$2.91	$3.35

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Unrealized Gains on Securities	Accumulated Other Comprehensive Income

Balance at the beginning of the period	$3,461	$3,461	$3,955	$3,955
Current period, other comprehensive loss	(2,802)	(2,802)	(3,296)	(3,296)
Balance June 30, 2013	$659	$659	$659	$659

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Unrealized Gains on Securities	Accumulated Other Comprehensive Income

Balance at the beginning of the period	$4,333	$4,333	$4,974	$4,974
Current period, other comprehensive income (loss)	2	2	(639)	(639)
Balance June 30, 2012	$4,335	$4,335	$4,335	$4,335

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at June 30, 2013 and December 31, 2012 are summarized in the following table (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Securities available for sale
State and political subdivisions	$131,865	58.73%	$134,332	59.39%
Other securities (FHLB, FHLMC and FNMA)	92,680	41.27	91,850	40.61

Total securities available for sale	$224,545	100.00%	$226,182	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2013 or December 31, 2012. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of June 30, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

June 30, 2013:
State and political subdivisions	$130,945	$2,952	$(2,032)	$131,865
Other securities (FHLB, FHLMC and FNMA)	92,532	465	(317)	92,680
Total	$223,477	$3,417	$(2,349)	$224,545

December 31, 2012:
State and political subdivisions	$128,848	$5,593	$(109)	$134,332
Other securities (FHLB, FHLMC and FNMA)	90,929	946	(25)	91,850
Total	$219,777	$6,539	$(134)	$226,182

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2013, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$43,796	$44,148
Due after one year through five years	109,763	111,868
Due after five years through ten years	69,818	68,432
Due over ten years	100	97
Total	$223,477	$224,545

As of June 30, 2013 investment securities with a carrying value of $30.93 million were pledged to collateralize short-term borrowings.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities (continued)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2013			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	166	$36,085	$(1,995)	5.53%	10	$2,080	$(36)	1.73%	176	$38,165	$(2,032)	5.32%

Other securities (FHLB, FHLMC and FNMA)	15	37,635	(317)	0.84%	-	-	-	-	15	37,635	(317)	0.84%

Total temporarily impaired securities	181	$73,720	$(2,312)	3.14%	10	$2,080	$(36)	1.73%	191	$75,800	$(2,349)	3.10%

	Less than 12 months				12 months or more				Total
December 31, 2012			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	37	$7,854	$(92)	1.17%	2	$483	$(17)	3.52%	39	$8,337	$(109)	1.31%

Other securities (FHLB, FHLMC and FNMA)	5	12,865	(25)	0.19%	-	-	-	-	5	12,865	(25)	0.19%

Total temporarily impaired securities	42	$20,719	$(117)	0.56%	2	$483	$(17)	3.52%	44	$21,202	$(134)	0.63%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and  not other-than-temporary impairments.  Two of the state and political subdivision securities with gross unrealized losses greater than twelve months as of June 30, 2013 are municipal bonds which are rated Ba2.  Bonds with a Ba2 rating are less than investment grade.   The aggregate fair value of these Ba2 rated bonds is $0.49 million while their amortized cost is $0.50 million, representing an unrealized loss of $0.01 million.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	June 30, 2013	December 31, 2012
	(Amounts In Thousands)

Agricultural	$76,419	$76,190
Commercial and financial	170,985	148,034
Real estate:
Construction, 1 to 4 family residential	28,341	25,788
Construction, land development and commercial	77,117	79,097
Mortgage, farmland	126,767	113,841
Mortgage, 1 to 4 family first liens	576,286	583,567
Mortgage, 1 to 4 family junior liens	101,899	104,278
Mortgage, multi-family	218,701	214,812
Mortgage, commercial	303,678	312,506
Loans to individuals	19,165	20,350
Obligations of state and political subdivisions	42,333	43,102
	$1,741,691	$1,721,565
Net unamortized fees and costs	608	597
	$1,742,299	$1,722,162
Less allowance for loan losses	24,400	25,160
	$1,717,899	$1,697,002

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

The Bank offers loans both to individuals that are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties.  The Bank makes these loans to established borrowers in the Bank’s market area.  Construction loans generally have a term of one year or less, with interest payable at maturity.  Interest rate arrangements are variable for construction projects.  Generally, collateral for construction loans is the underlying construction project.

Loans for farmland are made to individuals and businesses within the Bank’s market area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to five years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

Residential real estate loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its market area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s market area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Multi-family real estate loans are made to individuals and businesses in the Bank’s market area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

The Bank originates loans for commercial properties to individuals and businesses within its market area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

The Bank offers loans to individuals including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.

Obligations to State and Political Subdivisions include only tax-exempt loans.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and six months ended June 30, 2013 were as follows:

	Three Months Ended June 30, 2013
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$2,158	$4,468	$3,247	$2,065	$7,276	$4,711	$695	$24,620
Charge-offs	-	(380)	(12)	-	(298)	(54)	(82)	(826)
Recoveries	3	301	135	-	272	107	38	856
Provision	218	489	(382)	85	(266)	(394)	-	(250)

Ending balance	$2,379	$4,878	$2,988	$2,150	$6,984	$4,370	$651	$24,400

	Six Months Ended June 30, 2013
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	-	(495)	(220)	-	(548)	(283)	(124)	(1,670)
Recoveries	18	552	166	-	349	156	90	1,331
Provision	708	248	(133)	404	(905)	(607)	(136)	(421)

Ending balance	$2,379	$4,878	$2,988	$2,150	$6,984	$4,370	$651	$24,400

Ending balance, individually evaluated for impairment	$3	$22	$9	$9	$76	$237	$-	$356

Ending balance, collectively evaluated for impairment	$2,376	$4,856	$2,979	$2,141	$6,908	$4,133	$651	$24,044

Loans:

Ending balance	$76,419	$170,985	$105,458	$126,767	$678,185	$522,379	$61,498	$1,741,691

Ending balance, individually evaluated for impairment	125	2,057	2,630	540	4,228	18,442	-	28,022

Ending balance, collectively evaluated for impairment	$76,294	$168,928	$102,828	$126,227	$673,957	$503,937	$61,498	$1,713,669

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Changes in the allowance for loan losses for the three and six months ended June 30, 2012 were as follows:

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

The following table presents the credit quality indicators by type of loans in each category as of June 30, 2013 and December 31, 2012, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
June 30, 2013
Grade:
Pass	$66,988	$144,911	$23,906	$67,709
Potential Watch	3,089	6,224	1,473	2,403
Watch	1,417	14,188	2,391	3,709
Substandard	4,925	5,662	571	3,296
Total	$76,419	$170,985	$28,341	$77,117

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
June 30, 2013
Grade:
Pass	$118,761	$515,171	$93,488	$171,863
Potential Watch	3,927	18,862	1,780	11,210
Watch	1,498	22,312	4,288	34,627
Substandard	2,581	19,941	2,343	1,001
Total	$126,767	$576,286	$101,899	$218,701

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
June 30, 2013
Grade:
Pass	$260,609	$18,720	$40,191	$1,522,317
Potential Watch	21,484	81	1,083	71,616
Watch	13,645	221	1,059	99,355
Substandard	7,940	143	-	48,403
Total	$303,678	$19,165	$42,333	$1,741,691

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

Past due loans as of June 30, 2013 and December 31, 2012 were as follows:

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)

June, 2013
Agricultural	$2	$-	$-	$2	$76,417	$76,419	$-
Commercial and financial	1,069	645	152	1,866	169,119	170,985	152
Real estate:
Construction, 1 to 4 family residential	299	-	-	299	28,042	28,341	-
Construction, land development and commercial	1,222	23	1,184	2,429	74,688	77,117	275
Mortgage, farmland	466	-	252	718	126,049	126,767	171
Mortgage, 1 to 4 family first liens	53	1,566	2,310	3,929	572,357	576,286	1,466
Mortgage, 1 to 4 family junior liens	259	39	18	316	101,583	101,899	18
Mortgage, multi-family	-	-	292	292	218,409	218,701	39
Mortgage, commercial	711	142	1,264	2,117	301,561	303,678	354
Loans to individuals	62	12	-	74	19,091	19,165	-
Obligations of state and political subdivisions	-	-	-	-	42,333	42,333	-
	$4,143	$2,427	$5,472	$12,042	$1,729,649	$1,741,691	$2,475

December 31, 2012:
Agricultural	$374	$-	$-	$374	$75,816	$76,190	$-
Commercial and financial	712	100	100	912	147,122	148,034	10
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	25,788	25,788	-
Construction, land development and commercial	909	15	-	924	78,173	79,097	-
Mortgage, farmland	-	-	512	512	113,329	113,841	-
Mortgage, 1 to 4 family first liens	5,433	1,579	2,033	9,045	574,522	583,567	1,592
Mortgage, 1 to 4 family junior liens	640	43	221	904	103,374	104,278	221
Mortgage, multi-family	840	-	845	1,685	213,127	214,812	592
Mortgage, commercial	2,060	-	1,415	3,475	309,031	312,506	228
Loans to individuals	22	-	-	22	20,328	20,350	-
Obligations of state and political subdivisions	-	-	-	-	43,102	43,102	-
	$10,990	$1,737	$5,126	$17,853	$1,703,712	$1,721,565	$2,643

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Certain impaired loan information by loan type at June 30, 2013 and December 31, 2012, was as follows:

	June 30, 2013			December 31, 2012
	Non-accrual loans	Accruing loans past due 90 days or more (1)	TDR loans (2)	Non- accrual loans	Accruing loans past due 90 days or more (1)	TDR loans (2)
	(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	$-	$-	$125	$-	$-	$-
Commercial and financial	113	152	1,792	265	10	1,824
Real estate:
Construction, 1 to 4 family residential	528	-	-	714	-	-
Construction, land development and commercial	1,769	275	58	2,169	-	95
Mortgage, farmland	81	171	288	512	-	294
Mortgage, 1 to 4 family first liens	1,172	1,466	1,312	580	1,592	1,065
Mortgage, 1 to 4 family junior liens	172	18	88	17	221	90
Mortgage, multi-family	744	39	5,676	2,027	592	5,739
Mortgage, commercial	1,670	354	9,959	1,401	228	10,323
Loans to individuals	-	-	-	-	-	-
	$6,249	$2,475	$19,298	$7,685	$2,643	$19,430

(1)	There were $0.15 million TDR loans included within accruing loans past due 90 days or more as of June 30, 2013. There were no TDR loans included within accruing loans past due 90 days or more as of December 31, 2012.
(2)	Total TDR loans were $21.10 million and $22.13 million as of June 30, 2013 and December 31, 2012, respectively. Included in the total nonaccrual loans were $1.65 million and $2.69 million of TDR loans as of June 30, 2013 and December 31, 2012.

Loans 90 days or more past due that are still accruing interest decreased $0.17 million from December 31, 2012 to June 30, 2013. The average accruing loans past due 90 days or more balance was $85,000 as of June 30, 2013 and $110,000 as of December 31, 2012.  The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Below is a summary of information for TDR loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Number			Number
	of	Recorded	Commitments	of	Recorded	Commitments
	contracts	investment	outstanding	contracts	investment	outstanding
		(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	1	$125	$-	-	$-	$-
Commercial and financial	13	1,905	87	11	1,927	15
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-
Construction, land development and commercial	3	265	-	3	401	-
Mortgage, farmland	1	288	-	1	295	-
Mortgage, 1 to 4 family first liens	11	1,722	-	8	1,277	-
Mortgage, 1 to 4 family junior liens	2	88	-	2	90	8
Mortgage, multi-family	3	6,099	-	5	7,364	-
Mortgage, commercial	8	10,606	-	8	10,771	-
Loans to individuals	-	-	-	-	-	-
	42	$21,098	$87	38	$22,125	$23

The following is a summary of TDR loans that were modified during the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number	Pre-modification	Post-modification	Number	Pre-modification	Post-modification
	of	recorded	recorded	of	recorded	recorded
	contracts	investment	investment	contracts	investment	investment
		(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	1	$125	$125	1	$125	$125
Commercial and financial	1	37	37	2	66	66
Real estate:
Mortgage, 1 to 4 family first lien	1	112	111	3	483	448
	3	$274	$273	6	$674	$639

The Company had commitments to lend $0.09 million in additional borrowings to restructured loan customers as of June 30, 2013.  The Company had commitments to lend $0.02 million in additional borrowings to restructured loan customers as of December 31, 2012.  These commitments were in the normal course of business and allowed the borrowers to build pre-sold homes and commercial property, which was expected to increase their overall cash flow.  The additional borrowings were not used to facilitate payments on these loans.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

There were $0.15 million and $0.0 million of TDR loans that were in payment default (defined as past due 90 days or more) as of June 30, 2013 and December 31, 2012, respectively.  As of June 30, 2013, TDR loans in payment default consisted of a $0.06 million commercial mortgage loan and a $0.09 million land development construction loan.

Information regarding impaired loans as of and for the three and six months ended June 30, 2013 is as follows:

	June 30, 2013			Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$-	$-	$-	$-	$-	$-	$-
Commercial and financial	1,007	2,470	-	1,055	11	1,061	22
Real estate:
Construction, 1 to 4 family residential	528	788	-	780	-	780	-
Construction, land development and commercial	1,864	3,126	-	1,974	1	2,024	2
Mortgage, farmland	369	456	-	372	5	577	9
Mortgage, 1 to 4 family first liens	1,799	2,770	-	1,773	8	1,728	14
Mortgage, 1 to 4 family junior liens	222	472	-	221	1	222	2
Mortgage, multi-family	744	1,512	-	752	-	936	-
Mortgage, commercial	2,606	5,158	-	2,713	12	2,724	25
Loans to individuals	-	20	-	-	-	-	-
	$9,139	$16,772	$-	$9,640	$38	10,052	74
With an allowance recorded:
Agricultural	$125	$125	$3	$125	$1	$125	$3
Commercial and financial	1,050	1,100	22	1,066	15	1,080	29
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	238	361	9	209	2	209	5
Mortgage, farmland	171	171	9	171	3	171	5
Mortgage, 1 to 4 family first liens	2,151	2,321	75	2,184	27	2,190	54
Mortgage, 1 to 4 family junior liens	56	56	1	56	1	56	1
Mortgage, multi-family	5,715	5,715	212	5,730	64	5,748	129
Mortgage, commercial	9,377	9,440	25	9,402	137	9,460	274
Loans to individuals	-	-	-	-	-	-	-
	$18,883	$19,289	$356	$18,943	$250	19,039	500
Total:
Agricultural	$125	$125	$3	$125	$1	$125	$3
Commercial and financial	2,057	3,570	22	2,121	26	2,141	51
Real estate:
Construction, 1 to 4 family residential	528	788	-	780	-	780	-
Construction, land development and commercial	2,102	3,487	9	2,183	3	2,233	7
Mortgage, farmland	540	627	9	543	8	748	14
Mortgage, 1 to 4 family first liens	3,950	5,091	75	3,957	35	3,918	68
Mortgage, 1 to 4 family junior liens	278	528	1	277	2	278	3
Mortgage, multi-family	6,459	7,227	212	6,482	64	6,684	129
Mortgage, commercial	11,983	14,598	25	12,115	149	12,184	299
Loans to individuals	-	20	-	-	-	-	-
	$28,022	$36,061	$356	$28,583	$288	29,091	574

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

Impaired loans decreased $1.74 million from December 31, 2012 to June 30, 2013.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.61% of loans held for investment as of June 30, 2013 and 1.73% as of December 31, 2012.  The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $1.44 million from December 31, 2012 to June 30, 2013 primarily resulting from the payoff of $1.24 million in multi-family real estate loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2013 are as follows:

	June 30, 2013
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$23,907	$23,907	$23,907	$-	$-
Investment securities	232,695	232,695	-	232,695	-
Loans held for sale	26,048	26,048		26,048
Loans
Agricultural	74,040	73,142	-	-	73,142
Commercial and financial	166,107	164,550	-	-	164,550
Real estate:
Construction, 1 to 4 family residential	27,496	28,001	-	-	28,001
Construction, land development and commercial	74,974	76,511	-	-	76,511
Mortgage, farmland	124,617	128,584	-	-	128,584
Mortgage, 1 to 4 family first liens	570,427	592,567	-	-	592,567
Mortgage, 1 to 4 family junior liens	100,774	104,595	-	-	104,595
Mortgage, multi-family	217,029	226,010	-	-	226,010
Mortgage, commercial	300,980	313,055	-	-	313,055
Loans to individuals	18,877	19,035	-	-	19,035
Obligations of state and political subdivisions	41,970	41,684	-	-	41,684
Accrued interest receivable	8,212	8,212	-	8,212	-
Total financial instrument assets	$2,008,153	$2,058,595	$23,907	$266,955	$1,767,733
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$236,641	$236,641	$-	$236,641	$-
Interest-bearing deposits	1,401,506	1,408,958	-	1,408,958	-
Short-term borrowings	30,927	30,927	-	30,927	-
Federal Home Loan Bank borrowings	125,000	133,508	-	133,508	-
Accrued interest payable	1,178	1,178	-	1,178	-
Total financial instrument liabilities	$1,795,252	$1,811,212	$-	$1,811,212	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$391,639	$-	$-	$-	$-
Letters of credit	10,597	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$402,236	$-	$-	$-	$-

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2013.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)

State and political subdivisions	$-	$131,865	$-	$131,865
Other securities (FHLB, FHLMC and FNMA)	-	92,680	-	92,680
Total	$-	$224,545	$-	$224,545

	December 31, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)

State and political subdivisions	$-	$134,332	$-	$134,332
Other securities (FHLB, FHLMC and FNMA)	-	91,850	-	91,850
Total	$-	$226,182	$-	$226,182

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2013.

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

					Three Months Ended	Six Months Ended
	June 30, 2013				June 30, 2013	June 30, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)

Impaired Loans
Agricultural	$-	$-	$122	$122	$-	$-
Commercial and financial	-	-	2,035	2,035	-	5
Real Estate:
Construction, 1 to 4 family residential	-	-	528	528	-	-
Construction, land development and commercial	-	-	2,093	2,093	-	-
Mortgage, farmland	-	-	531	531	-	-
Mortgage, 1 to 4 family first liens	-	-	3,875	3,875	142	245
Mortgage, 1 to 4 family junior liens	-	-	277	277	1	59
Mortgage, multi-family	-	-	6,247	6,247	-	-
Mortgage, commercial	-	-	11,958	11,958	-	229
Loans to individuals	-	-	-	-	-	-
Foreclosed assets	-	-	-	-	-	-
Total	$-	$-	$27,666	$27,666	$143	$538

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

					Year Ended
	December 31, 2012				December 31, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)

Impaired Loans
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	-	-	2,130	2,130	302
Real Estate:
Construction, 1 to 4 family residential	-	-	714	714	-
Construction, land development and commercial	-	-	2,264	2,264	1,176
Mortgage, farmland	-	-	806	806	-
Mortgage, 1 to 4 family first liens	-	-	3,155	3,155	665
Mortgage, 1 to 4 family junior liens	-	-	320	320	82
Mortgage, multi-family	-	-	8,117	8,117	-
Mortgage, commercial	-	-	11,879	11,879	210
Loans to individuals	-	-	-	-	12
Foreclosed assets	-	-	234	234	164
Total	$-	$-	$29,619	$29,619	$2,611

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Collateral-dependent impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value and are classified as Level 3 in the fair value hierarchy.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be real estate and/or business assets and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, change in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business.

Foreclosed assets in the table above consist of property acquired through foreclosures and settlements of loans.  Property acquired is carried at the estimated fair value of the property, less disposal costs, and is classified as a Level 3 in the fair value hierarchy.  The estimated fair value of the property is determined based on appraisals by licensed appraisers hired by the Company.  Appraised and reported values are discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and /or management’s expertise and knowledge of the property.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The authorization was previously set to expire on December 31, 2013.  In September 2012 the Company’s Board of Directors extended the expiration date of the 2005 Stock Repurchase Program to December 31, 2014.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 337,458 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2013.  Of these 337,458 shares, 5,634 shares were purchased during the quarter ended June 30, 2013, at an average price per share of $71.83.

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $60.80 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$36,440	$36,030
Credit cards	45,403	44,554
Commercial, real estate and home construction	101,837	96,326
Commercial lines and real estate purchase loans	207,959	167,210
Outstanding letters of credit	10,597	10,778

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9.	Income Taxes

Federal income tax expense for the six months ended June 30, 2013 and 2012 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2012, 2011, and 2010 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2012, 2011, and 2010 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2013  and December 31, 2012 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2013, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2014.

Income taxes as a percentage of income before taxes were 29.90% for the six months ended June 30, 2013 and 29.83% for the same period in 2012.  The increase in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of June 30, 2013 and December 31, 2012 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At June 30 2013, the Bank has seventeen full-service locations.

Net income for the six month period ended June 30, 2013 was $13.72 million compared to $15.97 million for the same six months of 2012, a decrease of 14.09%.  The $2.25 million decrease in net income was caused by a number of factors.  The principal factors in the decrease in net income for the first six months of 2013 are a decrease in net interest income of $0.40 million, an increase in the provision for loan losses of $1.87 million, a decrease in other income of $0.22 million and an increase in other expenses of $0.70 million.  These changes were offset by decreases in certain expense items including a decrease of $0.94 million in income tax expense.

The Company achieved a return on average assets of 1.18% and a return on average equity of 11.06% for the twelve months ended June 30, 2013, compared to the twelve months ended June 30, 2012, which were 1.42% and 14.29%, respectively.  Dividends of $1.10 per share were paid in January 2013 to 2,199 shareholders.  The 2012 dividend was $1.05 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Bank achieved a net interest margin on a tax-equivalent basis of 3.56% for the six months ended June 30, 2013 compared to 3.67% for the same six months of 2012.  Average earning assets were $1.980 billion in 2013 and $1.930 billion in 2012.

Highlights noted on the balance sheet as of June 30, 2013 for the Company included the following:

•	Total assets were $2.072 billion, a decrease of $27.43 million since December 31, 2012.
•	Cash and cash equivalents were $23.91 million, a decrease of $39.68 million since December 31, 2012.
•	Net loans were $1.744 billion, an increase of $18.69 million since December 31, 2012.
•	Total deposits were $1.638 billion, a decrease of $24.40 million since December 31, 2012.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

The following table sets forth the composition of the loan portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$76,419	4.39%	$76,190	4.43%
Commercial and financial	170,985	9.82	148,034	8.60
Real estate:
Construction, 1 to 4 family residential	28,341	1.63	25,788	1.50
Construction, land development and commercial	77,117	4.43	79,097	4.59
Mortgage, farmland	126,767	7.28	113,841	6.61
Mortgage, 1 to 4 family first liens	576,286	33.08	583,567	33.90
Mortgage, 1 to 4 family junior liens	101,899	5.85	104,278	6.06
Mortgage, multi-family	218,701	12.56	214,812	12.48
Mortgage, commercial	303,678	17.43	312,506	18.15
Loans to individuals	19,165	1.10	20,350	1.18
Obligations of state and political subdivisions	42,333	2.43	43,102	2.50
	$1,741,691	100.00%	$1,721,565	100.00%
Net unamortized fees and costs	608		597
	$1,742,299		$1,722,162
Less allowance for loan losses	24,400		25,160
	$1,717,899		$1,697,002

Loan demand has been steady and is expected to remain steady throughout the year ending December 31, 2013.  As indicated above, growth in the commercial loan portfolio and real estate loans secured by farmland have been primarily responsible for the increase in total loans.  Management expects the commercial loan growth to remain steady or increase due to seasonality and fluctuations in commercial loan demand.  Real estate loans secured by farmland are expected to increase based on increasing agricultural land prices along with growth in the Bank’s agricultural customer base.

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,379	9.75%	4.39%	$1,653	6.57%	4.43%
Commercial and financial	4,878	20.00	9.82	4,573	18.18	8.60
Real estate:
Construction, 1 to 4 family residential	845	3.46	1.63	848	3.37	1.50
Construction, land development and commercial	2,143	8.78	4.43	2,327	9.25	4.59
Mortgage, farmland	2,150	8.81	7.28	1,746	6.94	6.61
Mortgage, 1 to 4 family first liens	5,859	24.01	33.08	6,540	25.99	33.90
Mortgage, 1 to 4 family junior liens	1,125	4.61	5.85	1,548	6.15	6.06
Mortgage, multi-family	1,672	6.85	12.56	1,840	7.31	12.48
Mortgage, commercial	2,698	11.06	17.43	3,264	12.97	18.15
Loans to individuals	288	1.18	1.10	382	1.52	1.18
Obligations of state and political subdivisions	363	1.49	2.43	439	1.75	2.50
	$24,400	100.00%	100.00%	$25,160	100.00%	100.00%

The allowance for loan losses totaled $24.40 million at June 30, 2013 compared to $25.16 million at December 31, 2012.  The percentage of the allowance to outstanding loans was 1.40% and 1.46% at June 30, 2013 and December 31, 2012, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The reduction in the allowance in 2013 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.  Credit quality has improved to levels experienced prior to the recession.  Improvement of credit quality has been trending throughout the Bank’s market.

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

Management has determined that the allowance for loan losses was appropriate at June 30, 2013, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company decreased by $1.64 million from December 31, 2012 to June 30, 2013.  The fair value of securities available for sale was $1.07 million more than the amortized cost of such securities as of June 30, 2013.  At December 31, 2012, the fair value of the securities available for sale was $6.41 million more than the amortized cost of such securities.

Deposits decreased by $24.40 million in the first six months of 2013. The net decrease is primarily resulting from continued market area competition for low cost funding sources.  Repurchase agreements decreased $7.86 million in the same period.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $39.10 million as of June 30, 2013 with an average rate of 0.66%.  Brokered deposits were $41.54 million as of December 31, 2012 with an average rate of 0.70%.  As of June 30, 2013 and December 31, 2012, brokered deposits were 2.39% and 2.50% of total deposits, respectively.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividends and Equity

In January 2013, Hills Bancorporation paid a dividend of $5.19 million or $1.10 per share.  The dividend was $1.05 per share in January 2012.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2013 totaled $232.40 million.  Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 15.65% and 15.33% as of June 30, 2013 and December 31, 2012, respectively.  The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 16.91% and 16.59% as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In July 2013, the Officer of the Comptroller of the Currency and Board of Governors of the Federal Reserve System adopted a final rule implementing agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems”(BASEL III).   The final rule also adopts changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The rule implements a revised definition of regulatory capital, a new 4.50% common equity tier 1 minimum capital requirement, a 6.00% tier 1 capital requirement, and a tier 1 risk-based capital ratio of 8.00%.   The Bank expects to remain categorized as well capitalized under the final rule when it becomes effective on January 1, 2015.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2013 and 2012

Net Income Overview

Net income decreased $2.25 million for the six months ended June 30, 2013 compared to the first six months of 2012.  Total net income was $13.72 million in 2013 and $15.97 million in the comparable period in 2012, a decrease of 14.09%.  The changes in net income in 2013 from the first six months of 2012 were primarily the result of the following:

•	Net interest income decreased by $0.40 million.
•	The provision for loan losses increased by $1.87 million.
•	Other income decreased by $0.22 million.
•	Other expenses increased by $0.70 million.

For the six-month periods ended June 30, 2013 and 2012, basic earnings per share were $2.91 and $3.36, respectively. Diluted earnings per share were $2.91 for the six months ended June 30, 2013 compared to $3.35 for the same period in 2012.  The Company’s net income continues to be driven primarily by four primary factors.  The first important factor is the interaction between changes in net interest margin and changes in average earning assets, and the impact of those changes on net interest income.  The second significant factor affecting the Company’s net income is the provision for loan losses.  The third factor is the amount of loans originated for sale into the secondary market, and the fourth factor affecting net income is income tax expense.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest bearing assets over the interest expense of the interest bearing liabilities.  The factors that have the greatest impact on net interest income are the respective volumes of average interest earning assets and interest bearing liabilities and the net interest margin, which represents the average of the yield earned on interest earning assets over the rate paid on interest bearing liabilities.  Net interest income of $33.63 million for the first six months of 2013 was derived from the Company’s $1.980 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.56%.  Average earning assets in the six months ended June 30, 2012 were $1.930 billion and the tax-equivalent net interest margin was 3.67%.  The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.46% would have resulted approximately in a $0.99 million decrease in income before income taxes in the six month period ended June 30, 2013. Similarly, an increase in the net interest margin of 10 basis points to 3.66% would have resulted in approximately a $0.99 million increase in net interest income before taxes.  The decrease in net interest income for the six month period was due to the decrease in interest rates on average earning assets, which have continued to trend downward.   The decrease in interest rates on average earnings assets result from the assets repricing from pre-recession rates and locking in for an average of 5 years at the current historically low interest rates available.  The Company has been able to lower the average cost of funding to the current level over the past 5 years.  While lower interest rates have allowed the Company to also reduce its interest expense, this reduction has not kept pace with the reduction in yield on the asset side, which is commonly referred to as “net interest compression.”  Based on our current rate environment there is diminished opportunity to continue to lower funding costs.  As a result, the Company expects continued net interest compression to impact earning for at least the remainder of the current fiscal year.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2013 and 2012

The net interest margin for the first six months of 2013 was 3.56% compared to 3.67% in 2012 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2013 compared to the comparable period in 2012 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$46,537	(0.39)%	$876	$(3,287)	$(2,411)
Taxable securities	(2,017)	(0.81)	(33)	(388)	(421)
Nontaxable securities	15,583	(0.57)	355	(375)	(20)
Federal funds sold	(9,777)	-	(12)	-	(12)
	$50,326		$1,186	$(4,050)	$(2,864)

Interest expense:
Interest-bearing demand deposits	$59,176	-%	$(61)	$-	$(61)
Savings deposits	56,051	(0.01)	(54)	9	(45)
Time deposits	(42,848)	(0.32)	469	930	1,399
Short-term borrowings	(6,207)	(0.08)	14	15	29
FHLB borrowings	(60,000)	0.15	1,305	(97)	1,208
Interest-bearing other liabilities	(64)	(0.39)	-	5	5
	$6,108		$1,673	$862	$2,535
Change in net interest income			$2,859	$(3,188)	$(329)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2013	2012

Yield on average interest-earning assets	4.43%	4.82%
Rate on average interest-bearing liabilities	1.10	1.42
Net interest spread	3.33%	3.40%
Effect of noninterest-bearing funds	0.23	0.27
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.56%	3.67%

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2013 and 2012

Net Interest Income (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met four times during the first six months of 2013.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2013, the rate indexes for the one, three and five year indexes were 0.13%, 0.57% and 1.22%, respectively.  The one year index decreased 31.58% from 0.19% at June 30, 2012, the three year index increased 42.50% and the five year index increased 67.12%.  The three year index was 0.40% and the five year index was 0.73% at June 30, 2012.  The targeted federal funds rate was 0.25% at June 30, 2013 and 2012.  The Company anticipates no significant changes in the indexes for 2013.  U.S. Treasury indexes are expected to remain low into 2014.

Provision for Loan Losses

The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.744 billion at June 30, 2013.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction in expense of $0.42 million in 2013 compared to a reduction of expense of $2.29 million in 2012.  The reduction in expense in 2012 and 2013 was the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in credit quality.

The allowance for loan losses decreased $0.76 million during the first six months of 2013.  In the first six months of 2013, there was a decrease of $0.96 million due to the volume and composition of loans outstanding and a $0.20 million increase in the amount allocated to the allowance due to a combination of a deterioration in credit quality and charge-offs.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2013 and 2012, recoveries were $1.33 million and $1.28 million, respectively; and charge-offs were $1.67 million in 2013 and $2.47 million in 2012.  The allowance for loan losses totaled $24.40 million at June 30, 2013 compared to $25.16 million at December 31, 2012.  The allowance represented 1.40% and 1.46% of loans held for investment at June 30, 2013 and December 31, 2012, respectively.

The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  Management expects credit quality to remain steady through the end of 2013.  Provision expense is expected to be dependent on the Company’s loan growth through the end of 2013.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2013 and 2012

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(Amounts in thousands)

Net gain on sale of loans	$1,262	$1,566	$(304)	(19.41)%
Trust fees	2,555	2,290	265	11.57
Service charges and fees	3,947	3,832	115	3.00
Rental revenue on tax credit real estate	716	792	(76)	(9.60)
Net gain on sale of other real estate owned and other reposessed assets	150	441	(291)	(65.99)
Other noninterest income	1,348	1,272	76	5.97
	$9,978	$10,193	$(215)	(2.11)

Loans originated for sale in the first six months of 2013 totaled $136.34 million compared to $141.72 million in the same period in 2012, a decrease of 3.80%.  In the six months ended June 30, 2013 and 2012, the net gain on sale of loans was $1.26 million and $1.57 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.27 million in the first six months of 2013 as a result of assets under management increasing from $1.054 billion as of June 30, 2012 to $1.085 billion as of June 30, 2013 due to market conditions and new trust relationships.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.29 million to a net gain of $0.15 million for the six months ended June 30, 2013.  The total net gain on sale of other real estate owned for the six months ended June 30, 2013 consisted of a $0.16 million net gain on sale of 7 properties offset by a $0.01 million loss on sale of 1 property.  During the same period in 2012, the gain consisted of a $0.12 million fair market value adjustment on 5 properties within other real estate owned, offset by a $0.56 million net gain on sale of 14 properties.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the six months ended June 30, 2013 and 2012

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(Amounts in thousands)

Salaries and employee benefits	$12,154	$11,943	$211	1.77%
Occupancy	1,873	1,696	177	10.44
Furniture and equipment	2,467	2,294	173	7.54
Office supplies and postage	777	718	59	8.22
Advertising and business development	1,271	1,097	174	15.86
Outside services	3,559	3,337	222	6.65
Rental expenses on tax credit real estate	957	1,214	(257)	(21.17)
FDIC insurance assessment	531	525	6	1.14
Other noninterest expense	866	935	(69)	(7.38)
	$24,455	$23,759	$696	2.93

Other expenses of $24.46 million increased $0.70 million for the six months ended June 30, 2013 from the same period in 2012, an increase of 2.93%.  Occupancy expense was $1.87 million for the six months ended June 30, 2013 an increase of $0.18 million from the same period in 2012.  The negative variance is due to an increase of $0.07 million of janitorial expense resulting from an increase in offices using the service as well as a $0.05 million increase in equipment rental expense due to increasing data center costs.

Advertising and business development expense was $1.27 million for the six months ended June 30, 2013 which was a $0.17 million increase from the same period in 2012.  The increase is primarily due to an increase in expense related to debit card reward points.

Rental expenses on tax credit real estate decreased $0.26 million for the six months ended June 30, 2013 from the same period in 2012, a decrease of 21.17%.  This decrease in expense of $0.26 million is the result of the variance in annual audit adjustments which are recorded when audited financial statements are received for each investment.

Income Taxes

Federal and state income tax expenses were $5.85 million and $6.79 million for the six months ended June 30, 2013 and 2012, respectively.  Income taxes as a percentage of income before taxes were 29.90% in 2013 and 29.83% in 2012.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2013 and 2012

Net Income Overview

Net income decreased to $6.91 million for the three months ended June 30, 2013 from $8.07 million for the same period in 2012, a decrease of 14.32%.  Earnings per share, both basic and diluted, decreased for the three months ended June 30, 2013 compared to the same period in 2012 as a result of the decrease in net income.  For the three month period ended June 30, 2013, basic and diluted earnings per share was $1.47.  For the three months ended June 30, 2012, basic earnings per share was $1.70 and diluted earnings per share was $1.69.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The decrease in net interest income for the three month period was due to the decrease in the interest rates on average earning assets, which have continued to trend downward.  While lower interest rates have allowed the Company to also reduce its interest expense, this reduction has not kept pace with the reductions in yield on the asset side, which is commonly referred to as “net interest compression.”  Based on our current rate environment there is diminished opportunity to continue to lower funding costs.  As a result, the Company expects continued net interest compression to impact earnings for at least the remainder of the current fiscal year.

The net interest margin for the three months ended June 30, 2013 was 3.52% compared to 3.59% in 2012 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2013 compared to the comparable period in 2012 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$56,634	(0.40)%	$727	$(1,708)	$(981)
Taxable securities	(2,569)	(0.85)	(25)	(200)	(225)
Nontaxable securities	14,863	(0.54)	166	(175)	(9)
Federal funds sold	(26,418)	-	(17)	-	(17)
	$42,510		$851	$(2,083)	$(1,232)

Interest expense:
Interest-bearing demand deposits	$62,403	(0.01)%	$(35)	$2	$(33)
Savings deposits	56,621	(0.01)	(28)	6	(22)
Time deposits	(49,466)	(0.34)	250	489	739
Short-term borrowings	(8,806)	(0.08)	9	8	17
FHLB borrowings	(60,000)	0.15	645	(49)	596
Interest-bearing other liabilities	(61)	-	-	-	-
	$691		$841	$456	$1,297
Change in net interest income			$1,692	$(1,627)	$65

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2013 and 2012

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2013	2012

Yield on average interest-earning assets	4.38%	4.73%
Rate on average interest-bearing liabilities	1.08	1.40
Net interest spread	3.30%	3.33%
Effect of noninterest-bearing funds	0.22	0.26
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.52%	3.59%

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.25 million in 2013 compared to a reduction of expense of $1.73 million in 2012, an increase of $1.48 million.  The reduction in expense in 2012 and 2013 was the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.

The allowance for loan losses decreased $0.22 million during the three months ended June 30, 2013.  In the three months ended June 30, 2013, there was a decrease of $0.02 million due to the volume and composition of loans outstanding and a $0.20 million decrease in the amount allocated to the allowance due to a combination of an improvement in credit quality and charge-offs.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2013 and 2012, recoveries were $0.86 million and $0.61 million, respectively; and charge-offs were $0.83 million in 2013 and $0.94 million in 2012.  The allowance for loan losses totaled $24.40 million at June 30, 2013 compared to $26.67 million at June 30, 2012.  The allowance represented 1.40% and 1.59% of loans held for investment at June 30, 2013 and June 30, 2012, respectively.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2013 and 2012

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(Amounts in thousands)

Net gain on sale of loans	$521	$861	$(340)	(39.49)%
Trust fees	1,295	1,129	166	14.70
Service charges and fees	2,038	1,959	79	4.03
Rental revenue on tax credit real estate	397	398	(1)	(0.25)
Net gain on sale of other real estate owned and other reposessed assets	110	145	(35)	(24.14)
Other noninterest income	734	688	46	6.69
	$5,095	$5,180	$(85)	(1.64)

In the three months ended June 30, 2013 and 2012, the net gain on sale of loans was $0.52 million and $0.86 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.17 million for the three months ended June 30, 2013 compared to the same period in 2012 as a result of assets under management increasing from $1.054 billion as of June 30, 2012 to $1.085 billion as of June 30, 2013 due to market conditions and new trust relationships.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.04 million to a net gain of $0.11 million for the three months ended June 30, 2013.  The total net gain on sale of other real estate owned for the three months ended June 30, 2013 consisted of a $0.12 million net gain on sale of 6 properties and a $0.01 million loss on the sale of 1 property.  During the same period in 2012, the gain consisted of a $0.05 million fair market value adjustment on 3 properties within other real estate owned, offset by a $0.20 million net gain on sale of 8 properties.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended June 30, 2013 and 2012

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2013 and 2012.
	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(Amounts in thousands)

Salaries and employee benefits	$6,191	$6,124	$67	1.09%
Occupancy	931	852	79	9.27
Furniture and equipment	1,186	1,183	3	0.25
Office supplies and postage	395	339	56	16.52
Advertising and business development	651	661	(10)	(1.51)
Outside services	1,759	1,635	124	7.58
Rental expenses on tax credit real estate	613	559	54	9.66
FDIC insurance assessment	270	257	13	5.06
Other noninterest expense	426	522	(96)	(18.39)
	$12,422	$12,132	$290	2.39

Other expenses of $12.42 million increased $0.29 million for the three months ended June 30, 2013 from the same period in 2012, an increase of 2.39%.  Office supplies and postage increased by $0.06 million for the three months ended June 30, 2013 from the same period in 2012.  The increase is partially due to $0.02 million in increased debit card printing costs resulting from a switch in debit card printers as well as expenses related to a debit card personalization program available in 2013.

Outside service expense increased by $0.12 million for the three months ended June 30, 2013 from the same period in 2012.  The negative variance is partially due to a $0.06 million increase in merchant and debit card processing expense and a $0.04 increase in appraisal fees.  The increases are a result from increased transaction volume.

Other noninterest expense decreased by $0.10 for the three months ended June 30, 2013 from the same period in 2012, a decrease of 18.39%.  The decrease is partially due to a $0.07 decrease in other operating expenses.

Income Taxes

Federal and state income tax expenses were $2.86 million and $3.53 million for the three months ended June 30, 2013 and 2012, respectively.  Income taxes as a percentage of income before taxes were 29.28% in 2013 and 30.45% in 2012.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.84% of the Company’s total assets at June 30, 2013, compared to 10.77% at December 31, 2012.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2013, the Company had borrowed $125.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $381.73 million at June 30, 2013.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $204.11 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2013.

As of June 30, 2013, investment securities with a carrying value of $30.93 million were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2012, investment securities with a carrying value of $38.78 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index
HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	781	$71.00	332,605	417,395
May 1 to May 31	160	71.00	332,765	417,235
June 1 to June 30	4,693	72.00	337,458	412,542
Total	5,634	$71.83	337,458	412,542

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

During the first six months of 2013, the Company issued 650 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued to officers of the Company for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

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

HILLS BANCORPORATION

Date: August 7, 2013	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: August 7, 2013	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index
HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2013

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2013 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	58-59

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	60