Form 10-Q
period 2013-09-30
HILLS BANCORPORATION
filed 2013-11-07
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At October 31, 2013

Common Stock, no par value	4,726,245

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index
HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

ASSETS	September 30, 2013 (Unaudited)	December 31, 2012

Cash and cash equivalents	$56,923	$63,582
Investment securities available for sale at fair value (amortized cost September 30, 2013 $225,527; December 31, 2012 $219,777)	227,679	226,182
Stock of Federal Home Loan Bank	7,580	8,062
Loans held for sale	2,811	28,256
Loans, net of allowance for loan losses (September 30, 2013 $24,750; December 31, 2012 $25,160)	1,767,603	1,697,002
Property and equipment, net	29,876	30,624
Tax credit real estate	18,267	18,745
Accrued interest receivable	8,460	7,851
Deferred income taxes, net	8,874	7,144
Other real estate	588	746
Goodwill	2,500	2,500
Prepaid FDIC insurance	-	2,957
Other assets	2,979	6,069
Total Assets	$2,134,140	$2,099,720

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$250,226	$273,973
Interest-bearing deposits	1,443,079	1,388,571
Total deposits	$1,693,305	$1,662,544
Short-term borrowings	29,163	38,783
Federal Home Loan Bank borrowings	125,000	125,000
Accrued interest payable	1,092	1,361
Other liabilities	18,337	16,121
Total Liabilities	$1,866,897	$1,843,809

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$28,140	$30,715

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 10,000,000 shares; issued September 30, 2013 - 5,071,780 shares; December 31, 2012 - 5,064,383 shares	$-	$-
Paid in capital	42,013	42,241
Retained earnings	244,787	229,625
Accumulated other comprehensive income	1,329	3,955
Unearned ESOP shares	(1,513)	(1,513)
Treasury stock at cost (September 30, 2013 - 341,666 shares; December 31, 2012 - 328,065 shares)	(19,373)	(18,397)
Total Stockholders' Equity	$267,243	$255,911
Less maximum cash obligation related to ESOP shares	28,140	30,715
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$239,103	$225,196
Total Liabilities & Stockholders' Equity	$2,134,140	$2,099,720

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$20,104	$20,907	$60,000	$63,291
Investment securities:
Taxable	303	460	957	1,535
Nontaxable	823	857	2,497	2,544
Federal funds sold	11	32	57	90
Total interest income	$21,241	$22,256	$63,511	$67,460
Interest expense:
Deposits	$2,684	$3,396	$8,488	$10,493
Short-term borrowings	41	61	102	156
FHLB borrowings	1,409	1,983	4,181	5,963
Total interest expense	$4,134	$5,440	$12,771	$16,612
Net interest income	$17,107	$16,816	$50,740	$50,848
Provision for loan losses	112	(608)	(309)	(2,900)
Net interest income after provision for loan losses	$16,995	$17,424	$51,049	$53,748
Noninterest income:
Net gain on sale of loans	$531	$1,023	$1,793	$2,589
Trust fees	1,185	1,160	3,740	3,450
Service charges and fees	2,022	1,970	5,969	5,802
Rental revenue on tax credit real estate	398	397	1,114	1,189
Net gain on sale of other real estate owned and other repossessed assets	18	163	168	604
Other noninterest income	591	608	1,939	1,880
	$4,745	$5,321	$14,723	$15,514
Noninterest expenses:
Salaries and employee benefits	$6,158	$5,782	$18,312	$17,725
Occupancy	907	773	2,780	2,469
Furniture and equipment	1,183	1,183	3,650	3,477
Office supplies and postage	445	427	1,222	1,145
Advertising and business development	624	608	1,895	1,705
Outside services	1,819	1,689	5,378	5,026
Rental expenses on tax credit real estate	614	560	1,571	1,774
FDIC insurance assessment	229	259	760	784
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	-	3,544	-	3,544
Other noninterest expense	432	447	1,298	1,382
	$12,411	$15,272	$36,866	$39,031
Income before income taxes	$9,329	$7,473	$28,906	$30,231
Income taxes	2,705	1,971	8,558	8,759
Net income	$6,624	$5,502	$20,348	$21,472

Earnings per share:
Basic	$1.41	$1.16	$4.32	$4.52
Diluted	$1.40	$1.16	$4.31	$4.51

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$6,624	$5,502	$20,348	$21,472

Other comprehensive (loss) income before tax:
Unrealized holding (losses) gains arising during the period	(1,084)	152	(4,236)	(876)
Less: reclassification adjustments for gains included in net income	-	-	(17)	(6)

Other comprehensive (loss) income, before tax:	$(1,084)	$152	$(4,253)	$(882)

Tax benefit (expense) related to other comprehensive loss	414	(58)	1,627	337

Other comprehensive (loss) income, net of tax	$(670)	$94	$(2,626)	$(545)

Comprehensive income	$5,954	$5,596	$17,722	$20,927

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2011	$41,467	$207,790	$4,974	$(2,017)	$(15,959)	$(27,826)	$208,429

Issuance of 8,797 shares of common stock	488	-	-	-	-	-	488
Forfeiture of 718 shares of common stock	(41)	-	-	-	-	-	(41)
Share-based compensation	13	-	-	-	-	-	13
Income tax benefit related to share-based compensation	38	-	-	-	-	-	38
Change related to ESOP shares	-	-	-	-	-	(1,772)	(1,772)
Net income	-	21,472	-	-	-	-	21,472
Cash dividends ($1.05 per share)	-	(4,998)	-	-	-	-	(4,998)
Purchase of 25,990 shares of common stock	-	-	-	-	(1,739)	-	(1,739)
Other comprehensive loss	-	-	(545)	-	-	-	(545)
Balance, September 30, 2012	$41,965	$224,264	$4,429	$(2,017)	$(17,698)	$(29,598)	$221,345

Balance, December 31, 2012	$42,241	$229,625	$3,955	$(1,513)	$(18,397)	$(30,715)	$225,196

Issuance of 6,180 shares of common stock	240	-	-	-	-	-	240
Issuance of 1,592 shares of common stock under the employee stock purchase plan	111	-	-	-	-	-	111
Unearned restricted stock compensation	(660)	-	-	-	-	-	(660)
Forfeiture of 375 shares of common stock	(25)	-	-	-	-	-	(25)
Share-based compensation	21	-	-	-	-	-	21
Income tax benefit related to share-based compensation	85	-	-	-	-	-	85
Change related to ESOP shares	-	-	-	-	-	2,575	2,575
Net income	-	20,348	-	-	-	-	20,348
Cash dividends ($1.10 per share)	-	(5,186)	-	-	-	-	(5,186)
Purchase of 13,601 shares of common stock	-	-	-	-	(976)	-	(976)
Other comprehensive loss	-	-	(2,626)	-	-	-	(2,626)
Balance, September 30, 2013	$42,013	$244,787	$1,329	$(1,513)	$(19,373)	$(28,140)	$239,103

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$20,348	$21,472
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,176	2,149
Provision for loan losses	(309)	(2,900)
Net gain on sale of investment securities	(17)	(6)
Share-based compensation	21	13
Forfeiture of common stock	(25)	(41)
Compensation expensed through issuance of common stock	176	400
Excess tax benefits from share-based compensation	(85)	(38)
Provision for deferred income taxes	(103)	1,529
Net gain on sale of other real estate owned and other repossessed assets	(168)	(604)
Increase in accrued interest receivable	(609)	(425)
Amortization of discount on investment securities, net	834	747
Decrease in prepaid FDIC insurance	2,957	694
Decrease (increase) in other assets	3,175	(827)
Increase in accrued interest payable and other liabilities	1,287	81
Loans originated for sale	(178,872)	(235,155)
Proceeds on sales of loans	206,110	246,356
Net gain on sales of loans	(1,793)	(2,589)
Net cash and cash equivalents provided by operating activities	$55,103	$30,856

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$21,070	$43,126
Proceeds from sales of investment securities available for sale	566	246
Purchases of investment securities available for sale	(27,721)	(51,634)
Loans made to customers, net of collections	(71,241)	(45)
Proceeds on sale of other real estate owned and other repossessed assets	1,275	2,476
Purchases of property and equipment	(1,428)	(2,756)
Income from tax credit real estate, net	478	937
Net cash and cash equivalents used in investing activities	$(77,001)	$(7,650)

Cash Flows from Financing Activities
Net increase in deposits	$30,761	$81,674
Net decrease in short-term borrowings	(9,620)	(7,709)
Stock options exercised	175	88
Excess tax benefits related to share-based compensation	85	38
Payments on FHLB borrowings	-	(40,000)
Purchase of treasury stock	(976)	(1,739)
Dividends paid	(5,186)	(4,998)
Net cash and cash equivalents provided by financing activities	$15,239	$27,354

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2013	2012

(Decrease) increase in cash and cash equivalents	$(6,659)	$50,560

Cash and cash equivalents:
Beginning of year	63,582	29,291
End of period	$56,923	$79,851

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$8,757	$10,681
Interest paid on other obligations	4,283	6,119
Income taxes paid	6,800	8,208

Noncash activities:

(Decrease) increase in maximum cash obligation related to ESOP shares	$(2,575)	$1,772
Transfers to other real estate owned	949	1,666

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

The consolidated balance sheet of the Company as of December 31, 2012, has been derived from the audited consolidated balance sheet of the Company as of that date.  Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Common shares outstanding at the beginning of the period	4,708,910	4,746,393	4,712,328	4,759,818
Weighted average number of net shares redeemed	(720)	(4,818)	(364)	(9,203)
Weighted average shares outstanding (basic)	4,708,190	4,741,575	4,711,964	4,750,615
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,220	6,777	3,755	6,954
Weighted average number of shares (diluted)	4,711,410	4,748,352	4,715,719	4,757,569

Net income (In thousands)	$6,624	$5,502	$20,348	$21,472

Earnings per share:
Basic	$1.41	$1.16	$4.32	$4.52
Diluted	$1.40	$1.16	$4.31	$4.51

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013

	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Unrealized Gains on Securities	Accumulated Other Comprehensive Income
Balance at the beginning of the period	$659	$659	$3,955	$3,955
Current period, other comprehensive income (loss)	670	670	(2,626)	(2,626)
Balance September 30, 2013	$1,329	$1,329	$1,329	$1,329

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012

	Unrealized Gains on Securities	Accumulated Other Comprehensive Income	Unrealized Gains on Securities	Accumulated Other Comprehensive Income
Balance at the beginning of the period	$4,335	$4,335	$4,974	$4,974
Current period, other comprehensive income (loss)	94	94	(545)	(545)
Balance September 30, 2012	$4,429	$4,429	$4,429	$4,429

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at September 30, 2013 and December 31, 2012 are summarized in the following table (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Securities available for sale
State and political subdivisions	$135,056	59.32%	$134,332	59.39%
Other securities (FHLB, FHLMC and FNMA)	92,623	40.68	91,850	40.61

Total securities available for sale	$227,679	100.00%	$226,182	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2013 or December 31, 2012. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of September 30, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2013:
State and political subdivisions	$133,288	$3,182	$(1,414)	$135,056
Other securities (FHLB, FHLMC and FNMA)	92,239	477	(93)	92,623
Total	$225,527	$3,659	$(1,507)	$227,679

December 31, 2012:
State and political subdivisions	$128,848	$5,593	$(109)	$134,332
Other securities (FHLB, FHLMC and FNMA)	90,929	946	(25)	91,850
Total	$219,777	$6,539	$(134)	$226,182

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2013, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$45,053	$45,344
Due after one year through five years	108,733	111,048
Due after five years through ten years	71,641	71,190
Due over ten years	100	97
Total	$225,527	$227,679

As of September 30, 2013 investment securities with a carrying value of $29.16 million were pledged to collateralize short-term borrowings.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities (continued)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2013			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	163	$37,949	$(1,381)	3.64%	10	$2,080	$(33)	1.59%	173	$40,029	$(1,414)	3.53%

Other securities (FHLB, FHLMC and FNMA)	6	16,647	(93)	0.56%	-	-	-	-	6	16,647	(93)	0.56%

Total temporarily impaired securities	169	$54,596	$(1,474)	2.70%	10	$2,080	$(33)	1.59%	179	$56,676	$(1,507)	2.66%

	Less than 12 months				12 months or more				Total
December 31, 2012			Unrealized				Unrealized				Unrealized
Description of Securities	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%

State and political subdivisions	37	$7,854	$(92)	1.17%	2	$483	$(17)	3.52%	39	$8,337	$(109)	1.31%

Other securities (FHLB, FHLMC and FNMA)	5	12,865	(25)	0.19%	-	-	-	-	5	12,865	(25)	0.19%

Total temporarily impaired securities	42	$20,719	$(117)	0.56%	2	$483	$(17)	3.52%	44	$21,202	$(134)	0.63%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  Two of the ten state and political subdivision securities with gross unrealized losses greater than twelve months as of September 30, 2013 are municipal bonds which are rated Ba2.  Bonds with a Ba2 rating are less than investment grade.   The aggregate fair value of these Ba2 rated bonds is $0.49 million while their amortized cost is $0.50 million, representing an unrealized loss of $0.01 million.  None of the unrealized losses in the above table were due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	September 30, 2013	December 31, 2012
	(Amounts In Thousands)
Agricultural	$82,740	$76,190
Commercial and financial	166,175	148,034
Real estate:
Construction, 1 to 4 family residential	31,852	25,788
Construction, land development and commercial	67,302	79,097
Mortgage, farmland	131,105	113,841
Mortgage, 1 to 4 family first liens	596,838	583,567
Mortgage, 1 to 4 family junior liens	103,278	104,278
Mortgage, multi-family	239,795	214,812
Mortgage, commercial	310,847	312,506
Loans to individuals	19,034	20,350
Obligations of state and political subdivisions	42,761	43,102
	$1,791,727	$1,721,565
Net unamortized fees and costs	626	597
	$1,792,353	$1,722,162
Less allowance for loan losses	24,750	25,160
	$1,767,603	$1,697,002

The Bank primarily makes loans in the Bank’s market area.  The Bank’s market area includes the counties of Johnson, Linn and Washington as well as the contiguous counties of Benton, Buchanan, Cedar, Delaware, Henry, Iowa, Jefferson, Jones, Keokuk, Louisa, and Muscatine.  Out of market area financing is limited and according to the Bank’s loan policy is subject to additional preapproval requirements.

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

Loans for farmland are made to individuals and businesses. The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to five years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

Multi-family real estate loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

The Bank originates loans for commercial properties to individuals and businesses.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

The Bank offers loans to individuals including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.

Obligations to State and Political Subdivisions include only tax-exempt loans.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and nine months ended September 30, 2013 were as follows:

	Three Months Ended September 30, 2013
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,379	$4,878	$2,988	$2,150	$6,984	$4,370	$651	$24,400
Charge-offs	-	(283)	-	-	(103)	(44)	(19)	(449)
Recoveries	12	220	76	-	85	258	36	687
Provision	150	58	(258)	139	105	(12)	(70)	112

Ending balance	$2,541	$4,873	$2,806	$2,289	$7,071	$4,572	$598	$24,750

	Nine Months Ended September 30, 2013
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	-	(778)	(220)	-	(651)	(327)	(143)	(2,119)
Recoveries	30	772	242	-	434	414	126	2,018
Provision	858	306	(391)	543	(800)	(619)	(206)	(309)

Ending balance	$2,541	$4,873	$2,806	$2,289	$7,071	$4,572	$598	$24,750

Ending balance, individually evaluated for impairment	$3	$13	$-	$4	$69	$218	$1	$308

Ending balance, collectively evaluated for impairment	$2,538	$4,860	$2,806	$2,285	$7,002	$4,354	$597	$24,442

Loans:

Ending balance	$82,740	$166,175	$99,154	$131,105	$700,116	$550,642	$61,795	$1,791,727

Ending balance, individually evaluated for impairment	123	1,868	1,722	459	4,519	17,912	12	26,615

Ending balance, collectively evaluated for impairment	$82,617	$164,307	$97,432	$130,646	$695,597	$532,730	$61,783	$1,765,112

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Changes in the allowance for loan losses for the three and nine months ended September 30, 2012 were as follows:

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

The following table presents the credit quality indicators by type of loans in each category as of September 30, 2013 and December 31, 2012, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
September 30, 2013
Grade:
Pass	$71,917	$134,059	$27,396	$56,994
Potential Watch	3,438	11,036	1,384	4,774
Watch	1,550	15,383	2,760	3,858
Substandard	5,835	5,697	312	1,676
Total	$82,740	$166,175	$31,852	$67,302

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
September 30, 2013
Grade:
Pass	$122,593	$524,283	$95,965	$197,317
Potential Watch	4,553	27,236	1,639	17,376
Watch	1,570	25,295	3,719	24,281
Substandard	2,389	20,024	1,955	821
Total	$131,105	$596,838	$103,278	$239,795

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
September 30, 2013
Grade:
Pass	$264,347	$18,500	$40,630	$1,554,001
Potential Watch	22,432	112	1,072	95,052
Watch	14,810	292	1,059	94,577
Substandard	9,258	130	-	48,097
Total	$310,847	$19,034	$42,761	$1,791,727

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

Past due loans as of September 30, 2013 and December 31, 2012 were as follows:

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)

September 30, 2013
Agricultural	$492	$-	$-	$492	$82,248	$82,740	$-
Commercial and financial	871	492	13	1,376	164,799	166,175	13
Real estate:
Construction, 1 to 4 family residential	-	859	-	859	30,993	31,852	-
Construction, land development and commercial	144	385	823	1,352	65,950	67,302	91
Mortgage, farmland	-	60	171	231	130,874	131,105	171
Mortgage, 1 to 4 family first liens	596	1,399	2,144	4,139	592,699	596,838	1,127
Mortgage, 1 to 4 family junior liens	355	264	95	714	102,564	103,278	66
Mortgage, multi-family	846	-	68	914	238,881	239,795	-
Mortgage, commercial	2,817	302	509	3,628	307,219	310,847	14
Loans to individuals	27	13	12	52	18,982	19,034	12
Obligations of state and political subdivisions	-	-	-	-	42,761	42,761	-
	$6,148	$3,774	$3,835	$13,757	$1,777,970	$1,791,727	$1,494

December 31, 2012:
Agricultural	$374	$-	$-	$374	$75,816	$76,190	$-
Commercial and financial	712	100	100	912	147,122	148,034	10
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	25,788	25,788	-
Construction, land development and commercial	909	15	-	924	78,173	79,097	-
Mortgage, farmland	-	-	512	512	113,329	113,841	-
Mortgage, 1 to 4 family first liens	5,433	1,579	2,033	9,045	574,522	583,567	1,592
Mortgage, 1 to 4 family junior liens	640	43	221	904	103,374	104,278	221
Mortgage, multi-family	840	-	845	1,685	213,127	214,812	592
Mortgage, commercial	2,060	-	1,415	3,475	309,031	312,506	228
Loans to individuals	22	-	-	22	20,328	20,350	-
Obligations of state and political subdivisions	-	-	-	-	43,102	43,102	-
	$10,990	$1,737	$5,126	$17,853	$1,703,712	$1,721,565	$2,643

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Certain impaired loan information by loan type at September 30, 2013 and December 31, 2012, was as follows:

	September 30, 2013			December 31, 2012
	Non-accrual loans	Accruing loans past due 90 days or more (1)	TDR loans (2)	Non- accrual loans	Accruing loans past due 90 days or more (1)	TDR loans (2)
	(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	$-	$-	$122	$-	$-	$-
Commercial and financial	108	13	1,748	265	10	1,824
Real estate:
Construction, 1 to 4 family residential	-	-	-	714	-	-
Construction, land development and commercial	1,572	91	58	2,169	-	95
Mortgage, farmland	-	171	288	512	-	294
Mortgage, 1 to 4 family first liens	1,909	1,127	1,295	580	1,592	1,065
Mortgage, 1 to 4 family junior liens	199	66	-	17	221	90
Mortgage, multi-family	476	-	5,643	2,027	592	5,739
Mortgage, commercial	1,804	14	9,899	1,401	228	10,323
Loans to individuals	-	12	-	-	-	-
	$6,068	$1,494	$19,053	$7,685	$2,643	$19,430

(1)	There were $0.09 million TDR loans included within accruing loans past due 90 days or more as of September 30, 2013. There were no TDR loans included within accruing loans past due 90 days or more as of December 31, 2012.
(2)	Total TDR loans were $20.68 million and $22.13 million as of September 30, 2013 and December 31, 2012, respectively. Included in the total nonaccrual loans were $1.54 million and $2.69 million of TDR loans as of September 30, 2013 and December 31, 2012.

Loans 90 days or more past due that are still accruing interest decreased $1.15 million from December 31, 2012 to September 30, 2013. The average accruing loans past due 90 days or more balance was $62,000 as of September 30, 2013 and $110,000 as of December 31, 2012.  The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Below is a summary of information for TDR loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Number			Number
	of	Recorded	Commitments	of	Recorded	Commitments
	contracts	investment	outstanding	contracts	investment	outstanding
		(Amounts In Thousands)			(Amounts In Thousands)

Agriculture	1	$122	$-	-	$-	$-
Commercial and financial	12	1,856	54	11	1,927	15
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-
Construction, land development and commercial	3	190	-	3	401	-
Mortgage, farmland	1	288	-	1	295	-
Mortgage, 1 to 4 family first liens	11	1,701	-	8	1,277	-
Mortgage, 1 to 4 family junior liens	-	-	-	2	90	8
Mortgage, multi-family	3	6,051	-	5	7,364	-
Mortgage, commercial	7	10,475	-	8	10,771	-
Loans to individuals	-	-	-	-	-	-
	38	$20,683	$54	38	$22,125	$23

The Company had no loan modifications considered TDR loans during the three months ended September 30, 2013.  The following is a summary of TDR loans that were modified during the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Number	Pre-modification	Post-modification
	of	recorded	recorded
	contracts	investment	investment
		(Amounts In Thousands)

Agriculture	1	$125	$125
Commercial and financial	2	66	66
Real estate:
Mortgage, 1 to 4 family first lien	3	483	448
	6	$674	$639

The Company had commitments to lend $0.05 million in additional borrowings to restructured loan customers as of September 30, 2013.  The Company had commitments to lend $0.02 million in additional borrowings to restructured loan customers as of December 31, 2012.  These commitments were in the normal course of business and allowed the borrowers to build pre-sold homes and commercial property, which was expected to increase their overall cash flow.  The additional borrowings were not used to facilitate payments on these loans.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

There were $0.09 million and $0.0 million of TDR loans that were in payment default (defined as past due 90 days or more) as of September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013, TDR loans in payment default consisted of a $0.09 million land development construction loan.

Information regarding impaired loans as of and for the three and nine months ended September 30, 2013 is as follows:

	September 30, 2013			Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$-	$-	$-	$-	$-	$-	$-
Commercial and financial	990	2,442	-	998	11	1,053	33
Real estate:
Construction, 1 to 4 family residential	140	140	-	229	-	229	-
Construction, land development and commercial	1,582	3,237	-	1,751	2	1,883	4
Mortgage, farmland	288	288	-	288	4	291	14
Mortgage, 1 to 4 family first liens	2,447	3,353	-	2,466	7	2,436	21
Mortgage, 1 to 4 family junior liens	199	471	-	199	-	218	-
Mortgage, multi-family	476	1,077	-	484	-	676	-
Mortgage, commercial	2,745	5,555	-	2,919	12	3,026	35
Loans to individuals	-	20	-	-	-	-	-
	$8,867	$16,583	$-	$9,334	$36	$9,812	$107
With an allowance recorded:
Agricultural	$123	$123	$3	$124	$1	$124	$4
Commercial and financial	878	878	13	895	12	925	37
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-	-
Construction, land development and commercial	-	-	-	-	-	-	-
Mortgage, farmland	171	171	4	171	3	171	8
Mortgage, 1 to 4 family first liens	1,807	2,080	68	1,819	22	1,859	66
Mortgage, 1 to 4 family junior liens	66	66	1	66	1	67	3
Mortgage, multi-family	5,643	5,643	200	5,660	64	5,691	192
Mortgage, commercial	9,048	9,048	18	9,072	135	9,124	402
Loans to individuals	12	12	1	12	1	13	1
	$17,748	$18,021	$308	$17,819	$239	$17,974	$713
Total:
Agricultural	$123	$123	$3	$124	$1	$124	$4
Commercial and financial	1,868	3,320	13	1,893	23	1,978	70
Real estate:
Construction, 1 to 4 family residential	140	140	-	229	-	229	-
Construction, land development and commercial	1,582	3,237	-	1,751	2	1,883	4
Mortgage, farmland	459	459	4	459	7	462	22
Mortgage, 1 to 4 family first liens	4,254	5,433	68	4,285	29	4,295	87
Mortgage, 1 to 4 family junior liens	265	537	1	265	1	285	3
Mortgage, multi-family	6,119	6,720	200	6,144	64	6,367	192
Mortgage, commercial	11,793	14,603	18	11,991	147	12,150	437
Loans to individuals	12	32	1	12	1	13	1
	$26,615	$34,604	$308	$27,153	$275	$27,786	$820

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

Impaired loans decreased $3.14 million from December 31, 2012 to September 30, 2013.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.49% of loans held for investment as of September 30, 2013 and 1.73% as of December 31, 2012.  The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $1.62 million from December 31, 2012 to September 30, 2013 primarily resulting from the payoff of $1.24 million in multi-family real estate loans and a decrease in accruing loans past due 90 days or more of $1.15 million.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2013 are as follows:

	September 30, 2013
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$56,923	$56,923	$56,923	$-	$-
Investment securities	235,259	235,259	-	235,259	-
Loans held for sale	2,811	2,811		2,811
Loans
Agricultural	80,199	82,894	-	-	82,894
Commercial and financial	161,302	166,959	-	-	166,959
Real estate:
Construction, 1 to 4 family residential	30,895	30,371	-	-	30,371
Construction, land development and commercial	65,453	64,522	-	-	64,522
Mortgage, farmland	128,816	128,334	-	-	128,334
Mortgage, 1 to 4 family first liens	590,719	592,889	-	-	592,889
Mortgage, 1 to 4 family junior liens	102,326	102,810	-	-	102,810
Mortgage, multi-family	237,866	239,274	-	-	239,274
Mortgage, commercial	308,204	309,885	-	-	309,885
Loans to individuals	18,781	18,963	-	-	18,963
Obligations of state and political subdivisions	42,416	42,371	-	-	42,371
Accrued interest receivable	8,460	8,460	-	8,460	-
Total financial instrument assets	$2,070,430	$2,082,727	$56,923	$246,530	$1,779,274
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$250,226	$250,226	$-	$250,226	$-
Interest-bearing deposits	1,443,079	1,448,957	-	1,448,957	-
Short-term borrowings	29,163	29,163	-	29,163	-
Federal Home Loan Bank borrowings	125,000	133,029	-	133,029	-
Accrued interest payable	1,092	1,092	-	1,092	-
Total financial instrument liabilities	$1,848,560	$1,862,467	$-	$1,862,467	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$362,985	$-	$-	$-	$-
Letters of credit	11,229	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$374,214	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2013.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)

State and political subdivisions	$-	$135,056	$-	$135,056
Other securities (FHLB, FHLMC and FNMA)	-	92,623	-	92,623
Total	$-	$227,679	$-	$227,679

	December 31, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)

State and political subdivisions	$-	$134,332	$-	$134,332
Other securities (FHLB, FHLMC and FNMA)	-	91,850	-	91,850
Total	$-	$226,182	$-	$226,182

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2013.

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

					Three Months Ended	Nine Months Ended
	September 30, 2013				September 30, 2013	September 30, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)

Impaired Loans
Agricultural	$-	$-	$120	$120	$-	$-
Commercial and financial	-	-	1,855	1,855	-	5
Real Estate:
Construction, 1 to 4 family residential	-	-	140	140	-	-
Construction, land development and commercial	-	-	1,582	1,582	-	-
Mortgage, farmland	-	-	455	455	-	-
Mortgage, 1 to 4 family first liens	-	-	4,186	4,186	72	317
Mortgage, 1 to 4 family junior liens	-	-	264	264	-	59
Mortgage, multi-family	-	-	5,919	5,919	41	41
Mortgage, commercial	-	-	11,775	11,775	-	229
Loans to individuals	-	-	11	11	-	-
Foreclosed assets	-	-	250	250	23	23
Total	$-	$-	$26,557	$26,557	$136	$674

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The authorization was previously set to expire on December 31, 2013.  In September 2012 the Company’s Board of Directors extended the expiration date of the 2005 Stock Repurchase Program to December 31, 2014.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 341,666 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2013.  Of these 341,666 shares, 4,208 shares were purchased during the quarter ended September 30, 2013, at an average price per share of $72.68.

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers primarily within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $61.82 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$37,858	$36,030
Credit cards	42,440	44,554
Commercial, real estate and home construction	111,696	96,326
Commercial lines and real estate purchase loans	170,991	167,210
Outstanding letters of credit	11,229	10,778

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9.	Income Taxes

Federal income tax expense for the nine months ended September 30, 2013 and 2012 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2012, 2011, and 2010 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2012, 2011, and 2010 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2013  and December 31, 2012 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2013, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2014.

Income taxes as a percentage of income before taxes were 29.61% for the nine months ended September 30, 2013 and 28.97% for the same period in 2012.  The increase in the effective tax rate is due to tax-exempt interest income and income tax credits and the relationship to total income before income taxes.

Note 10.	Subsequent Event

The Company intends to enter into two interest rate swaps prior to year ending December 31, 2013.  Each interest rate swap will be in a notional amount of $25.00 million.  The intent of the interest rate swaps is to fix the interest rates on the Company’s future cash flows attributable to interest payments on $50.00 million of variable rate debt.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The effects of financial market disruptions, and monetary and other governmental actions designed to address such disruptions.

•	The financial strength of the counterparties with which the Company or the Company’s customers do business and as to which the Company has investment or financial exposure.

•	The credit quality and credit agency ratings of the securities in the Company’s investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the affected securities and the recognition of an impairment loss.

•	The effects of, and changes in, laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters as well as any laws otherwise affecting the Company.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	The timely development and acceptance of products and services, including products and services offered through alternative electronic delivery channels.

•	Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The economic impact of natural disasters, terrorist attacks and military actions.

•	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices that may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of September 30, 2013 and December 31, 2012 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At September 30, 2013, the Bank has seventeen full-service locations.

Net income for the nine month period ended September 30, 2013 was $20.35 million compared to $21.47 million for the same nine months of 2012, a decrease of 5.22%.  The $1.12 million decrease in net income was caused by a number of factors.  The principal factors in the decrease in net income for the first nine months of 2013 are an increase in the provision for loan losses of $2.59 million, a decrease in other income of $0.79 million and a decrease in other expenses of $2.17 million.

The Company achieved a return on average assets of 1.23% and a return on average equity of 11.36% for the twelve months ended September 30, 2013, compared to the twelve months ended September 30, 2012, which were 1.34% and 12.77%, respectively.  Dividends of $1.10 per share were paid in January 2013 to 2,199 shareholders.  The 2012 dividend was $1.05 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Bank achieved a net interest margin on a tax-equivalent basis of 3.55% for the nine months ended September 30, 2013 compared to 3.63% for the same nine months of 2012.  Average earning assets were $1.985 billion in 2013 and $1.937 billion in 2012.

Highlights noted on the balance sheet as of September 30, 2013 for the Company included the following:

•	Total assets were $2.134 billion, an increase of $34.42 million since December 31, 2012.
•	Cash and cash equivalents were $56.92 million, a decrease of $6.66 million since December 31, 2012.
•	Net loans were $1.770 billion, an increase of $45.16 million since December 31, 2012.
•	Total deposits were $1.693 billion, an increase of $30.76 million since December 31, 2012.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

The following table sets forth the composition of the loan portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$82,740	4.62%	$76,190	4.43%
Commercial and financial	166,175	9.27	148,034	8.60
Real estate:
Construction, 1 to 4 family residential	31,852	1.78	25,788	1.50
Construction, land development and commercial	67,302	3.76	79,097	4.59
Mortgage, farmland	131,105	7.32	113,841	6.61
Mortgage, 1 to 4 family first liens	596,838	33.31	583,567	33.90
Mortgage, 1 to 4 family junior liens	103,278	5.76	104,278	6.06
Mortgage, multi-family	239,795	13.38	214,812	12.48
Mortgage, commercial	310,847	17.35	312,506	18.15
Loans to individuals	19,034	1.06	20,350	1.18
Obligations of state and political subdivisions	42,761	2.39	43,102	2.50
	$1,791,727	100.00%	$1,721,565	100.00%
Net unamortized fees and costs	626		597
	$1,792,353		$1,722,162
Less allowance for loan losses	24,750		25,160
	$1,767,603		$1,697,002

Loan demand has been steady and is expected to remain steady throughout the year ending December 31, 2013.  As indicated above, growth in the commercial loan portfolio and real estate loans secured by farmland have been primarily responsible for the increase in total loans as a result of general improvement in market conditions.  Management expects the commercial loan growth to remain steady or increase due to seasonality and fluctuations in commercial loan demand.  Real estate loans secured by farmland are expected to increase based on increasing agricultural land prices along with growth in the Bank’s agricultural customer base.

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,541	10.27%	4.62%	$1,653	6.57%	4.43%
Commercial and financial	4,873	19.69	9.27	4,573	18.18	8.60
Real estate:
Construction, 1 to 4 family residential	957	3.87	1.78	848	3.37	1.50
Construction, land development and commercial	1,849	7.47	3.76	2,327	9.25	4.59
Mortgage, farmland	2,289	9.25	7.32	1,746	6.94	6.61
Mortgage, 1 to 4 family first liens	6,119	24.72	33.31	6,540	25.99	33.90
Mortgage, 1 to 4 family junior liens	952	3.85	5.76	1,548	6.15	6.06
Mortgage, multi-family	1,929	7.79	13.38	1,840	7.31	12.48
Mortgage, commercial	2,643	10.68	17.35	3,264	12.97	18.15
Loans to individuals	253	1.02	1.06	382	1.52	1.18
Obligations of state and political subdivisions	345	1.39	2.39	439	1.75	2.50
	$24,750	100.00%	100.00%	$25,160	100.00%	100.00%

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The allowance for loan losses totaled $24.75 million at September 30, 2013 compared to $25.16 million at December 31, 2012.  The percentage of the allowance to outstanding loans was 1.38% and 1.46% at September 30, 2013 and December 31, 2012, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The reduction in the allowance in 2013 is the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.  Credit quality has improved to levels experienced prior to the recession.  Improvement of credit quality has been trending throughout the Bank’s market.

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

Management has determined that the allowance for loan losses was appropriate at September 30, 2013, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $1.50 million from December 31, 2012 to September 30, 2013.  The fair value of securities available for sale was $2.15 million more than the amortized cost of such securities as of September 30, 2013.  At December 31, 2012, the fair value of the securities available for sale was $6.41 million more than the amortized cost of such securities.

Deposits increased by $30.76 million in the first nine months of 2013.  Repurchase agreements decreased $9.62 million in the same period.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $38.98 million as of September 30, 2013 with an average rate of 0.57%.  Brokered deposits were $41.54 million as of December 31, 2012 with an average rate of 0.70%.  As of September 30, 2013 and December 31, 2012, brokered deposits were 2.30% and 2.50% of total deposits, respectively.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividends and Equity

In January 2013, Hills Bancorporation paid a dividend of $5.19 million or $1.10 per share.  The dividend was $1.05 per share in January 2012.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2013 totaled $239.10 million.  Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 15.99% and 15.33% as of September 30, 2013 and December 31, 2012, respectively.  The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 17.24% and 16.59% as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Discussion of operations for the nine months ended September 30, 2013 and 2012

Net Income Overview

Net income decreased $1.12 million for the nine months ended September 30, 2013 compared to the first nine months of 2012.  Total net income was $20.35 million in 2013 and $21.47 million in the comparable period in 2012, a decrease of 5.22%.  The changes in net income in 2013 from the first nine months of 2012 were primarily the result of the following:

•	Net interest income decreased by $0.11 million.
•	The provision for loan losses increased by $2.59 million.
•	Other income decreased by $0.79 million.
•	Other expenses decreased by $2.17 million.

For the nine-month periods ended September 30, 2013 and 2012, basic earnings per share were $4.32 and $4.52, respectively. Diluted earnings per share were $4.31 for the nine months ended September 30, 2013 compared to $4.51 for the same period in 2012.  The Company’s net income continues to be driven primarily by four primary factors.  The first important factor is the interaction between changes in net interest margin and changes in average earning assets, and the impact of those changes on net interest income.  The second significant factor affecting the Company’s net income is the provision for loan losses.  The third factor is the amount of loans originated for sale into the secondary market, and the fourth factor affecting net income is income tax expense.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest bearing assets over the interest expense of the interest bearing liabilities.  The factors that have the greatest impact on net interest income are the respective volumes of average interest earning assets and interest bearing liabilities and the net interest margin, which represents the average of the yield earned on interest earning assets over the rate paid on interest bearing liabilities.  Net interest income of $50.74 million for the first nine months of 2013 was derived from the Company’s $1.985 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.55%.  Average earning assets in the nine months ended September 30, 2012 were $1.937 billion and the tax-equivalent net interest margin was 3.63%.  The importance of net interest margin is illustrated by the fact that a decrease in the net interest margin of 10 basis points to 3.45% would have resulted approximately in a $1.49 million decrease in income before income taxes in the nine month period ended September 30, 2013. Similarly, an increase in the net interest margin of 10 basis points to 3.65% would have resulted in approximately a $1.49 million increase in net interest income before taxes.  The decrease in net interest income for the nine month period was due to the decrease in interest rates on average earning assets, which have continued to trend downward.   The decrease in interest rates on average earnings assets result from the assets repricing from pre-recession rates and locking in for an average of 5 years at the current historically low interest rates available.  The Company has been able to lower the average cost of funding to the current level over the past 5 years.  While lower interest rates have allowed the Company to also reduce its interest expense, this reduction has not kept pace with the reduction in yield on the asset side, which is commonly referred to as “net interest compression.”  Based on our current rate environment there is diminished opportunity to continue to lower funding costs.  As a result, the Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes net interest margin in dollars will be contingent on the growth of the Company’s earning assets.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2013 and 2012

Net Interest Income (continued)

The net interest margin for the first nine months of 2013 was 3.55% compared to 3.63% in 2012 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2013 compared to the comparable period in 2012 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$52,153	(0.38)%	$1,673	$(4,849)	$(3,176)
Taxable securities	(1,837)	(0.74)	(55)	(523)	(578)
Nontaxable securities	14,212	(0.56)	480	(553)	(73)
Federal funds sold	(17,049)	-	(33)	-	(33)
	$47,479		$2,065	$(5,925)	$(3,860)

Interest expense:
Interest-bearing demand deposits	$61,840	-%	$(97)	$9	$(88)
Savings deposits	56,196	(0.01)	(81)	18	(63)
Time deposits	(47,927)	(0.33)	753	1,403	2,156
Short-term borrowings	(8,686)	(0.08)	25	23	48
FHLB borrowings	(58,963)	0.15	1,926	(144)	1,782
Interest-bearing other liabilities	(66)	(0.26)	1	5	6
	$2,394		$2,527	$1,314	$3,841
Change in net interest income			$4,592	$(4,611)	$(19)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2013	2012

Yield on average interest-earning assets	4.41%	4.77%
Rate on average interest-bearing liabilities	1.08	1.40
Net interest spread	3.33%	3.37%
Effect of noninterest-bearing funds	0.22	0.26
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.55%	3.63%

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2013 and 2012

Net Interest Income (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2013.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2013, the rate indexes for the one, three and five year indexes were 0.11%, 0.73% and 1.54%, respectively.  The one year index decreased 38.89% from 0.18% at September 30, 2012, the three year index increased 102.78% and the five year index increased 120.00%.  The three year index was 0.36% and the five year index was 0.70% at September 30, 2012.  The targeted federal funds rate was 0.25% at September 30, 2013 and 2012.  The Company anticipates no significant changes in the indexes for 2013.  U.S. Treasury indexes are expected to remain low into 2015.

Provision for Loan Losses

The majority of the Company’s interest-earning assets are in net loans outstanding, which amounted to approximately $1.770 billion at September 30, 2013.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction in expense of $0.31 million in 2013 compared to a reduction of expense of $2.90 million in 2012.  The reduction in expense in 2012 and 2013 was the result of a decrease in the historical loss rates used in the allowance for loan losses calculation as well as improvements in credit quality.  The Company believes that the provision for loan losses will increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio as well as stabilization of credit quality.

The allowance for loan losses decreased $0.41 million during the first nine months of 2013.  In the first nine months of 2013, there was a decrease of $0.55 million due to the volume and composition of loans outstanding and a $0.14 million increase in the amount allocated to the allowance due to a combination of deterioration in credit quality and charge-offs.  The Company believes the period of deteriorating credit quality is stabilizing.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2013 and 2012, recoveries were $2.02 million and $2.06 million, respectively; and charge-offs were $2.12 million in 2013 and $3.14 million in 2012.  The allowance for loan losses totaled $24.75 million at September 30, 2013 compared to $25.16 million at December 31, 2012.  The allowance represented 1.38% and 1.46% of loans held for investment at September 30, 2013 and December 31, 2012, respectively.

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

Discussion of operations for the nine months ended September 30, 2013 and 2012

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(Amounts in thousands)

Net gain on sale of loans	$1,793	$2,589	$(796)	(30.75)%
Trust fees	3,740	3,450	290	8.41
Service charges and fees	5,969	5,802	167	2.88
Rental revenue on tax credit real estate	1,114	1,189	(75)	(6.31)
Net gain on sale of other real estate owned and other reposessed assets	168	604	(436)	(72.19)
Other noninterest income	1,939	1,880	59	3.14
	$14,723	$15,514	$(791)	(5.10)%

Loans originated for sale in the first nine months of 2013 totaled $178.87 million compared to $235.16 million in the same period in 2012, a decrease of 23.94%.  In the nine months ended September 30, 2013 and 2012, the net gain on sale of loans was $1.79 million and $2.59 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  A substantial portion of the decreased net gain on sale of loans resulted from a residential mortgage loan market where interest rates began to increase, resulting in a decline in the origination of loans generated for sale into the secondary market. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.29 million in the first nine months of 2013 as a result of assets under management increasing from $1.078 billion as of September 30, 2012 to $1.126 billion as of September 30, 2013 due to market conditions and new trust relationships.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.44 million to a net gain of $0.17 million for the nine months ended September 30, 2013.  The total net gain on sale of other real estate owned for the nine months ended September 30, 2013 consisted of a $0.19 million net gain on sale of 11 properties offset by a $0.02 million fair market value adjustment on 1 property.  During the same period in 2012, the gain consisted of a $0.14 million fair market value adjustment on 6 properties within other real estate owned, offset by a $0.74 million net gain on sale of 19 properties.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the nine months ended September 30, 2013 and 2012

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(Amounts in thousands)

Salaries and employee benefits	$18,312	$17,725	$587	3.31%
Occupancy	2,780	2,469	311	12.60
Furniture and equipment	3,650	3,477	173	4.98
Office supplies and postage	1,222	1,145	77	6.72
Advertising and business development	1,895	1,705	190	11.14
Outside services	5,378	5,026	352	7.00
Rental expenses on tax credit real estate	1,571	1,774	(203)	(11.44)
FDIC insurance assessment	760	784	(24)	(3.06)
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	-	3,544	(3,544)	(100.00)
Other noninterest expense	1,298	1,382	(84)	(6.08)
	$36,866	$39,031	$(2,165)	(5.55)%

Noninterest expenses of $36.87 million decreased $2.17 million for the nine months ended September 30, 2013 from the same period in 2012, a decrease of 5.55%.  The decrease in noninterest expenses is primarily attributed to a $3.54 million prepayment penalty paid during the nine months ended September 30, 2012 on the Bank’s prepayment of $40.00 million of Federal Home Loan Bank borrowings.  Most other noninterest expense categories experienced marginal period-to-period increases for the nine months ended September 30, 2013.

Occupancy expense was $2.78 million for the nine months ended September 30, 2013 an increase of $0.31 million from the same period in 2012.  The negative variance is due to an increase of $0.07 million of janitorial expense resulting from an increase in offices using an outside service as well as a $0.11 million increase in building repairs and maintenance due to expenses associated with building upkeep.

Advertising and business development expense was $1.90 million for the nine months ended September 30, 2013 which was a $0.19 million increase from the same period in 2012.  The increase is primarily due to an increase in expense related to debit card reward point program started in late 2012.

Income Taxes

Federal and state income tax expenses were $8.56 million and $8.76 million for the nine months ended September 30, 2013 and 2012, respectively.  Income taxes as a percentage of income before taxes were 29.61% in 2013 and 28.97% in 2012.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2013 and 2012

Net Income Overview

Net income increased to $6.62 million for the three months ended September 30, 2013 from $5.50 million for the same period in 2012, an increase of 20.36%.  Earnings per share, both basic and diluted, increased for the three months ended September 30, 2013 compared to the same period in 2012 as a result of the increase in net income.  For the three month period ended September 30, 2013, basic earnings per share was $1.41 and diluted earnings per share was $1.40.  For the three months ended September 30, 2012, basic and diluted earnings per share was $1.16.

Net Interest Income

Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The decrease in net interest income for the three month period was due to the decrease in the interest rates on average earning assets, which have continued to trend downward.  While lower interest rates have allowed the Company to also reduce its interest expense, this reduction has not kept pace with the reductions in yield on the asset side, which is commonly referred to as “net interest compression.”  Based on our current rate environment there is diminished opportunity to continue to lower funding costs.  As a result, the Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes net interest margin in dollars will be contingent on the growth of the Company’s earning assets.

The net interest margin for the three months ended September 30, 2013 was 3.54% compared to 3.55% in 2012 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2013 compared to the comparable period in 2012 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$63,385	(0.35)%	$793	$(1,559)	$(766)
Taxable securities	(1,477)	(0.60)	(23)	(134)	(157)
Nontaxable securities	11,470	(0.54)	127	(179)	(52)
Federal funds sold	(31,594)	-	(21)	-	(21)
	$41,784		$876	$(1,872)	$(996)

Interest expense:
Interest-bearing demand deposits	$67,154	(0.01)%	$(36)	$9	$(27)
Savings deposits	56,487	(0.01)	(27)	8	(20)
Time deposits	(58,071)	(0.34)	285	474	759
Short-term borrowings	(13,643)	(0.09)	13	7	20
FHLB borrowings	(56,889)	0.14	620	(47)	574
Interest-bearing other liabilities	(70)	0.01	-	-	-
	$(5,032)		$855	$451	$1,306
Change in net interest income			$1,731	$(1,421)	$310

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2013 and 2012

Net Interest Income (continued)

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2013	2012

Yield on average interest-earning assets	4.36%	4.65%
Rate on average interest-bearing liabilities	1.04	1.37
Net interest spread	3.32%	3.28%
Effect of noninterest-bearing funds	0.22	0.27
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.54%	3.55%

Provision for Loan Losses

The provision for loan losses was an expense of $0.11 million in 2013 compared to a reduction of expense of $0.61 million in 2012, an increase of $0.72 million.  The reduction in expense in 2012 was greater than 2013 as the result of decreases in historical loss rates used in the allowance for loan losses calculation as well as improvements in asset quality.  The Company believes that the provision for loan losses will increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio as well as stabilization of credit quality.

The allowance for loan losses increased $0.35 million during the three months ended September 30, 2013.  In the three months ended September 30, 2013, there was an increase of $0.64 million due to the volume and composition of loans outstanding and a $0.29 million decrease in the amount allocated to the allowance due to a combination of an improvement in credit quality and charge-offs.  The Company believes the period of deteriorating credit quality is stabilizing.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2013 and 2012, recoveries were $0.69 million and $0.79 million, respectively; and charge-offs were $0.45 million in 2013 and $0.68 million in 2012.  The allowance for loan losses totaled $24.75 million at September 30, 2013 compared to $26.17 million at September 30, 2012.  The allowance represented 1.38% and 1.55% of loans held for investment at September 30, 2013 and September 30, 2012, respectively.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2013 and 2012

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(Amounts in thousands)

Net gain on sale of loans	$531	$1,023	$(492)	(48.09)%
Trust fees	1,185	1,160	25	2.16
Service charges and fees	2,022	1,970	52	2.64
Rental revenue on tax credit real estate	398	397	1	0.25
Net gain on sale of other real estate owned and other reposessed assets	18	163	(145)	(88.96)
Other noninterest income	591	608	(17)	(2.80)
	$4,745	$5,321	$(576)	(10.83)%

In the three months ended September 30, 2013 and 2012, the net gain on sale of loans was $0.53 million and $1.02 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  A substantial portion of the decreased net gain on sale of loans resulted from a residential mortgage loan market where interest rates began to increase, resulting in a decline in the value of loans generated for sale into the secondary market.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.03 million for the three months ended September 30, 2013 compared to the same period in 2012 as a result of assets under management increasing from $1.078 billion as of September 30, 2012 to $1.126 billion as of September 30, 2013 due to market conditions and new trust relationships.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.15 million to a net gain of $0.02 million for the three months ended September 30, 2013.  The total net gain on sale of other real estate owned for the three months ended September 30, 2013 consisted of a $0.04 million net gain on sale of 3 properties and a $0.02 million fair market value adjustment on 1 property.  During the same period in 2012, the gain consisted of a $0.02 million fair market value adjustment on 1 property within other real estate owned and a $0.18 million net gain on sale of 5 properties.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended September 30, 2013 and 2012

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(Amounts in thousands)

Salaries and employee benefits	$6,158	$5,782	$376	6.50%
Occupancy	907	773	134	17.34
Furniture and equipment	1,183	1,183	-	-
Office supplies and postage	445	427	18	4.22
Advertising and business development	624	608	16	2.63
Outside services	1,819	1,689	130	7.70
Rental expenses on tax credit real estate	614	560	54	9.64
FDIC insurance assessment	229	259	(30)	(11.58)
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	-	3,544	(3,544)	(100.00)
Other noninterest expense	432	447	(15)	(3.36)
	$12,411	$15,272	$(2,861)	(18.73)%

Other expenses of $12.41 million decreased $2.86 million for the three months ended September 30, 2013 from the same period in 2012, a decrease of 18.73%.  The decrease in noninterest expenses is primarily attributed to a $3.54 million prepayment penalty paid during the three months ended September 30, 2012 on the Bank’s prepayment of $40.00 million of Federal Home Loan Bank borrowings.  Most other noninterest expense categories experienced marginal period-to-period increases for the three months ended September 30, 2013.

Occupancy expense increased by $0.13 million for the three months ended September 30, 2013 from the same period in 2012.  The increase is due to a $0.11 million increase in building repairs and maintenance due to expenses associated with building upkeep.

During the three months ended September 30, 2013 the Bank has not incurred any loss on extinguishment of debt relating to prepayment of Federal Home Loan Bank borrowings.  As of September 30, 2012 the Bank incurred a prepayment penalty of $3.54 million resulting from the Bank prepayment of $40.00 million of Federal Home Loan Bank borrowings.

Income Taxes

Federal and state income tax expenses were $2.71 million and $1.97 million for the three months ended September 30, 2013 and 2012, respectively.  Income taxes as a percentage of income before taxes were 29.00% in 2013 and 26.37% in 2012.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.67% of the Company’s total assets at September 30, 2013, compared to 10.77% at December 31, 2012.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2013, the Company had borrowed $125.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $406.02 million at September 30, 2013.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $209.17 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2013.

As of September 30, 2013, investment securities with a carrying value of $29.16 million were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2012, investment securities with a carrying value of $38.78 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index
HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings are pending.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	1,328	$72.00	338,786	411,214
August 1 to August 31	806	73.00	339,592	410,408
September 1 to September 30	2,074	73.00	341,666	408,334
Total	4,208	$72.68	341,666	408,334

(1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors authorized the 2005 Stock Repurchase Program to December 31, 2014. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

During the first nine months of 2013, the Company issued 800 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued to officers of the Company for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

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

HILLS BANCORPORATION

Date: November 7, 2013	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: November 7, 2013	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index
HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2013

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2013 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	58-59

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	60