Form 10-K
period 2013-12-31
HILLS BANCORPORATION
filed 2014-03-11
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.	Commission File Number 0-12668
HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)
Iowa	42-1208067
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 Main Street, Hills, Iowa 52235
(Address of principal executive offices)

Registrant's telephone number, including area code:  (319) 679-2291
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013, based on the most recent sale price of $70.75 per share, and 3,932,430 shares held was $278,219,423.  Common stock held by non-affiliates excludes 800,470 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 28, 2014 is 4,726,589 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 21, 2014 for the Annual Meeting of the Shareholders of the Registrant to be held April 21, 2014 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $1.513 billion and comprised 82.84% of the Bank’s loan portfolio as of December 31, 2013.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2013, mortgage loans totaled $1.413 billion and comprised 77.39% of the Bank’s loan portfolio.

Residential real estate loans totaled $711.47 million and were 38.95% of the Bank’s loan portfolio as of December 31, 2013.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Item 1.	Business (Continued)

Commercial real estate loans totaled $315.19 million and were 17.26% of the Bank’s loan portfolio at December 31, 2013.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $244.09 million and were 13.37% of the Bank’s loan portfolio at December 31, 2013.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $142.69 million and were 7.81% of the Bank’s loan portfolio at December 31, 2013.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2013, construction loans for personal residences totaled $30.31 million and were 1.66% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $69.18 million and were 3.79% of the Bank’s loan portfolio.  In total, construction loans totaled $99.49 million and were 5.45% of the Bank’s loan portfolio as of December 31, 2013.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $166.10 million and comprised 9.10% of the total loan portfolio at December 31, 2013.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $82.14 million and constituted 4.50% of the total loan portfolio at December 31, 2013.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2013, consumer loans totaled $19.82 million and were 1.09% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $45.17 million and comprised 2.47% of the Bank’s total loan portfolio at December 31, 2013.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand savings and time deposits.

Item 1.	Business (Continued)

Average Daily Balances
The following tables show (1) average balances of assets, liabilities and stockholders’ equity, (2) interest income and expense on a tax equivalent basis, (3) interest rates and interest differential and (4) changes in interest income and expense.

AVERAGE BALANCES
(Average Daily Basis)
	Years Ended December 31,
	2013	2012	2011
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$25,785	$26,831	$24,230
Interest-bearing cash and cash equivalents	29,047	52,724	27,679
Taxable securities	99,535	101,199	107,541
Nontaxable securities	132,688	118,008	110,921
Federal funds sold	19	18	57
Loans, net	1,738,960	1,677,642	1,613,844
Property and equipment, net	30,238	30,986	27,630
Other assets	46,306	55,007	57,564
	$2,102,578	$2,062,415	$1,969,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$241,697	$225,284	$205,728
Interest-bearing demand deposits	376,940	321,225	274,060
Savings deposits	481,108	419,098	394,750
Time deposits	559,687	611,260	630,276
Short-term borrowings	36,580	46,192	51,391
FHLB borrowings	125,000	173,900	187,043
Noninterest-bearing other liabilities	15,686	16,608	17,980
Interest-bearing other liabilities	2,740	2,805	2,868
Redeemable common stock held by Employee Stock Ownership Plan	30,145	29,271	26,386
Stockholders' equity	232,995	216,772	178,984
	$2,102,578	$2,062,415	$1,969,466

Other Information

The Bank’s business is not seasonal.  As of December 31, 2013, the Company had no employees and the Bank had 367 full-time and 54 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1.	Business (Continued)

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 102,500.  Johnson County, Iowa has a population of approximately 134,000.  The University of Iowa in Iowa City has approximately 31,100 students and 34,900 full and part-time employees, including 7,500 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,300 and Mount Vernon, located two miles from Lisbon, has a population of about 4,500.  Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 164,100, including approximately 35,600 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 215,500.  The largest employer in the Cedar Rapids area is Rockwell Collins, Inc., manufacturer of communications instruments, with over 9,200 employees.

Washington County

The Bank has offices located in Kalona and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 20 miles south of Iowa City.  Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,500 and Wellman has a population of about 1,400.  The population of Washington County is approximately 21,900.  Both Kalona and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 102,500) and Washington, Iowa (population 7,300).  The Bank intends to open an office in Washington, Iowa by March, 2015.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2013 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)

Hills Bank and Trust Company	9	$1,188	6	$344	2	$110
Branches of largest competing national bank	7	252	9	852	1	26
Largest competing independent bank	7	580	8	546	2	189
Largest competing credit union (1)	5	1,590	8	637	1	1
All other bank and credit union offices	29	646	77	2,978	8	211
Total Market in County	57	$4,256	108	$5,357	14	$537

(1)	Deposit balance of the largest competing credit union in Johnson County includes the credit union’s deposit balance for its entire trade area. County specific deposit balances for the credit union are unavailable.

Item 1.	Business (Continued)

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

Investments and Activities (Continued) The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking . . . as to be a proper incident thereto.”  Under current regulations of the Federal Reserve, the Company either directly or through non-bank subsidiaries would be permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage.  The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits any person from acquiring “control” of a bank holding company without prior notice to the appropriate federal bank regulator.  “Control” is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or a bank holding company depending on the circumstances surrounding the acquisition.

Regulatory Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital (common stockholder’s equity, non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries), and the remainder may be Tier II supplementary capital (perpetual debt, intermediate-term preferred stock, cumulative perpetual, long-term and convertible preferred stock, and loan loss reserve up to a maximum of 1.25% of risk-weighted assets).  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 4%.  Total risk-weighted assets are determined by weighting the assets according to their risk characteristics.

The risk-based and leverage standards described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  Current Federal Reserve minimum requirements for a well-capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%.  As of December 31, 2013, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 12.57%, with total Tier 1 risk-based capital ratio of 16.19% and a total risk-based capital ratio of 17.44%.

In July 2013, the Officer of the Comptroller of the Currency and Board of Governors of the Federal Reserve System adopted a final rule implementing agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems”(BASEL III).   The final rule also adopts changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The rule implements a revised definition of regulatory capital, a new 4.50% common equity tier 1 minimum capital requirement, a 6.00% tier 1 capital requirement, and a tier 1 risk-based capital ratio of 8.00%.   The Company expects to remain categorized as well capitalized under the final rule when it becomes effective on January 1, 2015.

Item 1.	Business (Continued)

Dividends.  The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary Bank, which directly impact the ability of the Bank to pay dividends to the Company.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  The Iowa Business Corporation Act (“IBCA”) allows the Company to make distributions, including cash dividends, to its shareholders unless, after giving effect to such distributions, either (i) the Company would not be able to pay its debts as they become due in the ordinary course of business or (ii) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy preferential shareholder rights, if any, that are superior to the rights of those receiving the distribution.  Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies.  The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2013, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 0.62 basis points, or approximately 0.155 basis points per quarter.  These assessments will continue until the FICO bonds mature in 2019.

Item 1.	Business (Continued)

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the “Superintendent”).  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.5% plus a fully funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2013, the Tier 1 risk-based leverage ratio of the Bank was 12.51% and exceeded the ratio required by the Superintendent.

Capital adequacy for banks took on an added dimension with the establishment of a formal system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) which provides the federal banking regulators of the Bank with broad power to take prompt corrective action to resolve the problems of undercapitalized banking institutions.  The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Under prompt corrective action, banks that are inadequately capitalized face a variety of mandatory and discretionary supervisory actions.  For example, “undercapitalized banks” must restrict asset growth, obtain prior approval for business expansion, and have an approved plan to restore capital.  “Critically undercapitalized banks” must be placed in receivership or conservatorship within 90 days unless some other action would result in lower long-term costs to the deposit insurance fund.

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2013 and the minimum regulatory requirements for the Company and The Bank are presented below (amounts in thousands):

				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
	Actual		Purposes	Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2013:
Company:
Total risk-based capital	$290,121	17.44%	8.00%	10.00%
Tier 1 risk-based capital	269,272	16.19	4.00	6.00
Leverage ratio	269,272	12.57	4.00	5.00
Bank:
Total risk-based capital	288,875	17.37	8.00	10.00
Tier 1 risk-based capital	268,031	16.12	4.00	6.00
Leverage ratio	268,031	12.51	4.00	5.00

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

Dividends.  The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $96.58 million of the Bank’s Tier 1 capital of $268.03 million as of December 31, 2013 are available for the payment of dividends to the Company.

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

The Bank’s primary markets include the Iowa counties of Johnson, Linn and Washington.  Johnson and Linn Counties have been one of the strongest economic areas in Iowa exhibiting substantial economic growth over the past ten years.  The unemployment rate for the Bank’s prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  However, unfavorable or uncertain economic and market conditions may adversely affect our business and profitability.  Our business faces various material risks, including credit risk and the risk that the demand for our products and services will decrease.  Decreases in consumer confidence, real estate values, interest rates and investment returns, usually associated with a downturn, could make the types of loans we originate less profitable and could increase our credit risk and litigation expense.  And while the presence of the University of Iowa and its affiliated institutions has a significant favorable impact upon the regional economy, it is unclear what impact the stress of the State budget will continue to have on the University of Iowa and the University of Iowa Hospitals and Clinics.

Although financial markets have stabilized and local as well as global economies have improved, adverse changes in the U.S. economy in recent years led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, decreased market valuations and liquidity, increased market volatility and a widespread reduction of business activity generally.  The ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. The resulting economic pressure and lack of confidence in the financial markets may adversely affect our business, our financial condition and our results of operations, as well as the business of our customers.  Foreign or domestic terrorism or geopolitical events could shock commodity and financial markets and prolong or worsen the current economic climate.  A worsening of economic conditions would likely exacerbate the adverse effects of these difficult conditions.

We may be adversely impacted by recent legislation and potential additional legislation and rulemaking.

The 2008-2009 recession produced a number of new laws that impact financial institutions including the Dodd-Frank Act.  The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) and granted it the broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation.  In particular, the liquidity, capital and stress testing requirements of Basel III and the CFPB could negatively impact operations.  The impact of provisions of the Dodd-Frank Act, regulations to be adopted under the Dodd-Frank Act, and new legislation may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

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

Our financial condition has not been materially impacted by the deterioration in the credit quality of third parties except as related to borrower credit quality.  As of December 31, 2013, the Company held two investment securities considered to be less than investment grade.  The aggregate fair value of these Ba2 rated bonds is $0.49 million while their amortized cost is $0.50 million, representing an unrealized loss of $0.01 million.  Management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans that may become uncollectible but cannot predict loan losses with certainty and cannot assure that the our allowance for loan losses will prove sufficient to cover actual losses in the future.

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

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area, a small geographic area in Southeast Iowa.  As of December 31, 2013, approximately 82.84% of our loans had real estate as a primary or secondary component of collateral.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could negatively impact the future cash flow and market values of the affected properties.

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

Item 1A.	Risk Factors (Continued)

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

Our operations are dependent on our ability to process financial transactions in a secure manner.  We must ensure that information is properly protected from a variety of threats such as error, fraud, sabotage, terrorism, industrial espionage, privacy violation, service interruption, and natural disaster.  The Company, with the assistance of third-party service providers, intends to continue to implement security technology and establish procedures to maintain network security, but there is no assurance that these measures will be successful.  Any activity that jeopardizes our network and the security of the information stored on our network may result in significant cost to the Company and have a significant negative effect on our reputation.

We are subject to risks associated with negative publicity.

Reputational risk arises from the potential that negative publicity regarding the Company’s business practices, whether true or not, could cause a decline in the customer base, costly litigation, or revenue reductions.  In addition, the Company’s success in maintaining its reputation depends on the ability to adapt to a rapidly changing environment including increasing reliance on social media.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company's office and the main office of the Bank are located at 131 Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001.  With the completion of the 2001 addition, the entire Bank’s processing and administrative systems were consolidated in Hills, Iowa.  The Bank operates its business from its main office and its 16 full service branches in the Iowa counties of Johnson, Linn and Washington.  The Bank owns its main office complex and 12 of its branch offices.  Four of the Bank’s branches are leased.

The Bank purchased land in Washington, Iowa during the year ended December 31, 2013.  The Bank plans to build a new branch in Washington by March, 2015.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Mattersand Issuer Purchases of Equity Securities

As of January 31, 2014, the Company had 2,203 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange.  While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc. (formerly Pink OTC Markets Inc.), which provides quotes for the Company on its middle tier, the OTCQB.  All OTCQB companies are reporting with the SEC or a U.S. banking regulator, but there are no financial or qualitative standards to be in this tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2013		2012
	High	Low	High	Low
1st quarter	$72.00	$67.00	$64.75	$63.00
2nd quarter	72.00	70.00	64.50	62.75
3rd quarter	73.00	70.75	67.00	63.90
4th quarter	73.00	70.00	67.00	65.00

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2013	31,812	83	$75.00	$70.00	(1)
2012	51,802	89	$70.00	$64.00	(2)
2011	485,425	918	$64.00	$58.50	(3)

(1)	2013 transactions included repurchases by the Company of 19,204 shares of stock under the 2005 Stock Repurchase Program. 2013 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $70.00 to $75.00 per share.

(2)	2012 transactions included repurchases by the Company of 35,982 shares of stock under the 2005 Stock Repurchase Program. 2012 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $64.00 to $70.00 per share.

(3)	2011 transactions included repurchases by the Company of 65,901 shares of stock under the 2005 Stock Repurchase Program. 2011 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $58.50 to $64.00 per share. 2011 transactions also include the sale of 412,660 shares of stock through 848 transactions from the 2011 stock offering.

All transactions under the 2005 Stock Repurchase Program were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock.

The Company paid aggregate annual cash dividends in 2013, 2012 and 2011 of $5.19 million, $5.00 million and $4.40 million respectively, or $1.10 per share in 2013, $1.05 per share in 2012 and $1.00 per share in 2011.  In January 2014, the Company declared and paid a dividend of $1.15 per share totaling $5.44 million.  The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Mattersand Issuer Purchases of Equity Securities (Continued)

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by MORNINGSTAR of Chicago, IL. The latter index reflects the performance of twenty-nine bank holding companies operating principally in the Midwest as selected by MORNINGSTAR. The indexes assume the investment of $100 on December 31, 2008 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Mattersand Issuer Purchases of Equity Securities (Continued)

The following table sets forth the Company’s equity compensation plan information as of December 31, 2013, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities relected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,630	$53.95	73,127
Equity compensation plans not approved by security holders	-	-	-
Total	12,630	$53.95	73,127

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2015.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2013:

Period in 2013	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	4,349	$73.00	346,015	403,985
November 1 to November 30	454	74.57	346,469	403,531
December 1 to December 31	800	75.00	347,269	402,731
Total	5,603	$73.41	347,269	402,731

Item 6.	Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2013.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2013	2012	2011	2010	2009

YEAR-END TOTALS (Amounts in Thousands)
Total assets	$2,167,795	$2,099,720	$2,018,927	$1,931,283	$1,830,626
Investment securities	246,089	234,244	222,095	216,603	214,098
Loans held for sale	4,927	28,256	24,615	10,390	7,976
Loans, net	1,801,247	1,697,002	1,661,916	1,561,430	1,503,981
Deposits	1,709,877	1,662,544	1,525,477	1,480,741	1,347,427
Federal Home Loan Bank borrowings	125,000	125,000	185,000	195,000	225,000
Redeemable common stock	29,574	30,715	27,826	24,945	22,900
Stockholders' equity	243,789	225,196	208,429	166,269	151,775

EARNINGS (Amounts in Thousands)
Interest income	$84,895	$89,215	$93,350	$94,987	$96,195
Interest expense	16,848	21,527	24,361	27,839	37,141
Provision for loan losses	1,131	(2,849)	5,661	8,925	11,947
Other income	19,205	20,769	18,504	20,099	18,909
Other expenses	49,278	53,931	44,226	45,748	44,813
Income taxes	10,912	10,542	10,829	9,258	5,218
Net income	25,931	26,833	26,777	23,316	15,985

PER SHARE
Net income:
Basic	$5.51	$5.69	$6.02	$5.29	$3.61
Diluted	5.50	5.68	6.01	5.28	3.60
Cash dividends	1.10	1.05	1.00	0.91	0.91
Book value as of December 31	51.57	47.55	43.79	37.80	34.32
Increase (decrease) in book value due to:
ESOP obligation	(6.26)	(6.48)	(5.85)	(5.67)	(5.18)
Accumulated other comprehensive income	0.34	0.84	1.04	0.63	0.95

SELECTED RATIOS
Return on average assets	1.23%	1.30%	1.36%	1.25%	0.88%
Return on average equity	11.13	12.38	14.96	14.61	11.01
Net interest margin	3.54	3.60	3.85	3.95	3.55
Average stockholders' equity to average total assets	11.08	10.51	9.09	8.57	7.99
Dividend payout ratio	20.00	18.63	16.42	17.26	25.28

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

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

An overview of the year 2013 is presented following the section discussing a special note regarding forward looking statements.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The effects of financial market disruptions and/or an economic recession, and monetary and other governmental actions designed to address such disruptions and recession.

•	The financial strength of the counterparties with which the Company or the Company’s customers do business and as to which the Company has investment or financial exposure.

•	The credit quality and credit agency ratings of the securities in the Company’s investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the affected securities and the recognition of an impairment loss.

•	The effects of, and changes in, laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters as well as any laws otherwise affecting the Company.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	The timely development and acceptance of products and services, including products and services offered through alternative electronic delivery channels.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

•	Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The economic impact of natural disasters, terrorist attacks and military actions.

•	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices that may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

The Company’s net income for 2013 was $25.93 million compared to $26.83 million in 2012.  Diluted earnings per share were $5.50 and $5.68 for the years ended December 31, 2013 and 2012, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the year ended December 31, 2013, net interest income on a tax equivalent basis increased by $0.46 million.  In 2013, the Bank achieved a net interest margin of 3.54% compared to 3.60% in 2012, which resulted in $5.76 million decrease in net interest income.  The remaining $6.22 million of increase in net interest income was attributable to growth of $50.66 million in the Bank’s average earning assets.

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

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Highlights with respect to items on the Company’s balance sheet as of December 31, 2013 included the following:

•	Loans, net of allowance for loan losses and unamortized fees and costs totaling $1.806 billion.
•	Loan growth, net in 2013 of $80.92 million.
•	Deposit growth of $47.33 million in 2013. Deposits increased to $1.710 billion and included $57.77 million of brokered deposits.
•	Short-term borrowings increased $3.23 million.
•	Stockholders’ equity increased $18.59 million to $243.79 million in 2013, with dividends having been paid in 2013 of $5.19 million.

Reference is made to Note 13 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its consolidated financial statements.

The return on average equity was 11.13% in 2013 compared to 12.38% in 2012.  The returns for the three previous years, 2011, 2010 and 2009, were 14.96%, 14.61% and 11.01%, respectively.  The Company remains well capitalized as of December 31, 2013 with total risk-based capital at 17.44% and Tier 1 risk-based capital at 16.19%.  The minimum regulatory guidelines are 8% and 4% respectively.  The Company paid a dividend per share of $1.10 in 2013, $1.05 in 2012 and $1.00 in the year ended December 31, 2011.

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  The future impact of the global recession has introduced additional uncertainty into such determinations.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance for loan losses as of December 31, 2013 and 2012 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Financial Position

Year End Amounts (Amounts In Thousands)	2013	2012	2011	2010	2009

Total assets	$2,167,795	$2,099,720	$2,018,297	$1,931,283	$1,830,626
Investment securities	246,089	234,244	222,095	216,603	214,098
Loans held for sale	4,927	28,256	24,615	10,390	7,976
Loans, net	1,801,247	1,697,002	1,661,916	1,561,430	1,503,981
Deposits	1,709,877	1,662,544	1,525,477	1,480,741	1,347,427
Federal Home Loan Bank borrowings	125,000	125,000	185,000	195,000	225,000
Redeemable common stock	29,574	30,715	27,826	24,945	22,900
Stockholders' equity	243,789	225,196	208,429	166,269	151,775

Total assets at December 31, 2013 increased $68.08 million, or 3.24%, from the prior year-end.  Asset growth from 2011 to 2012 was $81.42 million and represented a 4.03% increase.  The largest growth in assets occurred in Net Loans, which increased $104.25 million and $35.09 million for the years ended December 31, 2013 and 2012, respectively.  Loans held for sale to the secondary market decreased $23.33 million and increased $3.64 million for the years ended December 31, 2013 and 2012, respectively.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $1.827 billion and $1.722 billion at December 31, 2013 and 2012, respectively.

The local economy that generated increased demand for loans was a significant factor in the trend of increasing net loans in each of the last five years.  The trend of increasing net loans may not be indicative of future performance.

Loans secured by real estate represent the largest increase in loan growth.  These loans increased $79.04 million in 2013 and increased $5.90 million in 2012.  Loans secured by real estate include loans for one-to-four family residential properties, multi-family properties, agricultural real estate and commercial real estate.

On a net basis, the Company originated $106.47 million and $34.05 million in loans to customers for the years ended December 31, 2013 and 2012, respectively.  Net loan originations increased 212.69% in 2013 compared to 2012.  The increase in loan originations in 2013 as compared to 2012 is reflective of improvement in the overall economic conditions in the Company’s trade area.  The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  It is the Company’s policy to purchase or sell participations related to existing customers or to participate in community development activity.  The Company had participations purchased of $10.93, $10.44 and $4.08 million as of December 31, 2013, 2012 and 2011, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The Company did not experience a material change in the composition of its loans held for investment in 2013 or 2012.  Residential real estate loans, including first and junior liens, were $711.47 million, $687.85 million and $682.23 million as of December 31, 2013, 2012 and 2011, respectively.  The dollar total of residential real estate loans increased 3.43% in 2013 and 0.83% in 2012.  Residential real estate loans were 38.95% of the loan portfolio at December 31, 2013, 39.98% at December 31, 2012 and 40.36% at December 31, 2011.  Commercial real estate loans totaled $315.19 million at December 31, 2013, a 0.86% increase over the December 31, 2012 total of $312.51 million.  Commercial real estate loans decreased 1.22% in 2012.  Commercial real estate loans totaled $316.33 million at December 31, 2011.  Commercial real estate loans represented 17.26%, 18.15% and 18.69% of the Company’s loan portfolio as of December 31, 2013, 2012 and 2011, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 117.05% of Tier 1 capital as of December 31, 2013.

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	December 31,
	2013	2012	2011	2010	2009
	(Amounts In Thousands)

Agricultural	$82,138	$76,190	$68,556	$65,004	$64,598
Commercial and financial	166,102	148,034	143,174	141,619	153,997
Real estate:
Construction, 1 to 4 family residential	30,309	25,788	22,308	25,232	25,821
Construction, land development and commercial	69,182	79,097	84,508	86,552	95,955
Mortgage, farmland	142,685	113,841	99,799	90,448	87,300
Mortgage, 1 to 4 family first liens	605,687	583,567	577,318	519,029	469,908
Mortgage, 1 to 4 family junior liens	105,785	104,278	104,915	109,036	114,742
Mortgage, multi-family	244,090	214,812	222,851	202,630	190,180
Mortgage, commercial	315,187	312,506	316,329	302,020	295,070
Loans to individuals	19,824	20,350	20,598	23,627	25,405
Obligations of state and political subdivisions	45,167	43,102	31,147	24,959	9,745
	$1,826,156	$1,721,565	$1,691,503	$1,590,156	$1,532,721
Net unamortized fees and costs	641	597	563	504	420
	$1,826,797	$1,722,162	$1,692,066	$1,590,660	$1,533,141
Less allowance for loan losses	25,550	25,160	30,150	29,230	29,160
	$1,801,247	$1,697,002	$1,661,916	$1,561,430	$1,503,981

There were no foreign loans outstanding for any of the years presented.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The following table shows the principal payments due on loans as of December 31, 2013:

	Amount	One Year	One To	Over Five
	Of Loans	Or Less (1)	Five Years	Years
	(Amounts In Thousands)

Commercial and Agricultural	$270,392	$112,229	$113,335	$44,828
Real Estate	1,490,517	221,748	972,370	296,399
Other	65,247	5,287	15,469	44,491
Totals	$1,826,156	$339,264	$1,101,174	$385,718

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$890,439	$107,107	$588,732	$194,600
Variable rate	935,717	232,157	512,442	191,118
	$1,826,156	$339,264	$1,101,174	$385,718

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans will be re-evaluated prior to their maturity and are likely to be extended.

While there has been weakness in the national commercial real estate markets, the Company did not experience the high level of stress or deterioration in its commercial real estate portfolio that has occurred in some other markets.  The sales and building permit trends in the Company’s trade area have followed similar increases as national, regional and state trends.  The increased level of building permits is reflective of the overall economic improvement in the Company’s trade area.

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment that remain below national and state levels.  The following table shows unemployment as of December 31, 2013, 2012 and 2011 and median income information as of December 31, 2012, 2011 and 2010, as December 31, 2013 information is not available as of the date of this report:

	Unemployment Rate %			Median Income

	2013	2012	2011	2012	2011	2010
United States	6.7%	7.8%	8.5%	$53,046	$50,502	$50,046
State of Iowa	4.2%	4.9%	5.6%	51,129	49,545	48,031
Johnson County	3.0%	3.6%	4.2%	53,993	53,570	51,014
Linn County	4.5%	5.3%	6.0%	56,790	55,772	54,806
Washington County	3.5%	4.1%	4.9%	52,636	50,559	47,118

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

Total deposits increased by $47.33 million in 2013 of which $16.23 million was from brokered deposits.  Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, increased from $38.78 million to $42.02 million.  Deposits increased by $137.07 million in 2012.  As of June 30, 2013 (latest data available), Johnson County total deposits were $4.256 billion and the Company’s deposits were $1.188 billion, which represent a 27.9% market share.  The Company had nine office locations in Johnson County as of June 30, 2013.  The total banking locations in Johnson County was 57 as of June 30, 2013.  At June 30, 2012, the Company’s deposits were $1.116 billion or a 29.7% market share.  At $5.357 billion as of June 30, 2013, the Linn County deposit market is significantly larger than the Johnson County deposit market of $4.256 billion.  As of June 30, 2013, Linn County had 108 total banking locations.  The six Linn County offices of the Company had deposits of $343.55 million or a 6.4% share of the market.  The Company’s Linn County deposits at June 30, 2012 were $344.53 million and represented a 6.6% market share.  As of June 30, 2013, the Company’s two Washington County offices had deposits of $110.06 million which was 20.5% of the County’s total deposits of $536.63 million.  Washington County had a total of 14 banking locations as of June 30, 2013.  In 2012, the Company’s Washington County deposits were $103.79 million or a 19.9% market share.

Investment securities increased $11.85 million in 2013.  In 2012, investment securities increased by $14.82 million.  The investment portfolio consists of $238.51 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio, which includes tax exempt securities, is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2013, 2012, and 2011 and the maturities and weighted average yields of the investment securities, computed on a tax-equivalent basis using a federal tax rate of 35%, as of December 31, 2013:

	December 31,
	2013	2012	2011
	(Amounts In Thousands)
Carrying value:
Other securities (FHLB, FHLMC and FNMA)	$87,144	$91,850	$91,936
Stock of the Federal Home Loan Bank	7,579	8,062	10,728
Obligations of state and political subdivisions	151,366	134,332	119,431
	$246,089	$234,244	$222,095

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

	December 31, 2013
		Weighted
	Carrying	Average
	Value	Yield
	(Amounts In Thousands)

Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$29,224	1.35%
From 1 to 5 years	54,937	0.89
From 5 to 10 years	2,983	1.00
	$87,144

Stock of the Federal Home Loan Bank	$7,579	2.64%

Obligations of state and political subdivisions, maturities:
Within 1 year	$21,235	2.96%
From 1 to 5 years	62,925	4.08
From 5 to 10 years	67,109	3.02
Over 10 years	97	4.02
	$151,366
Total	$246,089

As of December 31, 2013, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2013, a major funding source for the growth in loans was the $47.33 million increase in deposits.  In 2012, the major source of funding for the growth in loans was deposit growth of $137.07 million.  Brokered deposits totaled $57.77 million and $41.54 million as of December 31, 2013 and 2012, respectively.  Total advances from the FHLB were $125.00 million at December 31, 2013 and 2012.  It is expected that the FHLB funding source and brokered deposits funding will be considered in the future if loan growth exceeds deposit increases and the interest rates on funds borrowed from the FHLB and interest rates on brokered deposits are favorable compared to other funding alternatives.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2013, 2012 and 2011 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2013, 2012 and 2011:

	December 31,
	2013	Rate	2012	Rate	2011	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$241,697	-	$225,284	-	$205,728	-
Average interest-bearing demand deposits	376,940	0.20%	321,225	0.21%	274,060	0.26%
Average savings deposits	481,108	0.23	419,098	0.24	394,750	0.31
Average time deposits	559,687	1.65	611,260	1.96	630,276	2.23
	$1,659,432		$1,576,867		$1,504,814

Time certificates issued in amounts of $100,000 or more with maturity in:	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts In Thousands)
3 months or less	$13,131	1.02%	$33,920	1.33%	$15,778	1.23%
3 through 6 months	28,628	1.45	30,928	1.55	18,740	1.86
6 through 12 months	31,073	1.03	68,591	1.37	48,302	1.77
Over 12 months	95,633	1.83	168,739	2.01	92,099	2.54
	$168,465		$302,178		$174,919

Stockholders’ equity was $243.79 million at December 31, 2013 compared to $225.20 million at December 31, 2012.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $118.84 million and paid shareholders dividends of $22.65 million, or 19.06% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011

Return on average assets	1.23%	1.30%	1.36%
Return on average stockholders' equity	11.13	12.38	14.96
Dividend payout ratio	20.00	18.63	16.42
Average stockholders' equity to average assets ratio	11.08	10.51	9.09

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2013	$25,931	(3.36)%	$5.50
2012	26,833	0.21	5.68
2011	26,777	14.84	6.01
2010	23,316	45.86	5.28
2009	15,985	13.05	3.60

Net income for 2013 decreased by $0.90 million or 3.36% and diluted earnings per share decreased by 3.17%.  The decrease in net interest margin of 6 basis points accounted for a decrease of $5.76 million in net interest income. The growth in earning assets increased net interest income by $6.22 million.  Other income decreased by $1.56 million, the provision for loan losses increased by $3.98 million and total other expenses decreased by $4.65 million.

Annual fluctuations in the Company's net income continue to be driven primarily by three generally recurring important factors. The first important factor is net interest margin. Net interest income of $68.05 million in 2013 was derived from the Company's $2.000 billion of average earning assets and its net interest margin of 3.54%, compared to $1.950 billion of average earning assets and a 3.60% net interest margin in 2012. The importance of net interest margin is illustrated by the fact that a decrease or an increase in the net interest margin of 10 basis points would result in a $2.00 million decrease or increase in income before taxes.  Net interest margin decreased in 2012 to 3.60% from 3.85% in 2011.  Based on the current interest rate environment, the Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes net interest margin in dollars will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $1.832 billion at the end of 2013.  The Company’s allowance for loan losses was $25.55 million at December 31, 2013.  The allowance in 2013 increased in comparison to 2012 due to loan growth of $80.92 million, a decrease in net charge-offs of $1.72 million and an increased provision for loan losses of $3.98 million.  The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled an expense of $1.13 million for 2013, a reduction of expense of $2.85 million for 2012 and $5.66 million of expense for 2011.  Management expects credit quality to remain steady through 2014.  Provision expense is expected to be dependent on the Company’s loan growth through the end of 2014.  (See Note 3 to the Consolidated Financial Statements.)  A detailed discussion is included in the Provision for Loan Losses section below.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The amount of mortgage loans sold on the secondary market and the resulting gain or loss is the third factor that can cause fluctuations in net income.  Loans originated in 2013 totaled $204.88 million compared to $328.58 million in 2012 and $187.54 million in 2011, a decrease of 37.65% from 2012 and an increase of 9.24% from 2011.  For the years ended December 31, 2013, 2012 and 2011, the net gain on sale of loans was $1.93, $3.55 and $1.99 million, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The average interest rate for a 30 year fixed rate loan during the year ended December 31, 2013 was 3.83%.  The average interest rate for the same type of loan was 3.53% for the year ended December 31, 2012.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  During the years ended December 31, 2013, 2012 and 2011, secondary market rates were favorable resulting in substantial volume of loans sold.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company cannot predict the extent to which any future discontinuation of purchases of agency-guaranteed mortgage-backed securities by the Federal Reserve may result in secondary market rates becoming less favorable and a reduction in secondary market activity involving mortgage loans.

Net income for 2012 was $26.83 million, or diluted earnings per share of $5.68.  For 2012, diluted earnings per share decreased by $0.33 per share compared to 2011.  Net interest income decreased $1.30 million for the year ended December 31, 2012 compared to 2011.  This increase in net interest income was due to an increase in average earning assets of $89.55 million in 2012.  Noninterest income increased 12.24% in 2012 to $20.77 million.  Noninterest expense increased from $44.23 million in 2011 to $53.93 million in 2012, or 21.94%. The Bank prepaid $60.00 million of Federal Home Loan Bank borrowings during the year ended December 31, 2012 as part of a strategy to utilize the Bank’s liquidity, improve net interest margin and decrease interest rate risk in the future.  As a result, the Bank incurred a one-time prepayment penalty of $5.93 million, which it recorded as loss on extinguishment of debt.  The one-time prepayment had a significant impact on the Company net income for the year ended December 31, 2012.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to new loans.  The net interest margin decreased in 2013 to 3.54% and this compares to 3.60% in 2012, 3.85% in 2011, 3.95% in 2010, and 3.55% in 2009.  The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2013, 2012 and 2011 are indicated on the following table:

	Years Ended December 31,
	2013	2012	2011
	(Amounts In Thousands)

Income:
Loans (1)	$81,032	$84,453	$87,655
Taxable securities	1,254	1,897	2,797
Nontaxable securities (1)	5,134	5,227	5,309
Interest-bearing cash and cash equivalents	74	134	70
Total interest income	87,494	91,711	95,831

Expense:
Interest-bearing demand deposits	764	692	714
Savings deposits	1,091	989	1,219
Time deposits	9,257	12,043	14,055
Short-term borrowings	112	180	328
FHLB borrowings	5,590	7,583	7,995
Interest-bearing other liabilities	34	40	50
Total interest expense	16,848	21,527	24,361

Net interest income	$70,646	$70,184	$71,470

(1)  Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Net interest income on a tax-equivalent basis changed in 2013 as follows:

	Change In	Change In	Increase (Decrease)
	Average	Average	Volume	Rate	Net
	Balance	Rate	Changes	Changes	Change
	(Amounts In Thousands)
Interest income:
Loans, net	$61,318	(0.36)%	$2,705	$(6,126)	$(3,421)
Taxable securities	(1,664)	(0.61)	(61)	(582)	(643)
Nontaxable securities	14,680	(0.56)	650	(743)	(93)
Interest-bearing cash and cash equivalents	(23,677)	-	(60)	-	(60)
Federal funds sold	1	0.03	-	-	-
	$50,658		$3,234	$(7,451)	$(4,217)
Interest expense:
Interest-bearing demand deposits	$55,715	(0.01)%	$(118)	$46	$(72)
Savings deposits	62,011	(0.01)	(127)	26	(101)
Time deposits	(51,573)	(0.31)	1,046	1,739	2,785
Short-term borrowings	(9,612)	(0.08)	37	31	68
FHLB borrowings	(48,900)	0.12	2,147	(154)	1,993
Interest-bearing other liabilities	(65)	(0.19)	1	5	6
	$7,576		$2,986	$1,693	$4,679
Change in net interest income			$6,220	$(5,758)	$462

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changes for 2012 were as follows:

	Change In	Change In	Increase (Decrease)
	Average	Average	Volume	Rate	Net
	Balance	Rate	Changes	Changes	Change
	(Amounts In Thousands)
Interest income:
Loans, net	$63,798	(0.41)%	$3,443	$(6,644)	$(3,201)
Taxable securities	(6,341)	(0.73)	(164)	(736)	(900)
Nontaxable securities	7,087	(0.36)	339	(422)	(83)
Interest-bearing cash and cash equivalents	25,045	-	63	1	64
Federal funds sold	(39)	(0.01)	-	-	-
	$89,550		$3,681	$(7,801)	$(4,120)
Interest expense:
Interest-bearing demand deposits	$47,165	(0.05)%	$(125)	$148	$23
Savings deposits	24,348	(0.07)	(60)	289	229
Time deposits	(19,016)	(0.27)	387	1,626	2,013
Short-term borrowings	(5,199)	(0.25)	18	131	149
FHLB borrowings	(13,143)	0.07	541	(129)	412
Interest-bearing other liabilities	(62)	(0.25)	1	7	8
	$34,093		$762	$2,072	$2,834
Change in net interest income			$4,443	$(5,729)	$(1,286)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

A summary of the net interest spread and margin is as follows:

	Years Ended December 31,
	2013	2012	2011

Average yields:
Loans (1)	4.61%	4.99%	5.39%
Loans (tax equivalent basis) (1)	4.66	5.02	5.43
Taxable securities	1.26	1.87	2.60
Nontaxable securities	2.52	2.88	3.11
Nontaxable securities (tax equivalent basis)	3.87	4.43	4.79
Interest-bearing cash and cash equivalents	0.25	0.25	0.25
Federal funds sold	0.15	0.12	0.13
Average rates paid:
Interest-bearing demand deposits	0.20	0.21	0.26
Savings deposits	0.23	0.24	0.31
Time deposits	1.65	1.96	2.23
Short-term borrowings	0.31	0.39	0.64
FHLB borrowings	4.41	4.29	4.22
Interest-bearing other liabilities	1.24	1.43	1.73
Yield on average interest-earning assets	4.37	4.69	5.15
Rate on average interest-bearing liabilities	1.06	1.36	1.57
Net interest spread (2)	3.31	3.33	3.58
Net interest margin (3)	3.54	3.60	3.85

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)	Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented. The net interest spread decreased 2 basis points in 2013 and decreased 25 basis points in 2012.

(3)	Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets. The net interest margin decreased 6 basis points in 2013 and decreased 25 basis points in 2012. The net interest margin decreased in 2013 due to the continued low rate environment. The Company was not able to reprice interest-bearing liabilities downward more quickly than the decline in average yields on earning assets.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The net interest margin decreased 6 basis points in 2013 and decreased 25 basis points in 2012.  The net interest spread decreased 2 basis points in 2013 and decreased 25 basis points in 2012.  The decrease in the net interest margin and net interest spread in 2013 are the result of continued low interest rates.  The Company was not able to reprice some assets (particularly loans) more quickly than some liabilities repriced resulting in decreased net interest margin and spread.  As a result of the current low interest rate environment new loans to the Company continue to be priced at low interest rates.

During 2012, the Federal Open Market Committee maintained the target rate at 0.25%.  The target rate has remained at 0.25% since December 2008.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2013, the average rate indexes for the one, three and five year indexes were 0.13%, 0.79% and 1.72%, respectively.  The one year index decreased 13.34% from December 31, 2012, the three year index increased 100.08% and the five year index increased 126.32%.  During 2013 and 2012, the average federal funds rate remained the same at 0.25%.

Provision for Loan Losses

Management has determined that the allowance for loan losses was appropriate at December 31, 2013, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

The allowance for loan losses totaled $25.55 million at December 31, 2013 compared to $25.16 million at December 31, 2012.  The increase in 2013 is the result of an increase in loan volume as well as a change in the composition and allocation of balances within the credit quality ratings.  Specifically for 2013, there was an increase of $0.10 million due to the volume increase in pass rated loans outstanding of $82.32 million as well as the composition of new loans added in 2013.  There was an additional increase of $0.29 million in the amount allocated to the allowance due to a change in the composition and allocation of loan balances within the credit quality ratings.  The percentage of the allowance to outstanding loans was 1.40% and 1.46% at December 31, 2013 and 2012, respectively.  The percentage decrease was due to loan growth.  The provision for loan losses totaled an expense of $1.13 million in 2013, a reduction in expense of $2.85 million in 2012 and an expense of $5.66 million for 2011.  Loan charge-offs net of recoveries were $0.74 million in 2013, $2.14 million in 2012 and $4.74 million in 2011.

The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the level considered appropriate by management.  The adequacy of the allowance for loans and any related provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of significant factors, including the size and growth of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more and the trends in problem and watch loans.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  Quantitative factors include the Company’s historical loss experience, which is then adjusted for levels and trends in past due, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in TDR loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates. The Company’s methodology for determining the allowance for loan losses was refined in the third quarter of 2010 to revise and update historical loss percentages applied to loan categories under ASC 450-20.  The refined methodology did not result in a materially different determination of the allowance for loan losses.

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

In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In most cases, the modification is either a reduction in interest rate, conversion to interest only payments or extension of the maturity date.  Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that otherwise would not be considered.  Trouble debt restructurings (“TDR loans”) accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.  The Bank’s TDR loans occur on a case-by-case basis in connection with ongoing loan collection processes.

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

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may recognize a charge off related to an impaired loan when loan balances exceed net present value of cash flows or collateral.  Impaired loans decreased by $3.23 million from December 31, 2012 to December 31, 2013.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is due to a decrease in TDR loans of $1.06 million as well as a decrease in accruing loans past due 90 days or more of $1.68 million from December 31, 2012 to December 31, 2013.

Watch loan balances were $84.51 million at December 31, 2013 and $98.92 million at December 31, 2012.  These asset quality changes increased the provision by $0.11 million based upon the relative mix of watch loans by category.  The $14.41 million decrease in watch loans is related to management’s evaluation of its loan portfolio.  The total decrease of $14.41 million is comprised of approximately $10.14 million in commercial real estate mortgages, $9.78 million for multi-family real estate, $0.30 million in agricultural operating loans, $0.07 million in real estate farmland, $0.02 million for loans to individuals and state and political subdivisions and $0.40 million in 1 to 4 family junior mortgages.  The decrease is offset by an increase in the watch classification of $3.00 million in construction land development and commercial real estate, $0.42 million in construction 1 to 4 family residential, $2.05 million in commercial loans, and $0.83 million in 1 to 4 family residential mortgages.

Substandard loan balances were $48.71 million at December 31, 2013 and $50.70 million at December 31, 2012.  These asset quality changes increased the provision by $0.14 million at December 31, 2013 due to the mix of the substandard loans and reduced balances.    The decrease of $1.99 million in substandard loans at December 31, 2013 includes $1.56 million in multi-family residential mortgages, $1.01 million in real estate farmland, $0.16 million of 1 to 4 family residential mortgages, $0.45 million of 1 to 4 family junior mortgages, $1.79 million in construction land development and commercial real estate, $0.24 million in construction 1 to 4 family residential real estate loans, $0.02 million in individual loans and $0.05 million in commercial and financial loans.  The decrease is offset by an increase in the substandard classification of $3.29 million of agricultural operating loans.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2013	2012	2011	2010	2009
	(Amounts In Thousands)

Nonaccrual loans	$7,192	$7,685	$7,378	$8,246	$5,360
Accruing loans past due 90 days or more (1)	959	2,643	3,212	5,345	7,009
Troubled debt restructurings ("TDR loans") (2)	18,375	19,430	17,889	17,957	15,135
Total impaired loans	$26,526	$29,758	$28,479	$31,548	$27,504
Other real estate	541	746	1,327	2,233	3,227
Non-performing assets (includes impaired loans and other real estate)	$27,067	$30,504	$29,806	$33,781	$30,731
Loans held for investment	1,826,156	1,721,565	1,691,503	1,590,156	1,532,721
Ratio of allowance for loan losses to loans held for investment	1.40%	1.46%	1.78%	1.84%	1.90%
Ratio of allowance for loan losses to impaired loans	96.32	84.55	105.87	92.65	106.02
Ratio of impaired loans to total loans held for investment	1.45	1.73	1.68	1.98	1.79
Ratio of non-performing assets to total assets	1.25	1.45	1.48	1.75	1.68

(1)	As of December 31, 2012 there were $0.26 million of TDR loans included within accruing loans past due 90 days or more. There were no TDR loans within accruing loans past due 90 days or more as of December 31, 2013, 2011, 2010 and 2009. The accruing loans past due 90 days or more are still believed to be adequately collateralized. Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

(2)	Total TDR loans were $21.09, $22.12, $21.40, $22.36, and $15.14 million as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Included in the total nonaccrual loans were $2.72, $2.69, $3.25 and $4.40 million of TDR loans as of December 31, 2013, 2012, 2011 and 2010, respectively.

The ratio of allowance for loan losses to impaired loans increased to 96.32% as of December 31, 2013 compared to 84.55% as of December 31, 2012.  The increase in 2013 is the result of an increase in loan volume as well as a change in the composition and allocation of balances within the credit quality ratings.  The ratio of impaired loans to total gross loans was 1.45% and 1.73% at December 31, 2013 and 2012, respectively.  The decrease in the 2013 ratio is due to the decrease in TDR loans and accruing loans past due 90 days or more. See discussion of TDR loans and accruing loans past due 90 days or more in Item 1.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2013, the unemployment levels in Johnson County and Linn County were 3.0% and 4.5%, respectively, compared to 3.6% and 5.3% in December of 2012.  These levels compare favorably to the State of Iowa at 4.2% and the national unemployment level at 6.7% in December 2013 compared to 4.9% and 7.8%, respectively in December 2012.

The residential rental vacancy rates in 2013 in Johnson County, the largest trade area for the Company, were estimated at 0.62% in Iowa City, Coralville and North Liberty and 5.0% in the Cedar Rapids area.  The estimated vacancy rates for Iowa City, Coralville and North Liberty was 3.2% and 2.1% in the Cedar Rapids area one year ago.  The State of Iowa vacancy rate is 6.1% and the national rate is 8.2% with the Midwest rate at 8.6%.  These vacancy rates one year ago were 5.5%, 8.7% and 9.3%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Favorable vacancy rates may not continue in 2014, vacancy rates may rise and affect the overall quality of the loan portfolio.

See Note 3 to the Consolidated Financial Statements for additional disclosures on loans.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2013, 2012 and 2011, recoveries were $2.61 million, $2.89 million and $2.39 million, respectively; charge-offs were $3.35 million, $5.03 million and $7.13 million in 2013, 2012 and 2011, respectively.

Overall credit quality may deteriorate in 2014.  Such deterioration could cause increases in impaired loans, allowance for loan losses provision expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.  The following table summarizes the Bank's loan loss experience for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2013
Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	-	(1,692)	(245)	-	(887)	(356)	(166)	(3,346)
Recoveries	35	1,002	323	-	618	464	163	2,605
Provision	1,164	850	(335)	811	(755)	(425)	(179)	1,131

Ending balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2012
Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	(12)	(1,395)	(1,648)	0	(1,448)	(318)	(205)	(5,026)
Recoveries	71	1,583	52	0	521	403	255	2,885
Provision	240	(2,044)	(223)	335	(36)	(1,131)	10	(2,849)

Ending balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2011
Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	(81)	(2,678)	(549)	(1)	(2,892)	(708)	(220)	(7,129)
Recoveries	45	896	17	4	934	298	194	2,388
Provision	(780)	1,469	1,132	(74)	3,057	903	(46)	5,661

Ending balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2010
Allowance for loan losses:
Beginning balance	$2,967	$7,090	$4,811	$1,417	$7,484	$4,742	$649	$29,160
Charge-offs	(18)	(3,647)	(1,202)	(52)	(4,343)	(1,507)	(423)	(11,192)
Recoveries	248	946	81	44	583	152	283	2,337
Provision	(1,027)	2,353	704	73	4,228	2,270	324	8,925

Ending balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2009
Allowance for loan losses:
Beginning balance	$2,258	$5,357	$4,612	$1,210	$7,381	$6,211	$631	$27,660
Charge-offs	(82)	(5,161)	(436)	(22)	(3,064)	(2,172)	(515)	(11,452)
Recoveries	20	415	49	1	236	7	277	1,005
Provision	771	6,479	586	228	2,931	696	256	11,947

Ending balance	$2,967	$7,090	$4,811	$1,417	$7,484	$4,742	$649	$29,160

The ratio of net charge-offs to average net loans outstanding during the years ended December 31, 2013, 2012, 2011, 2010 and 2009 was 0.04%, 0.13%, 0.29%, 0.58%, and 0.71% respectively.

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

The following table presents the allowance for loan losses by type of loans and the percentage in each category to total loans as of December 31, 2013, 2012, 2011, 2010, and 2009:

	2013			2012
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,852	11.17%	4.50%	$1,653	6.57%	4.43%
Commercial and financial	4,733	18.52	9.10	4,573	18.18	8.60
Real estate:
Construction, 1 to 4 family residential	1,011	3.96	1.66	848	3.37	1.50
Construction, land development and commercial	1,907	7.46	3.79	2,327	9.25	4.59
Mortgage, farmland	2,557	10.01	7.81	1,746	6.94	6.61
Mortgage, 1 to 4 family first liens	6,101	23.87	33.16	6,540	25.99	33.90
Mortgage, 1 to 4 family junior liens	963	3.77	5.79	1,548	6.15	6.06
Mortgage, multi-family	2,064	8.08	13.37	1,840	7.31	12.48
Mortgage, commercial	2,723	10.66	17.26	3,264	12.97	18.15
Loans to individuals	369	1.44	1.09	382	1.52	1.18
Obligations of state and political subdivisions	270	1.06	2.47	439	1.75	2.50
	$25,550	100.00%	100.00%	$25,160	100.00%	100.00%

	2011			2010
Agricultural	$1,354	4.49%	4.05%	$2,170	7.42%	4.09%
Commercial and financial	6,429	21.32	8.46	6,742	23.07	8.90
Real estate:
Construction, 1 to 4 family residential	564	1.87	1.32	752	2.57	1.59
Construction, land development and commercial	4,430	14.69	4.99	3,642	12.46	5.44
Mortgage, farmland	1,411	4.68	5.90	1,482	5.07	5.69
Mortgage, 1 to 4 family first liens	7,037	23.34	34.16	5,782	19.78	32.66
Mortgage, 1 to 4 family junior liens	2,014	6.68	6.20	2,170	7.42	6.85
Mortgage, multi-family	1,888	6.26	13.17	1,486	5.09	12.74
Mortgage, commercial	4,262	14.14	18.69	4,171	14.27	18.99
Loans to individuals	371	1.24	1.22	525	1.80	1.48
Obligations of state and political subdivisions	390	1.29	1.84	308	1.05	1.57
	$30,150	100.00%	100.00%	$29,230	100.00%	100.00%

	2009
Agricultural	$2,967	10.17%	4.21%
Commercial and financial	7,090	24.31	10.04
Real estate:
Construction, 1 to 4 family residential	836	2.87	1.68
Construction, land development and commercial	3,975	13.63	6.26
Mortgage, farmland	1,417	4.86	5.69
Mortgage, 1 to 4 family first liens	6,091	20.89	30.68
Mortgage, 1 to 4 family junior liens	1,393	4.78	7.49
Mortgage, multi-family	1,723	5.91	12.40
Mortgage, commercial	3,019	10.36	19.25
Loans to individuals	639	2.19	1.66
Obligations of state and political subdivisions	10	0.03	0.64
	$29,160	100.00%	100.00%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio.  However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of impaired loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses.   The Company will continue to monitor the adequacy of the allowance on a quarterly basis and will consider the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition.

Noninterest Income

The following table sets forth the various categories of noninterest income for the year ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,			$ Change		% Change
	2013	2012	2011	2013/2012	2012/2011	2013/2012	2012/2011
	(Amounts in thousands)

Net gain on sale of loans	$1,925	$3,549	$1,986	$(1,624)	$1,563	(45.76)%	78.70%
Trust fees	5,294	4,616	4,349	678	267	14.69	6.14
Service charges and fees	7,805	7,815	7,579	(10)	236	(0.13)	3.11
Rental revenue on tax credit real estate	1,511	1,587	1,470	(76)	117	(4.79)	7.96
Net gain on sale of other real estate owned and other reposessed assets	183	782	653	(599)	129	(76.60)	19.75
Other noninterest income	2,487	2,420	2,467	67	(47)	2.77	(1.91)
	$19,205	$20,769	$18,504	$(1,564)	$2,265	(7.53)%	12.24%

The noninterest income of the Company was $19.21 million in 2013 compared to $20.77 million in 2012.  The decrease of $1.56 million in 2013 was the result of a combination of factors discussed below.  In 2012, the total noninterest income increased $2.27 million from 2011.

The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The gain was $1.93 million in 2013, $3.55 million in 2012 and $1.99 million in 2011.  The dollar volume of loans sold in 2013 was approximately 62.35% of the volume in 2012 and 109.25% of the activity experienced in 2011.  The volume of activity in these types of loans is directly related to the level of interest rates and the number of new home sales and refinancings. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.68 million to $5.29 million in 2013.  Trust fees increased $0.27 million in 2012.  As of December 31, 2013, the Bank’s Trust Department had $1.200 billion in assets under management compared to $1.121 billion and $1.025 billion at December 31, 2012 and 2011, respectively.  Trust fees are based on total assets under management.  The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 56.0% of assets under management.  In 2013, the Dow Jones Industrial Average increased 26.50%.  The market value of the Dow Jones Industrial Average increased over 7.26% in 2012 and increased over 5.53% in 2011.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.60 million to $0.18 million for the year ended December 31, 2013.  The total net gain on sale of other real estate owned consisted of a $0.07 million fair market value loss adjustment on 5 properties within other real estate owned and a $0.25 million net gain on sale of 14 properties for a net gain of $0.18 million.  During the same period in 2012, the gain consisted of a $0.16 million fair market value loss adjustment on 8 such properties, a $0.94 million net gain on sale of 27 such properties for a net gain of $0.78 million.  The net gain on sale of other real estate owned decreased in 2013 due to the value of such sales, fair value adjustments and the volume of property sales.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,			$ Change		% Change
	2013	2012	2011	2013/2012	2012/2011	2013/2012	2012/2011
	(Amounts in thousands)

Salaries and employee benefits	$24,845	$23,793	$22,749	$1,052	$1,044	4.42%	4.59%
Occupancy	3,699	3,332	3,190	367	142	11.01	4.45
Furniture and equipment	4,711	4,573	3,618	138	955	3.02	26.40
Office supplies and postage	1,706	1,481	1,302	225	179	15.19	13.75
Advertising and business development	2,638	2,721	2,173	(83)	548	(3.05)	25.22
Outside services	6,782	6,712	6,656	70	56	1.04	0.84
Rental expenses on tax credit real estate	1,985	2,548	1,719	(563)	829	(22.10)	48.23
FDIC insurance assessment	1,016	1,036	1,283	(20)	(247)	(1.93)	(19.25)
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	-	5,925	-	(5,925)	5,925	(100.00)	-
Other noninterest expense	1,896	1,810	1,536	86	274	4.75	17.84
	$49,278	$53,931	$44,226	$(4,653)	$9,705	(8.63)%	21.94%

Total noninterest expenses were $49.28 and $53.93 million for the years ended December 31, 2013 and 2012, respectively.  The decrease is $4.65 million or 8.63% in 2013 and an increase of $9.71 million or 21.94% in 2012.

Occupancy expense increased $0.37 million from 2012 to 2013.  A significant factor of the increase are the costs associated with building remodeling projects in 2013.  Office supplies and postage expense increased $0.23 million from 2012 to 2013.  Factors of this increase include costs associated with debit card printing as well as additional postage expense paid in 2013.  Rental expenses on tax credit real estate decreased $0.56 million in 2013.  The decrease is the result of a decrease in operating expenses of the tax credit real estate in which the Company invests.

Total noninterest expenses were $44.23 million for the year ended December 31, 2011.  The increase in expenses in 2012 was $9.71 million.  This included an increase of $1.04 million in salaries and benefits, which was the direct result of salary adjustments and restricted stock awards increases due to the increase in the appraised value of the Company stock.  Furniture and equipment expense increased $0.96 million in 2012 when compared to 2011 as a result of the costs related to the addition of three new branches.  In addition, there was an increase in outside services of $0.06 million.  Outside services include professional fees, courier services and ATM fees.  Advertising and business development expense increased $0.55 million from 2011 to 2012 partially due to the addition of a debit card usage program in 2012.  FDIC insurance expense decreased $0.25 million in 2012 due to the change in the premium calculation base.  In an effort to utilize the Bank’s liquidity, improve net interest margin and decrease interest rate risk in the future the Bank prepaid $60.00 million of Federal Home Loan Bank borrowings during the year ended December 31, 2012.  The Bank incurred a prepayment penalty of $5.93 million recorded as loss on extinguishment of debt during the year ended December 31, 2012.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

Income Taxes

Income tax expense was $10.91, $10.54 and $10.83 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Income taxes as a percentage of income before income taxes were 29.62% in 2013, 28.21% in 2012 and 28.80% in 2011.  The amount of tax credits were $1.99, $1.99 and $1.99 million for 2013, 2012 and 2011, respectively.

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

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $3.02 million as of December 31, 2013.  In 2013, the Company received dividends of $5.21 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $5.19 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $1.39 and $2.44 million for the years ended December 31, 2013 and 2012, respectively.

The Company filed with the Securities and Exchange Commission on Form S-3 a registration statement for the sale of up to $30 million of the Company’s common stock.  The Company sold during 2011 an additional 412,660 shares of the Company’s common stock for $63.00 per share, bolstering capital by $25.83 million after expenses.

As of December 31, 2013 and 2012, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $273.36 million and $255.91 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 12.61% at December 31, 2013 and 12.19% at December 31, 2012.  As of December 31, 2013, total equity, after deducting the maximum cash value related to the ESOP, was 11.25% of assets compared to 10.73% of assets at the prior year end.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991, and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve.  These regulations establish minimum capital requirements that member banks must maintain.

The Bank is classified as "well capitalized" by FDIC capital guidelines.  For more information regarding regulatory capital requirements, see the section under Part I, Item 1 to this 10-K captioned “Supervision and Regulation.”

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

On a consolidated basis, 2013 cash flows from operations provided $59.80 million and net increases in deposits provided $47.33 million.  These cash flows were invested in Net Loans of $106.47 million and $58.50 million in purchases of investment securities.  In addition, $2.00 million was used to purchase property and equipment and leasehold improvements.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2013, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $360.95 million (see Note 15 to the Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2013, the Bank can obtain an additional $422.41 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $193.37 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  Other liquidity sources include a $10.00 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2013, 2012 and 2011:

	2013	2012	2011
	(Amounts In Thousands)

Outstanding balance as of December 31	$42,016	$38,783	$52,785
Weighted average interest rate at year end	0.29%	0.34%	0.40%
Maximum month-end balance	42,500	50,286	77,820
Average month-end balance	36,579	46,192	51,391
Weighted average interest rate for the year	0.31%	0.39%	0.70%

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2013, 2012 and 2011:

	2013	2012	2011
	(Amounts In Thousands)

Outstanding balance as of December 31	$125,000	$125,000	$185,000
Weighted average interest rate at year end	4.41%	4.41%	4.26%
Maximum month-end balance	125,000	185,000	195,000
Average month-end balance	125,000	173,900	187,043
Weighted average interest rate for the year	4.41%	4.29%	4.22%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

The Bank has off-balance sheet commitments to fund additional borrowings of customers as well as derivative financial instruments, consisting of interest rate swaps as disclosed in Note 17 to the Consolidated Financial Statements.  Contractual commitments to fund loans are met from the proceeds of federal funds sold or investment securities and additional borrowings.  Many of the contractual commitments to extend credit will not be funded because they represent the credit limits on credit cards and home equity lines of credits.

As disclosed in Note 15 to the Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2013:

	Payments Due By Period
	(Amounts In Thousands)

		Less Than	One -	Three -	More Than
	Total	One Year	Three Years	Five Years	Five Years
Contractual obligations:
Long-term debt obligations	$125,000	$-	$105,000	$20,000	$-
Operating lease obligations	1,983	437	874	596	76
Total contractual obligations:	$126,983	$437	$105,874	$20,596	$76

Other commitments:
Lines of credit	$360,945	$248,406	$90,781	$13,547	$8,211
Standby letters of credit	11,019	11,019	-	-	-
Total other commitments	$371,964	$259,425	$90,781	$13,547	$8,211

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

The Bank uses derivative financial instruments, when needed, to manage the impact of changes in interest rates on future interest income or interest expense.  The Bank is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believe the risk of the these losses has been minimized by entering into the contracts with large, stable financial institutions.  The estimated fair market value of these derivative instruments are presented in Note 17 to the Consolidated Financial Statements.

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$14,300	$-	$-	$-	$-	$-	$14,300
Federal funds sold	-	-	-	-	-	-	-
Investment securities	-	3,700	14,091	14,631	17,764	195,903	246,089
Loans	9,430	156,634	32,701	67,351	102,827	1,462,781	1,831,724
Total	23,730	160,334	46,792	81,982	120,591	1,658,684	2,092,113
Sources of funds:
Interest-bearing checking and savings accounts	106,997	-	-	-	-	814,922	921,919
Certificates of deposit	-	19,667	28,828	71,609	110,170	300,896	531,170
FHLB borrowings	-	-	-	-	-	125,000	125,000
Federal funds and repurchase agreements	42,016	-	-	-	-	-	42,016
	149,013	19,667	28,828	71,609	110,170	1,240,818	1,620,105

Other sources, primarily noninterest-bearing	-	-	-	-	-	256,788	256,788
Total sources	149,013	19,667	28,828	71,609	110,170	1,497,606	1,876,893
Interest
Rate Gap	$(125,283)	$140,667	$17,964	$10,373	$10,421	$161,078	$215,220

Cumulative Interest

Rate Gap at December 31, 2013	$(125,283)	$15,384	$33,348	$43,721	$54,142	$215,220

Gap Ratio	0.16	8.15	1.62	1.14	1.09	1.11

Cumulative Gap Ratio	0.16	1.09	1.17	1.16	1.14	1.11

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$107,107	$70,098	$104,978	$214,623	$199,033	$194,600	$890,439	$896,715
Average interest rate	4.66%	5.06%	4.72%	4.34%	4.14%	4.12%	4.39%

Loans, variable:
Balance	$232,157	$61,735	$111,758	$156,498	$182,451	$191,118	$935,717	$938,437
Average interest rate	4.32%	5.83%	4.53%	4.32%	4.05%	4.26%	4.38%

Investments (1):
Balance	$58,038	$31,770	$31,584	$31,086	$23,422	$70,189	$246,089	$246,089
Average interest rate	2.10%	2.07%	2.32%	2.90%	3.10%	2.93%	2.56%

Liabilities:
Liquid deposits (2):
Balance	$921,919	$-	$-	$-	$-	$-	$921,919	$921,905
Average interest rate	0.20%	0.00%	0.00%	0.00%	0.00%	0.00%	0.20%

Deposits, certificates:
Balance	$230,274	$156,489	$82,552	$42,711	$19,144	$-	$531,170	$536,530
Average interest rate	1.19%	1.90%	2.08%	1.58%	1.26%	0.00%	1.57%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 57 through 129.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheets of Hills Bancorporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hills Bancorporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD LLP

Springfield, Missouri
March 11, 2014

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited Hills Bancorporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Hills Bancorporation’s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Hills Bancorporation and our report dated March 11, 2014, expressed an unqualified opinion thereon.

/s/ BKD LLP

Springfield, Missouri
March 11, 2014

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hills Bancorporation:

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Hills Bancorporation and subsidiary (the Company) for the year ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hills Bancorporation and subsidiary for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Des Moines, Iowa
March 9, 2012

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Amounts In Thousands, Except Shares)

ASSETS	2013	2012
Cash and cash equivalents	$43,702	$63,582
Investment securities available for sale at fair value (amortized cost 2013 $236,702; 2012 $219,777) (Notes 1, 2 and 13)	238,510	226,182
Stock of Federal Home Loan Bank	7,579	8,062
Loans held for sale	4,927	28,256
Loans, net of allowance for loan losses (2013 $25,550; 2012 $25,160) (Notes 1, 3, and 12)	1,801,247	1,697,002
Property and equipment, net (Note 4)	29,836	30,624
Tax credit real estate	18,180	18,745
Accrued interest receivable	7,676	7,851
Deferred income taxes, net (Note 10)	8,605	7,144
Other real estate	541	746
Goodwill	2,500	2,500
Prepaid FDIC insurance	-	2,957
Other assets	4,492	6,069
Total Assets	$2,167,795	$2,099,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$256,788	$273,973
Interest-bearing deposits (Note 5)	1,453,089	1,388,571
Total deposits	1,709,877	1,662,544
Short-term borrowings (Note 6)	42,016	38,783
Federal Home Loan Bank borrowings (Note 7)	125,000	125,000
Accrued interest payable	1,102	1,361
Other liabilities	16,437	16,121
Total Liabilities	1,894,432	1,843,809
Commitments and Contingencies (Notes 9 and 15)

Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 9)	29,574	30,715

Stockholders' Equity (Note 11)
Common stock, no par value; authorized 10,000,000 shares; issued 2013 5,074,894 shares; 2012 5,064,383 shares	-	-
Paid in capital	42,194	42,241
Retained earnings	250,370	229,625
Accumulated other comprehensive income (Note 8)	1,591	3,955
Unearned ESOP shares	(1,008)	(1,513)
Treasury stock at cost (2013 347,269 shares; 2012 328,065 shares)	(19,784)	(18,397)
Total Stockholders' Equity	273,363	255,911
Less maximum cash obligation related to ESOP shares (Note 9)	29,574	30,715
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	243,789	225,196
Total Liabilities & Stockholders' Equity	$2,167,795	$2,099,720

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2013, 2012 and 2011
(Amounts In Thousands, Except Per Share Amounts)
	2013	2012	2011
Interest income:
Loans, including fees	$80,230	$83,787	$87,032
Investment securities:
Taxable	1,254	1,897	2,797
Nontaxable	3,337	3,397	3,451
Federal funds sold	74	134	70
Total interest income	84,895	89,215	93,350
Interest expense:
Deposits	11,112	13,724	15,989
Short-term borrowings	146	220	377
FHLB borrowings	5,590	7,583	7,995
Total interest expense	16,848	21,527	24,361
Net interest income	68,047	67,688	68,989
Provision for loan losses (Note 3)	1,131	(2,849)	5,661
Net interest income after provision for loan losses	66,916	70,537	63,328
Noninterest income:
Net gain on sale of loans	1,925	3,549	1,986
Trust fees	5,294	4,616	4,349
Service charges and fees	7,805	7,815	7,579
Rental revenue on tax credit real estate	1,511	1,587	1,470
Net gain on sale of other real estate owned and other repossessed assets	183	782	653
Other noninterest income	2,487	2,420	2,467
	19,205	20,769	18,504
Noninterest expenses:
Salaries and employee benefits	24,845	23,793	22,749
Occupancy	3,699	3,332	3,190
Furniture and equipment	4,711	4,573	3,618
Office supplies and postage	1,706	1,481	1,302
Advertising and business development	2,638	2,721	2,173
Outside services	6,782	6,712	6,656
Rental expenses on tax credit real estate	1,985	2,548	1,719
FDIC insurance assessment	1,016	1,036	1,283
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	-	5,925	-
Other noninterest expenses	1,896	1,810	1,536
	49,278	53,931	44,226
Income before income taxes	36,843	37,375	37,606
Income taxes (Note 10)	10,912	10,542	10,829
Net income	$25,931	$26,833	$26,777

Earnings per share:
Basic	$5.51	$5.69	$6.02
Diluted	5.50	5.68	6.01

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012 and 2011
(Amounts In Thousands)
	2013	2012	2011

Net income	$25,931	$26,833	$26,777

Other comprehensive (loss) income
Securities:
Net change in unrealized gain on securities available for sale	$(4,580)	$(1,656)	$3,581
Reclassification adjustment for net (gains) losses realized in net income	(17)	6	(29)
Income taxes	1,758	631	(1,359)
Other comprehensive (loss) income on securities available for sale	$(2,839)	$(1,019)	$2,193
Derivatives used in cash flow hedging relationships:
Unrealized gain on derivatives	$769	$-	$-
Income taxes	(294)	-	-
Other comprehensive income on cash flow hedges	$475	$-	$-

Other comprehensive (loss) income, net of tax	$(2,364)	$(1,019)	$2,193

Comprehensive income	$23,567	$25,814	$28,970

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2013, 2012 and 2011
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2010	$14,875	$185,412	$2,781	$-	$(11,854)	$(24,945)	$166,269
Issuance of 388,376 shares of common stock	23,976	-	-	-	-	-	23,976
Forfeiture of 1,022 shares of common stock	(54)	-	-	-	-	-	(54)
Share-based compensation	16	-	-	-	-	-	16
Income tax benefit related to share-based compensation	132	-	-	-	-	-	132
Change related to ESOP shares	-	-	-	-	-	(2,881)	(2,881)
Purchase of 40,028 shares under the
Employee Stock Ownership Plan	2,522	-	-	(2,522)	-	-	-
Release of 7,314 shares of common stock under the employee stock ownership plan	-	-	-	505	-	-	505
Net income	-	26,777	-	-	-	-	26,777
Cash dividends ($1.00 per share)	-	(4,399)	-	-	-	-	(4,399)

Purchase of 65,901 shares of common stock	-	-	-	-	(4,105)	-	(4,105)
Other comprehensive income	-	-	2,193	-	-	-	2,193
Balance, December 31, 2011	$41,467	$207,790	$4,974	$(2,017)	$(15,959)	$(27,826)	$208,429
Issuance of 12,825 shares of common stock	647	-	-	-	-	-	647
Issuance of 375 shares of common stock under the employee stock purchase plan	25	-	-	-	-	-	25
Forfeiture of 718 shares of common stock	(41)	-	-	-	-	-	(41)
Share-based compensation	20	-	-	-	-	-	20
Income tax benefit related to share-based compensation	92	-	-	-	-	-	92
Change related to ESOP shares	-	-	-	-	-	(2,889)	(2,889)
Release of 8,724 shares of common stock under the employee stock ownership plan	31	-	-	504	-	-	535
Net income	-	26,833	-	-	-	-	26,833
Cash dividends ($1.05 per share)	-	(4,998)	-	-	-	-	(4,998)
Purchase of 35,892 shares of common stock	-	-	-	-	(2,438)	-	(2,438)
Other comprehensive loss	-	-	(1,019)	-	-	-	(1,019)
Balance, December 31, 2012	$42,241	$229,625	$3,955	$(1,513)	$(18,397)	$(30,715)	$225,196
Issuance of 8,964 shares of common stock	443	-	-	-	-	-	443
Issuance of 2,072 shares of common stock under the employee stock purchase plan	146	-	-	-	-	-	146
Unearned restricted stock compensation	(800)	-	-	-	-	-	(800)
Forfeiture of 525 shares of common stock	(35)	-	-	-	-	-	(35)
Share-based compensation	28	-	-	-	-	-	28
Income tax benefit related to share-based compensation	92	-	-	-	-	-	92
Change related to ESOP shares	-	-	-	-	-	1,141	1,141
Release of 8,360 shares of common stock under the employee stock ownership plan	79	-	-	505	-	-	584
Net income	-	25,931	-	-	-	-	25,931
Cash dividends ($1.10 per share)	-	(5,186)	-	-	-	-	(5,186)
Purchase of 19,204 shares of common stock	-	-	-	-	(1,387)	-	(1,387)
Other comprehensive loss	-	-	(2,364)	-	-	-	(2,364)
Balance, December 31, 2013	$42,194	$250,370	$1,591	$(1,008)	$(19,784)	$(29,574)	$243,789

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011
(Amounts In Thousands)
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$25,931	$26,833	$26,777
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,790	2,788	2,425
Provision for loan losses	1,131	(2,849)	5,661
Net (gain) loss on sale of investment securities	(17)	6	(29)
Share-based compensation	28	20	16
Compensation expensed through issuance of common stock	997	1,032	921
Excess tax benefits related to share-based compensation	(92)	(92)	(132)
Forfeiture of common stock	(35)	(41)	(54)
Provision for deferred income taxes	3	2,018	(20)
Net gain on sale of other real estate owned and other repossessed assets	(183)	(782)	(653)
Decrease (increase) in accrued interest receivable	175	838	(3)
Amortization of discount on investment securities, net	1,089	1,027	966
Decrease in prepaid FDIC insurance	2,957	922	1,159
Decrease (increase) in other assets	2,438	(975)	(1,082)
(Decrease) increase in accrued interest and other liabilities	(743)	(1,298)	1,380
Loans originated for sale	(204,875)	(328,577)	(187,536)
Proceeds on sales of loans	230,129	328,485	175,297
Net gain on sales of loans	(1,925)	(3,549)	(1,986)
Net cash and cash equivalents provided by operating activities	59,798	25,806	23,107

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	40,423	48,615	45,616
Proceeds from sales of investment securities available for sale	566	721	529
Purchases of investment securities available for sale	(58,503)	(64,167)	(49,022)
Loans made to customers, net of collections	(106,466)	(34,052)	(110,867)
Proceeds on sale of other real estate owned and other repossessed assets	1,478	3,178	3,758
Purchases of property and equipment	(2,002)	(3,091)	(5,940)
Income from tax credit real estate, net	565	1,385	830
Net cash and cash equivalents used in investing activities	(123,939)	(47,411)	(115,096)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2013, 2012 and 2011
(Amounts In Thousands)
	2013	2012	2011
Cash Flows from Financing Activities
Net increase in deposits	47,333	137,067	44,736
Net increase (decrease) in short-term borrowings	3,233	(14,002)	5,857
Payments on FHLB borrowings	-	(60,000)	(10,000)
Borrowings from FRB	1	1	100
Payments on FRB borrowings	(1)	(1)	(100)
Issuance of common stock, net of costs	-	-	25,825
Stock options exercised	175	175	256
Excess tax benefits related to share-based compensation	93	92	132
Purchase of treasury stock	(1,387)	(2,438)	(4,105)
Dividends paid	(5,186)	(4,998)	(4,399)
Net cash and cash equivalents provided by financing activities	44,261	55,896	58,302

(Decrease) Increase in cash and cash equivalents	$(19,880)	$34,291	$(33,687)

Cash and cash equivalents:
Beginning of year	63,582	29,291	62,978
End of year	$43,702	$63,582	$29,291

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$11,371	$13,988	$16,360
Interest paid on other obligations	5,736	7,803	8,372
Income taxes paid	9,616	9,773	11,225

Noncash financing activities:
(Decrease) increase in maximum cash obligation related to ESOP shares	$(1,141)	$2,889	$2,881
Transfers to other real estate owned	1,090	1,815	2,199

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Activities and Significant Accounting Policies

Nature of activities:  Hills Bancorporation (the "Company") is a holding company engaged in the business of commercial banking.  The Company's subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Washington, Kalona, Wellman, Cedar Rapids and Marion, Iowa.

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involves certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2013 may change in the near-term future and that the effect could be material to the consolidated financial statements.

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

Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2013 and 2012, cash equivalents consisted primarily of deposits with other banks.

Investment securities:  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2013 or 2012.

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

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2013, none of the Company’s nonaccrual loans were earning on a cash basis.

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

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property all which are affordable housing projects as of December 31, 2013.  The Bank has a 99% limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The properties are recorded at cost less accumulated depreciation.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2013, the Company had no material unrecognized tax benefits.

Goodwill:  Goodwill represents the excess of cost over the fair value of the net assets acquired, and is not subject to amortization, but requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life.

Prepaid FDIC insurance:  Prepaid FDIC insurance as of December 31, 2012 represents the remaining 13-quarter FDIC premium prepayment paid by the Bank for the years of 2009 through 2012.  The balance remaining in prepaid FDIC insurance after payment of the FDIC assessments for 2012 was refunded to the Company in June 2013.  The expense for the FDIC insurance is recorded on a quarterly basis as premiums are assessed.

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

Derivative financial instruments:  The Bank uses interest rate swaps as part of its interest rate risk management.  FASB Accounting Standards Codification (ASC) Topic 815 establishes accounting and reporting standards for derivative instruments and hedging activities.  The Bank records all interest rate swaps on the balance sheet at fair value.  Derivatives used to hedge the exposure to variability in expected future cash flows are considered cash flow hedges.  To qualify for hedge accounting, the Bank must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of the hedging relationship.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is initially reported in other comprehensive income and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in fair value of the derivative, if any, is recognized immediately in other noninterest income.  The Bank assesses the effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instruments with the cumulative changes in cash flows of the designated hedged item or transaction.  No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

The Bank does not use derivatives for trading or speculative purposes.

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

	Year Ended December 31,
	2013	2012	2011
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	4,712,328	4,727,104	4,398,337
Weighted average number of net shares (redeemed) issued	(2,110)	(11,116)	52,461
Weighted average shares outstanding (basic)	4,710,218	4,715,988	4,450,798
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,635	5,289	7,724
Weighted average number of shares (diluted)	4,713,853	4,721,277	4,458,522

Net income	$25,931	$26,833	$26,777

Earnings per share:
Basic	$5.51	$5.69	$6.02
Diluted	$5.50	$5.68	$6.01

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

Effect of New Financial Accounting Standards:

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

In January 2014, the FASB issued ASU No. 2014-01 to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures.  The objective of this standard is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in the standard permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The standard will be effective for the Company beginning January 1, 2015; however, early adoption is permitted.  The Company does have significant investments in such qualified affordable housing projects and is currently reviewing the provisions of this standard to determine what, if any, impacts it may have on the Company’s financial position or results of operations.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities

The carrying values of investment securities at December 31, 2013 and December 31, 2012 are summarized in the following table (Amounts in Thousands):

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Securities available for sale
Other securities (FHLB, FHLMC and FNMA)	$87,144	36.54%	$91,850	40.61%
State and political subdivisions	151,366	63.46%	134,332	59.39%

Total securities available for sale	$238,510	100.00%	$226,182	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2013 or 2012.  The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

December 31, 2013:
Other securities (FHLB, FHLMC and FNMA)	$86,998	$316	$(170)	$87,144
State and political subdivisions	149,704	3,182	(1,520)	151,366
Total	$236,702	$3,498	$(1,690)	$238,510

December 31, 2012:
Other securities (FHLB, FHLMC and FNMA)	$90,929	$946	$(25)	$91,850
State and political subdivisions	128,848	5,593	(109)	134,332
Total	$219,777	$6,539	$(134)	$226,182

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2013, were as follows (Amounts in Thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$50,188	$50,459
Due after one year through five years	115,722	117,861
Due after five years through ten years	70,692	70,093
Due over ten years	100	97
Total	$236,702	$238,510

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities (Continued)

As of December 31, 2013, investment securities with a carrying value of $42.02 million were pledged to collateralize short-term borrowings.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (Amounts in Thousands):

	2013	2012	2011
Sales proceeds	$566	$721	$529
Gross realized gains	17	11	29
Gross realized losses	-	(17)	-

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2013			Unrealized				Unrealized				Unrealized
Description	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
of Securities

Other securities
(FHLB, FHLMC and FNMA)	10	$21,810	$(149)	0.68%	1	$2,557	$(21)	0.82%	11	$24,367	$(170)	0.70%

State and political subdivisions	164	36,212	(1,259)	3.48%	25	5,565	(261)	4.69%	189	41,777	(1,520)	3.64%

Total temporarily impaired securities	174	$58,022	$(1,408)	2.43%	26	$8,122	$(282)	3.47%	200	$66,144	$(1,690)	2.56%

	Less than 12 months				12 months or more				Total
2012			Unrealized				Unrealized				Unrealized
Description	#	Fair Value	Loss	%	#	Fair Value	Loss	%	#	Fair Value	Loss	%
of Securities

Other securities
(FHLB, FHLMC and FNMA)	5	$12,865	$(25)	0.19%	-	$-	$-	-	5	$12,865	$(25)	0.19%

State and political subdivisions	37	7,854	(92)	1.17%	2	483	(17)	3.52%	39	8,337	(109)	1.31%

Total temporarily impaired securities	42	$20,719	$(117)	0.56%	2	$483	$(17)	3.52%	44	$21,202	$(134)	0.63%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  The state and political subdivision securities with gross unrealized losses greater than 12 months as of December 31, 2013 included two issues.  The two securities are municipal bonds rated Ba2.  Bonds with a Ba2 rating are less than investment grade.   The aggregate fair value of these Ba2 rated bonds is $0.49 million while their amortized cost is $0.50 million, representing an unrealized loss of $0.01 million.  None of the unrealized losses in the above table was due to the deterioration in the credit quality of any of the issues that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans

Classes of loans are as follows:

	December 31,
	2013	2012
	(Amounts In Thousands)

Agricultural	$82,138	$76,190
Commercial and financial	166,102	148,034
Real estate:
Construction, 1 to 4 family residential	30,309	25,788
Construction, land development and commercial	69,182	79,097
Mortgage, farmland	142,685	113,841
Mortgage, 1 to 4 family first liens	605,687	583,567
Mortgage, 1 to 4 family junior liens	105,785	104,278
Mortgage, multi-family	244,090	214,812
Mortgage, commercial	315,187	312,506
Loans to individuals	19,824	20,350
Obligations of state and political subdivisions	45,167	43,102
	1,826,156	1,721,565
Net unamortized fees and costs	641	597
	1,826,797	1,722,162
Less allowance for loan losses	25,550	25,160
	$1,801,247	$1,697,002

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

Changes in the allowance for loan losses and the allowance for loan loss balance applicable to impaired loans and the related loan balance of impaired loans for the year ended December 31, 2013, 2012 and 2011 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2013
Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	-	(1,692)	(245)	-	(887)	(356)	(166)	(3,346)
Recoveries	35	1,002	323	-	618	464	163	2,605
Provision	1,164	850	(335)	811	(755)	(425)	(179)	1,131

Ending balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550

Ending balance, individually evaluated for impairment	$3	$16	$-	$14	$66	$205	$-	$304

Ending balance, collectively evaluated for impairment	$2,849	$4,717	$2,918	$2,543	$6,998	$4,582	$639	$25,246

Loan balances:

Ending balance	$82,138	$166,102	$99,491	$142,685	$711,472	$559,277	$64,991	$1,826,156

Ending balance, individually evaluated for impairment	$120	$2,407	$1,410	$284	$4,542	$17,763	$-	$26,526

Ending balance, collectively evaluated for impairment	$82,018	$163,695	$98,081	$142,401	$706,930	$541,514	$64,991	$1,799,630

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2012
Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	(12)	(1,395)	(1,648)	0	(1,448)	(318)	(205)	(5,026)
Recoveries	71	1,583	52	0	521	403	255	2,885
Provision	240	(2,044)	(223)	335	(36)	(1,131)	10	(2,849)

Ending balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160

Ending balance, individually evaluated for impairment	$-	$22	$-	$-	$90	$261	$-	$373

Ending balance, collectively evaluated for impairment	$1,653	$4,551	$3,175	$1,746	$7,998	$4,843	$821	$24,787

Loan balances:

Ending balance	$76,190	$148,034	$104,885	$113,841	$687,845	$527,318	$63,452	$1,721,565

Ending balance, individually evaluated for impairment	$-	$2,152	$2,978	$806	$3,565	$20,257	$-	$29,758

Ending balance, collectively evaluated for impairment	$76,190	$145,882	$101,907	$113,035	$684,280	$507,061	$63,452	$1,691,807

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2011
Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	(81)	(2,678)	(549)	(1)	(2,892)	(708)	(220)	(7,129)
Recoveries	45	896	17	4	934	298	194	2,388
Provision	(780)	1,469	1,132	(74)	3,057	903	(46)	5,661

Ending balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150

Ending balance, individually evaluated for impairment	$1	$97	$3	$-	$93	$65	$-	$259

Ending balance, collectively evaluated for impairment	$1,353	$6,332	$4,991	$1,411	$8,958	$6,085	$761	$29,891

Loan balances:

Ending balance	$68,556	$143,174	$106,816	$99,799	$682,233	$539,180	$51,745	$1,691,503

Ending balance, individually evaluated for impairment	$13	$2,617	$662	$556	$4,801	$19,830	$-	$28,479

Ending balance, collectively evaluated for impairment	$68,543	$140,557	$106,154	$99,243	$677,432	$519,350	$51,745	$1,663,024
The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2013:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2013
Grade:
Pass	$71,370	$134,605	$26,519	$56,555
Potential Watch	3,579	12,469	758	3,963
Watch	1,076	12,971	2,242	6,854
Substandard	6,113	6,057	790	1,810
Total	$82,138	$166,102	$30,309	$69,182

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family

2013
Grade:
Pass	$132,988	$532,921	$98,142	$196,616
Potential Watch	5,413	30,454	2,273	28,438
Watch	1,795	22,097	3,187	18,161
Substandard	2,489	20,215	2,183	875
Total	$142,685	$605,687	$105,785	$244,090

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total

2013
Grade:
Pass	$262,252	$19,263	$43,047	$1,574,278
Potential Watch	30,140	117	1,061	118,665
Watch	14,749	316	1,059	84,507
Substandard	8,046	128	-	48,706
Total	$315,187	$19,824	$45,167	$1,826,156

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2012:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2012
Grade:
Pass	$70,821	$123,005	$20,698	$67,011
Potential Watch	1,169	7,996	2,232	4,636
Watch	1,376	10,927	1,826	3,855
Substandard	2,824	6,106	1,032	3,595
Total	$76,190	$148,034	$25,788	$79,097

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family

2012
Grade:
Pass	$106,041	$517,684	$94,219	$173,348
Potential Watch	2,434	24,240	3,839	11,098
Watch	1,863	21,266	3,584	27,936
Substandard	3,503	20,377	2,636	2,430
Total	$113,841	$583,567	$104,278	$214,812

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total

2012
Grade:
Pass	$267,883	$19,763	$42,022	$1,502,495
Potential Watch	11,687	118	-	69,449
Watch	24,890	318	1,080	98,921
Substandard	8,046	151	-	50,700
Total	$312,506	$20,350	$43,102	$1,721,565

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

Past due loans as of December 31, 2013 and 2012 were as follows:

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)
December 31, 2013:
Agricultural	$8	$10	$-	$18	$82,120	$82,138	$-
Commercial and financial	526	177	951	1,654	164,448	166,102	-
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	30,309	30,309	-
Construction, land development and commercial	276	144	731	1,151	68,031	69,182	-
Mortgage, farmland	108	-	-	108	142,577	142,685	-
Mortgage, 1 to 4 family first liens	4,418	1,649	2,223	8,290	597,397	605,687	959
Mortgage, 1 to 4 family junior liens	835	43	29	907	104,878	105,785	-
Mortgage, multi-family	-	150	-	150	243,940	244,090	-
Mortgage, commercial	1,350	-	493	1,843	313,344	315,187	-
Loans to individuals	7	4	-	11	19,813	19,824	-
Obligations of state and political subdivisions	14	-	-	14	45,153	45,167	-
	$7,542	$2,177	$4,427	$14,146	$1,812,010	$1,826,156	$959

			90 Days			Total	Accruing Loans
	30 - 59 Days	60 - 89 Days	or More	Total Past		Loans	Past Due 90
	Past Due	Past Due	Past Due	Due	Current	Receivable	Days or More
	(Amounts In Thousands)
December 31, 2012:
Agricultural	$374	$-	$-	$374	$75,816	$76,190	$-
Commercial and financial	712	100	100	912	147,122	148,034	10
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	25,788	25,788	-
Construction, land development and commercial	909	15	-	924	78,173	79,097	-
Mortgage, farmland	-	-	512	512	113,329	113,841	-
Mortgage, 1 to 4 family first liens	5,433	1,579	2,033	9,045	574,522	583,567	1,592
Mortgage, 1 to 4 family junior liens	640	43	221	904	103,374	104,278	221
Mortgage, multi-family	840	-	845	1,685	213,127	214,812	592
Mortgage, commercial	2,060	-	1,415	3,475	309,031	312,506	228
Loans to individuals	22	-	-	22	20,328	20,350	-
Obligations of state and political subdivisions	-	-	-	-	43,102	43,102	-
	$10,990	$1,737	$5,126	$17,853	$1,703,712	$1,721,565	$2,643

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more decreased $1.68 million from December 31, 2012 to December 31, 2013.  Real estate loans make up all of the nonaccrual loans as of December 31, 2013.  As of December 31, 2013 and 2012, accruing loans past due 90 days or more were 0.05% and 0.15% of total loans, respectively.  The average balance of the past due loans also decreased in 2013 as compared to 2012.  The average 90 days or more past due loan balance per loan was $0.08 million as of December 31, 2013 compared to $0.11 million as of December 31, 2012.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

Certain impaired loan information by loan type at December 31, 2013 and 2012 was as follows:

	December 31, 2013			December 31, 2012
		Accruing loans			Accruing loans
	Nonaccrual	past due 90	TDR	Nonaccrual	past due 90	TDR
	loans (1)	days or more(2)	loans	loans (1)	days or more(2)	loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	$-	$-	$120	$-	$-	$-
Commercial and financial	1,462	-	945	265	10	1,824
Real estate:
Construction, 1 to 4 family residential	-	-	-	714	-	-
Construction, land development and commercial	1,319	-	-	2,169	-	95
Mortgage, farmland	-	-	284	512	-	294
Mortgage, 1 to 4 family first liens	2,209	959	1,272	580	1,592	1,065
Mortgage, 1 to 4 family junior liens	178	-	-	17	221	90
Mortgage, multi-family	456	-	5,608	2,027	592	5,739
Mortgage, commercial	1,568	-	10,146	1,401	228	10,323
Loans to individuals	-	-	-	-	-	-
	$7,192	$959	$18,375	$7,685	$2,643	$19,430

(1)	There were $2.72 million and $2.69 million of TDR loans included within nonaccrual loans as of December 31, 2013 and 2012, respectively.
(2)	There were $0.00 million and $0.26 million of TDR loans within accruing loans past due 90 days or more as of December 31, 2013 and 2012, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

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

Below is a summary of information for TDR loans as of December 31, 2013 and 2012:

	December 31, 2013

	Number of	Recorded	Commitments
	contracts	investment	outstanding
		(Dollar Amounts In Thousands)

Agricultural	1	$120	$4
Commercial and financial	12	2,214	101
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	1	13	-
Mortgage, farmland	1	284	-
Mortgage, 1 to 4 family first liens	12	1,697	-
Mortgage, 1 to 4 family junior liens	-	-	177
Mortgage, multi-family	3	6,000	-
Mortgage, commercial	9	10,766	10
Loans to individuals	-	-	-
	39	$21,094	$292

	December 31, 2012

	Number of	Recorded	Commitments
	contracts	investment	outstanding
		(Dollar Amounts In Thousands)

Agricultural	-	$-	$-
Commercial and financial	11	1,927	15
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	3	401	-
Mortgage, farmland	1	295	-
Mortgage, 1 to 4 family first liens	8	1,277	-
Mortgage, 1 to 4 family junior liens	2	90	8
Mortgage, multi-family	5	7,364	-
Mortgage, commercial	8	10,771	-
Loans to individuals	-	-	-
	38	$22,125	$23

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

The following is a summary of TDR loans that were modified during the year ended December 31, 2013:

	December 31, 2013
		Pre-modification	Post-modification
	Number of	recorded	recorded
	Contracts	investment	investment
		( Dollar Amounts In Thousands)

Agricultural	1	$125	$125
Commercial and financial	-	-	-
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	-	-	-
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	4	613	578
Mortgage, 1 to 4 family junior liens	-	-	-
Mortgage, multi-family	1	255	255
Mortgage, commercial	3	559	559
Loans to individuals	-	-	-
	9	$1,552	$1,517

The Bank has commitments to lend additional borrowings to TDR loan customers.  These commitments are in the normal course of business and allow the borrowers to build pre-sold homes and commercial property and which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

There were no TDR loans modified during the year that were in payment default (defined as past due 90 days or more) as of December 31, 2013.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

Information regarding impaired loans as of and for the year ended December 31, 2013 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2013
With no related allowance recorded:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	1,602	3,140	-	1,645	45
Real estate:
Construction, 1 to 4 family residential	1,270	2,974	-	1,727	4
Construction, land development and commercial	140	140	-	229	-
Mortgage, farmland	-	-	-	-	-
Mortgage, 1 to 4 family first liens	2,597	3,542	-	2,691	24
Mortgage, 1 to 4 family junior liens	177	451	-	198	-
Mortgage, multi-family	456	1,068	-	666	-
Mortgage, commercial	2,494	5,303	-	2,793	46
Loans to individuals	-	20	-	-	-
	$8,736	$16,638	$-	$9,949	$119
With an allowance recorded:
Agricultural	$120	$120	$3	$123	$5
Commercial and financial	805	838	16	871	46
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	-	-	-	-	-
Mortgage, farmland	284	284	14	289	14
Mortgage, 1 to 4 family first liens	1,768	1,897	66	1,821	79
Mortgage, 1 to 4 family junior liens	-	-	-	-	-
Mortgage, multi-family	5,608	5,608	188	5,673	255
Mortgage, commercial	9,205	9,205	17	9,300	535
Loans to individuals	-	-	-	-	-
	$17,790	$17,952	$304	$18,077	$934
Total:
Agricultural	$120	$120	$3	$123	$5
Commercial and financial	2,407	3,978	16	2,516	91
Real estate:
Construction, 1 to 4 family residential	1,270	2,974	-	1,727	4
Construction, land development and commercial	140	140	-	229	-
Mortgage, farmland	284	284	14	289	14
Mortgage, 1 to 4 family first liens	4,365	5,439	66	4,512	103
Mortgage, 1 to 4 family junior liens	177	451	-	198	-
Mortgage, multi-family	6,064	6,676	188	6,339	255
Mortgage, commercial	11,699	14,508	17	12,093	581
Loans to individuals	-	20	-	-	-
	$26,526	$34,590	$304	$28,026	$1,053

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

Information regarding impaired loans as of and for the year ended December 31, 2012 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2012
With no related allowance recorded:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	364	1,911	-	750	19
Real estate:
Construction, 1 to 4 family residential	714	946	-	1,262	-
Construction, land development and commercial	2,264	3,520	-	2,835	7
Mortgage, farmland	806	808	-	830	18
Mortgage, 1 to 4 family first liens	952	1,332	-	994	24
Mortgage, 1 to 4 family junior liens	68	361	-	71	3
Mortgage, multi-family	2,027	2,766	-	2,097	-
Mortgage, commercial	2,369	5,046	-	2,427	52
Loans to individuals	-	20	-	-	-
	$9,564	$16,710	$-	$11,266	$123
With an allowance recorded:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	1,788	1,788	22	1,902	99
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	-	-	-	-	-
Mortgage, farmland	-	-	-	-	-
Mortgage, 1 to 4 family first liens	2,286	2,487	83	2,284	106
Mortgage, 1 to 4 family junior liens	259	259	7	262	16
Mortgage, multi-family	6,331	6,331	241	6,399	320
Mortgage, commercial	9,530	9,530	20	9,618	568
Loans to individuals	-	-	-	-	-
	$20,194	$20,395	$373	$20,465	$1,109
Total:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	2,152	3,699	22	2,652	118
Real estate:
Construction, 1 to 4 family residential	714	946	-	1,262	-
Construction, land development and commercial	2,264	3,520	-	2,835	7
Mortgage, farmland	806	808	-	830	18
Mortgage, 1 to 4 family first liens	3,238	3,819	83	3,278	130
Mortgage, 1 to 4 family junior liens	327	620	7	333	19
Mortgage, multi-family	8,358	9,097	241	8,496	320
Mortgage, commercial	11,899	14,576	20	12,045	620
Loans to individuals	-	20	-	-	-
	$29,758	$37,105	$373	$31,731	$1,232

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

Information regarding impaired loans as of and for the year ended December 31, 2011 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2011
With no related allowance recorded:
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	793	1,679	-	919	-
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	648	765	-	868	-
Mortgage, farmland	556	556	-	429	-
Mortgage, 1 to 4 family first liens	1,512	1,905	-	1,577	19
Mortgage, 1 to 4 family junior liens	291	568	-	290	-
Mortgage, multi-family	5,148	5,757	-	4,795	101
Mortgage, commercial	1,986	4,305	-	2,125	45
Loans to individuals	-	21	-	-	-
	$10,934	$15,556	$-	$11,003	$165
With an allowance recorded:
Agricultural	$13	$13	$1	$13	$1
Commercial and financial	1,824	2,954	97	2,670	55
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	14	27	3	21	1
Mortgage, farmland	-	-	-	-	-
Mortgage, 1 to 4 family first liens	2,843	3,187	88	3,071	137
Mortgage, 1 to 4 family junior liens	155	155	5	167	7
Mortgage, multi-family	2,890	2,890	29	2,914	114
Mortgage, commercial	9,806	9,806	36	9,910	429
Loans to individuals	-	-	-	-	-
	$17,545	$19,032	$259	$18,766	$744
Total:
Agricultural	$13	$13	$1	$13	$1
Commercial and financial	2,617	4,633	97	3,589	55
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	662	792	3	889	1
Mortgage, farmland	556	556	-	429	-
Mortgage, 1 to 4 family first liens	4,355	5,092	88	4,648	156
Mortgage, 1 to 4 family junior liens	446	723	5	457	7
Mortgage, multi-family	8,038	8,647	29	7,709	215
Mortgage, commercial	11,792	14,111	36	12,035	474
Loans to individuals	-	21	-	-	-
	$28,479	$34,588	$259	$29,769	$909

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans (Continued)

Impaired loans decreased by $3.23 million from December 31, 2012 to December 31, 2013.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is due mainly to a decrease in accruing loans past due 90 days or more of $1.68 million from December 31, 2012 to December 31, 2013.

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

The Company has not experienced any significant time lapses in recognizing the required provisions for collateral dependent loans, nor has the Company delayed appropriate charge-offs.  When an updated appraisal value has been obtained, the Company has used the appraisal amount in helping to determine the appropriate charge off or required reserve.  The Company also evaluates any changes in the financial condition of the borrower and guarantors (if applicable), economic conditions, and the Company’s loss experience with the type of property in question.  Any information utilized in addition to the appraisal is intended to identify additional charge-offs or provisions, not to override the appraised value.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2013	2012
	(Amounts In Thousands)

Land	$7,835	$7,580
Buildings and improvements	28,210	27,555
Furniture and equipment	26,696	25,605
	62,741	60,740
Less accumulated depreciation	32,905	30,116
Net	$29,836	$30,624

Note 5.	Interest-Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2013	2012
	(Amounts In Thousands)

NOW and other demand	$384,752	$352,373
Savings	537,167	450,336
Time, $100,000 and over	168,465	182,403
Other time	362,705	403,459
	$1,453,089	$1,388,571

Brokered deposits totaled $57.77 million and $41.54 million as of December 31, 2013 and 2012, respectively with an average interest rate of 0.44% and 0.70% as of December 31, 2013 and 2012, respectively.  As of December 31, 2013, brokered deposits of $48.99 million are included in savings deposits and $8.78 million are included in time deposits.  At December 31, 2012, brokered deposits of $29.83 million were included in savings deposits and $11.71 million were included in time deposits. Brokered time deposits in increments greater than $100,000 as of December 31, 2013 and 2012 were $6.63 million and $8.74 million, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Interest-Bearing Deposits (Continued)

Time deposits have a maturity as follows:

	December 31,
	2013	2012
	(Amounts In Thousands)
Due in one year or less	$230,274	$236,068
Due after one year through two years	156,489	137,355
Due after two years through three years	82,552	123,171
Due after three years through four years	42,711	62,342
Due over four years	19,144	26,926
	$531,170	$585,862

Note 6.	Short-Term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with a maturity of less than one year):

	December 31,
	2013	2012
	(Amounts In Thousands)
Federal funds purchased, secured by other securities (FHLB, FHLMC and FNMA)	$-	$-
Repurchase agreements with customers, renewable daily, interest payable monthly, secured by other securities (FHLB, FHLMC and FNMA)	42,016	38,783
	$42,016	$38,783

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2013 and 2012 was 0.29% and 0.34%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of investment securities.  The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate.  The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers.  At December 31, 2013, $42.02 million of securities sold under repurchase agreements with a weighted average interest rate of 0.29%, maturing in 2014, were collateralized by investment securities having an amortized cost of $42.02 million.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Federal Home Loan Bank Borrowings

As of December 31, 2013 and 2012, the borrowings were as follows:

	2013	2012
(Effective interest rates as of December 31, 2013)	(Amounts In Thousands)

Due 2016, 4.46% to 4.69%	$45,000	$45,000
Due 2017, 4.09% to 4.89%	60,000	60,000
Due 2018, 3.65%	20,000	20,000
	$125,000	$125,000

All of the borrowings are callable by the FHLB with call dates during 2014.  The advances are unlikely to be called unless rates would increase significantly.  The borrowings with the FHLB have prepayment fees associated with them; therefore, the Company cannot prepay without incurring fees.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $7.58 million and $8.06 million at December 31, 2013 and 2012, respectively.  Collateral is provided by the Company’s 1 to 4 family mortgage loans totaling $168.75 million at December 31, 2013 and $168.75 million at December 31, 2012.  The Company also has the ability to borrow against commercial real estate and multi-family loans totaling $167.35 million as of December 31, 2013 and $152.29 million as of December 31, 2012 and there was $0 borrowed against this collateral as of December 31, 2013 or 2012.

The Bank prepaid $60.00 million of Federal Home Loan Bank borrowings during the year ended December 31, 2012 as part of a strategy to utilize the Bank’s liquidity, improve net interest margin and decrease interest rate risk in the future.  As a result, the Bank incurred a one-time prepayment penalty of $5.93 million, which it recorded as loss on extinguishment of debt.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2013	2012
	(amounts in thousands)

Net unrealized gain on available-for-sale securities	$1,808	$6,405
Net unrealized gain on derivates used for cash flow hedges	769	-
Tax effect	(986)	(2,450)
Net-of-tax amount	$1,591	$3,955

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2013, 2012 and 2011, were as follows:

	Amounts reclassifed from AOCI			Affected Line Item in the
	2013	2012	2011	Statements of Income
	(amounts in thousands)

Unrealized gains (losses) on available-for-sale securities	$17	$(6)	$29	Other noninterest income
Tax effect	(7)	2	(11)	Tax (expense) benefit
Total reclassification out of AOCI	$10	$(4)	$18

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Employee Benefit Plans

The Company’s Board of Directors and its stockholders adopted in April 2012 the Hills Bancorporation Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in an offering period is $10,000.  During the year ended December 31, 2013, 2,072 shares of stock were purchased by employees of the Bank through the ESPP.  375 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2012.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.57 million, $1.49 million and $1.45 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The 2013, 2012 and 2011 discretionary contribution rates were 9% of qualified salaries.

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

As the note payable is repaid by the ESOP, shares are released from collateral and allocated to qualified employees based on the proportion of principal and interest paid in the year to total principal and interest payments anticipated for the life of the loan.  The number of shares released from collateral totaled 8,360, 8,724 and 7,314 shares for the years ended December 31, 2013, 2012 and 2011, respectively. The shares pledged as collateral are reported as a reduction of stockholder’s equity in the consolidated balance sheet.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Unallocated shares were 15,630, 23,990 and 32,714 as of December 31, 2013, 2012 and 2011, respectively. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated ESOP shares are used to reduce debt.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Employee Benefit Plans (Continued)

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2013 and 2012, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2013	2012

Shares held by the ESOP	394,323	438,778
Fair value per share	$75.00	$70.00
Maximum cash obligation	$29,574,000	$30,715,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company did not make a profit sharing plan contribution in the years ended December 31, 2013, 2012, and 2011. The Company made matching contributions under its 401(k) plan of $0.15 million in 2013, $0.14 million in 2012, and $0.14 million in 2011 and each such amount is included in salaries and employee benefits.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $4.63 million and $4.37 million at December 31, 2013 and 2012, respectively.  Expense related to the deferred compensation plan was $0.39 million for 2013, $0.45 million for 2012 and $0.38 million for 2011 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $2.10 million and $1.99 million at December 31, 2013 and 2012, respectively.  Expense related to the directors’ deferred compensation plan was $0.17 million for 2013, $0.20 million for 2012 and $0.17 million for 2011 and is included in other noninterest expense.

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

A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2010	27,955	$33.83	2.84	$946
Granted	-
Exercised	(9,115)
Balance, December 31, 2011	18,840	$36.60	2.51	$690
Granted	5,110
Exercised	(5,965)
Balance, December 31, 2012	17,985	$47.62	4.25	$856
Granted	-
Exercised	(5,355)
Balance, December 31, 2013	12,630	$53.95	4.72	$681

There were 5,110 stock options granted in 2012 and no stock options granted in 2013 or 2011.  The weighted-average fair value of options granted in 2012 was $24.89 per share.  The intrinsic value of options exercised was $0.18 million, $0.23 million and $0.26 million for 2013, 2012 and 2011, respectively.

The fair value of each option is estimated as of the date of grant using a Black Scholes option pricing model.  The expected lives of options granted incorporate historical employee exercise behavior.  The risk-free rate for periods that coincide with the expected life of the options is based on the ten year interest rate swap rate as published by the Federal Reserve Bank on the date of issuance.  Expected volatility is based on volatility levels of the Company’s peers’ common stock as the Company’s stock has limited trading activity.  Expected dividend yield was based on historical dividend rates. Significant assumptions at date of grant include:

	2013		October 9, 2012	April 24, 2012	2011

Risk-free interest rate	n/	a	1.77%	2.08%	n/	a
Expected option life	n/	a	7.5 years	7.5 years	n/	a
Expected volatility	n/	a	39.50%	39.80%	n/	a
Expected dividends	n/	a	1.64%	1.64%	n/	a

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Employee Benefit Plans (Continued)

Other pertinent information related to the options outstanding at December 31, 2013 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable

$34.50	2,940	4 months	2,940
$52.00	4,580	40 months	4,580
$66.00	3,610	100 months	-
$69.00	1,500	106 months	-
	12,630		7,520

As of December 31, 2013, the outstanding options have a weighted-average exercise price of $53.95 per share and a weighted average remaining contractual term of 4.72 years.  There was $0.09 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2013.  This cost is expected to be recognized over a weighted-average period of 3.45 years.

As of December 31, 2013, the vested options totaled 7,520 shares with a weighted-average exercise price of $45.16 per share and a weighted-average remaining contractual term of 2.18 years.  There were 4,580 shares that vested in 2012 and no shares that vested in 2013 and 2011.  The fair value of the 4,580 options vested during 2012 was $0.31 million.

As of December 31, 2013, 73,127 shares were available for stock options and awards.  The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 3,584 shares of common stock in 2013, 6,885 shares in 2012 and 6,629 shares in 2011 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2013, 2012 and 2011 was $0.21 million, $0.17 million and $0.10 million, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income Taxes

Income taxes for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	2013	2012	2011
	(Amounts In Thousands)

Current:
Federal	$9,120	$6,480	$8,895
State	1,789	2,045	1,954
Deferred:
Federal	(78)	1,822	24
State	81	195	(44)
	$10,912	$10,542	$10,829

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$9,773	$9,624
Deferred compensation	2,505	2,561
Accrued expenses	850	808
State net operating loss	489	482
Gross deferred tax assets	13,617	13,475
Valuation allowance	(489)	(482)
Deferred tax asset, net of valuation allowance	13,128	12,993
Deferred income tax liabilities:
Property and equipment	1,967	2,022
Unrealized gains on investment securities	692	2,450
Unrealized gains on interest rate swaps	294	-
Goodwill	624	624
Other	946	753
Gross deferred tax liabilities	4,523	5,849
Net deferred income tax assets	$8,605	$7,144

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income Taxes (Continued)

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2014 and 2034.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2013 and 2012, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized.  The increase in net operating loss carry-forward in 2013 compared to 2012 reflects the additional Iowa income tax net operating loss generated during 2013 less any expiring carry-forward.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The valuation allowance increased by $7,000 and $37,000 for the years ended December 31, 2013 and 2012, respectively.

The net change in the deferred income taxes for the years ended December 31, 2013, 2012 and 2011 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2013	2012	2011
	(Amounts In Thousands)

Consolidated statements of income	$(3)	$(2,018)	$20
Consolidated statements of stockholders' equity	1,464	631	(1,359)
	$1,461	$(1,387)	$(1,339)

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income Taxes (Continued)

Income tax expense for the years ended December 31, 2013, 2012 and 2011 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2013		2012		2011
		% Of		% Of		% Of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Amounts In Thousands)

Expected tax expense	$12,895	35.0%	$13,081	35.0%	$13,162	35.0%
Tax-exempt interest	(1,690)	(4.6)	(1,622)	(4.3)	(1,612)	(4.3)
Interest expense limitation	99	0.3	112	0.3	124	0.3
State income taxes, net of federal income tax benefit	1,216	3.3	1,456	3.9	1,242	3.3
Income tax credits	(1,992)	(5.4)	(2,046)	(5.5)	(1,993)	(5.3)
Other	384	1.0	(439)	(1.2)	(94)	(0.2)
	$10,912	29.6%	$10,542	28.2%	$10,829	28.8%

Federal income tax expense for the years ended December 31, 2013, 2012 and 2011 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2013, 2012, 2011 and 2010, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2013, 2012, 2011 and 2010, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2013 and December 31, 2012.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2013, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2014.

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2013 and 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual amounts and capital ratios as of December 31, 2013 and 2012, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
	Actual		Purposes	Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2013:
Company:
Total risk-based capital	$290,121	17.44%	8.00%	10.00%
Tier 1 risk-based capital	269,272	16.19	4.00	6.00
Leverage ratio	269,272	12.57	4.00	5.00
Bank:
Total risk-based capital	288,875	17.37	8.00	10.00
Tier 1 risk-based capital	268,031	16.12	4.00	6.00
Leverage ratio	268,031	12.51	4.00	5.00

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions (Continued)

				To Be Well
			For Capital	Capitalized Under
			Adequacy	Prompt Corrective
	Actual		Purposes	Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2012:
Company:
Total risk-based capital	$269,751	16.66%	8.00%	10.00%
Tier 1 risk-based capital	249,456	15.41	4.00	6.00
Leverage ratio	249,456	11.90	4.00	5.00
Bank:
Total risk-based capital	268,046	16.56	8.00	10.00
Tier 1 risk-based capital	247,757	15.31	4.00	6.00
Leverage ratio	247,757	11.82	4.00	5.00
The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8%, retained earnings of $96.58 million as of December 31, 2013 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $15.27 million and $54.42 million as of December 31, 2013 and 2012, respectively.

In July 2013, the Officer of the Comptroller of the Currency and Board of Governors of the Federal Reserve System adopted a final rule implementing agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems”(BASEL III).   The final rule also adopts changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The rule implements a revised definition of regulatory capital, a new 4.50% common equity tier 1 minimum capital requirement, a 6.00% tier 1 capital requirement, and a tier 1 risk-based capital ratio of 8.00%.   The Company expects to remain categorized as well capitalized under the final rule when it becomes effective on January 1, 2015.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(Amounts In Thousands)

Balance, beginning	$23,507	$37,318
Net decrease due to change in related parties	165	(11,654)
Advances	12,200	27,326
Collections	(16,155)	(29,483)
Balance, ending	$19,717	$23,507

Deposits from these related parties totaled $5.73 million and $7.21 million as of December 31, 2013 and 2012, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2013 are as follows:

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$43,702	$43,702	$43,702	$-	$-
Investment securities	246,089	246,089	-	246,089	-
Loans held for sale	4,927	4,927	-	4,927	-
Loans
Agricultural	79,286	86,137	-	-	86,137
Commercial and financial	161,369	176,385	-	-	176,385
Real estate:
Construction, 1 to 4 family residential	29,298	28,364	-	-	28,364
Construction, land development and commercial	67,275	65,544	-	-	65,544
Mortgage, farmland	140,128	137,938	-	-	137,938
Mortgage, 1 to 4 family first liens	599,586	595,054	-	-	595,054
Mortgage, 1 to 4 family junior liens	104,822	104,133	-	-	104,133
Mortgage, multi-family	242,026	240,595	-	-	240,595
Mortgage, commercial	312,464	310,558	-	-	310,558
Loans to individuals	19,554	19,710	-	-	19,710
Obligations of state and political subdivisions	44,798	45,184	-	-	45,184
Accrued interest receivable	7,676	7,676	-	7,676	-
Total financial instrument assets	$2,103,000	$2,111,996	$43,702	$258,692	$1,809,602
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$256,788	$256,788	$-	$256,788	$-
Interest-bearing deposits	1,453,089	1,461,454	-	1,461,454	-
Short-term borrowings	42,016	42,016	-	42,016	-
Federal Home Loan Bank borrowings	125,000	132,469	-	132,469	-
Accrued interest payable	1,102	1,102	-	1,102	-
Total financial instrument liabilities	$1,877,995	$1,893,829	$-	$1,893,829	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$360,945	$-	$-	$-	$-
Letters of credit	11,019	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$371,964	$-	$-	$-	$-

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Measurements (Continued)

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2012 are as follows:

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$63,582	$63,582	$63,582	$-	$-
Investment securities	234,244	234,244	-	234,244	-
Loans held for sale	28,256	28,256	-	28,256	-
Loans
Agricultural	74,537	72,605	-	-	72,605
Commercial and financial	143,461	138,350	-	-	138,350
Real estate:
Construction, 1 to 4 family residential	24,940	25,516	-	-	25,516
Construction, land development and commercial	76,770	78,827	-	-	78,827
Mortgage, farmland	112,095	116,751	-	-	116,751
Mortgage, 1 to 4 family first liens	577,027	603,442	-	-	603,442
Mortgage, 1 to 4 family junior liens	102,730	107,049	-	-	107,049
Mortgage, multi-family	212,972	223,295	-	-	223,295
Mortgage, commercial	309,242	323,639	-	-	323,639
Loans to individuals	19,968	20,148	-	-	20,148
Obligations of state and political subdivisions	42,663	42,487	-	-	42,487
Accrued interest receivable	7,851	7,851	-	7,851	-
Total financial instrument assets	$2,030,338	$2,086,042	$63,582	$270,351	$1,752,109
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$273,973	$273,973	$-	$273,973	$-
Interest-bearing deposits	1,388,571	1,400,509	-	1,400,509	-
Short-term borrowings	38,783	38,783	-	38,783	-
Federal Home Loan Bank borrowings	125,000	136,842	-	136,842	-
Accrued interest payable	1,361	1,361	-	1,361	-
Total financial instrument liabilities	$1,827,688	$1,851,468	$-	$1,851,468	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$344,120	$-	$-	$-	$-
Letters of credit	10,778	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$354,898	$-	$-	$-	$-

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Measurements (Continued)

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2013.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Measurements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
State and political subdivisions	$-	$151,366	$-	$151,366
Other securities (FHLB, FHLMC and FNMA)	-	87,144	-	87,144
Total	$-	$238,510	$-	$238,510

	December 31, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
State and political subdivisions	$-	$134,332	$-	$134,332
Other securities (FHLB, FHLMC and FNMA)	-	91,850	-	91,850
Total	$-	$226,182	$-	$226,182

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2013.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Measurements (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis in 2013 that were still held on the balance sheet at December 31, 2013, the following table provides the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

					Year Ended
	December 31, 2013				December 31, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)

Loans (4)
Agricultural	$-	$-	$117	$117	$-
Commercial and financial	-	-	2,391	2,391	53
Real Estate:
Construction, 1 to 4 family residential	-	-	1,270	1,270	-
Construction, land development and commercial	-	-	140	140	-
Mortgage, farmland	-	-	270	270	-
Mortgage, 1 to 4 family first liens	-	-	4,299	4,299	424
Mortgage, 1 to 4 family junior liens	-	-	177	177	59
Mortgage, multi-family	-	-	5,876	5,876	69
Mortgage, commercial	-	-	11,682	11,682	229
Loans to individuals	-	-	-	-	-
Foreclosed assets (5)	-	-	427	427	68
Total	$-	$-	$26,649	$26,649	$902

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Measurements (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

					Year Ended
	December 31, 2012				December 31, 2012
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)

Loans (4)
Agricultural	$-	$-	$-	$-	$-
Commercial and financial	-	-	2,130	2,130	302
Real Estate:
Construction, 1 to 4 family residential	-	-	714	714	-
Construction, land development and commercial	-	-	2,264	2,264	1,176
Mortgage, farmland	-	-	806	806	-
Mortgage, 1 to 4 family first liens	-	-	3,155	3,155	665
Mortgage, 1 to 4 family junior liens	-	-	320	320	82
Mortgage, multi-family	-	-	8,117	8,117	-
Mortgage, commercial	-	-	11,879	11,879	210
Loans to individuals	-	-	-	-	12
Foreclosed assets (5)	-	-	234	234	164
Total	$-	$-	$29,619	$29,619	$2,611

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2013 and 2012
(Amounts In Thousands)

ASSETS	2013	2012

Cash and cash equivalents at subsidiary bank	$3,018	$3,367
Investment in subsidiary bank	272,122	254,212
Other assets	1,422	1,977
Total assets	$276,562	$259,556

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$2,191	$2,132
Redeemable common stock held by ESOP	29,574	30,715
Stockholders' equity:
Capital stock	42,194	42,241
Retained earnings	250,370	229,625
Accumulated other comprehensive income	1,591	3,955
Treasury stock at cost	(19,784)	(18,397)
	274,371	257,424
Less maximum cash obligation related to ESOP shares	29,574	30,715
Total stockholders' equity	244,797	226,709
Total liabilities and stockholders' equity	$276,562	$259,556

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2013, 2012 and 2011
(Amounts In Thousands)

	2013	2012	2011

Dividends received from subsidiary	$5,213	$6,998	$7,749
Other expenses	(471)	(452)	(402)
Income before income tax benefit and equity in undistributed income of subsidiary	4,742	6,546	7,347
Income tax benefit	141	199	141
	4,883	6,745	7,488
Equity in undistributed income of subsidiary	21,048	20,088	19,289
Net income	$25,931	$26,833	$26,777

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Parent Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011
(Amounts In Thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$25,931	$26,833	$26,777
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(21,048)	(20,088)	(19,289)
Share-based compensation	28	20	16
Compensation expensed through issuance of common stock	467	528	417
Excess tax benefits related to share-based compensation	(92)	(92)	(132)
Forfeiture of common stock	(35)	(41)	(54)
Decrease (increase) in other assets	647	97	(239)
Increase in other liabilities	59	396	224
Net cash and cash equivalents provided by operating activities	5,957	7,653	7,720

Cash flows from financing activities:
Stock options exercised	175	175	256
Excess tax benefits related to share-based compensation	92	92	132
Issuance of common stock, net of costs	-	-	25,825
Contribution of capital to subsidiary	-	-	(23,303)
Purchase of treasury stock	(1,387)	(2,438)	(4,105)
Dividends paid	(5,186)	(4,998)	(4,399)
Net cash and cash equivalents used by financing activities	(6,306)	(7,169)	(5,594)
(Decrease) increase in cash and cash equivalents	(349)	484	2,126
Cash and cash equivalents:
Beginning of year	3,367	2,883	757
Ending of year	$3,018	$3,367	$2,883

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $73.87 million.  The concentrations of credit by type of loan are set forth in Note 3 to the consolidated financial statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2013 and 2012 is as follows:

	2013	2012
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$38,243	$36,030
Credit cards	44,326	44,554
Commercial, real estate and home construction	106,241	96,326
Commercial lines and real estate purchase loans	172,135	167,210
Outstanding letters of credit	11,019	10,778

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Commitments and Contingencies (Continued)

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2013 and 2012, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2013 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2014	$437
2015	437
2016	437
2017	313
2018	283
Thereafter	76
$1,983

Rent expense was $0.33 million, $0.31 million and $0.33 million for the years ended December 31, 2013, 2012 and 2011, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2013
Interest income	$21,139	$21,131	$21,241	$21,384	$84,895
Interest expense	4,360	4,277	4,134	$4,077	16,848
Net interest income	$16,779	$16,854	$17,107	$17,307	$68,047
Provision for loan losses	(171)	(250)	112	1,440	1,131
Other income	4,883	5,095	4,745	4,482	19,205
Other expense	12,033	12,422	12,411	12,412	49,278
Income before income taxes	$9,800	$9,777	$9,329	$7,937	36,843
Income taxes	2,990	2,863	2,705	2,354	10,912
Net income	$6,810	$6,914	$6,624	$5,583	$25,931

Basic earnings per share	$1.44	$1.47	$1.41	$1.19	$5.51
Diluted earnings per share	1.44	1.47	1.40	1.19	5.50

2012
Interest income	$22,807	$22,397	$22,256	$21,755	$89,215
Interest expense	5,598	5,574	5,440	$4,915	21,527
Net interest income	$17,209	$16,823	$16,816	$16,840	$67,688
Provision for loan losses	(560)	(1,732)	(608)	51	(2,849)
Other income	5,013	5,180	5,321	5,255	20,769
Other expense	11,627	12,132	15,272	14,900	53,931
Income before income taxes	$11,155	$11,603	$7,473	$7,144	37,375
Income taxes	3,255	3,533	1,971	1,783	10,542
Net income	$7,900	$8,070	$5,502	$5,361	$26,833

Basic earnings per share	$1.66	$1.70	$1.16	$1.17	$5.69
Diluted earnings per share	1.66	1.69	1.16	1.17	5.68

Note 17.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outline collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was not required to pledge any collateral as of December 31, 2013.

Cash Flow Hedges:

The Bank executed two forward-starting interest rate swap transactions on November 7, 2013.  One of the interest rate swap transactions has an effective date of November 9, 2015, and an expiration date of November 9, 2020, to effectively convert $25.00 million of variable rate debt to fixed rate debt.  The other interest rate swap transaction has an effective date of November 7, 2016 and an expiration date of November 7, 2023, also to effectively convert $25.00 million of variable rate debt to fixed rate debt.  For accounting purposes, these swap transactions are designated as a cash flow hedge of the changes in cash flows attributable to changes in three-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on an amount of the Bank’s debt principal equal to the then-outstanding swap notional amount.  At inception, the Bank asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow edges as of December 31, 2013:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
December 31, 2013
Interest rate swap	$25,000	$357	Other Assets	11/9/2020
Interest rate swap	25,000	412	Other Assets	11/7/2023

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the year ended December 31, 2013:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
December 31, 2013
Interest rate swap	$220	Interest Expense	$-	Other Income	$-
Interest rate swap	255	Interest Expense	-	Other Income	-

PART II

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2013.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

Item 9B.	Other Information

  Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 21, 2014 for the Annual Meeting of Stockholders on April 21, 2014.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Shari DeMaris
Treasurer
Hills Bancorporation
131 Main Street
Hills, Iowa  52235

The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	61	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Shari J. DeMaris	44	Ms. DeMaris has held the position of Secretary, Treasurer and Principal Financial Officer since 2012.

Bank
Timothy D. Finer	52	Mr. Finer has held the position of Senior Vice President, Director of Real Estate Lending since 2005.

Marty J. Maiers	56	Mr. Maiers has held the position of Senior Vice President, Director of Retail Banking since 2008.

Steven R. Ropp	53	Mr. Ropp has held the position of Senior Vice President, Director of Commercial Banking since 2008.

Bradford C. Zuber	57	Mr. Zuber has held the position of Senior Vice President, Director of Trust Services since 1987.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors,” and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 21, 2014 for the Annual Meeting of Stockholders on April 21, 2014. Such information is incorporated herein by reference.

PART III (Continued)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement dated March 21, 2014 for the Annual Meeting of Stockholders on April 21, 2014.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2013, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities relected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,630	$ 53.95	73,127

Equity compensation plans not approved by security holders	-	-	-

Total	12,630	$ 53.95	73,127

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 21, 2014 for the Annual Meeting of Stockholders on April 21, 2014. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 21, 2014 for the Annual Meeting of Shareholders on April 21, 2014, under the heading “Independent Registered Public Accounting Firm – Audit and Other Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

				Form 10-K
(a)	1.		Financial Statements	Reference

			Independent registered public accounting firm's report on the financial statements	57-60
			Consolidated balance sheets as of December 31, 2013 and 2012	61
			Consolidated statements of income for the years ended December 31, 2013, 2012, and 2011	62
			Consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011	63
			Consolidated statements of stockholders' equity for the years ended December 31, 2013, 2012 and 2011	64
			Consolidated statements of cash flows for the years ended December 31, 2013,2012 and 2011	65
			Notes to consolidated financial statements	67

	2.		Financial Statements Schedules

			All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3.		Exhibits

	3.1		Articles of Incorporation filed as Exhibit 3.1 of Form S-3 restated on May 12, 2011 are incorporated by reference.

	3.2		By-Laws filed as Exhibit 3 .2 of Form, S-3 restated on May 12, 2011 are incorporated by reference.

	10.1		Employee Stock Ownership Plan filed as Exhibit 10(a) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.2		1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.3		2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

	10.4		Employee Stock Purchase Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

	11		Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

	21		Subsidiary of the Registrant is Attached on Page 124.

	23.1		Consent of Independent Registered Public Accounting Firm is Attached on Page 125. BKD LLP

	23.2		Consent of Independent Registered Public Accounting Firm is Attached on Page 126. KPMG LLP

	31		Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 127-128.

	32		Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 129.

	101	**
The following material from Hills Bancorporation Form 10-K Report for the year ended December 31, 2013, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

HILLS BANCORPORATION

Date: March 11, 2014	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: March 11, 2014	By: /s/Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date: March 11, 2014	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date: March 11, 2014	By: /s/Thomas J. Gill
Thomas J. Gill, Director

Date: March 11, 2014	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date: March 11, 2014	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date: March 11, 2014	By: /s/James A. Nowak
James A. Nowak, Director

Date: March 11, 2014	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date: March 11, 2014	By: /s/John W. Phelan
John W. Phelan, Director

Date: March 11, 2014	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date: March 11, 2014	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date: March 11, 2014	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2013

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2013 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share
	(Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant	124

23.1	Consent of Independent Registered Public Accounting Firm, BKD LLP	125

23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP	126

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	127

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	128

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	129