Form 10-Q
period 2014-03-31
HILLS BANCORPORATION
filed 2014-05-09
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	At April 30, 2014

Common Stock, no par value	4,718,904

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index
HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

ASSETS	March 31, 2014 (Unaudited)	December 31, 2013

Cash and cash equivalents	$89,077	$43,702
Investment securities available for sale at fair value (amortized cost March 31, 2014 $237,085; December 31, 2013 $236,702)	238,977	238,510
Stock of Federal Home Loan Bank	7,654	7,579
Loans held for sale	1,870	4,927
Loans, net of allowance for loan losses (March 31, 2014 $25,860; December 31, 2013 $25,550)	1,824,959	1,801,247
Property and equipment, net	29,345	29,836
Tax credit real estate	17,971	18,180
Accrued interest receivable	8,751	7,676
Deferred income taxes, net	9,307	8,605
Other real estate	923	541
Goodwill	2,500	2,500
Other assets	4,038	4,492
Total Assets	$2,235,372	$2,167,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$245,025	$256,788
Interest-bearing deposits	1,529,178	1,453,089
Total deposits	$1,774,203	$1,709,877
Short-term borrowings	40,577	42,016
Federal Home Loan Bank borrowings	125,000	125,000
Accrued interest payable	1,036	1,102
Other liabilities	20,747	16,437
Total Liabilities	$1,961,563	$1,894,432

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$29,969	$29,574

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 10,000,000 shares; issued March 31, 2014 5,078,330 shares; December 31, 2013 5,074,894 shares	$-	$-
Paid in capital	42,448	42,194
Retained earnings	251,693	250,370
Accumulated other comprehensive income	977	1,591
Unearned ESOP shares	(1,008)	(1,008)
Treasury stock at cost (March 31, 2014 354,124 shares; December 31, 2013 347,269 shares)	(20,301)	(19,784)
Total Stockholders' Equity	$273,809	$273,363
Less maximum cash obligation related to ESOP shares	29,969	29,574
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$243,840	$243,789
Total Liabilities & Stockholders' Equity	$2,235,372	$2,167,795

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans, including fees	$19,749	$19,720
Investment securities:
Taxable	270	350
Nontaxable	836	843
Federal funds sold	10	21
Total interest income	$20,865	$20,934
Interest expense:
Deposits	$2,469	$2,965
Short-term borrowings	3	17
FHLB borrowings	1,378	1,378
Total interest expense	$3,850	$4,360
Net interest income	$17,015	$16,574
Provision for loan losses	45	(171)
Net interest income after provision for loan losses	$16,970	$16,745
Noninterest income:
Net gain on sale of loans	$111	$741
Trust fees	1,460	1,260
Service charges and fees	1,837	2,114
Rental revenue on tax credit real estate	357	319
Net gain on sale of other real estate owned and other repossessed assets	72	40
Other noninterest income	584	614
	$4,421	$5,088
Noninterest expenses:
Salaries and employee benefits	$6,257	$5,963
Occupancy	1,009	942
Furniture and equipment	1,231	1,281
Office supplies and postage	382	380
Advertising and business development	628	620
Outside services	1,535	1,802
Rental expenses on tax credit real estate	530	344
FDIC insurance assessment	270	261
Other noninterest expense	416	440
	$12,258	$12,033
Income before income taxes	$9,133	$9,800
Income taxes	2,389	2,990
Net income	$6,744	$6,810

Earnings per share:
Basic	$1.43	$1.44
Diluted	$1.43	$1.44

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$6,744	$6,810

Other comprehensive loss
Securities:
Net change in unrealized gain on securities available for sale	$84	$(783)
Reclassification adjustment for net gains realized in net income	-	(17)
Income taxes	(32)	306
Other comprehensive income (loss) on securities available for sale	$52	$(494)
Derivatives used in cash flow hedging relationships:
Unrealized loss on derivatives	$(1,079)	$-
Income taxes	413	-
Other comprehensive loss on cash flow hedges	$(666)	$-

Other comprehensive loss, net of tax	$(614)	$(494)

Comprehensive income	$6,130	$6,316

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total

Balance, December 31, 2012	$42,241	$229,625	$3,955	$(1,513)	$(18,397)	$(30,715)	$225,196

Issuance of 4,946 shares of common stock	177	-	-	-	-	-	177
Issuance of 555 shares of common stock under the employee stock purchase plan	38	-	-	-	-	-	38
Unearned restricted stock compensation	(730)	-	-	-	-	-	(730)
Forfeiture of 375 shares of common stock	(24)	-	-	-	-	-	(24)
Share-based compensation	7	-	-	-	-	-	7
Income tax benefit related to share-based compensation	70	-	-	-	-	-	70
Change related to ESOP shares	-	-	-	-	-	(443)	(443)
Net income	-	6,810	-	-	-	-	6,810
Cash dividends ($1.10 per share)	-	(5,186)	-	-	-	-	(5,186)
Purchase of 3,759 shares of common stock	-	-	-	-	(266)	-	(266)
Other comprehensive loss	-	-	(494)	-	-	-	(494)
Balance, March 31, 2013	$41,779	$231,249	$3,461	$(1,513)	$(18,663)	$(31,158)	$225,155

Balance, December 31, 2013	$42,194	$250,370	$1,591	$(1,008)	$(19,784)	$(29,574)	$243,789

Issuance of 3,067 shares of common stock	111	-	-	-	-	-	111
Issuance of 535 shares of common stock under the employee stock purchase plan	39	-	-	-	-	-	39
Unearned restricted stock compensation	59	-	-	-	-	-	59
Forfeiture of 166 shares of common stock	(12)	-	-	-	-	-	(12)
Share-based compensation	7	-	-	-	-	-	7
Income tax benefit related to share-based compensation	50	-	-	-	-	-	50
Change related to ESOP shares	-	-	-	-	-	(395)	(395)
Net income	-	6,744	-	-	-	-	6,744
Cash dividends ($1.15 per share)	-	(5,421)	-	-	-	-	(5,421)
Purchase of 6,855 shares of common stock	-	-	-	-	(517)	-	(517)
Other comprehensive loss	-	-	(614)	-	-	-	(614)
Balance, March 31, 2014	$42,448	$251,693	$977	$(1,008)	$(20,301)	$(29,969)	$243,840

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$6,744	$6,810
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	681	725
Provision for loan losses	45	(171)
Net gain on sale of investment securities	-	(17)
Share-based compensation	7	7
Forfeiture of common stock	(12)	(24)
Compensation expensed through issuance of common stock	49	66
Excess tax benefits from share-based compensation	(50)	(70)
Provision for deferred income taxes	(321)	101
Net gain on sale of other real estate owned and other repossessed assets	(72)	(40)
Increase in accrued interest receivable	(1,075)	(1,038)
Amortization of discount on investment securities, net	216	280
Decrease in prepaid FDIC insurance	-	232
(Increase) decrease in other assets	(265)	2,392
Increase in accrued interest payable and other liabilities	3,994	1,461
Loans originated for sale	(16,518)	(59,075)
Proceeds on sales of loans	19,686	83,727
Net gain on sales of loans	(111)	(741)
Net cash and cash equivalents provided by operating activities	$12,998	$34,625

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$22,806	$6,394
Proceeds from sales of investment securities available for sale	-	566
Purchases of investment securities available for sale	(23,480)	(8,885)
Loans made to customers, net of collections	(24,557)	(11,090)
Proceeds on sale of other real estate owned and other repossessed assets	489	134
Purchases of property and equipment	(190)	(747)
Income from (investment in) tax credit real estate, net	209	(94)
Net cash and cash equivalents used in investing activities	$(24,723)	$(13,722)

Cash Flows from Financing Activities
Net increase in deposits	$64,326	$13,604
Net (decrease) increase in short-term borrowings	(1,439)	1,140
Stock options exercised	101	149
Excess tax benefits related to share-based compensation	50	70
Purchase of treasury stock	(517)	(266)
Dividends paid	(5,421)	(5,186)
Net cash and cash equivalents provided by financing activities	$57,100	$9,511

(Continued)

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2014	2013

Increase in cash and cash equivalents	$45,375	$30,414

Cash and cash equivalents:
Beginning of year	43,702	63,582
End of period	$89,077	$93,996

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$2,535	$3,049
Interest paid on other obligations	1,381	1,395
Income taxes paid	502	-

Noncash activities:

Increase in maximum cash obligation related to ESOP shares	$395	$443
Transfers to other real estate owned	800	124

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

Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2013 filed with the Securities Exchange Commission on March 11, 2014.  The consolidated balance sheet as of December 31, 2013, has been derived from the audited consolidated financial statements for that period.

The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards:

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  ASU 2014-04 clarifies that an in substance foreclosure repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additional disclosures are required.  ASU 2014-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014.  The adoption of ASU 2014-04 by the Company is not expected to have a material impact.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three months Ended March 31,
	2014	2013

Common shares outstanding at the beginning of the period	4,711,995	4,712,328
Weighted average number of net shares (redeemed) issued	(1,502)	2,521
Weighted average shares outstanding (basic)	4,710,493	4,714,849

Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	2,591	4,290
Weighted average number of shares (diluted)	4,713,084	4,719,139

Net income (In thousands)	$6,744	$6,810

Earnings per share:
Basic	$1.43	$1.44
Diluted	$1.43	$1.44

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(amounts in thousands)

Net unrealized gain on available-for-sale securities	$1,892	$1,808
Net unrealized (loss) gain on derivatives used for cash flow hedges	(310)	769
Tax effect	(605)	(986)
Net-of-tax amount	$977	$1,591

Amounts reclassified from AOCI and the affected line items in the statement of income during the three months ended March 31, 2014 and 2013, were as follows:

	Amounts reclassifed from AOCI
	2014	2013	Affected Line Item in the Statements of Income
	(amounts in thousands)

Unrealized gains on available-for-sale securities	$-	$17	Other noninterest income
Tax effect	-	(7)	Tax (expense) benefit
Total reclassification out of AOCI	$-	$10

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at March 31, 2014 and December 31, 2013 are summarized in the following table (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$4,869	2.04%	$-	0.00%
State and political subdivisions	150,541	62.99	151,366	63.46
Other securities (FHLB, FHLMC and FNMA)	83,567	34.97	87,144	36.54

Total securities available for sale	$238,977	100.00%	$238,510	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2014 or December 31, 2013. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of March 31, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

March 31, 2014:
U.S. Treasury	$4,892	$-	$(23)	$4,869
State and political subdivisions	148,789	2,971	(1,219)	150,541
Other securities (FHLB, FHLMC and FNMA)	83,404	287	(124)	83,567
Total	$237,085	$3,258	$(1,366)	$238,977

December 31, 2013:
U.S. Treasury	$-	$-	$-	$-
State and political subdivisions	149,704	3,182	(1,520)	151,366
Other securities (FHLB, FHLMC and FNMA)	86,998	316	(170)	87,144
Total	$236,702	$3,498	$(1,690)	$238,510

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2014, were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$42,923	$43,192
Due after one year through five years	120,894	122,789
Due after five years through ten years	73,168	72,899
Due over ten years	100	97
Total	$237,085	$238,977

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities (continued)

As of March 31, 2014 investment securities with a carrying value of $40.58 million were pledged to collateralize short-term borrowings.

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2014 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

U.S. Treasury	2	$4,869	$(23)	0.47%	-	$-	$-	0.00%	2	$4,869	$(23)	0.47%

State and political subdivisions	166	39,132	(941)	2.40%	34	6,897	(278)	4.03%	200	46,029	(1,219)	2.65%

Other securities (FHLB, FHLMC and FNMA)	9	19,693	(83)	0.42%	2	6,536	(41)	0.63%	11	26,229	(124)	0.47%

Total temporarily impaired securities	177	$63,694	$(1,047)	1.64%	36	$13,433	$(319)	2.37%	213	$77,127	$(1,366)	1.77%

	Less than 12 months				12 months or more				Total
December 31, 2013 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%

U.S. Treasury	-	$-	$-	0.00%	-	$-	$-	0.00%	-	$-	$-	0.00%

State and political subdivisions	164	36,212	(1,259)	3.48%	25	5,565	(261)	4.69%	189	41,777	(1,520)	3.64%

Other securities (FHLB, FHLMC and FNMA)	10	21,810	(149)	0.68%	1	2,557	(21)	0.82%	11	24,367	(170)	0.70%

Total temporarily impaired securities	174	$58,022	$(1,408)	2.43%	26	$8,122	$(282)	3.47%	200	$66,144	$(1,690)	2.56%

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	March 31, 2014	December 31, 2013
	(Amounts In Thousands)

Agricultural	$88,218	$82,138
Commercial and financial	162,855	166,102
Real estate:
Construction, 1 to 4 family residential	28,474	30,309
Construction, land development and commercial	71,356	69,182
Mortgage, farmland	145,620	142,685
Mortgage, 1 to 4 family first liens	610,462	605,687
Mortgage, 1 to 4 family junior liens	105,226	105,785
Mortgage, multi-family	246,089	244,090
Mortgage, commercial	318,830	315,187
Loans to individuals	19,873	19,824
Obligations of state and political subdivisions	53,181	45,167
	$1,850,184	$1,826,156
Net unamortized fees and costs	635	641
	$1,850,819	$1,826,797
Less allowance for loan losses	25,860	25,550
	$1,824,959	$1,801,247

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three months ended March 31, 2014 were as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(100)	(84)	(2)	-	(307)	-	(33)	(526)
Recoveries	3	350	186	-	179	41	32	791
Provision	1,307	(480)	(141)	225	(315)	(564)	13	45

Ending balance	$4,062	$4,519	$2,961	$2,782	$6,621	$4,264	$651	$25,860

Ending balance, individually evaluated for impairment	$3	$14	$14	$-	$58	$208	$-	$297

Ending balance, collectively evaluated for impairment	$4,059	$4,505	$2,947	$2,782	$6,563	$4,056	$651	$25,563

Loans:

Ending balance	$88,218	$162,855	$99,830	$145,620	$715,688	$564,919	$73,054	$1,850,184

Ending balance, individually evaluated for impairment	$274	$2,669	$1,285	$284	$4,011	$17,662	$-	$26,185

Ending balance, collectively evaluated for impairment	$87,944	$160,186	$98,545	$145,336	$711,677	$547,257	$73,054	$1,823,999

Changes in the allowance for loan losses for the three months ended March 31, 2013 were as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)

Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	-	(115)	(208)	-	(249)	(229)	(42)	$(843)
Recoveries	15	251	31	-	77	48	52	$474
Provision	490	(241)	249	319	(640)	(212)	(136)	$(171)

Ending balance	$2,158	$4,468	$3,247	$2,065	$7,276	$4,711	$695	$24,620

Ending balance, individually evaluated for impairment	$-	$30	$73	$-	$94	$242	$1	$440

Ending balance, collectively evaluated for impairment	$2,158	$4,438	$3,174	$2,065	$7,182	$4,469	$694	$24,180

Loans:

Ending balance	$79,819	$157,538	$110,094	$118,223	$678,654	$525,836	$62,005	$1,732,169

Ending balance, individually evaluated for impairment	$-	$2,108	$3,375	$375	$4,677	$18,187	$2	$28,724

Ending balance, collectively evaluated for impairment	$79,819	$155,430	$106,719	$117,848	$673,977	$507,649	$62,003	$1,703,445

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

The following table presents the credit quality indicators by type of loans in each category as of March 31, 2014 and December 31, 2013, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
March 31, 2014
Grade:
Pass	$62,168	$129,582	$23,188	$57,712
Monitor	15,486	13,594	1,784	4,388
Special Mention	909	13,250	2,210	7,412
Substandard	9,655	6,429	1,292	1,844
Total	$88,218	$162,855	$28,474	$71,356

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
March 31, 2014
Grade:
Pass	$128,889	$535,554	$97,673	$196,514
Monitor	12,047	32,744	2,599	30,669
Special Mention	1,608	21,708	2,911	18,054
Substandard	3,076	20,456	2,043	852
Total	$145,620	$610,462	$105,226	$246,089

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
March 31, 2014
Grade:
Pass	$265,192	$19,337	$52,131	$1,567,940
Monitor	32,235	130	1,050	146,726
Special Mention	14,595	292	-	82,949
Substandard	6,808	114	-	52,569
Total	$318,830	$19,873	$53,181	$1,850,184

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial

December 31, 2013
Grade:
Pass	$71,370	$134,605	$26,519	$56,555
Monitor	3,579	12,469	758	3,963
Special Mention	1,076	12,971	2,242	6,854
Substandard	6,113	6,057	790	1,810
Total	$82,138	$166,102	$30,309	$69,182

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family

December 31, 2013
Grade:
Pass	$132,988	$532,921	$98,142	$196,616
Monitor	5,413	30,454	2,273	28,438
Special Mention	1,795	22,097	3,187	18,161
Substandard	2,489	20,215	2,183	875
Total	$142,685	$605,687	$105,785	$244,090

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total

December 31, 2013
Grade:
Pass	$262,252	$19,263	$43,047	$1,574,278
Monitor	30,140	117	1,061	118,665
Special Mention	14,749	316	1,059	84,507
Substandard	8,046	128	-	48,706
Total	$315,187	$19,824	$45,167	$1,826,156

The below are descriptions of the credit quality indicators:

Pass – Pass rated loans are supported by sound payment capacity, are adequately collateralized and have no apparent weaknesses that would affect the full repayment of the loan under the established terms and conditions.

Monitor – Monitor rated loans are supported by adequate payment capacity, are adequately collateralized and are performing according to the established terms and conditions.  However, the loan requires more than average monitoring due to a potential weakness.  The monitor indicator assists the Company in identifying and monitoring loans for which credit quality could deteriorate.  This grade was labeled potential watch in previous reports; the Company changed the label only and has not changed the overall description of the credit quality indicator.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Special Mention – Special mention rated loans are supported by a marginal payment capacity and may be marginally collateralized.  There are identified weaknesses that if not monitored and corrected may adversely affect the Company’s credit position.  A special mention credit would typically have a weakness in one of the general categories (cash flow, collateral position or payment history) but not in all categories.  This grade was labeled watch in previous reports; the Company changed the label only and has not changed the overall description of the credit quality indicator

Substandard – Substandard loans are not adequately supported by the paying capacity of the borrower and may be inadequately collateralized.  These loans have a well-defined weakness or weaknesses.  For these loans, it is more probable than not that the Company could sustain some loss if the deficiency(ies) is not corrected.

Past due loans as of March 31, 2014 and December 31, 2013 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)

March 31, 2014:
Agricultural	$2,124	$-	$-	$2,124	$86,094	$88,218	$-
Commercial and financial	212	58	970	1,240	161,615	162,855	-
Real estate:
Construction, 1 to 4 family residential	-	-	144	144	28,330	28,474	-
Construction, land development and commercial	-	466	731	1,197	70,159	71,356	-
Mortgage, farmland	539	-	-	539	145,081	145,620	-
Mortgage, 1 to 4 family first liens	4,137	406	1,350	5,893	604,569	610,462	419
Mortgage, 1 to 4 family junior liens	106	193	71	370	104,856	105,226	-
Mortgage, multi-family	-	30	-	30	246,059	246,089	-
Mortgage, commercial	183	691	167	1,041	317,789	318,830	-
Loans to individuals	5	-	-	5	19,868	19,873	-
Obligations of state and political subdivisions	-	-	-	-	53,181	53,181	-
	$7,306	$1,844	$3,433	$12,583	$1,837,601	$1,850,184	$419

December 31, 2013:
Agricultural	$8	$10	$-	$18	$82,120	$82,138	$-
Commercial and financial	526	177	951	1,654	164,448	166,102	-
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	30,309	30,309	-
Construction, land development and commercial	276	144	731	1,151	68,031	69,182	-
Mortgage, farmland	108	-	-	108	142,577	142,685	-
Mortgage, 1 to 4 family first liens	4,418	1,649	2,223	8,290	597,397	605,687	959
Mortgage, 1 to 4 family junior liens	835	43	29	907	104,878	105,785	-
Mortgage, multi-family	-	150	-	150	243,940	244,090	-
Mortgage, commercial	1,350	-	493	1,843	313,344	315,187	-
Loans to individuals	7	4	-	11	19,813	19,824	-
Obligations of state and political subdivisions	14	-	-	14	45,153	45,167	-
	$7,542	$2,177	$4,427	$14,146	$1,812,010	$1,826,156	$959

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Certain impaired loan information by loan type at March 31, 2014 and December 31, 2013, was as follows:

	March 31, 2014			December 31, 2013
	Non-accrual loans (1)	Accruing loans past due 90 days or more (2)	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more (2)	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	$-	$-	$274	$-	$-	$120
Commercial and financial	1,077	-	1,592	1,462	-	945
Real estate:
Construction, 1 to 4 family residential	144	-	-	-	-	-
Construction, land development and commercial	1,141	-	-	1,319	-	-
Mortgage, farmland	-	-	284	-	-	284
Mortgage, 1 to 4 family first liens	1,806	419	1,341	2,209	959	1,272
Mortgage, 1 to 4 family junior liens	218	-	227	178	-	-
Mortgage, multi-family	441	-	5,664	456	-	5,608
Mortgage, commercial	1,348	-	10,209	1,568	-	10,146
Loans to individuals	-	-	-	-	-	-
	$6,175	$419	$19,591	$7,192	$959	$18,375

(1)	There were $2.26 million and $2.72 million of TDR loans included within nonaccrual loans as of March 31, 2014 and December 31, 2013, respectively.
(2)	There were no TDR loans within accruing loans past due 90 days or more as of March 31, 2014 and December 31, 2013, respectively.

Loans 90 days or more past due that are still accruing interest decreased $0.54 million from December 31, 2013 to March 31, 2014 due to a decrease in the number of loans past due greater than 90 days. The average accruing loans past due 90 days or more balance was $0.10 million as of March 31, 2014 and $0.08 million as of December 31, 2013.  The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Below is a summary of information for TDR loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Number			Number
	of	Recorded	Commitments	of	Recorded	Commitments
	contracts	investment	outstanding	contracts	investment	outstanding
		(Amounts In Thousands)			(Amounts In Thousands)

Agricultural	3	$274	$35	1	$120	$4
Commercial and financial	17	2,441	246	12	2,214	101
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-	-
Construction, land development and commercial	1	12	-	1	13	-
Mortgage, farmland	1	284	-	1	284	-
Mortgage, 1 to 4 family first liens	13	1,626	-	12	1,697	-
Mortgage, 1 to 4 family junior liens	1	227	72	-	-	177
Mortgage, multi-family	4	6,044	-	3	6,000	-
Mortgage, commercial	11	10,940	-	9	10,766	10
Loans to individuals	-	-	-	-	-	-
	51	$21,848	$353	39	$21,094	$292

The following is a summary of TDR loans that were modified during the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Number	Pre-modification	Post-modification
	of	recorded	recorded
	contracts	investment	investment
		(Amounts In Thousands)

Agricultural	2	$203	$156
Commercial and financial	7	748	748
Real estate:
Mortgage, 1 to 4 family first lien	2	81	81
Mortgage, 1 to 4 family junior liens	1	225	225
Mortgage, multi-family	1	89	89
Mortgage, commercial	2	269	269
	15	$1,615	$1,568

The Company had commitments to lend $0.35 million in additional borrowings to restructured loan customers as of March 31, 2014.  The Company had commitments to lend $0.29 million in additional borrowings to restructured loan customers as of December 31, 2013.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

There were $1.03 million and $0.00 million of TDR loans that were in payment default (defined as past due 90 days or more) as of March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014, TDR loans in payment default consisted of a $0.09 million 1 to 4 family first lien mortgage loan, a $0.17 million commercial mortgage loan and two commercial and financial loans totaling $0.77 million.

Information regarding impaired loans as of and for the three months ended March 31, 2014 is as follows:

	March 31, 2014			Three Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$156	$231	$-	$194	$3
Commercial and financial	1,458	2,912	-	1,459	5
Real estate:
Construction, 1 to 4 family residential	139	140	-	140	-
Construction, land development and commercial	1,146	2,775	-	1,235	-
Mortgage, farmland	-	-	-	-	-
Mortgage, 1 to 4 family first liens	2,262	3,135	-	2,278	5
Mortgage, 1 to 4 family junior liens	218	495	-	219	-
Mortgage, multi-family	529	1,151	-	537	1
Mortgage, commercial	2,186	4,804	-	2,240	11
Loans to individuals	-	20	-	-	-
	$8,094	$15,663	$-	$8,302	$25
With an allowance recorded:
Agricultural	$118	$118	$3	$119	$1
Commercial and financial	1,211	1,210	14	1,256	15
Real estate:
Construction, 1 to 4 family residential	-	-	-	-	-
Construction, land development and commercial	-	-	-	-	-
Mortgage, farmland	284	284	14	284	3
Mortgage, 1 to 4 family first liens	1,304	1,360	56	1,309	16
Mortgage, 1 to 4 family junior liens	227	227	2	226	3
Mortgage, multi-family	5,576	5,576	176	5,592	62
Mortgage, commercial	9,371	9,446	32	9,402	135
Loans to individuals	-	-	-	-	-
	$18,091	$18,221	$297	$18,188	$235
Total:
Agricultural	$274	$349	$3	$313	$4
Commercial and financial	2,669	4,122	14	2,715	20
Real estate:
Construction, 1 to 4 family residential	139	140	-	140	-
Construction, land development and commercial	1,146	2,775	-	1,235	-
Mortgage, farmland	284	284	14	284	3
Mortgage, 1 to 4 family first liens	3,566	4,495	56	3,587	21
Mortgage, 1 to 4 family junior liens	445	722	2	445	3
Mortgage, multi-family	6,105	6,727	176	6,129	63
Mortgage, commercial	11,557	14,250	32	11,642	146
Loans to individuals	-	20	-	-	-
	$26,185	$33,884	$297	$26,490	$260

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Information regarding impaired loans as of December 31, 2013 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$-	$-	$-
Commercial and financial	1,602	3,140	-
Real estate:
Construction, 1 to 4 family residential	1,270	2,974	-
Construction, land development and commercial	140	140	-
Mortgage, farmland	-	-	-
Mortgage, 1 to 4 family first liens	2,597	3,542	-
Mortgage, 1 to 4 family junior liens	177	451	-
Mortgage, multi-family	456	1,068	-
Mortgage, commercial	2,494	5,303	-
Loans to individuals	-	20	-
	$8,736	$16,638	$-
With an allowance recorded:
Agricultural	$120	$120	$3
Commercial and financial	805	838	16
Real estate:
Construction, 1 to 4 family residential	-	-	-
Construction, land development and commercial	-	-	-
Mortgage, farmland	284	284	14
Mortgage, 1 to 4 family first liens	1,768	1,897	66
Mortgage, 1 to 4 family junior liens	-	-	-
Mortgage, multi-family	5,608	5,608	188
Mortgage, commercial	9,205	9,205	17
Loans to individuals	-	-	-
	$17,790	$17,952	$304
Total:
Agricultural	$120	$120	$3
Commercial and financial	2,407	3,978	16
Real estate:
Construction, 1 to 4 family residential	1,270	2,974	-
Construction, land development and commercial	140	140	-
Mortgage, farmland	284	284	14
Mortgage, 1 to 4 family first liens	4,365	5,439	66
Mortgage, 1 to 4 family junior liens	177	451	-
Mortgage, multi-family	6,064	6,676	188
Mortgage, commercial	11,699	14,508	17
Loans to individuals	-	20	-
	$26,526	$34,590	$304

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans (continued)

Impaired loans decreased $0.34 million from December 31, 2013 to March 31, 2014.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.42% of loans held for investment as of March 31, 2014 and 1.45% as of December 31, 2013.  The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $1.02 million from December 31, 2013 to March 31, 2014.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2014 are as follows:

	March 31, 2014
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$89,077	$89,077	$89,077	$-	$-
Investment securities	246,631	246,631	-	246,631	-
Loans held for sale	1,870	1,870		1,870
Loans
Agricultural	84,156	92,990	-	-	92,990
Commercial and financial	158,336	178,080	-	-	178,080
Real estate:
Construction, 1 to 4 family residential	27,463	26,323	-	-	26,323
Construction, land development and commercial	69,406	67,131	-	-	67,131
Mortgage, farmland	142,838	139,387	-	-	139,387
Mortgage, 1 to 4 family first liens	604,761	596,228	-	-	596,228
Mortgage, 1 to 4 family junior liens	104,306	102,898	-	-	102,898
Mortgage, multi-family	244,391	241,548	-	-	241,548
Mortgage, commercial	316,264	312,217	-	-	312,217
Loans to individuals	19,610	19,766	-	-	19,766
Obligations of state and political subdivisions	52,793	53,064	-	-	53,064
Accrued interest receivable	8,751	8,751	-	8,751	-
Total financial instrument assets	$2,170,653	$2,175,961	$89,077	$257,252	$1,829,632
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$245,025	$245,025	$-	$245,025	$-
Interest-bearing deposits	1,529,178	1,533,422	-	1,533,422	-
Short-term borrowings	40,577	40,577	-	40,577	-
Federal Home Loan Bank borrowings	125,000	131,917	-	131,917	-
Accrued interest payable	1,036	1,036	-	1,036	-
Total financial instrument liabilities	$1,940,816	$1,951,977	$-	$1,951,977	$-

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$355,917	$-	$-	$-	$-
Letters of credit	12,954	-	-	-	-
Total financial instrument liabilities with off-balance-sheet risk	$368,871	$-	$-	$-	$-

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2013 are as follows:

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2014.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)

U.S. Treasury	$-	$4,869	$-	$4,869
State and political subdivisions	-	150,541	-	150,541
Other securities (FHLB, FHLMC and FNMA)	-	83,567	-	83,567
Total	$-	$238,977	$-	$238,977

	December 31, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)

U.S. Treasury	$-	$-	$-	$-
State and political subdivisions	-	151,366	-	151,366
Other securities (FHLB, FHLMC and FNMA)	-	87,144	-	87,144
Total	$-	$238,510	$-	$238,510

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2014.

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

	March 31, 2014				Three Months Ended March 31, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)

Loans (4)
Agricultural	$-	$-	$271	$271	$-
Commercial and financial	-	-	2,655	2,655	-
Real Estate:
Construction, 1 to 4 family residential	-	-	125	125	-
Construction, land development and commercial	-	-	1,146	1,146	-
Mortgage, farmland	-	-	284	284	-
Mortgage, 1 to 4 family first liens	-	-	3,510	3,510	15
Mortgage, 1 to 4 family junior liens	-	-	443	443	24
Mortgage, multi-family	-	-	5,929	5,929	-
Mortgage, commercial	-	-	11,525	11,525	100
Loans to individuals	-	-	-	-	-
Foreclosed assets (5)	-	-	20	20	23
Total	$-	$-	$25,908	$25,908	$162

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

	December 31, 2013				Year Ended December 31, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)

Loans (4)
Agricultural	$-	$-	$117	$117	$-
Commercial and financial	-	-	2,391	2,391	53
Real Estate:
Construction, 1 to 4 family residential	-	-	1,270	1,270	-
Construction, land development and commercial	-	-	140	140	-
Mortgage, farmland	-	-	270	270	-
Mortgage, 1 to 4 family first liens	-	-	4,299	4,299	424
Mortgage, 1 to 4 family junior liens	-	-	177	177	59
Mortgage, multi-family	-	-	5,876	5,876	69
Mortgage, commercial	-	-	11,682	11,682	229
Loans to individuals	-	-	-	-	-
Foreclosed assets (5)	-	-	427	427	68
Total	$-	$-	$26,649	$26,649	$902

(1)	Considered Level 1 under ASC 820.
(2)	Considered Level 2 under ASC 820.
(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7.	Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2015.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 354,124 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2014.  Of these 354,124 shares, 6,855 shares were purchased during the quarter ended March 31, 2014, at an average price per share of $75.37.

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $71.09 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$39,106	$38,243
Credit cards	44,896	44,326
Commercial, real estate and home construction	91,511	106,241
Commercial lines and real estate purchase loans	180,404	172,135
Outstanding letters of credit	12,954	11,019

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9.	Income Taxes

Federal income tax expense for the three months ended March 31, 2014 and 2013 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2013, 2012, and 2011 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2013, 2012, and 2011 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2014  and December 31, 2013 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2014, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2015.

Income taxes as a percentage of income before taxes were 26.16% for the three months ended March 31, 2014 and 30.51% for the same period in 2013.  The decrease in the effective tax rate is due to tax-exempt interest income and the relationship to total income before income taxes.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outline collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was not required to pledge any collateral as of March 31, 2014.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of March 31, 2014 and December 31, 2013:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
March 31, 2014
Interest rate swap	$25,000	$2	Other Liabilities	11/9/2020
Interest rate swap	25,000	(312)	Other Liabilities	11/7/2023

December 31, 2013
Interest rate swap	$25,000	$357	Other Assets	11/9/2020
Interest rate swap	25,000	412	Other Assets	11/7/2023

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.   Derivative Financial Instruments (continued)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges as of March 31, 2014 and December 31, 2013:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
March 31, 2014
Interest rate swap	$(219)	Interest Expense	$-	Other Income	$-
Interest rate swap	(447)	Interest Expense	-	Other Income	-

December 31, 2013
Interest rate swap	$220	Interest Expense	$-	Other Income	$-
Interest rate swap	255	Interest Expense	-	Other Income	-

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The effects of recent financial market disruptions, and monetary and other governmental actions designed to address such disruptions.

•	The financial strength of the counterparties with which the Company or the Company’s customers do business and as to which the Company has investment or financial exposure.

•	The credit quality and credit agency ratings of the securities in the Company’s investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the affected securities and the recognition of an impairment loss.

•	The effects of, and changes in, laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters as well as any laws otherwise affecting the Company.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	The timely development and acceptance of products and services, including products and services offered through alternative electronic delivery channels.

•	Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The economic impact of natural disasters, terrorist attacks and military actions.

•	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices that may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of March 31, 2014 and December 31, 2013 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At March 31, 2014, the Bank has seventeen full-service locations.

Net income for the three month period ended March 31, 2014 was $6.74 million compared to $6.81 million for the same three months of 2013, a decrease of 1.03%.  The $0.07 million decrease in net income was caused by a number of factors.  The principal factors in the decrease in net income for the first three months of 2014 are a decrease in noninterest income of $0.67 million, an increase in the provision for loan losses of $0.22 million and an increase in noninterest expenses of $0.22 million.  These changes were offset by an increase in net interest income of $0.44 million and a decrease in income tax expense of $0.60 million.

The Company achieved a return on average assets of 1.22% and a return on average equity of 11.30% for the twelve months ended March 31, 2014, compared to the twelve months ended March 31, 2013, which were 1.25% and 11.81%, respectively.  Dividends of $1.15 per share were paid in January 2014 to 2,204 shareholders.  The 2012 dividend was $1.10 per share.

The Bank’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Bank achieved a net interest margin on a tax-equivalent basis of 3.47% for the three months ended March 31, 2014 compared to 3.59% for the same three months of 2013.  Average earning assets were $2.066 billion in 2013 and $1.967 billion in 2013.

Highlights noted on the balance sheet as of March 31, 2014 for the Company included the following:

•	Total assets were $2.235 billion, an increase of $67.58 million since December 31, 2013.
•	Cash and cash equivalents were $89.08 million, an increase of $45.38 million since December 31, 2013.
•	Net loans were $1.827 billion, an increase of $20.66 million since December 31, 2013. Loans held for sale decreased $3.06 million since December 31, 2013.
•	Deposit growth of $64.33 million since December 31, 2013. Deposit growth included $68.35 million of temporary public funds.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

The following table sets forth the composition of the loan portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)

Agricultural	$88,218	4.77%	$82,138	4.50%
Commercial and financial	162,855	8.80	166,102	9.10
Real estate:
Construction, 1 to 4 family residential	28,474	1.54	30,309	1.66
Construction, land development and commercial	71,356	3.86	69,182	3.79
Mortgage, farmland	145,620	7.87	142,685	7.81
Mortgage, 1 to 4 family first liens	610,462	33.00	605,687	33.16
Mortgage, 1 to 4 family junior liens	105,226	5.69	105,785	5.79
Mortgage, multi-family	246,089	13.30	244,090	13.37
Mortgage, commercial	318,830	17.23	315,187	17.26
Loans to individuals	19,873	1.07	19,824	1.09
Obligations of state and political subdivisions	53,181	2.87	45,167	2.47
	$1,850,184	100.00%	$1,826,156	100.00%
Net unamortized fees and costs	635		641
	$1,850,819		$1,826,797
Less allowance for loan losses	25,860		25,550
	$1,824,959		$1,801,247

Loan demand has been steady and is expected to remain steady or increase throughout the year ended December 31, 2014.  As indicated above growth in the agriculture and obligation of state and political subdivisions loan portfolios as well as real estate loans secured by farmland have been primarily responsible for the increase in total loans.  Management expects overall portfolio loan growth to increase as a result of general improvement in market conditions.

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

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$4,062	15.71%	4.77%	$2,852	11.17%	4.50%
Commercial and financial	4,519	17.47	8.80	4,733	18.52	9.10
Real estate:
Construction, 1 to 4 family residential	1,011	3.91	1.54	1,011	3.96	1.66
Construction, land development and commercial	1,950	7.54	3.86	1,907	7.46	3.79
Mortgage, farmland	2,782	10.76	7.87	2,557	10.01	7.81
Mortgage, 1 to 4 family first liens	5,701	22.04	33.00	6,101	23.87	33.16
Mortgage, 1 to 4 family junior liens	920	3.56	5.69	963	3.77	5.79
Mortgage, multi-family	1,698	6.57	13.30	2,064	8.08	13.37
Mortgage, commercial	2,566	9.92	17.23	2,723	10.66	17.26
Loans to individuals	263	1.02	1.07	369	1.44	1.09
Obligations of state and political subdivisions	388	1.50	2.87	270	1.06	2.47
	$25,860	100.00%	100.00%	$25,550	100.00%	100.00%

The allowance for loan losses totaled $25.86 million at March 31, 2014 compared to $25.55 million at December 31, 2013.  The percentage of the allowance to outstanding loans was 1.40% and 1.40% at March 31, 2014 and December 31, 2013, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2014 is the result of an increase in the size of the Company’s loan portfolio as well as a change in the composition and allocation of loans within credit quality ratings.

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

Management has determined that the allowance for loan losses was appropriate at March 31, 2014, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $0.47 million from December 31, 2013 to March 31, 2014.  The fair value of securities available for sale was $1.89 million more than the amortized cost of such securities as of March 31, 2014.  At December 31, 2013, the fair value of the securities available for sale was $1.81 million more than the amortized cost of such securities.

Deposit growth was $64.33 million in the first three months of 2014.  Deposit growth included $68.35 million of temporary public funds.  These temporary public funds are also included in the increase in cash and cash equivalents for the first three months of 2014.  Repurchase agreements decreased $1.44 million in the same period.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $55.82 million as of March 31, 2014 with an average rate of 0.43%.  Brokered deposits were $57.77 million as of December 31, 2013 with an average interest rate of 0.44%.  As of March 31, 2014 and December 31, 2013, brokered deposits were 3.15% and 3.38% of total deposits, respectively.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividends and Equity

In January 2014, Hills Bancorporation paid a dividend of $5.42 million or $1.15 per share.  The dividend was $1.10 per share in January 2013.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2014 totaled $243.84 million.  Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 16.23% and 16.19% as of March 31, 2014 and December 31, 2013, respectively.  The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 17.48% and 17.44% as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.

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

Net Income Overview

Net income decreased $0.07 million for the three months ended March 31, 2014 compared to the first three months of 2013.  Total net income was $6.74 million in 2014 and $6.81 million in the comparable period in 2013, a decrease of 1.03%.  The changes in net income in 2014 from the first three months of 2013 were primarily the result of the following:

•	Net interest income increased by $0.44 million, before provision expense, primarily as a result of total interest expense reductions significantly outpacing reductions in total interest income.
•	The provision for loan losses increased by $0.22 million.
•	Noninterest income decreased by $0.67 million.
•	Noninterest expenses increased by $0.22 million.
•	Income tax expense decreased by $0.60 million.

For the three-month periods ended March 31, 2014 and 2013, basic earnings per share were $1.43 and $1.44, respectively. Diluted earnings per share were $1.43 for the three months ended March 31, 2014 compared to $1.44 for the same period in 2013.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average earnings assets.  Net interest income of $17.02 million for the first three months of 2014 was derived from the Company’s $2.066 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.47%.  Average earning assets in the three months ended March 31, 2013 were $1.967 billion and the tax-equivalent net interest margin was 3.59%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $0.52 million change in income before income taxes in the three month period ended March 31, 2014.  Net interest income for the Company decreased due to the decrease in the interest rates on average earning assets.  The Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.827 billion at March 31, 2014.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was an expense of $0.05 million in 2014 compared to a reduction of expense of $0.17 million in 2013.  The Company believes that the provision for loan losses will continue to increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio as well as stabilization of credit quality.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $2.39 million and $2.99 million for the three months ended March 31, 2014 and 2013, respectively.  Income taxes as a percentage of income before taxes were 26.16% in 2014 and 30.51% in 2013.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended March 31, 2014 and 2013

Net Interest Income

Net interest income increased for the three months ended March 31, 2014 compared to the comparable period in 2013.  The increase was primarily the result of a decrease in net interest expense due to the mix of interest bearing liabilities of the bank as well as a reduction in dollar amount and rate on time deposits.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the first three months of 2014 was 3.47% compared to 3.59% in 2013 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2014 compared to the comparable period in 2013 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change

	(Amounts in Thousands)

Interest income:
Loans, net	$101,393	(0.30)%	$1,180	$(1,347)	$(167)
Taxable securities	(4,775)	(0.27)	(18)	(62)	(80)
Nontaxable securities	18,880	(0.54)	191	(201)	(10)
Federal funds sold	(16,564)	0.01	(11)	-	(11)
	$98,934		$1,342	$(1,610)	$(268)

Interest expense:
Interest-bearing demand deposits	$35,726	(0.04)%	$(19)	$43	$24
Savings deposits	87,582	(0.01)	(50)	8	(42)
Time deposits	(56,283)	(0.21)	244	270	514
Short-term borrowings	1,465	(0.04)	(2)	4	2
FHLB borrowings	-	-	-	-	-
Interest-bearing other liabilities	(55)	(1.73)	-	12	12
	$68,435		$173	$337	$510
Change in net interest income			$1,515	$(1,273)	$242

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2014	2013

Yield on average interest-earning assets	4.22%	4.49%
Rate on average interest-bearing liabilities	0.95	1.13
Net interest spread	3.27%	3.36%
Effect of noninterest-bearing funds	0.20	0.23
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.47%	3.59%

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended March 31, 2014 and 2013

Net Interest Income (continued)

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met three times during the first three months of 2014.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2014, the rate indexes for the one, three and five year indexes were 0.14%, 0.85% and 1.67%, respectively.  The one year index decreased 6.67% from 0.15% at March 31, 2013, the three year index increased 223.68% and the five year index increased 208.75%.  The three year index was 0.38% and the five year index was 0.80% at March 31, 2013.  The targeted federal funds rate was 0.25% at March 31, 2014 and 2013.  The Company anticipates gradual increases in the indexes for 2014.

Provision for Loan Losses

The provision for loan losses was an expense of $0.05 million in 2014 compared to a reduction of expense of $0.17 million in 2013, an increase of $0.22 million.  The loan loss provision is the amount necessary to adjust the allowance to the level considered appropriate by management.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The increase in expense in 2014 is the result of an increase in loan volume as well as a change in the composition and allocation of balances within the credit quality ratings.

The allowance for loan losses increased $0.31 million during the first three months of 2014.  In the first three months of 2014, there was a decrease of $0.33 million due to the volume and composition of loans outstanding and a $0.64 million increase in the amount allocated to the allowance due to a combination of deterioration in credit quality and charge-offs.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2014 and 2013, recoveries were $0.79 million and $0.48 million, respectively; and charge-offs were $0.53 million in 2014 and $0.84 million in 2013.  The allowance for loan losses totaled $25.86 million at March 31, 2014 compared to $25.55 million at December 31, 2013.  The allowance represented 1.40% and 1.40% of loans held for investment at March 31, 2014 and December 31, 2013, respectively.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended March 31, 2014 and 2013

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Amounts in thousands)

Net gain on sale of loans	$111	$741	$(630)	(85.02)%
Trust fees	1,460	1,260	200	15.87
Service charges and fees	1,837	2,114	(277)	(13.10)
Rental revenue on tax credit real estate	357	319	38	11.91
Net gain on sale of other real estate owned and other reposessed assets	72	40	32	80.00
Other noninterest income	584	614	(30)	(4.89)
	$4,421	$5,088	$(667)	(13.11)

Loans originated for sale in the first three months of 2014 totaled $16.52 million compared to $59.08 million in the same period in 2013, a decrease of 72.04%.  In the three months ended March 31, 2014 and 2013, the net gain on sale of loans was $0.11 million and $0.74 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.20 million in the first three months of 2014 as a result of assets under management increasing to $1.219 billion as of March 31, 2014 from $1.168 billion as of March 31, 2013 due to market conditions and new trust relationships.

Service charges and fees decreased $0.28 million in the first three months of 2014 from their level for the comparable period in 2013.  Credit card merchant fees are included in service charges and fees, and that component decreased during the same period by $0.33 million due to a change to an agent program utilized by the Bank.  This decrease was offset by an increase of $0.05 million in credit card, debit card and POS Pin interchange income due to increased volume in transactions during the period.

The net gain on sale of other real estate owned and other repossessed assets increased $0.03 million to a net gain of $0.07 million for the three months ended March 31, 2014.  The total net gain on sale of other real estate owned for the three months ended March 31, 2014 consisted of a $0.09 million net gain on the sale of 3 properties offset by a $0.02 million fair market value adjustment on one property.  During the same period in 2013, the gain consisted of a $0.04 net gain on sale of one property within other real estate owned.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Discussion of operations for the three months ended March 31, 2014 and 2013

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Amounts in thousands)

Salaries and employee benefits	$6,257	$5,963	$294	4.93%
Occupancy	1,009	942	67	7.11
Furniture and equipment	1,231	1,281	(50)	(3.90)
Office supplies and postage	382	382	-	-
Advertising and business development	628	620	8	1.29
Outside services	1,535	1,800	(265)	(14.72)
Rental expenses on tax credit real estate	530	344	186	54.07
FDIC insurance assessment	270	261	9	3.45
Other noninterest expense	416	440	(24)	(5.45)
	$12,258	$12,033	$225	1.87

Outside services expenses decreased $0.27 million in the first three months of 2014 from their level for the comparable period in 2013.  Merchant card processing charges are included in outside services expense, and that component decreased during the same period by $0.31 million due to a change to an agent program utilized by the Bank.  Most other noninterest expense categories experienced marginal period-to-period increases for the three months ended March 31, 2014.

Income Taxes

Federal and state income tax expenses were $2.39 million and $2.99 million for the three months ended March 31, 2014 and 2013, respectively.  Income taxes as a percentage of income before taxes were 26.16% in 2014 and 30.51% in 2013.

Index
HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.69% of the Company’s total assets at March 31, 2014, compared to 11.00% at December 31, 2013.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2014, the Company had borrowed $125 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $428.06 million at March 31, 2014.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $205.49 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2014.

As of March 31, 2014, investment securities with a carrying value of $40.58 million were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2013, investment securities with a carrying value of $42.02 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index
HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some of which seek substantial relief or damages.  While the ultimate outcome of such legal proceedings cannot be predicted with certainty, after reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	2,295	$75.00	349,564	400,436
February 1 to February 28	2,216	75.17	351,780	398,220
March 1 to March 31	2,344	75.92	354,124	395,876
Total	6,855	$75.37	354,124	395,876

(1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors authorized the 2005 Stock Repurchase Program through December 31, 2015. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

During the first three months of 2014, the Company issued 127 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued to officers of the company for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Index
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

HILLS BANCORPORATION

Date: May 9, 2014	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date: May 9, 2014	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index
HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2014

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2014 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	54-55

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	56