Form 10-Q
period 2014-06-30
HILLS BANCORPORATION
filed 2014-08-05
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	July 31, 2014

Common Stock, no par value	4,705,312

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Cash and cash equivalents	$30,136	$43,702
Investment securities available for sale at fair value (amortized cost June 30, 2014 $237,172; December 31, 2013 $236,702)	239,805	238,510
Stock of Federal Home Loan Bank	7,653	7,579
Loans held for sale	7,959	4,927
Loans, net of allowance for loan losses (June 30, 2014 $25,350; December 31, 2013 $25,550)	1,862,332	1,801,247
Property and equipment, net	28,827	29,836
Tax credit real estate	17,735	18,180
Accrued interest receivable	8,251	7,676
Deferred income taxes, net	9,230	8,605
Other real estate	1,533	541
Goodwill	2,500	2,500
Other assets	3,856	4,492
Total Assets	$2,219,817	$2,167,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$261,565	$256,788
Interest-bearing deposits	1,464,759	1,453,089
Total deposits	$1,726,324	$1,709,877
Short-term borrowings	68,572	42,016
Federal Home Loan Bank borrowings	125,000	125,000
Accrued interest payable	930	1,102
Other liabilities	19,142	16,437
Total Liabilities	$1,939,968	$1,894,432

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$31,405	$29,574

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 10,000,000 shares; issued June 30, 2014 5,079,719 shares; December 31, 2013 5,074,894 shares	$—	$—
Paid in capital	42,550	42,194
Retained earnings	258,875	250,370
Accumulated other comprehensive income	755	1,591
Unearned ESOP shares	(1,008)	(1,008)
Treasury stock at cost (June 30, 2014 367,498 shares; December 31, 2013 347,269 shares)	(21,323)	(19,784)
Total Stockholders' Equity	$279,849	$273,363
Less maximum cash obligation related to ESOP shares	31,405	29,574
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$248,444	$243,789
Total Liabilities & Stockholders' Equity	$2,219,817	$2,167,795

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$20,350	$19,747	$40,099	$39,467
Investment securities:
Taxable	270	304	540	654
Nontaxable	837	831	1,673	1,674
Federal funds sold	16	25	26	46
Total interest income	$21,473	$20,907	$42,338	$41,841
Interest expense:
Deposits	$2,322	$2,839	$4,791	$5,804
Short-term borrowings	44	44	47	61
FHLB borrowings	1,394	1,394	2,772	2,772
Total interest expense	$3,760	$4,277	$7,610	$8,637
Net interest income	$17,713	$16,630	$34,728	$33,204
Provision for loan losses	(246)	(250)	(201)	(421)
Net interest income after provision for loan losses	$17,959	$16,880	$34,929	$33,625
Noninterest income:
Net gain on sale of loans	$189	$521	$300	$1,262
Trust fees	1,439	1,295	2,899	2,555
Service charges and fees	2,012	2,262	3,849	4,376
Rental revenue on tax credit real estate	378	397	735	716
Net gain on sale of other real estate owned and other repossessed assets	168	110	240	150
Other noninterest income	761	734	1,345	1,348
	$4,947	$5,319	$9,368	$10,407

Noninterest expenses:
Salaries and employee benefits	$6,385	$6,191	$12,642	$12,154
Occupancy	944	931	1,953	1,873
Furniture and equipment	1,242	1,186	2,473	2,467
Office supplies and postage	385	386	767	766
Advertising and business development	813	651	1,441	1,271
Outside services	1,673	1,768	3,208	3,570
Rental expenses on tax credit real estate	553	613	1,083	957
FDIC insurance assessment	271	270	541	531
Other noninterest expense	271	426	687	866
	$12,537	$12,422	$24,795	$24,455
Income before income taxes	$10,369	$9,777	$19,502	$19,577
Income taxes	3,188	2,863	5,577	5,853
Net income	$7,181	$6,914	$13,925	$13,724

Earnings per share:
Basic	$1.53	$1.47	$2.96	$2.91
Diluted	$1.53	$1.47	$2.96	$2.91

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$7,181	$6,914	$13,925	$13,724

Other comprehensive loss
Securities:
Net change in unrealized gain (loss) on securities available for sale	$741	$(4,537)	$825	$(5,320)
Reclassification adjustment for net gains realized in net income	—	—	—	(17)
Income taxes	(283)	1,735	(315)	2,041
Other comprehensive income (loss) on securities available for sale	$458	$(2,802)	$510	$(3,296)
Derivatives used in cash flow hedging relationships:
Unrealized loss on derivatives	$(1,100)	$—	$(2,179)	$—
Income taxes	420	—	833	—
Other comprehensive loss on cash flow hedges	$(680)	$—	$(1,346)	$—

Other comprehensive loss, net of tax	$(222)	$(2,802)	$(836)	$(3,296)

Comprehensive income	$6,959	$4,112	$13,089	$10,428

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2012	$42,241	$229,625	$3,955	$(1,513)	$(18,397)	$(30,715)	$225,196
Issuance of 5,310 shares of common stock	203	—	—	—	—	—	203
Issuance of 1,040 shares of common stock under the employee stock purchase plan	72	—	—	—	—	—	72
Unearned restricted stock compensation	(702)	—	—	—	—	—	(702)
Forfeiture of 375 shares of common stock	(25)	—	—	—	—	—	(25)
Share-based compensation	14	—	—	—	—	—	14
Income tax benefit related to share-based compensation	73	—	—	—	—	—	73
Change related to ESOP shares	—	—	—	—	—	2,993	2,993
Net income	—	13,724	—	—	—	—	13,724
Cash dividends ($1.10 per share)	—	(5,186)	—	—	—	—	(5,186)
Purchase of 9,393 shares of common stock	—	—	—	—	(670)	—	(670)
Other comprehensive loss	—	—	(3,296)	—	—	—	(3,296)
Balance, June 30, 2013	$41,876	$238,163	$659	$(1,513)	$(19,067)	$(27,722)	$232,396

Balance, December 31, 2013	$42,194	$250,370	$1,591	$(1,008)	$(19,784)	$(29,574)	$243,789
Issuance of 4,233 shares of common stock	200	—	—	—	—	—	200
Issuance of 1,026 shares of common stock under the employee stock purchase plan	76	—	—	—	—	—	76
Unearned restricted stock compensation	46	—	—	—	—	—	46
Forfeiture of 434 shares of common stock	(31)	—	—	—	—	—	(31)
Share-based compensation	14	—	—	—	—	—	14
Income tax benefit related to share-based compensation	51	—	—	—	—	—	51
Change related to ESOP shares	—	—	—	—	—	(1,831)	(1,831)
Net income	—	13,925	—	—	—	—	13,925
Cash dividends ($1.15 per share)	—	(5,420)	—	—	—	—	(5,420)
Purchase of 20,229 shares of common stock	—	—	—	—	(1,539)	—	(1,539)
Other comprehensive loss	—	—	(836)	—	—	—	(836)
Balance, June 30, 2014	$42,550	$258,875	$755	$(1,008)	$(21,323)	$(31,405)	$248,444

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$13,925	$13,724
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,361	1,451
Provision for loan losses	(201)	(421)
Net gain on sale of investment securities	—	(17)
Share-based compensation	14	14
Forfeiture of common stock	(31)	(25)
Compensation expensed through issuance of common stock	175	126
Excess tax benefits from share-based compensation	(51)	(73)
Provision for deferred income taxes	(107)	198
Net gain on sale of other real estate owned and other repossessed assets	(240)	(150)
Increase in accrued interest receivable	(575)	(361)
Amortization of discount on investment securities, net	433	565
Decrease in prepaid FDIC insurance	—	2,957
(Increase) decrease in other assets	(82)	3,153
Increase (decrease) in accrued interest payable and other liabilities	1,170	(84)
Loans originated for sale	(49,191)	(136,340)
Proceeds on sales of loans	46,459	139,810
Net gain on sales of loans	(300)	(1,262)
Net cash and cash equivalents provided by operating activities	$12,759	$23,265

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$37,774	$14,920
Proceeds from sales of investment securities available for sale	—	566
Purchases of investment securities available for sale	(38,752)	(19,822)
Loans made to customers, net of collections	(62,599)	(20,943)
Proceeds on sale of other real estate owned and other repossessed assets	963	896
Purchases of property and equipment	(352)	(862)
Income from tax credit real estate, net	445	192
Net cash and cash equivalents used in investing activities	$(62,521)	$(25,053)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$16,447	$(24,397)
Net increase (decrease) in short-term borrowings	26,556	(7,856)
Stock options exercised	101	149
Excess tax benefits related to share-based compensation	51	73
Purchase of treasury stock	(1,539)	(670)
Dividends paid	(5,420)	(5,186)
Net cash and cash equivalents provided by (used in) financing activities	$36,196	$(37,887)

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2014	2013
Decrease in cash and cash equivalents	$(13,566)	$(39,675)
Cash and cash equivalents:
Beginning of year	43,702	63,582
End of period	$30,136	$23,907

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$4,963	$5,987
Interest paid on other obligations	2,819	2,833
Income taxes paid	5,268	3,974

Noncash activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$1,831	$(2,993)
Transfers to other real estate owned	1,715	467

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

Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2013 filed with the Securities Exchange Commission on March 11, 2014.  The consolidated balance sheet as of December 31, 2013, has been derived from the audited consolidated financial statements for that period.

The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards:

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects", to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures.  The objective of this standard is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in the standard permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The standard will be effective for the Company beginning January 1, 2015; however, early adoption is permitted.  The Company does have significant investments in such qualified affordable housing projects and is currently reviewing the provisions of this standard to determine what, if any, impacts it may have on the Company’s financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  ASU 2014-4 clarifies that an in substance foreclosure repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additional disclosures are required.  ASU 2014-4 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014.  The adoption of ASU 2014-4 by the Company is not expected to have a material impact.

In May 2014, The FASB and International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For financial institutions, significant changes are not expected given that most financial instruments are not in the scope of the accounting standard update. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently reviewing the provisions of this standard to determine the application to financial institutions. The adoption of ASU 2014-09 by the Company is not expected to have a material impact.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common shares outstanding at the beginning of the period	4,708,576	4,714,694	4,711,995	4,712,328
Weighted average number of net shares (redeemed) issued	(6,471)	(1,842)	(5,696)	1,523
Weighted average shares outstanding (basic)	4,702,105	4,712,852	4,706,299	4,713,851
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	2,060	3,327	2,425	3,981
Weighted average number of shares (diluted)	4,704,165	4,716,179	4,708,724	4,717,832
Net income (In thousands)	$7,181	$6,914	$13,925	$13,724
Earnings per share:
Basic	$1.53	$1.47	$2.96	$2.91
Diluted	$1.53	$1.47	$2.96	$2.91

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income

The following table summarizes the changes in the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$2,633	$1,808
Net unrealized (loss) gain on derivatives used for cash flow hedges	(1,410)	769
Tax effect	(468)	(986)
Net-of-tax amount	$755	$1,591

Amounts reclassified from AOCI and the affected line items in the statement of income during the three and six months ended June 30, 2014 and 2013, were as follows:

	Amounts reclassifed from AOCI
	Three Months Ended June 30,
	2014	2013	Affected Line Item in the Statements of Income
	(amounts in thousands)
Unrealized gains on available-for-sale securities	$—	$—	Other noninterest income
Tax effect	—	—	Tax (expense) benefit
Total reclassification out of AOCI	$—	$—

	Six Months Ended June 30,
	2014	2013	Affected Line Item in the Statements of Income
	(amounts in thousands)
Unrealized gains on available-for-sale securities	$—	$17	Other noninterest income
Tax effect	—	(7)	Tax (expense) benefit
Total reclassification out of AOCI	$—	$10

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at June 30, 2014 and December 31, 2013 are summarized in the following table (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$12,358	5.15%	$—	—%
State and political subdivisions	151,954	63.37	151,366	63.46
Other securities (FHLB, FHLMC and FNMA)	75,493	31.48	87,144	36.54
Total securities available for sale	$239,805	100.00%	$238,510	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2014 or December 31, 2013. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of June 30, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2014:
U.S. Treasury	$12,363	$14	$(19)	$12,358
State and political subdivisions	149,511	3,078	(635)	151,954
Other securities (FHLB, FHLMC and FNMA)	75,298	264	(69)	75,493
Total	$237,172	$3,356	$(723)	$239,805
December 31, 2013:
U.S. Treasury	$—	$—	$—	$—
State and political subdivisions	149,704	3,182	(1,520)	151,366
Other securities (FHLB, FHLMC and FNMA)	86,998	316	(170)	87,144
Total	$236,702	$3,498	$(1,690)	$238,510

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2014, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$35,796	$36,056
Due after one year through five years	135,486	137,795
Due after five years through ten years	65,890	65,954
Due over ten years	—	—
Total	$237,172	$239,805

As of June 30, 2014 investment securities with a carrying value of $68.57 million were pledged to collateralize short-term borrowings.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2014 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	3	$7,414	$(19)	0.26%	—	$—	$—	—%	3	$7,414	$(19)	0.26%

State and political subdivisions	66	16,971	(116)	0.68%	111	24,089	(519)	2.15%	177	41,060	(635)	1.55%

Other securities (FHLB, FHLMC and FNMA)	5	10,525	(30)	0.29%	3	8,351	(39)	0.47%	8	18,876	(69)	0.37%

Total temporarily impaired securities	74	$34,910	$(165)	0.47%	114	$32,440	$(558)	1.72%	188	$67,350	$(723)	1.07%

	Less than 12 months				12 months or more				Total
December 31, 2013 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

State and political subdivisions	164	36,212	(1,259)	3.48%	25	5,565	(261)	4.69%	189	41,777	(1,520)	3.64%

Other securities (FHLB, FHLMC and FNMA)	10	21,810	(149)	0.68%	1	2,557	(21)	0.82%	11	24,367	(170)	0.70%

Total temporarily impaired securities	174	$58,022	$(1,408)	2.43%	26	$8,122	$(282)	3.47%	200	$66,144	$(1,690)	2.56%

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	June 30, 2014	December 31, 2013
	(Amounts In Thousands)
Agricultural	$85,204	$82,138
Commercial and financial	178,227	166,102
Real estate:
Construction, 1 to 4 family residential	33,942	30,309
Construction, land development and commercial	76,735	69,182
Mortgage, farmland	144,050	142,685
Mortgage, 1 to 4 family first liens	628,914	605,687
Mortgage, 1 to 4 family junior liens	107,949	105,785
Mortgage, multi-family	237,919	244,090
Mortgage, commercial	318,142	315,187
Loans to individuals	20,874	19,824
Obligations of state and political subdivisions	55,069	45,167
	$1,887,025	$1,826,156
Net unamortized fees and costs	657	641
	$1,887,682	$1,826,797
Less allowance for loan losses	25,350	25,550
	$1,862,332	$1,801,247

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30, 2014
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$4,062	$4,519	$2,961	$2,782	$6,621	$4,264	$651	$25,860
Charge-offs	(25)	(370)	(245)	—	(185)	(48)	(173)	(1,046)
Recoveries	2	259	88	—	273	119	41	782
Provision	(1,003)	424	627	(33)	122	(596)	213	(246)

Ending balance	$3,036	$4,832	$3,431	$2,749	$6,831	$3,739	$732	$25,350

	Six Months Ended June 30, 2014
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(125)	(455)	(247)	—	(492)	(48)	(205)	(1,572)
Recoveries	5	609	274	—	452	160	73	1,573
Provision	304	(55)	486	192	(193)	(1,160)	225	(201)

Ending balance	$3,036	$4,832	$3,431	$2,749	$6,831	$3,739	$732	$25,350

Ending balance, individually evaluated for impairment	$3	$11	$28	$15	$23	$14	$—	$94

Ending balance, collectively evaluated for impairment	$3,033	$4,821	$3,403	$2,734	$6,808	$3,725	$732	$25,256

Loans:

Ending balance	$85,204	$178,227	$110,677	$144,050	$736,863	$556,061	$75,943	$1,887,025

Ending balance, individually evaluated for impairment	$292	$2,585	$846	$387	$4,087	$18,021	$—	$26,218

Ending balance, collectively evaluated for impairment	$84,912	$175,642	$109,831	$143,663	$732,776	$538,040	$75,943	$1,860,807

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three and six months ended June 30, 2013 were as follows:

	Three Months Ended June 30, 2013
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,158	$4,468	$3,247	$2,065	$7,276	$4,711	$695	$24,620
Charge-offs	—	(380)	(12)	—	(298)	(54)	(82)	(826)
Recoveries	3	301	135	—	272	107	38	856
Provision	218	489	(382)	85	(266)	(394)	—	(250)

Ending balance	$2,379	$4,878	$2,988	$2,150	$6,984	$4,370	$651	$24,400

	Six Months Ended June 30, 2013
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	—	(495)	(220)	—	(548)	(283)	(124)	$(1,670)
Recoveries	18	552	166	—	349	156	90	$1,331
Provision	708	248	(133)	404	(905)	(607)	(136)	$(421)

Ending balance	$2,379	$4,878	$2,988	$2,150	$6,984	$4,370	$651	$24,400

Ending balance, individually evaluated for impairment	$3	$22	$9	$9	$76	$237	$—	$356

Ending balance, collectively evaluated for impairment	$2,376	$4,856	$2,979	$2,141	$6,908	$4,133	$651	$24,044

Loans:

Ending balance	$76,419	$170,985	$105,458	$126,767	$678,185	$522,379	$61,498	$1,741,691

Ending balance, individually evaluated for impairment	$125	$2,057	$2,630	$540	$4,228	$18,442	$—	$28,022

Ending balance, collectively evaluated for impairment	$76,294	$168,928	$102,828	$126,227	$673,957	$503,937	$61,498	$1,713,669

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of June 30, 2014 and December 31, 2013, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
June 30, 2014
Grade:
Pass	$60,842	$139,704	$28,002	$59,506
Monitor	12,688	19,311	2,318	6,255
Special Mention	8,167	12,017	1,685	9,592
Substandard	3,507	7,195	1,937	1,382
Total	$85,204	$178,227	$33,942	$76,735

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
June 30, 2014
Grade:
Pass	$126,967	$550,560	$100,399	$191,591
Monitor	11,344	39,276	2,779	33,143
Special Mention	1,632	19,740	2,659	12,359
Substandard	4,107	19,338	2,112	826
Total	$144,050	$628,914	$107,949	$237,919

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
June 30, 2014
Grade:
Pass	$266,939	$20,269	$54,030	$1,598,809
Monitor	32,446	191	1,039	160,790
Special Mention	11,944	274	—	80,069
Substandard	6,813	140	—	47,357
Total	$318,142	$20,874	$55,069	$1,887,025

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
December 31, 2013
Grade:
Pass	$71,370	$134,605	$26,519	$56,555
Monitor	3,579	12,469	758	3,963
Special Mention	1,076	12,971	2,242	6,854
Substandard	6,113	6,057	790	1,810
Total	$82,138	$166,102	$30,309	$69,182

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
December 31, 2013
Grade:
Pass	$132,988	$532,921	$98,142	$196,616
Monitor	5,413	30,454	2,273	28,438
Special Mention	1,795	22,097	3,187	18,161
Substandard	2,489	20,215	2,183	875
Total	$142,685	$605,687	$105,785	$244,090

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
December 31, 2013
Grade:
Pass	$262,252	$19,263	$43,047	$1,574,278
Monitor	30,140	117	1,061	118,665
Special Mention	14,749	316	1,059	84,507
Substandard	8,046	128	—	48,706
Total	$315,187	$19,824	$45,167	$1,826,156

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of June 30, 2014 and December 31, 2013 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2014:
Agricultural	$8	$—	$—	$8	$85,196	$85,204	$—
Commercial and financial	350	74	952	1,376	176,851	178,227	—
Real estate:
Construction, 1 to 4 family residential	484	—	—	484	33,458	33,942	—
Construction, land development and commercial	1,244	—	144	1,388	75,347	76,735	—
Mortgage, farmland	147	310	105	562	143,488	144,050	105
Mortgage, 1 to 4 family first liens	476	1,814	1,179	3,469	625,445	628,914	367
Mortgage, 1 to 4 family junior liens	360	444	—	804	107,145	107,949	—
Mortgage, multi-family	26	—	—	26	237,893	237,919	—
Mortgage, commercial	121	178	1,089	1,388	316,754	318,142	—
Loans to individuals	12	—	—	12	20,862	20,874	—
Obligations of state and political subdivisions	—	—	—	—	55,069	55,069	—
	$3,228	$2,820	$3,469	$9,517	$1,877,508	$1,887,025	$472

December 31, 2013:
Agricultural	$8	$10	$—	$18	$82,120	$82,138	$—
Commercial and financial	526	177	951	1,654	164,448	166,102	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	30,309	30,309	—
Construction, land development and commercial	276	144	731	1,151	68,031	69,182	—
Mortgage, farmland	108	—	—	108	142,577	142,685	—
Mortgage, 1 to 4 family first liens	4,418	1,649	2,223	8,290	597,397	605,687	959
Mortgage, 1 to 4 family junior liens	835	43	29	907	104,878	105,785	—
Mortgage, multi-family	—	150	—	150	243,940	244,090	—
Mortgage, commercial	1,350	—	493	1,843	313,344	315,187	—
Loans to individuals	7	4	—	11	19,813	19,824	—
Obligations of state and political subdivisions	14	—	—	14	45,153	45,167	—
	$7,542	$2,177	$4,427	$14,146	$1,812,010	$1,826,156	$959

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at June 30, 2014 and December 31, 2013, was as follows:

	June 30, 2014			December 31, 2013
	Non-accrual loans (1)	Accruing loans past due 90 days or more (2)	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more (2)	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$—	$—	$291	$—	$—	$120
Commercial and financial	1,068	—	1,518	1,462	—	945
Real estate:
Construction, 1 to 4 family residential	144	—	170	—	—	—
Construction, land development and commercial	359	—	173	1,319	—	—
Mortgage, farmland	—	105	282	—	—	284
Mortgage, 1 to 4 family first liens	1,905	367	1,421	2,209	959	1,272
Mortgage, 1 to 4 family junior liens	394	—	—	178	—	—
Mortgage, multi-family	424	—	5,627	456	—	5,608
Mortgage, commercial	1,914	—	10,056	1,568	—	10,146
Loans to individuals	—	—	—	—	—	—
	$6,208	$472	$19,538	$7,192	$959	$18,375

(1)	There were $2.42 million and $2.72 million of TDR loans included within nonaccrual loans as of June 30, 2014 and December 31, 2013, respectively.

(2)	There were no TDR loans within accruing loans past due 90 days or more as of June 30, 2014 and December 31, 2013, respectively.

Loans 90 days or more past due that are still accruing interest decreased $0.49 million from December 31, 2013 to June 30, 2014 due to a decrease in the number of loans past due greater than 90 days. The average accruing loans past due 90 days or more balance was $0.09 million as of June 30, 2014 and $0.08 million as of December 31, 2013.  The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	4	$291	$252	1	$120	$4
Commercial and financial	15	2,361	149	12	2,214	101
Real estate:
Construction, 1 to 4 family residential	1	170	—	—	—	—
Construction, land development and commercial	1	173	—	1	13	—
Mortgage, farmland	1	282	—	1	284	—
Mortgage, 1 to 4 family first liens	14	225	—	12	1,697	—
Mortgage, 1 to 4 family junior liens	1	1,701	—	—	—	177
Mortgage, multi-family	4	5,992	—	3	6,000	—
Mortgage, commercial	10	10,758	—	9	10,766	10
Loans to individuals	—	—	—	—	—	—
	51	$21,953	$401	39	$21,094	$292

The following is a summary of TDR loans that were modified during the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	1	$40	$40	3	$243	$196
Commercial and financial	1	63	63	7	775	775
Real estate:
Construction, 1 to 4 family residential	1	170	170	1	170	170
Construction, land development and commercial	1	184	173	1	184	173
Mortgage, 1 to 4 family first lien	1	100	100	3	181	181
Mortgage, 1 to 4 family junior liens	—	—	—	1	225	225
Mortgage, multi-family	—	—	—	1	89	89
Mortgage, commercial	—	—	—	2	269	269
	5	$557	$546	19	$2,136	$2,078

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.40 million in additional borrowings to restructured loan customers as of June 30, 2014.  The Company had commitments to lend $0.29 million in additional borrowings to restructured loan customers as of December 31, 2013.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were $1.23 million and $0.00 million of TDR loans that were in payment default (defined as past due 90 days or more) as of June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014, TDR loans in payment default consisted of a $0.09 million 1to 4 family first lien mortgage loan, a $0.22 million 1 to 4 family junior lien loan, a $0.16 million commercial mortgage loan and a commercial and financial loan totaling $0.76 million.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three and six months ended June 30, 2014 is as follows:

	June 30, 2014			Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$176	$276	$—	$199	$3	$238	$6
Commercial and financial	1,890	3,393	—	1,876	10	1,923	21
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—	—
Construction, land development and commercial	503	1,778	—	529	—	618	—
Mortgage, farmland	—	—	—	—	—	—	—
Mortgage, 1 to 4 family first liens	3,226	4,352	—	3,248	15	3,288	32
Mortgage, 1 to 4 family junior liens	394	680	—	398	3	398	5
Mortgage, multi-family	6,051	6,683	—	6,078	63	6,102	126
Mortgage, commercial	2,935	5,604	—	3,000	15	3,060	31
Loans to individuals	—	20	—	—	—	—	—
	$15,175	$22,786	$—	$15,328	$109	$15,627	$221

With an allowance recorded:
Agricultural	$116	$116	$3	$117	$1	$118	$2
Commercial and financial	695	695	11	710	9	725	19
Real estate:
Construction, 1 to 4 family residential	170	170	20	170	2	170	4
Construction, land development and commercial	173	184	8	178	2	178	5
Mortgage, farmland	387	387	15	388	5	388	9
Mortgage, 1 to 4 family first liens	467	519	23	472	5	475	11
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—	—	—
Mortgage, commercial	9,035	9,048	14	9,063	129	9,092	260
Loans to individuals	—	—	—	—	—	—	—
	$11,043	$11,119	$94	$11,098	$153	$11,146	$310

Total:
Agricultural	$292	$392	$3	$316	$4	$356	$8
Commercial and financial	2,585	4,088	11	2,586	19	2,648	40
Real estate:
Construction, 1 to 4 family residential	170	170	20	170	2	170	4
Construction, land development and commercial	676	1,962	8	707	2	796	5
Mortgage, farmland	387	387	15	388	5	388	9
Mortgage, 1 to 4 family first liens	3,693	4,871	23	3,720	20	3,763	43
Mortgage, 1 to 4 family junior liens	394	680	—	398	3	398	5
Mortgage, multi-family	6,051	6,683	—	6,078	63	6,102	126
Mortgage, commercial	11,970	14,652	14	12,063	144	12,152	291
Loans to individuals	—	20	—	—	—	—	—
	$26,218	$33,905	$94	$26,426	$262	$26,773	$531

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of December 31, 2013 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$—	$—	$—
Commercial and financial	1,602	3,140	—
Real estate:
Construction, 1 to 4 family residential	1,270	2,974	—
Construction, land development and commercial	140	140	—
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first liens	2,597	3,542	—
Mortgage, 1 to 4 family junior liens	177	451	—
Mortgage, multi-family	456	1,068	—
Mortgage, commercial	2,494	5,303	—
Loans to individuals	—	20	—
	$8,736	$16,638	$—

With an allowance recorded:
Agricultural	$120	$120	$3
Commercial and financial	805	838	16
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	284	284	14
Mortgage, 1 to 4 family first liens	1,768	1,897	66
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	5,608	5,608	188
Mortgage, commercial	9,205	9,205	17
Loans to individuals	—	—	—
	$17,790	$17,952	$304

Total:
Agricultural	$120	$120	$3
Commercial and financial	2,407	3,978	16
Real estate:
Construction, 1 to 4 family residential	1,270	2,974	—
Construction, land development and commercial	140	140	—
Mortgage, farmland	284	284	14
Mortgage, 1 to 4 family first liens	4,365	5,439	66
Mortgage, 1 to 4 family junior liens	177	451	—
Mortgage, multi-family	6,064	6,676	188
Mortgage, commercial	11,699	14,508	17
Loans to individuals	—	20	—
	$26,526	$34,590	$304

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans decreased $0.31 million from December 31, 2013 to June 30, 2014.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.39% of loans held for investment as of June 30, 2014 and 1.45% as of December 31, 2013.  The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $0.98 million from December 31, 2013 to June 30, 2014.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2014 are as follows:

	June 30, 2014
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$30,136	$30,136	$30,136	$—	$—
Investment securities	247,458	247,458	—	247,458	—
Loans held for sale	7,959	7,959		7,959
Loans
Agricultural	82,168	89,378	—	—	89,378
Commercial and financial	173,395	190,186	—	—	190,186
Real estate:
Construction, 1 to 4 family residential	32,641	31,408	—	—	31,408
Construction, land development and commercial	74,605	72,631	—	—	72,631
Mortgage, farmland	141,301	138,847	—	—	138,847
Mortgage, 1 to 4 family first liens	623,000	618,387	—	—	618,387
Mortgage, 1 to 4 family junior liens	107,032	106,338	—	—	106,338
Mortgage, multi-family	236,512	235,599	—	—	235,599
Mortgage, commercial	315,810	314,137	—	—	314,137
Loans to individuals	20,510	20,654	—	—	20,654
Obligations of state and political subdivisions	54,701	54,929	—	—	54,929
Accrued interest receivable	8,251	8,251	—	8,251	—
Total financial instrument assets	$2,155,479	$2,166,298	$30,136	$263,668	$1,872,494
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$261,565	$261,565	$—	$261,565	$—
Interest-bearing deposits	1,464,759	1,468,410	—	1,468,410	—
Short-term borrowings	68,572	68,572	—	68,572	—
Federal Home Loan Bank borrowings	125,000	131,356	—	131,356	—
Accrued interest payable	930	930	—	930	—
Total financial instrument liabilities	$1,920,826	$1,930,833	$—	$1,930,833	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$394,585	$—	$—	$—	$—
Letters of credit	14,417	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$409,002	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2013 are as follows:

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$43,702	$43,702	$43,702	$—	$—
Investment securities	246,089	246,089	—	246,089	—
Loans held for sale	4,927	4,927	—	4,927	—
Loans
Agricultural	79,286	86,137	—	—	86,137
Commercial and financial	161,369	176,385	—	—	176,385
Real estate:
Construction, 1 to 4 family residential	29,298	28,364	—	—	28,364
Construction, land development and commercial	67,275	65,544	—	—	65,544
Mortgage, farmland	140,128	137,938	—	—	137,938
Mortgage, 1 to 4 family first liens	599,586	595,054	—	—	595,054
Mortgage, 1 to 4 family junior liens	104,822	104,133	—	—	104,133
Mortgage, multi-family	242,026	240,595	—	—	240,595
Mortgage, commercial	312,464	310,558	—	—	310,558
Loans to individuals	19,554	19,710	—	—	19,710
Obligations of state and political subdivisions	44,798	45,184	—	—	45,184
Accrued interest receivable	7,676	7,676	—	7,676	—
Total financial instrument assets	$2,103,000	$2,111,996	$43,702	$258,692	$1,809,602
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$256,788	$256,788	$—	$256,788	$—
Interest-bearing deposits	1,453,089	1,461,454	—	1,461,454	—
Short-term borrowings	42,016	42,016	—	42,016	—
Federal Home Loan Bank borrowings	125,000	132,469	—	132,469	—
Accrued interest payable	1,102	1,102	—	1,102	—
Total financial instrument liabilities	$1,877,995	$1,893,829	$—	$1,893,829	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$360,945	$—	$—	$—	$—
Letters of credit	11,019	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$371,964	$—	$—	$—	$—

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2014.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

Loans held for sale:  Loans held for sale are carried at historical cost.  The carrying amount is a reasonable estimate of fair value because of the short time between origination of the loan and its sale on the secondary market (Level 2).  The market is active for these loans and as a result prices for similar assets are available.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Loans:  The Company does not record loans at fair value on a recurring basis.  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values (Level 3).  The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality utilizing an entrance price concept (Level 3).  The Company does record nonrecurring fair value adjustments to loans to reflect (1) partial write-downs that are based on the observable market price or appraised value of the collateral or (2)the full charge-off of the loan carrying value (Level 3).  These loans are considered Level 3 as the instruments used to determine fair market value require significant management judgment and estimation.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)
U.S. Treasury	$—	$12,358	$—	$12,358
State and political subdivisions	—	151,954	—	151,954
Other securities (FHLB, FHLMC and FNMA)	—	75,493	—	75,493
Total	$—	$239,805	$—	$239,805

	December 31, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)
U.S. Treasury	$—	$—	$—	$—
State and political subdivisions	—	151,366	—	151,366
Other securities (FHLB, FHLMC and FNMA)	—	87,144	—	87,144
Total	$—	$238,510	$—	$238,510

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2014.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

	June 30, 2014				Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$289	$289	$25	$25
Commercial and financial	—	—	2,574	2,574	60	60
Real Estate:
Construction, 1 to 4 family residential	—	—	150	150	—	—
Construction, land development and commercial	—	—	668	668	—	—
Mortgage, farmland	—	—	372	372	—	—
Mortgage, 1 to 4 family first liens	—	—	3,670	3,670	83	98
Mortgage, 1 to 4 family junior liens	—	—	394	394	—	24
Mortgage, multi-family	—	—	6,051	6,051	—	—
Mortgage, commercial	—	—	11,956	11,956	40	140
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	20	20	—	23
Total	$—	$—	$26,144	$26,144	$208	$370

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

	December 31, 2013				Year Ended December 31, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$117	$117	$—
Commercial and financial	—	—	2,391	2,391	53
Real Estate:
Construction, 1 to 4 family residential	—	—	1,270	1,270	—
Construction, land development and commercial	—	—	140	140	—
Mortgage, farmland	—	—	270	270	—
Mortgage, 1 to 4 family first liens	—	—	4,299	4,299	424
Mortgage, 1 to 4 family junior liens	—	—	177	177	59
Mortgage, multi-family	—	—	5,876	5,876	69
Mortgage, commercial	—	—	11,682	11,682	229
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	427	427	68
Total	$—	$—	$26,649	$26,649	$902

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Note 7.	Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2015.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 367,498 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2014.  Of these 367,498 shares, 13,374 shares were purchased during the quarter ended June 30, 2014, at an average price per share of $76.53.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $68.46 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

Contingencies:  In the normal course of business, the Company and Bank are involved in various legal proceedings.  While the ultimate outcome of such legal proceedings cannot be predicted with certainty, after reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$40,413	$38,243
Credit cards	42,887	44,326
Commercial, real estate and home construction	112,898	106,241
Commercial lines and real estate purchase loans	198,387	172,135
Outstanding letters of credit	14,417	11,019

Note 9.	Income Taxes

Federal income tax expense for the six months ended June 30, 2014 and 2013 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2013, 2012, and 2011 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2013, 2012, and 2011 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2014  and December 31, 2013 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2014, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2015.

Income taxes as a percentage of income before taxes were 28.60% for the six months ended June 30, 2014 and 29.90% for the same period in 2013.  The decrease in the effective tax rate is due to tax-exempt interest income and the relationship to total income before income taxes.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was not required to pledge any collateral as of June 30, 2014.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of June 30, 2014 and December 31, 2013:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
June 30, 2014
Interest rate swap	$25,000	$(456)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(954)	Other Liabilities	11/7/2023

December 31, 2013
Interest rate swap	$25,000	$357	Other Assets	11/9/2020
Interest rate swap	25,000	412	Other Assets	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges as of June 30, 2014 and December 31, 2013:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
June 30, 2014
Interest rate swap	$(502)	Interest Expense	$—	Other Income	$—
Interest rate swap	(844)	Interest Expense	—	Other Income	—

December 31, 2013
Interest rate swap	$220	Interest Expense	$—	Other Income	$—
Interest rate swap	255	Interest Expense	—	Other Income	—

Index

HILLS BANCORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of June 30, 2014 and December 31, 2013 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At June 30, 2014, the Bank has seventeen full-service locations.

Index

HILLS BANCORPORATION

Net income for the six month period ended June 30, 2014 was $13.93 million compared to $13.72 million for the same six months of 2013, an increase of 1.46%.  The $0.21. million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first six months of 2014 are an increase in net interest income of $1.52 million and a decrease in income tax expense of $0.28 million.  These changes were offset by an increase in the provision for loan losses of $0.22 million, a decrease in noninterest income of $1.04 million and an increase in noninterest expenses of $0.34 million.

The Company achieved a return on average assets of 1.22% and a return on average equity of 11.22% for the twelve months ended June 30, 2014, compared to the twelve months ended June 30, 2013, which were 1.18% and 11.06%, respectively.  Dividends of $1.15 per share were paid in January 2014 to 2,204 shareholders.  The 2013 dividend was $1.10 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.48% for the six months ended June 30, 2014 compared to 3.52% for the same six months of 2013.  Average earning assets were $2.090 billion in 2014 and $1.980 billion in 2013.

Highlights noted on the balance sheet as of June 30, 2014 for the Company included the following:

•	Total assets were $2.220 billion, an increase of $52.02 million since December 31, 2013.

•	Cash and cash equivalents were $30.14 million, a decrease of $13.57 million since December 31, 2013.

•	Net loans were $1.870 billion, an increase of $64.12 million since December 31, 2013. Loans held for sale increased $3.03 million since December 31, 2013.

•	Deposit growth of $16.45 million since December 31, 2013.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

The following table sets forth the composition of the loan portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$85,204	4.52%	$82,138	4.50%
Commercial and financial	178,227	9.44	166,102	9.10
Real estate:
Construction, 1 to 4 family residential	33,942	1.80	30,309	1.66
Construction, land development and commercial	76,735	4.07	69,182	3.79
Mortgage, farmland	144,050	7.63	142,685	7.81
Mortgage, 1 to 4 family first liens	628,914	33.32	605,687	33.16
Mortgage, 1 to 4 family junior liens	107,949	5.72	105,785	5.79
Mortgage, multi-family	237,919	12.61	244,090	13.37
Mortgage, commercial	318,142	16.86	315,187	17.26
Loans to individuals	20,874	1.11	19,824	1.09
Obligations of state and political subdivisions	55,069	2.92	45,167	2.47
	$1,887,025	100.00%	$1,826,156	100.00%
Net unamortized fees and costs	657		641
	$1,887,682		$1,826,797
Less allowance for loan losses	25,350		25,550
	$1,862,332		$1,801,247

Index

HILLS BANCORPORATION

Loan demand has been steady and is expected to remain steady or increase throughout the year ended December 31, 2014.  As indicated above growth in the agricultural, 1 to 4 family real estate loans, obligation of state and political subdivisions loan portfolios as well as real estate loans secured by farmland have been primarily responsible for the increase in total loans.  Management expects overall portfolio loan growth to increase as a result of general improvement in market conditions.

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$3,036	11.98%	4.52%	$2,852	11.17%	4.50%
Commercial and financial	4,832	19.06	9.44	4,733	18.52	9.10
Real estate:
Construction, 1 to 4 family residential	1,301	5.13	1.80	1,011	3.96	1.66
Construction, land development and commercial	2,130	8.40	4.07	1,907	7.46	3.79
Mortgage, farmland	2,749	10.84	7.63	2,557	10.01	7.81
Mortgage, 1 to 4 family first liens	5,914	23.33	33.32	6,101	23.87	33.16
Mortgage, 1 to 4 family junior liens	917	3.62	5.72	963	3.77	5.79
Mortgage, multi-family	1,407	5.55	12.61	2,064	8.08	13.37
Mortgage, commercial	2,332	9.20	16.86	2,723	10.66	17.26
Loans to individuals	364	1.44	1.11	369	1.44	1.09
Obligations of state and political subdivisions	368	1.45	2.92	270	1.06	2.47
	$25,350	100.00%	100.00%	$25,550	100.00%	100.00%

The allowance for loan losses totaled $25.35 million at June 30, 2014 compared to $25.55 million at December 31, 2013.  The percentage of the allowance to outstanding loans was 1.34% and 1.40% at June 30, 2014 and December 31, 2013, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The decrease in the allowance in 2014 is the result of a change in the composition and allocation of loans within credit quality ratings.

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

Management has determined that the allowance for loan losses was appropriate at June 30, 2014, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Investment securities available for sale held by the Company increased by $1.30 million from December 31, 2013 to June 30, 2014.  The fair value of securities available for sale was $2.63 million more than the amortized cost of such securities as of June 30, 2014.  At December 31, 2013, the fair value of the securities available for sale was $1.81 million more than the amortized cost of such securities.

Deposit growth was $16.45 million in the first six months of 2014. Federal funds borrowed increased $31.63 million and repurchase agreements decreased $5.07 million in the same period resulting in a net increase of $26.56 in short term borrowings.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $60.65 million as of June 30, 2014 with an average rate of 0.41%.  Brokered deposits were $57.77 million as of December 31, 2013 with an average interest rate of 0.44%.  As of June 30, 2014 and December 31, 2013, brokered deposits were 3.51% and 3.38% of total deposits, respectively.

Dividends and Equity

In January 2014, Hills Bancorporation paid a dividend of $5.42 million or $1.15 per share.  The dividend was $1.10 per share in January 2013.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2014 totaled $248.44 million.  Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 16.25% and 16.19% as of June 30, 2014 and December 31, 2013, respectively.  The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 17.50% and 17.44% as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.

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

Discussion of operations for the six months ended June 30, 2014 and 2013

Net Income Overview

Net income increased $0.21 million for the six months ended June 30, 2014 compared to the first six months of 2013.  Total net income was $13.93 million in 2014 and $13.72 million in the comparable period in 2013, an increase of 1.46%.  The changes in net income in 2014 from the first six months of 2013 were primarily the result of the following:

•	Net interest income increased by $1.52 million, before provision expense, primarily as a result of total interest expense reductions significantly outpacing reductions in total interest income.

•	The provision for loan losses increased by $0.22 million.

•	Noninterest income decreased by $1.04 million.

•	Noninterest expenses increased by $0.34 million.

•	Income tax expense decreased by $0.28 million.

For the six-month period ended June 30, 2014 basic and diluted earnings per share were $2.96. For the six months ended June 30, 2013 basic and diluted earnings per share were both $2.91.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2014 and 2013

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $34.73 million for the first six months of 2014 was derived from the Company’s $2.090 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.48%.  Average earning assets in the six months ended June 30, 2013 were $1.980 billion and the tax-equivalent net interest margin was 3.52%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $1.04 million change in income before income taxes in the six month period ended June 30, 2014 .  Net interest income for the Company increased as a result of a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  The Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.870 billion at June 30, 2014.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction of expense of $0.20 million in 2014 compared to a reduction of expense of $0.42 million in 2013.  The Company believes that the provision for loan losses will increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio as well as stabilization of credit quality.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $5.58 million and $5.85 million for the six months ended June 30, 2014 and 2013, respectively.  Income taxes as a percentage of income before taxes were 28.60% in 2014 and 29.90% in 2013.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2014 and 2013

Net Interest Income

Net interest income increased for the six months ended June 30, 2014 compared to the comparable period in 2013.  The increase was primarily the result of a decrease in net interest expense due to the mix of interest bearing liabilities of the bank as well as a reduction in dollar amount and rate on time deposits.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first six months of 2014 was 3.48% compared to 3.52% in 2013 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2014 compared to the comparable period in 2013 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$112,244	(0.22)%	$2,561	$(1,885)	$676
Taxable securities	(4,491)	(0.18)	(29)	(85)	(114)
Nontaxable securities	18,249	(0.50)	363	(364)	(1)
Federal funds sold	(16,148)	—	(20)	—	(20)
	$109,854		$2,875	$(2,334)	$541

Interest expense:
Interest-bearing demand deposits	$35,851	(0.05)%	$(38)	$113	$75
Savings deposits	89,265	(0.02)	(102)	54	(48)
Time deposits	(54,277)	(0.21)	462	524	986
Short-term borrowings	4,555	(0.02)	(11)	8	(3)
FHLB borrowings	—	—	—	—	—
Interest-bearing other liabilities	(50)	(1.30)	—	17	17
	$75,344		$311	$716	$1,027
Change in net interest income			$3,186	$(1,618)	$1,568

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2014	2013
Yield on average interest-earning assets	4.21%	4.39%
Rate on average interest-bearing liabilities	0.92	1.10
Net interest spread	3.29%	3.29%
Effect of noninterest-bearing funds	0.19	0.23
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.48%	3.52%

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2014 and 2013

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met five times during the first six months of 2014.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2014, the rate indexes for the one, three and five year indexes were 0.11%, 0.92% and 1.68%, respectively.  The one year index decreased 15.39% from 0.13% at June 30, 2013, the three year index increased 61.40% and the five year index increased 37.70%.  The three year index was 0.57% and the five year index was 1.22% at June 30, 2013.  The targeted federal funds rate was 0.25% at June 30, 2014 and 2013.  The Company anticipates no increases in short term rates and possible increases in long term rates in the indexes for 2014.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.20 million in 2014 compared to a reduction of expense of $0.42 million in 2013, an increase of $0.22 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The increase in expense in 2014 is the result of an increase in loan volume as well as a change in the composition and allocation of balances within the credit quality ratings.

The allowance for loan losses decreased $0.20 million during the first six months of 2014.  In the first six months of 2014, there was an increase of $0.07 million due to the volume and composition of loans outstanding and a $0.27 million decrease in the amount allocated to the allowance due to a combination of credit quality improvements.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2014 and 2013, recoveries were $1.57 million and $1.33 million, respectively; and charge-offs were $1.57 million in 2014 and $1.67 million in 2013.  The allowance for loan losses totaled $25.35 million at June 30, 2014 compared to $25.55 million at December 31, 2013.  The allowance represented 1.34% and 1.40% of loans held for investment at June 30, 2014 and December 31, 2013, respectively.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2014 and 2013

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$300	$1,262	$(962)	(76.23)%
Trust fees	2,899	2,555	344	13.46
Service charges and fees	3,849	4,376	(527)	(12.04)
Rental revenue on tax credit real estate	735	716	19	2.65
Net gain on sale of other real estate owned and other reposessed assets	240	150	90	60.00
Other noninterest income	1,345	1,348	(3)	(0.22)
	$9,368	$10,407	$(1,039)	(9.98)

Loans originated for sale in the first six months of 2014 totaled $49.19 million compared to $136.34 million in the same period in 2013, a decrease of 63.92%.  In the six months ended June 30, 2014 and 2013, the net gain on sale of loans was $0.30 million and $1.26 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.34 million in the first six months of 2014 as a result of assets under management increasing to $1.249 billion as of June 30, 2014 from $1.086 billion as of June 30, 2013 due to market conditions and new trust relationships.

Service charges and fees decreased $0.53 million in the first six months of 2014 from their level for the comparable period in 2013.  Credit card merchant fees are included in service charges and fees, and that component decreased during the same period by $0.67 million due to a change to an agent program utilized by the Bank.  This decrease was offset by an increase of $0.15 million in credit card, debit card and POS Pin interchange income due to increased volume in transactions during the period.

The net gain on sale of other real estate owned and other repossessed assets increased $0.09 million to a net gain of $0.24 million for the six months ended June 30, 2014.  The total net gain on sale of other real estate owned for the six months ended consisted of a $0.26 million net gain on the sale of 9 properties offset by a $0.02 million fair market value adjustment on one property.  During the same period in 2013, the gain consisted of a $0.16 million net gain on sale of 7 properties offset by a $0.01 million loss on sale of one property.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2014 and 2013

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$12,642	$12,154	$488	4.02%
Occupancy	1,953	1,873	80	4.27
Furniture and equipment	2,473	2,467	6	0.24
Office supplies and postage	767	766	1	—
Advertising and business development	1,441	1,271	170	13.38
Outside services	3,208	3,570	(362)	(10.14)
Rental expenses on tax credit real estate	1,083	957	126	13.17
FDIC insurance assessment	541	531	10	1.88
Other noninterest expense	687	866	(179)	(20.67)
	$24,795	$24,455	$340	1.39

Advertising and business development expense increased $0.17 million in the first six months of 2014 compared to 2013 as a result of $0.11 million increase in mail processing expense and $0.06 million in charitable contributions. Outside services expenses decreased $0.36 million in the first six months of 2014 from their level for the comparable period in 2013.  Merchant card processing charges are included in outside services expense, and that component decreased during the same period by $0.62 million due to a change to an agent program utilized by the Bank.  Most other noninterest expense categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2014.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2014 and 2013

Net Income Overview

Net income increased $0.27 million for the three months ended June 30, 2014 compared to the same period in 2012.  Total net income was $7.18 million in 2014 and $6.91 million in the comparable period in 2013, an increase of 3.86%.  For the three-month period ended June 30, 2014 and 2013, basic and diluted earnings per share were $1.53 and $1.47, respectively.

Net Interest Income

Net interest income increased for the three months ended June 30, 2014 compared to the comparable period in 2013.  The increase was primarily the result of a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended June 30, 2014 was 3.49% compared to 3.48% in 2013 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2014 compared to the comparable period in 2013 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$123,096	(0.17)%	$1,391	$(753)	$638
Taxable securities	(4,206)	(0.09)	(9)	(25)	(34)
Nontaxable securities	17,618	(0.44)	172	(162)	10
Federal funds sold	(15,731)	—	(9)	—	(9)
	$120,777		$1,545	$(940)	$605

Interest expense:
Interest-bearing demand deposits	$35,979	(0.06)%	$(19)	$70	$51
Savings deposits	90,947	(0.03)	(51)	45	(6)
Time deposits	(52,273)	(0.20)	219	253	472
Short-term borrowings	7,645	0.01	(9)	3	(6)
FHLB borrowings	—	—	—	—	—
Interest-bearing other liabilities	(45)	(0.88)	—	6	6
	$82,253		$140	$377	$517
Change in net interest income			$1,685	$(563)	$1,122

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2014 and 2013

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2014	2013
Yield on average interest-earning assets	4.20%	4.34%
Rate on average interest-bearing liabilities	0.90	1.08
Net interest spread	3.30%	3.26%
Effect of noninterest-bearing funds	0.19	0.22
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.49%	3.48%

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.25 million in 2014 as well as in 2013.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses decreased $0.51 million during the three months ended June 30, 2014.  In the three months ended June 30, 2014, there was an increase of $0.40 million due to the volume and composition of loans outstanding and a $0.91 million decrease in the amount allocated to the allowance due to an improvement in credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2014 and 2013, recoveries were $0.78 million and $0.86 million, respectively; and charge-offs were $1.05 million in 2014 and $0.83 million in 2013.  The allowance for loan losses totaled $25.35 million at June 30, 2014 compared to $25.55 million at December 31, 2013.  The allowance represented 1.34% and 1.40% of loans held for investment at June 30, 2014 and December 31, 2013, respectively.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2014 and 2013

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
	2014	2013	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$189	$521	$(332)	(63.72)%
Trust fees	1,439	1,295	144	11.12
Service charges and fees	2,012	2,262	(250)	(11.05)
Rental revenue on tax credit real estate	378	397	(19)	(4.79)
Net gain on sale of other real estate owned and other reposessed assets	168	110	58	52.73
Other noninterest income	761	734	27	3.68
	$4,947	$5,319	$(372)	(6.99)

In the three months ended June 30, 2014 and 2013, the net gain on sale of loans was $0.19 million and $0.52 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.14 million in the three months ended June 30, 2014 as a result of assets under management increasing to $1.085 billion as of June 30, 2014 from $1.054 billion as of June 30, 2013 due to market conditions and new trust relationships.

Service charges and fees decreased $0.25 million in the three months ended June 30, 2014 from their level for the comparable period in 2013.  Credit card merchant fees are included in service charges and fees, and that component decreased during the same period by $0.34 million due to a change to an agent program utilized by the Bank.

The net gain on sale of other real estate owned and other repossessed assets increased $0.06 million to a net gain of $0.17 million for the three months ended June 30, 2014.  The total net gain on sale of other real estate owned for the three months ended June 30, 2014 consisted of a $0.17 million net gain on the sale of 6 properties.  During the same period in 2013, the gain consisted of a $0.12 net gain on sale of 6 properties and a $0.01 million loss on the sale of one property.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2014 and 2013

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$6,385	$6,191	$194	3.13%
Occupancy	944	931	13	1.40
Furniture and equipment	1,242	1,186	56	4.72
Office supplies and postage	385	386	(1)	—
Advertising and business development	813	651	162	24.88
Outside services	1,673	1,768	(95)	(5.37)
Rental expenses on tax credit real estate	553	613	(60)	(9.79)
FDIC insurance assessment	271	270	1	0.37
Other noninterest expense	271	426	(155)	(36.38)
	$12,537	$12,422	$115	0.93

Advertising and business development expenses increased $0.16 million in the three months ended June 30, 2014 from their level for the comparable period in 2013 as a result of a $0.04 increase in mail processing expense and $0.03 in charitable contributions. Most other noninterest expense categories experienced marginal period-to-period increases for the three months ended June 30, 2014.

Income Taxes

Federal and state income tax expenses were $3.19 million and $2.86 million for the three months ended June 30, 2014 and 2013, respectively.  Income taxes as a percentage of income before taxes were 30.75% in 2014 and 29.28% in 2013.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.80% of the Company’s total assets at June 30, 2014 compared to 11.00% at December 31, 2013.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2014, the Company had borrowed $125 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $443.06 million at June 30, 2014.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling 180.26 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2014.

As of June 30, 2014, investment securities with a carrying value of $68.57 million were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2013, investment securities with a carrying value of $42.02 million were pledged.

Index

HILLS BANCORPORATION

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On April 24 , 2014, a suit was filed against the Bank in the Iowa District Court for Johnson County by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit and ATM cards constitute unlawful interest in violation of Iowa’s usury laws and that the collection of such interest violates the Iowa Debt Collection Practices Act.  The suit seeks class-action status for Bank customers who have paid overdraft fees arising from debit or ATM card transactions on their consumer accounts.  The Bank has filed a motion to dismiss, and litigation is ongoing.  At this stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	6,407	$76.00	360,531	389,469
May 1 to May 31	3,233	76.08	363,764	386,236
June 1 to June 30	3,734	77.50	367,498	382,502
Total	13,374	$76.53	367,498	382,502

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

During the first six months of 2014, the Company issued 1,293 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued to officers of the company for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

Index

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

HILLS BANCORPORATION

Date:	August 5, 2014	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	August 5, 2014	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2014

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2014 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	57-58

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	59