Form 10-Q
period 2014-09-30
HILLS BANCORPORATION
filed 2014-11-06
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	October 31, 2014

Common Stock, no par value	4,694,840

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Cash and cash equivalents	$68,864	$43,702
Investment securities available for sale at fair value (amortized cost September 30, 2014 $241,159; December 31, 2013 $236,702)	243,818	238,510
Stock of Federal Home Loan Bank	7,651	7,579
Loans held for sale	2,484	4,927
Loans, net of allowance for loan losses (September 30, 2014 $24,500; December 31, 2013 $25,550)	1,914,139	1,801,247
Property and equipment, net	28,623	29,836
Tax credit real estate	17,498	18,180
Accrued interest receivable	8,980	7,676
Deferred income taxes, net	9,090	8,605
Other real estate	1,084	541
Goodwill	2,500	2,500
Other assets	3,550	4,492
Total Assets	$2,308,281	$2,167,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$270,139	$256,788
Interest-bearing deposits	1,569,357	1,453,089
Total deposits	$1,839,496	$1,709,877
Short-term borrowings	36,033	42,016
Federal Home Loan Bank borrowings	125,000	125,000
Accrued interest payable	906	1,102
Other liabilities	20,877	16,437
Total Liabilities	$2,022,312	$1,894,432

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$32,500	$29,574

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 10,000,000 shares; issued September 30, 2014 5,081,004 shares; December 31, 2013 5,074,894 shares	$—	$—
Paid in capital	42,660	42,194
Retained earnings	266,774	250,370
Accumulated other comprehensive income	748	1,591
Unearned ESOP shares	(1,008)	(1,008)
Treasury stock at cost (September 30, 2014 391,351 shares; December 31, 2013 347,269 shares)	(23,205)	(19,784)
Total Stockholders' Equity	$285,969	$273,363
Less maximum cash obligation related to ESOP shares	32,500	29,574
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$253,469	$243,789
Total Liabilities & Stockholders' Equity	$2,308,281	$2,167,795

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$20,676	$19,886	$60,775	$59,353
Investment securities:
Taxable	275	303	815	957
Nontaxable	840	823	2,513	2,497
Federal funds sold	3	11	29	57
Total interest income	$21,794	$21,023	$64,132	$62,864
Interest expense:
Deposits	$2,245	$2,684	$7,036	$8,488
Short-term borrowings	50	41	97	102
FHLB borrowings	1,409	1,409	4,181	4,181
Total interest expense	$3,704	$4,134	$11,314	$12,771
Net interest income	$18,090	$16,889	$52,818	$50,093
Provision for loan losses	(1,008)	112	(1,209)	(309)
Net interest income after provision for loan losses	$19,098	$16,777	$54,027	$50,402
Noninterest income:
Net gain on sale of loans	$338	$531	$638	$1,793
Trust fees	1,595	1,185	4,494	3,740
Service charges and fees	2,152	2,240	6,001	6,616
Rental revenue on tax credit real estate	377	398	1,112	1,114
Net gain on sale of other real estate owned and other repossessed assets	186	18	426	168
Other noninterest income	599	591	1,944	1,939
	$5,247	$4,963	$14,615	$15,370

Noninterest expenses:
Salaries and employee benefits	$6,400	$6,158	$19,042	$18,312
Occupancy	947	907	2,900	2,780
Furniture and equipment	1,212	1,183	3,685	3,650
Office supplies and postage	390	445	1,157	1,163
Advertising and business development	775	624	2,216	1,895
Outside services	1,773	1,819	4,981	5,437
Rental expenses on tax credit real estate	552	614	1,635	1,571
FDIC insurance assessment	282	229	823	760
Other noninterest expense	490	432	1,177	1,298
	$12,821	$12,411	$37,616	$36,866
Income before income taxes	$11,524	$9,329	$31,026	$28,906
Income taxes	3,625	2,705	9,202	8,558
Net income	$7,899	$6,624	$21,824	$20,348

Earnings per share:
Basic	$1.69	$1.41	$4.65	$4.32
Diluted	$1.68	$1.40	$4.64	$4.31

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$7,899	$6,624	$21,824	$20,348

Other comprehensive loss
Securities:
Net change in unrealized gain (loss) on securities available for sale	$26	$(1,084)	$851	$(4,236)
Reclassification adjustment for net gains realized in net income	—	—	—	(17)
Income taxes	(10)	414	(325)	1,627
Other comprehensive income (loss) on securities available for sale	$16	$(670)	$526	$(2,626)
Derivatives used in cash flow hedging relationships:
Unrealized loss on derivatives	$(37)	$—	$(2,216)	$—
Income taxes	14	—	847	—
Other comprehensive loss on cash flow hedges	$(23)	$—	$(1,369)	$—

Other comprehensive loss, net of tax	$(7)	$(670)	$(843)	$(2,626)

Comprehensive income	$7,892	$5,954	$20,981	$17,722

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2012	$42,241	$229,625	$3,955	$(1,513)	$(18,397)	$(30,715)	$225,196
Issuance of 6,180 shares of common stock	240	—	—	—	—	—	240
Issuance of 1,592 shares of common stock under the employee stock purchase plan	111	—	—	—	—	—	111
Unearned restricted stock compensation	(660)	—	—	—	—	—	(660)
Forfeiture of 375 shares of common stock	(25)	—	—	—	—	—	(25)
Share-based compensation	21	—	—	—	—	—	21
Income tax benefit related to share-based compensation	85	—	—	—	—	—	85
Change related to ESOP shares	—	—	—	—	—	2,575	2,575
Net income	—	20,348	—	—	—	—	20,348
Cash dividends ($1.10 per share)	—	(5,186)	—	—	—	—	(5,186)
Purchase of 13,601 shares of common stock	—	—	—	—	(976)	—	(976)
Other comprehensive loss	—	—	(2,626)	—	—	—	(2,626)
Balance, September 30, 2013	$42,013	$244,787	$1,329	$(1,513)	$(19,373)	$(28,140)	$239,103

Balance, December 31, 2013	$42,194	$250,370	$1,591	$(1,008)	$(19,784)	$(29,574)	$243,789
Issuance of 5,064 shares of common stock	266	—	—	—	—	—	266
Issuance of 1,617 shares of common stock under the employee stock purchase plan	121	—	—	—	—	—	121
Unearned restricted stock compensation	48	—	—	—	—	—	48
Forfeiture of 571 shares of common stock	(40)	—	—	—	—	—	(40)
Share-based compensation	21	—	—	—	—	—	21
Income tax benefit related to share-based compensation	50	—	—	—	—	—	50
Change related to ESOP shares	—	—	—	—	—	(2,926)	(2,926)
Net income	—	21,824	—	—	—	—	21,824
Cash dividends ($1.15 per share)	—	(5,420)	—	—	—	—	(5,420)
Purchase of 44,082 shares of common stock	—	—	—	—	(3,421)	—	(3,421)
Other comprehensive loss	—	—	(843)	—	—	—	(843)
Balance, September 30, 2014	$42,660	$266,774	$748	$(1,008)	$(23,205)	$(32,500)	$253,469

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$21,824	$20,348
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,916	2,176
Provision for loan losses	(1,209)	(309)
Net gain on sale of investment securities	—	(17)
Share-based compensation	21	21
Forfeiture of common stock	(40)	(25)
Compensation expensed through issuance of common stock	286	176
Excess tax benefits from share-based compensation	(50)	(85)
Provision for deferred income taxes	37	(103)
Net gain on sale of other real estate owned and other repossessed assets	(426)	(168)
Increase in accrued interest receivable	(1,304)	(609)
Amortization of discount on investment securities, net	654	834
Decrease in prepaid FDIC insurance	—	2,957
Decrease in other assets	222	3,175
Increase in accrued interest payable and other liabilities	2,845	1,287
Loans originated for sale	(80,798)	(178,872)
Proceeds on sales of loans	83,879	206,110
Net gain on sales of loans	(638)	(1,793)
Net cash and cash equivalents provided by operating activities	$27,219	$55,103

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$46,252	$21,070
Proceeds from sales of investment securities available for sale	—	566
Purchases of investment securities available for sale	(51,434)	(27,721)
Loans made to customers, net of collections	(113,409)	(71,241)
Proceeds on sale of other real estate owned and other repossessed assets	1,609	1,275
Purchases of property and equipment	(703)	(1,428)
Income from tax credit real estate, net	682	478
Net cash and cash equivalents used in investing activities	$(117,003)	$(77,001)

Cash Flows from Financing Activities
Net increase in deposits	$129,619	$30,761
Net decrease in short-term borrowings	(5,983)	(9,620)
Stock options exercised	101	175
Excess tax benefits related to share-based compensation	50	85
Purchase of treasury stock	(3,421)	(976)
Dividends paid	(5,420)	(5,186)
Net cash and cash equivalents provided by financing activities	$114,946	$15,239

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2014	2013
Increase (decrease) in cash and cash equivalents	$25,162	$(6,659)
Cash and cash equivalents:
Beginning of year	43,702	63,582
End of period	$68,864	$56,923

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$7,232	$8,757
Interest paid on other obligations	4,278	4,283
Income taxes paid	8,072	6,800

Noncash activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$2,926	$(2,575)
Transfers to other real estate owned	1,726	949

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

Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2013 filed with the Securities Exchange Commission on March 11, 2014.  The consolidated balance sheet as of December 31, 2013, has been derived from the audited consolidated financial statements for that period.

The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards:

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects", to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures.  The objective of this standard is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in the standard permit, but do not require, reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The standard will be effective for the Company beginning January 1, 2015; however, early adoption is permitted.  The Company does have significant investments in such qualified affordable housing projects and is currently reviewing the provisions of this standard to determine what, if any, impacts it may have on the Company’s financial position or results of operations.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common shares outstanding at the beginning of the period	4,696,591	4,708,910	4,711,995	4,712,328
Weighted average number of net shares redeemed	(10,673)	(720)	(12,490)	(364)
Weighted average shares outstanding (basic)	4,685,918	4,708,190	4,699,505	4,711,964
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	2,139	3,220	2,365	3,755
Weighted average number of shares (diluted)	4,688,057	4,711,410	4,701,870	4,715,719
Net income (In thousands)	$7,899	$6,624	$21,824	$20,348
Earnings per share:
Basic	$1.69	$1.41	$4.65	$4.32
Diluted	$1.68	$1.40	$4.64	$4.31

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$2,659	$1,808
Net unrealized (loss) gain on derivatives used for cash flow hedges	(1,447)	769
Tax effect	(464)	(986)
Net-of-tax amount	$748	$1,591

Amounts reclassified from AOCI and the affected line items in the statement of income during the three and nine months ended September 30, 2014 and 2013, were as follows:

	Amounts reclassifed from AOCI
	Three Months Ended September 30,
	2014	2013	Affected Line Item in the Statements of Income
	(amounts in thousands)
Unrealized gains on available-for-sale securities	$—	$—	Other noninterest income
Tax effect	—	—	Tax (expense) benefit
Total reclassification out of AOCI	$—	$—

	Nine Months Ended September 30,
	2014	2013	Affected Line Item in the Statements of Income
	(amounts in thousands)
Unrealized gains on available-for-sale securities	$—	$17	Other noninterest income
Tax effect	—	(7)	Tax (expense) benefit
Total reclassification out of AOCI	$—	$10

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at September 30, 2014 and December 31, 2013 are summarized in the following table (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$19,794	8.12%	$—	—%
State and political subdivisions	154,198	63.24	151,366	63.46
Other securities (FHLB, FHLMC and FNMA)	69,826	28.64	87,144	36.54
Total securities available for sale	$243,818	100.00%	$238,510	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2014 or December 31, 2013. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of September 30, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2014:
U.S. Treasury	$19,828	$6	$(40)	$19,794
State and political subdivisions	151,632	2,969	(403)	154,198
Other securities (FHLB, FHLMC and FNMA)	69,699	191	(64)	69,826
Total	$241,159	$3,166	$(507)	$243,818
December 31, 2013:
U.S. Treasury	$—	$—	$—	$—
State and political subdivisions	149,704	3,182	(1,520)	151,366
Other securities (FHLB, FHLMC and FNMA)	86,998	316	(170)	87,144
Total	$236,702	$3,498	$(1,690)	$238,510

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2014, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$35,464	$35,621
Due after one year through five years	136,084	138,213
Due after five years through ten years	69,611	69,984
Due over ten years	—	—
Total	$241,159	$243,818

As of September 30, 2014 investment securities with a carrying value of $36.03 million were pledged to collateralize short-term borrowings.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2014 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	4	$9,876	$(40)	0.41%	—	$—	$—	—%	4	$9,876	$(40)	0.41%

State and political subdivisions	57	14,490	(76)	0.52%	95	19,873	(327)	1.65%	152	34,363	(403)	1.17%

Other securities (FHLB, FHLMC and FNMA)	5	10,505	(46)	0.44%	2	4,359	(18)	0.41%	7	14,864	(64)	0.43%

Total temporarily impaired securities	66	$34,871	$(162)	0.46%	97	$24,232	$(345)	1.42%	163	$59,103	$(507)	0.86%

	Less than 12 months				12 months or more				Total
December 31, 2013 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

State and political subdivisions	164	36,212	(1,259)	3.48%	25	5,565	(261)	4.69%	189	41,777	(1,520)	3.64%

Other securities (FHLB, FHLMC and FNMA)	10	21,810	(149)	0.68%	1	2,557	(21)	0.82%	11	24,367	(170)	0.70%

Total temporarily impaired securities	174	$58,022	$(1,408)	2.43%	26	$8,122	$(282)	3.47%	200	$66,144	$(1,690)	2.56%

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	September 30, 2014	December 31, 2013
	(Amounts In Thousands)
Agricultural	$86,243	$82,138
Commercial and financial	179,872	166,102
Real estate:
Construction, 1 to 4 family residential	39,551	30,309
Construction, land development and commercial	80,273	69,182
Mortgage, farmland	145,070	142,685
Mortgage, 1 to 4 family first liens	658,766	605,687
Mortgage, 1 to 4 family junior liens	107,443	105,785
Mortgage, multi-family	241,768	244,090
Mortgage, commercial	322,714	315,187
Loans to individuals	20,324	19,824
Obligations of state and political subdivisions	55,940	45,167
	$1,937,964	$1,826,156
Net unamortized fees and costs	675	641
	$1,938,639	$1,826,797
Less allowance for loan losses	24,500	25,550
	$1,914,139	$1,801,247

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended September 30, 2014
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$3,036	$4,832	$3,431	$2,749	$6,831	$3,739	$732	$25,350
Charge-offs	—	(60)	—	—	(471)	—	(50)	(581)
Recoveries	60	258	37	—	244	99	41	739
Provision	(402)	(328)	(483)	(173)	497	(98)	(21)	(1,008)

Ending balance	$2,694	$4,702	$2,985	$2,576	$7,101	$3,740	$702	$24,500

	Nine Months Ended September 30, 2014
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(125)	(515)	(247)	—	(963)	(48)	(255)	(2,153)
Recoveries	65	867	311	—	696	259	114	2,312
Provision	(98)	(383)	3	19	304	(1,258)	204	(1,209)

Ending balance	$2,694	$4,702	$2,985	$2,576	$7,101	$3,740	$702	$24,500

Ending balance, individually evaluated for impairment	$2	$10	$28	$21	$73	$11	$—	$145

Ending balance, collectively evaluated for impairment	$2,692	$4,692	$2,957	$2,555	$7,028	$3,729	$702	$24,355

Loans:

Ending balance	$86,243	$179,872	$119,824	$145,070	$766,209	$564,482	$76,264	$1,937,964

Ending balance, individually evaluated for impairment	$1,772	$2,737	$475	$2,267	$5,117	$17,847	$—	$30,215

Ending balance, collectively evaluated for impairment	$84,471	$177,135	$119,349	$142,803	$761,092	$546,635	$76,264	$1,907,749

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three and nine months ended September 30, 2013 were as follows:

	Three Months Ended September 30, 2013
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,379	$4,878	$2,988	$2,150	$6,984	$4,370	$651	$24,400
Charge-offs	—	(283)	—	—	(103)	(44)	(19)	(449)
Recoveries	12	220	76	—	85	258	36	687
Provision	150	58	(258)	139	105	(12)	(70)	112

Ending balance	$2,541	$4,873	$2,806	$2,289	$7,071	$4,572	$598	$24,750

	Nine Months Ended September 30, 2013
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	—	(778)	(220)	—	(651)	(327)	(143)	$(2,119)
Recoveries	30	772	242	—	434	414	126	$2,018
Provision	858	306	(391)	543	(800)	(619)	(206)	$(309)

Ending balance	$2,541	$4,873	$2,806	$2,289	$7,071	$4,572	$598	$24,750

Ending balance, individually evaluated for impairment	$3	$13	$—	$4	$69	$218	$1	$308

Ending balance, collectively evaluated for impairment	$2,538	$4,860	$2,806	$2,285	$7,002	$4,354	$597	$24,442

Loans:

Ending balance	$82,740	$166,175	$99,154	$131,105	$700,116	$550,642	$61,795	$1,791,727

Ending balance, individually evaluated for impairment	$123	$1,868	$1,722	$459	$4,519	$17,912	$12	$26,615

Ending balance, collectively evaluated for impairment	$82,617	$164,307	$97,432	$130,646	$695,597	$532,730	$61,783	$1,765,112

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of September 30, 2014 and December 31, 2013, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
September 30, 2014
Grade:
Pass	$62,482	$141,198	$32,670	$66,560
Monitor	14,386	18,511	3,881	4,289
Special Mention	6,159	13,010	2,625	8,983
Substandard	3,216	7,153	375	441
Total	$86,243	$179,872	$39,551	$80,273

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
September 30, 2014
Grade:
Pass	$124,813	$580,005	$100,191	$187,591
Monitor	12,834	41,707	2,783	36,089
Special Mention	2,115	17,718	2,404	17,715
Substandard	5,308	19,336	2,065	373
Total	$145,070	$658,766	$107,443	$241,768

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
September 30, 2014
Grade:
Pass	$274,011	$19,682	$54,913	$1,644,116
Monitor	33,471	210	1,027	169,188
Special Mention	8,835	324	—	79,888
Substandard	6,397	108	—	44,772
Total	$322,714	$20,324	$55,940	$1,937,964

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of September 30, 2014 and December 31, 2013 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2014
Agricultural	$—	$43	$—	$43	$86,200	$86,243	$—
Commercial and financial	988	98	951	2,037	177,835	179,872	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	39,551	39,551	—
Construction, land development and commercial	265	—	132	397	79,876	80,273	—
Mortgage, farmland	289	—	—	289	144,781	145,070	—
Mortgage, 1 to 4 family first liens	347	1,437	1,947	3,731	655,035	658,766	996
Mortgage, 1 to 4 family junior liens	247	82	492	821	106,622	107,443	103
Mortgage, multi-family	23	—	—	23	241,745	241,768	—
Mortgage, commercial	1,020	622	197	1,839	320,875	322,714	—
Loans to individuals	8	1	—	9	20,315	20,324	—
Obligations of state and political subdivisions	—	—	—	—	55,940	55,940	—
	$3,187	$2,283	$3,719	$9,189	$1,928,775	$1,937,964	$1,099

December 31, 2013:
Agricultural	$8	$10	$—	$18	$82,120	$82,138	$—
Commercial and financial	526	177	951	1,654	164,448	166,102	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	30,309	30,309	—
Construction, land development and commercial	276	144	731	1,151	68,031	69,182	—
Mortgage, farmland	108	—	—	108	142,577	142,685	—
Mortgage, 1 to 4 family first liens	4,418	1,649	2,223	8,290	597,397	605,687	959
Mortgage, 1 to 4 family junior liens	835	43	29	907	104,878	105,785	—
Mortgage, multi-family	—	150	—	150	243,940	244,090	—
Mortgage, commercial	1,350	—	493	1,843	313,344	315,187	—
Loans to individuals	7	4	—	11	19,813	19,824	—
Obligations of state and political subdivisions	14	—	—	14	45,153	45,167	—
	$7,542	$2,177	$4,427	$14,146	$1,812,010	$1,826,156	$959

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at September 30, 2014 and December 31, 2013, was as follows:

	September 30, 2014			December 31, 2013
	Non-accrual loans (1)	Accruing loans past due 90 days or more (2)	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more (2)	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$—	$—	$1,772	$—	$—	$120
Commercial and financial	1,170	—	1,567	1,462	—	945
Real estate:
Construction, 1 to 4 family residential	—	—	170	—	—	—
Construction, land development and commercial	132	—	173	1,319	—	—
Mortgage, farmland	—	—	2,267	—	—	284
Mortgage, 1 to 4 family first liens	2,025	996	1,604	2,209	959	1,272
Mortgage, 1 to 4 family junior liens	389	103	—	178	—	—
Mortgage, multi-family	58	—	5,932	456	—	5,608
Mortgage, commercial	1,884	—	9,973	1,568	—	10,146
Loans to individuals	—	—	—	—	—	—
	$5,658	$1,099	$23,458	$7,192	$959	$18,375

(1)	There were $2.03 million and $2.72 million of TDR loans included within nonaccrual loans as of September 30, 2014 and December 31, 2013, respectively.

(2)	There were no TDR loans within accruing loans past due 90 days or more as of September 30, 2014 and December 31, 2013, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.14 million from December 31, 2013 to September 30, 2014 due to an increase in the number of loans past due greater than 90 days. The average accruing loans past due 90 days or more balance was $0.08 million as of September 30, 2014 and $0.08 million as of December 31, 2013.  The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	9	$1,772	$13	1	$120	$4
Commercial and financial	15	2,408	157	12	2,214	101
Real estate:
Construction, 1 to 4 family residential	1	170	—	—	—	—
Construction, land development and commercial	1	173	—	1	13	—
Mortgage, farmland	4	2,267	—	1	284	—
Mortgage, 1 to 4 family first liens	15	1,881	—	12	1,697	—
Mortgage, 1 to 4 family junior liens	1	225	45	—	—	177
Mortgage, multi-family	4	5,932	—	3	6,000	—
Mortgage, commercial	10	10,659	—	9	10,766	10
Loans to individuals	—	—	—	—	—	—
	60	$25,487	$215	39	$21,094	$292

The following is a summary of TDR loans that were modified during the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	6	$1,874	$1,874	9	$2,033	$2,033
Commercial and financial	1	85	85	8	882	882
Real estate:
Construction, 1 to 4 family residential	—	—	—	1	170	170
Construction, land development and commercial	—	—	—	1	184	173
Mortgage, farmland	3	2,007	2,007	3	2,007	2,007
Mortgage, 1 to 4 family first lien	2	333	333	5	514	514
Mortgage, 1 to 4 family junior liens	—	—	—	1	225	225
Mortgage, multi-family	—	—	—	1	89	89
Mortgage, commercial	—	—	—	2	269	269
	12	$4,299	$4,299	31	$6,373	$6,362

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.22 million in additional borrowings to restructured loan customers as of September 30, 2014.  The Company had commitments to lend $0.29 million in additional borrowings to restructured loan customers as of December 31, 2013.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were $1.23 million and $0.00 million of TDR loans that were in payment default (defined as past due 90 days or more) as of September 30, 2014 and December 31, 2013, respectively.  As of September 30, 2014, TDR loans in payment default consisted of a $0.09 million 1 to 4 family first lien mortgage loan, a $0.22 million 1 to 4 family junior lien loan, a $0.16 million commercial mortgage loan and a commercial and financial loan totaling $0.76 million.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three and nine months ended September 30, 2014 is as follows:

	September 30, 2014			Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,659	$1,756	$—	$1,812	$22	$1,674	$60
Commercial and financial	2,068	3,655	—	1,839	9	1,832	25
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—	—
Construction, land development and commercial	132	222	—	138	—	144	—
Mortgage, farmland	977	977	—	977	12	1,047	37
Mortgage, 1 to 4 family first liens	3,470	4,672	—	3,450	16	3,515	47
Mortgage, 1 to 4 family junior liens	389	682	—	392	—	396	—
Mortgage, multi-family	5,990	6,643	—	6,020	66	6,071	201
Mortgage, commercial	10,996	13,745	—	11,069	103	11,245	311
Loans to individuals	—	20	—	—	—	—	—
	$25,681	$32,372	$—	$25,697	$228	$25,924	$681

With an allowance recorded:
Agricultural	$113	$113	$2	$114	$1	$117	$4
Commercial and financial	669	669	10	683	9	712	28
Real estate:
Construction, 1 to 4 family residential	170	170	20	170	2	170	6
Construction, land development and commercial	173	184	8	173	2	178	7
Mortgage, farmland	1,290	1,290	21	1,271	15	994	36
Mortgage, 1 to 4 family first liens	1,155	1,347	69	1,195	13	1,216	38
Mortgage, 1 to 4 family junior liens	103	158	4	105	1	105	3
Mortgage, multi-family	—	—	—	—	—	—	—
Mortgage, commercial	861	875	11	864	9	873	28
Loans to individuals	—	—	—	—	—	—	—
	$4,534	$4,806	$145	$4,575	$52	$4,365	$150

Total:
Agricultural	$1,772	$1,869	$2	$1,926	$23	$1,791	$64
Commercial and financial	2,737	4,324	10	2,522	18	2,544	53
Real estate:
Construction, 1 to 4 family residential	170	170	20	170	2	170	6
Construction, land development and commercial	305	406	8	311	2	322	7
Mortgage, farmland	2,267	2,267	21	2,248	27	2,041	73
Mortgage, 1 to 4 family first liens	4,625	6,019	69	4,645	29	4,731	85
Mortgage, 1 to 4 family junior liens	492	840	4	497	1	501	3
Mortgage, multi-family	5,990	6,643	—	6,020	66	6,071	201
Mortgage, commercial	11,857	14,620	11	11,933	112	12,118	339
Loans to individuals	—	20	—	—	—	—	—
	$30,215	$37,178	$145	$30,272	$280	$30,289	$831

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans increased $3.52 million from December 31, 2013 to September 30, 2014.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.56% of loans held for investment as of September 30, 2014 and 1.45% as of December 31, 2013.  The increase in impaired loans is due mainly to an increase in TDR loans of $5.08 million from December 31, 2013 to September 30, 2014.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2014 are as follows:

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$68,864	$68,864	$68,864	$—	$—
Investment securities	251,469	251,469	—	251,469	—
Loans held for sale	2,484	2,484		2,484
Loans
Agricultural	83,549	83,530	—	—	83,530
Commercial and financial	175,170	176,122	—	—	176,122
Real estate:
Construction, 1 to 4 family residential	38,471	38,311	—	—	38,311
Construction, land development and commercial	78,368	78,338	—	—	78,338
Mortgage, farmland	142,494	142,785	—	—	142,785
Mortgage, 1 to 4 family first liens	652,582	655,991	—	—	655,991
Mortgage, 1 to 4 family junior liens	106,526	110,723	—	—	110,723
Mortgage, multi-family	240,235	243,133	—	—	243,133
Mortgage, commercial	320,507	319,958	—	—	319,958
Loans to individuals	19,974	19,922	—	—	19,922
Obligations of state and political subdivisions	55,588	54,717	—	—	54,717
Accrued interest receivable	8,980	8,980	—	8,980	—
Total financial instrument assets	$2,245,261	$2,255,327	$68,864	$262,933	$1,923,530
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$270,139	$270,139	$—	$270,139	$—
Interest-bearing deposits	1,569,357	1,573,833	—	1,573,833	—
Short-term borrowings	36,033	36,033	—	36,033	—
Federal Home Loan Bank borrowings	125,000	130,785	—	130,785	—
Accrued interest payable	906	906	—	906	—
Total financial instrument liabilities	$2,001,435	$2,011,696	$—	$2,011,696	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$380,570	$—	$—	$—	$—
Letters of credit	14,131	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$394,701	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2014.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)
U.S. Treasury	$—	$19,794	$—	$19,794
State and political subdivisions	—	154,198	—	154,198
Other securities (FHLB, FHLMC and FNMA)	—	69,826	—	69,826
Total	$—	$243,818	$—	$243,818

	December 31, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
	(Amounts In Thousands)
U.S. Treasury	$—	$—	$—	$—
State and political subdivisions	—	151,366	—	151,366
Other securities (FHLB, FHLMC and FNMA)	—	87,144	—	87,144
Total	$—	$238,510	$—	$238,510

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2014 and the year ended December 31, 2013.

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

	September 30, 2014				Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,770	$1,770	$—	$25
Commercial and financial	—	—	2,727	2,727	50	110
Real Estate:
Construction, 1 to 4 family residential	—	—	150	150	—	—
Construction, land development and commercial	—	—	297	297	—	—
Mortgage, farmland	—	—	2,246	2,246	—	—
Mortgage, 1 to 4 family first liens	—	—	4,556	4,556	310	408
Mortgage, 1 to 4 family junior liens	—	—	488	488	—	24
Mortgage, multi-family	—	—	5,990	5,990	—	—
Mortgage, commercial	—	—	11,846	11,846	—	140
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	38	38	54	77
Total	$—	$—	$30,108	$30,108	$414	$784

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2015.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 391,351 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2014.  Of these 391,351 shares, 23,853 shares were purchased during the quarter ended September 30, 2014, at an average price per share of $78.78.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $70.62 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$40,553	$38,243
Credit cards	46,452	44,326
Commercial, real estate and home construction	113,481	106,241
Commercial lines and real estate purchase loans	180,084	172,135
Outstanding letters of credit	14,131	11,019

Note 9.	Income Taxes

Federal income tax expense for the nine months ended September 30, 2014 and 2013 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2013, 2012, and 2011 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2013, 2012, and 2011 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2014  and December 31, 2013 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2014, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2015.

Income taxes as a percentage of income before taxes were 29.66% for the nine months ended September 30, 2014 and 29.61% for the same period in 2013.  The slight increase in the effective tax rate is due to a decrease in the amount of low-income housing tax credits earned by the Company in 2014.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $1.50 million of collateral as of September 30, 2014.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of September 30, 2014 and December 31, 2013:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
September 30, 2014
Interest rate swap	$25,000	$(372)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,075)	Other Liabilities	11/7/2023

December 31, 2013
Interest rate swap	$25,000	$357	Other Assets	11/9/2020
Interest rate swap	25,000	412	Other Assets	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges as of September 30, 2014 and December 31, 2013:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
September 30, 2014
Interest rate swap	$(450)	Interest Expense	$—	Other Income	$—
Interest rate swap	(919)	Interest Expense	—	Other Income	—

December 31, 2013
Interest rate swap	$220	Interest Expense	$—	Other Income	$—
Interest rate swap	255	Interest Expense	—	Other Income	—

Note 11.        Subsequent Events

On October 29, 2014, a potential commercial and financial loan impairment was brought to the Company’s attention related to one of the Company's borrowing relationships. The Company is in the early stages of determining what, if any, loss might exist within that relationship. The Company is in the process of working with the borrower to verify and gather collateral to mitigate any potential loss. The borrower relationship consists of 7 loans totaling $1.97 million. At this time, the Company does not anticipate that the total outstanding loan balance will be a loss but cannot reasonably estimate the amount of any loss as of the date of this filing. If, after management's review of the overall lending relationship, including the fair value of the collateral and consideration of other payment sources, the Company does not believe the loans will be fully repaid, additional specific reserves may be necessary in the future.

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of September 30, 2014 and December 31, 2013 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At September 30, 2014, the Bank has seventeen full-service locations.

Index

HILLS BANCORPORATION

Net income for the nine month period ended September 30, 2014 was $21.82 million compared to $20.35 million for the same nine months of 2013, an increase of 7.25%.  The $1.48 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first nine months of 2014 are an increase in net interest income of $2.73 million and a decrease in the provision for loan losses of $0.90 million.  These changes were offset by an increase in income tax expense of $0.64 million, a decrease in noninterest income of $0.76 million and an increase in noninterest expenses of $0.75 million.

The Company achieved a return on average assets of 1.26% and a return on average equity of 11.58% for the twelve months ended September 30, 2014, compared to the twelve months ended September 30, 2013, which were 1.23% and 11.36%, respectively.  Dividends of $1.15 per share were paid in January 2014 to 2,204 shareholders.  The 2013 dividend was $1.10 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.49% for the nine months ended September 30, 2014 compared to 3.51% for the same nine months of 2013.  Average earning assets were $2.106 billion in 2014 and $1.985 billion in 2013.

Highlights noted on the balance sheet as of September 30, 2014 for the Company included the following:

•	Total assets were $2.308 billion, an increase of $140.49 million since December 31, 2013.

•	Cash and cash equivalents were $68.86 million, an increase of $25.16 million since December 31, 2013.

•	Net loans were $1.917 billion, an increase of $110.45 million since December 31, 2013. Loans held for sale decreased $2.44 million since December 31, 2013.

•	Deposit growth of $129.62 million since December 31, 2013. Deposit growth included $58.36 million of temporary public funds.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

The following table sets forth the composition of the loan portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$86,243	4.45%	$82,138	4.50%
Commercial and financial	179,872	9.28	166,102	9.10
Real estate:
Construction, 1 to 4 family residential	39,551	2.04	30,309	1.66
Construction, land development and commercial	80,273	4.14	69,182	3.79
Mortgage, farmland	145,070	7.49	142,685	7.81
Mortgage, 1 to 4 family first liens	658,766	33.99	605,687	33.16
Mortgage, 1 to 4 family junior liens	107,443	5.54	105,785	5.79
Mortgage, multi-family	241,768	12.48	244,090	13.37
Mortgage, commercial	322,714	16.65	315,187	17.26
Loans to individuals	20,324	1.05	19,824	1.09
Obligations of state and political subdivisions	55,940	2.89	45,167	2.47
	$1,937,964	100.00%	$1,826,156	100.00%
Net unamortized fees and costs	675		641
	$1,938,639		$1,826,797
Less allowance for loan losses	24,500		25,550
	$1,914,139		$1,801,247

Index

HILLS BANCORPORATION

Loan demand has been steady and is expected to remain steady or increase throughout the year ending December 31, 2014 and into 2015.  As indicated above growth in the commercial and financial, construction, 1 to 4 family real estate loans, obligation of state and political subdivisions loan portfolios as well as real estate loans secured by commercial property have been primarily responsible for the increase in total loans.  Management expects overall portfolio loan growth to increase as a result of general improvement in market conditions resulting in increased loan demand.

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,694	11.00%	4.45%	$2,852	11.17%	4.50%
Commercial and financial	4,702	19.19	9.28	4,733	18.52	9.10
Real estate:
Construction, 1 to 4 family residential	1,080	4.41	2.04	1,011	3.96	1.66
Construction, land development and commercial	1,905	7.77	4.14	1,907	7.46	3.79
Mortgage, farmland	2,576	10.51	7.49	2,557	10.01	7.81
Mortgage, 1 to 4 family first liens	6,184	25.24	33.99	6,101	23.87	33.16
Mortgage, 1 to 4 family junior liens	917	3.74	5.54	963	3.77	5.79
Mortgage, multi-family	1,533	6.26	12.48	2,064	8.08	13.37
Mortgage, commercial	2,207	9.01	16.65	2,723	10.66	17.26
Loans to individuals	352	1.44	1.05	369	1.44	1.09
Obligations of state and political subdivisions	350	1.43	2.89	270	1.06	2.47
	$24,500	100.00%	100.00%	$25,550	100.00%	100.00%

The allowance for loan losses totaled $24.50 million at September 30, 2014 compared to $25.55 million at December 31, 2013.  The percentage of the allowance to outstanding loans was 1.26% and 1.40% at September 30, 2014 and December 31, 2013, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The decrease in the allowance in 2014 is the result of a change in the composition and allocation of loans within credit quality ratings.

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

Management has determined that the allowance for loan losses was appropriate at September 30, 2014, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Investment securities available for sale held by the Company increased by $5.31 million from December 31, 2013 to September 30, 2014.  The fair value of securities available for sale was $2.66 million more than the amortized cost of such securities as of September 30, 2014.  At December 31, 2013, the fair value of the securities available for sale was $1.81 million more than the amortized cost of such securities.

Deposit growth was $129.62 million in the first nine months of 2014. Repurchase agreements decreased $5.98 million since December 31, 2014.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $59.18 million as of September 30, 2014 with an average rate of 0.39%.  Brokered deposits were $57.77 million as of December 31, 2013 with an average interest rate of 0.44%.  As of September 30, 2014 and December 31, 2013, brokered deposits were 3.22% and 3.38% of total deposits, respectively.

Dividends and Equity

In January 2014, Hills Bancorporation paid a dividend of $5.42 million or $1.15 per share.  The dividend was $1.10 per share in January 2013.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2014 totaled $253.47 million.  Under risk-based capital rules, the total amount of Tier 1 risk-based capital was 16.22% and 16.19% as of September 30, 2014 and December 31, 2013, respectively.  The Tier 1 risk-based capital was in excess of the required minimum of 8.00%.  Risk-based capital was 17.47% and 17.44% as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Company’s category.

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

Discussion of operations for the nine months ended September 30, 2014 and 2013

Net Income Overview

Net income increased $1.48 million for the nine months ended September 30, 2014 compared to the first nine months of 2013.  Total net income was $21.82 million in 2014 and $20.35 million in the comparable period in 2013, an increase of 7.25%.  The changes in net income in 2014 from the first nine months of 2013 were primarily the result of the following:

•	Net interest income increased by $2.73 million, before provision expense, as a result of growth in the volume of earning assets and reductions in interest expense.

•	The provision for loan losses decreased by $0.90 million.

•	Noninterest income decreased by $0.76 million.

•	Noninterest expenses increased by $0.75 million.

•	Income tax expense increased by $0.64 million.

For the nine month period ended September 30, 2014 and September 30, 2013 basic earning per share was $4.65 and $4.32, respectively. Diluted earnings per share was $4.64 for the nine months ended September 30, 2014 compared to $4.31 for the same period in 2013.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2014 and 2013

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $52.82 million for the first nine months of 2014 was derived from the Company’s $2.106 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.49%.  Average earning assets in the nine months ended September 30, 2013 were $1.985 billion and the tax-equivalent net interest margin was 3.55%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $1.58 million change in income before income taxes in the nine month period ended September 30, 2014 .  Net interest income for the Company increased as a result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  The Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.917 billion at September 30, 2014.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction of expense of $1.21 million in 2014 compared to a reduction of expense of $0.31 million in 2013.  The Company believes that the provision for loan losses will remain stable for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio offset by continued improvement in credit quality subject to the circumstances discussed in Note 11.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $9.20 million and $8.56 million for the nine months ended September 30, 2014 and 2013, respectively.  Income taxes as a percentage of income before taxes were 29.66% in 2014 and 29.61% in 2013.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2014 and 2013

Net Interest Income

Net interest income increased for the nine months ended September 30, 2014 compared to the comparable period in 2013.  The increase was as a result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first nine months of 2014 was 3.49% compared to 3.51% in 2013 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2014 compared to the comparable period in 2013 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$121,405	(0.20)%	$4,199	$(2,689)	$1,510
Taxable securities	(4,471)	(0.14)	(33)	(109)	(142)
Nontaxable securities	18,514	(0.47)	547	(521)	26
Federal funds sold	(14,697)	—	(28)	—	(28)
	$120,751		$4,685	$(3,319)	$1,366

Interest expense:
Interest-bearing demand deposits	$33,512	(0.06)%	$(52)	$177	$125
Savings deposits	90,144	(0.03)	(154)	111	(43)
Time deposits	(49,830)	(0.19)	625	745	1,370
Short-term borrowings	10,015	(0.01)	(27)	8	(19)
FHLB borrowings	—	—	—	—	—
Interest-bearing other liabilities	(53)	(1.16)	—	24	24
	$83,788		$392	$1,065	$1,457
Change in net interest income			$5,077	$(2,254)	$2,823

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2014	2013
Yield on average interest-earning assets	4.20%	4.36%
Rate on average interest-bearing liabilities	0.91	1.08
Net interest spread	3.29%	3.28%
Effect of noninterest-bearing funds	0.20	0.23
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.49%	3.51%

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2014 and 2013

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met seven times during the first nine months of 2014.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2014, the rate indexes for the one, three and five year indexes were 0.10%, 1.06% and 1.79%, respectively.  The one year index decreased 9.09% from 0.11% at September 30, 2013, the three year index increased 45.21% and the five year index increased 16.23%.  The three year index was 0.73% and the five year index was 1.54% at September 30, 2013.  The targeted federal funds rate was 0.25% at September 30, 2014 and 2013.  The Company anticipates no increases in short term rates and possible increases in long term rates in the indexes for 2014.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $1.21 million in 2014 compared to a reduction of expense of $0.31 million in 2013, an expense reduction of $0.90 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The decrease in expense in 2014 is the result of a change in the composition and allocation of loans within credit quality ratings.

The allowance for loan losses decreased $1.05 million during the first nine months of 2014.  In the first nine months of 2014, there was an increase of $0.05 million due to the volume and composition of loans outstanding and a $1.10 million decrease in the amount allocated to the allowance due to a combination of credit quality improvements.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2014 and 2013, recoveries were $2.31 million and $2.02 million, respectively; and charge-offs were $2.15 million in 2014 and $2.12 million in 2013.  The allowance for loan losses totaled $24.50 million at September 30, 2014 compared to $25.55 million at December 31, 2013.  The allowance represented 1.26% and 1.40% of loans held for investment at September 30, 2014 and December 31, 2013, respectively.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2014 and 2013

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$638	$1,793	$(1,155)	(64.42)%
Trust fees	4,494	3,740	754	20.16
Service charges and fees	6,001	6,616	(615)	(9.30)
Rental revenue on tax credit real estate	1,112	1,114	(2)	(0.18)
Net gain on sale of other real estate owned and other reposessed assets	426	168	258	153.57
Other noninterest income	1,944	1,939	5	0.26
	$14,615	$15,370	$(755)	(4.91)

Loans originated for sale in the first nine months of 2014 totaled $80.80 million compared to $178.87 million in the same period in 2013, a decrease of 54.83%.  In the nine months ended September 30, 2014 and 2013, the net gain on sale of loans was $0.64 million and $1.79 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.75 million in the first nine months of 2014 as a result of assets under management increasing to $1.251 billion as of September 30, 2014 from $1.126 billion as of September 30, 2013 due to market conditions and new trust relationships.

Service charges and fees decreased $0.62 million in the first nine months of 2014 from their level for the comparable period in 2013.  Credit card merchant fees are included in service charges and fees, and that component decreased during the same period by $0.98 million due to a change to an agent program utilized by the Bank.  This decrease was offset by an increase of $0.32 million in credit card, debit card and POS Pin interchange income due to increased volume in transactions during the period.

The net gain on sale of other real estate owned and other repossessed assets increased $0.26 million to a net gain of $0.43 million for the nine months ended September 30, 2014.  The total net gain on sale of other real estate owned for the nine months ended consisted of a $0.50 million net gain on the sale of 13 properties offset by a $0.07 million fair market value adjustment on one property.  During the same period in 2013, the gain consisted of a $0.19 million net gain on sale of 11 properties offset by a $0.02 million fair market value adjustment on one property.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2014 and 2013

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$19,042	$18,312	$730	3.99%
Occupancy	2,900	2,780	120	4.32
Furniture and equipment	3,685	3,650	35	0.96
Office supplies and postage	1,157	1,163	(6)	(1)
Advertising and business development	2,216	1,895	321	16.94
Outside services	4,981	5,437	(456)	(8.39)
Rental expenses on tax credit real estate	1,635	1,571	64	4.07
FDIC insurance assessment	823	760	63	8.29
Other noninterest expense	1,177	1,298	(121)	(9.32)
	$37,616	$36,866	$750	2.03

Advertising and business development expense increased $0.32 million in the first nine months of 2014 compared to 2013 as a result of $0.07 million increase in mail processing expense, $0.12 million in business promotions and $0.08 million in charitable contributions. Outside services expenses decreased $0.46 million in the first nine months of 2014 from their level for the comparable period in 2013.  Merchant card processing charges are included in outside services expense, and that component decreased during the same period by $0.91 million due to a change to an agent program utilized by the Bank.  Most other noninterest expense categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2014.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2014 and 2013

Net Income Overview

Net income increased $1.28 million for the three months ended September 30, 2014 compared to the same period in 2013.  Total net income was $7.90 million in 2014 and $6.62 million in the comparable period in 2013, an increase of 19.25%.  For the three month period ended September 30, 2014 and September 30, 2013 basic earning per share was $1.69 and $1.41, respectively. Diluted earnings per share was $1.68 for the three months ended September 30, 2014 compared to $1.40 for the same period in 2013.

Net Interest Income

Net interest income increased for the three months ended September 30, 2014 compared to the comparable period in 2013.  The increase was primarily the result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended September 30, 2014 was 3.49%, which remained unchanged from the same period for 2013.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2014 compared to the comparable period in 2013 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$139,727	(0.17)%	$1,643	$(810)	$833
Taxable securities	(4,431)	(0.06)	(3)	(25)	(28)
Nontaxable securities	19,043	(0.42)	185	(157)	28
Federal funds sold	(11,796)	—	(8)	—	(8)
	$142,543		$1,817	$(992)	$825

Interest expense:
Interest-bearing demand deposits	$28,825	(0.06)%	$(14)	$64	$50
Savings deposits	91,902	(0.04)	(53)	57	4
Time deposits	(40,929)	(0.17)	165	220	385
Short-term borrowings	20,935	—	(9)	(6)	(15)
FHLB borrowings	—	—	—	—	—
Interest-bearing other liabilities	(57)	(0.86)	—	6	6
	$100,676		$89	$341	$430
Change in net interest income			$1,906	$(651)	$1,255

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2014 and 2013

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2014	2013
Yield on average interest-earning assets	4.18%	4.31%
Rate on average interest-bearing liabilities	0.88	1.04
Net interest spread	3.30%	3.27%
Effect of noninterest-bearing funds	0.19	0.22
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.49%	3.49%

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $1.01 million in 2014 compared to an expense of $0.11 million in 2013, an expense reduction of $1.12 million. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses decreased $0.85 million during the three months ended September 30, 2014.  In the three months ended September 30, 2014, there was a decrease of $0.02 million due to the volume and composition of loans outstanding and a $0.83 million decrease in the amount allocated to the allowance due to an improvement in credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2014 and 2013, recoveries were $0.74 million and $0.69 million, respectively; and charge-offs were $0.58 million in 2014 and $0.45 million in 2013.  The allowance for loan losses totaled $24.50 million at September 30, 2014 compared to $25.55 million at December 31, 2013.  The allowance represented 1.26% and 1.40% of loans held for investment at September 30, 2014 and December 31, 2013, respectively.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2014 and 2013

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	2014	2013	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$338	$531	$(193)	(36.35)%
Trust fees	1,595	1,185	410	34.60
Service charges and fees	2,152	2,240	(88)	(3.93)
Rental revenue on tax credit real estate	377	398	(21)	(5.28)
Net gain on sale of other real estate owned and other reposessed assets	186	18	168	933.33
Other noninterest income	599	591	8	1.35
	$5,247	$4,963	$284	5.72

In the three months ended September 30, 2014 and 2013, the net gain on sale of loans was $0.34 million and $0.53 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.41 million in the three months ended September 30, 2014 as a result of assets under management increasing to $1.251 billion as of September 30, 2014 from $1.126 billion as of September 30, 2013 due to market conditions and new trust relationships.

The net gain on sale of other real estate owned and other repossessed assets increased $0.17 million to a net gain of $0.19 million for the three months ended September 30, 2014.  The total net gain on sale of other real estate owned for the three months ended September 30, 2014 consisted of a $0.24 million net gain on the sale of 4 properties and a $0.05 million fair market value adjustment on three properties.  During the same period in 2013, the gain consisted of a $0.04 net gain on sale of 3 properties and a $0.02 million fair market value adjustment on one property.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2014 and 2013

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$6,400	$6,158	$242	3.93%
Occupancy	947	907	40	4.41
Furniture and equipment	1,212	1,183	29	2.45
Office supplies and postage	390	445	(55)	(12)
Advertising and business development	775	624	151	24.20
Outside services	1,773	1,819	(46)	(2.53)
Rental expenses on tax credit real estate	552	614	(62)	(10.10)
FDIC insurance assessment	282	229	53	23.14
Other noninterest expense	490	432	58	13.43
	$12,821	$12,411	$410	3.30

Advertising and business development expenses increased $0.15 million in the three months ended September 30, 2014 from their level for the comparable period in 2013 as a result of a $0.07 increase in mail processing expense and $0.11 in business promotions. Most other noninterest expense categories experienced marginal period-to-period increases for the three months ended September 30, 2014.

Income Taxes

Federal and state income tax expenses were $3.63 million and $2.71 million for the three months ended September 30, 2014 and 2013, respectively.  Income taxes as a percentage of income before taxes were 31.46% in 2014 and 29.00% in 2013.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.56% of the Company’s total assets at September 30, 2014 compared to 11.00% at December 31, 2013.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2014, the Company had borrowed $125.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $478.73 million at September 30, 2014.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $216.65 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2014.

Index

HILLS BANCORPORATION

As of September 30, 2014, investment securities with a carrying value of $36.03 million were pledged to collateralize public and trust deposits, short-term borrowings and for other purposes, as permitted by law.  As of December 31, 2013, investment securities with a carrying value of $42.02 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On April 24, 2014, a suit was filed against the Bank in the Iowa District Court for Johnson County by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit and ATM cards constitute unlawful interest in violation of Iowa’s usury laws and that the collection of such interest violates the Iowa Debt Collection Practices Act. The suit seeks class-action status for Bank customers who have paid overdraft fees arising from debit or ATM card transactions on their consumer accounts.  The Bank filed a motion to dismiss the case, which the Court denied. The Bank is appealing the District Court's ruling on the motion to dismiss through the filing of an application for interlocutory appeal to the Iowa Supreme Court.  At this stage of the proceedings, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	7,480	$77.50	374,978	375,022
August 1 to August 31	7,159	78.83	382,137	367,863
September 1 to September 30	9,214	80.00	391,351	358,649
Total	23,853	$78.78	391,351	358,649

(1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors authorized the 2005 Stock Repurchase Program through December 31, 2015. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The Board reviews the overall results of the 2005 Stock Repurchase Program on a quarterly basis.

During the first nine months of 2014, the Company issued 2,124 shares of restricted stock under the 2010 Stock Option and Incentive Plan, 831 shares of which were issued in the third quarter.  The restricted shares were issued to officers of the company for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

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

HILLS BANCORPORATION

Date:	November 6, 2014	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	November 6, 2014	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2014

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2014 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	60-61

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	62