Form 10-K
period 2014-12-31
HILLS BANCORPORATION
filed 2015-03-11
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.	Commission File Number 0-12668
HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)

Iowa	42-1208067
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 Main Street, Hills, Iowa 52235
(Address of principal executive offices)

Registrant's telephone number, including area code:  (319) 679-2291
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014, based on the most recent sale price of $77.50 per share, and 3,892,411 shares held was $301,661,853.  Common stock held by non-affiliates excludes 819,810 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 28, 2015 is 4,689,094 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 20, 2015 for the Annual Meeting of the Shareholders of the Registrant to be held April 20, 2015 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

HILLS BANCORPORATION
FORM 10-K

PART I

References in this report to “we,” “us,” “our,” “Bank,” or the “Company” or similar terms refer to Hills Bancorporation and its subsidiary.

Item 1.	Business

GENERAL

Hills Bancorporation (the "Company") is a holding company principally engaged, through its subsidiary bank, in the business of banking.  The Company was incorporated December 12, 1982 and all operations are conducted within the state of Iowa.  The Company became owner of 100% of the outstanding stock of Hills Bank and Trust Company, Hills, Iowa (“Hills Bank and Trust” or the “Bank”) as of January 23, 1984 when stockholders of Hills Bank and Trust exchanged their shares for shares of the Company.  Effective July 1, 1996, the Company formed a new subsidiary, Hills Bank, which acquired for cash all the outstanding shares of a bank in Lisbon, Iowa.  Subsequently an office of Hills Bank was opened in Mount Vernon, Iowa, a community that is contiguous to Lisbon.  Effective November 17, 2000, Hills Bank was merged into the Bank.  On September 20, 1996, another subsidiary, Hills Bank Kalona, acquired cash and other assets and assumed the deposits of the Kalona, Iowa office of Boatmen's Bank Iowa, N.A.  Effective October 26, 2001, Hills Bank Kalona was merged into the Bank.

Through its internet website (www.hillsbank.com), the Company makes available the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished.

The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers.  The Bank is actively engaged in all areas of commercial banking, including acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans; maintaining night and safe deposit facilities; and performing collection, exchange and other banking services tailored for individual customers.  The Bank administers estates, personal trusts, and pension plans and provides farm management, investment advisory and custodial services for individuals, corporations and nonprofit organizations.  In addition, the Bank earns substantial fees from originating mortgages that are sold on the secondary residential real estate market without mortgage servicing rights being retained.

Lending Activities

Real Estate Loans

Real estate loans totaled $1.635 billion and comprised 82.39% of the Bank’s loan portfolio as of December 31, 2014.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2014, mortgage loans totaled $1.512 billion and comprised 76.19% of the Bank’s loan portfolio.

Residential real estate loans totaled $782.96 million and were 39.44% of the Bank’s loan portfolio as of December 31, 2014.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $321.60 million and were 16.20% of the Bank’s loan portfolio at December 31, 2014.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $245.21 million and were 12.36% of the Bank’s loan portfolio at December 31, 2014.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $162.50 million and were 8.19% of the Bank’s loan portfolio at December 31, 2014.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2014, construction loans for personal residences totaled $45.95 million and were 2.32% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $77.02 million and were 3.88% of the Bank’s loan portfolio.  In total, construction loans totaled $122.97 million and were 6.20% of the Bank’s loan portfolio as of December 31, 2014.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $174.74 million and comprised 8.80% of the total loan portfolio at December 31, 2014.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $97.65 million and constituted 4.92% of the total loan portfolio at December 31, 2014.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2014, consumer loans totaled $21.34 million and were 1.08% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $55.73 million and comprised 2.81% of the Bank’s total loan portfolio at December 31, 2014.

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

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2014	2013	2012
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$25,496	$25,785	$26,831
Interest-bearing cash and cash equivalents	13,895	29,047	52,724
Taxable securities	95,375	99,535	101,199
Nontaxable securities	149,947	132,688	118,008
Federal funds sold	20	19	18
Loans, net	1,870,128	1,738,960	1,677,642
Property and equipment, net	29,169	30,238	30,986
Other assets	45,293	46,306	55,007
	$2,229,323	$2,102,578	$2,062,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$259,602	$241,697	$225,284
Interest-bearing demand deposits	414,438	376,940	321,225
Savings deposits	564,940	481,108	419,098
Time deposits	516,169	559,687	611,260
Other borrowings	43,147	36,580	46,192
FHLB borrowings	129,521	125,000	173,900
Noninterest-bearing other liabilities	17,672	15,686	16,608
Interest-bearing other liabilities	2,687	2,740	2,805
Redeemable common stock held by Employee Stock Ownership Plan	32,073	30,145	29,271
Stockholders' equity	249,074	232,995	216,772
	$2,229,323	$2,102,578	$2,062,415

Other Information

The Bank’s business is not seasonal.  As of December 31, 2014, the Company had no employees and the Bank had 374 full-time and 54 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 108,600.  Johnson County, Iowa has a population of approximately 140,100.  The University of Iowa in Iowa City has approximately 31,400 students and 35,900 full and part-time employees, including 8,100 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of about 4,600.  Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 165,700, including approximately 36,000 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and approximately 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 217,400.  The largest employer in the Cedar Rapids area is Rockwell Collins, Inc., manufacturer of communications instruments, with over 9,200 employees.

Washington County

The Bank has offices located in Kalona and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 20 miles south of Iowa City.  Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,800 and Wellman has a population of about 1,500.  The population of Washington County is approximately 22,000.  Both Kalona and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty (combined population 108,600) and Washington, Iowa (population 7,400).  The Bank intends to open an office in Washington, Iowa by May, 2015.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2014 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	9	$1,267	6	$346	2	$115
Branches of largest competing national bank	7	254	9	1,066	1	24
Largest competing independent bank	7	597	8	560	2	190
Largest competing credit union (1)	6	1,815	8	688	1	1
All other bank and credit union offices	27	816	78	3,033	8	215
Total Market in County	56	$4,749	109	$5,693	14	$545

(1)
Deposit balance of the largest competing credit union in Johnson County and Linn County includes the credit union’s deposit balance for its entire trade area.  County specific deposit balances for the credit union are unavailable.

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

The risk-based and leverage standards described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentration of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  Current Federal Reserve minimum requirements for a well-capitalized organization experiencing significant growth are a leverage ratio of 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital ratio of 10%.  As of December 31, 2014, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a leverage ratio of 12.54%, with total Tier 1 risk-based capital ratio of 15.96% and a total risk-based capital ratio of 17.21%.

In July 2013, the Officer of the Comptroller of the Currency and Board of Governors of the Federal Reserve System adopted a final rule implementing agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems”(BASEL III).   The final rule also adopts changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The rule implements a revised definition of regulatory capital, a new 4.50% common equity tier 1 minimum capital requirement, a 6.00% tier 1 capital requirement, and a tier 1 risk-based capital ratio of 8.00%.  The rule becomes effective on January 1, 2015. The Company expects to remain categorized as well capitalized under the final rule when it files its March 31, 2015 call report.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2014, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 0.60 basis points, or approximately 0.15 basis points per quarter.  These assessments will continue until the FICO bonds mature in 2019.

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent of Banking of the State of Iowa (the “Superintendent”).  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.50% plus a fully funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2014, the Tier 1 risk-based leverage ratio of the Bank was 12.51% and exceeded the ratio required by the Superintendent.

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

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2014 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2014:
Company:
Total risk-based capital	$310,622	17.21%	8.00%	10.00%
Tier 1 risk-based capital	288,047	15.96	4.00	6.00
Leverage ratio	288,047	12.54	4.00	5.00
Bank:
Total risk-based capital	310,066	17.19	8.00	10.00
Tier 1 risk-based capital	287,504	15.94	5.00	6.00
Leverage ratio	287,504	12.51	4.00	5.00

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

Dividends.  The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $103.71 million of the Bank’s Tier 1 capital of $287.50 million as of December 31, 2014 are available for the payment of dividends to the Company.

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

The Bank’s primary markets include the Iowa counties of Johnson, Linn and Washington.  Johnson and Linn Counties have been one of the strongest economic areas in Iowa exhibiting substantial economic growth over the past ten years.  The unemployment rate for the Bank’s prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  However, unfavorable or uncertain economic and market conditions may adversely affect our business and profitability.  Our business faces various material risks, including credit risk and the risk that the demand for our products and services will decrease.  Decreases in consumer confidence, real estate values, interest rates and investment returns, usually associated with a downturn, could make the types of loans we originate less profitable and could increase our credit risk and litigation expense.  And while the presence of the University of Iowa and its affiliated institutions has a significant favorable impact upon the regional economy, it is unclear what impact the State budget and change in funding models will have on the University of Iowa and the University of Iowa Hospitals and Clinics.

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

Our financial condition has not been materially impacted by the deterioration in the credit quality of third parties except as related to borrower credit quality. Management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans that may become uncollectible but cannot predict loan losses with certainty and cannot assure that our allowance for loan losses will prove sufficient to cover actual losses in the future.

Changing interest rates may adversely affect our profits.

Our income and cash flows depend to a great extent on the difference between the interest rates earned by us on interest-earning assets such as loans and investment securities and the interest rates paid by us on interest-bearing liabilities such as deposits and borrowings.  If interest rates decrease, our net interest income could be negatively affected if interest earned on interest-earning assets, such as loans, mortgage-related securities, and other investment securities, decreases more quickly than interest paid on interest-bearing liabilities, such as deposits and borrowings.  This would cause our net income to go down.  In addition, if interest rates decline, our loans and investments may be prepaid earlier than expected, which may also lower our income.  Rising interest rates may hurt our income because they may reduce the demand for loans, reduce the value of our investment securities, and increase the the cost paid on interest-bearing liabilities.  Higher interest rates could adversely affect housing and other sectors of the economy that are interest-rate sensitive.  Higher interest rates could cause deterioration in the quality of our loan portfolio.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and monetary policies established by the Federal Reserve Board. Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change.

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

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area, a small geographic area in Southeast Iowa.  As of December 31, 2014, approximately 82.39% of our loans had real estate as a primary or secondary component of collateral.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could negatively impact the future cash flow and market values of the affected properties.

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

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors if made available. If this information is inaccurate, we may be subject to regulatory action, reputational harm or other adverse effects with respect to the operation of our business, our financial condition and our results of operation.

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

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  These sources include brokered money markets and certificates of deposit, repurchase agreements, federal funds purchased, lines of credit and Federal Home Loan Bank advances.  Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity.  Our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be negatively affected.

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

We are subject to risks associated with technological changes and the resources needed to implement the changes.

Our industry is susceptible to significant technological changes in the future as there continue to be a high level of new technology driven products and services introduced.  Technological advancement aids the Company in providing customer service and increases efficiency.  Our national competitors have more resources to invest in technological changes and associated required resources.  As a result they may be able to offer products and services that are more technologically advanced and that may put us at a competitive disadvantage.  Our future depends on our ability to analyze technological changes to determine the best course of action for our business, customers and shareholders.

We rely heavily on our network security and any system failure or data breach could subject the Company to increased costs as well as reputational risk.

Our operations are dependent on our ability to process financial transactions in a secure manner.  Failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers could disrupt our businesses or the businesses of our customers, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. We must ensure that information is properly protected from a variety of threats such as cyber attacks, error, fraud, sabotage, terrorism, industrial espionage, privacy violation, service interruption, and natural disaster.  The Company, with the assistance of third-party service providers, intends to continue to implement security technology and establish procedures to maintain network security, but there is no assurance that these measures will be successful. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any activity that jeopardizes our network and the security of the information stored on our network may result in significant cost to the Company and have a significant negative effect on our reputation.

Loss of key third party vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses.

We rely on third party vendors to provide key components of our business operations such as data processing, recording and monitoring transactions, online and mobile banking interfaces and services, Internet connections and network access. While we have performed due diligence procedures in selecting vendors, we do not control their actions. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect personal information of our customers or employees, we may suffer operational impairments, reputational damage and financial losses. Replacing these third party vendors could create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

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

The Bank purchased land in Washington, Iowa during the year ended December 31, 2013.  The Bank plans to open a new branch in Washington by May, 2015. The Bank purchased property in Marion, Iowa on January 30, 2015. The Bank plans to open a new branch in Marion by December, 2015.

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.  See Note 15 to the Consolidated Financial Statements for minimum future rental commitments for leased properties.

Item 3.	Legal Proceedings

On April 24, 2014, a suit was filed against the Bank in the Iowa District Court for Johnson County by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit and ATM cards constitute unlawful interest in violation of Iowa’s usury laws and that the collection of such interest violates the Iowa Debt Collection Practices Act. The suit seeks class-action status for Bank customers who have paid overdraft fees arising from debit or ATM card transactions on their consumer accounts. The Bank filed a motion to dismiss the case, which the Court denied. The Bank filed an application for interlocutory appeal to the Iowa Supreme Court, which the Court denied. The parties and District Court have put the case on hold pending a ruling by the Iowa Supreme Court in an appeal filed by West Bank on a similar issue under dispute in the Hills Bank case. At this stage of the proceedings, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2015, the Company had 2,284 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange.  While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its middle tier, the OTCQB.  All OTCQB companies are reporting with the SEC or a U.S. banking regulator, but there are no financial or qualitative standards to be in this tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2014		2013
	High	Low	High	Low
1st quarter	$74.00	$72.00	$72.00	$67.00
2nd quarter	75.00	71.50	72.00	70.00
3rd quarter	80.10	74.25	73.00	70.75
4th quarter	82.50	78.00	73.00	70.00

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2014	83,027	144	$82.50	$75.00	(1)
2013	31,812	83	$75.00	$70.00	(2)
2012	51,802	89	$70.00	$64.00	(3)

(1)
2014 transactions included repurchases by the Company of 51,442 shares of stock under the 2005 Stock Repurchase Program.  2014 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $75.00 to $82.50 per share.

(2)
2013 transactions included repurchases by the Company of 19,204 shares of stock under the 2005 Stock Repurchase Program.  2013 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $70.00 to $75.00 per share.

(3)
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

The Company paid aggregate annual cash dividends in 2014, 2013 and 2012 of $5.42 million, $5.19 million and $5.00 million respectively, or $1.15 per share in 2014, $1.10 per share in 2013 and $1.05 per share in 2012.  In January 2015, the Company declared and paid a dividend of $1.25 per share totaling $5.85 million.  The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by MORNINGSTAR of Chicago, IL. The latter index reflects the performance of twenty-five bank holding companies operating principally in the Midwest as selected by MORNINGSTAR. The indexes assume the investment of $100 on December 31, 2009 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

	2009	2010	2011	2012	2013	2014
HILLS BANCORPORATION	$100.00	$112.27	$124.93	$138.88	$151.14	$168.80
REGIONAL-SOUTHWEST BANKS	$100.00	$114.16	$114.44	$127.35	$179.55	$173.54
NASDAQ MARKET INDEX	$100.00	$118.02	$117.04	$137.46	$192.61	$221.03

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2014, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	9,690	$59.85	61,186
Equity compensation plans not approved by security holders	—	—	—
Total	9,690	$59.85	61,186

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2016.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2014:

Period in 2014	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	2,619	$80.00	393,970	356,030
November 1 to November 30	2,901	80.02	396,871	353,129
December 1 to December 31	1,840	82.50	398,711	351,289
Total	7,360	$80.63	398,711	351,289

Item 6.	Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2014.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2014	2013	2012	2011	2010
YEAR-END TOTALS (Amounts in Thousands)
Total assets	$2,334,318	$2,167,795	$2,099,720	$2,018,927	$1,931,283
Investment securities	267,240	246,089	234,244	222,095	216,603
Loans held for sale	4,476	4,927	28,256	24,615	10,390
Loans, net	1,961,369	1,801,247	1,697,002	1,661,916	1,561,430
Deposits	1,835,069	1,709,877	1,662,544	1,525,477	1,480,741
Federal Home Loan Bank borrowings	140,000	125,000	125,000	185,000	195,000
Redeemable common stock	34,571	29,574	30,715	27,826	24,945
Stockholders' equity	255,528	243,789	225,196	208,429	166,269

EARNINGS (Amounts in Thousands)
Interest income	$86,582	$84,895	$89,215	$93,350	$94,987
Interest expense	15,037	16,848	21,527	24,361	27,839
Provision for loan losses	1,042	1,131	(2,849)	5,661	8,925
Other income	19,356	19,205	20,769	18,504	20,099
Other expenses	51,756	49,278	53,931	44,226	45,748
Income taxes	11,129	10,912	10,542	10,829	9,258
Net income	26,974	25,931	26,833	26,777	23,316

PER SHARE
Net income:
Basic	$5.75	$5.51	$5.69	$6.02	$5.29
Diluted	5.74	5.50	5.68	6.01	5.28
Cash dividends	1.15	1.10	1.05	1.00	0.91
Book value as of December 31	54.48	51.57	47.55	43.79	37.80
Increase (decrease) in book value due to:
ESOP obligation	(7.37)	(6.26)	(6.48)	(5.85)	(5.67)
Accumulated other comprehensive income	(0.10)	0.34	0.84	1.04	0.63

SELECTED RATIOS
Return on average assets	1.21%	1.23%	1.30%	1.36%	1.25%
Return on average equity	10.83	11.13	12.38	14.96	14.61
Net interest margin	3.49	3.49	3.60	3.85	3.95
Average stockholders' equity to average total assets	11.17	11.08	10.51	9.09	8.57
Dividend payout ratio	20.09	20.00	18.63	16.42	17.26

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

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

An overview of the year 2014 is presented following the section discussing a special note regarding forward looking statements.

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

The Company’s net income for 2014 was $26.97 million compared to $25.93 million in 2013.  Diluted earnings per share were $5.74 and $5.50 for the years ended December 31, 2014 and 2013, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and it is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the years ended December 31, 2014 and 2013, the Bank achieved a net interest margin of 3.49%. For the year ended December 31, 2014, net interest income on a tax equivalent basis increased by $4.51 million. In 2014, net interest income increased $9.72 million due to growth of $126.75 million in the Bank's average earning assets and was offset by a decrease of $5.21 million due to interest rate changes.

In anticipation of the continuing net interest margin compression in future years, the Bank deleveraged the balance sheet in an effort to benefit net interest margin and mitigate interest rate risk.  The Bank prepaid $60.00 million of Federal Home Loan Bank borrowings during the year ended December 31, 2012.  The Bank incurred a prepayment penalty of $5.93 million recorded as loss on extinguishment of debt in 2012.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2014 included the following:

•	Loans, net of allowance for loan losses and unamortized fees and costs, totaling $1.966 billion.

•	Loan growth, net in 2014 of $160.12 million.

•	Deposit growth of $125.19 million in 2014. Deposits increased to $1.835 billion and included $64.49 million of brokered deposits.

•	Short-term borrowings increased $20.48 million.

•	Stockholders’ equity increased $11.74 million to $255.53 million in 2014, with dividends having been paid in 2014 of $5.42 million.
Reference is made to Note 13 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its consolidated financial statements.

The return on average equity was 10.83% in 2014 compared to 11.13% in 2013.  The returns for the three previous years, 2012, 2011 and 2010, were 12.38%, 14.96% and 14.61%, respectively.  The Company remains well capitalized as of December 31, 2014 with total risk-based capital at 17.21% and Tier 1 risk-based capital at 15.96%.  The minimum regulatory guidelines are 8% and 4% respectively.  The Company paid a dividend per share of $1.15 in 2014, $1.10 in 2013 and $1.05 in the year ended December 31, 2012.

A detailed discussion of the financial position and results of operations follows this overview.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company refined its allowance for loan loss methodology during the year ended December 31, 2014 as described below.

Allowance for Loan Losses

The Company separates its portfolio loans and leases into segments for determining the allowance for loan losses. The Company's portfolio segments includes agricultural, commercial and financial, real estate, loans to individuals and obligations of state and political subdivisions. The Company further separates its portfolio into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes with the real estate portfolio segment includes 1 to 4 family residential constructions, land development and commercial construction, farmland, 1 to 4 family first liens, 1 to 4 family junior liens, multi-family and commercial. For an analysis of the Company's allowance for loan losses by portfolio segment and credit risk rating information by class, see Note 3 of the Notes to Consolidated Financial Statements.

Loans that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a troubled debt restructuring ("TDR loans"), are subject to individual review for impairment. When individual loans are reviewed for impairment, the Company determines allowances based on management's estimate of the borrower's ability to repay the loan given the availability of the collateral, other sources of cash flow, as well as evaluation of legal options available. Allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral.

Historical loss rates are applied to loans that are not individually reviewed for impairment. For reporting periods prior to December 31, 2014 the Company calculated its historical loss experience using a trailing 10 quarter portfolio loss history method in which the Company tracked the net charge-offs as a percentage of total loans by loan category. The portfolio loss history method did not factor in the credit risk ratings of the loans in determination of the historical loss rate to be applied in the allowance for loan losses calculation. During the year ended December 31, 2014, to refine the Company's allowance for loan losses calculation, management performed a 20 quarter migration analysis. Management determined that increasing the look-back period to a 20 quarter period would improve the estimation of the entire credit and economic cycle of a credit relationship. The migration analysis performed by management uses loan level attributes to track the movement of loans through the various credit risk rating categories in order to estimate the percentage of historical loss to apply to each specific credit risk rating in each loan category. The credit risk rating system currently utilized for allowance analysis purposes encompasses six categories.

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include changes in lending policies and procedures; changes in national and local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of lending management and staff; changes in the quality of the Bank's loan review system; the existence and effect of concentrations of credit; and the effect of any other identified external factors.

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance for loan losses as of December 31, 2014 and 2013 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Position

Year End Amounts	2014	2013	2012	2011	2010
	(Amounts In Thousands)
Total assets	$2,334,318	$2,167,795	$2,099,720	$2,018,297	$1,931,283
Investment securities	267,240	246,089	234,244	222,095	216,603
Loans held for sale	4,476	4,927	28,256	24,615	10,390
Loans, net	1,961,369	1,801,247	1,697,002	1,661,916	1,561,430
Deposits	1,835,069	1,709,877	1,662,544	1,525,477	1,480,741
Federal Home Loan Bank borrowings	140,000	125,000	125,000	185,000	195,000
Redeemable common stock	34,571	29,574	30,715	27,826	24,945
Stockholders' equity	255,528	243,789	225,196	208,429	166,269

Total assets at December 31, 2014 increased $166.52 million, or 7.68%, from the prior year-end.  Asset growth from 2012 to 2013 was $68.08 million and represented a 3.24% increase.  The largest growth in assets occurred in Net Loans, which increased $160.12 million and $104.25 million for the years ended December 31, 2014 and 2013, respectively.  Loans held for sale to the secondary market decreased $0.45 million and $23.33 million for the years ended December 31, 2014 and 2013, respectively.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $1.985 billion and $1.827 billion at December 31, 2014 and 2013, respectively.

The local economy that generated increased demand for loans was a significant factor in the trend of increasing net loans in each of the last five years.  The trend of increasing Net Loans may not continue, and as a result, may not be indicative of future performance.

Loans secured by real estate represent the largest increase in loan growth.  These loans increased $122.32 million in 2014 and increased $79.04 million in 2013.  Loans secured by real estate include loans for 1 to 4 family residential properties, multi-family properties, agricultural real estate and commercial real estate.

On a net basis, the Company originated $162.66 million and $106.94 million in loans to customers for the years ended December 31, 2014 and 2013, respectively.  Net loan originations increased 53.69% in 2014 compared to 2013.  The increase in loan originations in 2014 as compared to 2013 is reflective of improvement in the overall economic conditions in the Company’s trade area.  The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity.  The Company had participations purchased of $15.31, $10.93 and $10.44 million as of December 31, 2014, 2013 and 2012, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did not experience a material change in the composition of its loans held for investment in 2014 or 2013.  Residential real estate loans, including first and junior liens, were $782.96 million, $711.47 million and $687.85 million as of December 31, 2014, 2013 and 2012, respectively.  The dollar total of residential real estate loans increased 10.05% in 2014 and 3.43% in 2013.  Residential real estate loans were 39.44% of the loan portfolio at December 31, 2014, 38.95% at December 31, 2013 and 39.98% at December 31, 2012.  Commercial real estate loans totaled $321.60 million at December 31, 2014, a 2.03% increase over the December 31, 2013 total of $315.19 million.  Commercial real estate loans increased 0.86% in 2013.  Commercial real estate loans totaled $312.51 million at December 31, 2012.  Commercial real estate loans represented 16.20%, 17.26% and 18.15% of the Company’s loan portfolio as of December 31, 2014, 2013 and 2012, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 111.65% of Tier 1 capital as of December 31, 2014.

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	December 31,
	2014	2013	2012	2011	2010
	(Amounts In Thousands)
Agricultural	$97,645	$82,138	$76,190	$68,556	$65,004
Commercial and financial	174,738	166,102	148,034	143,174	141,619
Real estate:
Construction, 1 to 4 family residential	45,949	30,309	25,788	22,308	25,232
Construction, land development and commercial	77,020	69,182	79,097	84,508	86,552
Mortgage, farmland	162,503	142,685	113,841	99,799	90,448
Mortgage, 1 to 4 family first liens	672,674	605,687	583,567	577,318	519,029
Mortgage, 1 to 4 family junior liens	110,284	105,785	104,278	104,915	109,036
Mortgage, multi-family	245,213	244,090	214,812	222,851	202,630
Mortgage, commercial	321,601	315,187	312,506	316,329	302,020
Loans to individuals	21,342	19,824	20,350	20,598	23,627
Obligations of state and political subdivisions	55,729	45,167	43,102	31,147	24,959
	$1,984,698	$1,826,156	$1,721,565	$1,691,503	$1,590,156
Net unamortized fees and costs	691	641	597	563	504
	$1,985,389	$1,826,797	$1,722,162	$1,692,066	$1,590,660
Less allowance for loan losses	24,020	25,550	25,160	30,150	29,230
	$1,961,369	$1,801,247	$1,697,002	$1,661,916	$1,561,430

There were no foreign loans outstanding for any of the years presented.

The following table shows the principal payments due on loans as of December 31, 2014:

	Amount Of Loans	One Year Or Less (1)	One To Five Years	Over Five Years
	(Amounts In Thousands)
Commercial and Agricultural	$1,128,238	$319,617	$727,080	$81,541
Real Estate (2)	778,805	90,786	390,427	297,592
Other	77,655	5,874	16,396	55,385
Totals	$1,984,698	$416,277	$1,133,903	$434,518

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$1,093,040	$284,376	$580,709	$227,955
Variable rate	891,658	131,901	553,194	206,563
	$1,984,698	$416,277	$1,133,903	$434,518

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans will be re-evaluated prior to their maturity and are likely to be extended.

(2)	Commercial, multi-family and agricultural real estate loans are reflected in the Commercial and Agricultural total.

The sales and building permit trends in the Company’s trade area have followed similar increases as national, regional and state trends.  The increased level of building permits is reflective of the overall economic improvement in the Company’s trade area.

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment that remain below national and state levels.  The following table shows unemployment as of December 31, 2014, 2013 and 2012 and median income information as of December 31, 2013, 2012 and 2011, as December 31, 2014 information is not available as of the date of this report:

	Unemployment Rate %			Median Income
	2014	2013	2012	2013	2012	2011
United States	5.6%	6.7%	7.8%	$53,046	$53,046	$50,502
State of Iowa	4.1%	4.2%	4.9%	51,843	51,129	49,545
Johnson County	2.6%	3.0%	3.6%	53,424	53,993	53,570
Linn County	4.1%	4.5%	5.3%	57,260	56,790	55,772
Washington County	3.4%	3.5%	4.1%	54,554	52,636	50,559

Competition for quality loans and deposits may continue to be a challenge.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $125.19 million in 2014 of which $6.72 million was from brokered deposits.  Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, increased from $42.02 million to $47.50 million.  Deposits increased by $47.33 million in 2013.  As of June 30, 2014 (latest data available), Johnson County total deposits were $4.749 billion and the Company’s deposits were $1.267 billion, which represent a 26.7% market share.  The Company had nine office locations in Johnson County as of June 30, 2014.  The total banking locations in Johnson County was 56 as of June 30, 2014.  At June 30, 2013, the Company’s deposits were $1.188 billion or a 27.9% market share.  At $5.693 billion as of June 30, 2014, the Linn County deposit market is significantly larger than the Johnson County deposit market of $4.749 billion.  As of June 30, 2014, Linn County had 109 total banking locations.  The six Linn County offices of the Company had deposits of $346.20 million or a 6.1% share of the market.  The Company’s Linn County deposits at June 30, 2013 were $343.55 million and represented a 6.4% market share.  As of June 30, 2014, the Company’s two Washington County offices had deposits of $115.04 million which was 21.1% of the County’s total deposits of $545.21 million.  Washington County had a total of 14 banking locations as of June 30, 2014.  In 2013, the Company’s Washington County deposits were $110.06 million or a 20.5% market share.

Investment securities increased $21.15 million in 2014.  In 2013, investment securities increased by $11.85 million.  The investment portfolio consists of $267.24 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2014, 2013 and 2012 and the maturities and weighted average yields of the investment securities, computed on a tax-equivalent basis using a federal tax rate of 35%, as of December 31, 2014:

	December 31,
	2014	2013	2012
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$22,333	$—	$—
Other securities (FHLB, FHLMC and FNMA)	67,691	87,144	91,850
Stock of the Federal Home Loan Bank	8,248	7,579	8,062
Obligations of state and political subdivisions	168,968	151,366	134,332
	$267,240	$246,089	$234,244

	December 31, 2014
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury
From 1 to 5 years	$22,333	1.38%
	$22,333
Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$17,293	0.69%
From 1 to 5 years	50,398	1.06
From 5 to 10 years	—	—
	$67,691

Stock of the Federal Home Loan Bank	$8,248	2.50%

Obligations of state and political subdivisions, maturities:
Within 1 year	$24,993	2.32%
From 1 to 5 years	70,219	3.64
From 5 to 10 years	72,431	2.83
Over 10 years	1,325	5.09
	$168,968
Total	$267,240

As of December 31, 2014, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2014, a major funding source for the growth in loans was the $125.19 million increase in deposits.  In 2013, the major source of funding for the growth in loans was deposit growth of $47.33 million.  Brokered deposits totaled $64.49 million and $57.77 million as of December 31, 2014 and 2013, respectively.  Total advances from the FHLB were $125.00 million at December 31, 2014 and 2013.  It is expected that the FHLB funding source and brokered deposits funding will be considered in the future if loan growth exceeds deposit increases and the interest rates on funds borrowed from the FHLB and interest rates on brokered deposits are favorable compared to other funding alternatives.

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2014, 2013 and 2012 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2014, 2013 and 2012:

	December 31,
	2014	Rate	2013	Rate	2012	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$259,602	—	$241,697	—	$225,284	—
Average interest-bearing demand deposits	414,438	0.15%	376,940	0.20%	321,225	0.21%
Average savings deposits	564,940	0.20	481,108	0.23	419,098	0.24
Average time deposits	516,169	1.46	559,687	1.65	611,260	1.96
	$1,755,149		$1,659,432		$1,576,867

Time certificates issued in amounts of $100,000 or more with maturity in:	Amount	Rate	Amount	Rate	Amount	Rate
	(Amounts In Thousands)
3 months or less	$10,772	0.95%	$13,131	1.02%	$33,920	1.33%
3 through 6 months	16,830	1.63	28,628	1.45	30,928	1.55
6 through 12 months	50,847	1.43	31,073	1.03	68,591	1.37
Over 12 months	99,346	1.46	95,633	1.83	168,739	2.01
	$177,795		$168,465		$302,178

Stockholders’ equity was $255.53 million at December 31, 2014 compared to $243.79 million at December 31, 2013.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $129.83 million and paid shareholders dividends of $24.03 million, or 18.51% of earnings, while still maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Return on average assets	1.21%	1.23%	1.30%
Return on average stockholders' equity	10.83	11.13	12.38
Dividend payout ratio	20.09	20.00	18.63
Average stockholders' equity to average assets ratio	11.17	11.08	10.51

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2014	$26,974	4.02%	$5.74
2013	25,931	(3.36)	5.50
2012	26,833	0.21	5.68
2011	26,777	14.84	6.01
2010	23,316	45.86	5.28

Net income for 2014 increased by $1.04 million or 4.02% and diluted earnings per share increased by 4.36%.  In 2014, net interest income increased $9.72 million due to growth of $126.75 million in the Bank's average earning assets and was offset by a decrease of $5.21 million due to interest rate changes. Other income increased by $0.15 million, the provision for loan losses decreased by $0.09 million and total other expenses increased by $2.48 million.

Annual fluctuations in the Company's net income continue to be driven primarily by three generally recurring important factors. The first important factor is net interest margin. Net interest income of $71.55 million in 2014 was derived from the Company's $2.129 billion of average earning assets and its net interest margin of 3.49%, compared to $2.000 billion of average earning assets and a 3.49% net interest margin in 2013. The importance of net interest margin is illustrated by the fact that a decrease or an increase in the net interest margin of 10 basis points would result in a $2.13 million decrease or increase in income before taxes.  Net interest margin decreased in 2013 to 3.49% from 3.60% in 2012.  Based on the current interest rate environment, the Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes net interest margin in dollars will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $1.990 billion at the end of 2014.  The Company’s allowance for loan losses was $24.02 million at December 31, 2014.  The allowance in 2014 decreased in comparison to 2013 due to an increase in net charge-offs of $1.83 million, a decreased provision for loan losses of $0.09 million and change in the Company's historical loss rates.  The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled an expense of $1.04 million for 2014, an expense of $1.13 million for 2013 and reduction of expense of $2.85 million of expense for 2012.  Management expects credit quality to remain steady through 2015.  Provision expense is expected to be dependent on the Company’s loan growth through the end of 2015.  (See Note 3 to the Consolidated Financial Statements.)  A detailed discussion is included in the Provision for Loan Losses section below.

The amount of mortgage loans sold on the secondary market and the resulting gain or loss is the third factor that can cause fluctuations in net income.  Loans originated in 2014 for sale in the secondary market totaled $114.73 million compared to $204.88 million in 2013 and $328.58 million in 2012, a decrease of 44.00% from 2013 and a decrease of 65.08% from 2012.  For the years ended December 31, 2014, 2013 and 2012, the net gain on sale of loans was $0.89, $1.93 and $3.55 million, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The average interest rate for a 30 year fixed rate loan during the year ended December 31, 2014 was 4.03%.  The average interest rate for the same type of loan was 3.83% for the year ended December 31, 2013.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company cannot predict the extent to which the discontinuation of purchases of agency-guaranteed mortgage-backed securities by the Federal Reserve may result in secondary market rates becoming less favorable and a reduction in secondary market activity involving mortgage loans.

Net income for 2013 was $25.93 million, or diluted earnings per share of $5.50.  For 2013, diluted earnings per share decreased by $0.18 per share compared to 2012.  Net interest income increased $0.36 million for the year ended December 31, 2013 compared to 2012.  This increase in net interest income was due to an increase in average earning assets of $50.66 million in 2013.  Noninterest income decreased 7.53% in 2013 to $19.21 million.  Noninterest expense decreased from $53.93 million in 2012 to $49.28 million in 2013, or 8.62%.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest expense of the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to net loan growth.  The net interest margin was 3.49% in 2014, 3.49% in 2013, 3.60% in 2012, 3.85% in 2011, and 3.59% in 2010.  The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2014, 2013 and 2012 are indicated on the following table:

	Years Ended December 31,
	2014	2013	2012
	(Amounts In Thousands)
Income:
Loans (1)	$83,015	$80,172	$84,453
Taxable securities	1,099	1,254	1,897
Nontaxable securities (1)	5,182	5,134	5,227
Interest-bearing cash and cash equivalents	36	74	134
Total interest income	89,332	86,634	91,711
Expense:
Interest-bearing demand deposits	622	764	692
Savings deposits	1,124	1,091	989
Time deposits	7,559	9,257	12,043
Other borrowings	124	112	180
FHLB borrowings	5,603	5,590	7,583
Interest-bearing other liabilities	4	34	40
Total interest expense	15,036	16,848	21,527
Net interest income	$74,296	$69,786	$70,184

(1)  Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Net interest income on a tax-equivalent basis changed in 2014 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$131,168	(0.17)%	$8,708	$(5,864)	$2,844
Taxable securities	(4,160)	(0.11)	(28)	(127)	(155)
Nontaxable securities	17,259	(0.41)	668	(620)	48
Interest-bearing cash and cash equivalents	(15,152)	0.01	(38)	—	(38)
Federal funds sold	1	(0.01)	—	—	—
	$129,116		$9,310	$(6,611)	$2,699
Interest expense:
Interest-bearing demand deposits	$37,498	(0.05)%	$(76)	$218	$142
Savings deposits	83,832	(0.03)	(192)	159	(33)
Time deposits	(43,518)	(0.19)	720	978	1,698
Other borrowings	6,567	(0.02)	(30)	17	(13)
FHLB borrowings	4,521	(0.10)	(13)	—	(13)
Interest-bearing other liabilities	(53)	(1.08)	1	29	30
	$88,847		$410	$1,401	$1,811
Change in net interest income			$9,720	$(5,210)	$4,510

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changes for 2013 were as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$61,318	(0.36)%	$1,845	$(6,126)	$(4,281)
Taxable securities	(1,664)	(0.61)	(61)	(582)	(643)
Nontaxable securities	14,680	(0.56)	650	(743)	(93)
Interest-bearing cash and cash equivalents	(23,677)	—	(60)	—	(60)
Federal funds sold	1	0.03%	—	—	—
	$50,658		$2,374	$(7,451)	$(5,077)
Interest expense:
Interest-bearing demand deposits	$55,715	(0.01)%	$(118)	$46	$(72)
Savings deposits	62,011	(0.01)	(127)	26	(101)
Time deposits	(51,573)	(0.31)	1,046	1,739	2,785
Short-term borrowings	(9,612)	(0.08)	37	31	68
FHLB borrowings	(48,900)	0.12	2,147	(154)	1,993
Interest-bearing other liabilities	(65)	(0.19)	1	5	6
	$7,576		$2,986	$1,693	$4,679
Change in net interest income			$5,360	$(5,758)	$(398)

A summary of the net interest spread and margin is as follows:

	Years Ended December 31,
	2014	2013	2012
Average yields:
Loans (1)	4.39%	4.61%	4.99%
Loans (tax equivalent basis) (1)	4.44	4.66	5.02
Taxable securities	1.15	1.26	1.87
Nontaxable securities	2.25	2.52	2.88
Nontaxable securities (tax equivalent basis)	3.46	3.87	4.43
Interest-bearing cash and cash equivalents	0.26	0.25	0.25
Federal funds sold	0.14	0.15	0.12
Average rates paid:
Interest-bearing demand deposits	0.15	0.20	0.21
Savings deposits	0.20	0.23	0.24
Time deposits	1.46	1.65	1.96
Short-term borrowings	0.29	0.31	0.39
FHLB borrowings	4.31	4.41	4.29
Interest-bearing other liabilities	0.16	1.24	1.43
Yield on average interest-earning assets	4.20	4.33	4.69
Rate on average interest-bearing liabilities	0.90	1.06	1.36
Net interest spread (2)	3.30	3.27	3.33
Net interest margin (3)	3.49	3.49	3.60

(1)	Non-accruing loans are not significant and have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.  The net interest spread increased 3 basis points in 2014 and decreased 6 basis points in 2013.

(3)
Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin decreased 11 basis points in 2013.  The net interest margin remained unchanged in 2014 due to the continued low rate environment.

During 2012, the Federal Open Market Committee maintained the target rate at 0.25%.  The target rate has remained at 0.25% since December 2008.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2014, the average rate indexes for the one, three and five year indexes were 0.27%, 1.17% and 1.74%, respectively.  The one year index increased 107.69% from December 31, 2013, the three year index increased 48.10% and the five year index increased 1.16%.  During 2014 and 2013, the average federal funds rate remained the same at 0.25%.

Provision for Loan Losses

Management has determined that the allowance for loan losses was appropriate at December 31, 2014, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however the allowance for loan losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

The allowance for loan losses totaled $24.02 million at December 31, 2014 compared to $25.55 million at December 31, 2013.  The decrease in 2014 is the result of enhanced credit quality relative to increased loan volume.  Specifically for 2014, there was an increase of $1.47 million due to the volume increase in pass rated loans outstanding of $167.72 million as well as the composition of new loans added in 2014.  There was a decrease of $3.00 million in the amount allocated to the allowance due to a change in the composition and allocation of loan balances within the credit quality ratings.  The percentage of the allowance to outstanding loans was 1.21% and 1.40% at December 31, 2014 and 2013, respectively.  The percentage decrease was due to a combination of loan growth, lower historical loss rates and changes in the composition of loans among the credit risk ratings.  The provision for loan losses totaled an expense of $1.04 million in 2014, an expense of $1.13 million in 2013 and reduction of expense of $2.85 million for 2012.  Loan charge-offs net of recoveries were $2.57 million in 2014, $0.74 million in 2013 and $2.14 million in 2012.

The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the level considered appropriate by management.  The adequacy of the allowance for loans and any related provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of significant factors, including the size and growth of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more and the trends in problem and watch loans.  In addition, management considers the credit quality of the loans based on management’s review of special mention and substandard loans, including loans with historical higher credit risks.  Quantitative factors include the Company’s historical loss experience, which is then adjusted for levels and trends in past due, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in TDR loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

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

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to nonaccrual status, a charge-off or the establishment of a specific impairment reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction payment and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If we determine that a loan amount, or portion thereof, is uncollectible, the loan’s credit risk rating is immediately downgraded and the uncollectible amount is charged-off.  The Bank’s credit and legal departments undertake a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the loan to minimize realized loss.

In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In most cases, the modification is either a reduction in interest rate, conversion to interest only payments, deferral of payments or extension of the maturity date.  Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that otherwise would not be considered.  TDR loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.  The Bank’s TDR loans occur on a case-by-case basis in connection with ongoing loan collection processes.

For loans that are collateral dependent, losses are evaluated based on the portion of a loan that exceeds the fair market value of the collateral that can be identified as uncollectible.  In general, this is the amount that the carrying value of the loan exceeds the related appraised value less estimated selling costs.  Generally, it is the Company’s policy not to rely on appraisals that are older than one year prior to the date the impairment is being measured.  The most recent appraisal values may be adjusted if, in the Company’s judgment, experience and other market data indicate that the property’s value, use, condition, exit market or other variable affecting its value may have changed since the appraisal was performed, consistent with the December 2006 joint interagency guidance on the allowance for loan losses.  The charge-off or loss adjustment supported by an appraisal is considered the minimum charge-off.  Any adjustments made to the appraised value are to provide additional charge-off or loss allocations based on the applicable facts and circumstances.  In instances where there is an estimated decline in value, a loss allocation may be provided or a charge-off taken pending confirmation of the amount of the loss from an updated appraisal.  Upon receipt of the new appraisals, an additional loss allocation may be provided or charge-off taken based on the appraised value of the collateral.  On average, appraisals are obtained within one month of order.

The Company has not experienced any significant time lapses in recognizing the required provisions for collateral dependent loans, nor has the Company delayed appropriate charge-offs.  When an updated appraisal value has been obtained, the Company has used the appraisal amount in determining the appropriate charge-off or required reserve.  The Company also evaluates any changes in the financial condition of the borrower and guarantors (if applicable), economic conditions, and the Company’s loss experience with the type of property in question.  Any information utilized in addition to the appraisal is intended to identify additional charge-offs or provisions, not to override the appraised value.

The Bank regularly reviews loans in the portfolio and assesses whether the loans are impaired in accordance with ASC 310-10-35, Accounting by Creditors for Impairment of a Loan.  If the loans are impaired, the Bank determines if a specific allowance is appropriate.  In addition, the Bank's management also reviews and, where determined necessary, provides allowances for particular loans based upon (1) reviews of specific borrowers and (2) management’s assessment of areas that management considers are of higher credit risk, including loans that have been restructured.  Loans that are determined not to be impaired and for which there are no specific allowances are classified into one or more risk categories. Based upon the risk category assigned, the Bank allocates a percentage, as determined by management, for a required allowance needed.  The determination concerning the appropriate percentage begins with historical loss experience factors, which are then adjusted for levels and trends in past due loans, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in TDR loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may recognize a charge-off related to an impaired loan when loan balances exceed net present value of cash flows or collateral.  Impaired loans decreased by $5.76 million from December 31, 2013 to December 31, 2014.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is due to a decrease in nonaccrual loans of $1.11 million, TDR loans of $4.04 million and a decrease in accruing loans past due 90 days or more of $0.61 million from December 31, 2013 to December 31, 2014.

Special mention loan balances were $89.86 million at December 31, 2014 and $84.51 million at December 31, 2013.  These asset quality changes decreased the provision by $0.29 million based upon the relative mix of special mention loans by category.  The $5.35 million increase in special mention loans is related to management’s evaluation of its loan portfolio.  The total increase of $5.35 million is comprised of approximately $11.99 million in agricultural operating loans, $5.02 million in construction land development and commercial real estate, $2.93 million in real estate farmland and $0.40 million in loans to individuals. The increase is offset by a decrease in the special mention classification of $5.38 million in commercial real estate mortgages, $3.67 million in 1 to 4 family residential mortgages, $1.94 million in commercial loans, $1.55 million for multi-family real estate mortgages, $1.06 million for loans to state and political subdivisions, $0.67 million in 1 to 4 family junior mortgages and $0.36 million in construction 1 to 4 family residential.

Substandard loan balances were $41.33 million at December 31, 2014 and $48.71 million at December 31, 2013.  These asset quality changes decreased the provision by $2.67 million at December 31, 2014 due to the mix of the substandard loans and reduced balances.  The decrease of $7.38 million in substandard loans at December 31, 2014 includes $2.45 million in agricultural operating loans, $2.08 million in commercial real estate mortgages, $1.89 million of 1 to 4 family residential mortgages, $1.48 million in construction land development and commercial real estate, $0.60 million in multi-family real estate mortgages, and $0.04 million in loans to individuals.  The decrease is offset by an increase in the substandard classification of $0.28 million in commercial loans, $0.21 million in construction 1 to 4 family residential, $0.44 million in real estate farmland, and $0.23 million in 1 to 4 family junior mortgages.

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2014	2013	2012	2011	2010
	(Amounts In Thousands)
Nonaccrual loans	$6,081	$7,192	$7,685	$7,378	$8,246
Accruing loans past due 90 days or more (1)	348	959	2,643	3,212	5,345
Troubled debt restructurings ("TDR loans") (2)	14,340	18,375	19,430	17,889	17,957
Total impaired loans	$20,769	$26,526	$29,758	$28,479	$31,548
Other real estate	1,213	541	746	1,327	2,233
Non-performing assets (includes impaired loans and other real estate)	$21,982	$27,067	$30,504	$29,806	$33,781
Loans held for investment	1,984,698	1,826,156	1,721,565	1,691,503	1,590,156
Ratio of allowance for loan losses to loans held for investment	1.21%	1.40%	1.46%	1.78%	1.84%
Ratio of allowance for loan losses to impaired loans	115.65	96.32	84.55	105.87	92.65
Ratio of impaired loans to total loans held for investment	1.05	1.45	1.73	1.68	1.98
Ratio of non-performing assets to total assets	0.94	1.25	1.45	1.48	1.75

(1)
As of December 31, 2012 there were $0.26 million of TDR loans included within accruing loans past due 90 days or more.  There were no TDR loans within accruing loans past due 90 days or more as of December 31, 2014, 2013, 2011 and 2010.  The accruing loans past due 90 days or more are still believed to be adequately collateralized.  Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

(2)
Total TDR loans were $16.48, $21.09, $22.12, $21.40, and $22.36 million as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively.  Included in the total nonaccrual loans were $2.14 ,$2.72, $2.69, $3.25 and $4.40 million of TDR loans as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

The ratio of allowance for loan losses to impaired loans increased to 115.65% as of December 31, 2014 compared to 96.32% as of December 31, 2013.  The increase in 2014 is the result of the decrease in total impaired loans.  The ratio of impaired loans to total gross loans was 1.05% and 1.45% at December 31, 2014 and 2013, respectively.  The decrease in the 2014 ratio is due to the decrease in all three impaired loan categories.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial and retail space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels, vacancy rates of rental units and demand for commercial and retail space.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2014, the unemployment levels in Johnson County and Linn County were 2.6% and 4.1%, respectively, compared to 3.0% and 4.5% in December of 2013.  These levels compare favorably to the State of Iowa at 4.1% and the national unemployment level at 5.6% in December 2014 compared to 4.2% and 6.7%, respectively in December 2013.

The residential rental vacancy rates in 2013 and 2014 in Johnson and Linn County were estimated at below 5.0%. The State of Iowa vacancy rate is 6.1% and the national rate is 7.0% with the Midwest rate at 7.5%.  These vacancy rates one year ago were 6.1%, 8.2% and 8.6%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Favorable vacancy rates may not continue in 2015, vacancy rates may rise and affect the overall quality of the loan portfolio.

See Note 3 to the Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2014, 2013 and 2012, recoveries were $2.98 million, $2.61 million and $2.89 million, respectively; charge-offs were $5.55 million, $3.35 million and $5.03 million in 2014, 2013 and 2012, respectively.

Overall credit quality may deteriorate in 2015.  Such deterioration could cause increases in impaired loans, allowance for loan losses provision expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.  The following table summarizes the Bank's loan loss experience for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2014
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(174)	(3,388)	(250)	—	(1,195)	(217)	(325)	(5,549)
Recoveries	66	1,128	390	—	870	377	146	2,977
Provision	(229)	1,758	(817)	115	680	(752)	287	1,042
Ending balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2013
Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	—	(1,692)	(245)	—	(887)	(356)	(166)	(3,346)
Recoveries	35	1,002	323	—	618	464	163	2,605
Provision	1,164	850	(335)	811	(755)	(425)	(179)	1,131
Ending balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2012
Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	(12)	(1,395)	(1,648)	—	(1,448)	(318)	(205)	(5,026)
Recoveries	71	1,583	52	—	521	403	255	2,885
Provision	240	(2,044)	(223)	335	(36)	(1,131)	10	(2,849)
Ending balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2011
Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	(81)	(2,678)	(549)	(1)	(2,892)	(708)	(220)	(7,129)
Recoveries	45	896	17	4	934	298	194	2,388
Provision	(780)	1,469	1,132	(74)	3,057	903	(46)	5,661
Ending balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2010
Allowance for loan losses:
Beginning balance	$2,967	$7,090	$4,811	$1,417	$7,484	$4,742	$649	$29,160
Charge-offs	(18)	(3,647)	(1,202)	(52)	(4,343)	(1,507)	(423)	(11,192)
Recoveries	248	946	81	44	583	152	283	2,337
Provision	(1,027)	2,353	704	73	4,228	2,270	324	8,925
Ending balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230

The ratio of net charge-offs to average net loans outstanding during the years ended December 31, 2014, 2013, 2012, 2011, and 2010 was 0.14%, 0.04%, 0.13%, 0.29%, and 0.58%, respectively.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non-consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non-consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

The following table presents the allowance for loan losses by type of loans and the percentage in each category to total loans as of December 31, 2014, 2013, 2012, 2011, and 2010:

	2014			2013
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,515	10.47%	4.92%	$2,852	11.17%	4.50%
Commercial and financial	4,231	17.61	8.80	4,733	18.52	9.10
Real estate:
Construction, 1 to 4 family residential	810	3.37	2.32	1,011	3.96	1.66
Construction, land development and commercial	1,431	5.96	3.88	1,907	7.46	3.79
Mortgage, farmland	2,672	11.12	8.19	2,557	10.01	7.81
Mortgage, 1 to 4 family first liens	6,268	26.11	33.88	6,101	23.87	33.16
Mortgage, 1 to 4 family junior liens	1,151	4.79	5.56	963	3.77	5.79
Mortgage, multi-family	1,490	6.20	12.36	2,064	8.08	13.37
Mortgage, commercial	2,705	11.26	16.20	2,723	10.66	17.26
Loans to individuals	299	1.24	1.08	369	1.44	1.09
Obligations of state and political subdivisions	448	1.87	2.81	270	1.06	2.47
	$24,020	100.00%	100.00%	$25,550	100.00%	100.00%

	2012			2011
Agricultural	$1,653	6.57%	4.43%	$1,354	4.49%	4.05%
Commercial and financial	4,573	18.18	8.60	6,429	21.32	8.46
Real estate:
Construction, 1 to 4 family residential	848	3.37	1.50	564	1.87	1.32
Construction, land development and commercial	2,327	9.25	4.59	4,430	14.69	4.99
Mortgage, farmland	1,746	6.94	6.61	1,411	4.68	5.90
Mortgage, 1 to 4 family first liens	6,540	25.99	33.90	7,037	23.34	34.16
Mortgage, 1 to 4 family junior liens	1,548	6.15	6.06	2,014	6.68	6.20
Mortgage, multi-family	1,840	7.31	12.48	1,888	6.26	13.17
Mortgage, commercial	3,264	12.97	18.15	4,262	14.14	18.69
Loans to individuals	382	1.52	1.18	371	1.24	1.22
Obligations of state and political subdivisions	439	1.75	2.50	390	1.29	1.84
	$25,160	100.00%	100.00%	$30,150	100.00%	100.00%

	2010
Agricultural	$2,170	7.42%	4.09%
Commercial and financial	6,742	23.07	8.90
Real estate:
Construction, 1 to 4 family residential	752	2.57	1.59
Construction, land development and commercial	3,642	12.46	5.44
Mortgage, farmland	1,482	5.07	5.69
Mortgage, 1 to 4 family first liens	5,782	19.78	32.66
Mortgage, 1 to 4 family junior liens	2,170	7.42	6.85
Mortgage, multi-family	1,486	5.09	12.74
Mortgage, commercial	4,171	14.27	18.99
Loans to individuals	525	1.80	1.48
Obligations of state and political subdivisions	308	1.05	1.57
	$29,230	100.00%	100.00%

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

Noninterest Income

The following table sets forth the various categories of noninterest income for the year ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,			$ Change		% Change
	2014	2013	2012	2014/2013	2013/2012	2014/2013	2013/2012
	(Amounts in thousands)
Net gain on sale of loans	$894	$1,925	$3,549	$(1,031)	$(1,624)	(53.56)%	(45.76)%
Trust fees	6,065	5,294	4,616	771	678	14.56	14.69
Service charges and fees	8,025	7,805	7,815	220	(10)	2.82	(0.13)
Rental revenue on tax credit real estate	1,490	1,511	1,587	(21)	(76)	(1.39)	(4.79)
Net gain on sale of other real estate owned and other repossessed assets	386	183	782	203	(599)	110.93	(76.60)
Other noninterest income	2,496	2,487	2,420	9	67	0.36	2.77
	$19,356	$19,205	$20,769	$151	$(1,564)	0.79%	(7.53)%

The noninterest income of the Company was $19.36 million in 2014 compared to $19.21 million in 2013.  The increase of $0.15 million in 2014 was the result of a combination of factors discussed below.  In 2013, the total noninterest income decreased $1.56 million from 2012.

The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The gain was $0.89 million in 2014, $1.93 million in 2013 and $3.55 million in 2012.  The dollar volume of loans sold in 2014 was approximately 60.00% of the volume in 2013 and 34.92% of the activity experienced in 2012.  The volume of activity in these types of loans is directly related to the level of interest rates and the number of new home sales and refinancings. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.77 million to $6.07 million in 2014.  Trust fees increased $0.68 million in 2013.  As of December 31, 2014, the Bank’s Trust Department had $1.298 billion in assets under management compared to $1.200 billion and $1.121 billion at December 31, 2013 and 2012, respectively.  Trust fees are based on total assets under management.  The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 60.00% of assets under management.  In 2014, the Dow Jones Industrial Average increased 7.52%.  The market value of the Dow Jones Industrial Average increased over 26.50% in 2013 and increased over 7.26% in 2012.

The net gain on sale of other real estate owned and other repossessed assets increased $0.20 million to $0.39 million for the year ended December 31, 2014.  The total net gain on sale of other real estate owned consisted of a $0.21 million fair market value loss adjustment on 9 properties within other real estate owned and a $0.60 million net gain on sale of 20 properties for a net gain of $0.39 million.  During the same period in 2013, the gain consisted of a $0.07 million fair market value loss adjustment on 5 such properties, a $0.25 million net gain on sale of 14 such properties for a net gain of $0.18 million.  The net gain on sale of other real estate owned increased in 2014 due to the value of such sales, fair value adjustments and the volume of property sales.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,			$ Change		% Change
	2014	2013	2012	2014/2013	2013/2012	2014/2013	2013/2012
	(Amounts in thousands)
Salaries and employee benefits	$26,450	$24,845	$23,793	$1,605	$1,052	6.46%	4.42%
Occupancy	3,807	3,699	3,332	108	367	2.92	11.01
Furniture and equipment	4,975	4,711	4,573	264	138	5.60	3.02
Office supplies and postage	1,546	1,706	1,481	(160)	225	(9.38)	15.19
Advertising and business development	3,073	2,638	2,721	435	(83)	16.49	(3.05)
Outside services	6,741	6,782	6,712	(41)	70	(0.60)	1.04
Rental expenses on tax credit real estate	2,189	1,985	2,548	204	(563)	10.28	(22.10)
FDIC insurance assessment	1,098	1,016	1,036	82	(20)	8.07	(1.93)
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	—	—	5,925	—	(5,925)	—	(100.00)
Other noninterest expense	1,877	1,896	1,810	(19)	86	(1.00)	4.75
	$51,756	$49,278	$53,931	$2,478	$(4,653)	5.03%	(8.63)%

Total noninterest expenses were $51.76 and $49.28 million for the years ended December 31, 2014 and 2013, respectively.  The increase is $2.48 million or 5.03% in 2014 and a decrease of $4.65 million or 8.63% in 2013.

Advertising and business development expenses increased $0.44 million in 2014. The increase in expenses in 2014 is the result of an increase of $0.06 million in direct mail expense and $0.16 million in business promotions expense. Also, charitable contributions increased by $0.10 million for the year ended December 31, 2014.

Rental expenses on tax credit real estate increased $0.20 million in 2014.  The increase is the result of an increase in operating expenses of the tax credit real estate in which the Company invests.

Total noninterest expenses were $53.93 million for the year ended December 31, 2012.  The decrease in expenses in 2013 was $4.65 million.  This included an increase of $1.05 million in salaries and benefits, which was the direct result of salary adjustments and restricted stock awards increases due to the increase in the appraised value of the Company stock.  There was a decrease of $5.93 million in expenses from 2012 due to a loss on extinguishment of debt recorded in 2012. In an effort to utilize the Bank’s liquidity, improve net interest margin and decrease interest rate risk in the future the Bank prepaid $60.00 million of Federal Home Loan Bank borrowings during the year ended December 31, 2012.  The Bank incurred a prepayment penalty of $5.93 million recorded as loss on extinguishment of debt during the year ended December 31, 2012.

Income Taxes

Income tax expense was $11.13, $10.91 and $10.54 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Income taxes as a percentage of income before income taxes were 29.21% in 2014, 29.62% in 2013 and 28.21% in 2012.  The amount of tax credits were $1.55, $1.99 and $1.99 million for 2014, 2013, and 2012, respectively.

Effects of Inflation

The consolidated financial statements and the accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature.  As a result, interest rates have a more significant impact in the Company’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.  Liquidity and interest rate adjustments are features of the Company’s asset/liability management, which are important to the maintenance of acceptable performance levels.  Item 7A of this Form 10-K contains a more thorough discussion of interest rate risk.  The Company attempts to maintain a balance between monetary assets and monetary liabilities to offset the potential effects of changing interest rates.

Risk Management

The Company is exposed to risks as part of the normal course of business. Risk exposure requires sound risk management practices that comprise an comprehensive framework of programs and processes that apply to the Company. The Company has established a risk management framework to manage risks and provide reasonable assurance of the achievement of the Company's strategic objectives.

The primary risks identified and managed through the framework are strategic, liquidity, market, credit, trust, information technology and security, operational, legal and reputational risks. Strategic risk arises from the potential that adverse business decisions, improper implementation of those decisions, or lack of responsiveness to industry changes will negatively impact current or anticipated earnings, capital, or franchise/enterprise value. Liquidity risk is the potential that the Company will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain funding or that it cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions. Market risk is the risk that the Company's earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, equity prices and/or credit spreads. Credit risk is the current and prospective risk to earnings or capital arising from an obligor's failure to meet the terms of any contract with the Company or otherwise perform as agreed. Trust risk arises from the potential inability to perform certain agreed upon functions in the delivery of trust products or services, noncompliance of applicable laws, sound fiduciary principles, internal policies or procedures, or ethical standards. Information technology and security risk encompasses the negative impact of operations and service delivery which can bring reduction of the value of the Company, but also the benefit/value enabling risk associated to missing opportunities to use technology to enable or enhance business or the IT project management for aspects like overspending or late delivery with adverse business impact. Information technology and security risk also involves the protection of information assets that is necessary to establish and maintain trust between the Company and its customers, maintain compliance with the law, and protect the reputation of the institution. Operational risk arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. Legal risk arises from the potential that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively affect the operations, financial condition or reputation of a banking organization. Legal risk includes compliance with regulatory requirements. Reputational risk arises from the potential that negative publicity regarding the Company's business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions.

The principal risk management functions of the Board are to oversee processes for evaluating the adequacy of internal controls, risk management, financial reporting and compliance with laws and regulations. The Board has developed a formal plan to address Enterprise Risk Management ("ERM") within the Company. The Company's ERM includes a formal process to identify and document the key risk to the Company and provides a common framework and terminology to ensure consistency in identification, reporting and management of key risks. The Board annually approves a Risk Appetite and Tolerance Statement that reflects core business principles and provides the foundation of the Company's risk appetite, which is the aggregate amount of risk the Company is willing to accept in pursuit of its mission. By establishing boundaries around risk taking and business decisions, and by incorporating the needs and goals of its shareholders, regulators, customers and other stakeholders, the Company's risk appetite is aligned with its priorities and goals.

The Board has formed an Enterprise Risk Management Committee ("ERMC") of the Company comprised of the Company's business unit leaders and led by the Company's Vice President, Risk Management, to help ensure the consistent application of the Company's risk management approach. The primary activities of the ERMC include:

•	Annual comprehensive risk assessments for all of the risks identified in the Company's risk management framework;

•	Monitoring signals that may indicate possible risk issues for the Company;

•	Identifying risks and determining which Company areas and/or products will be affected;

•	Ensuring there are mechanisms in place to specifically determine how risks will affect the Company or its products;

•	Monitoring and reporting on risk tolerance thresholds approved by the Board;

•	Reviewing the limits, policies, and procedures in place to ensure the continued appropriateness of risk controls.

The Company has also formed an Officers Risk Management Committee ("ORMC") which consists of the next level of management from within the Company. The primary activities of the ORMC include:

•	New product and/or service risk assessments;

•	Discussion and identification of potential risk issues to report to the ERMC;

•	Tactical working groups to identify additional risk management activities to be pursued by the Company.

As part of the risk assessment process, the ERMC and ORMC makes recommendations to management and the Board regarding adjustments to controls as conditions or risk tolerances change. In addition, the Internal Audit department of the Company provides an independent assessment of the Company's internal control structure and related systems and processes. External factors beyond management's control may result in losses despite the Board's, ERMC's and ORMC's efforts.

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $1.88 million as of December 31, 2014.  In 2014, the Company received dividends of $7.44 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $5.42 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $4.01 and $1.39 million for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $290.10 million and $273.36 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 12.43% at December 31, 2014 and 12.61% at December 31, 2013.  As of December 31, 2014, total equity, after deducting the maximum cash value related to the ESOP, was 10.95% of assets compared to 11.25% of assets at the prior year end.

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

On a consolidated basis, 2014 cash flows from operations provided $33.15 million and net increases in deposits provided $125.19 million.  These cash flows were invested in Net Loans of $163.63 million and $79.85 million in purchases of investment securities.  In addition, $1.79 million was used to purchase property and equipment and leasehold improvements.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2014, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $346.54 million (see Note 15 to the Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2014, the Bank can obtain an additional $468.30 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $201.24 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  Other liquidity sources include a $10.00 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2014, 2013 and 2012:

	2014	2013	2012
	(Amounts In Thousands)
Outstanding balance as of December 31	$47,499	$42,016	$38,783
Weighted average interest rate at year end	0.26%	0.29%	0.34%
Maximum month-end balance	68,572	42,500	50,286
Average month-end balance	42,227	36,579	46,192
Weighted average interest rate for the year	0.29%	0.31%	0.39%

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2014, 2013 and 2012:

	2014	2013	2012
	(Amounts In Thousands)
Outstanding balance as of December 31	$140,000	$125,000	$185,000
Weighted average interest rate at year end	3.97%	4.41%	4.26%
Maximum month-end balance	145,000	185,000	195,000
Average month-end balance	129,521	173,900	187,043
Weighted average interest rate for the year	4.31%	4.29%	4.22%

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

As disclosed in Note 15 to the Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2014:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$140,000	$15,000	$125,000	$—	$—
Operating lease obligations	1,585	457	1,052	75	1
Total contractual obligations:	$141,585	$15,457	$126,052	$75	$1
Other commitments:
Lines of credit	$334,100	$231,378	$83,516	$13,408	$5,798
Standby letters of credit	12,437	12,437	—	—	—
Total other commitments	$346,537	$243,815	$83,516	$13,408	$5,798

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$2,286	$—	$—	$—	$—	$—	$2,286
Federal funds sold	—	—	—	—	—	—	—
Investment securities	—	4,155	6,301	19,336	12,607	224,841	267,240
Loans	9,866	169,656	37,992	64,095	146,169	1,562,087	1,989,865
Total	12,152	173,811	44,293	83,431	158,776	1,786,928	2,259,391
Sources of funds:
Interest-bearing checking and savings accounts	122,679	—	—	—	—	916,588	1,039,267
Certificates of deposit	—	16,868	30,125	55,519	140,804	263,768	507,084
FHLB borrowings	15,000	—	—	—	—	125,000	140,000
Federal funds and repurchase agreements	47,499	—	—	—	—	—	47,499
	185,178	16,868	30,125	55,519	140,804	1,305,356	1,733,850
Other sources, primarily noninterest-bearing	—	—	—	—	—	288,718	288,718
Total sources	185,178	16,868	30,125	55,519	140,804	1,594,074	2,022,568
Interest
Rate Gap	$(173,026)	$156,943	$14,168	$27,912	$17,972	$192,854	$236,823
Cumulative Interest
Rate Gap at December 31, 2014	$(173,026)	$(16,083)	$(1,915)	$25,997	$43,969	$236,823
Gap Ratio	0.07	10.30	1.47	1.50	1.13	1.12
Cumulative Gap Ratio	0.07	0.92	0.99	1.09	1.10	1.12

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

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$284,376	$79,538	$182,428	$172,440	$146,303	$227,955	$1,093,040	$1,061,649
Average interest rate	4.53%	4.75%	4.31%	4.16%	4.33%	4.05%	4.32%
Loans, variable:
Balance	$131,901	$100,808	$124,030	$158,215	$170,141	$206,563	$891,658	$930,356
Average interest rate	3.69%	4.53%	4.28%	4.03%	4.20%	4.17%	4.13%
Investments (1):
Balance	$50,533	$34,563	$40,980	$41,281	$26,127	$73,756	$267,240	$267,240
Average interest rate	1.81%	1.83%	2.35%	2.36%	3.06%	2.87%	2.39%
Liabilities:
Liquid deposits (2):
Balance	$1,039,267	$—	$—	$—	$—	$—	$1,039,267	$1,039,257
Average interest rate	0.17%	—%	—%	—%	—%	—%	0.17%
Deposits, certificates:
Balance	$243,316	$128,927	$74,493	$43,490	$16,858	$—	$507,084	$509,836
Average interest rate	1.36%	1.53%	1.29%	1.33%	1.53%	—%	1.46%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 50 through 105.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheets of Hills Bancorporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hills Bancorporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
BKD, LLP
Springfield, Missouri
March 11, 2015

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited Hills Bancorporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Hills Bancorporation and our report dated March 11, 2015, expressed an unqualified opinion thereon.
BKD, LLP
Springfield, Missouri
March 11, 2015

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Amounts In Thousands, Except Shares)

ASSETS	2014	2013
Cash and cash equivalents	$29,174	$43,702
Investment securities available for sale at fair value (amortized cost 2014 $256,920; 2013 $236,702) (Notes 1, 2 and 13)	258,992	238,510
Stock of Federal Home Loan Bank	8,248	7,579
Loans held for sale	4,476	4,927
Loans, net of allowance for loan losses (2014 $24,020; 2013 $25,550) (Notes 1, 3, and 12)	1,961,369	1,801,247
Property and equipment, net (Note 4)	29,071	29,836
Tax credit real estate	17,259	18,180
Accrued interest receivable	8,276	7,676
Deferred income taxes, net (Note 10)	9,938	8,605
Other real estate	1,213	541
Goodwill	2,500	2,500
Other assets	3,802	4,492
Total Assets	$2,334,318	$2,167,795
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$288,718	$256,788
Interest-bearing deposits (Note 5)	1,546,351	1,453,089
Total deposits	1,835,069	1,709,877
Other borrowings (Note 6)	47,499	42,016
Federal Home Loan Bank borrowings (Note 7)	140,000	125,000
Accrued interest payable	902	1,102
Other liabilities	20,749	16,437
Total Liabilities	2,044,219	1,894,432
Commitments and Contingencies (Notes 9 and 15)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 9)	34,571	29,574
Stockholders' Equity (Note 11)
Common stock, no par value; authorized 10,000,000 shares; issued 2014 5,088,927 shares; 2013 5,074,894 shares	—	—
Paid in capital	42,925	42,194
Retained earnings	271,924	250,370
Accumulated other comprehensive (loss) income (Note 8)	(448)	1,591
Unearned ESOP shares	(504)	(1,008)
Treasury stock at cost (2014 398,711 shares; 2013 347,269 shares)	(23,798)	(19,784)
Total Stockholders' Equity	290,099	273,363
Less maximum cash obligation related to ESOP shares (Note 9)	34,571	29,574
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	255,528	243,789
Total Liabilities & Stockholders' Equity	$2,334,318	$2,167,795

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2014, 2013 and 2012
(Amounts In Thousands, Except Per Share Amounts)

	2014	2013	2012
Interest income:
Loans, including fees	$82,079	$80,230	$83,787
Investment securities:
Taxable	1,099	1,254	1,897
Nontaxable	3,368	3,337	3,397
Federal funds sold	36	74	134
Total interest income	86,582	84,895	89,215
Interest expense:
Deposits	9,305	11,112	13,724
Other borrowings	129	146	220
FHLB borrowings	5,603	5,590	7,583
Total interest expense	15,037	16,848	21,527
Net interest income	71,545	68,047	67,688
Provision for loan losses (Note 3)	1,042	1,131	(2,849)
Net interest income after provision for loan losses	70,503	66,916	70,537
Noninterest income:
Net gain on sale of loans	894	1,925	3,549
Trust fees	6,065	5,294	4,616
Service charges and fees	8,025	7,805	7,815
Rental revenue on tax credit real estate	1,490	1,511	1,587
Net gain on sale of other real estate owned and other repossessed assets	386	183	782
Other noninterest income	2,496	2,487	2,420
	19,356	19,205	20,769
Noninterest expenses:
Salaries and employee benefits	26,450	24,845	23,793
Occupancy	3,807	3,699	3,332
Furniture and equipment	4,975	4,711	4,573
Office supplies and postage	1,546	1,706	1,481
Advertising and business development	3,073	2,638	2,721
Outside services	6,741	6,782	6,712
Rental expenses on tax credit real estate	2,189	1,985	2,548
FDIC insurance assessment	1,098	1,016	1,036
Loss on extinguishment of debt - Federal Home Loan Bank borrowings	—	—	5,925
Other noninterest expenses	1,877	1,896	1,810
	51,756	49,278	53,931
Income before income taxes	38,103	36,843	37,375
Income taxes (Note 10)	11,129	10,912	10,542
Net income	$26,974	$25,931	$26,833
Earnings per share:
Basic	$5.75	$5.51	$5.69
Diluted	5.74	5.50	5.68

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013 and 2012
(Amounts In Thousands)

	2014	2013	2012
Net income	$26,974	$25,931	$26,833
Other comprehensive (loss) income
Securities:
Net change in unrealized gain (loss) on securities available for sale	$264	$(4,580)	$(1,656)
Reclassification adjustment for net (gains) losses realized in net income	—	(17)	6
Income taxes	(101)	1,758	631
Other comprehensive income (loss) on securities available for sale	$163	$(2,839)	$(1,019)
Derivatives used in cash flow hedging relationships:
Net change in unrealized (loss) gain on derivatives	$(3,565)	$769	$—
Income taxes	1,363	(294)	—
Other comprehensive (loss) income on cash flow hedges	$(2,202)	$475	$—
Other comprehensive loss, net of tax	$(2,039)	$(2,364)	$(1,019)
Comprehensive income	$24,935	$23,567	$25,814

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2014, 2013 and 2012
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2011	$41,467	$207,790	$4,974	$(2,017)	$(15,959)	$(27,826)	$208,429
Issuance of 12,825 shares of common stock	647	—	—	—	—	—	647
Issuance of 375 shares of common stock under the employee stock purchase plan	25	—	—	—	—	—	25
Forfeiture of 718 shares of common stock	(41)	—	—	—	—	—	(41)
Share-based compensation	20	—	—	—	—	—	20
Income tax benefit related to share-based compensation	92	—	—	—	—	—	92
Change related to ESOP shares	—	—	—	—	—	(2,889)	(2,889)
Release of 8,724 shares of common stock under the employee stock ownership plan	31	—	—	504	—	—	535
Net income		26,833	—	—	—	—	26,833
Cash dividends ($1.05 per share)	—	(4,998)	—	—	—	—	(4,998)
Purchase of 35,892 shares of common stock	—	—	—	—	(2,438)	—	(2,438)
Other comprehensive income	—	—	(1,019)	—	—	—	(1,019)
Balance, December 31, 2012	$42,241	$229,625	$3,955	$(1,513)	$(18,397)	$(30,715)	$225,196
Issuance of 8,964 shares of common stock	443	—	—	—	—	—	443
Issuance of 2,072 shares of common stock under the employee stock purchase plan	146	—	—	—	—	—	146
Unearned restricted stock compensation	(800)	—	—	—	—	—	(800)
Forfeiture of 525 shares of common stock	(35)	—	—	—	—	—	(35)
Share-based compensation	28	—	—	—	—	—	28
Income tax benefit related to share-based compensation	92	—	—	—	—	—	92
Change related to ESOP shares	—	—	—	—	—	1,141	1,141
Release of 8,360 shares of common stock under the employee stock ownership plan	79	—	—	505	—	—	584
Net income	—	25,931	—	—	—	—	25,931
Cash dividends ($1.10 per share)	—	(5,186)	—	—	—	—	(5,186)
Purchase of 19,204 shares of common stock	—	—	—	—	(1,387)	—	(1,387)
Other comprehensive loss	—	—	(2,364)	—	—	—	(2,364)
Balance, December 31, 2013	$42,194	$250,370	$1,591	$(1,008)	$(19,784)	$(29,574)	$243,789
Issuance of 12,512 shares of common stock	862	—	—	—	—	—	862
Issuance of 2,092 shares of common stock under the employee stock purchase plan	158	—	—	—	—	—	158
Unearned restricted stock compensation	(464)	—	—	—	—	—	(464)
Forfeiture of 571 shares of common stock	(40)	—	—	—	—	—	(40)
Share-based compensation	29	—	—	—	—	—	29
Income tax benefit related to share-based compensation	60	—	—	—	—	—	60
Change related to ESOP shares	—	—	—	—	—	(4,997)	(4,997)
Release of 8,002 shares of common stock under the employee stock ownership plan	126	—	—	504	—	—	630
Net income	—	26,974	—	—	—	—	26,974
Cash dividends ($1.15 per share)	—	(5,420)	—	—	—	—	(5,420)
Purchase of 51,442 shares of common stock	—	—	—	—	(4,014)	—	(4,014)
Other comprehensive loss	—	—	(2,039)	—	—	—	(2,039)
Balance, December 31, 2014	$42,925	$271,924	$(448)	$(504)	$(23,798)	$(34,571)	$255,528
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
(Amounts In Thousands)

	2014	2013	2012
Cash Flows from Operating Activities
Net income	$26,974	$25,931	$26,833
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,559	2,790	2,788
Provision for loan losses	1,042	1,131	(2,849)
Net (gain) loss on sale of investment securities	—	(17)	6
Share-based compensation	29	28	20
Compensation expensed through issuance of common stock	1,549	997	1,032
Excess tax benefits related to share-based compensation	(60)	(92)	(92)
Forfeiture of common stock	(40)	(35)	(41)
Provision for deferred income taxes	(71)	3	2,018
Net gain on sale of other real estate owned and other repossessed assets	(386)	(183)	(782)
(Increase) decrease in accrued interest receivable	(600)	175	838
Amortization of discount on investment securities, net	865	1,089	1,027
Decrease in prepaid FDIC insurance	—	2,957	922
(Increase) decrease in other assets	(19)	2,438	(975)
Increase (decrease) in accrued interest and other liabilities	852	(743)	(1,298)
Loans originated for sale	(114,725)	(204,875)	(328,577)
Proceeds on sales of loans	116,070	230,129	328,485
Net gain on sales of loans	(894)	(1,925)	(3,549)
Net cash and cash equivalents provided by operating activities	33,145	59,798	25,806
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	58,094	40,423	48,615
Proceeds from sales of investment securities available for sale	—	566	721
Purchases of investment securities available for sale	(79,846)	(58,503)	(64,167)
Loans made to customers, net of collections	(162,658)	(106,941)	(33,564)
Proceeds on sale of other real estate owned and other repossessed assets	1,208	1,003	2,690
Purchases of property and equipment	(1,794)	(2,002)	(3,091)
Income from tax credit real estate, net	921	565	1,385
Net cash and cash equivalents used in investing activities	(184,075)	(124,889)	(47,411)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2014, 2013 and 2012
(Amounts In Thousands)

	2014	2013	2012
Cash Flows from Financing Activities
Net increase in deposits	125,192	47,333	137,067
Net increase (decrease) in short-term borrowings	20,483	3,233	(14,002)
Payments on FHLB borrowings	—	—	(60,000)
Borrowings from FRB	1	1	1
Payments on FRB borrowings	(1)	(1)	(1)
Stock options exercised	101	175	175
Excess tax benefits related to share-based compensation	60	93	92
Purchase of treasury stock	(4,014)	(1,387)	(2,438)
Dividends paid	(5,420)	(5,186)	(4,998)
Net cash and cash equivalents provided by financing activities	136,402	44,261	55,896

(Decrease) Increase in cash and cash equivalents	(14,528)	(19,880)	34,291

Cash and cash equivalents:
Beginning of year	43,702	63,582	29,291
End of year	$29,174	$43,702	$63,582

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$9,505	$11,371	$13,988
Interest paid on other obligations	5,732	5,736	7,803
Income taxes paid	11,546	9,616	9,773
Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$4,997	$(1,141)	$2,889
Transfers to other real estate owned	2,470	1,090	1,815
Sale and financing of other real estate owned	976	475	488

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Activities and Significant Accounting Policies

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2014 may change in the near-term and the effect could be material to the consolidated financial statements.

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

Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2014 and 2013, cash equivalents consisted primarily of deposits with other banks.

Investment securities:  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2014 or 2013.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance when management believes the collectability of principal is unlikely.  The allowance for loan losses is maintained at a level considered adequate to provide for probable losses that can be reasonably anticipated.  The allowance is increased by provisions charged to expense and is reduced by net charge-offs.  The Bank makes continuous reviews of the loan portfolio and considers current economic conditions, historical loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance.  Management classifies loans within the following categories: excellent, good, satisfactory, monitor, special mention and substandard.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2014, none of the Company’s nonaccrual loans were earning interest on a cash basis.

Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

Troubled debt restructurings (“TDR loans”):  A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses to the Company.  A loan that is modified at a market rate of interest is no longer classified as troubled debt restructuring in the quarter following the modification if the borrower is no longer experiencing financial difficulties.  Performance prior to the restructuring is considered when assessing whether the borrower can meet the new terms.  At the time of restructuring, the majority of loans included in a troubled debt restructuring are considered nonaccrual loans.  TDR loans are returned to accrual status under the same criteria noted under loans above.

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

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all which are affordable housing projects as of December 31, 2014.  The Bank has a 99% or greater limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The properties are recorded at cost less accumulated depreciation.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2014, the Company had no material unrecognized tax benefits.

Goodwill:  Goodwill represents the excess of cost over the fair value of the net assets acquired, and is not subject to amortization, but requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life.

Other real estate:   Other real estate represents property acquired through foreclosures and settlements of loans.  Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs.  The Bank will obtain updated appraisals to determine the estimated fair value of the property based on the type of collateral securing the loan and the date of the latest appraisal.  Subsequent write downs estimated on the basis of later valuations are charged to net loss on sale of other real estate owned and other repossessed assets.  Net operating expenses incurred in maintaining such properties are charged to other non-interest expense. Net capital expenditures incurred are capitalized to the property.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is initially reported in other comprehensive income and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in fair value of the derivative, if any, is recognized immediately in other noninterest income or expense.  The Bank assesses the effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instruments with the cumulative changes in cash flows of the designated hedged item or transaction.  No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

The Bank does not use derivatives for trading or speculative purposes.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2014	2013	2012
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	4,727,625	4,712,328	4,727,104
Weighted average number of net shares redeemed	(33,511)	(2,110)	(11,116)
Weighted average shares outstanding (basic)	4,694,114	4,710,218	4,715,988
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	2,350	3,635	5,289
Weighted average number of shares (diluted)	4,696,464	4,713,853	4,721,277
Net income	$26,974	$25,931	$26,833
Earnings per share:
Basic	$5.75	$5.51	$5.69
Diluted	$5.74	$5.50	$5.68

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

Trust Department Assets:  Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of the Company.

Effect of New Financial Accounting Standards:

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects", to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures.  The objective of this standard is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in the standard permit, but do not require, reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The standard will be effective for the Company beginning January 1, 2015; however, early adoption is permitted.  The Company has significant investments in such qualified affordable housing projects and has decided not to adopt this standard.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  ASU 2014-4 clarifies that an in-substance foreclosure repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additional disclosures are required.  ASU 2014-4 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014.  The adoption of ASU 2014-4 by the Company is not expected to have a material impact.

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

Note 2.	Investment Securities

The carrying values of investment securities at December 31, 2014 and December 31, 2013 are summarized in the following table (Amounts in Thousands):

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$22,333	8.62%	$—	—%
Other securities (FHLB, FHLMC and FNMA)	67,691	26.14%	87,144	36.54%
State and political subdivisions	168,968	65.24%	151,366	63.46%
Total securities available for sale	$258,992	100.00%	$238,510	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2014 or 2013.  The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2014:
U.S. Treasury	$22,351	$18	$(36)	$22,333
Other securities (FHLB, FHLMC and FNMA)	67,644	147	(100)	67,691
State and political subdivisions	166,925	2,499	(456)	168,968
Total	$256,920	$2,664	$(592)	$258,992
December 31, 2013:
U.S. Treasury	$—	$—	$—	$—
Other securities (FHLB, FHLMC and FNMA)	86,998	316	(170)	87,144
State and political subdivisions	149,704	3,182	(1,520)	151,366
Total	$236,702	$3,498	$(1,690)	$238,510

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2014, were as follows (Amounts in Thousands):

	Amortized Cost	Fair Value
Due in one year or less	$42,164	$42,286
Due after one year through five years	141,292	142,950
Due after five years through ten years	72,139	72,431
Due over ten years	1,325	1,325
Total	$256,920	$258,992

As of December 31, 2014, investment securities with a carrying value of $68.12 million were pledged to collateralize repurchase agreements, derivative financial instruments and other borrowings.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (Amounts in Thousands):

	2014	2013	2012
Sales proceeds	$—	$566	$721
Gross realized gains	—	17	11
Gross realized losses	—	—	(17)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2014
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	5	$12,396	$(36)	0.29%	—	$—	$—	—	5	$12,396	$(36)	0.29%
Other securities (FHLB, FHLMC and FNMA)	10	24,382	(100)	0.41%	—	—	—	—	10	24,382	(100)	0.41%
State and political subdivisions	91	21,724	(124)	0.57%	78	16,154	(332)	2.06%	169	37,878	(456)	1.20%
Total temporarily impaired securities	106	$58,502	$(260)	0.44%	78	$16,154	$(332)	2.06%	184	$74,656	$(592)	0.79%

	Less than 12 months				12 months or more				Total
2013
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	—	$—	$—	—	—	$—	$—	—	—	$—	$—	—
Other securities (FHLB, FHLMC and FNMA)	10	21,810	(149)	0.68%	1	2,557	(21)	0.82%	11	24,367	(170)	0.70%
State and political subdivisions	164	36,212	(1,259)	3.48%	25	5,565	(261)	4.69%	189	41,777	(1,520)	3.64%
Total temporarily impaired securities	174	$58,022	$(1,408)	2.43%	26	$8,122	$(282)	3.47%	200	$66,144	$(1,690)	2.56%

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  None of the unrealized losses in the above table was due to the deterioration in credit quality that might result in the non-collection of contractual principal and interest.  The unrealized losses are due to changes in interest rates.  The Company has not recognized any unrealized loss in income because management does not have the intent to sell the securities included in the previous table.  Management has concluded that it is more likely than not that the Company will not be required to sell these securities prior to recovery of the amortized cost basis.

Note 3.	Loans

Classes of loans are as follows:

	December 31,
	2014	2013
	(Amounts In Thousands)
Agricultural	$97,645	$82,138
Commercial and financial	174,738	166,102
Real estate:
Construction, 1 to 4 family residential	45,949	30,309
Construction, land development and commercial	77,020	69,182
Mortgage, farmland	162,503	142,685
Mortgage, 1 to 4 family first liens	672,674	605,687
Mortgage, 1 to 4 family junior liens	110,284	105,785
Mortgage, multi-family	245,213	244,090
Mortgage, commercial	321,601	315,187
Loans to individuals	21,342	19,824
Obligations of state and political subdivisions	55,729	45,167
	1,984,698	1,826,156
Net unamortized fees and costs	691	641
	1,985,389	1,826,797
Less allowance for loan losses	24,020	25,550
	$1,961,369	$1,801,247

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for loan losses and the allowance for loan loss balance applicable to impaired loans and the related loan balance of impaired loans for the year ended December 31, 2014, 2013 and 2012 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2014
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(174)	(3,388)	(250)	—	(1,195)	(217)	(325)	(5,549)
Recoveries	66	1,128	390	—	870	377	146	2,977
Provision	(229)	1,758	(817)	115	680	(752)	287	1,042
Ending balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Ending balance, individually evaluated for impairment	$44	$9	$28	$12	$52	$9	$—	$154
Ending balance, collectively evaluated for impairment	$2,471	$4,222	$2,213	$2,660	$7,367	$4,186	$747	$23,866
Loan balances:
Ending balance	$97,645	$174,738	$122,969	$162,503	$782,958	$566,814	$77,071	$1,984,698
Ending balance, individually evaluated for impairment	$1,844	$2,709	$560	$2,318	$3,826	$9,512	$—	$20,769
Ending balance, collectively evaluated for impairment	$95,801	$172,029	$122,409	$160,185	$779,132	$557,302	$77,071	$1,963,929

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2013
Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	—	(1,692)	(245)	—	(887)	(356)	(166)	(3,346)
Recoveries	35	1,002	323	—	618	464	163	2,605
Provision	1,164	850	(335)	811	(755)	(425)	(179)	1,131
Ending balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Ending balance, individually evaluated for impairment	$3	$16	$—	$14	$66	$205	$—	$304
Ending balance, collectively evaluated for impairment	$2,849	$4,717	$2,918	$2,543	$6,998	$4,582	$639	$25,246
Loan balances:
Ending balance	$82,138	$166,102	$99,491	$142,685	$711,472	$559,277	$64,991	$1,826,156
Ending balance, individually evaluated for impairment	$120	$2,407	$1,410	$284	$4,542	$17,763	$—	$26,526
Ending balance, collectively evaluated for impairment	$82,018	$163,695	$98,081	$142,401	$706,930	$541,514	$64,991	$1,799,630

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2012
Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	(12)	(1,395)	(1,648)	—	(1,448)	(318)	(205)	(5,026)
Recoveries	71	1,583	52	—	521	403	255	2,885
Provision	240	(2,044)	(223)	335	(36)	(1,131)	10	(2,849)
Ending balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Ending balance, individually evaluated for impairment	$—	$22	$—	$—	$90	$261	$—	$373
Ending balance, collectively evaluated for impairment	$1,653	$4,551	$3,175	$1,746	$7,998	$4,843	$821	$24,787
Loan balances:
Ending balance	$76,190	$148,034	$104,885	$113,841	$687,845	$527,318	$63,452	$1,721,565
Ending balance, individually evaluated for impairment	$—	$2,152	$2,978	$806	$3,565	$20,257	$—	$29,758
Ending balance, collectively evaluated for impairment	$76,190	$145,882	$101,907	$113,035	$684,280	$507,061	$63,452	$1,691,807

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2014:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2014
Grade:
Excellent	$1,375	$4,820	$—	$276
Good	13,214	37,941	6,893	13,875
Satisfactory	51,107	94,158	27,738	47,852
Monitor	15,243	20,445	8,435	2,811
Special Mention	13,070	11,031	1,881	11,870
Substandard	3,636	6,343	1,002	336
Total	$97,645	$174,738	$45,949	$77,020

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
2014
Grade:
Excellent	$2,867	$474	$—	$7,011
Good	36,680	22,094	2,875	73,852
Satisfactory	103,552	571,546	99,095	111,650
Monitor	11,754	41,805	3,377	35,812
Special Mention	4,721	18,428	2,520	16,611
Substandard	2,929	18,327	2,417	277
Total	$162,503	$672,674	$110,284	$245,213

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2014
Grade:
Excellent	$15,416	$87	$2,440	$34,766
Good	87,612	94	43,108	338,238
Satisfactory	178,069	20,465	10,181	1,315,413
Monitor	25,165	251	—	165,098
Special Mention	9,371	353	—	89,856
Substandard	5,968	92	—	41,327
Total	$321,601	$21,342	$55,729	$1,984,698

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2013:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2013
Grade:
Excellent	$1,505	$5,914	$—	$33
Good	15,518	52,135	5,194	21,083
Satisfactory	54,347	76,556	21,325	35,439
Monitor	3,579	12,469	758	3,963
Special Mention	1,076	12,971	2,242	6,854
Substandard	6,113	6,057	790	1,810
Total	$82,138	$166,102	$30,309	$69,182

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
2013
Grade:
Excellent	$2,398	$859	$—	$7,494
Good	42,955	26,158	3,459	72,605
Satisfactory	87,635	505,904	94,683	116,517
Monitor	5,413	30,454	2,273	28,438
Special Mention	1,795	22,097	3,187	18,161
Substandard	2,489	20,215	2,183	875
Total	$142,685	$605,687	$105,785	$244,090

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2013
Grade:
Excellent	$17,494	$—	$3,871	$39,568
Good	86,494	93	33,150	358,844
Satisfactory	158,264	19,170	6,026	1,175,866
Monitor	30,140	117	1,061	118,665
Special Mention	14,749	316	1,059	84,507
Substandard	8,046	128	—	48,706
Total	$315,187	$19,824	$45,167	$1,826,156

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The below are descriptions of the credit quality indicators:

Excellent - Excellent rated loans are prime quality loans covered by highly-liquid collateral with generous margins or supported by superior current financial conditions reflecting substantial net worth, relative to total credit extended, and based on assets of a stable and non-speculative nature whose values can be readily verified. Identified repayment source or cash flow is abundant and assured.

Good - Good rated loans are adequately secured by readily-marketable collateral or good financial condition characterized by liquidity, flexibility and sound net worth. Loans are supported by sound primary and secondary payment sources and timely and accurate financial information.

Satisfactory – Satisfactory rated loans are loans to borrowers of average financial means not especially vulnerable to changes in economic or other circumstances, where the major support for the extension is sufficient collateral of a marketable nature, and the primary source of repayment is seen to be clear and adequate.

Monitor – Monitor rated loans are identified by management as warranting special attention for a variety of reasons that may bear on ultimate collectability. This may be due to adverse trends, a particular industry, loan structure, or repayment that is dependent on projections, or a one-time occurrence.

Special Mention – Special mention rated loans are supported by a marginal payment capacity and are marginally protected by collateral.  There are identified weaknesses that if not monitored and corrected may adversely affect the Company’s credit position.  A special mention credit would typically have a weakness in one of the general categories (cash flow, collateral position or payment history) but not in all categories.

Substandard – Substandard loans are not adequately supported by the paying capacity of the borrower and may be inadequately collateralized.  These loans have a well-defined weakness or weaknesses.  For these loans, it is more probable than not that the Company could sustain some loss if the deficiency(ies) is not corrected.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past due loans as of December 31, 2014 and 2013 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2014
Agricultural	$310	$99	$—	$409	$97,236	$97,645	$—
Commercial and financial	397	14	1,048	1,459	173,279	174,738	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	45,949	45,949	—
Construction, land development and commercial	937	—	—	937	76,083	77,020	—
Mortgage, farmland	753	—	—	753	161,750	162,503	—
Mortgage, 1 to 4 family first liens	3,594	1,656	1,582	6,832	665,842	672,674	348
Mortgage, 1 to 4 family junior liens	181	12	244	437	109,847	110,284	—
Mortgage, multi-family	—	21	—	21	245,192	245,213	—
Mortgage, commercial	359	557	34	950	320,651	321,601	—
Loans to individuals	27	—	—	27	21,315	21,342	—
Obligations of state and political subdivisions	—	—	—	—	55,729	55,729	—
	$6,558	$2,359	$2,908	$11,825	$1,972,873	$1,984,698	$348

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2013
Agricultural	$8	$10	$—	$18	$82,120	$82,138	$—
Commercial and financial	526	177	951	1,654	164,448	166,102	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	30,309	30,309	—
Construction, land development and commercial	276	144	731	1,151	68,031	69,182	—
Mortgage, farmland	108	—	—	108	142,577	142,685	—
Mortgage, 1 to 4 family first liens	4,418	1,649	2,223	8,290	597,397	605,687	959
Mortgage, 1 to 4 family junior liens	835	43	29	907	104,878	105,785	—
Mortgage, multi-family	—	150	—	150	243,940	244,090	—
Mortgage, commercial	1,350	—	493	1,843	313,344	315,187	—
Loans to individuals	7	4	—	11	19,813	19,824	—
Obligations of state and political subdivisions	14	—	—	14	45,153	45,167	—
	$7,542	$2,177	$4,427	$14,146	$1,812,010	$1,826,156	$959

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more decreased $0.61 million from December 31, 2013 to December 31, 2014.  As of December 31, 2014 and 2013, accruing loans past due 90 days or more were 0.02% and 0.05% of total loans, respectively.  The average balance of the past due loans also decreased in 2014 as compared to 2013.  The average 90 days or more past due loan balance per loan was $0.07 million as of December 31, 2014 compared to $0.08 million as of December 31, 2013.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain impaired loan information by loan type at December 31, 2014 and 2013 was as follows:

	December 31, 2014			December 31, 2013
	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$—	$—	$1,942	$—	$—	$120
Commercial and financial	1,343	—	1,366	1,462	—	945
Real estate:
Construction, 1 to 4 family residential	—	—	431	—	—	—
Construction, land development and commercial	127	—	—	1,319	—	—
Mortgage, farmland	—	—	2,220	—	—	284
Mortgage, 1 to 4 family first liens	1,912	348	1,199	2,209	959	1,272
Mortgage, 1 to 4 family junior liens	369	—	—	178	—	—
Mortgage, multi-family	55	—	5,470	456	—	5,608
Mortgage, commercial	2,275	—	1,712	1,568	—	10,146
Loans to individuals	—	—	—	—	—	—
	$6,081	$348	$14,340	$7,192	$959	$18,375

(1)	There were $2.14 million and $2.72 million of TDR loans included within nonaccrual loans as of December 31, 2014 and 2013, respectively.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of information for TDR loans as of December 31, 2014 and 2013:

	December 31, 2014
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	9	$1,942	$272
Commercial and financial	13	2,202	53
Real estate:
Construction, 1 to 4 family residential	3	431	111
Construction, land development and commercial	1	127	—
Mortgage, farmland	4	2,220	—
Mortgage, 1 to 4 family first liens	11	1,467	—
Mortgage, 1 to 4 family junior liens	1	225	65
Mortgage, multi-family	2	5,470	—
Mortgage, commercial	8	2,398	—
Loans to individuals	—	—	—
	52	$16,482	$501

	December 31, 2013
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	1	$120	$4
Commercial and financial	12	2,214	101
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	1	13	—
Mortgage, farmland	1	284	—
Mortgage, 1 to 4 family first liens	12	1,697	—
Mortgage, 1 to 4 family junior liens	—	—	177
Mortgage, multi-family	3	6,000	—
Mortgage, commercial	9	10,766	10
Loans to individuals	—	—	—
	39	$21,094	$292

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of TDR loans that were modified during the year ended December 31, 2014 and 2013 was as follows:

	December 31, 2014
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	8	$2,033	$2,033
Commercial and financial	5	803	803
Real estate:
Construction, 1 to 4 family residential	3	443	431
Construction, land development and commercial	1	132	132
Mortgage, farmland	3	2,007	2,007
Mortgage, 1 to 4 family first liens	3	433	433
Mortgage, 1 to 4 family junior liens	1	225	225
Mortgage, multi-family	—	—	—
Mortgage, commercial	1	319	319
Loans to individuals	—	—	—
	25	$6,395	$6,383

	December 31, 2013
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	1	$125	$125
Commercial and financial	—	—	—
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first liens	4	613	578
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	1	255	255
Mortgage, commercial	3	559	559
Loans to individuals	—	—	—
	9	$1,552	$1,517

The Bank has commitments to lend additional borrowings to TDR loan customers.  These commitments are in the normal course of business and allow the borrowers to build pre-sold homes and commercial property which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

There were no TDR loans modified during the year that were in payment default (defined as past due 90 days or more) as of December 31, 2014 or 2013.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2014 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2014
With no related allowance recorded:
Agricultural	$1,634	$1,696	$—	$1,496	$71
Commercial and financial	2,076	3,695	—	1,930	29
Real estate:
Construction, 1 to 4 family residential	89	89	—	44	1
Construction, land development and commercial	128	220	—	142	—
Mortgage, farmland	2,040	2,040	—	1,897	90
Mortgage, 1 to 4 family first liens	2,951	3,705	—	2,980	47
Mortgage, 1 to 4 family junior liens	369	673	—	386	—
Mortgage, multi-family	5,525	5,632	—	5,598	249
Mortgage, commercial	3,290	4,588	—	3,534	53
Loans to individuals	—	20	—	—	—
	$18,102	$22,358	$—	$18,007	$540
With an allowance recorded:
Agricultural	$210	$247	$44	$220	$11
Commercial and financial	633	633	9	694	36
Real estate:
Construction, 1 to 4 family residential	343	354	28	348	19
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	278	278	12	281	14
Mortgage, 1 to 4 family first liens	506	596	52	526	22
Mortgage, 1 to 4 family junior liens	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	697	697	9	706	37
Loans to individuals	—	—	—	—	—
	$2,667	$2,805	$154	$2,775	$139
Total:
Agricultural	$1,844	$1,943	$44	$1,716	$82
Commercial and financial	2,709	4,328	9	2,624	65
Real estate:
Construction, 1 to 4 family residential	432	443	28	392	20
Construction, land development and commercial	128	220	—	142	—
Mortgage, farmland	2,318	2,318	12	2,178	104
Mortgage, 1 to 4 family first liens	3,457	4,301	52	3,506	69
Mortgage, 1 to 4 family junior liens	369	673	—	386	—
Mortgage, multi-family	5,525	5,632	—	5,598	249
Mortgage, commercial	3,987	5,285	9	4,240	90
Loans to individuals	—	20	—	—	—
	$20,769	$25,163	$154	$20,782	$679

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2013 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2013
With no related allowance recorded:
Agricultural	$—	$—	$—	$—	$—
Commercial and financial	1,602	3,140	—	1,645	45
Real estate:
Construction, 1 to 4 family residential	1,270	2,974	—	1,727	4
Construction, land development and commercial	140	140	—	229	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	2,597	3,542	—	2,691	24
Mortgage, 1 to 4 family junior liens	177	451	—	198	—
Mortgage, multi-family	456	1,068	—	666	—
Mortgage, commercial	2,494	5,303	—	2,793	46
Loans to individuals	—	20	—	—	—
	$8,736	$16,638	$—	$9,949	$119
With an allowance recorded:
Agricultural	$120	$120	$3	$123	$5
Commercial and financial	805	838	16	871	46
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	284	284	14	289	14
Mortgage, 1 to 4 family first liens	1,768	1,897	66	1,821	79
Mortgage, 1 to 4 family junior liens	—	—	—	—	—
Mortgage, multi-family	5,608	5,608	188	5,673	255
Mortgage, commercial	9,205	9,205	17	9,300	535
Loans to individuals	—	—	—	—	—
	$17,790	$17,952	$304	$18,077	$934
Total:
Agricultural	$120	$120	$3	$123	$5
Commercial and financial	2,407	3,978	16	2,516	91
Real estate:
Construction, 1 to 4 family residential	1,270	2,974	—	1,727	4
Construction, land development and commercial	140	140	—	229	—
Mortgage, farmland	284	284	14	289	14
Mortgage, 1 to 4 family first liens	4,365	5,439	66	4,512	103
Mortgage, 1 to 4 family junior liens	177	451	—	198	—
Mortgage, multi-family	6,064	6,676	188	6,339	255
Mortgage, commercial	11,699	14,508	17	12,093	581
Loans to individuals	—	20	—	—	—
	$26,526	$34,590	$304	$28,026	$1,053

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2012 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2012
With no related allowance recorded:
Agricultural	$—	$—	$—	$—	$—
Commercial and financial	364	1,911	—	750	19
Real estate:
Construction, 1 to 4 family residential	714	946	—	1,262	—
Construction, land development and commercial	2,264	3,520	—	2,835	7
Mortgage, farmland	806	808	—	830	18
Mortgage, 1 to 4 family first liens	952	1,332	—	994	24
Mortgage, 1 to 4 family junior liens	68	361	—	71	3
Mortgage, multi-family	2,027	2,766	—	2,097	—
Mortgage, commercial	2,369	5,046	—	2,427	52
Loans to individuals	—	20	—	—	—
	$9,564	$16,710	$—	$11,266	$123
With an allowance recorded:
Agricultural	$—	$—	$—	$—	$—
Commercial and financial	1,788	1,788	22	1,902	99
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	2,286	2,487	83	2,284	106
Mortgage, 1 to 4 family junior liens	259	259	7	262	16
Mortgage, multi-family	6,331	6,331	241	6,399	320
Mortgage, commercial	9,530	9,530	20	9,618	568
Loans to individuals	—	—	—	—	—
	$20,194	$20,395	$373	$20,465	$1,109
Total:
Agricultural	$—	$—	$—	$—	$—
Commercial and financial	2,152	3,699	22	2,652	118
Real estate:
Construction, 1 to 4 family residential	714	946	—	1,262	—
Construction, land development and commercial	2,264	3,520	—	2,835	7
Mortgage, farmland	806	808	—	830	18
Mortgage, 1 to 4 family first liens	3,238	3,819	83	3,278	130
Mortgage, 1 to 4 family junior liens	327	620	7	333	19
Mortgage, multi-family	8,358	9,097	241	8,496	320
Mortgage, commercial	11,899	14,576	20	12,045	620
Loans to individuals	—	20	—	—	—
	$29,758	$37,105	$373	$31,731	$1,232

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans decreased by $5.76 million from December 31, 2013 to December 31, 2014.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is due mainly to a decrease in TDR Loans of $4.04 million from December 31, 2013 to December 31, 2014. The net decrease in TDR loans is the result of loans reclassified from TDR loans as a result of the borrowers not experiencing financial difficulty and no concessions granted to the borrower when the loan was modified during the year ended December 31, 2014.

For loans that are collateral dependent, losses are evaluated based on the portion of a loan that exceeds the fair market value of the collateral that can be identified as uncollectible.  In general, this is the amount that the carrying value of the loan exceeds the related appraised value.  Generally, it is the Company’s policy not to rely on appraisals that are older than one year prior to the date the impairment is being measured.  The most recent appraisal values may be adjusted if, in the Company’s judgment, experience and other market data indicate that the property’s value, use, condition, exit market or other variable affecting its value may have changed since the appraisal was performed, consistent with the December 2006 joint interagency guidance on the allowance for loan losses.  The charge-off or loss adjustment supported by an appraisal is considered the minimum charge-off.  Any adjustments made to the appraised value are to provide additional charge-off or loss allocations based on the applicable facts and circumstances.  In instances where there is an estimated decline in value, either a loss allocation is provided or a charge-off taken pending confirmation of the amount of the loss from an updated appraisal.  Upon receipt of the new appraisals, an additional loss allocation may be provided or charge-off taken based on the appraised value of the collateral.  On average, appraisals are obtained within one month of order.

The Company has not experienced any significant time lapses in recognizing the required provisions for collateral dependent loans, nor has the Company delayed appropriate charge-offs.  When an updated appraisal value has been obtained, the Company has used the appraisal amount in helping to determine the appropriate charge-off or required reserve.  The Company also evaluates any changes in the financial condition of the borrower and guarantors (if applicable), economic conditions, and the Company’s loss experience with the type of property in question.  Any information utilized in addition to the appraisal is intended to identify additional charge-offs or provisions, not to override the appraised value.

The Company separates its portfolio loans and leases into segments for determining the allowance for loan losses. The Company's portfolio segments includes agricultural, commercial and financial, real estate, loans to individuals and obligations of state and political subdivisions. The Company further separates its portfolio into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes with the real estate portfolio segment includes 1 to 4 family residential constructions, land development and commercial construction, farmland, 1 to 4 family first liens, 1 to 4 family junior liens, multi-family and commercial.

Loans that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are subject to individual review for impairment. When individual loans are reviewed for impairment, the Company determines allowances based on management's estimate of the borrower's ability to repay the loan given the availability of the collateral, other sources of cash flow, as well as evaluation of legal options available. Allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral.

Historical loss rates are applied to loans that are not individually reviewed for impairment. For reporting periods prior to December 31, 2014 the Company calculated its historical loss experience using a trailing 10 quarter portfolio loss history method in which the Company tracked the net charge-offs as a percentage of total loans by loan category. The portfolio loss history method did not factor in the credit risk ratings of the loans in determination of the historical loss rate to be applied in the allowance for loan losses calculation. During the year ended December 31, 2014, to refine the Company's allowance for loan losses calculation, management performed a 20 quarter migration analysis. Management determined that increasing the look-back period to a 20 quarter period would improve the estimation of the entire credit and economic cycle of a credit relationship. The migration analysis performed by management uses loan level attributes to track the movement of loans through the various credit risk rating categories in order to estimate the percentage of historical loss to apply to each specific credit risk rating in each loan category. The credit risk rating system currently utilized for allowance analysis purposes encompasses six categories.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include changes in lending policies and procedures; changes in national and local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of lending management and staff; changes in the quality of the Bank's loan review system; the existence and effect of concentrations of credit; and the effect of any other identified external factors.

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.   Although management believes the levels of the allowance for loan losses as of December 31, 2014 and 2013 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Note 4.	Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2014	2013
	(Amounts In Thousands)
Land	$7,835	$7,835
Buildings and improvements	29,402	28,210
Furniture and equipment	27,298	26,696
	64,535	62,741
Less accumulated depreciation	35,464	32,905
Net	$29,071	$29,836

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2014	2013
	(Amounts In Thousands)
NOW and other demand	$450,486	$384,752
Savings	588,781	537,167
Time, $100,000 and over	177,795	168,465
Other time	329,289	362,705
	$1,546,351	$1,453,089

Brokered deposits totaled $64.49 million and $57.77 million as of December 31, 2014 and 2013, respectively with an average interest rate of 0.39% and 0.44% as of December 31, 2014 and 2013, respectively.  As of December 31, 2014, brokered deposits of $55.48 million are included in savings deposits and $9.01 million are included in time deposits.  At December 31, 2013, brokered deposits of $48.99 million were included in savings deposits and $8.78 million were included in time deposits. Brokered time deposits in increments greater than $100,000 as of December 31, 2014 and 2013 were $7.25 million and $6.63 million, respectively.

Time deposits have a maturity as follows:

	December 31,
	2014	2013
	(Amounts In Thousands)
Due in one year or less	$243,316	$230,274
Due after one year through two years	128,927	156,489
Due after two years through three years	74,493	82,552
Due after three years through four years	43,490	42,711
Due over four years	16,858	19,144
	$507,084	$531,170

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Other Borrowings

The following table sets forth selected information for other borrowings each of which having a maturity of less than one year:

	December 31,
	2014	2013
	(Amounts In Thousands)
Federal funds purchased, secured by other securities (FHLB, FHLMC and FNMA)	$6,945	$—
Repurchase agreements with customers, renewable daily, interest payable monthly, secured by other securities (FHLB, FHLMC and FNMA)	40,554	42,016
	$47,499	$42,016

The weighted average interest rate on other borrowings outstanding as of December 31, 2014 and 2013 was 0.26% and 0.29%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of investment securities.  The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate.  The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers.  At December 31, 2014, $40.55 million of securities sold under repurchase agreements with a weighted average interest rate of 0.25%, maturing in 2014, were collateralized by investment securities having an amortized cost of $58.10 million.

Note 7.	Federal Home Loan Bank Borrowings

As of December 31, 2014 and 2013, the borrowings were as follows:

	2014	2013
(Effective interest rates as of December 31, 2014)	(Amounts In Thousands)
Due 2015, 0.28%	$15,000	$—
Due 2016, 4.46% to 4.69%	45,000	45,000
Due 2017, 4.09% to 4.89%	60,000	60,000
Due 2018, 3.65%	20,000	20,000
	$140,000	$125,000

The $15.00 million borrowing due in 2015 is an overnight borrowing. All of the remaining borrowings are callable by the FHLB with call dates during 2015.  The advances are unlikely to be called unless rates would increase significantly.  The borrowings with the FHLB have prepayment fees associated with them; therefore, the Company cannot prepay without incurring fees.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $8.25 million and $7.58 million at December 31, 2014 and 2013, respectively.  Collateral is provided by the Company’s 1 to 4 family mortgage loans totaling $189.00 million at December 31, 2014 and $168.75 million at December 31, 2013.  The Company also has the ability to borrow against commercial real estate and multi-family loans totaling $185.28 million as of December 31, 2014 and $167.35 million as of December 31, 2013 and there was $0 borrowed against this collateral as of December 31, 2014 or 2013.

The Bank prepaid $60 million of Federal Home Loan Bank borrowings during the year ended December 31, 2012 as part of a strategy to utilize the Bank’s liquidity, improve net interest margin and decrease interest rate risk in the future.  As a result, the Bank incurred a one-time prepayment penalty of $5.93 million, which it recorded as loss on extinguishment of debt.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2014	2013
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$2,072	$1,808
Net unrealized (loss) gain on derivatives used for cash flow hedges	(2,796)	769
Tax effect	276	(986)
Net-of-tax amount	$(448)	$1,591

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2014, 2013 and 2012, were as follows:

	Amounts reclassified from AOCI			Affected Line Item in the Statements of Income
	2014	2013	2012
	(amounts in thousands)
Unrealized gains (losses) on available-for-sale securities	$—	$17	$(6)	Other noninterest income
Tax effect	—	(7)	2	Tax (expense) benefit
Total reclassification out of AOCI	$—	$10	$(4)

Note 9.	Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in an offering period is $10,000.  During the year ended December 31, 2014, 2,092 shares of stock were purchased by employees of the Bank through the ESPP.  2,072 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2013.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.61 million, $1.57 million and $1.49 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The 2014, 2013 and 2012 discretionary contribution rates were 9% of qualified salaries.

During the year ended December 31, 2011, the ESOP purchased an additional 40,028 shares of common stock in the Company with a loan from the Company.  The note payable bears interest at the prime rate subject to a floor of 5.0% with principal and interest payable annually for five consecutive years.  The loan is collateralized by the unreleased shares of stock purchased as well as a certificate of deposit the Company holds at the Bank in the original amount of the note.  The note payable and certificate of deposit are not included in the consolidated balance sheets. There was no interest income or expense recognized in the consolidated statements of income.

As the note payable is repaid by the ESOP, shares are released from collateral and allocated to qualified employees based on the proportion of principal and interest paid in the year to total principal and interest payments anticipated for the life of the loan.  The number of shares released from collateral totaled 8,002; 8,360 and 8,724 shares for the years ended December 31, 2014, 2013 and 2012, respectively. The shares pledged as collateral are reported as a reduction of stockholder’s equity in the consolidated balance sheet.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Unallocated shares were 7,628; 15,630 and 23,990 as of December 31, 2014, 2013 and 2012, respectively. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Dividends on unallocated ESOP shares are used to reduce debt.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2014 and 2013, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2014	2013
Shares held by the ESOP	419,044	394,323
Fair value per share	$82.50	$75.00
Maximum cash obligation	$34,571,000	$29,574,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company did not make a profit sharing plan contribution in the years ended December 31, 2014, 2013, and 2012. The Company made matching contributions under its 401(k) plan of $0.16 million in 2014, $0.15 million in 2013, and $0.14 million in 2012 and each such amount is included in salaries and employee benefits expense.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $5.04 million and $4.63 million at December 31, 2014 and 2013, respectively.  Expense related to the deferred compensation plan was $0.54 million for 2014, $0.39 million for 2013 and $0.45 million for 2012 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $2.26 million and $2.10 million at December 31, 2014 and 2013, respectively.  Expense related to the directors’ deferred compensation plan was $0.23 million for 2014, $0.17 million for 2013 and $0.20 million for 2012 and is included in other noninterest expense.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2011	18,840	$36.60	2.51	$690
Granted	5,110
Exercised	(5,965)
Balance, December 31, 2012	17,985	47.62	4.25	856
Granted	—
Exercised	(5,355)
Balance, December 31, 2013	12,630	53.95	4.72	681
Granted	—
Exercised	(2,940)
Balance, December 31, 2014	9,690	$59.85	5.03	$580

There were 5,110 stock options granted in 2012 and no stock options granted in 2013 or 2014.  The weighted-average fair value of options granted in 2012 was $24.89 per share.  The intrinsic value of options exercised was $0.10 million, $0.18 million and $0.23 million for 2014, 2013 and 2012, respectively.

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

	2014	2013	October 9, 2012	April 24, 2012
Risk-free interest rate	n/a	n/a	1.77%	2.08%
Expected option life	n/a	n/a	7.5 years	7.5 years
Expected volatility	n/a	n/a	39.50%	39.80%
Expected dividends	n/a	n/a	1.64%	1.64%

Other pertinent information related to the options outstanding at December 31, 2014 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
$52.00	4,580	28 months	4,580
66.00	3,610	88 months	—
69.00	1,500	94 months	—
	9,690		4,580

As of December 31, 2014, the outstanding options have a weighted-average exercise price of $59.85 per share and a weighted average remaining contractual term of 5.03 years.  There was $0.06 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2014.  This cost is expected to be recognized over a weighted-average period of 2.45 years.

As of December 31, 2014, the vested options totaled 4,580 shares with a weighted-average exercise price of $52.00 per share and a weighted-average remaining contractual term of 2.33 years.  There were 4,580 shares that vested in 2012 and no shares that vested in 2013 or 2014.  The fair value of the 4,580 options vested during 2012 was $0.31 million.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, 61,186 shares were available for stock options and awards.  The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 9,572 shares of common stock in 2014, 3,584 shares in 2013 and 6,885 shares in 2012 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2014, 2013 and 2012 was $0.26 million, $0.21 million and $0.17 million, respectively. In 2014, 5,400 shares of the restricted common stock shares awarded are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 10.	Income Taxes

Income taxes for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	2014	2013	2012
	(Amounts In Thousands)
Current:
Federal	$9,412	$9,120	$6,479
State	1,788	1,789	2,045
Deferred:
Federal	(27)	(78)	1,823
State	(44)	81	195
	$11,129	$10,912	$10,542

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$9,188	$9,773
Deferred compensation	2,718	2,505
Unrealized losses on interest rate swaps	1,069	—
Accrued expenses	1,099	850
State net operating loss	600	489
Gross deferred tax assets	$14,674	$13,617
Valuation allowance	(600)	(489)
Deferred tax asset, net of valuation allowance	$14,074	$13,128
Deferred income tax liabilities:
Property and equipment	1,878	1,967
Unrealized gains on investment securities	793	692
Unrealized gains on interest rate swaps	—	294
Goodwill	624	624
Other	841	946
Gross deferred tax liabilities	$4,136	$4,523
Net deferred tax assets	$9,938	$8,605

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2015 and 2035.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2014 and 2013, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized.  The increase in net operating loss carry-forward in 2014 compared to 2013 reflects the additional Iowa income tax net operating loss generated during 2014 less any expiring carry-forward.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance increased by $111,000 and $7,000 for the years ended December 31, 2014 and 2013, respectively.

The net change in the deferred income taxes for the years ended December 31, 2014, 2013 and 2012 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2014	2013	2012
	(Amounts In Thousands)
Consolidated statements of income	$71	$(3)	$(2,018)
Consolidated statements of stockholders' equity	1,262	1,464	631
	$1,333	$1,461	$(1,387)

Income tax expense for the years ended December 31, 2014, 2013 and 2012 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2014		2013		2012
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
Expected tax expense	$13,336	35.0%	$12,895	35.0%	$13,081	35.0%
Tax-exempt interest	(1,788)	(4.7)	(1,690)	(4.6)	(1,622)	(4.3)
Interest expense limitation	96	0.3	99	0.3	112	0.3
State income taxes, net of federal income tax benefit	1,134	3.0	1,216	3.3	1,456	3.9
Income tax credits	(1,546)	(4.1)	(1,992)	(5.4)	(2,046)	(5.5)
Other	(103)	(0.3)	384	1.0	(439)	(1.2)
	$11,129	29.2%	$10,912	29.6%	$10,542	28.2%

Federal income tax expense for the years ended December 31, 2014, 2013 and 2012 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2014, 2013, 2012 and 2011, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2014, 2013, 2012 and 2011, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2014 and December 31, 2013.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2014, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2015.

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2014 and 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the Bank's category.

The actual amounts and capital ratios as of December 31, 2014 and 2013, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2014:
Company:
Total risk-based capital	$310,622	17.21%	8.00%	10.00%
Tier 1 risk-based capital	288,047	15.96	4.00	6.00
Leverage ratio	288,047	12.54	4.00	5.00
Bank:
Total risk-based capital	310,066	17.19	8.00	10.00
Tier 1 risk-based capital	287,504	15.94	5.00	6.00
Leverage ratio	287,504	12.51	4.00	5.00

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2013:
Company:
Total risk-based capital	$290,121	17.44%	8.00%	10.00%
Tier 1 risk-based capital	269,272	16.19	4.00	6.00
Leverage ratio	269,272	12.57	4.00	5.00
Bank:
Total risk-based capital	288,875	17.37	8.00	10.00
Tier 1 risk-based capital	268,031	16.12	4.00	6.00
Leverage ratio	268,031	12.51	4.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8.00%, retained earnings of $103.71 million as of December 31, 2014 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $0.54 million and $15.27 million as of December 31, 2014 and 2013, respectively.

In July 2013, the Officer of the Comptroller of the Currency and Board of Governors of the Federal Reserve System adopted a final rule implementing agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems”(BASEL III).   The final rule also adopts changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The rule implements a revised definition of regulatory capital, a new 4.50% common equity tier 1 minimum capital requirement, a 6.00% tier 1 capital requirement, and a tier 1 risk-based capital ratio of 8.00%.   The rule becomes effective on January 1, 2015. The Company expects to remain categorized as well capitalized under the final rule when it files its March 31, 2015 call report.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Related Party Transactions

Certain directors of the Company and the Bank, companies with which the directors are affiliated, and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business.  Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(Amounts In Thousands)
Balance, beginning	$19,717	$23,507
Net increase due to change in related parties	—	165
Advances	11,760	12,200
Collections	(12,231)	(16,155)
Balance, ending	$19,246	$19,717

Deposits from these related parties totaled $6.21 million and $5.73 million as of December 31, 2014 and 2013, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2014 are as follows:

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$29,174	$29,174	$29,174	$—	$—
Investment securities	267,240	267,240	—	267,240	—
Loans held for sale	4,476	4,476	—	4,476	—
Loans
Agricultural	95,130	95,126	—	—	95,126
Commercial and financial	170,507	171,081	—	—	171,081
Real estate:
Construction, 1 to 4 family residential	45,139	45,159	—	—	45,159
Construction, land development and commercial	75,589	75,623	—	—	75,623
Mortgage, farmland	159,831	159,623	—	—	159,623
Mortgage, 1 to 4 family first liens	666,406	665,428	—	—	665,428
Mortgage, 1 to 4 family junior liens	109,133	115,726	—	—	115,726
Mortgage, multi-family	243,723	246,191	—	—	246,191
Mortgage, commercial	318,896	318,211	—	—	318,211
Loans to individuals	21,043	21,016	—	—	21,016
Obligations of state and political subdivisions	55,281	54,800	—	—	54,800
Accrued interest receivable	8,276	8,276	—	8,276	—
Total financial instrument assets	$2,269,844	$2,277,150	$29,174	$279,992	$1,967,984
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$288,718	$288,718	$—	$288,718	$—
Interest-bearing deposits	1,546,351	1,550,974	—	1,550,974	—
Other borrowings	47,499	47,499	—	47,499	—
Federal Home Loan Bank borrowings	140,000	145,210	—	145,210	—
Interest rate swap	2,796	2,796	—	2,796	—
Accrued interest payable	902	902	—	902	—
Total financial instrument liabilities	$2,026,266	$2,036,099	$—	$2,036,099	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$334,100	$—	$—	$—	$—
Letters of credit	12,437	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$346,537	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2013 are as follows:

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$43,702	$43,702	$43,702	$—	$—
Investment securities	246,089	246,089	—	246,089	—
Loans held for sale	4,927	4,927	—	4,927	—
Loans
Agricultural	79,286	86,137	—	—	86,137
Commercial and financial	161,369	176,385	—	—	176,385
Real estate:
Construction, 1 to 4 family residential	29,298	28,364	—	—	28,364
Construction, land development and commercial	67,275	65,544	—	—	65,544
Mortgage, farmland	140,128	137,938	—	—	137,938
Mortgage, 1 to 4 family first liens	599,586	595,054	—	—	595,054
Mortgage, 1 to 4 family junior liens	104,822	104,133	—	—	104,133
Mortgage, multi-family	242,026	240,595	—	—	240,595
Mortgage, commercial	312,464	310,558	—	—	310,558
Loans to individuals	19,554	19,710	—	—	19,710
Obligations of state and political subdivisions	44,798	45,184	—	—	45,184
Interest rate swap	769	769	—	769	—
Accrued interest receivable	7,676	7,676	—	7,676	—
Total financial instrument assets	$2,103,769	$2,112,765	$43,702	$259,461	$1,809,602
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$256,788	$256,788	$—	$256,788	$—
Interest-bearing deposits	1,453,089	1,461,454	—	1,461,454	—
Other borrowings	42,016	42,016	—	42,016	—
Federal Home Loan Bank borrowings	125,000	132,469	—	132,469	—
Accrued interest payable	1,102	1,102	—	1,102	—
Total financial instrument liabilities	$1,877,995	$1,893,829	$—	$1,893,829	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$360,945	$—	$—	$—	$—
Letters of credit	11,019	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$371,964	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2014.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

Loans held for sale:  Loans held for sale are carried at historical cost.  The carrying amount is a reasonable estimate of fair value because of the short time between origination of the loan and its sale on the secondary market (Level 2).  The market is active for these loans and as a result prices for similar assets are available.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans:  The Company does not record loans at fair value on a recurring basis.  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values (Level 3).  The fair values for other loans are determined using estimated future cash flows, discounted at the interest rates currently being offered for loans with similar terms to borrowers with similar credit quality utilizing an entrance price concept (Level 3).  The Company does record nonrecurring fair value adjustments to impaired loans to reflect (1) partial write-downs that are based on the observable market price or appraised value of the collateral or (2) the full charge-off of the loan carrying value (Level 3).  These loans are considered Level 3 as the instruments used to determine fair market value require significant management judgment and estimation.

A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan is considered impaired, the amount of reserve required under ASC 310, Receivables, is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company's experience in sales and other appraisals of similar property types as well as estimated selling costs. Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support. At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review. These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained. Depending on the length of time since an appraisal was performed, the data provided through reviews and estimated selling costs, collateral values are typically discounted by 0-25%.

Foreclosed assets:  The Company does not record foreclosed assets at fair value on a recurring basis.  Foreclosed assets consist mainly of other real estate owned but may include other types of assets repossessed by the Company.  Foreclosed assets are adjusted to the lower of carrying value or fair value less the costs of disposal.   Fair value is generally based upon independent market prices or appraised values of the collateral, and may include a marketability discount as deemed necessary by management based on its experience with similar types of real estate.  The value of foreclosed assets is evaluated periodically as a nonrecurring fair value adjustment.  Foreclosed assets are classified as Level 3.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other borrowings:  Other borrowings are carried at historical cost and include federal funds purchased and securities sold under agreements to repurchase.  The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the liability and its expected realization (Level 2).  Other borrowings are classified as Level 2 due to available prices for similar liabilities in the market.

Federal Home Loan Bank borrowings:  Federal Home Loan Bank borrowings are recorded at historical cost.  The fair values of the Company’s Federal Home Loan Bank borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 2).  Federal Home Loan Bank borrowings are classified as Level 2 due to available prices for similar liabilities in the market.

Interest Rate Swap Agreements: The fair value is estimated using forward-looking interest rate curves and is calculated using discounted cash flows that are observable or that can be corroborated by observable market data (Level 2).

Accrued interest payable:  The fair value of accrued interest payable equals the amount payable due to the current nature of the amounts payable (Level 2).

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$—	$22,333	$—	$22,333
State and political subdivisions	—	168,968	—	168,968
Other securities (FHLB, FHLMC and FNMA)	—	67,691	—	67,691
Derivative Financial Instruments
Interest rate swaps	—	(2,796)	—	(2,796)
Total	$—	$256,196	$—	$256,196

	December 31, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$—	$—	$—	$—
State and political subdivisions	—	151,366	—	151,366
Other securities (FHLB, FHLMC and FNMA)	—	87,144	—	87,144
Derivative Financial Instruments
Interest rate swaps	—	769	—	769
Total	$—	$239,279	$—	$239,279

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2014 and 2013.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2014 and 2013, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2014				Year Ended December 31, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,679	$1,679	$25
Commercial and financial	—	—	1,709	1,709	206
Real Estate:
Construction, 1 to 4 family residential	—	—	315	315	—
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	2,040	2,040	—
Mortgage, 1 to 4 family first liens	—	—	2,500	2,500	576
Mortgage, 1 to 4 family junior liens	—	—	369	369	24
Mortgage, multi-family	—	—	5,525	5,525	—
Mortgage, commercial	—	—	1,918	1,918	328
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	301	301	210
Total	$—	$—	$16,356	$16,356	$1,369

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013				Year Ended December 31, 2013
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$117	$117	$—
Commercial and financial	—	—	2,391	2,391	53
Real Estate:
Construction, 1 to 4 family residential	—	—	1,270	1,270	—
Construction, land development and commercial	—	—	140	140	—
Mortgage, farmland	—	—	270	270	—
Mortgage, 1 to 4 family first liens	—	—	4,299	4,299	424
Mortgage, 1 to 4 family junior liens	—	—	177	177	59
Mortgage, multi-family	—	—	5,876	5,876	69
Mortgage, commercial	—	—	11,682	11,682	229
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	427	427	68
Total	$—	$—	$26,649	$26,649	$902

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2014 and 2013
(Amounts In Thousands)

ASSETS	2014	2013
Cash and cash equivalents at subsidiary bank	$1,881	$3,018
Investment in subsidiary bank	289,556	272,122
Other assets	1,527	1,422
Total assets	$292,964	$276,562
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$2,361	$2,191
Redeemable common stock held by ESOP	34,571	29,574
Stockholders' equity:
Capital stock	42,925	42,194
Retained earnings	271,924	250,370
Accumulated other comprehensive (loss) income	(448)	1,591
Treasury stock at cost	(23,798)	(19,784)
	290,603	274,371
Less maximum cash obligation related to ESOP shares	34,571	29,574
Total stockholders' equity	256,032	244,797
Total liabilities and stockholders' equity	$292,964	$276,562

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2014, 2013 and 2012
(Amounts In Thousands)

	2014	2013	2012
Dividends received from subsidiary	$7,438	$5,213	$6,998
Other expenses	(637)	(471)	(452)
Income before income tax benefit and equity in undistributed income of subsidiary	6,801	4,742	6,546
Income tax benefit	254	141	199
	7,055	4,883	6,745
Equity in undistributed income of subsidiary	19,919	21,048	20,088
Net income	$26,974	$25,931	$26,833

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
(Amounts In Thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$26,974	$25,931	$26,833
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(19,919)	(21,048)	(20,088)
Share-based compensation	29	28	20
Compensation expensed through issuance of common stock	1,045	467	528
Excess tax benefits related to share-based compensation	(60)	(92)	(92)
Forfeiture of common stock	(40)	(35)	(41)
Increase (decrease) in other assets	(63)	647	97
Increase in other liabilities	170	59	396
Net cash and cash equivalents provided by operating activities	8,136	5,957	7,653
Cash flows from financing activities:
Stock options exercised	101	175	175
Excess tax benefits related to share-based compensation	60	92	95
Purchase of treasury stock	(4,014)	(1,387)	(2,438)
Dividends paid	(5,420)	(5,186)	(4,998)
Net cash and cash equivalents used by financing activities	(9,273)	(6,306)	(7,166)
(Decrease) increase in cash and cash equivalents	(1,137)	(349)	484
Cash and cash equivalents:
Beginning of year	3,018	3,367	2,883
Ending of year	$1,881	$3,018	$3,367

Note 15.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $89.73 million.  The concentrations of credit by type of loan are set forth in Note 3 to the consolidated financial statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2014 and 2013 is as follows:

	2014	2013
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$40,484	$38,243
Credit cards	46,573	44,326
Commercial, real estate and home construction	81,613	106,241
Commercial lines and real estate purchase loans	165,430	172,135
Outstanding letters of credit	12,437	11,019

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party.  Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties.  Credit card commitments are the unused portion of the holders' credit limits.  Such amounts represent the maximum amount of additional unsecured borrowings.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2014 and 2013, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2014 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2015	$457
2016	448
2017	317
2018	287
2019	75
Thereafter	1
$1,585

Rent expense was $0.32 million, $0.33 million and $0.31 million for the years ended December 31, 2014, 2013 and 2012, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2014
Interest income	$20,865	$21,473	$21,794	$22,450	$86,582
Interest expense	3,850	3,760	3,704	$3,723	15,037
Net interest income	$17,015	$17,713	$18,090	$18,727	$71,545
Provision for loan losses	45	(246)	(1,008)	2,251	1,042
Other income	4,421	4,947	5,247	4,741	19,356
Other expense	12,258	12,537	12,821	14,140	51,756
Income before income taxes	$9,133	$10,369	$11,524	$7,077	38,103
Income taxes	2,389	3,188	3,625	1,927	11,129
Net income	$6,744	$7,181	$7,899	$5,150	$26,974
Basic earnings per share	$1.43	$1.53	$1.69	$1.10	$5.75
Diluted earnings per share	1.43	1.53	1.68	1.10	5.74
2013
Interest income	$21,139	$21,131	$21,241	$21,384	$84,895
Interest expense	4,360	4,277	4,134	$4,077	16,848
Net interest income	$16,779	$16,854	$17,107	$17,307	$68,047
Provision for loan losses	(171)	(250)	112	1,440	1,131
Other income	4,883	5,095	4,745	4,482	19,205
Other expense	12,033	12,422	12,411	12,412	49,278
Income before income taxes	$9,800	$9,777	$9,329	$7,937	36,843
Income taxes	2,990	2,863	2,705	2,354	10,912
Net income	$6,810	$6,914	$6,624	$5,583	$25,931
Basic earnings per share	$1.44	$1.47	$1.41	$1.19	$5.51
Diluted earnings per share	1.44	1.47	1.40	1.19	5.50

Note 17.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outline collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $2.80 million of collateral as of December 31, 2014.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow edges as of December 31, 2014 and 2013:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
December 31, 2014
Interest rate swap	$25,000	$(864)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,932)	Other Liabilities	11/7/2023

December 31, 2013
Interest rate swap	25,000	357	Other Assets	11/9/2020
Interest rate swap	25,000	412	Other Assets	11/7/2023

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the year ended December 31, 2014 and 2013:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
December 31, 2014
Interest rate swap	$(754)	Interest Expense	$—	Other Income	$—
Interest rate swap	(1,448)	Interest Expense	—	Other Income	—

December 31, 2013
Interest rate swap	220	Interest Expense	—	Other Income	—
Interest rate swap	255	Interest Expense	—	Other Income	—

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2014.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Certain Information Regarding Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 20, 2015 for the Annual Meeting of Stockholders on April 20, 2015.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Shari DeMaris
Treasurer
Hills Bancorporation
131 Main Street
Hills, Iowa  52235

The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	62	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Shari J. DeMaris	45	Ms. DeMaris has held the position of Secretary, Treasurer and Principal Financial Officer since 2012.

Bank
Timothy D. Finer	53	Mr. Finer has held the position of Senior Vice President, Director of Real Estate Lending since 2005.

Marty J. Maiers	57	Mr. Maiers has held the position of Senior Vice President, Director of Retail Banking since 2008.

Steven R. Ropp	54	Mr. Ropp has held the position of Senior Vice President, Director of Commercial Banking since 2008.

Bradford C. Zuber	58	Mr. Zuber has held the position of Senior Vice President, Director of Trust Services since 1987.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors,” and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 20, 2015 for the Annual Meeting of Stockholders on April 20, 2015. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” and “Report on Executive Compensation,” in the Company’s Definitive Proxy Statement dated March 20, 2015 for the Annual Meeting of Stockholders on April 20, 2015.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2014, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,690	$59.85	61,186
Equity compensation plans not approved by security holders	—	—	—
Total	9,690	$59.85	61,186

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 20, 2015 for the Annual Meeting of Stockholders on April 20, 2015. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 20, 2015 for the Annual Meeting of Shareholders on April 20, 2015, under the heading “Independent Registered Public Accounting Firm – Audit and Other Fees,” which section is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Page 50-51

		Consolidated balance sheets as of December 31, 2014 and 2013	Page 52

		Consolidated statements of income for the years ended December 31, 2014, 2013, and 2012	Page 53

		Consolidated statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012	Page 54

		Consolidated statements of stockholders' equity for the years ended December 31, 2014, 2013 and 2012	Page 55

		Consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012	Page 56

		Notes to consolidated financial statements	Page 58

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation, as amended, are attached on Pages 110-121.

	3.2	Amended and Restated ByLaws are attached on Page 122-128.

	10.1	Employee Stock Ownership Plan filed as Exhibit 10(a) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.2	1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.3	2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

	10.4	Employee Stock Purchase Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

11		Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

21		Subsidiary of the Registrant is attached on Page 129.

23.1		Consent of Independent Registered Public Accounting Firm is attached on Page 130. BKD LLP

31		Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 131-132.

32		Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 133.

101	**
The following material from Hills Bancorporation Form 10-K Report for the year ended December 31, 2014, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income, (4) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date:	March 11, 2015	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	March 11, 2015	By: /s/Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date:	March 11, 2015	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 11, 2015	By: /s/Thomas J. Gill
Thomas J. Gill, Director

Date:	March 11, 2015	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 11, 2015	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 11, 2015	By: /s/James A. Nowak
James A. Nowak, Director

Date:	March 11, 2015	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date:	March 11, 2015	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 11, 2015	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 11, 2015	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date:	March 11, 2015	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2014

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2014 Form 10-K

3.1	Restated Articles of Incorporation, as amended	110-121

3.2	Amended and Restated By-laws	122-128

11	Statement Re Computation of Basic and Diluted Earnings Per Share
	(Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant	129

23.1	Consent of Independent Registered Public Accounting Firm, BKD LLP	130

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	131

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	132

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	133