Form 10-Q
period 2015-03-31
HILLS BANCORPORATION
filed 2015-05-06
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Index

SHARES OUTSTANDING
CLASS	April 30, 2015

Common Stock, no par value	4,685,170

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Cash and cash equivalents	$83,345	$29,174
Investment securities available for sale at fair value (amortized cost March 31, 2015 $256,673; December 31, 2014 $256,920)	259,878	258,992
Stock of Federal Home Loan Bank	8,446	8,248
Loans held for sale	8,311	4,476
Loans, net of allowance for loan losses (March 31, 2015 $24,360; December 31, 2014 $24,020)	1,970,499	1,961,369
Property and equipment, net	32,466	29,071
Tax credit real estate	17,045	17,259
Accrued interest receivable	9,102	8,276
Deferred income taxes, net	10,219	9,938
Other real estate	1,228	1,213
Goodwill	2,500	2,500
Other assets	4,218	3,802
Total Assets	$2,407,257	$2,334,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$280,432	$288,718
Interest-bearing deposits	1,626,903	1,546,351
Total deposits	$1,907,335	$1,835,069
Other borrowings	40,928	47,499
Federal Home Loan Bank borrowings	140,000	140,000
Accrued interest payable	859	902
Other liabilities	26,545	20,749
Total Liabilities	$2,115,667	$2,044,219

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$35,007	$34,571

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 10,000,000 shares; issued March 31, 2015 5,089,298 shares; December 31, 2014 5,088,927 shares	$—	$—
Paid in capital	43,060	42,925
Retained earnings	273,449	271,924
Accumulated other comprehensive loss	(422)	(448)
Unearned ESOP shares	(504)	(504)
Treasury stock at cost (March 31, 2015 401,075 shares; December 31, 2014 398,711 shares)	(23,993)	(23,798)
Total Stockholders' Equity	$291,590	$290,099
Less maximum cash obligation related to ESOP shares	35,007	34,571
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$256,583	$255,528
Total Liabilities & Stockholders' Equity	$2,407,257	$2,334,318

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans, including fees	$21,080	$19,749
Investment securities:
Taxable	286	270
Nontaxable	843	836
Federal funds sold	5	10
Total interest income	$22,214	$20,865
Interest expense:
Deposits	$2,164	$2,469
Short-term borrowings	17	3
FHLB borrowings	1,454	1,378
Total interest expense	$3,635	$3,850
Net interest income	$18,579	$17,015
Provision for loan losses	(62)	45
Net interest income after provision for loan losses	$18,641	$16,970
Noninterest income:
Net gain on sale of loans	$308	$111
Trust fees	1,569	1,460
Service charges and fees	1,946	1,837
Rental revenue on tax credit real estate	511	357
Net gain on sale of other real estate owned and other repossessed assets	7	72
Other noninterest income	649	584
	$4,990	$4,421

Noninterest expenses:
Salaries and employee benefits	$6,651	$6,257
Occupancy	1,015	1,009
Furniture and equipment	1,298	1,231
Office supplies and postage	441	382
Advertising and business development	774	628
Outside services	1,814	1,535
Rental expenses on tax credit real estate	602	530
FDIC insurance assessment	289	270
Other noninterest expense	315	416
	$13,199	$12,258
Income before income taxes	$10,432	$9,133
Income taxes	3,052	2,389
Net income	$7,380	$6,744

Earnings per share:
Basic	$1.58	$1.43
Diluted	$1.58	$1.43

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$7,380	$6,744

Other comprehensive income (loss)
Securities:
Net change in unrealized gain on securities available for sale	$1,133	$84
Reclassification adjustment for net gains realized in net income	—	—
Income taxes	(433)	(32)
Other comprehensive income on securities available for sale	$700	$52
Derivatives used in cash flow hedging relationships:
Unrealized loss on derivatives	$(1,092)	$(1,079)
Income taxes	418	413
Other comprehensive loss on cash flow hedges	$(674)	$(666)

Other comprehensive income (loss), net of tax	$26	$(614)

Comprehensive income	$7,406	$6,130

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2013	$42,194	$250,370	$1,591	$(1,008)	$(19,784)	$(29,574)	$243,789
Issuance of 3,067 shares of common stock	111	—	—	—	—	—	111
Issuance of 535 shares of common stock under the employee stock purchase plan	39	—	—	—	—	—	39
Unearned restricted stock compensation	59	—	—	—	—	—	59
Forfeiture of 166 shares of common stock	(12)	—	—	—	—	—	(12)
Share-based compensation	7	—	—	—	—	—	7
Income tax benefit related to share-based compensation	50	—	—	—	—	—	50
Change related to ESOP shares	—	—	—	—	—	(395)	(395)
Net income	—	6,744	—	—	—	—	6,744
Cash dividends ($1.15 per share)	—	(5,421)	—	—	—	—	(5,421)
Purchase of 6,855 shares of common stock	—	—	—	—	(517)	—	(517)
Other comprehensive loss	—	—	(614)	—	—	—	(614)
Balance, March 31, 2014	$42,448	$251,693	$977	$(1,008)	$(20,301)	$(29,969)	$243,840

Balance, December 31, 2014	$42,925	$271,924	$(448)	$(504)	$(23,798)	$(34,571)	$255,528
Issuance of 146 shares of common stock	12	—	—	—	—	—	12
Issuance of 566 shares of common stock under the employee stock purchase plan	45	—	—	—	—	—	45
Unearned restricted stock compensation	89	—	—	—	—	—	89
Forfeiture of 341 shares of common stock	(22)	—	—	—	—	—	(22)
Share-based compensation	7	—	—	—	—	—	7
Income tax benefit related to share-based compensation	4	—	—	—	—	—	4
Change related to ESOP shares	—	—	—	—	—	(436)	(436)
Net income	—	7,380	—	—	—	—	7,380
Cash dividends ($1.25 per share)	—	(5,855)	—	—	—	—	(5,855)
Purchase of 2,364 shares of common stock	—	—	—	—	(195)	—	(195)
Other comprehensive income	—	—	26	—	—	—	26
Balance, March 31, 2015	$43,060	$273,449	$(422)	$(504)	$(23,993)	$(35,007)	$256,583

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$7,380	$6,744
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	685	681
Provision for loan losses	(62)	45
Share-based compensation	7	7
Forfeiture of common stock	(22)	(12)
Compensation expensed through issuance of common stock	57	49
Excess tax benefits from share-based compensation	(4)	(50)
Provision for deferred income taxes	(295)	(321)
Net gain on sale of other real estate owned and other repossessed assets	(7)	(72)
Increase in accrued interest receivable	(826)	(1,075)
Amortization of discount on investment securities, net	172	216
Increase in other assets	(413)	(265)
Increase in accrued interest payable and other liabilities	4,750	3,994
Loans originated for sale	(40,577)	(16,518)
Proceeds on sales of loans	37,050	19,686
Net gain on sales of loans	(308)	(111)
Net cash and cash equivalents provided by operating activities	$7,587	$12,998

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$11,906	$22,806
Purchases of investment securities available for sale	(12,029)	(23,480)
Loans made to customers, net of collections	(9,131)	(24,557)
Proceeds on sale of other real estate owned and other repossessed assets	55	489
Purchases of property and equipment	(4,080)	(190)
Income from tax credit real estate, net	214	209
Net cash and cash equivalents used in investing activities	$(13,065)	$(24,723)

Cash Flows from Financing Activities
Net increase in deposits	$72,266	$64,326
Net decrease in other borrowings	(6,571)	(1,439)
Stock options exercised	—	101
Excess tax benefits related to share-based compensation	4	50
Purchase of treasury stock	(195)	(517)
Dividends paid	(5,855)	(5,421)
Net cash and cash equivalents provided by financing activities	$59,649	$57,100

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2015	2014
Increase in cash and cash equivalents	$54,171	$45,375
Cash and cash equivalents:
Beginning of year	29,174	43,702
End of period	$83,345	$89,077

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$2,207	$2,535
Interest paid on other obligations	1,471	1,381
Income taxes paid	120	502

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$436	$395
Transfers to other real estate owned	63	800
Sale and financing of other real estate owned	113	—

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

Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2014 filed with the Securities Exchange Commission on March 11, 2015.  The consolidated balance sheet as of December 31, 2014, has been derived from the audited consolidated financial statements for that period.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The adoption of ASU 2015-05 by the Company is not expected to have a material impact.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2015	2014
Common shares outstanding at the beginning of the period	4,690,216	4,711,995
Weighted average number of net shares redeemed	(8,568)	(1,502)
Weighted average shares outstanding (basic)	4,681,648	4,710,493
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	2,490	2,591
Weighted average number of shares (diluted)	4,684,138	4,713,084
Net income (In thousands)	$7,380	$6,744
Earnings per share:
Basic	$1.58	$1.43
Diluted	$1.58	$1.43

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$3,205	$2,072
Net unrealized loss on derivatives used for cash flow hedges	(3,888)	(2,796)
Tax effect	261	276
Net-of-tax amount	$(422)	$(448)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at March 31, 2015 and December 31, 2014 are summarized in the following table (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$22,569	8.68%	$22,333	8.62%
Other securities (FHLB, FHLMC and FNMA)	65,951	25.38	67,691	26.14
State and political subdivisions	171,358	65.94	168,968	65.24
Total securities available for sale	$259,878	100.00%	$258,992	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2015 or December 31, 2014. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of March 31, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2015:
U.S. Treasury	$22,362	$207	$—	$22,569
Other securities (FHLB, FHLMC and FNMA)	65,693	294	(36)	65,951
State and political subdivisions	168,618	2,921	(181)	171,358
Total	$256,673	$3,422	$(217)	$259,878
December 31, 2014:
U.S. Treasury	$22,351	$18	$(36)	$22,333
Other securities (FHLB, FHLMC and FNMA)	67,644	147	(100)	67,691
State and political subdivisions	166,925	2,499	(456)	168,968
Total	$256,920	$2,664	$(592)	$258,992

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2015, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$41,404	$41,510
Due after one year through five years	143,583	145,765
Due after five years through ten years	70,361	71,278
Due over ten years	1,325	1,325
Total	$256,673	$259,878

As of March 31, 2015 investment securities with a carrying value of $62.34 million were pledged to collateralize repurchase agreements, derivative financial instruments, and other borrowings.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2015 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

Other securities (FHLB, FHLMC and FNMA)	5	13,423	(36)	0.27%	—	—	—	—%	5	13,423	(36)	0.27%

State and political subdivisions	66	14,617	(70)	0.48%	28	6,070	(111)	1.83%	94	20,687	(181)	0.87%

Total temporarily impaired securities	71	$28,040	$(106)	0.38%	28	$6,070	$(111)	1.83%	99	$34,110	$(217)	0.64%

	Less than 12 months				12 months or more				Total
December 31, 2014 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	5	$12,396	$(36)	0.29%	—	$—	$—	—%	5	$12,396	$(36)	0.29%

Other securities (FHLB, FHLMC and FNMA)	10	24,382	(100)	0.41	—	—	—	—	10	24,382	(100)	0.41

State and political subdivisions	91	21,724	(124)	0.57	78	16,154	(332)	2.06	169	37,878	(456)	1.20

Total temporarily impaired securities	106	$58,502	$(260)	0.44%	78	$16,154	$(332)	2.06%	184	$74,656	$(592)	0.79%

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	March 31, 2015	December 31, 2014
	(Amounts In Thousands)
Agricultural	$88,574	$97,645
Commercial and financial	180,392	174,738
Real estate:
Construction, 1 to 4 family residential	50,541	45,949
Construction, land development and commercial	76,003	77,020
Mortgage, farmland	169,058	162,503
Mortgage, 1 to 4 family first liens	678,054	672,674
Mortgage, 1 to 4 family junior liens	110,728	110,284
Mortgage, multi-family	243,441	245,213
Mortgage, commercial	321,216	321,601
Loans to individuals	21,003	21,342
Obligations of state and political subdivisions	55,160	55,729
	$1,994,170	$1,984,698
Net unamortized fees and costs	689	691
	$1,994,859	$1,985,389
Less allowance for loan losses	24,360	24,020
	$1,970,499	$1,961,369

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three months ended March 31, 2015 were as follows:

	Three Months Ended March 31, 2015
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Charge-offs	(43)	(66)	(84)	—	(347)	(179)	(48)	(767)
Recoveries	82	401	151	6	413	70	46	1,169
Provision	(10)	(208)	(58)	99	(29)	39	105	(62)

Ending balance	$2,544	$4,358	$2,250	$2,777	$7,456	$4,125	$850	$24,360

Ending balance, individually evaluated for impairment	$13	$7	$33	$26	$68	$8	$—	$155

Ending balance, collectively evaluated for impairment	$2,531	$4,351	$2,217	$2,751	$7,388	$4,117	$850	$24,205

Loans:

Ending balance	$88,574	$180,392	$126,544	$169,058	$788,782	$564,657	$76,163	$1,994,170

Ending balance, individually evaluated for impairment	$1,851	$2,284	$954	$2,464	$3,559	$9,536	$—	$20,648

Ending balance, collectively evaluated for impairment	$86,723	$178,108	$125,590	$166,594	$785,223	$555,121	$76,163	$1,973,522

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three months ended March 31, 2014 were as follows:

	Three Months Ended March 31, 2014
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(100)	(84)	(2)	—	(307)	—	(33)	$(526)
Recoveries	3	350	186	—	179	41	32	$791
Provision	1,307	(480)	(141)	225	(315)	(564)	13	$45

Ending balance	$4,062	$4,519	$2,961	$2,782	$6,621	$4,264	$651	$25,860

Ending balance, individually evaluated for impairment	$3	$14	$14	$—	$58	$208	$—	$297

Ending balance, collectively evaluated for impairment	$4,059	$4,505	$2,947	$2,782	$6,563	$4,056	$651	$25,563

Loans:

Ending balance	$88,218	$162,855	$99,830	$145,620	$715,688	$564,919	$73,054	$1,850,184

Ending balance, individually evaluated for impairment	$274	$2,669	$1,285	$284	$4,011	$17,662	$—	$26,185

Ending balance, collectively evaluated for impairment	$87,944	$160,186	$98,545	$145,336	$711,677	$547,257	$73,054	$1,823,999

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of March 31, 2015 and December 31, 2014, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
March 31, 2015
Grade:
Excellent	$1,270	$4,428	$—	$271
Good	12,913	29,593	7,011	16,109
Satisfactory	37,680	107,829	30,039	44,116
Monitor	11,883	21,105	8,729	3,652
Special Mention	22,156	12,009	3,586	11,658
Substandard	2,672	5,428	1,176	197
Total	$88,574	$180,392	$50,541	$76,003

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
March 31, 2015
Grade:
Excellent	$2,701	$464	$—	$6,925
Good	34,038	21,627	3,166	72,585
Satisfactory	105,477	575,973	99,103	111,397
Monitor	12,233	43,324	3,963	35,196
Special Mention	11,119	18,082	2,425	16,972
Substandard	3,490	18,584	2,071	366
Total	$169,058	$678,054	$110,728	$243,441

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
March 31, 2015
Grade:
Excellent	$15,466	$—	$2,422	$33,947
Good	82,434	95	42,677	322,248
Satisfactory	184,925	20,095	10,035	1,326,669
Monitor	22,407	340	—	162,832
Special Mention	10,076	287	26	108,396
Substandard	5,908	186	—	40,078
Total	$321,216	$21,003	$55,160	$1,994,170

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
December 31, 2014
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
December 31, 2014
Grade:
Excellent	$2,867	$474	$—	$7,011
Good	36,680	22,094	2,875	73,852
Satisfactory	103,552	571,546	99,095	111,650
Monitor	11,754	41,805	3,377	35,812
Special Mention	4,721	18,428	2,520	16,611
Substandard	2,929	18,327	2,417	277
Total	$162,503	$672,674	$110,284	$245,213

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
December 31, 2014
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
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The below are descriptions of the credit quality indicators:

Excellent – Excellent rated loans are prime quality loans covered by highly liquid collateral with generous margins or supported by superior current financial conditions reflecting substantial net worth, relative to total credit extended, and based on assets of a stable and non-speculative nature whose values can be readily verified. Identified repayment source or cash flow is abundant and assured.

Good – Good rated loans are adequately secured by readily marketable collateral or good financial condition characterized by liquidity, flexibility and sound net worth. Loans are supported by sound primary and secondary payment sources and timely and accurate financial information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of March 31, 2015 and December 31, 2014 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2015
Agricultural	$1,797	$—	$70	$1,867	$86,707	$88,574	$—
Commercial and financial	1,662	—	208	1,870	178,522	180,392	—
Real estate:
Construction, 1 to 4 family residential	276	—	199	475	50,066	50,541	—
Construction, land development and commercial	1,136	74	—	1,210	74,793	76,003	—
Mortgage, farmland	—	—	—	—	169,058	169,058	—
Mortgage, 1 to 4 family first liens	4,273	271	759	5,303	672,751	678,054	—
Mortgage, 1 to 4 family junior liens	172	16	—	188	110,540	110,728	—
Mortgage, multi-family	821	—	—	821	242,620	243,441	—
Mortgage, commercial	1,463	227	33	1,723	319,493	321,216	—
Loans to individuals	28	—	—	28	20,975	21,003	—
Obligations of state and political subdivisions	—	—	—	—	55,160	55,160	—
	$11,628	$588	$1,269	$13,485	$1,980,685	$1,994,170	$—

December 31, 2014
Agricultural	$310	$99	$—	$409	$97,236	$97,645	$—
Commercial and financial	397	14	1,048	1,459	$173,279	174,738	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	$45,949	45,949	—
Construction, land development and commercial	937	—	—	937	$76,083	77,020	—
Mortgage, farmland	753	—	—	753	$161,750	162,503	—
Mortgage, 1 to 4 family first liens	3,594	1,656	1,582	6,832	$665,842	672,674	348
Mortgage, 1 to 4 family junior liens	181	12	244	437	$109,847	110,284	—
Mortgage, multi-family	—	21	—	21	$245,192	245,213	—
Mortgage, commercial	359	557	34	950	$320,651	321,601	—
Loans to individuals	27	—	—	27	$21,315	21,342	—
Obligations of state and political subdivisions	—	—	—	—	55,729	55,729	—
	$6,558	$2,359	$2,908	$11,825	$1,972,873	$1,984,698	$348

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at March 31, 2015 and December 31, 2014, was as follows:

	March 31, 2015			December 31, 2014
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$70	$—	$1,781	$—	$—	$1,942
Commercial and financial	1,402	—	882	1,343	—	1,366
Real estate:
Construction, 1 to 4 family residential	503	—	326	—	—	431
Construction, land development and commercial	—	—	125	127	—	—
Mortgage, farmland	—	—	2,464	—	—	2,220
Mortgage, 1 to 4 family first liens	2,060	—	1,343	1,912	348	1,199
Mortgage, 1 to 4 family junior liens	129	—	27	369	—	—
Mortgage, multi-family	148	—	5,436	55	—	5,470
Mortgage, commercial	2,113	—	1,839	2,275	—	1,712
Loans to individuals	—	—	—	—	—	—
	$6,425	$—	$14,223	$6,081	$348	$14,340

(1)	There were $2.07 million and $2.14 million of TDR loans included within nonaccrual loans as of March 31, 2015 and December 31, 2014, respectively.

Loans 90 days or more past due that are still accruing interest decreased $0.35 million from December 31, 2014 to March 31, 2015 due to a decrease in the number of loans past due greater than 90 days. As of March 31, 2015 there were no accruing loans past due 90 days or more. The average accruing loans past due 90 days or more as of December 31, 2014 was $0.07 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	8	$1,782	$130	9	$1,942	$272
Commercial and financial	12	1,844	87	13	2,202	53
Real estate:
Construction, 1 to 4 family residential	3	499	11	3	431	111
Construction, land development and commercial	1	135	—	1	127	—
Mortgage, farmland	6	2,464	—	4	2,220	—
Mortgage, 1 to 4 family first liens	12	1,608	45	11	1,467	—
Mortgage, 1 to 4 family junior liens	1	27	—	1	225	65
Mortgage, multi-family	2	5,436	—	2	5,470	—
Mortgage, commercial	9	2,505	—	8	2,398	—
Loans to individuals	—	—	—	—	—	—
	54	$16,300	$273	52	$16,482	$501

The following is a summary of TDR loans that were modified during the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	3	$160	$160
Commercial and financial	1	191	177
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	3	644	531
Mortgage, 1 to 4 family first lien	1	157	157
Mortgage, 1 to 4 family junior liens	1	27	27
Mortgage, multi-family	—	—	—
Mortgage, commercial	1	178	146
	10	$1,357	$1,198

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.27 million in additional borrowings to restructured loan customers as of March 31, 2015.  The Company had commitments to lend $0.50 million in additional borrowings to restructured loan customers as of December 31, 2014.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were $0.26 million and $0.00 million of TDR loans that were in payment default (defined as past due 90 days or more) as of March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015, TDR loans in payment default consisted of a $0.17 million 1 to 4 family residential construction mortgage loan and a $0.09 million 1 to 4 family first lien real estate loan.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three months ended March 31, 2015 is as follows:

	March 31, 2015			Three Months Ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,683	$1,709	$—	$1,576	$18
Commercial and financial	1,678	3,197	—	1,724	4
Real estate:
Construction, 1 to 4 family residential	183	244	—	179	1
Construction, land development and commercial	125	220	—	126	1
Mortgage, farmland	2,332	2,445	—	2,354	28
Mortgage, 1 to 4 family first liens	3,089	3,769	—	3,175	12
Mortgage, 1 to 4 family junior liens	129	426	—	136	—
Mortgage, multi-family	5,584	5,677	—	5,609	61
Mortgage, commercial	3,259	4,735	—	3,363	15
Loans to individuals	—	20	—	—	—
	$18,062	$22,442	$—	$18,242	$140

With an allowance recorded:
Agricultural	$168	$168	$13	$170	$2
Commercial and financial	606	606	7	620	8
Real estate:
Construction, 1 to 4 family residential	646	658	33	646	2
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	132	132	26	132	2
Mortgage, 1 to 4 family first liens	314	313	63	313	3
Mortgage, 1 to 4 family junior liens	27	27	5	27	—
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	693	693	8	695	9
Loans to individuals	—	—	—	—	—
	$2,586	$2,597	$155	$2,603	$26

Total:
Agricultural	$1,851	$1,877	$13	$1,746	$20
Commercial and financial	2,284	3,803	7	2,344	12
Real estate:
Construction, 1 to 4 family residential	829	902	33	825	3
Construction, land development and commercial	125	220	—	126	1
Mortgage, farmland	2,464	2,577	26	2,486	30
Mortgage, 1 to 4 family first liens	3,403	4,082	63	3,488	15
Mortgage, 1 to 4 family junior liens	156	453	5	163	—
Mortgage, multi-family	5,584	5,677	—	5,609	61
Mortgage, commercial	3,952	5,428	8	4,058	24
Loans to individuals	—	20	—	—	—
	$20,648	$25,039	$155	$20,845	$166

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of December 31, 2014 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,634	$1,696	$—
Commercial and financial	2,076	3,695	—
Real estate:
Construction, 1 to 4 family residential	89	89	—
Construction, land development and commercial	128	220	—
Mortgage, farmland	2,040	2,040	—
Mortgage, 1 to 4 family first liens	2,951	3,705	—
Mortgage, 1 to 4 family junior liens	369	673	—
Mortgage, multi-family	5,525	5,632	—
Mortgage, commercial	3,290	4,588	—
Loans to individuals	—	20	—
	$18,102	$22,358	$—

With an allowance recorded:
Agricultural	$210	$247	$44
Commercial and financial	633	633	9
Real estate:
Construction, 1 to 4 family residential	343	354	28
Construction, land development and commercial	—	—	—
Mortgage, farmland	278	278	12
Mortgage, 1 to 4 family first liens	506	596	52
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	697	697	9
Loans to individuals	—	—	—
	$2,667	$2,805	$154

Total:
Agricultural	$1,844	$1,943	$44
Commercial and financial	2,709	4,328	9
Real estate:
Construction, 1 to 4 family residential	432	443	28
Construction, land development and commercial	128	220	—
Mortgage, farmland	2,318	2,318	12
Mortgage, 1 to 4 family first liens	3,457	4,301	52
Mortgage, 1 to 4 family junior liens	369	673	—
Mortgage, multi-family	5,525	5,632	—
Mortgage, commercial	3,987	5,285	9
Loans to individuals	—	20	—
	$20,769	$25,163	$154

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans decreased $0.12 million from December 31, 2014 to March 31, 2015.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.04% of loans held for investment as of March 31, 2015 and 1.05% as of December 31, 2014.  The decrease in impaired loans is due mainly to a decrease in accruing loans past due 90 days or more of $0.35 million from December 31, 2014 to March 31, 2015.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2015 are as follows:

	March 31, 2015
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$83,345	$83,345	$83,345	$—	$—
Investment securities	268,324	268,324	—	268,324	—
Loans held for sale	8,311	8,311	—	8,311	—
Loans
Agricultural	86,030	86,067	—	—	86,067
Commercial and financial	176,034	176,493	—	—	176,493
Real estate:
Construction, 1 to 4 family residential	49,679	49,317	—	—	49,317
Construction, land development and commercial	74,615	73,978	—	—	73,978
Mortgage, farmland	166,281	167,086	—	—	167,086
Mortgage, 1 to 4 family first liens	671,734	674,531	—	—	674,531
Mortgage, 1 to 4 family junior liens	109,592	115,978	—	—	115,978
Mortgage, multi-family	241,971	244,840	—	—	244,840
Mortgage, commercial	318,561	318,022	—	—	318,022
Loans to individuals	20,594	20,560	—	—	20,560
Obligations of state and political subdivisions	54,719	54,394	—	—	54,394
Accrued interest receivable	9,102	9,102	—	9,102	—
Total financial instrument assets	$2,338,892	$2,350,348	$83,345	$285,737	$1,981,266
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$280,432	$280,432	$—	$280,432	$—
Interest-bearing deposits	1,626,903	1,629,897	—	1,629,897	—
Other borrowings	40,928	40,928	—	40,928	—
Federal Home Loan Bank borrowings	140,000	144,697	—	144,697	—
Interest rate swaps	3,888	3,888	—	3,888	—
Accrued interest payable	859	859	—	859	—
Total financial instrument liabilities	$2,093,010	$2,100,701	$—	$2,100,701	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$386,613	$—	$—	$—	$—
Letters of credit	9,582	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$396,195	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2014 are as follows:

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$29,174	$29,174	$29,174	$—	$—
Investment securities	267,240	267,240	—	267,240	—
Loans held for sale	4,476	4,476	—	4,476	—
Loans
Agricultural	95,130	95,126	—	—	95,126
Commercial and financial	170,507	171,081	—	—	171,081
Real estate:
Construction, 1 to 4 family residential	45,139	45,159	—	—	45,159
Construction, land development and commercial	75,589	75,623	—	—	75,623
Mortgage, farmland	159,831	159,623	—	—	159,623
Mortgage, 1 to 4 family first liens	666,406	665,428	—	—	665,428
Mortgage, 1 to 4 family junior liens	109,133	115,726	—	—	115,726
Mortgage, multi-family	243,723	246,191	—	—	246,191
Mortgage, commercial	318,896	318,211	—	—	318,211
Loans to individuals	21,043	21,016	—	—	21,016
Obligations of state and political subdivisions	55,281	54,800	—	—	54,800
Accrued interest receivable	8,276	8,276	—	8,276	—
Total financial instrument assets	$2,269,844	$2,277,150	$29,174	$279,992	$1,967,984
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$288,718	$288,718	$—	$288,718	$—
Interest-bearing deposits	1,546,351	1,550,974	—	1,550,974	—
Other borrowings	47,499	47,499	—	47,499	—
Federal Home Loan Bank borrowings	140,000	145,210	—	145,210	—
Interest rate swaps	2,796	2,796	—	2,796	—
Accrued interest payable	902	902	—	902	—
Total financial instrument liabilities	$2,026,266	$2,036,099	$—	$2,036,099	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$334,100	$—	$—	$—	$—
Letters of credit	12,437	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$346,537	$—	$—	$—	$—

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2015.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$22,569	$—	$22,569
State and political subdivisions	—	171,358	—	171,358
Other securities (FHLB, FHLMC and FNMA)	—	65,951	—	65,951
Derivative Financial Instruments
Interest rate swaps	$—	(3,888)	$—	(3,888)
Total	$—	$255,990	$—	$255,990

	December 31, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$22,333	$—	$22,333
State and political subdivisions	—	168,968	—	168,968
Other securities (FHLB, FHLMC and FNMA)	—	67,691	—	67,691
Derivative Financial Instruments
Interest rate swaps	—	(2,796)	—	(2,796)
Total	$—	$256,196	$—	$256,196

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2015 and the year ended December 31, 2014.

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

	March 31, 2015				Three Months Ended March 31, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,733	$1,733	$—
Commercial and financial	—	—	1,402	1,402	—
Real Estate:
Construction, 1 to 4 family residential	—	—	639	639	61
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	2,438	2,438	—
Mortgage, 1 to 4 family first liens	—	—	2,781	2,781	254
Mortgage, 1 to 4 family junior liens	—	—	150	150	—
Mortgage, multi-family	—	—	5,584	5,584	38
Mortgage, commercial	—	—	2,091	2,091	140
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	698	698	30
Total	$—	$—	$17,516	$17,516	$523

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2016.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 401,075 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2015.  Of these 401,075 shares, 2,364 shares were purchased during the quarter ended March 31, 2015, at an average price per share of $82.83.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $90.98 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$41,478	$40,484
Credit cards	47,873	46,573
Commercial, real estate and home construction	114,570	81,613
Commercial lines and real estate purchase loans	182,692	165,430
Outstanding letters of credit	9,582	12,437

Note 9.	Income Taxes

Federal income tax expense for the three months ended March 31, 2015 and 2014 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2014, 2013, and 2012 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2014, 2013, and 2012 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2015  and December 31, 2014 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2015, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2016.

Income taxes as a percentage of income before taxes were 29.26% for the three months ended March 31, 2015 and 26.16% for the same period in 2014.  The increase in the effective tax rate is due to a decrease in the amount of low-income housing tax credits earned by the Company in 2015.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $1.50 million of collateral as of March 31, 2015.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of March 31, 2015 and December 31, 2014:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
March 31, 2015
Interest rate swap	$25,000	$(1,340)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,548)	Other Liabilities	11/7/2023

December 31, 2014
Interest rate swap	$25,000	$(864)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,932)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges as of March 31, 2015 and December 31, 2014:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
March 31, 2015
Interest rate swap	$(294)	Interest Expense	$—	Other Income	$—
Interest rate swap	(380)	Interest Expense	—	Other Income	—

December 31, 2014
Interest rate swap	$(754)	Interest Expense	$—	Other Income	$—
Interest rate swap	(1,448)	Interest Expense	—	Other Income	—

Note 11.	Subsequent Events

On March 24, 2015, the Board of Directors of Hills Bancorporation approved an amendment (the "Amendment") to the Company's Restated Articles of Incorporation (the "Articles") to increase the number of shares of stock that the Company is authorized to issue from 10,000,000 shares of common stock, no par value, to 20,000,000 shares of common stock, no par value. The Amendment was adopted by the Board in order to effect a two-for-one split of each issued and unissued share of the Company's common stock (the "Stock Split"). The Board of Directors determined that one additional share of common stock will be issued to shareholders of record as of the close of business on April 27, 2015 (the "Record Date") for each share held thereby on the Record date, which shares shall be paid on May 4, 2015. Articles of Amendment to the Restated Articles of Incorporation were filed with the Iowa Secretary of State to effect the Amendment on April 8, 2015.

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

Index

HILLS BANCORPORATION

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of March 31, 2015 and December 31, 2014 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids and Marion, Iowa.  At March 31, 2015, the Bank has seventeen full-service locations.

Net income for the three month period ended March 31, 2015 was $7.38 million compared to $6.74 million for the same three months of 2014, an increase of 9.43%.  The $0.64 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first three months of 2015 are an increase in net interest income of $1.56 million, an increase in noninterest income of $0.57 million and a decrease in the provision for loan losses of $0.11 million.  These changes were offset by an increase in income tax expense of $0.66 million and an increase in noninterest expenses of $0.94 million.

The Company achieved a return on average assets of 1.22% and a return on average equity of 11.02% for the twelve months ended March 31, 2015, compared to the twelve months ended March 31, 2014, which were 1.22% and 10.94%, respectively.  Dividends of $1.25 per share were paid in January 2015 to 2,284 shareholders.  The 2014 dividend was $1.15 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.50% for the three months ended March 31, 2015 compared to 3.47% for the same three months of 2014.  Average earning assets were $2.234 billion in 2015 and $2.066 billion in 2014.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of March 31, 2015 for the Company included the following:

•	Total assets were $2.407 billion, an increase of $72.94 million since December 31, 2014.

•	Cash and cash equivalents were $83.35 million, an increase of $54.17 million since December 31, 2014.

•	Net loans were $1.979 billion, an increase of $12.97 million since December 31, 2014. Loans held for sale increased $3.84 million since December 31, 2014.

•	Deposit growth of $72.27 million since December 31, 2014. Deposit growth included approximately $78.00 million of temporary public funds.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

The following table sets forth the composition of the loan portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$88,574	4.44%	$97,645	4.92%
Commercial and financial	180,392	9.05	174,738	8.80
Real estate:
Construction, 1 to 4 family residential	50,541	2.53	45,949	2.32
Construction, land development and commercial	76,003	3.81	77,020	3.88
Mortgage, farmland	169,058	8.48	162,503	8.19
Mortgage, 1 to 4 family first liens	678,054	34.00	672,674	33.89
Mortgage, 1 to 4 family junior liens	110,728	5.55	110,284	5.56
Mortgage, multi-family	243,441	12.21	245,213	12.36
Mortgage, commercial	321,216	16.11	321,601	16.20
Loans to individuals	21,003	1.05	21,342	1.08
Obligations of state and political subdivisions	55,160	2.77	55,729	2.81
	$1,994,170	100.00%	$1,984,698	100.00%
Net unamortized fees and costs	689		691
	$1,994,859		$1,985,389
Less allowance for loan losses	24,360		24,020
	$1,970,499		$1,961,369

Index

HILLS BANCORPORATION

Loan demand has been steady and is expected to remain steady or increase throughout the year ending December 31, 2015 and into 2016.  As indicated above growth in the commercial and financial, construction and 1 to 4 family real estate loans have been primarily responsible for the increase in total loans.  Management expects overall portfolio loan growth to increase as a result of general improvement in market conditions resulting in increased loan demand.

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,544	10.44%	4.44%	$2,515	10.47%	4.92%
Commercial and financial	4,358	17.89	9.05	4,231	17.61	8.80
Real estate:
Construction, 1 to 4 family residential	862	3.54	2.53	810	3.37	2.32
Construction, land development and commercial	1,388	5.70	3.81	1,431	5.96	3.88
Mortgage, farmland	2,777	11.40	8.48	2,672	11.12	8.19
Mortgage, 1 to 4 family first liens	6,320	25.95	34.00	6,268	26.11	33.88
Mortgage, 1 to 4 family junior liens	1,136	4.66	5.55	1,151	4.79	5.56
Mortgage, multi-family	1,470	6.03	12.21	1,490	6.20	12.36
Mortgage, commercial	2,655	10.90	16.11	2,705	11.26	16.20
Loans to individuals	409	1.68	1.05	299	1.24	1.08
Obligations of state and political subdivisions	441	1.81	2.77	448	1.87	2.81
	$24,360	100.00%	100.00%	$24,020	100.00%	100.00%

The allowance for loan losses totaled $24.36 million at March 31, 2015 compared to $24.02 million at December 31, 2014.  The percentage of the allowance to outstanding loans was 1.22% and 1.21% at March 31, 2015 and December 31, 2014, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2015 is the result of a change in the composition and allocation of loans within credit quality ratings.

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

Management has determined that the allowance for loan losses was appropriate at March 31, 2015, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Investment securities available for sale held by the Company increased by $0.89 million from December 31, 2014 to March 31, 2015.  The fair value of securities available for sale was $3.21 million more than the amortized cost of such securities as of March 31, 2015.  At December 31, 2014, the fair value of the securities available for sale was $2.07 million more than the amortized cost of such securities.

Deposit growth was $72.27 million in the first three months of 2015. Repurchase agreements decreased $0.35 million since December 31, 2014.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $66.19 million as of March 31, 2015 with an average rate of 0.39%.  Brokered deposits were $64.49 million as of December 31, 2014 with an average interest rate of 0.39%.  As of March 31, 2015 and December 31, 2014, brokered deposits were 3.47% and 3.51% of total deposits, respectively.

Dividends and Equity

In January 2015, Hills Bancorporation paid a dividend of $5.85 million or $1.25 per share.  The dividend was $1.15 per share in January 2014.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2015 totaled $256.58 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. The rule requires a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.50% and a common equity tier 1 capital conservation buffer of 2.50% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.00% to 6.00% and includes a minimum leverage ratio of 4.00% for all banking organizations.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

March 31, 2015
Common equity tier 1 capital ratio	14.51%
Tier 1 capital ratio	14.51%
Total capital ratio	15.73%
Leverage ratio	12.40%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2015 and 2014

Net Income Overview

Net income increased $0.64 million for the three months ended March 31, 2015 compared to the first three months of 2014.  Total net income was $7.38 million in March 2015 and $6.74 million in the comparable period in 2014, an increase of 9.43%.  The changes in net income in 2015 from the first three months of 2014 were primarily the result of the following:

•	Net interest income increased by $1.56 million, before provision expense, as a result of growth in the volume of earning assets and reductions in interest expense.

•	The provision for loan losses decreased by $0.11 million.

•	Noninterest income increased by $0.57 million.

•	Noninterest expenses increased by $0.94 million.

•	Income tax expense increased by $0.66 million.

For the three month period ended March 31, 2015 and March 31, 2014 basic earning per share was $1.58 and $1.43, respectively. Diluted earnings per share was $1.58 for the three months ended March 31, 2015 compared to $1.43 for the same period in 2014.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $18.58 million for the first three months of 2015 was derived from the Company’s $2.234 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.50%.  Average earning assets in the three months ended March 31, 2014 were $2.066 billion and the tax-equivalent net interest margin was 3.47%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $0.56 million change in income before income taxes in the three month period ended March 31, 2015.  Net interest income for the Company increased as a result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  The Company expects net interest compression to continue to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $1.979 billion at March 31, 2015.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction of expense of $0.06 million in 2015 compared to an expense of $0.05 million in 2014.  The Company believes that the provision for loan losses will remain stable for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio offset by continued improvement in credit quality.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $3.05 million and $2.39 million for the three months ended March 31, 2015 and 2014, respectively.  Income taxes as a percentage of income before taxes were 29.26% in 2015 and 26.16% in 2014.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2015 and 2014

Net Interest Income

Net interest income increased for the three months ended March 31, 2015 compared to the comparable period in 2014.  The increase was as a result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first three months of 2015 was 3.50% compared to 3.47% in 2014 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2015 compared to the comparable period in 2014 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$156,860	(0.08)%	$2,347	$(983)	$1,364
Taxable securities	477	0.06	8	8	16
Nontaxable securities	18,597	(0.37)	162	(151)	11
Federal funds sold	(7,689)	—	(5)	—	(5)
	$168,245		$2,512	$(1,126)	$1,386

Interest expense:
Interest-bearing demand deposits	$62,046	(0.02)%	$(25)	$23	$(2)
Savings deposits	50,323	(0.03)	(27)	46	19
Time deposits	(21,326)	(0.17)	81	207	288
Other borrowings	8,300	(0.03)	(13)	10	(3)
FHLB borrowings	11,935	(0.16)	(132)	56	(76)
Interest-bearing other liabilities	(53)	1.71	(1)	(10)	(11)
	$111,225		$(117)	$332	$215
Change in net interest income			$2,395	$(794)	$1,601

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2015	2014
Yield on average interest-earning assets	4.16%	4.22%
Rate on average interest-bearing liabilities	0.84	0.95
Net interest spread	3.32%	3.27%
Effect of noninterest-bearing funds	0.18	0.20
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.50%	3.47%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2015 and 2014

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2014.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2015, the rate indexes for the one, three and five year indexes were 0.26%, 0.94% and 1.42%, respectively.  The one year index increased 85.71% from 0.14% at March 31, 2014, the three year index increased 10.59% and the five year index decreased 14.97%.  The three year index was 0.85% and the five year index was 1.67% at March 31, 2014.  The targeted federal funds rate was 0.25% at March 31, 2015 and 2014.  The Company anticipates possible increases in short term and long term rates in the indexes for 2015.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.06 million in 2015 compared to an expense of $0.05 million in 2014, an expense reduction of $0.11 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The decrease in expense in 2015 is the result of a change in the composition and allocation of loans within credit quality ratings.

The allowance for loan losses increased $0.34 million during the first three months of 2015.  In the first three months of 2015, there was a decrease of $0.35 million due to the volume and composition of loans outstanding and a $0.69 million increase in the amount allocated to the allowance due to a combination of credit quality improvements.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2015 and 2014, recoveries were $1.17 million and $0.79 million, respectively; and charge-offs were $0.77 million in 2015 and $0.53 million in 2014.  The allowance for loan losses totaled $24.36 million at March 31, 2015 compared to $24.02 million at December 31, 2014.  The allowance represented 1.22% and 1.21% of loans held for investment at March 31, 2015 and December 31, 2014.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2015 and 2014

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$308	$111	$197	177.48%
Trust fees	1,569	1,460	109	7.47
Service charges and fees	1,946	1,837	109	5.93
Rental revenue on tax credit real estate	511	357	154	43.14
Net gain on sale of other real estate owned and other repossessed assets	7	72	(65)	(90.28)
Other noninterest income	649	584	65	11.13
	$4,990	$4,421	$569	12.87

Loans originated for sale in the first three months of 2015 totaled $40.58 million compared to $16.52 million in the same period in 2014, an increase of 145.64%.  In the three months ended March 31, 2015 and 2014, the net gain on sale of loans was $0.31 million and $0.11 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.65 million to a net gain of $0.01 million for the three months ended March 31, 2015.  The total net gain on sale of other real estate owned for the three months ended consisted of a $0.04 million net gain on the sale of 3 properties offset by a $0.03 million fair market value adjustment on 3 properties.  During the same period in 2014, the gain consisted of a $0.09 million net gain on sale of 3 properties offset by a $0.02 million fair market value adjustment on one property.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2015 and 2014

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$6,651	$6,257	$394	6.30%
Occupancy	1,015	1,009	6	0.59
Furniture and equipment	1,298	1,231	67	5.44
Office supplies and postage	441	382	59	15.45
Advertising and business development	774	628	146	23.25
Outside services	1,814	1,535	279	18.18
Rental expenses on tax credit real estate	602	530	72	13.58
FDIC insurance assessment	289	270	19	7.04
Other noninterest expense	315	416	(101)	(24.28)
	$13,199	$12,258	$941	7.68

Advertising and business development expense increased $0.15 million in the first three months of 2015 compared to 2014 as a result of $0.08 million in business and product promotions and $0.03 million in debit card reward expenses. Outside services expenses increased $0.28 million in the first three months of 2015 from their level for the comparable period in 2014.  Credit and debit card processing increased $0.05 million, data processing expense increased $0.03 million and online banking expense increased $0.07 million.  Most other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2015.

Income Taxes

Federal and state income tax expenses were $3.05 million and $2.39 million for the three months ended March 31, 2015 and 2014, respectively.  Income taxes as a percentage of income before taxes were 29.26% in 2015 and 26.16% in 2014.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.80% of the Company’s total assets at March 31, 2015 compared to 11.09% at December 31, 2014.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2015, the Company had borrowed $140.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $477.02 million at March 31, 2015.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $208.64 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2015.

Index

HILLS BANCORPORATION

As of March 31, 2015, investment securities with a carrying value of $62.34 million were pledged to collateralize public and trust deposits, repurchase agreements, derivative financial instruments, and other borrowings.  As of December 31, 2014, investment securities with a carrying value of $68.12 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is to changes in interest rates.  Interest rate risk is the risk to current or anticipated earnings or capital arising from movements in interest rates.  Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk.  Repricing risk is the difference between the timing of rate changes and the timing of cash flows.  Basis risk is the difference from changing rate relationships among different yield curve affecting Bank activities.  Yield curve risk is the difference from changing rate relationships across the spectrum of maturities.  Option risk is the difference resulting from interest-related options imbedded in Bank products.  The Bank’s primary source of interest rate risk exposure arises from repricing risk.  To measure this risk the Bank uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Bank’s assets and liabilities and an earnings simulation approach.  The gap schedule is known as the interest rate sensitivity report.  The report reflects the repricing characteristics of the Bank’s assets and liabilities.  The report details the calculation of the gap ratio.  This ratio indicates the amount if interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

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

The Bank's interest rate risk, as monitored by management, has not changed materially from December 31, 2014.

Index

HILLS BANCORPORATION

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	1,269	$82.50	399,980	350,020
February 1 to February 28	565	82.50	400,545	349,455
March 1 to March 31	530	83.50	401,075	348,925
Total	2,364	$82.83	401,075	348,925

(1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 750,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors authorized the 2005 Stock Repurchase Program through December 31, 2016. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The Board reviews the overall results of the 2005 Stock Repurchase Program on a quarterly basis.

During the first three months of 2014, the Company issued 146 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued to officers of the company for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation of Hills Bancorporation, as amended.
3.2	Amended and Restated By-laws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 11, 2015.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

HILLS BANCORPORATION

Date:	May 6, 2015	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	May 6, 2015	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2015

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2015 Form 10-Q

3.1	Restated Articles of Incorporation of Hills Bancorporation, as amended	55-67

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	68-69

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	70