Form 10-Q
period 2015-06-30
HILLS BANCORPORATION
filed 2015-08-06
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Index

SHARES OUTSTANDING
CLASS	July 31, 2015

Common Stock, no par value	9,364,666

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Cash and cash equivalents	$27,969	$29,174
Investment securities available for sale at fair value (amortized cost June 30, 2015 $245,460; December 31, 2014 $256,920)	246,944	258,992
Stock of Federal Home Loan Bank	9,645	8,248
Loans held for sale	7,198	4,476
Loans, net of allowance for loan losses (June 30, 2015 $25,800; December 31, 2014 $24,020)	2,001,950	1,961,369
Property and equipment, net	33,366	29,071
Tax credit real estate	16,819	17,259
Accrued interest receivable	8,919	8,276
Deferred income taxes, net	11,402	9,938
Other real estate	1,006	1,213
Goodwill	2,500	2,500
Other assets	2,923	3,802
Total Assets	$2,370,641	$2,334,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$292,211	$288,718
Interest-bearing deposits	1,527,379	1,546,351
Total deposits	$1,819,590	$1,835,069
Other borrowings	58,725	47,499
Federal Home Loan Bank borrowings	170,000	140,000
Accrued interest payable	825	902
Other liabilities	23,487	20,749
Total Liabilities	$2,072,627	$2,044,219

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$35,092	$34,571

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued June 30, 2015 10,182,064 shares; December 31, 2014 10,177,854 shares	$—	$—
Paid in capital	43,201	42,925
Retained earnings	280,920	271,924
Accumulated other comprehensive loss	(966)	(448)
Unearned ESOP shares	(504)	(504)
Treasury stock at cost (June 30, 2015 817,453 shares; December 31, 2014 797,422 shares)	(24,637)	(23,798)
Total Stockholders' Equity	$298,014	$290,099
Less maximum cash obligation related to ESOP shares	35,092	34,571
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$262,922	$255,528
Total Liabilities & Stockholders' Equity	$2,370,641	$2,334,318

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$21,900	$20,350	$42,980	$40,099
Investment securities:
Taxable	300	270	586	540
Nontaxable	817	837	1,660	1,673
Federal funds sold	10	16	15	26
Total interest income	$23,027	$21,473	$45,241	$42,338
Interest expense:
Deposits	$2,110	$2,322	$4,274	$4,791
Short-term borrowings	42	44	59	47
FHLB borrowings	1,507	1,394	2,961	2,772
Total interest expense	$3,659	$3,760	$7,294	$7,610
Net interest income	$19,368	$17,713	$37,947	$34,728
Provision for loan losses	517	(246)	455	(201)
Net interest income after provision for loan losses	$18,851	$17,959	$37,492	$34,929
Noninterest income:
Net gain on sale of loans	$440	$189	$748	$300
Trust fees	1,679	1,439	3,248	2,899
Service charges and fees	2,081	2,012	4,027	3,849
Rental revenue on tax credit real estate	393	378	904	735
Net gain on sale of other real estate owned and other repossessed assets	110	168	117	240
Other noninterest income	803	761	1,452	1,345
	$5,506	$4,947	$10,496	$9,368

Noninterest expenses:
Salaries and employee benefits	$6,924	$6,385	$13,575	$12,642
Occupancy	953	944	1,968	1,953
Furniture and equipment	1,309	1,242	2,607	2,473
Office supplies and postage	413	385	854	767
Advertising and business development	919	813	1,693	1,441
Outside services	1,619	1,673	3,433	3,208
Rental expenses on tax credit real estate	559	553	1,161	1,083
FDIC insurance assessment	284	271	573	541
Other noninterest expense	524	271	839	687
	$13,504	$12,537	$26,703	$24,795
Income before income taxes	$10,853	$10,369	$21,285	$19,502
Income taxes	3,383	3,188	6,435	5,577
Net income	$7,470	$7,181	$14,850	$13,925

Earnings per share:
Basic	$0.80	$0.77	$1.59	$1.48
Diluted	$0.80	$0.77	$1.59	$1.48

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$7,470	$7,181	$14,850	$13,925

Other comprehensive income (loss)
Securities:
Net change in unrealized gain on securities available for sale	$(1,721)	$741	$(588)	$825
Reclassification adjustment for net gains realized in net income	—	—	—	—
Income taxes	658	(283)	225	(315)
Other comprehensive (loss) income on securities available for sale	$(1,063)	$458	$(363)	$510
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	$840	$(1,100)	$(252)	$(2,179)
Income taxes	(321)	420	97	833
Other comprehensive income (loss) on cash flow hedges	$519	$(680)	$(155)	$(1,346)

Other comprehensive loss, net of tax	$(544)	$(222)	$(518)	$(836)

Comprehensive income	$6,926	$6,959	$14,332	$13,089

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2013	$42,194	$250,370	$1,591	$(1,008)	$(19,784)	$(29,574)	$243,789
Issuance of 8,466 shares of common stock	200	—	—	—	—	—	200
Issuance of 2,052 shares of common stock under the employee stock purchase plan	76	—	—	—	—	—	76
Unearned restricted stock compensation	46	—	—	—	—	—	46
Forfeiture of 868 shares of common stock	(31)	—	—	—	—	—	(31)
Share-based compensation	14	—	—	—	—	—	14
Income tax benefit related to share-based compensation	51	—	—	—	—	—	51
Change related to ESOP shares	—	—	—	—	—	(1,831)	(1,831)
Net income	—	13,925	—	—	—	—	13,925
Cash dividends ($0.575 per share)	—	(5,420)	—	—	—	—	(5,420)
Purchase of 40,458 shares of common stock	—	—	—	—	(1,539)	—	(1,539)
Other comprehensive loss	—	—	(836)	—	—	—	(836)
Balance, June 30, 2014	$42,550	$258,875	$755	$(1,008)	$(21,323)	$(31,405)	$248,444

Balance, December 31, 2014	$42,925	$271,924	$(448)	$(504)	$(23,798)	$(34,571)	$255,528
Issuance of 2,844 shares of common stock	119	—	—	—	—	—	119
Issuance of 2,048 shares of common stock under the employee stock purchase plan	83	—	—	—	—	—	83
Unearned restricted stock compensation	79	—	—	—	—	—	79
Forfeiture of 682 shares of common stock	(22)	—	—	—	—	—	(22)
Share-based compensation	14	—	—	—	—	—	14
Income tax benefit related to share-based compensation	3	—	—	—	—	—	3
Change related to ESOP shares	—	—	—	—	—	(521)	(521)
Net income	—	14,850	—	—	—	—	14,850
Cash dividends ($0.625 per share)	—	(5,854)	—	—	—	—	(5,854)
Purchase of 20,031 shares of common stock	—	—	—	—	(839)	—	(839)
Other comprehensive loss	—	—	(518)	—	—	—	(518)
Balance, June 30, 2015	$43,201	$280,920	$(966)	$(504)	$(24,637)	$(35,092)	$262,922

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$14,850	$13,925
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,370	1,361
Provision for loan losses	455	(201)
Share-based compensation	14	14
Forfeiture of common stock	(22)	(31)
Compensation expensed through issuance of common stock	202	175
Excess tax benefits from share-based compensation	(3)	(51)
Provision for deferred income taxes	(1,142)	(107)
Net gain on sale of other real estate owned and other repossessed assets	(117)	(240)
Increase in accrued interest receivable	(643)	(575)
Amortization of discount on investment securities, net	336	433
Decrease (increase) in other assets	882	(82)
Increase in accrued interest payable and other liabilities	2,488	1,170
Loans originated for sale	(90,671)	(49,191)
Proceeds on sales of loans	88,697	46,459
Net gain on sales of loans	(748)	(300)
Net cash and cash equivalents provided by operating activities	$15,948	$12,759

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$35,652	$37,774
Purchases of investment securities available for sale	(25,925)	(38,752)
Loans made to customers, net of collections	(41,072)	(62,599)
Proceeds on sale of other real estate owned and other repossessed assets	360	963
Purchases of property and equipment	(5,665)	(352)
Income from tax credit real estate, net	440	445
Net cash and cash equivalents used in investing activities	$(36,210)	$(62,521)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(15,479)	$16,447
Net increase in other borrowings	11,226	26,556
Net increase in FHLB borrowings	30,000	—
Stock options exercised	—	101
Excess tax benefits related to share-based compensation	3	51
Purchase of treasury stock	(839)	(1,539)
Dividends paid	(5,854)	(5,420)
Net cash and cash equivalents provided by financing activities	$19,057	$36,196

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2015	2014
Decrease in cash and cash equivalents	$(1,205)	$(13,566)
Cash and cash equivalents:
Beginning of year	29,174	43,702
End of period	$27,969	$30,136

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$4,351	$4,963
Interest paid on other obligations	3,020	2,819
Income taxes paid	5,808	5,268

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$521	$1,831
Transfers to other real estate owned	36	1,715
Sale and financing of other real estate owned	266	242

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

Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2014 filed with the Securities Exchange Commission on March 11, 2015.  The consolidated balance sheet as of December 31, 2014, has been derived from the audited consolidated financial statements for that period.

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

On March 24, 2015, the Company declared a payment of a two-for-one stock split of each issued and unissued share of the Company's common stock outstanding as of April 27, 2015. The additional shares were issued as a result of the stock split and were mailed to the shareholders as of May 4, 2015. All shares and earnings per share numbers have been restated for the stock split.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common shares outstanding at the beginning of the period	9,362,061	9,417,152	9,365,176	9,423,990
Weighted average number of net shares redeemed	(7,153)	(12,942)	(6,075)	(11,392)
Weighted average shares outstanding (basic)	9,354,908	9,404,210	9,359,101	9,412,598
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	5,448	4,120	5,159	4,850
Weighted average number of shares (diluted)	9,360,356	9,408,330	9,364,260	9,417,448
Net income (In thousands)	$7,470	$7,181	$14,850	$13,925
Earnings per share:
Basic	$0.80	$0.77	$1.59	$1.48
Diluted	$0.80	$0.77	$1.59	$1.48

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$1,484	$2,072
Net unrealized loss on derivatives used for cash flow hedges	(3,048)	(2,796)
Tax effect	598	276
Net-of-tax amount	$(966)	$(448)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at June 30, 2015 and December 31, 2014 are summarized in the following table (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$22,549	9.13%	$22,333	8.62%
Other securities (FHLB, FHLMC and FNMA)	70,839	28.69	67,691	26.14
State and political subdivisions	153,556	62.18	168,968	65.24
Total securities available for sale	$246,944	100.00%	$258,992	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2015 or December 31, 2014. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of June 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2015:
U.S. Treasury	$22,374	$175	$—	$22,549
Other securities (FHLB, FHLMC and FNMA)	70,662	257	(80)	70,839
State and political subdivisions	152,424	1,878	(746)	153,556
Total	$245,460	$2,310	$(826)	$246,944
December 31, 2014:
U.S. Treasury	$22,351	$18	$(36)	$22,333
Other securities (FHLB, FHLMC and FNMA)	67,644	147	(100)	67,691
State and political subdivisions	166,925	2,499	(456)	168,968
Total	$256,920	$2,664	$(592)	$258,992

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2015, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$32,111	$32,248
Due after one year through five years	148,365	150,009
Due after five years through ten years	63,370	63,073
Due over ten years	1,614	1,614
Total	$245,460	$246,944

As of June 30, 2015 investment securities with a carrying value of $58.73 million were pledged to collateralize repurchase agreements, derivative financial instruments, and other borrowings.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2015 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

Other securities (FHLB, FHLMC and FNMA)	8	20,885	(80)	0.38	—	—	—	—	8	20,885	(80)	0.38

State and political subdivisions	204	45,813	(581)	1.27	28	6,007	(165)	2.75	232	51,820	(746)	1.44

Total temporarily impaired securities	212	$66,698	$(661)	0.99%	28	$6,007	$(165)	2.75%	240	$72,705	$(826)	1.14%

	Less than 12 months				12 months or more				Total
December 31, 2014 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	5	$12,396	$(36)	0.29%	—	$—	$—	—%	5	$12,396	$(36)	0.29%

Other securities (FHLB, FHLMC and FNMA)	10	24,382	(100)	0.41	—	—	—	—	10	24,382	(100)	0.41

State and political subdivisions	91	21,724	(124)	0.57	78	16,154	(332)	2.06	169	37,878	(456)	1.20

Total temporarily impaired securities	106	$58,502	$(260)	0.44%	78	$16,154	$(332)	2.06%	184	$74,656	$(592)	0.79%

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	June 30, 2015	December 31, 2014
	(Amounts In Thousands)
Agricultural	$91,095	$97,645
Commercial and financial	172,854	174,738
Real estate:
Construction, 1 to 4 family residential	55,640	45,949
Construction, land development and commercial	95,893	77,020
Mortgage, farmland	173,529	162,503
Mortgage, 1 to 4 family first liens	695,157	672,674
Mortgage, 1 to 4 family junior liens	113,116	110,284
Mortgage, multi-family	242,454	245,213
Mortgage, commercial	311,470	321,601
Loans to individuals	21,362	21,342
Obligations of state and political subdivisions	54,456	55,729
	$2,027,026	$1,984,698
Net unamortized fees and costs	724	691
	$2,027,750	$1,985,389
Less allowance for loan losses	25,800	24,020
	$2,001,950	$1,961,369

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and six months ended June 30, 2015 were as follows:

	Three Months Ended June 30, 2015
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,544	$4,358	$2,250	$2,777	$7,456	$4,125	$850	$24,360
Charge-offs	(214)	(250)	(63)	—	(321)	(1)	(102)	(951)
Recoveries	1	334	153	—	146	1,200	40	1,874
Provision	452	256	685	48	115	(1,213)	174	517

Ending balance	$2,783	$4,698	$3,025	$2,825	$7,396	$4,111	$962	$25,800

	Six Months Ended June 30, 2015
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Charge-offs	(257)	(316)	(147)	—	(668)	(180)	(150)	(1,718)
Recoveries	83	735	304	6	559	1,270	86	3,043
Provision	442	48	627	147	86	(1,174)	279	455

Ending balance	$2,783	$4,698	$3,025	$2,825	$7,396	$4,111	$962	$25,800

Ending balance, individually evaluated for impairment	$2	$507	$11	$—	$76	$55	$15	$666

Ending balance, collectively evaluated for impairment	$2,781	$4,191	$3,014	$2,825	$7,320	$4,056	$947	$25,134

Loans:

Ending balance	$91,095	$172,854	$151,533	$173,529	$808,273	$553,924	$75,818	$2,027,026

Ending balance, individually evaluated for impairment	$1,593	$2,481	$656	$2,314	$3,707	$3,407	$15	$14,173

Ending balance, collectively evaluated for impairment	$89,502	$170,373	$150,877	$171,215	$804,566	$550,517	$75,803	$2,012,853

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30, 2014
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$4,062	$4,519	$2,961	$2,782	$6,621	$4,264	$651	$25,860
Charge-offs	(25)	(370)	(245)	—	(185)	(48)	(173)	(1,046)
Recoveries	2	259	88	—	273	119	41	782
Provision	(1,003)	424	627	(33)	122	(596)	213	(246)

Ending balance	$3,036	$4,832	$3,431	$2,749	$6,831	$3,739	$732	$25,350

	Six Months Ended June 30, 2014
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(125)	(455)	(247)	—	(492)	(48)	(205)	$(1,572)
Recoveries	5	609	274	—	452	160	73	$1,573
Provision	304	(55)	486	192	(193)	(1,160)	225	$(201)

Ending balance	$3,036	$4,832	$3,431	$2,749	$6,831	$3,739	$732	$25,350

Ending balance, individually evaluated for impairment	$3	$11	$28	$15	$23	$14	$—	$94

Ending balance, collectively evaluated for impairment	$3,033	$4,821	$3,403	$2,734	$6,808	$3,725	$732	$25,256

Loans:

Ending balance	$85,204	$178,227	$110,677	$144,050	$736,863	$556,061	$75,943	$1,887,025

Ending balance, individually evaluated for impairment	$292	$2,585	$846	$387	$4,087	$18,021	$—	$26,218

Ending balance, collectively evaluated for impairment	$84,912	$175,642	$109,831	$143,663	$732,776	$538,040	$75,943	$1,860,807

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of June 30, 2015 and December 31, 2014, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
June 30, 2015
Grade:
Excellent	$1,305	$2,933	$—	$268
Good	11,606	30,228	6,590	21,724
Satisfactory	39,549	103,356	35,131	56,415
Monitor	11,359	20,168	9,321	2,775
Special Mention	24,886	11,261	3,772	14,481
Substandard	2,390	4,908	826	230
Total	$91,095	$172,854	$55,640	$95,893

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
June 30, 2015
Grade:
Excellent	$2,824	$450	$—	$6,836
Good	32,412	21,035	3,089	71,593
Satisfactory	108,897	592,013	101,898	123,004
Monitor	17,318	46,404	4,149	34,824
Special Mention	8,746	15,654	2,287	5,641
Substandard	3,332	19,601	1,693	556
Total	$173,529	$695,157	$113,116	$242,454

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
June 30, 2015
Grade:
Excellent	$12,976	$—	$2,403	$29,995
Good	80,065	49	41,395	319,786
Satisfactory	181,456	20,568	10,632	1,372,919
Monitor	24,898	350	—	171,566
Special Mention	8,242	215	26	95,211
Substandard	3,833	180	—	37,549
Total	$311,470	$21,362	$54,456	$2,027,026

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of June 30, 2015 and December 31, 2014 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2015
Agricultural	$88	$9	$70	$167	$90,928	$91,095	$—
Commercial and financial	288	150	127	565	172,289	172,854	17
Real estate:
Construction, 1 to 4 family residential	309	503	173	985	54,655	55,640	—
Construction, land development and commercial	98	—	—	98	95,795	95,893	—
Mortgage, farmland	45	—	—	45	173,484	173,529	—
Mortgage, 1 to 4 family first liens	475	1,262	827	2,564	692,593	695,157	376
Mortgage, 1 to 4 family junior liens	115	12	19	146	112,970	113,116	19
Mortgage, multi-family	192	—	—	192	242,262	242,454	—
Mortgage, commercial	226	45	443	714	310,756	311,470	—
Loans to individuals	35	8	—	43	21,319	21,362	—
Obligations of state and political subdivisions	—	—	—	—	54,456	54,456	—
	$1,871	$1,989	$1,659	$5,519	$2,021,507	$2,027,026	$412

December 31, 2014
Agricultural	$310	$99	$—	$409	$97,236	$97,645	$—
Commercial and financial	397	14	1,048	1,459	$173,279	174,738	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	$45,949	45,949	—
Construction, land development and commercial	937	—	—	937	$76,083	77,020	—
Mortgage, farmland	753	—	—	753	$161,750	162,503	—
Mortgage, 1 to 4 family first liens	3,594	1,656	1,582	6,832	$665,842	672,674	348
Mortgage, 1 to 4 family junior liens	181	12	244	437	$109,847	110,284	—
Mortgage, multi-family	—	21	—	21	$245,192	245,213	—
Mortgage, commercial	359	557	34	950	$320,651	321,601	—
Loans to individuals	27	—	—	27	$21,315	21,342	—
Obligations of state and political subdivisions	—	—	—	—	55,729	55,729	—
	$6,558	$2,359	$2,908	$11,825	$1,972,873	$1,984,698	$348

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at June 30, 2015 and December 31, 2014, was as follows:

	June 30, 2015			December 31, 2014
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$70	$—	$1,523	$—	$—	$1,942
Commercial and financial	1,281	17	683	1,343	—	1,366
Real estate:
Construction, 1 to 4 family residential	173	—	359	—	—	431
Construction, land development and commercial	—	—	124	127	—	—
Mortgage, farmland	—	—	2,314	—	—	2,220
Mortgage, 1 to 4 family first liens	1,768	376	1,331	1,912	348	1,199
Mortgage, 1 to 4 family junior liens	186	19	27	369	—	—
Mortgage, multi-family	249	—	—	55	—	5,470
Mortgage, commercial	1,442	—	1,674	2,275	—	1,712
Loans to individuals	—	—	—	—	—	—
	$5,169	$412	$8,035	$6,081	$348	$14,340

(1)	There were $2.34 million and $2.14 million of TDR loans included within nonaccrual loans as of June 30, 2015 and December 31, 2014, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.06 million from December 31, 2014 to June 30, 2015 due to an increase in the number of loans past due greater than 90 days. As of June 30, 2015 there were 6 accruing loans past due 90 days or more. The average accruing loans past due as of June 30, 2015 are $0.07 million. The average accruing loans past due 90 days or more as of December 31, 2014 was $0.07 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	8	$1,524	$471	9	$1,942	$272
Commercial and financial	9	1,646	158	13	2,202	53
Real estate:
Construction, 1 to 4 family residential	3	532	29	3	431	111
Construction, land development and commercial	1	124	—	1	127	—
Mortgage, farmland	5	2,314	—	4	2,220	—
Mortgage, 1 to 4 family first liens	14	1,612	—	11	1,467	—
Mortgage, 1 to 4 family junior liens	2	40	—	1	225	65
Mortgage, multi-family	1	71	—	2	5,470	—
Mortgage, commercial	10	2,511	—	8	2,398	—
Loans to individuals	—	—	—	—	—	—
	53	$10,374	$658	52	$16,482	$501

The following is a summary of TDR loans that were modified during the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	2	$234	$118	5	$394	$278
Commercial and financial	—	—	—	1	191	177
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—	—
Mortgage, farmland	—	—	—	3	644	531
Mortgage, 1 to 4 family first lien	3	107	107	4	264	264
Mortgage, 1 to 4 family junior liens	1	15	15	2	42	42
Mortgage, multi-family	1	71	71	1	71	71
Mortgage, commercial	1	44	44	2	222	190
	8	$471	$355	18	$1,828	$1,553

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.66 million in additional borrowings to restructured loan customers as of June 30, 2015.  The Company had commitments to lend $0.50 million in additional borrowings to restructured loan customers as of December 31, 2014.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were $0.28 million and $0.00 million of TDR loans that were in payment default (defined as past due 90 days or more) as of June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015, TDR loans in payment default consisted of a $0.17 million 1 to 4 family residential construction loan and a $0.11 million commercial real estate mortgage loan.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three and six months ended June 30, 2015 is as follows:

	June 30, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,487	$1,629	$—	$1,703	$20	$1,595	$37
Commercial and financial	1,388	2,029	—	1,450	1	1,489	3
Real estate:
Construction, 1 to 4 family residential	189	189	—	173	1	139	2
Construction, land development and commercial	124	219	—	125	1	126	3
Mortgage, farmland	2,314	2,427	—	2,323	27	2,346	55
Mortgage, 1 to 4 family first liens	2,786	3,450	—	2,875	13	2,958	26
Mortgage, 1 to 4 family junior liens	186	626	—	263	—	271	—
Mortgage, multi-family	178	235	—	183	—	185	—
Mortgage, commercial	2,427	3,894	—	2,428	12	2,512	24
Loans to individuals	—	20	—	—	—	—	—
	$11,079	$14,718	$—	$11,523	$75	$11,621	$150

With an allowance recorded:
Agricultural	$106	$106	$2	$108	$1	$108	$2
Commercial and financial	1,093	1,390	507	1,266	14	1,289	35
Real estate:
Construction, 1 to 4 family residential	343	354	11	343	2	343	4
Construction, land development and commercial	—	—	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—	—	—
Mortgage, 1 to 4 family first liens	689	734	70	710	9	710	21
Mortgage, 1 to 4 family junior liens	46	46	6	46	1	46	1
Mortgage, multi-family	71	109	7	71	—	91	—
Mortgage, commercial	731	731	48	734	9	738	20
Loans to individuals	15	15	15	11	—	9	1
	$3,094	$3,485	$666	$3,289	$36	$3,334	$84

Total:
Agricultural	$1,593	$1,735	$2	$1,811	$21	$1,703	$39
Commercial and financial	2,481	3,419	507	2,716	15	2,778	38
Real estate:
Construction, 1 to 4 family residential	532	543	11	516	3	482	6
Construction, land development and commercial	124	219	—	125	1	126	3
Mortgage, farmland	2,314	2,427	—	2,323	27	2,346	55
Mortgage, 1 to 4 family first liens	3,475	4,184	70	3,585	22	3,668	47
Mortgage, 1 to 4 family junior liens	232	672	6	309	1	317	1
Mortgage, multi-family	249	344	7	254	—	276	—
Mortgage, commercial	3,158	4,625	48	3,162	21	3,250	44
Loans to individuals	15	35	15	11	—	9	1
	$14,173	$18,203	$666	$14,812	$111	$14,955	$234

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans decreased $7.15 million from December 31, 2014 to June 30, 2015.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 0.68% of loans held for investment as of June 30, 2015 and 1.05% as of December 31, 2014.  The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $.91 million and a decrease in TDR loans of $6.31 million from December 31, 2014 to June 30, 2015.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2015 are as follows:

	June 30, 2015
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$27,969	$27,969	$27,969	$—	$—
Investment securities	256,589	256,589	—	256,589	—
Loans held for sale	7,198	7,198	—	7,198	—
Loans
Agricultural	88,312	88,365	—	—	88,365
Commercial and financial	168,156	168,634	—	—	168,634
Real estate:
Construction, 1 to 4 family residential	54,572	54,613	—	—	54,613
Construction, land development and commercial	93,936	93,887	—	—	93,887
Mortgage, farmland	170,704	170,353	—	—	170,353
Mortgage, 1 to 4 family first liens	688,909	691,027	—	—	691,027
Mortgage, 1 to 4 family junior liens	111,968	117,579	—	—	117,579
Mortgage, multi-family	240,966	243,702	—	—	243,702
Mortgage, commercial	308,847	307,863	—	—	307,863
Loans to individuals	20,836	20,806	—	—	20,806
Obligations of state and political subdivisions	54,020	53,688	—	—	53,688
Accrued interest receivable	8,919	8,919	—	8,919	—
Total financial instrument assets	$2,301,901	$2,311,192	$27,969	$272,706	$2,010,517
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$292,211	$292,211	$—	$292,211	$—
Interest-bearing deposits	1,527,379	1,529,239	—	1,529,239	—
Other borrowings	58,725	58,725	—	58,725	—
Federal Home Loan Bank borrowings	170,000	175,025	—	175,025	—
Interest rate swaps	3,048	3,048	—	3,048	—
Accrued interest payable	825	825	—	825	—
Total financial instrument liabilities	$2,052,188	$2,059,073	$—	$2,059,073	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$378,755	$—	$—	$—	$—
Letters of credit	8,726	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$387,481	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2015.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$22,549	$—	$22,549
State and political subdivisions	—	153,556	—	153,556
Other securities (FHLB, FHLMC and FNMA)	—	70,839	—	70,839
Derivative Financial Instruments
Interest rate swaps	$—	(3,048)	$—	(3,048)
Total	$—	$243,896	$—	$243,896

	December 31, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$22,333	$—	$22,333
State and political subdivisions	—	168,968	—	168,968
Other securities (FHLB, FHLMC and FNMA)	—	67,691	—	67,691
Derivative Financial Instruments
Interest rate swaps	—	(2,796)	—	(2,796)
Total	$—	$256,196	$—	$256,196

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2015 and the year ended December 31, 2014.

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

	June 30, 2015				Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,379	$1,379	$116	$116
Commercial and financial	—	—	1,281	1,281	28	28
Real Estate:
Construction, 1 to 4 family residential	—	—	332	332	—	61
Construction, land development and commercial	—	—	—	—	—	—
Mortgage, farmland	—	—	2,314	2,314	—	—
Mortgage, 1 to 4 family first liens	—	—	2,484	2,484	81	335
Mortgage, 1 to 4 family junior liens	—	—	207	207	149	149
Mortgage, multi-family	—	—	243	243	—	38
Mortgage, commercial	—	—	1,288	1,288	—	140
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	494	494	10	40
Total	$—	$—	$10,022	$10,022	$384	$907

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2016.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 817,453 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2015.  Of these 817,453 shares, 20,031 shares were purchased during the quarter ended June 30, 2015, at an average price per share of $41.86.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $73.64 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$42,677	$40,484
Credit cards	48,767	46,573
Commercial, real estate and home construction	106,010	81,613
Commercial lines and real estate purchase loans	181,301	165,430
Outstanding letters of credit	8,726	12,437

Note 9.	Income Taxes

Federal income tax expense for the six months ended June 30, 2015 and 2014 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2014, 2013, and 2012 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2014, 2013, and 2012 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2015  and December 31, 2014 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2015, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2016.

Income taxes as a percentage of income before taxes were 30.23% for the six months ended June 30, 2015 and 28.60% for the same period in 2014.  The increase in the effective tax rate is due to a decrease in the amount of low-income housing tax credits earned by the Company in 2015.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $3.05 million of collateral as of June 30, 2015.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of June 30, 2015 and December 31, 2014:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
June 30, 2015
Interest rate swap	$25,000	$(1,140)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,908)	Other Liabilities	11/7/2023

December 31, 2014
Interest rate swap	$25,000	$(864)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,932)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges as of June 30, 2015 and December 31, 2014:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
June 30, 2015
Interest rate swap	$(170)	Interest Expense	$—	Other Income	$—
Interest rate swap	15	Interest Expense	—	Other Income	—

December 31, 2014
Interest rate swap	$(754)	Interest Expense	$—	Other Income	$—
Interest rate swap	(1,448)	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of June 30, 2015 and December 31, 2014 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At June 30, 2015, the Bank has eighteen full-service locations.

Net income for the six month period ended June 30, 2015 was $14.85 million compared to $13.93 million for the same six months of 2014, an increase of 6.64%.  The $0.92 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first six months of 2015 are an increase in net interest income of $3.22 million and an increase in noninterest income of $1.13 million.  These changes were offset by an increase in income tax expense of $0.86 million, an increase in noninterest expenses of $1.91 million, and an increase in the provision for loan losses of $0.66 million.

The Company achieved a return on average assets of 1.22% and a return on average equity of 11.09% for the twelve months ended June 30, 2015, compared to the twelve months ended June 30, 2014, which were 1.22% and 11.22%, respectively.  Dividends of $0.625 per share were paid in January 2015 to 2,284 shareholders.  The 2014 dividend was $0.575 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.53% for the six months ended June 30, 2015 compared to 3.48% for the same six months of 2014.  Average earning assets were $2.245 billion in 2015 and $2.090 billion in 2014.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of June 30, 2015 for the Company included the following:

•	Total assets were $2.371 billion, an increase of $36.32 million since December 31, 2014.

•	Cash and cash equivalents were $27.97 million, a decrease of $1.21 million since December 31, 2014.

•	Net loans were $2.009 billion, an increase of $43.30 million since December 31, 2014. Loans held for sale increased $2.72 million since December 31, 2014.

•	Deposits decreased $15.48 million since December 31, 2014.

•	Federal Home Loan Bank borrowings increased $30.00 million since December 31, 2014.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

The following table sets forth the composition of the loan portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$91,095	4.49%	$97,645	4.92%
Commercial and financial	172,854	8.53	174,738	8.80
Real estate:
Construction, 1 to 4 family residential	55,640	2.74	45,949	2.32
Construction, land development and commercial	95,893	4.73	77,020	3.88
Mortgage, farmland	173,529	8.56	162,503	8.19
Mortgage, 1 to 4 family first liens	695,157	34.30	672,674	33.89
Mortgage, 1 to 4 family junior liens	113,116	5.58	110,284	5.56
Mortgage, multi-family	242,454	11.96	245,213	12.36
Mortgage, commercial	311,470	15.37	321,601	16.20
Loans to individuals	21,362	1.05	21,342	1.08
Obligations of state and political subdivisions	54,456	2.69	55,729	2.81
	$2,027,026	100.00%	$1,984,698	100.00%
Net unamortized fees and costs	724		691
	$2,027,750		$1,985,389
Less allowance for loan losses	25,800		24,020
	$2,001,950		$1,961,369

Index

HILLS BANCORPORATION

Loan demand has been steady and is expected to remain steady or increase throughout the year ending December 31, 2015 and into 2016.  As indicated above growth in the construction, farmland and 1 to 4 family real estate loans have been primarily responsible for the increase in total loans.  Management expects overall portfolio loan growth to increase as a result of general improvement in market conditions resulting in increased loan demand.

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by type of loans and the percentage in each category to total loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,783	10.79%	4.49%	$2,515	10.47%	4.92%
Commercial and financial	4,698	18.20	8.53	4,231	17.61	8.80
Real estate:
Construction, 1 to 4 family residential	1,068	4.14	2.74	810	3.37	2.32
Construction, land development and commercial	1,957	7.59	4.73	1,431	5.96	3.88
Mortgage, farmland	2,825	10.95	8.56	2,672	11.12	8.19
Mortgage, 1 to 4 family first liens	6,248	24.21	34.30	6,268	26.11	33.88
Mortgage, 1 to 4 family junior liens	1,148	4.45	5.58	1,151	4.79	5.56
Mortgage, multi-family	1,488	5.77	11.96	1,490	6.20	12.36
Mortgage, commercial	2,623	10.17	15.37	2,705	11.26	16.20
Loans to individuals	526	2.04	1.05	299	1.24	1.08
Obligations of state and political subdivisions	436	1.69	2.69	448	1.87	2.81
	$25,800	100.00%	100.00%	$24,020	100.00%	100.00%

The allowance for loan losses totaled $25.80 million at June 30, 2015 compared to $24.02 million at December 31, 2014.  The percentage of the allowance to outstanding loans was 1.27% and 1.21% at June 30, 2015 and December 31, 2014, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2015 is the result of an increase in net loans and a change in the composition and allocation of loans within credit quality ratings.

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

Management has determined that the allowance for loan losses was appropriate at June 30, 2015, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Investment securities available for sale held by the Company decreased by $12.05 million from December 31, 2014 to June 30, 2015.  The fair value of securities available for sale was $1.48 million more than the amortized cost of such securities as of June 30, 2015.  At December 31, 2014, the fair value of the securities available for sale was $2.07 million more than the amortized cost of such securities.

Deposits decreased $15.48 million in the first six months of 2015. Repurchase agreements increased $11.23 million and Federal Home Loan Bank borrowings increased $30.00 million since December 31, 2014.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $60.54 million as of June 30, 2015 with an average rate of 0.33%.  Brokered deposits were $64.49 million as of December 31, 2014 with an average interest rate of 0.39%.  As of June 30, 2015 and December 31, 2014, brokered deposits were 3.33% and 3.51% of total deposits, respectively.

Dividends and Equity

In January 2015, Hills Bancorporation paid a dividend of $5.85 million or $0.625 per share.  The dividend was $0.575 per share in January 2014.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2015 totaled $262.92 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

June 30, 2015
Common equity tier 1 capital ratio	14.78%
Tier 1 capital ratio	14.78%
Total capital ratio	16.04%
Leverage ratio	12.59%

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2015 and 2014

Net Income Overview

Net income increased $0.92 million for the six months ended June 30, 2015 compared to the first six months of 2014.  Total net income was $14.85 million in 2015 and $13.93 million in the comparable period in 2014, an increase of 6.64%.  The changes in net income in 2015 from the first six months of 2014 were primarily the result of the following:

•	Net interest income increased by $3.22 million, before provision expense, as a result of growth in the volume of earning assets and reductions in interest expense.

•	The provision for loan losses increased by $0.66 million.

•	Noninterest income increased by $1.13 million.

•	Noninterest expenses increased by $1.91 million.

•	Income tax expense increased by $0.86 million.

For the six month period ended June 30, 2015 and June 30, 2014 basic earning per share was $1.59 and $1.48, respectively. Diluted earnings per share was $1.59 for the six months ended June 30, 2015 compared to $1.48 for the same period in 2014.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $37.95 million for the first six months of 2015 was derived from the Company’s $2.245 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.53%.  Average earning assets in the six months ended June 30, 2014 were $2.090 billion and the tax-equivalent net interest margin was 3.48%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $1.12 million change in income before income taxes in the six month period ended June 30, 2015.  Net interest income for the Company increased as a result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  The Company expects net interest compression to continue to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.009 billion at June 30, 2015.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was an expense of $0.46 million in 2015 compared to a reduction of expense of $0.20 million in 2014.  The Company believes that the provision for loan losses will remain stable for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio offset by continued improvement in credit quality.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $6.44 million and $5.58 million for the six months ended June 30, 2015 and 2014, respectively.  Income taxes as a percentage of income before taxes were 30.23% in 2015 and 28.60% in 2014.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2015 and 2014

Net Interest Income

Net interest income increased for the six months ended June 30, 2015 compared to the comparable period in 2014.  The increase was as a result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first six months of 2015 was 3.53% compared to 3.48% in 2014 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2015 compared to the comparable period in 2014 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$147,812	(0.03)%	$4,680	$(1,759)	$2,921
Taxable securities	2,137	0.07	40	6	46
Nontaxable securities	13,485	(0.31)	235	(254)	(19)
Federal funds sold	(8,583)	—	(11)	—	(11)
	$154,851		$4,944	$(2,007)	$2,937

Interest expense:
Interest-bearing demand deposits	$55,515	(0.01)%	$(44)	$19	$(25)
Savings deposits	42,939	(0.02)	(43)	48	5
Time deposits	(20,801)	(0.15)	156	381	537
Other borrowings	5,959	(0.02)	(18)	14	(4)
FHLB borrowings	14,718	(0.19)	(326)	137	(189)
Interest-bearing other liabilities	(49)	0.60	—	(8)	(8)
	$98,281		$(275)	$591	$316
Change in net interest income			$4,669	$(1,416)	$3,253

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2015	2014
Yield on average interest-earning assets	4.19%	4.21%
Rate on average interest-bearing liabilities	0.84	0.92
Net interest spread	3.35%	3.29%
Effect of noninterest-bearing funds	0.18	0.19
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.53%	3.48%

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2015 and 2014

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met four times during the first six months of 2015.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2015, the rate indexes for the one, three and five year indexes were 0.29%, 1.07% and 1.71%, respectively.  The one year index increased 163.64% from 0.11% at June 30, 2014, the three year index increased 16.30% and the five year index decreased 1.79%.  The three year index was 0.92% and the five year index was 1.68% at June 30, 2014.  The targeted federal funds rate was 0.25% at June 30, 2015 and 2014.  The Company anticipates possible increases in short term and long term rates in the indexes for 2015.

Provision for Loan Losses

The provision for loan losses was an expense of $0.46 million in 2015 compared to a reduction of expense of $0.20 million in 2014, an expense increase of $0.66 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The increase in expense in 2015 is the result of an increase in net loans and a change in the composition and allocation of loans within credit quality ratings.

The allowance for loan losses increased $1.78 million during the first six months of 2015.  In the first six months of 2015, there was an increase of $0.46 million due to the volume and composition of loans outstanding and a $1.32 million increase in the amount allocated to the allowance due to credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2015 and 2014, recoveries were $3.04 million and $1.57 million, respectively; and charge-offs were $1.72 million in 2015 and $1.57 million in 2014.  The allowance for loan losses totaled $25.80 million at June 30, 2015 compared to $24.02 million at December 31, 2014.  The allowance represented 1.27% and 1.21% of loans held for investment at June 30, 2015 and December 31, 2014.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2015 and 2014

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$748	$300	$448	149.33%
Trust fees	3,248	2,899	349	12.04
Service charges and fees	4,027	3,849	178	4.62
Rental revenue on tax credit real estate	904	735	169	22.99
Net gain on sale of other real estate owned and other repossessed assets	117	240	(123)	(51.25)
Other noninterest income	1,452	1,345	107	7.96
	$10,496	$9,368	$1,128	12.04

Loans originated for sale in the first six months of 2015 totaled $90.67 million compared to $49.19 million in the same period in 2014, an increase of 84.32%.  In the six months ended June 30, 2015 and 2014, the net gain on sale of loans was $0.75 million and $0.30 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.12 million to a net gain of $0.12 million for the six months ended June 30, 2015.  The total net gain on sale of other real estate owned for the six months ended consisted of a $0.16 million net gain on the sale of 8 properties offset by a $0.04 million fair market value adjustment on 3 properties.  During the same period in 2014, the gain consisted of a $0.26 million net gain on sale of 3 properties offset by a $0.02 million fair market value adjustment on one property.

Trust fees increased $0.35 million in the six months ended June 30, 2015 as a result of assets under management increasing to $1.323 billion as of June 30, 2015 from $1.249 billion as of June 30, 2014 due to market conditions and new trust relationships.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2015 and 2014

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$13,575	$12,642	$933	7.38%
Occupancy	1,968	1,953	15	0.77
Furniture and equipment	2,607	2,473	134	5.42
Office supplies and postage	854	767	87	11.34
Advertising and business development	1,693	1,441	252	17.49
Outside services	3,433	3,208	225	7.01
Rental expenses on tax credit real estate	1,161	1,083	78	7.20
FDIC insurance assessment	573	541	32	5.91
Other noninterest expense	839	687	152	22.13
	$26,703	$24,795	$1,908	7.70

Advertising and business development expense increased $0.25 million in the first six months of 2015 compared to 2014 as a result of $0.31 million increase in business and product promotions.  Most other noninterest expense categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2015.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2015 and 2014

Net Income Overview

Net income increased $0.29 million for the three months ended June 30, 2015 compared to the same period in 2014.  Total net income was $7.47 million in 2015 and $7.18 million in the comparable period in 2014, an increase of 4.02%.  For the three month period ended June 30, 2015 and June 30, 2014 basic earning per share was $0.80 and $0.77, respectively. Diluted earnings per share was $0.80 for the three months ended June 30, 2015 compared to $0.77 for the same period in 2014.

Net Interest Income

Net interest income increased for the three months ended June 30, 2015 compared to the comparable period in 2014.  The increase was primarily the result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended June 30, 2015 was 3.57% compared to 3.49% in 2014 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2015 compared to the comparable period in 2014 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$138,764	—%	$2,330	$(773)	$1,557
Taxable securities	3,797	0.08	23	7	30
Nontaxable securities	8,374	(0.26)	73	(103)	(30)
Federal funds sold	(9,476)	—	(6)	—	(6)
	$141,459		$2,420	$(869)	$1,551

Interest expense:
Interest-bearing demand deposits	$48,983	—%	$(18)	$(4)	$(22)
Savings deposits	35,555	—	(16)	1	(15)
Time deposits	(20,274)	(0.14)	75	174	249
Short-term borrowings	3,617	(0.01)	(6)	5	(1)
FHLB borrowings	17,500	(0.22)	(195)	82	(113)
Interest-bearing other liabilities	(45)	(0.51)	—	3	3
	$85,336		$(160)	$261	$101
Change in net interest income			$2,260	$(608)	$1,652

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2015 and 2014

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2015	2014
Yield on average interest-earning assets	4.21%	4.20%
Rate on average interest-bearing liabilities	0.83	0.90
Net interest spread	3.38%	3.30%
Effect of noninterest-bearing funds	0.19	0.19
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.57%	3.49%

Provision for Loan Losses

The provision for loan losses was an expense of $0.52 million in 2015 compared to a reduction of expense of $0.25 million in 2014, an expense increase of $0.77 million. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses increased $1.44 million during the three months ended June 30, 2015.  In the three months ended June 30, 2015, there was an increase of $0.80 million due to the volume and composition of loans outstanding and a $0.64 million increase in the amount allocated to the allowance due to credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2015 and 2014, recoveries were $1.87 million and $0.78 million, respectively; and charge-offs were $0.95 million in 2015 and $1.05 million in 2014.  The allowance for loan losses totaled $25.80 million at June 30, 2015 compared to $24.02 million at December 31, 2014.  The allowance represented 1.27% and 1.21% of loans held for investment at June 30, 2015 and December 31, 2014, respectively.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2015 and 2014

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$440	$189	$251	132.80%
Trust fees	1,679	1,439	240	16.68
Service charges and fees	2,081	2,012	69	3.43
Rental revenue on tax credit real estate	393	378	15	3.97
Net gain on sale of other real estate owned and other reposessed assets	110	168	(58)	(34.52)
Other noninterest income	803	761	42	5.52
	$5,506	$4,947	$559	11.30

In the three months ended June 30, 2015 and 2014, the net gain on sale of loans was $0.44 million and $0.19 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.24 million in the six months ended June 30, 2015 as a result of assets under management increasing to $1.323 billion as of June 30, 2015 from $1.249 billion as of June 30, 2014 due to market conditions and new trust relationships.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$6,924	$6,385	$539	8.44%
Occupancy	953	944	9	0.95
Furniture and equipment	1,309	1,242	67	5.39
Office supplies and postage	413	385	28	7
Advertising and business development	919	813	106	13.04
Outside services	1,619	1,673	(54)	(3.23)
Rental expenses on tax credit real estate	559	553	6	1.08
FDIC insurance assessment	284	271	13	4.80
Other noninterest expense	524	271	253	93.36
	$13,504	$12,537	$967	7.71

Advertising and business development expenses increased $0.11 million in the three months ended June 30, 2015 from their level for the comparable period in 2014 as a result of a increase of $0.12 in business promotions. Most other noninterest expense categories experienced marginal period-to-period increases for the three months ended June 30, 2015.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $3.38 million and $3.19 million for the three months ended June 30, 2015 and 2014, respectively.  Income taxes as a percentage of income before taxes were 31.17% in 2015 and 30.75% in 2014.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.42% of the Company’s total assets at June 30, 2015 compared to 11.09% at December 31, 2014.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2015, the Company had borrowed $170.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $448.81 million at June 30, 2015.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $191.77 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2015.

As of June 30, 2015, investment securities with a carrying value of $62.28 million were pledged to collateralize public and trust deposits, repurchase agreements, derivative financial instruments, and other borrowings.  As of December 31, 2014, investment securities with a carrying value of $68.12 million were pledged.

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

Index

HILLS BANCORPORATION

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	9,572	$41.75	811,722	688,278
May 1 to May 31	723	42.25	812,445	687,555
June 1 to June 30	5,008	42.50	817,453	682,547
Total	15,303	$42.17	817,453	682,547

(1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors authorized the 2005 Stock Repurchase Program through December 31, 2016. The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors. The Board reviews the overall results of the 2005 Stock Repurchase Program on a quarterly basis.

During the first six months of 2015, the Company issued 2,844 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued to officers of the company for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation of Hills Bancorporation, as amended, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q files with the Commission on May 6, 2015.
3.2	Amended and Restated By-laws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on March 11, 2015.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

HILLS BANCORPORATION

Date:	August 6, 2015	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	August 6, 2015	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2015

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2015 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	58-59

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	60