Form 10-Q
period 2015-09-30
HILLS BANCORPORATION
filed 2015-11-04
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Index

SHARES OUTSTANDING
CLASS	October 31, 2015

Common Stock, no par value	9,335,704

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Cash and cash equivalents	$33,985	$29,174
Investment securities available for sale at fair value (amortized cost September 30, 2015 $244,975; December 31, 2014 $256,920)	247,485	258,992
Stock of Federal Home Loan Bank	9,641	8,248
Loans held for sale	4,395	4,476
Loans, net of allowance for loan losses (September 30, 2015 $25,480; December 31, 2014 $24,020)	2,051,349	1,961,369
Property and equipment, net	33,694	29,071
Tax credit real estate	16,593	17,259
Accrued interest receivable	9,700	8,276
Deferred income taxes, net	11,527	9,938
Other real estate	573	1,213
Goodwill	2,500	2,500
Other assets	3,563	3,802
Total Assets	$2,425,005	$2,334,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$297,676	$288,718
Interest-bearing deposits	1,591,300	1,546,351
Total deposits	$1,888,976	$1,835,069
Other borrowings	36,124	47,499
Federal Home Loan Bank borrowings	170,000	140,000
Accrued interest payable	750	902
Other liabilities	25,098	20,749
Total Liabilities	$2,120,948	$2,044,219

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$35,930	$34,571

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued September 30, 2015 10,184,227 shares; December 31, 2014 10,177,854 shares	$—	$—
Paid in capital	43,395	42,925
Retained earnings	288,604	271,924
Accumulated other comprehensive loss	(1,343)	(448)
Unearned ESOP shares	(504)	(504)
Treasury stock at cost (September 30, 2015 851,132 shares; December 31, 2014 797,422 shares)	(26,095)	(23,798)
Total Stockholders' Equity	$304,057	$290,099
Less maximum cash obligation related to ESOP shares	35,930	34,571
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$268,127	$255,528
Total Liabilities & Stockholders' Equity	$2,425,005	$2,334,318

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$22,159	$20,676	$65,139	$60,775
Investment securities:
Taxable	321	275	907	815
Nontaxable	813	840	2,473	2,513
Federal funds sold	2	3	17	29
Total interest income	$23,295	$21,794	$68,536	$64,132
Interest expense:
Deposits	$1,973	$2,245	$6,247	$7,036
Short-term borrowings	55	50	114	97
FHLB borrowings	1,686	1,409	4,647	4,181
Total interest expense	$3,714	$3,704	$11,008	$11,314
Net interest income	$19,581	$18,090	$57,528	$52,818
Provision for loan losses	(95)	(1,008)	360	(1,209)
Net interest income after provision for loan losses	$19,676	$19,098	$57,168	$54,027
Noninterest income:
Net gain on sale of loans	$396	$338	$1,144	$638
Trust fees	1,672	1,595	4,920	4,494
Service charges and fees	2,124	2,152	6,151	6,001
Rental revenue on tax credit real estate	392	377	1,296	1,112
Net gain on sale of other real estate owned and other repossessed assets	22	186	139	426
Other noninterest income	612	599	2,064	1,944
	$5,218	$5,247	$15,714	$14,615

Noninterest expenses:
Salaries and employee benefits	$7,125	$6,400	$20,700	$19,042
Occupancy	919	947	2,887	2,900
Furniture and equipment	1,304	1,212	3,911	3,685
Office supplies and postage	457	390	1,311	1,157
Advertising and business development	854	775	2,547	2,216
Outside services	1,770	1,773	5,203	4,981
Rental expenses on tax credit real estate	558	552	1,719	1,635
FDIC insurance assessment	293	282	866	823
Other noninterest expense	392	490	1,231	1,177
	$13,672	$12,821	$40,375	$37,616
Income before income taxes	$11,222	$11,524	$32,507	$31,026
Income taxes	3,537	3,625	9,972	9,202
Net income	$7,685	$7,899	$22,535	$21,824

Earnings per share:
Basic	$0.82	$0.85	$2.41	$2.33
Diluted	$0.82	$0.84	$2.41	$2.32

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$7,685	$7,899	$22,535	$21,824

Other comprehensive income (loss)
Securities:
Net change in unrealized gain on securities available for sale	$1,026	$26	$438	$851
Reclassification adjustment for net gains realized in net income	—	—	—	—
Income taxes	(392)	(10)	(167)	(325)
Other comprehensive income on securities available for sale	$634	$16	$271	$526
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	$(1,637)	$(37)	$(1,889)	$(2,216)
Income taxes	626	14	723	847
Other comprehensive loss on cash flow hedges	$(1,011)	$(23)	$(1,166)	$(1,369)

Other comprehensive loss, net of tax	$(377)	$(7)	$(895)	$(843)

Comprehensive income	$7,308	$7,892	$21,640	$20,981

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2013	$42,194	$250,370	$1,591	$(1,008)	$(19,784)	$(29,574)	$243,789
Issuance of 10,128 shares of common stock	266	—	—	—	—	—	266
Issuance of 3,234 shares of common stock under the employee stock purchase plan	121	—	—	—	—	—	121
Unearned restricted stock compensation	48	—	—	—	—	—	48
Forfeiture of 1,142 shares of common stock	(40)	—	—	—	—	—	(40)
Share-based compensation	21	—	—	—	—	—	21
Income tax benefit related to share-based compensation	50	—	—	—	—	—	50
Change related to ESOP shares	—	—	—	—	—	(2,926)	(2,926)
Net income	—	21,824	—	—	—	—	21,824
Cash dividends ($0.575 per share)	—	(5,420)	—	—	—	—	(5,420)
Purchase of 88,164 shares of common stock	—	—	—	—	(3,421)	—	(3,421)
Other comprehensive loss	—	—	(843)	—	—	—	(843)
Balance, September 30, 2014	$42,660	$266,774	$748	$(1,008)	$(23,205)	$(32,500)	$253,469

Balance, December 31, 2014	$42,925	$271,924	$(448)	$(504)	$(23,798)	$(34,571)	$255,528
Issuance of 3,260 shares of common stock	136	—	—	—	—	—	136
Issuance of 4,155 shares of common stock under the employee stock purchase plan	172	—	—	—	—	—	172
Unearned restricted stock compensation	171	—	—	—	—	—	171
Forfeiture of 1,042 shares of common stock	(37)	—	—	—	—	—	(37)
Share-based compensation	21	—	—	—	—	—	21
Income tax benefit related to share-based compensation	7	—	—	—	—	—	7
Change related to ESOP shares	—	—	—	—	—	(1,359)	(1,359)
Net income	—	22,535	—	—	—	—	22,535
Cash dividends ($0.625 per share)	—	(5,855)	—	—	—	—	(5,855)
Purchase of 53,710 shares of common stock	—	—	—	—	(2,297)	—	(2,297)
Other comprehensive loss	—	—	(895)	—	—	—	(895)
Balance, September 30, 2015	$43,395	$288,604	$(1,343)	$(504)	$(26,095)	$(35,930)	$268,127

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$22,535	$21,824
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,055	1,916
Provision for loan losses	360	(1,209)
Share-based compensation	21	21
Forfeiture of common stock	(37)	(40)
Compensation expensed through issuance of common stock	308	286
Excess tax benefits from share-based compensation	(7)	(50)
Provision for deferred income taxes	(1,033)	37
Net gain on sale of other real estate owned and other repossessed assets	(139)	(426)
Increase in accrued interest receivable	(1,424)	(1,304)
Amortization of discount on investment securities, net	498	654
Decrease in other assets	246	222
Increase in accrued interest payable and other liabilities	2,479	2,845
Loans originated for sale	(133,522)	(80,798)
Proceeds on sales of loans	134,747	83,879
Net gain on sales of loans	(1,144)	(638)
Net cash and cash equivalents provided by operating activities	$25,943	$27,219

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$45,901	$46,252
Purchases of investment securities available for sale	(35,847)	(51,434)
Loans made to customers, net of collections	(90,695)	(113,409)
Proceeds on sale of other real estate owned and other repossessed assets	1,134	1,609
Purchases of property and equipment	(6,678)	(703)
Income from tax credit real estate, net	666	682
Net cash and cash equivalents used in investing activities	$(85,519)	$(117,003)

Cash Flows from Financing Activities
Net increase in deposits	$53,907	$129,619
Net decrease in other borrowings	(11,375)	(5,983)
Net increase in FHLB borrowings	30,000	—
Borrowings from FRB	4	—
Payments on FRB borrowings	(4)	—
Stock options exercised	—	101
Excess tax benefits related to share-based compensation	7	50
Purchase of treasury stock	(2,297)	(3,421)
Dividends paid	(5,855)	(5,420)
Net cash and cash equivalents provided by financing activities	$64,387	$114,946

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2015	2014
Increase in cash and cash equivalents	$4,811	$25,162
Cash and cash equivalents:
Beginning of year	29,174	43,702
End of period	$33,985	$68,864

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$6,399	$7,232
Interest paid on other obligations	4,761	4,278
Income taxes paid	10,072	8,072

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$1,359	$2,926
Transfers to other real estate owned	355	1,726
Sale and financing of other real estate owned	452	242

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

Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2014 filed with the Securities Exchange Commission on March 11, 2015.  The consolidated balance sheet as of December 31, 2014, has been derived from the audited consolidated financial statements for that period.

The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards:

In May 2014, The FASB and International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For financial institutions, significant changes are not expected given that most financial instruments are not in the scope of the accounting standard update. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 deferring the effective date for annual periods and interim periods within those annual periods after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently reviewing the provisions of this standard to determine the application to financial institutions.

In February 2015, the FASB issued ASU No. 2015-02 (Topic 810), Consolidation. The ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIE) or voting interest entities (VOE). The standard relaxes existing criteria for determining when fees paid to a decision maker or service provider do not represent a variable interest by focusing on whether those fees are "at market". The ASU eliminates both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership. For public companies, ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently reviewing the provisions of this standard to determine the impact on the Company's financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has determined that the adoption of ASU 2015-03 will not have a material impact on the Company's financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The adoption of ASU 2015-05 by the Company is not expected to have a material impact.

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

On March 24, 2015, the Company declared a payment of a 2-for-1 stock split of each issued and unissued share of the Company's common stock outstanding as of April 27, 2015. The additional shares were issued as a result of the stock split and were mailed to the shareholders as of May 4, 2015. All shares and earnings per share numbers have been restated for the stock split.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common shares outstanding at the beginning of the period	9,351,859	9,393,182	9,365,176	9,423,990
Weighted average number of net shares redeemed	(10,342)	(21,346)	(11,936)	(24,980)
Weighted average shares outstanding (basic)	9,341,517	9,371,836	9,353,240	9,399,010
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	5,590	4,278	5,285	4,730
Weighted average number of shares (diluted)	9,347,107	9,376,114	9,358,525	9,403,740
Net income (In thousands)	$7,685	$7,899	$22,535	$21,824
Earnings per share:
Basic	$0.82	$0.85	$2.41	$2.33
Diluted	$0.82	$0.84	$2.41	$2.32

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$2,510	$2,072
Net unrealized loss on derivatives used for cash flow hedges	(4,685)	(2,796)
Tax effect	832	276
Net-of-tax amount	$(1,343)	$(448)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at September 30, 2015 and December 31, 2014 are summarized in the following table (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$22,643	9.15%	$22,333	8.62%
Other securities (FHLB, FHLMC and FNMA)	67,419	27.24	67,691	26.14
State and political subdivisions	157,423	63.61	168,968	65.24
Total securities available for sale	$247,485	100.00%	$258,992	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2015 or December 31, 2014. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of September 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2015:
U.S. Treasury	$22,385	$258	$—	$22,643
Other securities (FHLB, FHLMC and FNMA)	67,095	335	(11)	67,419
State and political subdivisions	155,495	2,210	(282)	157,423
Total	$244,975	$2,803	$(293)	$247,485
December 31, 2014:
U.S. Treasury	$22,351	$18	$(36)	$22,333
Other securities (FHLB, FHLMC and FNMA)	67,644	147	(100)	67,691
State and political subdivisions	166,925	2,499	(456)	168,968
Total	$256,920	$2,664	$(592)	$258,992

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2015, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$31,404	$31,517
Due after one year through five years	144,620	146,563
Due after five years through ten years	67,597	68,048
Due over ten years	1,354	1,357
Total	$244,975	$247,485

As of September 30, 2015 investment securities with a carrying value of $36.12 million were pledged to collateralize repurchase agreements, derivative financial instruments, and other borrowings.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2015 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

Other securities (FHLB, FHLMC and FNMA)	4	9,416	(11)	0.12	—	—	—	—	4	9,416	(11)	0.12

State and political subdivisions	105	23,698	(178)	0.75	27	5,861	(104)	1.77	132	29,559	(282)	0.95

Total temporarily impaired securities	109	$33,114	$(189)	0.57%	27	$5,861	$(104)	1.77%	136	$38,975	$(293)	0.75%

	Less than 12 months				12 months or more				Total
December 31, 2014 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	5	$12,396	$(36)	0.29%	—	$—	$—	—%	5	$12,396	$(36)	0.29%

Other securities (FHLB, FHLMC and FNMA)	10	24,382	(100)	0.41	—	—	—	—	10	24,382	(100)	0.41

State and political subdivisions	91	21,724	(124)	0.57	78	16,154	(332)	2.06	169	37,878	(456)	1.20

Total temporarily impaired securities	106	$58,502	$(260)	0.44%	78	$16,154	$(332)	2.06%	184	$74,656	$(592)	0.79%

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	September 30, 2015	December 31, 2014
	(Amounts In Thousands)
Agricultural	$93,533	$97,645
Commercial and financial	173,029	174,738
Real estate:
Construction, 1 to 4 family residential	54,706	45,949
Construction, land development and commercial	91,742	77,020
Mortgage, farmland	179,981	162,503
Mortgage, 1 to 4 family first liens	715,575	672,674
Mortgage, 1 to 4 family junior liens	115,657	110,284
Mortgage, multi-family	251,512	245,213
Mortgage, commercial	323,454	321,601
Loans to individuals	22,960	21,342
Obligations of state and political subdivisions	53,930	55,729
	$2,076,079	$1,984,698
Net unamortized fees and costs	750	691
	$2,076,829	$1,985,389
Less allowance for loan losses	25,480	24,020
	$2,051,349	$1,961,369

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and nine months ended September 30, 2015 were as follows:

	Three Months Ended September 30, 2015
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,783	$4,698	$3,025	$2,825	$7,396	$4,111	$962	$25,800
Charge-offs	(69)	(18)	(100)	—	(135)	(305)	(137)	(764)
Recoveries	32	318	40	—	92	4	53	539
Provision	117	(303)	(379)	107	70	320	(27)	(95)

Ending balance	$2,863	$4,695	$2,586	$2,932	$7,423	$4,130	$851	$25,480

	Nine Months Ended September 30, 2015
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Charge-offs	(325)	(334)	(247)	—	(803)	(486)	(287)	(2,482)
Recoveries	115	1,053	343	6	652	1,274	139	3,582
Provision	558	(255)	249	254	155	(853)	252	360

Ending balance	$2,863	$4,695	$2,586	$2,932	$7,423	$4,130	$851	$25,480

Ending balance, individually evaluated for impairment	$2	$471	$12	$—	$102	$50	$26	$663

Ending balance, collectively evaluated for impairment	$2,861	$4,224	$2,574	$2,932	$7,321	$4,080	$825	$24,817

Loans:

Ending balance	$93,533	$173,029	$146,448	$179,981	$831,232	$574,966	$76,890	$2,076,079

Ending balance, individually evaluated for impairment	$1,611	$2,364	$1,231	$2,298	$4,259	$3,069	$26	$14,858

Ending balance, collectively evaluated for impairment	$91,922	$170,665	$145,217	$177,683	$826,973	$571,897	$76,864	$2,061,221

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended September 30, 2014
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$3,036	$4,832	$3,431	$2,749	$6,831	$3,739	$732	$25,350
Charge-offs	—	(60)	—	—	(471)	—	(50)	(581)
Recoveries	60	258	37	—	244	99	41	739
Provision	(402)	(328)	(483)	(173)	497	(98)	(21)	(1,008)

Ending balance	$2,694	$4,702	$2,985	$2,576	$7,101	$3,740	$702	$24,500

	Nine Months Ended September 30, 2014
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(125)	(515)	(247)	—	(963)	(48)	(255)	$(2,153)
Recoveries	65	867	311	—	696	259	114	$2,312
Provision	(98)	(383)	3	19	304	(1,258)	204	$(1,209)

Ending balance	$2,694	$4,702	$2,985	$2,576	$7,101	$3,740	$702	$24,500

Ending balance, individually evaluated for impairment	$2	$10	$28	$21	$73	$11	$—	$145

Ending balance, collectively evaluated for impairment	$2,692	$4,692	$2,957	$2,555	$7,028	$3,729	$702	$24,355

Loans:

Ending balance	$86,243	$179,872	$119,824	$145,070	$766,209	$564,482	$76,264	$1,937,964

Ending balance, individually evaluated for impairment	$1,772	$2,737	$475	$2,267	$5,117	$17,847	$—	$30,215

Ending balance, collectively evaluated for impairment	$84,471	$177,135	$119,349	$142,803	$761,092	$546,635	$76,264	$1,907,749

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of September 30, 2015 and December 31, 2014, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
September 30, 2015
Grade:
Excellent	$1,803	$2,742	$—	$263
Good	11,212	33,727	2,810	10,841
Satisfactory	36,958	100,810	34,963	65,205
Monitor	14,695	20,543	10,777	2,721
Special Mention	26,050	10,846	5,331	10,179
Substandard	2,815	4,361	825	2,533
Total	$93,533	$173,029	$54,706	$91,742

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
September 30, 2015
Grade:
Excellent	$2,783	$439	$—	$6,747
Good	31,664	16,872	3,012	69,168
Satisfactory	106,512	616,904	104,706	144,510
Monitor	27,079	48,408	4,570	25,419
Special Mention	8,627	16,314	1,811	5,122
Substandard	3,316	16,638	1,558	546
Total	$179,981	$715,575	$115,657	$251,512

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
September 30, 2015
Grade:
Excellent	$12,733	$—	$2,385	$29,895
Good	83,272	77	40,960	303,615
Satisfactory	187,838	22,228	10,049	1,430,683
Monitor	27,690	286	518	182,706
Special Mention	7,910	195	18	92,403
Substandard	4,011	174	—	36,777
Total	$323,454	$22,960	$53,930	$2,076,079

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of September 30, 2015 and December 31, 2014 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2015
Agricultural	$263	$326	$—	$589	$92,944	$93,533	$—
Commercial and financial	688	1,182	172	2,042	170,987	173,029	—
Real estate:
Construction, 1 to 4 family residential	192	214	—	406	54,300	54,706	42
Construction, land development and commercial	—	123	79	202	91,540	91,742	79
Mortgage, farmland	420	—	—	420	179,561	179,981	—
Mortgage, 1 to 4 family first liens	655	841	1,322	2,818	712,757	715,575	305
Mortgage, 1 to 4 family junior liens	205	68	140	413	115,244	115,657	105
Mortgage, multi-family	51	—	—	51	251,461	251,512	—
Mortgage, commercial	190	541	105	836	322,618	323,454	—
Loans to individuals	102	68	—	170	22,790	22,960	—
Obligations of state and political subdivisions	—	—	—	—	53,930	53,930	—
	$2,766	$3,363	$1,818	$7,947	$2,068,132	$2,076,079	$531

December 31, 2014
Agricultural	$310	$99	$—	$409	$97,236	$97,645	$—
Commercial and financial	397	14	1,048	1,459	173,279	174,738	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	45,949	45,949	—
Construction, land development and commercial	937	—	—	937	$76,083	77,020	—
Mortgage, farmland	753	—	—	753	161,750	162,503	—
Mortgage, 1 to 4 family first liens	3,594	1,656	1,582	6,832	$665,842	672,674	348
Mortgage, 1 to 4 family junior liens	181	12	244	437	109,847	110,284	—
Mortgage, multi-family	—	21	—	21	$245,192	245,213	—
Mortgage, commercial	359	557	34	950	320,651	321,601	—
Loans to individuals	27	—	—	27	$21,315	21,342	—
Obligations of state and political subdivisions	—	—	—	—	55,729	55,729	—
	$6,558	$2,359	$2,908	$11,825	$1,972,873	$1,984,698	$348

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at September 30, 2015 and December 31, 2014, was as follows:

	September 30, 2015			December 31, 2014
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$—	$—	$1,611	$—	$—	$1,942
Commercial and financial	1,717	—	647	1,343	—	1,366
Real estate:
Construction, 1 to 4 family residential	173	42	468	—	—	431
Construction, land development and commercial	—	79	469	127	—	—
Mortgage, farmland	—	—	2,298	—	—	2,220
Mortgage, 1 to 4 family first liens	2,349	305	1,318	1,912	348	1,199
Mortgage, 1 to 4 family junior liens	155	105	27	369	—	—
Mortgage, multi-family	242	—	—	55	—	5,470
Mortgage, commercial	1,174	—	1,653	2,275	—	1,712
Loans to individuals	—	—	—	—	—	—
	$5,810	$531	$8,491	$6,081	$348	$14,340

(1)	There were $2.72 million and $2.14 million of TDR loans included within nonaccrual loans as of September 30, 2015 and December 31, 2014, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.02 million from December 31, 2014 to September 30, 2015 due to an increase in the number of loans past due greater than 90 days. As of September 30, 2015 there were 8 accruing loans past due 90 days or more. The average accruing loans past due as of September 30, 2015 are $0.07 million. The average accruing loans past due 90 days or more as of December 31, 2014 was $0.07 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	6	$1,610	$118	9	$1,942	$272
Commercial and financial	10	2,072	290	13	2,202	53
Real estate:
Construction, 1 to 4 family residential	3	641	18	3	431	111
Construction, land development and commercial	2	469	4	1	127	—
Mortgage, farmland	5	2,298	—	4	2,220	—
Mortgage, 1 to 4 family first liens	13	1,536	—	11	1,467	—
Mortgage, 1 to 4 family junior liens	2	38	—	1	225	65
Mortgage, multi-family	1	71	—	2	5,470	—
Mortgage, commercial	10	2,473	—	8	2,398	—
Loans to individuals	—	—	—	—	—	—
	52	$11,208	$430	52	$16,482	$501

The following is a summary of TDR loans that were modified during the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	—	$—	$—	5	$394	$278
Commercial and financial	1	486	486	2	677	663
Real estate:
Construction, 1 to 4 family residential	1	276	276	—	276	276
Construction, land development and commercial	1	350	350	—	350	350
Mortgage, farmland	—	—	—	3	644	531
Mortgage, 1 to 4 family first lien	—	—	—	4	264	264
Mortgage, 1 to 4 family junior liens	—	—	—	2	42	42
Mortgage, multi-family	—	—	—	1	71	71
Mortgage, commercial	—	—	—	2	222	190
	3	$1,112	$1,112	19	$2,940	$2,665

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.43 million in additional borrowings to restructured loan customers as of September 30, 2015.  The Company had commitments to lend $0.50 million in additional borrowings to restructured loan customers as of December 31, 2014.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were $0.00 million and $0.00 million of TDR loans that were in payment default (defined as past due 90 days or more) as of September 30, 2015 and December 31, 2014.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three and nine months ended September 30, 2015 is as follows:

	September 30, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,507	$1,669	$—	$1,462	$18	$1,569	$58
Commercial and financial	1,353	2,003	—	1,371	1	1,472	4
Real estate:
Construction, 1 to 4 family residential	192	192	—	190	2	140	2
Construction, land development and commercial	469	563	—	296	3	298	7
Mortgage, farmland	2,298	2,412	—	2,306	28	2,338	83
Mortgage, 1 to 4 family first liens	3,123	3,846	—	3,145	12	3,291	38
Mortgage, 1 to 4 family junior liens	120	414	—	122	—	132	—
Mortgage, multi-family	171	230	—	175	—	182	—
Mortgage, commercial	2,105	3,326	—	2,129	12	2,158	36
Loans to individuals	—	20	—	—	—	—	—
	$11,338	$14,675	$—	$11,196	$76	$11,580	$228

With an allowance recorded:
Agricultural	$104	$104	$2	$105	$1	$107	$3
Commercial and financial	1,011	1,011	471	1,044	7	1,072	23
Real estate:
Construction, 1 to 4 family residential	491	502	11	491	4	480	7
Construction, land development and commercial	79	79	1	79	1	77	3
Mortgage, farmland	—	—	—	—	—	—	—
Mortgage, 1 to 4 family first liens	849	879	93	854	7	856	21
Mortgage, 1 to 4 family junior liens	167	167	9	167	1	149	4
Mortgage, multi-family	71	109	7	71	—	91	—
Mortgage, commercial	722	722	43	726	9	734	27
Loans to individuals	26	26	26	20	1	14	1
	$3,520	$3,599	$663	$3,557	$31	$3,580	$89

Total:
Agricultural	$1,611	$1,773	$2	$1,567	$19	$1,676	$61
Commercial and financial	2,364	3,014	471	2,415	8	2,544	27
Real estate:
Construction, 1 to 4 family residential	683	694	11	681	6	620	9
Construction, land development and commercial	548	642	1	375	4	375	10
Mortgage, farmland	2,298	2,412	—	2,306	28	2,338	83
Mortgage, 1 to 4 family first liens	3,972	4,725	93	3,999	19	4,147	59
Mortgage, 1 to 4 family junior liens	287	581	9	289	1	281	4
Mortgage, multi-family	242	339	7	246	—	273	—
Mortgage, commercial	2,827	4,048	43	2,855	21	2,892	63
Loans to individuals	26	46	26	20	1	14	1
	$14,858	$18,274	$663	$14,753	$107	$15,160	$317

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans decreased $5.94 million from December 31, 2014 to September 30, 2015.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 0.71% of loans held for investment as of September 30, 2015 and 1.05% as of December 31, 2014.  The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $0.27 million and a decrease in TDR loans of $5.85 million from December 31, 2014 to September 30, 2015.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2015 are as follows:

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$33,985	$33,985	$33,985	$—	$—
Investment securities	257,126	257,126	—	257,126	—
Loans held for sale	4,395	4,395	—	4,395	—
Loans
Agricultural	90,670	90,740	—	—	90,740
Commercial and financial	168,334	168,794	—	—	168,794
Real estate:
Construction, 1 to 4 family residential	53,746	53,722	—	—	53,722
Construction, land development and commercial	90,116	90,077	—	—	90,077
Mortgage, farmland	177,049	177,168	—	—	177,168
Mortgage, 1 to 4 family first liens	709,309	708,961	—	—	708,961
Mortgage, 1 to 4 family junior liens	114,500	119,346	—	—	119,346
Mortgage, multi-family	249,974	252,792	—	—	252,792
Mortgage, commercial	320,862	320,030	—	—	320,030
Loans to individuals	22,514	22,491	—	—	22,491
Obligations of state and political subdivisions	53,525	53,313	—	—	53,313
Accrued interest receivable	9,700	9,700	—	9,700	—
Total financial instrument assets	$2,355,805	$2,362,640	$33,985	$271,221	$2,057,434
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$297,676	$297,676	$—	$297,676	$—
Interest-bearing deposits	1,591,300	1,592,144	—	1,592,144	—
Other borrowings	36,124	36,124	—	36,124	—
Federal Home Loan Bank borrowings	170,000	174,864	—	174,864	—
Interest rate swaps	4,685	4,685	—	4,685	—
Accrued interest payable	750	750	—	750	—
Total financial instrument liabilities	$2,100,535	$2,106,243	$—	$2,106,243	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$375,418	$—	$—	$—	$—
Letters of credit	8,959	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$384,377	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2015.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$22,643	$—	$22,643
State and political subdivisions	—	157,423	—	157,423
Other securities (FHLB, FHLMC and FNMA)	—	67,419	—	67,419
Derivative Financial Instruments
Interest rate swaps	$—	(4,685)	$—	(4,685)
Total	$—	$242,800	$—	$242,800

	December 31, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$22,333	$—	$22,333
State and political subdivisions	—	168,968	—	168,968
Other securities (FHLB, FHLMC and FNMA)	—	67,691	—	67,691
Derivative Financial Instruments
Interest rate swaps	—	(2,796)	—	(2,796)
Total	$—	$256,196	$—	$256,196

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

	September 30, 2015				Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,409	$1,409	$—	$116
Commercial and financial	—	—	1,251	1,251	11	39
Real Estate:
Construction, 1 to 4 family residential	—	—	440	440	100	161
Construction, land development and commercial	—	—	345	345	—	—
Mortgage, farmland	—	—	2,298	2,298	—	—
Mortgage, 1 to 4 family first liens	—	—	3,036	3,036	106	441
Mortgage, 1 to 4 family junior liens	—	—	175	175	3	152
Mortgage, multi-family	—	—	236	236	—	38
Mortgage, commercial	—	—	997	997	—	140
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	303	303	19	59
Total	$—	$—	$10,490	$10,490	$239	$1,146

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2016.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 851,132 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2015.  Of these 851,132 shares, 33,679 shares were purchased during the quarter ended September 30, 2015, at an average price per share of $43.32.

Index

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $76.29 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$42,856	$40,484
Credit cards	40,984	46,573
Commercial, real estate and home construction	103,993	81,613
Commercial lines and real estate purchase loans	187,585	165,430
Outstanding letters of credit	8,959	12,437

Note 9.	Income Taxes

Federal income tax expense for the nine months ended September 30, 2015 and 2014 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2014, 2013, and 2012 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2014, 2013, and 2012 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2015  and December 31, 2014 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2015, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2016.

Income taxes as a percentage of income before taxes were 30.68% for the nine months ended September 30, 2015 and 29.66% for the same period in 2014.  The increase in the effective tax rate is due to a decrease in the amount of low-income housing tax credits earned by the Company in 2015.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $4.69 million of collateral as of September 30, 2015.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of September 30, 2015 and December 31, 2014:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
September 30, 2015
Interest rate swap	$25,000	$(1,781)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,905)	Other Liabilities	11/7/2023

December 31, 2014
Interest rate swap	$25,000	$(864)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,932)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges as of September 30, 2015 and December 31, 2014:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
September 30, 2015
Interest rate swap	$(566)	Interest Expense	$—	Other Income	$—
Interest rate swap	(600)	Interest Expense	—	Other Income	—

December 31, 2014
Interest rate swap	$(754)	Interest Expense	$—	Other Income	$—
Interest rate swap	(1,448)	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of September 30, 2015 and December 31, 2014 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At September 30, 2015, the Bank has eighteen full-service locations.

Net income for the nine month period ended September 30, 2015 was $22.54 million compared to $21.82 million for the same nine months of 2014, an increase of 3.26%.  The $0.71 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first nine months of 2015 are an increase in net interest income of $4.71 million and an increase in noninterest income of $1.10 million.  These changes were offset by an increase in income tax expense of $0.77 million, an increase in noninterest expenses of $2.76 million, and an increase in the provision for loan losses of $1.57 million.

The Company achieved a return on average assets of 1.19% and a return on average equity of 10.73% for the twelve months ended September 30, 2015, compared to the twelve months ended September 30, 2014, which were 1.26% and 11.22%, respectively.  Dividends of $0.625 per share were paid in January 2015 to 2,284 shareholders.  The 2014 dividend was $0.575 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.53% for the nine months ended September 30, 2015 compared to 3.49% for the same nine months of 2014.  Average earning assets were $2.260 billion year to date in 2015 and $2.106 billion in 2014.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of September 30, 2015 for the Company included the following:

•	Total assets were $2.425 billion, an increase of $90.69 million since December 31, 2014.

•	Cash and cash equivalents were $33.99 million, an increase of $4.81 million since December 31, 2014.

•	Net loans were $2.056 billion, an increase of $89.90 million since December 31, 2014. Loans held for sale decreased $0.08 million since December 31, 2014.

•	Deposits increased $53.91 million since December 31, 2014. Deposit growth included approximately $75.00 million of temporary public funds.

•	Federal Home Loan Bank borrowings increased $30.00 million since December 31, 2014.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

The following table sets forth the composition of the loan portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$93,533	4.51%	$97,645	4.92%
Commercial and financial	173,029	8.33	174,738	8.80
Real estate:
Construction, 1 to 4 family residential	54,706	2.64	45,949	2.32
Construction, land development and commercial	91,742	4.42	77,020	3.88
Mortgage, farmland	179,981	8.67	162,503	8.19
Mortgage, 1 to 4 family first liens	715,575	34.46	672,674	33.88
Mortgage, 1 to 4 family junior liens	115,657	5.57	110,284	5.56
Mortgage, multi-family	251,512	12.11	245,213	12.36
Mortgage, commercial	323,454	15.58	321,601	16.20
Loans to individuals	22,960	1.11	21,342	1.08
Obligations of state and political subdivisions	53,930	2.60	55,729	2.81
	$2,076,079	100.00%	$1,984,698	100.00%
Net unamortized fees and costs	750		691
	$2,076,829		$1,985,389
Less allowance for loan losses	25,480		24,020
	$2,051,349		$1,961,369

Index

HILLS BANCORPORATION

Loan demand has been steady and is expected to remain steady or increase throughout the year ending December 31, 2015 and into 2016.  As indicated in the table above growth in the construction, farmland and 1 to 4 family real estate loans have been primarily responsible for the increase in total loans.  Management expects overall portfolio loan growth to increase as a result of general improvement in market conditions resulting in increased loan demand.

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,863	11.24%	4.51%	$2,515	10.47%	4.92%
Commercial and financial	4,695	18.43	8.33	4,231	17.61	8.80
Real estate:
Construction, 1 to 4 family residential	960	3.77	2.64	810	3.37	2.32
Construction, land development and commercial	1,626	6.38	4.42	1,431	5.96	3.88
Mortgage, farmland	2,932	11.51	8.67	2,672	11.12	8.19
Mortgage, 1 to 4 family first liens	6,266	24.59	34.46	6,268	26.11	33.88
Mortgage, 1 to 4 family junior liens	1,157	4.54	5.57	1,151	4.79	5.56
Mortgage, multi-family	1,538	6.03	12.11	1,490	6.20	12.36
Mortgage, commercial	2,592	10.17	15.58	2,705	11.26	16.20
Loans to individuals	446	1.75	1.11	299	1.24	1.08
Obligations of state and political subdivisions	405	1.59	2.60	448	1.87	2.81
	$25,480	100.00%	100.00%	$24,020	100.00%	100.00%

The allowance for loan losses totaled $25.48 million at September 30, 2015 compared to $24.02 million at December 31, 2014.  The percentage of the allowance to outstanding loans was 1.23% and 1.21% at September 30, 2015 and December 31, 2014, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2015 is the result of an increase in net loans and a change in the composition and allocation of loans within credit quality ratings.

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

Management has determined that the allowance for loan losses was appropriate at September 30, 2015, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Investment securities available for sale held by the Company decreased by $11.51 million from December 31, 2014 to September 30, 2015.  The fair value of securities available for sale was $2.51 million more than the amortized cost of such securities as of September 30, 2015.  At December 31, 2014, the fair value of the securities available for sale was $2.07 million more than the amortized cost of such securities.

Deposits increased $53.91 million in the first nine months of 2015. Deposit growth included approximately $75.00 million of temporary public funds. Repurchase agreements decreased $11.38 million and Federal Home Loan Bank borrowings increased $30.00 million since December 31, 2014.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $58.37 million as of September 30, 2015 with an average rate of 0.40%.  Brokered deposits were $64.49 million as of December 31, 2014 with an average interest rate of 0.39%. As of September 30, 2015 and December 31, 2014, brokered deposits were 3.09% and 3.51% of total deposits, respectively.

Dividends and Equity

In January 2015, Hills Bancorporation paid a dividend of $5.85 million or $0.625 per share.  The dividend was $0.575 per share in January 2014.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2015 totaled $268.13 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

September 30, 2015
Common equity tier 1 capital ratio	14.59%
Tier 1 capital ratio	14.59%
Total capital ratio	15.81%
Leverage ratio	12.66%

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2015 and 2014

Net Income Overview

Net income increased $0.71 million for the nine months ended September 30, 2015 compared to the first nine months of 2014.  Total net income was $22.54 million in 2015 and $21.82 million in the comparable period in 2014, an increase of 3.26%.  The changes in net income in 2015 from the first nine months of 2014 were primarily the result of the following:

•	Net interest income increased by $4.71 million, before provision expense, as a result of growth in the volume of earning assets and reductions in interest expense.

•	The provision for loan losses increased by $1.57 million.

•	Noninterest income increased by $1.10 million.

•	Noninterest expenses increased by $2.76 million.

•	Income tax expense increased by $0.77 million.

For the nine month period ended September 30, 2015 and September 30, 2014 basic earning per share was $2.41 and $2.33, respectively. Diluted earnings per share was $2.41 for the nine months ended September 30, 2015 compared to $2.32 for the same period in 2014.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $57.53 million for the first nine months of 2015 was derived from the Company’s $2.260 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.53%.  Average earning assets in the nine months ended September 30, 2014 were $2.106 billion and the tax-equivalent net interest margin was 3.49%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $1.70 million change in income before income taxes in the nine month period ended September 30, 2015.  Net interest income for the Company increased as a result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  The Company expects net interest compression to continue to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.056 billion at September 30, 2015.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was an expense of $0.36 million in 2015 compared to a reduction of expense of $1.21 million in 2014.  The Company believes that the provision for loan losses will steadily increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $9.97 million and $9.20 million for the nine months ended September 30, 2015 and 2014, respectively.  Income taxes as a percentage of income before taxes were 30.68% in 2015 and 29.66% in 2014.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2015 and 2014

Net Interest Income

Net interest income increased for the nine months ended September 30, 2015 compared to the comparable period in 2014.  The increase was as a result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first nine months of 2015 was 3.53% compared to 3.49% in 2014 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2015 compared to the comparable period in 2014 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$146,868	(0.03)%	$7,164	$(2,763)	$4,401
Taxable securities	3,655	0.08	72	20	92
Nontaxable securities	10,049	(0.27)	261	(322)	(61)
Federal funds sold	(6,702)	—	(12)	—	(12)
	$153,870		$7,485	$(3,065)	$4,420

Interest expense:
Interest-bearing demand deposits	$57,245	—%	$(65)	$9	$(56)
Savings deposits	38,017	(0.01)	(54)	36	(18)
Time deposits	(26,164)	(0.16)	290	572	862
Other borrowings	7,547	(0.01)	(24)	11	(13)
FHLB borrowings	22,554	(0.26)	(754)	288	(466)
Interest-bearing other liabilities	(48)	0.23	—	(4)	(4)
	$99,151		$(607)	$912	$305
Change in net interest income			$6,878	$(2,153)	$4,725

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2015	2014
Yield on average interest-earning assets	4.18%	4.20%
Rate on average interest-bearing liabilities	0.83	0.91
Net interest spread	3.35%	3.29%
Effect of noninterest-bearing funds	0.18	0.20
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.53%	3.49%

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2015 and 2014

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2015.  The target rate remains unchanged since December 31, 2008 at 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2015, the rate indexes for the one, three and five year indexes were 0.34%, 0.99% and 1.47%, respectively.  The one year index increased 240.00% from 0.10% at September 30, 2014, the three year index decreased 6.60% and the five year index decreased 17.88%.  The three year index was 1.06% and the five year index was 1.79% at September 30, 2014.  The targeted federal funds rate was 0.25% at September 30, 2015 and 2014.  The Company anticipates possible increases in short term and long term rates in the indexes for 2015.

Provision for Loan Losses

The provision for loan losses was an expense of $0.36 million for the nine months ended September 30, 2015 compared to a reduction of expense of $1.21 million in 2014, an expense increase of $1.57 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The increase in expense in 2015 is the result of an increase in net loans and a change in the composition and allocation of loans within credit quality ratings.

The allowance for loan losses increased $1.46 million during the first nine months of 2015.  In the first nine months of 2015, there was an increase of $0.18 million due to the volume and composition of loans outstanding and a $1.28 million increase in the amount allocated to the allowance due to credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2015 and 2014, recoveries were $3.58 million and $1.57 million, respectively; and charge-offs were $2.48 million in 2015 and $1.57 million in 2014.  The allowance for loan losses totaled $25.48 million at September 30, 2015 compared to $24.02 million at December 31, 2014.  The allowance represented 1.23% and 1.21% of loans held for investment at September 30, 2015 and December 31, 2014.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2015 and 2014

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,144	$638	$506	79.31%
Trust fees	4,920	4,494	426	9.48
Service charges and fees	6,151	6,001	150	2.50
Rental revenue on tax credit real estate	1,296	1,112	184	16.55
Net gain on sale of other real estate owned and other repossessed assets	139	426	(287)	(67.37)
Other noninterest income	2,064	1,944	120	6.17
	$15,714	$14,615	$1,099	7.52

Loans originated for sale in the first nine months of 2015 totaled $133.52 million compared to $80.80 million in the same period in 2014, an increase of 65.25%.  In the nine months ended September 30, 2015 and 2014, the net gain on sale of loans was $$1.14 million and $0.64 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.29 million to a net gain of $0.14 million for the nine months ended September 30, 2015.  The total net gain on sale of other real estate owned for the nine months ended consisted of a $0.20 million net gain on the sale of 13 properties offset by a $0.06 million fair market value adjustment on 4 properties.  During the same period in 2014, the gain consisted of a $0.50 million net gain on sale of 13 properties offset by a $0.07 million fair market value adjustment on one property.

Trust fees increased $0.43 million in the nine months ended September 30, 2015 compared to September 30, 2014 due to new trust relationships.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2015 and 2014

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$20,700	$19,042	$1,658	8.71%
Occupancy	2,887	2,900	(13)	(0.45)
Furniture and equipment	3,911	3,685	226	6.13
Office supplies and postage	1,311	1,157	154	13.31
Advertising and business development	2,547	2,216	331	14.94
Outside services	5,203	4,981	222	4.46
Rental expenses on tax credit real estate	1,719	1,635	84	5.14
FDIC insurance assessment	866	823	43	5.22
Other noninterest expense	1,231	1,177	54	4.59
	$40,375	$37,616	$2,759	7.33

In the nine months ended September 30, 2015 and 2014, salaries and employee benefits expense increased $1.66 million. The increase is primarily the result of annual salary adjustments and additional employees.

Advertising and business development expense increased $0.33 million in the first nine months of 2015 compared to 2014 as a result of $0.37 million increase in business and product promotions.  Other noninterest expense categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2015.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2015 and 2014

Net Income Overview

Net income decreased $0.21 million for the three months ended September 30, 2015 compared to the same period in 2014.  Total net income was $7.69 million in 2015 and $7.90 million in the comparable period in 2014, a decrease of 2.71%.  For the three month period ended September 30, 2015 and September 30, 2014 basic earning per share was $0.82 and $0.85, respectively. Diluted earnings per share was $0.82 for the three months ended September 30, 2015 compared to $0.84 for the same period in 2014.

Net Interest Income

Net interest income increased for the three months ended September 30, 2015 compared to the comparable period in 2014.  The increase was primarily the result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended September 30, 2015 was 3.52% compared to 3.49% in 2014 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2015 compared to the comparable period in 2014 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$144,980	(0.02)%	$2,462	$(982)	$1,480
Taxable securities	6,690	0.11	29	17	46
Nontaxable securities	3,175	(0.18)	27	(69)	(42)
Federal funds sold	(2,940)	0.01	(1)	—	(1)
	$151,905		$2,517	$(1,034)	$1,483

Interest expense:
Interest-bearing demand deposits	$60,705	—%	$(21)	$(10)	$(31)
Savings deposits	28,175	0.01	(11)	(11)	(22)
Time deposits	(36,890)	(0.16)	133	192	325
Short-term borrowings	10,725	0.01	(10)	2	(8)
FHLB borrowings	38,226	(0.37)	(431)	154	(277)
Interest-bearing other liabilities	(47)	(0.52)	—	3	3
	$100,894		$(340)	$330	$(10)
Change in net interest income			$2,177	$(704)	$1,473

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2015 and 2014

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2015	2014
Yield on average interest-earning assets	4.16%	4.18%
Rate on average interest-bearing liabilities	0.83	0.88
Net interest spread	3.33%	3.30%
Effect of noninterest-bearing funds	0.19	0.19
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.52%	3.49%

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.10 million for the three months ended September 30, 2015 compared to a reduction of expense of $1.01 million in 2014, an expense increase of $0.91 million. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses decreased $0.32 million during the three months ended September 30, 2015.  In the three months ended September 30, 2015, there was a decrease of $0.28 million due to the composition of loans outstanding and a $0.04 million decrease in the amount allocated to the allowance due to credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2015 and 2014, recoveries were $0.54 million and $0.74 million, respectively; and charge-offs were $0.76 million in 2015 and $0.58 million in 2014.  The allowance for loan losses totaled $25.48 million at September 30, 2015 compared to $24.02 million at December 31, 2014.  The allowance represented 1.23% and 1.21% of loans held for investment at September 30, 2015 and December 31, 2014, respectively.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2015 and 2014

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$396	$338	$58	17.16%
Trust fees	1,672	1,595	77	4.83
Service charges and fees	2,124	2,152	(28)	(1.30)
Rental revenue on tax credit real estate	392	377	15	3.98
Net gain on sale of other real estate owned and other repossessed assets	22	186	(164)	(88.17)
Other noninterest income	612	599	13	2.17
	$5,218	$5,247	$(29)	(0.55)

In the three months ended September 30, 2015 and 2014, the net gain on sale of loans was $0.40 million and $0.34 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.08 million in the three months ended September 30, 2015 compared to September 30, 2014 due to new trust relationships.

Index

HILLS BANCORPORATION

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$7,125	$6,400	$725	11.33%
Occupancy	919	947	(28)	(2.96)
Furniture and equipment	1,304	1,212	92	7.59
Office supplies and postage	457	390	67	17
Advertising and business development	854	775	79	10.19
Outside services	1,770	1,773	(3)	(0.17)
Rental expenses on tax credit real estate	558	552	6	1.09
FDIC insurance assessment	293	282	11	3.90
Other noninterest expense	392	490	(98)	(20.00)
	$13,672	$12,821	$851	6.64

In the three months ended September 30, 2015 and 2014, salaries and employee benefits expense increased $0.73 million. The increase is primarily the result of annual salary adjustments and additional employees.

Advertising and business development expenses increased $0.08 million in the three months ended September 30, 2015 from their level for the comparable period in 2014 as a result of a increase of $0.06 in business and product promotions. Other noninterest expense categories experienced marginal period-to-period increases for the three months ended September 30, 2015.

Index

HILLS BANCORPORATION

Income Taxes

Federal and state income tax expenses were $3.54 million and $3.63 million for the three months ended September 30, 2015 and 2014, respectively.  Income taxes as a percentage of income before taxes were 31.52% in 2015 and 31.46% in 2014.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.21% of the Company’s total assets at September 30, 2015 compared to 11.09% at December 31, 2014.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2015, the Company had borrowed $170.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $463.98 million at September 30, 2015.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $227.78 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2015.

As of September 30, 2015, investment securities with a carrying value of $62.38 million were pledged to collateralize public and trust deposits, repurchase agreements, derivative financial instruments, and other borrowings.  As of December 31, 2014, investment securities with a carrying value of $68.12 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	1,035	$42.50	818,488	681,512
August 1 to August 31	7,143	42.80	825,631	674,369
September 1 to September 30	25,501	43.50	851,132	648,868
Total	33,679	$43.32	851,132	648,868

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

During the first nine months of 2015, the Company issued 3,260 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued to officers of the company for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(2) of the Securities Act of 1933.

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

HILLS BANCORPORATION

Date:	November 4, 2015	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	November 4, 2015	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2015

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2015 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	59-60

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	61