Form 10-K
period 2015-12-31
HILLS BANCORPORATION
filed 2016-03-09
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.	Commission File Number 0-12668
HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)

Iowa	42-1208067
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 Main Street, Hills, Iowa 52235
(Address of principal executive offices)

Registrant's telephone number, including area code:  (319) 679-2291
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015, based on the most recent sale price of $42.50 per share, and 7,712,857 shares held was $327,796,423.  Common stock held by non-affiliates excludes 1,651,754 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 29, 2016 is 9,296,802 shares of no par value common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 18, 2016 for the Annual Meeting of the Shareholders of the Registrant to be held April 18, 2016 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $1.763 billion and comprised 82.96% of the Bank’s loan portfolio as of December 31, 2015.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2015, mortgage loans totaled $1.628 billion and comprised 76.63% of the Bank’s loan portfolio.

Residential real estate loans totaled $845.03 million and were 39.77% of the Bank’s loan portfolio as of December 31, 2015.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $323.41 million and were 15.22% of the Bank’s loan portfolio at December 31, 2015.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $271.97 million and were 12.80% of the Bank’s loan portfolio at December 31, 2015.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $187.86 million and were 8.84% of the Bank’s loan portfolio at December 31, 2015.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2015, construction loans for personal residences totaled $51.35 million and were 2.42% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $83.12 million and were 3.91% of the Bank’s loan portfolio.  In total, construction loans totaled $134.47 million and were 6.33% of the Bank’s loan portfolio as of December 31, 2015.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $184.20 million and comprised 8.67% of the total loan portfolio at December 31, 2015.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $101.59 million and constituted 4.78% of the total loan portfolio at December 31, 2015.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2015, consumer loans totaled $24.02 million and were 1.13% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $52.37 million and comprised 2.46% of the Bank’s total loan portfolio at December 31, 2015.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand savings and time deposits.

Average Daily Balances

The following table shows average balances of assets, liabilities and stockholders’ equity:

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2015	2014	2013
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$26,117	$25,496	$25,785
Interest-bearing cash and cash equivalents	11,713	13,895	29,047
Taxable securities	99,458	95,375	99,535
Nontaxable securities	158,564	149,947	132,688
Federal funds sold	22	20	19
Loans, net	2,014,057	1,870,128	1,738,960
Property and equipment, net	33,083	29,169	30,238
Other assets	46,123	45,293	46,306
	$2,389,137	$2,229,323	$2,102,578
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$292,943	$259,602	$241,697
Interest-bearing demand deposits	469,463	414,438	376,940
Savings deposits	604,633	564,940	481,108
Time deposits	484,810	516,169	559,687
Other borrowings	51,882	43,147	36,580
FHLB borrowings	161,091	129,521	125,000
Noninterest-bearing other liabilities	22,173	17,672	15,686
Interest-bearing other liabilities	2,639	2,687	2,740
Redeemable common stock held by Employee Stock Ownership Plan	36,067	32,073	30,145
Stockholders' equity	263,436	249,074	232,995
	$2,389,137	$2,229,323	$2,102,578

Other Information

The Bank’s business is not seasonal.  As of December 31, 2015, the Company had no employees and the Bank had 391 full-time and 73 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 111,200.  Johnson County, Iowa has a population of approximately 143,200.  The University of Iowa in Iowa City has approximately 32,200 students and 36,100 full and part-time employees, including 8,300 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of about 4,600. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 166,300, including approximately 36,400 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 217,800.  The largest employer in the Cedar Rapids area is Rockwell Collins, Inc., manufacturer of communications instruments, with over 8,800 employees. The Bank intends to open an additional office in Marion, Iowa in late 2016.

Washington County

The Bank has offices located in Kalona, Washington and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 14 miles north of Washington. Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,800, Washington has a population of approximately 7,300 and Wellman has a population of about 1,500.  The population of Washington County is approximately 22,100.  Kalona, Washington and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2015 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	9	$1,339	6	$366	3	$116
Branches of largest competing national bank	7	268	9	840	1	23
Largest competing independent bank	7	628	8	568	2	186
Largest competing credit union (1)	6	2,235	8	708	1	1
All other bank and credit union offices	26	882	79	3,109	8	224
Total Market in County	55	$5,352	110	$5,591	15	$550

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

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking as to be a proper incident thereto.”  Under current regulations of the Federal Reserve, the Company either directly or through non-bank subsidiaries would be permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage.  The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits any person from acquiring “control” of a bank holding company without prior notice to the appropriate federal bank regulator.  “Control” is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or a bank holding company depending on the circumstances surrounding the acquisition.

Regulatory Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with bank regulatory agencies' capital guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The guidelines include requirements to maintain certain core capital amounts included as Tier 1 capital at minimum levels relative to total assets (the "Tier 1 Leverage Capital Ratio") and at minimum levels relative to "risk-weighted assets" which is calculated by assigning value to assets, and off balance sheet commitments, based on their risk characteristics (the "Total Risk-Based Capital Ratio"), and to maintain total capital at minimum levels relative to risk-weighted assets (the "Total Risk-Based Capital Ratio").

On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The rule includes a new Common Equity Tier 1 Capital Ratio, an increased Tier 1 Leverage Capital Ratio and an increased Tier 1 Risk-Based Capital Ratio. Bank holding companies are required to include in Common Equity Tier 1 capital the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that are currently excluded from the definition of Tier 1 capital, but were allowed to make a one-time election not to include those effects. The Company and the Bank meet the well-capitalized requirements under the regulatory framework for prompt corrective action and have made the one-time election to exclude the effects of other comprehensive income adjustments on Tier 1 capital.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. As of December 31, 2015, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a Tier 1 Leverage Capital Ratio of 12.53%, with Common Equity Tier 1 Ratio of 14.57%, with Tier 1 Risk-Based Capital Ratio of 14.57% and Total Risk-Based Capital Ratio of 15.82%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2015, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 0.58 basis points, or approximately 0.145 basis points per quarter.  These assessments will continue until the FICO bonds mature in 2019.

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.50% plus a fully-funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2015, the Tier 1 risk-based leverage ratio of the Bank was 12.53% and exceeded the ratio required by the Superintendent.

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

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2015 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2015:
Company:
Total risk-based capital	$334,899	15.82%	8.00%	10.00%
Tier 1 risk-based capital	308,432	14.57	6.00	8.00
Tier 1 common equity	308,432	14.57	4.50	6.50
Leverage ratio	308,432	12.53	4.00	5.00
Bank:
Total risk-based capital	335,010	15.83	8.00	10.00
Tier 1 risk-based capital	308,562	14.58	6.00	8.00
Tier 1 common equity	308,562	14.58	4.50	6.50
Leverage ratio	308,562	12.54	4.00	5.00

Supervisory Assessments.  All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the Superintendent’s examination and supervision operations.  The method of computation of the supervisory assessment is based on the assets of the bank, the expected hours needed to conduct examinations of that size bank and an additional amount if more work is required.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) posed a significant impact on financial regulations.  The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks – large and small - adds another regulator to scrutinize and police financial activities.  The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided.   The following consumer protection laws are the designated laws that fall under the Bureau’s rulemaking authority:  the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act.

Dividends.  The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2015.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $131.30 million of the Bank’s Tier 1 capital of $308.56 million as of December 31, 2015 are available for the payment of dividends to the Company.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiary, on investments in the stock or other securities of the Company and its subsidiary and the acceptance of the stock or other securities of the Company or its subsidiary as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiary, to principal stockholders of the Company, and to related interests of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Under the Riegle-Neal Act, both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions including limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law.  Iowa permits interstate bank mergers, subject to certain restrictions, including a prohibition against interstate mergers involving an Iowa bank that has been in existence and continuous operation for fewer than five years.

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

Financial Privacy.  In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party.  The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Act was signed into law on July 21, 2010.  The Dodd-Frank Act represents the most sweeping financial services industry reform since the 1930s.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the Dodd-Frank Act.  The Dodd-Frank Act is expected to be fully phased in over twelve years.  Among other things, the Dodd-Frank Act may result in added costs of doing business and regulatory compliance burdens and affect competition among financial services entities.  Uncertainty exists as to the ultimate impact of many provisions of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole and on the Company’s business, results of operations and financial condition.  Additional information, including a summary of certain provisions of the Dodd-Frank Act, is available on the Federal Deposit Insurance Corporation website at www.fdic.gov/regulations/reform/index.html.

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

Our primary markets include the Iowa counties of Johnson, Linn and Washington.  Our market has been one of the strongest economic areas in Iowa exhibiting economic growth over the past ten years.  The unemployment rate for the our prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  However, unfavorable or uncertain economic and market conditions may adversely affect our business and profitability.  Our business faces various material risks, including credit risk and the risk that the demand for our products and services will decrease.  Consumer confidence, real estate values, interest rates and investment returns could make the types of loans we originate less profitable and could increase our credit risk and litigation expense.  And, while the presence of the University of Iowa and its affiliated institutions has a significant favorable impact upon the regional economy, it is unclear what impact the State budget and funding models will have on the University of Iowa and the University of Iowa Hospitals and Clinics.

We may be adversely impacted by recent legislation and potential additional legislation and rulemaking.

The 2008-2009 recession produced a number of new laws that impact financial institutions including the Dodd-Frank Act.  The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) and granted it the broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation.  Any changes to state and federal banking laws and regulations may adversely impact our ability to expand services and to increase the value of our business.  We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations.  These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds.  In addition, our earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve.  These policies, which include regulating the national supply of bank reserves and bank credit, may have a major effect upon the source and cost of funds and the rates of return earned on loans and investments.  The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits.  We cannot predict what effect such act and any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, but such changes could be materially adverse to our financial performance.

Our profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money or other assets.

We are exposed to the risk that third parties that owe us money or other assets will not fulfill their obligations.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.  Our rights against third parties may not be enforceable in all circumstances.  In addition, deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to use those securities or obligations for liquidity purposes.

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

Our income and cash flows depend to a great extent on the difference between the interest rates earned by us on interest-earning assets such as loans and investment securities and the interest rates paid by us on interest-bearing liabilities such as deposits and borrowings.  Our net interest margin will be affected by general economic conditions, fiscal and monetary policies of the federal government, and our ability to respond to changes in such rates. Our assets and liabilities are affected differently by a change in interest rates. An increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process is presented under the heading "Quantitative and Qualitative Disclosures about Market Risk" included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our financial condition and results of operations.

We experience intense competition for loans and deposits.

Competition in banking and financial services business in our market is highly competitive and is currently undergoing significant change.  Our competitors include local commercial banks, local credit unions, online banks, mortgage companies, finance companies and other non-bank financial services providers. Increasingly, competitors are able to provide integrated financial services over a broad geographic area. Increased competition may result in a decrease in the amounts of loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are less favorable to us. Competition may also accelerate investments in technology or infrastructure. Any of these results could have a material adverse effect on our ability to grow and remain profitable.

If we do not continue to meet or exceed regulatory capital requirements and maintain our “well capitalized” status, there could be an adverse effect on the manner in which we do business and on the confidence of our customers in us.

Under regulatory capital adequacy guidelines, we must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.  Failure to meet minimum capital requirements could have a material effect on our financial condition and could subject us to a variety of enforcement actions, as well as certain restrictions on our business.  Failure to maintain the status of “well capitalized” under the regulatory framework could adversely affect the confidence that our customers have in us, which may lead to a decline in the demand for or a reduction in the prices that we are able to charge for our products and services. Failure to meet the guidelines could also limit our access to liquidity sources.

Our growth may require us to raise additional capital in the future, but that capital may not be available.

We may at some point need to raise additional capital to maintain our “well capitalized” status.  Any capital we obtain may result in the dilution of the interests of existing holders of our stock.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and concentrations within the portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed expectations, we will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses may result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area.  As of December 31, 2015, approximately 82.96% of our loans had real estate as a primary component of collateral.  The market value of real estate may fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could adversely impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our real estate loans also include construction loans, including land acquisition and development.  Construction, land acquisition and development lending involves additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Commercial loans make up a significant portion of our loan portfolio.

Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable.  Most often, this collateral is accounts receivable, inventory, machinery and equipment.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan.  The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, changes in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm.  If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans.  Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans.  As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property.  Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops.  The primary livestock in our market areas is hogs and turkeys.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We may be required to repurchase mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.

We sell residential mortgage loans to various parties that purchase mortgage loans for investment. The agreements under which we sell mortgage loans contain various representations and warranties regarding the origination and characteristics of the mortgage loans, including ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and compliance with applicable origination laws. We may be required to repurchase mortgage loans, indemnify the investor, or reimburse the investor for credit losses incurred on loans in the event of a breach of contractual representations or warranties. The agreements under which we sell mortgage loans require us to deliver various documents to the investor, and we may be obligated to repurchase any mortgage loan as to which the required documents are not delivered or are defective.

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

Growth levels in local and national real estate markets may impact our operations and/or financial condition.

Change in growth in the national housing market as evidenced by reports of levels of new and existing home sales, inventories of houses on the market, property values, building permits, and the time houses remain on the market may indicate increased levels of credit risk.  In past history of real estate growth, some lenders made many adjustable-rate mortgage loans, and lowered their credit standards with respect to mortgage loans and home equity loans.  A subsequent slowdown in the national housing market created uncertainty and liquidity issues relating to the value of such mortgage loans, which caused disruption in credit markets.  Management will continue to monitor that the Bank has maintained appropriate lending standards in times of real estate growth and decline.  No assurance can be given that these conditions will not directly or indirectly affect our operations.

If we are unable to continuously attract deposits and other short-term funding, our financial condition and our business prospects could be adversely affected.

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

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers.  An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial adverse effect on our liquidity.  Our access to funding sources in the amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could adversely affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or adverse news and expectations about the prospects for the financial services industry as a whole.

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  These sources include brokered money markets and certificates of deposit, repurchase agreements, federal funds purchased, lines of credit and Federal Home Loan Bank advances.  Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity.  Our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be adversely affected.

Reduction in the value, or impairment of our investment securities, may impact our earnings and stockholders' equity.

We maintained a balance of $276.07 million, or 11.07% of our assets, in investment securities at December 31, 2015. Changes in market interest rates may affect the value of of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that may reduce our stockholders' equity. Further, we periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Our growth strategy relies heavily on our management team, and the unexpected loss of key managers and/or officers may adversely affect our operations.

Our success is dependent on experienced senior management with a strong local community network.  Our ability to retain the current management team is key to the successful implementation of our growth strategy.  It is equally important that we are able to continue to attract and retain quality and community-focused managers and officers.  The unexpected loss of one of our key managers and/or officers or the inability to attract qualified personnel could have an adverse effect on our operations, financial condition and reputation.

We are subject to risks associated with technological changes and the resources needed to implement the changes.

Our industry is susceptible to significant technological changes as there continue to be a high level of new technology driven products and services introduced.  Technological advancement aids us in providing customer service and increases efficiency.  Our national competitors may have more resources to invest in technological changes.  As a result they may be able to offer products and services that are more technologically advanced and that may put us at a competitive disadvantage.  Our future may depend on our ability to analyze technological changes to determine the best course of action for our business, customers and shareholders.

We rely heavily on our network security and any system failure or data breach could subject us to increased costs as well as reputational risk.

Our operations are dependent on our ability to process financial transactions in a secure manner.  Failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, could disrupt our business or the businesses of our customers, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. We must ensure that information is properly protected from a variety of threats such as cyber attacks, error, fraud, sabotage, terrorism, industrial espionage, privacy violation, service interruption, and natural disaster.  With the assistance of third-party service providers, we intend to continue to implement security technology and establish procedures to maintain network security, but there is no assurance that these measures will be successful. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any activity that jeopardizes our network and the security of the information stored thereon may result in significant cost and have a significant adverse effect on our reputation.

Loss of key third-party vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses.

We rely on third-party vendors to provide key components of our business operations such as data processing, recording and monitoring transactions, online and mobile banking interfaces and services, internet connections and network access. While we have performed due diligence procedures in selecting vendors, we do not control their actions. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect confidential personal information of our customers or employees, we may suffer operational impairments, reputational damage and financial losses. Replacing these third-party vendors could create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

The potential for business interruption exists throughout our organization.

Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the array of personnel involved with bank operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third-party support, as well as the loss of key individuals or failure on the part of key individuals to perform properly. These risks are heightened during data system changes or conversions. Although management has established policies and procedures to address such failures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our risk management framework may not be effective in mitigating risk and loss.

We maintain an enterprise risk-management program that is designed to identify, quantify, monitor, report and control the risks that we face. These include credit, liquidity, market, operational, liquidity, reputational, compliance, strategic, information technology and security, and trust risks. While we assess this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in the our risk management program or if its controls break down, the performance and value of the our business could be adversely affected.

Our internal controls may be ineffective.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and may provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operation.

We are subject to a variety of litigation or other proceedings, which could adversely affect our business.

We are involved from time to time in a variety of litigation or other proceedings arising out of business or operations. We establish reserves for claims when appropriate under generally accepted accounting principles, but costs often may be incurred in connection with a matter before any reserve has been created. In addition, the actual costs associated with resolving a claim may be substantially higher than amounts that we have reserved. Substantial legal claims could have a detrimental impact on our business, results of operations, and financial condition and may cause reputational harm.

We are subject to risks associated with negative publicity.

Reputational risk arises from the potential that negative publicity regarding our business practices, whether true or not, could cause a decline in our customer base, costly litigation, or revenue reductions.  In addition, our success in maintaining our reputation depends on the ability to adapt to a rapidly changing environment including increasing reliance on social media.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company's office and the main office of the Bank are located at 131 Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001.  With the completion of the 2001 addition, the entire Bank’s processing and administrative systems were consolidated in Hills, Iowa.  The Bank operates its business from its main office and its 17 full service branches in the Iowa counties of Johnson, Linn and Washington.  The Bank owns its main office complex and 13 of its branch offices.  Four of the Bank’s branches are leased.

The Bank purchased property in Marion, Iowa on January 30, 2015. The Bank plans to open a new branch in Marion in late 2016.

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.  See Note 15 to the Consolidated Financial Statements for minimum future rental commitments for leased properties.

Item 3.	Legal Proceedings

On April 24, 2014, a suit was filed against the Bank in the Iowa District Court for Johnson County by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit and ATM cards constitute unlawful interest in violation of Iowa’s usury laws and that the collection of such interest violates the Iowa Debt Collection Practices Act.  The suit sought class-action status for Bank customers who paid overdraft fees arising from debit or ATM card transactions on their consumer accounts.  The parties and District Court had put the case on hold pending a ruling by the Iowa Supreme Court in an appeal filed by West Bank on a similar issue under dispute in the Hills Bank case.  On January 22, 2016, the Iowa Supreme Court ruled that the payment of overdraft amounts on bank card transactions does not constitute an extension of credit under the Iowa Consumer Credit Code and is therefore not a violation of Iowa’s usury laws.  Following the Court’s ruling, the plaintiff dismissed the lawsuit against Hills Bank on January 28, 2016.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2015, the Company had 2,270 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange.  While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its middle tier, the OTCQB.  All OTCQB companies are reporting with the SEC or a U.S. banking regulator, but there are no financial or qualitative standards to be in this tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2015		2014
	High	Low	High	Low
1st quarter	$41.25	$40.50	$37.00	$36.00
2nd quarter	42.50	41.15	37.50	35.75
3rd quarter	43.50	41.75	40.05	37.13
4th quarter	45.00	42.62	41.25	39.00

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2015	108,099	127	$44.50	$41.25	(1)
2014	166,054	144	$41.25	$37.50	(2)
2013	63,624	83	$37.50	$35.00	(3)

(1)
2015 transactions included repurchases by the Company of 80,168 shares of stock under the 2005 Stock Repurchase Program.  2015 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $41.25 to $44.50 per share.

(2)
2014 transactions included repurchases by the Company of 102,884 shares of stock under the 2005 Stock Repurchase Program.  2014 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $37.50 to $41.25 per share.

(3)
2013 transactions included repurchases by the Company of 38,408 shares of stock under the 2005 Stock Repurchase Program.  2013 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $35.00 to $37.50 per share.

All transactions under the 2005 Stock Repurchase Program were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock.

The Company paid aggregate annual cash dividends in 2015, 2014 and 2013 of $5.85 million, $5.42 million and $5.19 million respectively, or $0.625 per share in 2015, $0.575 per share in 2014 and $0.550 per share in 2013.  In January 2016, the Company declared and paid a dividend of $0.650 per share totaling $6.06 million.  The decision to declare any such cash dividends in the future, and the amount thereof, rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company.

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by MORNINGSTAR of Chicago, IL. The latter index reflects the performance of twenty-five bank holding companies operating principally in the Midwest as selected by MORNINGSTAR. The indexes assume the investment of $100 on December 31, 2010 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

	2010	2011	2012	2013	2014	2015
HILLS BANCORPORATION	$100.00	$111.27	$123.70	$134.62	$150.35	$164.65
REGIONAL-SOUTHWEST BANKS	$100.00	$100.25	$111.55	$157.29	$152.02	$147.96
NASDAQ MARKET INDEX	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2015, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	19,380	$29.92	105,100
Equity compensation plans not approved by security holders	—	—	—
Total	19,380	$29.92	105,100

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2017.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2015:

Period in 2015	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	12,407	$43.50	12,407	636,461
November 1 to November 30	11,326	43.76	23,733	625,135
December 1 to December 31	2,724	44.50	26,457	622,411
Total	26,457	$43.71	26,457	622,411

Item 6.	Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2015.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2015	2014	2013	2012	2011
YEAR-END TOTALS (Amounts in Thousands)
Total assets	$2,493,607	$2,334,318	$2,167,795	$2,099,720	$2,018,927
Investment securities	276,069	267,240	246,089	234,244	222,095
Loans held for sale	5,554	4,476	4,927	28,256	24,615
Loans, net	2,099,174	1,961,369	1,801,247	1,697,002	1,661,916
Deposits	1,890,702	1,835,069	1,709,877	1,662,544	1,525,477
Federal Home Loan Bank borrowings	225,000	140,000	125,000	125,000	185,000
Redeemable common stock	37,562	34,571	29,574	30,715	27,826
Stockholders' equity	272,175	255,528	243,789	225,196	208,429

EARNINGS (Amounts in Thousands)
Interest income	$92,167	$86,582	$84,895	$89,215	$93,350
Interest expense	14,967	15,037	16,848	21,527	24,361
Provision for loan losses	1,655	1,042	1,131	(2,849)	5,661
Other income	20,802	19,356	19,205	20,769	18,504
Other expenses	55,460	51,756	49,278	53,931	44,226
Income taxes	12,469	11,129	10,912	10,542	10,829
Net income	28,418	26,974	25,931	26,833	26,777

PER SHARE
Net income:
Basic	$3.04	$2.88	$2.76	$2.85	$3.01
Diluted	3.04	2.87	2.75	2.84	3.01
Cash dividends	0.625	0.575	0.550	0.525	0.500
Book value as of December 31	29.20	27.24	25.79	23.78	21.90
Increase (decrease) in book value due to:
ESOP obligation	(4.03)	(3.69)	(3.13)	(3.24)	(2.93)
Accumulated other comprehensive income	(0.13)	(0.05)	0.71	0.42	0.52

SELECTED RATIOS
Return on average assets	1.19%	1.21%	1.23%	1.30%	1.36%
Return on average equity	10.79	10.83	11.13	12.38	14.96
Net interest margin	3.50	3.49	3.49	3.60	3.85
Average stockholders' equity to average total assets	11.03	11.17	11.08	10.51	9.09
Dividend payout ratio	20.60	20.09	20.00	18.63	16.42

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion by management is presented regarding the financial results for the Company for the dates and periods indicated.  The discussion should be read in conjunction with the “Selected Consolidated Five-Year Statistical Summary” and the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

An overview of the year 2015 is presented following the section discussing a special note regarding forward looking statements.

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

•
Technological changes implemented by the Company and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•	The ability of the Company to develop and maintain secure and reliable technology systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The economic impact of natural disasters, terrorist attacks and military actions.

•	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices that may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Overview

The Company is a bank holding company engaged, through its wholly-owned subsidiary bank, in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion and Washington, Iowa.

The Company’s net income for 2015 was $28.42 million compared to $26.97 million in 2014.  Diluted earnings per share were $3.04 and $2.87 for the years ended December 31, 2015 and 2014, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the years ended December 31, 2015 and 2014, the Bank achieved a net interest margin of 3.50% and 3.49%, respectively. For the year ended December 31, 2015, net interest income on a tax equivalent basis increased by $5.64 million. In 2015, net interest income increased $5.58 million due to growth of $154.45 million in the Bank's average earning assets and increased $0.06 million due to interest rate changes.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2015 included the following:

•	Loans, net of allowance for loan losses and unamortized fees and costs, totaling $2.105 billion.

•	Loan growth, net in 2015 of $137.81 million.

•	Deposit growth of $55.63 million in 2015. Deposits increased to $1.891 billion and included $62.74 million of brokered deposits.

•	FHLB Borrowings increased $85.00 million.

•	Short-term borrowings decreased $3.45 million.

•	Stockholders’ equity increased $16.65 million to $272.18 million in 2015, with dividends having been paid in 2015 of $5.85 million.
Reference is made to Note 13 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

The return on average equity was 10.79% in 2015 compared to 10.83% in 2014.  The returns for the three previous years, 2013, 2012 and 2011, were 11.13%, 12.38% and 14.96%, respectively.  The Company remains well capitalized as of December 31, 2015 with total risk-based capital at 15.82% and Tier 1 risk-based capital at 14.57%.  The minimum regulatory guidelines are 8% and 6% respectively.  The Company paid a dividend per share of $0.625 in 2015, $0.575 in 2014 and $0.550 in the year ended December 31, 2013.

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

Allowance for Loan Losses

The Company separates its portfolio loans and leases into segments for determining the allowance for loan losses. The Company's portfolio segments includes agricultural, commercial and financial, real estate, loans to individuals and obligations of state and political subdivisions. The Company further separates its portfolio into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes with the real estate portfolio segment includes 1 to 4 family residential constructions, land development and commercial construction, farmland, 1 to 4 family first liens, 1 to 4 family junior liens, multi-family and commercial. For an analysis of the Company's allowance for loan losses by portfolio segment and credit risk rating information by class, see Note 3 to the Company's Consolidated Financial Statements.

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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include changes in lending policies and procedures; changes in national and local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of lending management and staff; changes in the quality of the Bank's loan review system; the existence and effect of concentrations of credit; and the effect of any other identified external factors.

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance for loan losses as of December 31, 2015 and 2014 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Position

Year End Amounts	2015	2014	2013	2012	2011
	(Amounts In Thousands)
Total assets	$2,493,607	$2,334,318	$2,167,795	$2,099,720	$2,018,297
Investment securities	276,069	267,240	246,089	234,244	222,095
Loans held for sale	5,554	4,476	4,927	28,256	24,615
Loans, net	2,099,174	1,961,369	1,801,247	1,697,002	1,661,916
Deposits	1,890,702	1,835,069	1,709,877	1,662,544	1,525,477
Federal Home Loan Bank borrowings	225,000	140,000	125,000	125,000	185,000
Redeemable common stock	37,562	34,571	29,574	30,715	27,826
Stockholders' equity	272,175	255,528	243,789	225,196	208,429

Total assets at December 31, 2015 increased $159.29 million, or 6.82%, from the prior year-end.  Asset growth from 2013 to 2014 was $166.52 million and represented a 7.68% increase.  The largest growth in assets occurred in Net Loans, which increased $137.81 million and $160.12 million for the years ended December 31, 2015 and 2014, respectively.  Loans held for sale to the secondary market increased $1.08 million for the year ended December 31, 2015 and decreased $0.45 million for the year ended December 31, 2014, respectively.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $2.126 billion and $1.985 billion at December 31, 2015 and 2014, respectively.

The local economy that generated increased demand for loans was a significant factor in the trend of increasing net loans in each of the last five years.  The trend of increasing Net Loans may not continue, and as a result, may not be indicative of future performance.

Loans secured by real estate represent the largest increase in loan growth.  These loans increased $127.50 million in 2015 and increased $122.32 million in 2014.  Loans secured by real estate include loans for 1 to 4 family residential properties, multi-family properties, agricultural real estate, commercial real estate and construction and development.

On a net basis, the Company originated $139.16 million and $162.66 million in loans to customers for the years ended December 31, 2015 and 2014, respectively.  Net loan originations decreased 14.45% in 2015 compared to 2014.  The decrease in net loan originations in 2015 as compared to 2014 is reflective of increasing competition in the Company’s trade area as well as loan pay offs.  The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity.  The Company had participations purchased of $14.13, $15.31 and $10.93 million as of December 31, 2015, 2014 and 2013, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did not experience a material change in the composition of its loans held for investment in 2015 or 2014.  Residential real estate loans, including first and junior liens, were $845.03 million, $782.96 million and $711.47 million as of December 31, 2015, 2014 and 2013, respectively.  The dollar total of residential real estate loans increased 7.93% in 2015 and 10.05% in 2014.  Residential real estate loans were 39.77% of the loan portfolio at December 31, 2015, 39.44% at December 31, 2014 and 38.95% at December 31, 2013.  Commercial real estate loans totaled $323.41 million at December 31, 2015, a 0.56% increase over the December 31, 2014 total of $321.60 million.  Commercial real estate loans increased 2.03% in 2014.  Commercial real estate loans totaled $315.19 million at December 31, 2013.  Commercial real estate loans represented 15.22%, 16.20% and 17.26% of the Company’s loan portfolio as of December 31, 2015, 2014 and 2013, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 174.89% of capital as of December 31, 2015.

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	December 31,
	2015	2014	2013	2012	2011
	(Amounts In Thousands)
Agricultural	$101,588	$97,645	$82,138	$76,190	$68,556
Commercial and financial	184,199	174,738	166,102	148,034	143,174
Real estate:
Construction, 1 to 4 family residential	51,346	45,949	30,309	25,788	22,308
Construction, land development and commercial	83,121	77,020	69,182	79,097	84,508
Mortgage, farmland	187,856	162,503	142,685	113,841	99,799
Mortgage, 1 to 4 family first liens	727,160	672,674	605,687	583,567	577,318
Mortgage, 1 to 4 family junior liens	117,873	110,284	105,785	104,278	104,915
Mortgage, multi-family	271,974	245,213	244,090	214,812	222,851
Mortgage, commercial	323,409	321,601	315,187	312,506	316,329
Loans to individuals	24,019	21,342	19,824	20,350	20,598
Obligations of state and political subdivisions	52,371	55,729	45,167	43,102	31,147
	$2,124,916	$1,984,698	$1,826,156	$1,721,565	$1,691,503
Net unamortized fees and costs	768	691	641	597	563
	$2,125,684	$1,985,389	$1,826,797	$1,722,162	$1,692,066
Less allowance for loan losses	26,510	24,020	25,550	25,160	30,150
	$2,099,174	$1,961,369	$1,801,247	$1,697,002	$1,661,916

There were no foreign loans outstanding for any of the years presented.

The following table shows the principal payments due on loans as of December 31, 2015:

	Amount Of Loans	Amounts Due in One Year Or Less (1)	Amounts Due in One To Five Years	Amounts Due in Over Five Years
	(Amounts In Thousands)
Commercial and Agricultural	$1,206,948	$363,251	$738,889	$104,808
Real Estate (2)	840,946	97,095	470,548	273,303
Other	77,022	6,274	18,519	52,229
Totals	$2,124,916	$466,620	$1,227,956	$430,340

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$1,163,389	$302,435	$624,475	$236,479
Variable rate	961,527	164,185	603,481	193,861
	$2,124,916	$466,620	$1,227,956	$430,340

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans will be re-evaluated prior to their maturity and are likely to be extended.

(2)	Commercial, multi-family and agricultural real estate loans are reflected in the Commercial and Agricultural total.

The sales and building permit trends in the Company’s trade area have followed similar increases as national, regional and state trends.  The increased level of building permits is reflective of the overall economic improvement in the Company’s trade area.

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment below national and state levels.  The following table shows unemployment as of December 31, 2015, 2014 and 2013 and median income information as of December 31, 2014, 2013 and 2012, as December 31, 2015 information is not available as of the date of this report:

	Unemployment Rate %			Median Income
	2015	2014	2013	2014	2013	2012
United States	5.0%	5.6%	6.7%	$53,482	$53,046	$53,046
State of Iowa	3.4%	4.1%	4.2%	52,716	51,843	51,129
Johnson County	2.5%	2.6%	3.0%	54,985	53,424	53,993
Linn County	3.5%	4.1%	4.5%	59,560	57,260	56,790
Washington County	2.6%	3.4%	3.5%	55,198	54,554	52,636

Competition for quality loans and deposits may continue to be a challenge.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $55.63 million in 2015.  Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, decreased from $47.50 million to $44.05 million.  Deposits increased by $125.19 million in 2014.  As of June 30, 2015 (latest data available), Johnson County total deposits were $5.352 billion and the Company’s deposits were $1.339 billion, which represent a 25.0% market share.  The Company had nine office locations in Johnson County as of June 30, 2015.  The total banking locations in Johnson County was 55 as of June 30, 2015.  At June 30, 2014, the Company’s deposits were $1.267 billion or a 26.7% market share.  At $5.591 billion as of June 30, 2015, the Linn County deposit market is larger than the Johnson County deposit market of $5.352 billion.  As of June 30, 2015, Linn County had 110 total banking locations.  The six Linn County offices of the Company had deposits of $365.64 million or a 6.5% share of the market.  The Company’s Linn County deposits at June 30, 2014 were $346.20 million and represented a 6.1% market share.  As of June 30, 2015, the Company’s three Washington County offices had deposits of $116.15 million which was 21.1% of the County’s total deposits of $550.15 million.  Washington County had a total of 15 banking locations as of June 30, 2015.  In 2014, the Company’s Washington County deposits were $115.04 million or a 21.1% market share.

Investment securities increased $8.83 million in 2015.  In 2014, investment securities increased by $21.15 million.  The investment portfolio consists of $264.24 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2015, 2014 and 2013 and the maturities and weighted average yields of the investment securities, computed on a tax-equivalent basis using a federal tax rate of 35%, as of December 31, 2015:

	December 31,
	2015	2014	2013
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$24,978	$22,333	$—
Other securities (FHLB, FHLMC and FNMA)	65,328	67,691	87,144
Stock of the Federal Home Loan Bank	11,834	8,248	7,579
Obligations of state and political subdivisions	173,929	168,968	151,366
	$276,069	$267,240	$246,089

	December 31, 2015
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury
From 1 to 5 years	$24,978	1.39%
	$24,978
Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$18,846	0.69%
From 1 to 5 years	46,482	1.32
From 5 to 10 years	—	—
	$65,328

Stock of the Federal Home Loan Bank	$11,834	2.65%

Obligations of state and political subdivisions, maturities:
Within 1 year	$23,731	1.91%
From 1 to 5 years	76,716	3.31
From 5 to 10 years	71,653	2.87
Over 10 years	1,829	4.69
	$173,929
Total	$276,069

As of December 31, 2015, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2015, a major funding source for the growth in loans was the $85.00 million in additional FHLB Borrowings and the $55.63 million increase in deposits.  In 2014, the major source of funding for the growth in loans was deposit growth of $125.19 million.  Brokered deposits totaled $62.74 million and $64.49 million as of December 31, 2015 and 2014, respectively.  Total advances from the FHLB were $225.00 million at December 31, 2015 and $140.00 million in 2014.  It is expected that the FHLB funding source and brokered deposits funding will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB and interest rates on brokered deposits are favorable compared to other funding alternatives.

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2015, 2014 and 2013 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2015, 2014 and 2013:

	December 31,
	2015	Rate	2014	Rate	2013	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$292,943	—	$259,602	—	$241,697	—
Average interest-bearing demand deposits	469,463	0.15%	414,438	0.15%	376,940	0.20%
Average savings deposits	604,633	0.20	564,940	0.20	481,108	0.23
Average time deposits	484,810	1.31	516,169	1.46	559,687	1.65
	$1,851,849		$1,755,149		$1,659,432

Time certificates issued in amounts of $100,000 or more with maturity in:
	2015	Rate	2014	Rate	2013	Rate
	(Amounts In Thousands)
3 months or less	$33,931	1.06%	$10,772	0.95%	$13,131	1.02%
3 through 6 months	18,893	1.32	16,830	1.63	28,628	1.45
6 through 12 months	24,012	1.19	50,847	1.43	31,073	1.03
Over 12 months	80,495	1.44	99,346	1.46	95,633	1.83
	$157,331		$177,795		$168,465

Stockholders’ equity was $272.18 million at December 31, 2015 compared to $255.53 million at December 31, 2014.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $134.93 million and paid shareholders dividends of $25.86 million, or 19.16% of earnings, while maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Return on average assets	1.19%	1.21%	1.23%
Return on average stockholders' equity	10.79	10.83	11.13
Dividend payout ratio	20.60	20.09	20.00
Average stockholders' equity to average assets ratio	11.03	11.17	11.08

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2015	$28,418	5.35%	$3.04
2014	26,974	4.02	2.87
2013	25,931	(3.36)	2.75
2012	26,833	0.21	2.84
2011	26,777	14.84	3.00

Net income for 2015 increased by $1.44 million or 5.35% and diluted earnings per share increased by 5.92%.  In 2015, net interest income increased $5.58 million due to growth of $154.45 million in the Bank's average earning assets and increased of $0.06 million due to interest rate changes. Other income increased by $1.45 million, the provision for loan losses increased by $0.61 million and total other expenses increased by $3.70 million.

Annual fluctuations in the Company's net income continue to be driven primarily by three generally recurring important factors. The first important factor is net interest margin. Net interest income of $77.20 million in 2015 was derived from the Company's $2.283 billion of average earning assets and its net interest margin of 3.50%, compared to $2.129 billion of average earning assets and a 3.49% net interest margin in 2014. The importance of net interest margin is illustrated by the fact that a decrease or an increase in the net interest margin of 10 basis points would result in a $2.28 million decrease or increase in income before taxes.  Net interest margin remained the same in 2014 and 2013 at 3.49%. Based on the current interest rate environment, the Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes net interest margin in dollars will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $2.131 billion at the end of 2015.  The Company’s allowance for loan losses was $26.51 million at December 31, 2015.  The allowance in 2015 increased relatively insignificantly in comparison to 2014 due to an increased provision for loan losses of $0.61 million primarily related to increases in the allowance necessary for certain substandard loans and increased loan volume.  The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled an expense of $1.66 million for 2015, an expense of $1.04 million for 2014 and an expense of $1.13 million for 2013.  The Company may experience some credit quality deterioration in 2016.  Provision expense is expected to be dependent on the Company’s loan growth through the end of 2016.  (See Note 3 to the Company's Consolidated Financial Statements.)  A detailed discussion is included in the Provision for Loan Losses section below.

The amount of mortgage loans sold on the secondary market and the resulting gain or loss is the third factor that can cause fluctuations in net income.  Loans originated in 2015 for sale in the secondary market totaled $168.19 million compared to $114.73 million in 2014 and $204.88 million in 2013, an increase of 46.60% from 2014 and a decrease of 17.91% from 2013.  For the years ended December 31, 2015, 2014 and 2013, the net gain on sale of loans was $1.44, $0.89 and $1.93 million, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The average interest rate for a 30 year fixed rate loan during the year ended December 31, 2015 was 3.71%.  The average interest rate for the same type of loan was 4.03% for the year ended December 31, 2014.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company cannot predict the extent to which the discontinuation of purchases of agency-guaranteed mortgage-backed securities by the Federal Reserve may result in secondary market rates becoming less favorable and a reduction in secondary market activity involving mortgage loans.

Net income for 2014 was $26.97 million, or diluted earnings per share of $2.87.  For 2014, diluted earnings per share increased by $0.12 per share compared to 2013.  Net interest income increased $3.50 million for the year ended December 31, 2014 compared to 2013.  This increase in net interest income was due to an increase in average earning assets of $126.75 million in 2014.  Noninterest income increased 0.79% in 2014 to $19.36 million.  Noninterest expense increased from $49.28 million in 2013 to $51.76 million in 2014, or 5.03%.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to net loan growth.  The net interest margin was 3.50% in 2015, 3.49% in 2014, 3.49% in 2013, 3.60% in 2012, and 3.85% in 2011.  The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2015, 2014 and 2013 are indicated on the following table:

	Years Ended December 31,
	2015	2014	2013
	(Amounts In Thousands)
Income:
Loans (1)	$88,549	$83,015	$80,172
Taxable securities	1,256	1,099	1,254
Nontaxable securities (1)	5,062	5,182	5,134
Interest-bearing cash and cash equivalents	32	36	74
Total interest income	94,899	89,332	86,634
Expense:
Interest-bearing demand deposits	703	622	764
Savings deposits	1,181	1,124	1,091
Time deposits	6,329	7,559	9,257
Other borrowings	144	124	112
FHLB borrowings	6,605	5,603	5,590
Interest-bearing other liabilities	5	4	34
Total interest expense	14,967	15,036	16,848
Net interest income	$79,932	$74,296	$69,786

(1)  Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Net interest income on a tax-equivalent basis changed in 2015 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$143,929	(0.04)%	$6,508	$(974)	$5,534
Taxable securities	4,083	0.11	105	52	157
Nontaxable securities	8,618	(0.27)	298	(418)	(120)
Interest-bearing cash and cash equivalents	(2,181)	0.02	(6)	2	(4)
Federal funds sold	2	—	—	—	—
	$154,451		$6,905	$(1,338)	$5,567
Interest expense:
Interest-bearing demand deposits	$55,025	—%	$(83)	$1	$(82)
Savings deposits	39,693	—	(78)	21	(57)
Time deposits	(31,359)	(0.15)	459	771	1,230
Other borrowings	(48)	0.04	—	(1)	(1)
FHLB borrowings	36,091	(0.27)	(1,614)	599	(1,015)
Interest-bearing other liabilities	4,214	(0.01)	(14)	8	(6)
	$103,616		$(1,330)	$1,399	$69
Change in net interest income			$5,575	$61	$5,636

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changes for 2014 were as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$131,168	(0.17)%	$8,708	$(5,864)	$2,844
Taxable securities	(4,160)	(0.11)	(28)	(127)	(155)
Nontaxable securities	17,259	(0.41)	668	(620)	48
Interest-bearing cash and cash equivalents	(15,152)	0.01	(38)	—	(38)
Federal funds sold	1	(0.01)	—	—	—
	$129,116		$9,310	$(6,611)	$2,699
Interest expense:
Interest-bearing demand deposits	$37,498	(0.05)%	$(76)	$218	$142
Savings deposits	83,832	(0.03)	(192)	159	(33)
Time deposits	(43,518)	(0.19)	720	978	1,698
Other borrowings	6,567	(0.02)	(30)	17	(13)
FHLB borrowings	4,521	(0.10)	(13)	—	(13)
Interest-bearing other liabilities	(53)	(1.08)	1	29	30
	$88,847		$410	$1,401	$1,811
Change in net interest income			$9,720	$(5,210)	$4,510

A summary of the net interest spread and margin is as follows:

	Years Ended December 31,
	2015	2014	2013
Average yields:
Loans (1)	4.35%	4.39%	4.61%
Loans (tax equivalent basis) (1)	4.40	4.44	4.66
Taxable securities	1.26	1.15	1.26
Nontaxable securities	2.08	2.25	2.52
Nontaxable securities (tax equivalent basis)	3.19	3.46	3.87
Interest-bearing cash and cash equivalents	0.27	0.26	0.25
Federal funds sold	0.27	0.14	0.15
Average rates paid:
Interest-bearing demand deposits	0.15	0.15	0.20
Savings deposits	0.20	0.20	0.23
Time deposits	1.31	1.46	1.65
Short-term borrowings	0.28	0.29	0.31
FHLB borrowings	4.04	4.31	4.41
Interest-bearing other liabilities	0.20	0.16	1.24
Yield on average interest-earning assets	4.16	4.20	4.33
Rate on average interest-bearing liabilities	0.84	0.90	1.06
Net interest spread (2)	3.32	3.30	3.27
Net interest margin (3)	3.50	3.49	3.49

(1)	Non-accruing loans have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.  The net interest spread increased 2 basis points in 2015 and increased 3 basis points in 2014.

(3)
Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin increased 1 basis point in 2015.  The net interest margin remained unchanged in 2014 compared to 2013 due to the continued low rate environment.

In December 2015, the Federal Open Market Committee increased the target rate to 0.50%.  Before this rate increase, the target rate had remained at 0.25% since December 2008.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2015, the average rate indexes for the one, three and five year indexes were 0.65%, 1.31% and 1.71%, respectively.  The one year index increased 140.74% from December 31, 2014, the three year index increased 11.97% and the five year index decreased 1.72%.

Provision for Loan Losses

Management has determined that the allowance for loan losses was appropriate at December 31, 2015, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

The allowance for loan losses totaled $26.51 million at December 31, 2015 compared to $24.02 million at December 31, 2014.  The increase in 2015 is the result of increased specific allowances on certain impaired loans and primarily due to increased loan volume.  Specifically for 2015, there was an increase of $1.37 million due to the volume increase in pass rated loans outstanding of $153.53 million as well as the composition of new loans added in 2015.  There was an increase of $1.12 million in the amount allocated to the allowance due to a change in the composition and allocation of loan balances within the credit quality ratings.  The percentage of the allowance to outstanding loans was 1.25% and 1.21% at December 31, 2015 and 2014, respectively.  The percentage increase was due to a combination of loan growth, historical loss rates and changes in the composition of loans among the credit risk ratings.  The provision for loan losses totaled an expense of $1.66 million in 2015, an expense of $1.04 million in 2014 and an of expense of $1.13 million for 2013.  Loan recoveries net of charge-offs were $0.84 million in 2015. Loan charge-offs net of recoveries were $2.57 million in 2014 and $0.74 million in 2013.

The provision for loan losses is the amount necessary to adjust the allowance for loan losses to the level considered appropriate by management.  The adequacy of the allowance for loans and any related provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of significant factors, including the size and growth of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact of the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more and the trends in problem and watch loans.  In addition, management considers the credit quality of the loans based on management’s review of special mention and substandard loans, including loans with historical higher credit risks.  Quantitative factors include the Company’s historical loss experience, which is then adjusted for levels and trends in past due loans, levels and trends in charged-off and recovered loans, trends in volume growth, trends in problem and watch loans, trends in TDR loans, local economic trends and conditions, industry and other conditions, and effects of changing interest rates.

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

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may recognize a charge-off related to an impaired loan when loan balances exceed net present value of cash flows or collateral.  Impaired loans decreased by $4.61 million from December 31, 2014 to December 31, 2015.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is due to a decrease in TDR loans of $6.06 million from December 31, 2014 to December 31, 2015.

Special mention loan balances were $86.49 million at December 31, 2015 and $89.86 million at December 31, 2014.  These asset quality changes increased the provision by $0.64 million based upon the relative mix of special mention loans by category.  The $3.37 million decrease in special mention loans is related to management’s evaluation of its loan portfolio.  The total decrease of $3.37 million is comprised of approximately $3.19 million in commercial real estate mortgages, $2.19 million in 1 to 4 family residential mortgages, $2.80 million in commercial loans, $11.74 million for multi-family real estate mortgages, $0.16 million in loans to individuals, $0.67 million in 1 to 4 family junior mortgages and $5.33 million in construction land development and commercial real estate. The decrease is offset by an increase in the special mention classification of $12.29 million in agricultural operating loans, $3.96 million in construction 1 to 4 family residential and $6.46 million in real estate farmland.

Substandard loan balances were $37.38 million at December 31, 2015 and $41.33 million at December 31, 2014.  These asset quality changes increased the provision by $0.48 million at December 31, 2015 due to the mix of the reserve required for certain substandard loans.  The decrease of $3.95 million in substandard loans at December 31, 2015 includes $0.03 million in agricultural operating loans, $1.81 million in commercial loans, $0.44 million in construction 1 to 4 family residential, $0.67 million in 1 to 4 family junior mortgages and $2.40 million in commercial real estate mortgages. The decrease is offset by an increase in the substandard classification of $0.13 million in construction land development, $0.25 million in multi-family real estate mortgages, $0.17 million of 1 to 4 family residential mortgages, $0.66 million in real estate farmland, and $0.02 in state and political subdivisions loans and $0.17 million in loans to individuals. A description of the Bank's credit quality indicators are discussed in Note 3 to the Company's Consolidated Financial Statements.

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2015	2014	2013	2012	2011
	(Amounts In Thousands)
Nonaccrual loans (1)	$7,415	$6,081	$7,192	$7,685	$7,378
Accruing loans past due 90 days or more (2)	467	348	959	2,643	3,212
Troubled debt restructurings ("TDR loans")(1) (3)	8,279	14,340	18,375	19,430	17,889
Total impaired loans	$16,161	$20,769	$26,526	$29,758	$28,479
Other real estate	439	1,213	541	746	1,327
Non-performing assets (includes impaired loans and other real estate)	$16,600	$21,982	$27,067	$30,504	$29,806
Loans held for investment	$2,124,916	$1,984,698	$1,826,156	$1,721,565	$1,691,503
Ratio of allowance for loan losses to loans held for investment	1.25%	1.21%	1.40%	1.46%	1.78%
Ratio of allowance for loan losses to impaired loans	164.04	115.65	96.32	84.55	105.87
Ratio of impaired loans to total loans held for investment	0.76	1.05	1.45	1.73	1.68
Ratio of non-performing assets to total assets	0.67	0.94	1.25	1.45	1.48

(1)
The gross interest income that would have been recorded in 2015 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period was $0.83 million. The amount of interest income on the loans that was included in income for 2015 was $0.41 million.

(2)
As of December 31, 2012 there were $0.26 million of TDR loans included within accruing loans past due 90 days or more.  There were no TDR loans within accruing loans past due 90 days or more as of December 31, 2015, 2014, 2013 and 2011. The accruing loans past due 90 days or more are still believed to be adequately collateralized.  Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

(3)
Total TDR loans were $10.59, $16.48, $21.09, $22.12 and $21.40 million as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.  Included in the total nonaccrual loans were $2.31, $2.14 ,$2.72, $2.69 and $3.25 million of TDR loans as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

The ratio of allowance for loan losses to impaired loans increased to 164.04% as of December 31, 2015 compared to 115.65% as of December 31, 2014.  The increase in 2015 is the result of the decrease in total impaired loans.  The ratio of impaired loans to total gross loans was 0.76% and 1.05% at December 31, 2015 and 2014, respectively.  The decrease in the 2015 ratio is due to the decrease in TDR Loans.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2015, the unemployment levels in Johnson County and Linn County were 2.5% and 3.5%, respectively, compared to 2.6% and 4.1% in December of 2014.  These levels compare favorably to the State of Iowa at 3.4% and the national unemployment level at 5.0% in December 2015 compared to 4.1% and 5.6%, respectively in December 2014.

The residential rental vacancy rates in 2014 and 2015 in Johnson and Linn County were estimated at below 5.0%. The State of Iowa vacancy rate is 4.9% and the national rate is 7.0% with the Midwest rate at 7.0%.  These vacancy rates one year ago were 6.1%, 7.0% and 7.5%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Favorable vacancy rates may not continue in 2016, and vacancy rates may rise and affect the overall quality of the loan portfolio.

See Note 3 to the Company's Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2015, 2014 and 2013, recoveries were $4.24 million, $2.98 million and $2.61 million, respectively; charge-offs were $3.41 million, $5.55 million and $3.35 million in 2015, 2014 and 2013, respectively.

Overall credit quality may deteriorate in 2016.  Such deterioration could cause increases in impaired loans, allowance for loan losses provision expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.  The following table summarizes the Bank's loan loss experience for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2015
Allowance for loan losses:
Beginning balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Charge-offs	(325)	(526)	(285)	—	(1,108)	(723)	(438)	(3,405)
Recoveries	123	1,370	501	6	762	1,310	168	4,240
Provision	769	(558)	(177)	664	1,099	(559)	417	1,655
Ending balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2014
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(174)	(3,388)	(250)	—	(1,195)	(217)	(325)	(5,549)
Recoveries	66	1,128	390	—	870	377	146	2,977
Provision	(229)	1,758	(817)	115	680	(752)	287	1,042
Ending balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2013
Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	—	(1,692)	(245)	—	(887)	(356)	(166)	(3,346)
Recoveries	35	1,002	323	—	618	464	163	2,605
Provision	1,164	850	(335)	811	(755)	(425)	(179)	1,131
Ending balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2012
Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	(12)	(1,395)	(1,648)	—	(1,448)	(318)	(205)	(5,026)
Recoveries	71	1,583	52	—	521	403	255	2,885
Provision	240	(2,044)	(223)	335	(36)	(1,131)	10	(2,849)
Ending balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2011
Allowance for loan losses:
Beginning balance	$2,170	$6,742	$4,394	$1,482	$7,952	$5,657	$833	$29,230
Charge-offs	(81)	(2,678)	(549)	(1)	(2,892)	(708)	(220)	(7,129)
Recoveries	45	896	17	4	934	298	194	2,388
Provision	(780)	1,469	1,132	(74)	3,057	903	(46)	5,661
Ending balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150

The ratio of net charge-offs to average net loans outstanding during the years ended December 31, 2015, 2014, 2013, 2012 and 2011 was (0.04)%, 0.14%, 0.04%, 0.13% and 0.29%, respectively.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non-consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non-consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

The following table presents the allowance for loan losses by type of loans and the percentage in each category to total loans as of December 31, 2015, 2014, 2013, 2012 and 2011:

	2015			2014
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$3,082	11.63%	4.78%	$2,515	10.47%	4.92%
Commercial and financial	4,517	17.04	8.67	4,231	17.61	8.80
Real estate:
Construction, 1 to 4 family residential	866	3.27	2.42	810	3.37	2.32
Construction, land development and commercial	1,414	5.33	3.91	1,431	5.96	3.88
Mortgage, farmland	3,342	12.61	8.84	2,672	11.12	8.19
Mortgage, 1 to 4 family first liens	6,931	26.14	34.22	6,268	26.11	33.88
Mortgage, 1 to 4 family junior liens	1,241	4.68	5.55	1,151	4.79	5.56
Mortgage, multi-family	1,713	6.46	12.80	1,490	6.20	12.36
Mortgage, commercial	2,510	9.47	15.22	2,705	11.26	16.20
Loans to individuals	501	1.89	1.13	299	1.24	1.08
Obligations of state and political subdivisions	393	1.48	2.46	448	1.87	2.81
	$26,510	100.00%	100.00%	$24,020	100.00%	100.00%

	2013			2012
Agricultural	$2,852	11.17%	4.50%	$1,653	6.57%	4.43%
Commercial and financial	4,733	18.52	9.10	4,573	18.18	8.60
Real estate:
Construction, 1 to 4 family residential	1,011	3.96	1.66	848	3.37	1.50
Construction, land development and commercial	1,907	7.46	3.79	2,327	9.25	4.59
Mortgage, farmland	2,557	10.01	7.81	1,746	6.94	6.61
Mortgage, 1 to 4 family first liens	6,101	23.87	33.16	6,540	25.99	33.90
Mortgage, 1 to 4 family junior liens	963	3.77	5.79	1,548	6.15	6.06
Mortgage, multi-family	2,064	8.08	13.37	1,840	7.31	12.48
Mortgage, commercial	2,723	10.66	17.26	3,264	12.97	18.15
Loans to individuals	369	1.44	1.09	382	1.52	1.18
Obligations of state and political subdivisions	270	1.06	2.47	439	1.75	2.50
	$25,550	100.00%	100.00%	$25,160	100.00%	100.00%

	2011
Agricultural	$1,354	4.49%	4.05%
Commercial and financial	6,429	21.32	8.46
Real estate:
Construction, 1 to 4 family residential	564	1.87	1.32
Construction, land development and commercial	4,430	14.69	4.99
Mortgage, farmland	1,411	4.68	5.90
Mortgage, 1 to 4 family first liens	7,037	23.34	34.16
Mortgage, 1 to 4 family junior liens	2,014	6.68	6.20
Mortgage, multi-family	1,888	6.26	13.17
Mortgage, commercial	4,262	14.14	18.69
Loans to individuals	371	1.24	1.22
Obligations of state and political subdivisions	390	1.29	1.84
	$30,150	100.00%	100.00%

The Company believes that the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio.  However, if economic conditions deteriorate, certain borrowers may experience difficulty and the level of impaired loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses.   The Company will continue to monitor the adequacy of the allowance on a quarterly basis and will consider the impact of economic conditions on the borrowers’ ability to repay, loan collateral values, past collection experience, the risk characteristics of the loan portfolio and such other factors that deserve current recognition.

Noninterest Income

The following table sets forth the various categories of noninterest income for the year ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,			$ Change		% Change
	2015	2014	2013	2015/2014	2014/2013	2015/2014	2014/2013
	(Amounts in thousands)
Net gain on sale of loans	$1,439	$894	$1,925	$545	$(1,031)	60.96%	(53.56)%
Trust fees	6,565	6,065	5,294	500	771	8.24	14.56
Service charges and fees	8,336	8,025	7,805	311	220	3.88	2.82
Rental revenue on tax credit real estate	1,688	1,490	1,511	198	(21)	13.29	(1.39)
Net gain on sale of other real estate owned and other repossessed assets	162	386	183	(224)	203	(58.03)	110.93
Other noninterest income	2,612	2,496	2,487	116	9	4.65	0.36
	$20,802	$19,356	$19,205	$1,446	$151	7.47%	0.79%

The noninterest income of the Company was $20.80 million in 2015 compared to $19.36 million in 2014.  The increase of $1.45 million in 2015 was the result of a combination of factors discussed below.  In 2014, the total noninterest income increased $0.15 million from 2013.

The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The gain was $1.44 million in 2015, $0.89 million in 2014 and $1.93 million in 2013.  The dollar volume of loans sold in 2015 was approximately 146.60% of the volume in 2014 and 82.09% of the activity experienced in 2013.  The volume of activity in these types of loans is directly related to the level of interest rates and the number of new home sales and refinancings. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.50 million to $6.57 million in 2015.  Trust fees increased $0.77 million in 2014.  As of December 31, 2015, the Bank’s Trust Department had $1.272 billion in assets under management compared to $1.298 billion and $1.200 billion at December 31, 2014 and 2013, respectively.  Trust fees are based on total assets under management.  The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 61.00% of assets under management.  In 2015, the Dow Jones Industrial Average decreased 2.23%.  The market value of the Dow Jones Industrial Average increased over 7.52% in 2014 and increased over 26.50% in 2013.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.22 million to $0.16 million for the year ended December 31, 2015.  The total net gain on sale of other real estate owned consisted of a $0.11 million fair market value loss adjustment on 8 properties within other real estate owned and a $0.27 million net gain on sale of 15 properties for a net gain of $0.16 million.  During the same period in 2014, the gain consisted of a $0.21 million fair market value loss adjustment on 9 such properties, a $0.60 million net gain on sale of 20 such properties for a net gain of $0.39 million.  The net gain on sale of other real estate owned increased in 2015 due to the value of such sales, fair value adjustments and the volume of property sales.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,			$ Change		% Change
	2015	2014	2013	2015/2014	2014/2013	2015/2014	2014/2013
	(Amounts in thousands)
Salaries and employee benefits	$27,878	$26,450	$24,845	$1,428	$1,605	5.40%	6.46%
Occupancy	3,972	3,807	3,699	165	108	4.33	2.92
Furniture and equipment	5,317	4,975	4,711	342	264	6.87	5.60
Office supplies and postage	1,732	1,546	1,706	186	(160)	12.03	(9.38)
Advertising and business development	3,360	3,073	2,638	287	435	9.34	16.49
Outside services	7,114	6,741	6,782	373	(41)	5.53	(0.60)
Rental expenses on tax credit real estate	2,331	2,189	1,985	142	204	6.49	10.28
FDIC insurance assessment	1,165	1,098	1,016	67	82	6.10	8.07
Other noninterest expense	2,591	1,877	1,896	714	(19)	38.04	(1.00)
	$55,460	$51,756	$49,278	$3,704	$2,478	7.16%	5.03%

Total noninterest expenses were $55.46 and $51.76 million for the years ended December 31, 2015 and 2014, respectively.  The increase is $3.70 million or 7.16% in 2015 and an increase of $2.48 million or 5.03% in 2014.

Salaries and employee benefits increased $1.43 million in 2015. The increase is the result of annual salary increases and hiring additional employees.

Advertising and business development expenses increased $0.29 million in 2015. The increase in expenses in 2015 is the result of an increase of $0.17 million in product promotions and $0.17 million in business promotions expense.

Rental expenses on tax credit real estate increased $0.14 million in 2015.  The increase is the result of an increase in operating expenses of the tax credit real estate in which the Company invests.

Total noninterest expenses were $49.28 million for the year ended December 31, 2013.  The increase in expenses in 2014 was $2.48 million.  This included an increase of $1.61 million in salaries and benefits, which was the direct result of salary adjustments and restricted stock awards increases due to the increase in the appraised value of the Company stock.

Income Taxes

Income tax expense was $12.47, $11.13 and $10.91 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Income taxes as a percentage of income before income taxes were 30.50% in 2015, 29.21% in 2014 and 29.62% in 2013.  The amount of tax credits were $1.43, $1.55 and $1.99 million for 2015, 2014, and 2013, respectively.

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

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $0.84 million as of December 31, 2015.  In 2015, the Company received dividends of $7.36 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $5.85 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $3.45 and $4.01 million for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $309.74 million and $290.10 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 12.42% at December 31, 2015 and 12.43% at December 31, 2014.  As of December 31, 2015, total equity, after deducting the maximum cash value related to the ESOP, was 10.91% of assets compared to 10.95% of assets at the prior year end.

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

On a consolidated basis, 2015 cash flows from operations provided $32.45 million, net increases in deposits provided $55.63 million and FHLB Borrowings provided $85.00 million.  These cash flows were invested in Net Loans of $139.16 million and $60.14 million in purchases of investment securities.  In addition, $7.20 million was used to purchase property and equipment and leasehold improvements.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2015, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $356.32 million (see Note 15 to the Company's Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2015, the Bank can obtain an additional $411.20 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $209.28 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  Other liquidity sources include a $10.00 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2015, 2014 and 2013:

	2015	2014	2013
	(Amounts In Thousands)
Outstanding balance as of December 31	$44,051	$47,499	$42,016
Weighted average interest rate at year end	0.25%	0.26%	0.29%
Maximum month-end balance	73,725	68,572	42,500
Average month-end balance	49,842	42,227	36,579
Weighted average interest rate for the year	0.28%	0.29%	0.31%

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2015, 2014 and 2013:

	2015	2014	2013
	(Amounts In Thousands)
Outstanding balance as of December 31	$225,000	$140,000	$125,000
Weighted average interest rate at year end	3.63%	3.97%	4.41%
Maximum month-end balance	225,000	145,000	185,000
Average month-end balance	161,091	129,521	173,900
Weighted average interest rate for the year	4.04%	4.31%	4.29%

The Bank has off-balance sheet commitments to fund additional borrowings of customers as well as derivative financial instruments, consisting of interest rate swaps as disclosed in Note 17 to the Company's Consolidated Financial Statements.  Contractual commitments to fund loans are met from the proceeds of federal funds sold or investment securities and additional borrowings.  Many of the contractual commitments to extend credit will not be funded because they represent the credit limits on credit cards and home equity lines of credits.

As disclosed in Note 15 to the Company's Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2015:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$225,000	$30,000	$80,000	$115,000	$—
Operating lease obligations	1,128	448	679	1	—
Total contractual obligations:	$226,128	$30,448	$80,679	$115,001	$—
Other commitments:
Lines of credit	$344,602	$270,102	$56,406	$15,039	$3,055
Standby letters of credit	11,718	11,718	—	—	—
Total other commitments	$356,320	$281,820	$56,406	$15,039	$3,055

The Company and the Bank have no additional material commitments or plans that will materially affect liquidity or capital resources.  Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$8,545	$—	$—	$—	$—	$—	$8,545
Federal funds sold	—	—	—	—	—	—	—
Investment securities	—	1,265	7,887	20,278	13,108	233,531	276,069
Loans	9,817	169,408	50,524	88,464	173,982	1,639,042	2,131,237
Total earning assets	18,362	170,673	58,411	108,742	187,090	1,872,573	2,415,851
Sources of funds:
Interest-bearing checking and savings accounts	92,332	—	—	—	—	1,029,024	1,121,356
Certificates of deposit	—	18,312	47,442	53,668	75,947	259,009	454,378
FHLB borrowings	—	—	—	—	30,000	195,000	225,000
Federal funds and repurchase agreements	44,051	—	—	—	—	—	44,051
	136,383	18,312	47,442	53,668	105,947	1,483,033	1,844,785
Other sources, primarily noninterest-bearing	—	—	—	—	—	314,968	314,968
Total sources	136,383	18,312	47,442	53,668	105,947	1,798,001	2,159,753
Interest
Rate Gap	$(118,021)	$152,361	$10,969	$55,074	$81,143	$74,572	$256,098
Cumulative Interest
Rate Gap at December 31, 2015	$(118,021)	$34,340	$45,309	$100,383	$181,526	$256,098
Gap Ratio	0.13	9.32	1.23	2.03	1.77	1.04
Cumulative Gap Ratio	0.13	1.22	1.22	1.39	1.50	1.12

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

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$302,435	$118,843	$152,285	$130,047	$223,300	$236,479	$1,163,389	$1,132,503
Average interest rate	4.44%	4.34%	4.18%	4.29%	4.23%	4.09%	4.26%
Loans, variable:
Balance	$164,185	$103,792	$136,773	$136,046	$226,870	$193,861	$961,527	$995,876
Average interest rate	3.89%	4.33%	4.02%	4.17%	4.09%	4.17%	4.10%
Investments (1):
Balance	$54,411	$41,823	$42,319	$40,882	$23,152	$73,482	$276,069	$276,069
Average interest rate	1.65%	2.18%	2.27%	2.42%	2.67%	2.92%	2.36%
Liabilities:
Liquid deposits (2):
Balance	$—	$—	$—	$—	$—	$—	$1,121,356	$1,121,358
Average interest rate	—%	—%	—%	—%	—%	—%	0.18%
Deposits, certificates:
Balance	$195,369	$113,438	$73,845	$21,821	$49,905	$—	$454,378	$455,483
Average interest rate	1.11%	1.09%	1.26%	1.43%	1.92%	—%	1.23%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 50 through 101.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheets of Hills Bancorporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hills Bancorporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
BKD, LLP
Springfield, Missouri
March 9, 2016

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited Hills Bancorporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework) (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Hills Bancorporation and our report dated March 9, 2016, expressed an unqualified opinion thereon.
BKD, LLP
Springfield, Missouri
March 9, 2016

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(Amounts In Thousands, Except Shares)

ASSETS	2015	2014
Cash and cash equivalents	$35,427	$29,174
Investment securities available for sale at fair value (amortized cost 2015 $261,991; 2014 $256,920) (Notes 1, 2 and 13)	264,235	258,992
Stock of Federal Home Loan Bank	11,834	8,248
Loans held for sale	5,554	4,476
Loans, net of allowance for loan losses (2015 $26,510; 2014 $24,020) (Notes 1, 3, and 12)	2,099,174	1,961,369
Property and equipment, net (Note 4)	33,522	29,071
Tax credit real estate	16,314	17,259
Accrued interest receivable	8,672	8,276
Deferred income taxes, net (Note 10)	11,695	9,938
Other real estate	439	1,213
Goodwill	2,500	2,500
Other assets	4,241	3,802
Total Assets	$2,493,607	$2,334,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$314,968	$288,718
Interest-bearing deposits (Note 5)	1,575,734	1,546,351
Total deposits	1,890,702	1,835,069
Other borrowings (Note 6)	44,051	47,499
Federal Home Loan Bank borrowings (Note 7)	225,000	140,000
Accrued interest payable	846	902
Other liabilities	23,271	20,749
Total Liabilities	2,183,870	2,044,219
Commitments and Contingencies (Notes 9 and 15)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 9)	37,562	34,571
Stockholders' Equity (Note 11)
Common stock, no par value; authorized 20,000,000 shares; issued 2015 10,199,643 shares; 2014 10,177,854 shares	—	—
Paid in capital	43,697	42,925
Retained earnings	294,487	271,924
Accumulated other comprehensive (loss) income (Note 8)	(1,195)	(448)
Unearned ESOP shares	—	(504)
Treasury stock at cost (2015 877,589 shares; 2014 797,422 shares)	(27,252)	(23,798)
Total Stockholders' Equity	309,737	290,099
Less maximum cash obligation related to ESOP shares (Note 9)	37,562	34,571
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	272,175	255,528
Total Liabilities & Stockholders' Equity	$2,493,607	$2,334,318

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2015, 2014 and 2013
(Amounts In Thousands, Except Per Share Amounts)

	2015	2014	2013
Interest income:
Loans, including fees	$87,589	$82,079	$80,230
Investment securities:
Taxable	1,256	1,099	1,254
Nontaxable	3,290	3,368	3,337
Federal funds sold	32	36	74
Total interest income	92,167	86,582	84,895
Interest expense:
Deposits	8,213	9,305	11,112
Other borrowings	149	142	146
FHLB borrowings	6,605	5,590	5,590
Total interest expense	14,967	15,037	16,848
Net interest income	77,200	71,545	68,047
Provision for loan losses (Note 3)	1,655	1,042	1,131
Net interest income after provision for loan losses	75,545	70,503	66,916
Noninterest income:
Net gain on sale of loans	1,439	894	1,925
Trust fees	6,565	6,065	5,294
Service charges and fees	8,336	8,025	7,805
Rental revenue on tax credit real estate	1,688	1,490	1,511
Net gain on sale of other real estate owned and other repossessed assets	162	386	183
Other noninterest income	2,612	2,496	2,487
	20,802	19,356	19,205
Noninterest expenses:
Salaries and employee benefits	27,878	26,450	24,845
Occupancy	3,972	3,807	3,699
Furniture and equipment	5,317	4,975	4,711
Office supplies and postage	1,732	1,546	1,706
Advertising and business development	3,360	3,073	2,638
Outside services	7,114	6,741	6,782
Rental expenses on tax credit real estate	2,331	2,189	1,985
FDIC insurance assessment	1,165	1,098	1,016
Other noninterest expenses	2,591	1,877	1,896
	55,460	51,756	49,278
Income before income taxes	40,887	38,103	36,843
Income taxes (Note 10)	12,469	11,129	10,912
Net income	$28,418	$26,974	$25,931
Earnings per share:
Basic	$3.04	$2.88	$2.76
Diluted	3.04	2.87	2.75

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014 and 2013
(Amounts In Thousands)

	2015	2014	2013
Net income	$28,418	$26,974	$25,931
Other comprehensive (loss) income
Securities:
Net change in unrealized gain (loss) on securities available for sale	$172	$264	$(4,580)
Reclassification adjustment for net (gains) losses realized in net income	—	—	(17)
Income taxes	(65)	(101)	1,758
Other comprehensive income (loss) on securities available for sale	$107	$163	$(2,839)
Derivatives used in cash flow hedging relationships:
Net change in unrealized (loss) gain on derivatives	$(1,384)	$(3,565)	$769
Income taxes	530	1,363	(294)
Other comprehensive (loss) income on cash flow hedges	$(854)	$(2,202)	$475
Other comprehensive loss, net of tax	$(747)	$(2,039)	$(2,364)
Comprehensive income	$27,671	$24,935	$23,567

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2012	$42,241	$229,625	$3,955	$(1,513)	$(18,397)	$(30,715)	$225,196
Issuance of 17,928 shares of common stock	443	—	—	—	—	—	443
Issuance of 4,144 shares of common stock under the employee stock purchase plan	146	—	—	—	—	—	146
Unearned restricted stock compensation	(800)						(800)
Forfeiture of 1,050 shares of common stock	(35)	—	—	—	—	—	(35)
Share-based compensation	28	—	—	—	—	—	28
Income tax benefit related to share-based compensation	92	—	—	—	—	—	92
Change related to ESOP shares	—	—	—	—	—	1,141	1,141
Release of 16,720 shares of common stock under the employee stock ownership plan	79	—	—	505	—	—	584
Net income	—	25,931	—	—	—	—	25,931
Cash dividends ($0.550 per share)	—	(5,186)	—	—	—	—	(5,186)
Purchase of 38,408 shares of common stock	—	—	—	—	(1,387)	—	(1,387)
Other comprehensive loss	—	—	(2,364)	—	—	—	(2,364)
Balance, December 31, 2013	$42,194	$250,370	$1,591	$(1,008)	$(19,784)	$(29,574)	$243,789
Issuance of 25,024 shares of common stock	862	—	—	—	—	—	862
Issuance of 4,184 shares of common stock under the employee stock purchase plan	158	—	—	—	—	—	158
Unearned restricted stock compensation	(464)	—	—	—	—	—	(464)
Forfeiture of 1,142 shares of common stock	(40)	—	—	—	—	—	(40)
Share-based compensation	29	—	—	—	—	—	29
Income tax benefit related to share-based compensation	60	—	—	—	—	—	60
Change related to ESOP shares	—	—	—	—	—	(4,997)	(4,997)
Release of 16,004 shares of common stock under the employee stock ownership plan	126	—	—	504	—	—	630
Net income	—	26,974	—	—	—	—	26,974
Cash dividends ($0.575 per share)	—	(5,420)	—	—	—	—	(5,420)
Purchase of 102,884 shares of common stock	—	—	—	—	(4,014)	—	(4,014)
Other comprehensive loss	—	—	(2,039)	—	—	—	(2,039)
Balance, December 31, 2014	$42,925	$271,924	$(448)	$(504)	$(23,798)	$(34,571)	$255,528
Issuance of 18,314 shares of common stock	807	—	—	—	—	—	807
Issuance of 4,155 shares of common stock under the employee stock purchase plan	172	—	—	—	—	—	172
Unearned restricted stock compensation	(381)	—	—	—	—	—	(381)
Forfeiture of 1,042 shares of common stock	(37)	—	—	—	—	—	(37)
Share-based compensation	29	—	—	—	—	—	29
Income tax benefit related to share-based compensation	8	—	—	—	—	—	8
Change related to ESOP shares	—	—	—	—	—	(2,991)	(2,991)
Release of 15,256 shares of common stock under the employee stock ownership plan	174	—	—	504	—	—	678
Net income	—	28,418	—	—	—	—	28,418
Cash dividends ($0.625 per share)	—	(5,855)	—	—	—	—	(5,855)
Purchase of 80,168 shares of common stock	—	—	—	—	(3,454)	—	(3,454)
Other comprehensive loss	—	—	(747)	—	—	—	(747)
Balance, December 31, 2015	$43,697	$294,487	$(1,195)	$—	$(27,252)	$(37,562)	$272,175
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
(Amounts In Thousands)

	2015	2014	2013
Cash Flows from Operating Activities
Net income	$28,418	$26,974	$25,931
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,748	2,559	2,790
Provision for loan losses	1,655	1,042	1,131
Net gain on sale of investment securities	—	—	(17)
Share-based compensation	29	29	28
Compensation expensed through issuance of common stock	1,657	1,549	997
Excess tax benefits related to share-based compensation	(8)	(60)	(92)
Forfeiture of common stock	(37)	(40)	(35)
Provision for deferred income taxes	(1,292)	(71)	3
Net gain on sale of other real estate owned and other repossessed assets	(162)	(386)	(183)
(Increase) decrease in accrued interest receivable	(396)	(600)	175
Amortization of premium on investment securities, net	647	865	1,089
Decrease in prepaid FDIC insurance	—	—	2,957
(Increase) decrease in other assets	(431)	(19)	2,438
Increase (decrease) in accrued interest and other liabilities	701	852	(743)
Loans originated for sale	(168,188)	(114,725)	(204,875)
Proceeds on sales of loans	168,549	116,070	230,129
Net gain on sales of loans	(1,439)	(894)	(1,925)
Net cash and cash equivalents provided by operating activities	32,451	33,145	59,798
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	50,833	58,094	40,423
Proceeds from sales of investment securities available for sale	—	—	566
Purchases of investment securities available for sale	(60,137)	(79,846)	(58,503)
Loans made to customers, net of collections	(139,164)	(162,658)	(106,941)
Proceeds on sale of other real estate owned and other repossessed assets	640	1,208	1,003
Purchases of property and equipment	(7,199)	(1,794)	(2,002)
Expense from tax credit real estate, net	945	921	565
Net cash and cash equivalents used in investing activities	(154,082)	(184,075)	(124,889)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2015, 2014 and 2013
(Amounts In Thousands)

	2015	2014	2013
Cash Flows from Financing Activities
Net increase in deposits	55,633	125,192	47,333
Net (decrease) increase in short-term borrowings	(3,448)	5,483	3,233
Borrowings from FHLB	188,000	35,000	—
Payments on FHLB Borrowings	(103,000)	(20,000)	—
Borrowings from FRB	4	1	1
Payments on FRB borrowings	(4)	(1)	(1)
Stock options exercised	—	101	175
Excess tax benefits related to share-based compensation	8	60	93
Purchase of treasury stock	(3,454)	(4,014)	(1,387)
Dividends paid	(5,855)	(5,420)	(5,186)
Net cash and cash equivalents provided by financing activities	127,884	136,402	44,261

Increase (Decrease) in cash and cash equivalents	6,253	(14,528)	(19,880)

Cash and cash equivalents:
Beginning of year	29,174	43,702	63,582
End of year	$35,427	$29,174	$43,702

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$8,269	$9,505	$11,371
Interest paid on other obligations	6,754	5,732	5,736
Income taxes paid	13,711	11,546	9,616
Noncash financing activities:
Increase (decrease) in maximum cash obligation related to ESOP shares	$2,991	$4,997	$(1,141)
Transfers to other real estate owned	305	2,470	1,090
Sale and financing of other real estate owned	601	976	475

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Activities and Significant Accounting Policies

Nature of activities:  Hills Bancorporation (the "Company") is a holding company engaged in the business of commercial banking.  The Company's subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion and Washington, Iowa.

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2015 may change in the near-term and the effect could be material to the consolidated financial statements.

Principles of consolidation:  The consolidated financial statements include the accounts of the Company and its subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition: Interest income on loans and investment securities is recognized on the accrual method. Loan origination fees of mortgage loans originated for sale are recognized when the loans are sold. Trust fees, deposit account service charges and other fees are recognized when the services are provided or when customers use the services.

Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2015 and 2014, cash equivalents consisted primarily of deposits with other banks.

Investment securities:  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2015 or 2014.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2015, none of the Company’s nonaccrual loans were earning interest on a cash basis.

Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

Troubled debt restructurings (“TDR loans”):  A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses to the Company.  A loan that is modified at a market rate of interest is no longer classified as troubled debt restructuring in the quarter following the modification if the borrower is no longer experiencing financial difficulties.  Performance prior to the restructuring is considered when assessing whether the borrower can

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

meet the new terms.  At the time of restructuring, loans included in a troubled debt restructuring may be considered nonaccrual loans.  TDR loans are returned to accrual status under the same criteria noted under loans above.

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

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all which are affordable housing projects as of December 31, 2015.  The Bank has a 99% or greater limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The properties are recorded at cost less accumulated depreciation.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2015, the Company had no material unrecognized tax benefits.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative financial instruments:  The Bank uses interest rate swaps as part of its interest rate risk management.  Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815 establishes accounting and reporting standards for derivative instruments and hedging activities.  The Bank records all interest rate swaps on the balance sheet at fair value.  Derivatives used to hedge the exposure to variability in expected future cash flows are considered cash flow hedges.  To qualify for hedge accounting, the Bank must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of the hedging relationship.

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

The following table presents calculations of earnings per share:

	Year Ended December 31,
	2015	2014	2013
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	9,380,432	9,455,250	9,424,656
Weighted average number of net shares redeemed	(36,296)	(67,022)	(4,220)
Weighted average shares outstanding (basic)	9,344,136	9,388,228	9,420,436
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	5,391	4,700	7,270
Weighted average number of shares (diluted)	9,349,527	9,392,928	9,427,706
Net income	$28,418	$26,974	$25,931
Earnings per share:
Basic	$3.04	$2.88	$2.76
Diluted	$3.04	$2.87	$2.75

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If it does, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The adoption of ASU 2015-05 by the Company is not expected to have a material impact.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 created Subtopic 321-10, Investments-Equity Securities which is applicable to all entities except those in industries that account for substantially all investments at fair value through earnings or the change in net assets. Under this new subtopic, equity securities are generally required to be measured at fair value with unrealized holding gains and losses reflected in net income. ASU 2016-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The adoption of ASU 2016-01 by the Company is not expected to have a material impact.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities

The carrying values of investment securities at December 31, 2015 and December 31, 2014 are summarized in the following table (Amounts in Thousands):

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$24,978	9.45%	$22,333	8.62%
Other securities (FHLB, FHLMC and FNMA)	65,328	24.72%	67,691	26.14%
State and political subdivisions	173,929	65.83%	168,968	65.24%
Total securities available for sale	$264,235	100.00%	$258,992	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2015 or 2014.  The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2015:
U.S. Treasury	$24,893	$92	$(7)	$24,978
Other securities (FHLB, FHLMC and FNMA)	65,400	81	(153)	65,328
State and political subdivisions	171,698	2,375	(144)	173,929
Total	$261,991	$2,548	$(304)	$264,235
December 31, 2014:
U.S. Treasury	$22,351	$18	$(36)	$22,333
Other securities (FHLB, FHLMC and FNMA)	67,644	147	(100)	67,691
State and political subdivisions	166,925	2,499	(456)	168,968
Total	$256,920	$2,664	$(592)	$258,992

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2015, were as follows (Amounts in Thousands):

	Amortized Cost	Fair Value
Due in one year or less	$42,538	$42,577
Due after one year through five years	146,953	148,176
Due after five years through ten years	70,672	71,653
Due over ten years	1,828	1,829
Total	$261,991	$264,235

As of December 31, 2015, investment securities with a carrying value of $69.52 million were pledged to collateralize repurchase agreements, derivative financial instruments and other borrowings.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (Amounts in Thousands):

	2015	2014	2013
Sales proceeds	$—	$—	$566
Gross realized gains	—	—	17
Gross realized losses	—	—	—

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2015
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	3	$7,455	$(7)	0.09%	—	$—	$—	—%	3	$7,455	$(7)	0.09%
Other securities (FHLB, FHLMC and FNMA)	15	36,830	(153)	0.42%	—	—	—	—%	15	36,830	(153)	0.42%
State and political subdivisions	56	13,557	(70)	0.52%	27	5,633	(74)	1.31%	83	19,190	(144)	0.75%
Total temporarily impaired securities	74	$57,842	$(230)	0.40%	27	$5,633	$(74)	1.31%	101	$63,475	$(304)	0.48%

	Less than 12 months				12 months or more				Total
2014
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	5	$12,396	$(36)	0.29%	—	$—	$—	—%	5	$12,396	$(36)	0.29%
Other securities (FHLB, FHLMC and FNMA)	10	24,382	(100)	0.41	—	—	—	—	10	24,382	(100)	0.41%
State and political subdivisions	91	21,724	(124)	0.57	78	16,154	(332)	2.06	169	37,878	(456)	1.20%
Total temporarily impaired securities	106	$58,502	$(260)	0.44%	78	$16,154	$(332)	2.06%	184	$74,656	$(592)	0.79%

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans

Classes of loans are as follows:

	December 31,
	2015	2014
	(Amounts In Thousands)
Agricultural	$101,588	$97,645
Commercial and financial	184,199	174,738
Real estate:
Construction, 1 to 4 family residential	51,346	45,949
Construction, land development and commercial	83,121	77,020
Mortgage, farmland	187,856	162,503
Mortgage, 1 to 4 family first liens	727,160	672,674
Mortgage, 1 to 4 family junior liens	117,873	110,284
Mortgage, multi-family	271,974	245,213
Mortgage, commercial	323,409	321,601
Loans to individuals	24,019	21,342
Obligations of state and political subdivisions	52,371	55,729
	2,124,916	1,984,698
Net unamortized fees and costs	768	691
	2,125,684	1,985,389
Less allowance for loan losses	26,510	24,020
	$2,099,174	$1,961,369

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for loan losses and the allowance for loan loss balance applicable to impaired loans and the related loan balance of impaired loans for the year ended December 31, 2015, 2014 and 2013 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2015
Allowance for loan losses:
Beginning balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Charge-offs	(325)	(526)	(285)	—	(1,108)	(723)	(438)	(3,405)
Recoveries	123	1,370	501	6	762	1,310	168	4,240
Provision	769	(558)	(177)	664	1,099	(559)	417	1,655
Ending balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Ending balance, individually evaluated for impairment	$1	$324	$22	$—	$326	$110	$100	$883
Ending balance, collectively evaluated for impairment	$3,081	$4,193	$2,258	$3,342	$7,846	$4,113	$794	$25,627
Loan balances:
Ending balance	$101,588	$184,199	$134,467	$187,856	$845,033	$595,383	$76,390	$2,124,916
Ending balance, individually evaluated for impairment	$1,710	$2,110	$954	$2,233	$5,926	$3,228	$100	$16,261
Ending balance, collectively evaluated for impairment	$99,878	$182,089	$133,513	$185,623	$839,107	$592,155	$76,290	$2,108,655

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2014
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(174)	(3,388)	(250)	—	(1,195)	(217)	(325)	(5,549)
Recoveries	66	1,128	390	—	870	377	146	2,977
Provision	(229)	1,758	(817)	115	680	(752)	287	1,042
Ending balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Ending balance, individually evaluated for impairment	$44	$9	$28	$12	$52	$9	$—	$154
Ending balance, collectively evaluated for impairment	$2,471	$4,222	$2,213	$2,660	$7,367	$4,186	$747	$23,866
Loan balances:
Ending balance	$97,645	$174,738	$122,969	$162,503	$782,958	$566,814	$77,071	$1,984,698
Ending balance, individually evaluated for impairment	$1,844	$2,709	$560	$2,318	$3,826	$9,512	$—	$20,769
Ending balance, collectively evaluated for impairment	$95,801	$172,029	$122,409	$160,185	$779,132	$557,302	$77,071	$1,963,929

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2013
Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	—	(1,692)	(245)	—	(887)	(356)	(166)	(3,346)
Recoveries	35	1,002	323	—	618	464	163	2,605
Provision	1,164	850	(335)	811	(755)	(425)	(179)	1,131
Ending balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Ending balance, individually evaluated for impairment	$3	$16	$—	$14	$66	$205	$—	$304
Ending balance, collectively evaluated for impairment	$2,849	$4,717	$2,918	$2,543	$6,998	$4,582	$639	$25,246
Loan balances:
Ending balance	$82,138	$166,102	$99,491	$142,685	$711,472	$559,277	$64,991	$1,826,156
Ending balance, individually evaluated for impairment	$120	$2,407	$1,410	$284	$4,542	$17,763	$—	$26,526
Ending balance, collectively evaluated for impairment	$82,018	$163,695	$98,081	$142,401	$706,930	$541,514	$64,991	$1,799,630

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2015:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2015
Grade:
Excellent	$1,786	$3,298	$—	$260
Good	15,959	38,764	1,898	11,570
Satisfactory	36,819	102,188	34,357	52,731
Monitor	18,064	27,181	8,684	11,550
Special Mention	25,356	8,231	5,842	6,542
Substandard	3,604	4,537	565	468
Total	$101,588	$184,199	$51,346	$83,121

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
2015
Grade:
Excellent	$2,559	$426	$—	$6,651
Good	31,186	15,773	2,992	64,002
Satisfactory	112,038	620,731	107,091	166,193
Monitor	27,304	55,499	4,198	29,732
Special Mention	11,181	16,237	1,846	4,873
Substandard	3,588	18,494	1,746	523
Total	$187,856	$727,160	$117,873	$271,974

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2015
Grade:
Excellent	$12,484	$—	$2,365	$29,829
Good	81,305	70	37,045	300,564
Satisfactory	187,728	23,197	12,425	1,455,498
Monitor	32,141	285	518	215,156
Special Mention	6,183	198	—	86,489
Substandard	3,568	269	18	37,380
Total	$323,409	$24,019	$52,371	$2,124,916

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2014:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2014
Grade:
Excellent	$1,375	$4,820	$—	$276
Good	13,214	37,941	6,893	13,875
Satisfactory	51,107	94,158	27,738	47,852
Monitor	15,243	20,445	8,435	2,811
Special Mention	13,070	11,031	1,881	11,870
Substandard	3,636	6,343	1,002	336
Total	$97,645	$174,738	$45,949	$77,020

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
2014
Grade:
Excellent	$2,867	$474	$—	$7,011
Good	36,680	22,094	2,875	73,852
Satisfactory	103,552	571,546	99,095	111,650
Monitor	11,754	41,805	3,377	35,812
Special Mention	4,721	18,428	2,520	16,611
Substandard	2,929	18,327	2,417	277
Total	$162,503	$672,674	$110,284	$245,213

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2014
Grade:
Excellent	$15,416	$87	$2,440	$34,766
Good	87,612	94	43,108	338,238
Satisfactory	178,069	20,465	10,181	1,315,413
Monitor	25,165	251	—	165,098
Special Mention	9,371	353	—	89,856
Substandard	5,968	92	—	41,327
Total	$321,601	$21,342	$55,729	$1,984,698

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past due loans as of December 31, 2015 and 2014 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2015
Agricultural	$3,064	$961	$—	$4,025	$97,563	$101,588	$—
Commercial and financial	854	71	1,312	2,237	181,962	184,199	—
Real estate:
Construction, 1 to 4 family residential	—	—	214	214	51,132	51,346	—
Construction, land development and commercial	—	—	88	88	83,033	83,121	—
Mortgage, farmland	320	88	—	408	187,448	187,856	—
Mortgage, 1 to 4 family first liens	4,526	1,192	2,085	7,803	719,357	727,160	406
Mortgage, 1 to 4 family junior liens	250	13	110	373	117,500	117,873	—
Mortgage, multi-family	135	—	113	248	271,726	271,974	—
Mortgage, commercial	1,033	—	331	1,364	322,045	323,409	61
Loans to individuals	158	40	—	198	23,821	24,019	—
Obligations of state and political subdivisions	—	—	—	—	52,371	52,371	—
	$10,340	$2,365	$4,253	$16,958	$2,107,958	$2,124,916	$467

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2014
Agricultural	$310	$99	$—	$409	$97,236	$97,645	$—
Commercial and financial	397	14	1,048	1,459	173,279	174,738	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	45,949	45,949	—
Construction, land development and commercial	937	—	—	937	76,083	77,020	—
Mortgage, farmland	753	—	—	753	161,750	162,503	—
Mortgage, 1 to 4 family first liens	3,594	1,656	1,582	6,832	665,842	672,674	348
Mortgage, 1 to 4 family junior liens	181	12	244	437	109,847	110,284	—
Mortgage, multi-family	—	21	—	21	245,192	245,213	—
Mortgage, commercial	359	557	34	950	320,651	321,601	—
Loans to individuals	27	—	—	27	21,315	21,342	—
Obligations of state and political subdivisions	—	—	—	—	55,729	55,729	—
	$6,558	$2,359	$2,908	$11,825	$1,972,873	$1,984,698	$348

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more increased $0.12 million from December 31, 2014 to December 31, 2015.  As of December 31, 2015 and 2014, accruing loans past due 90 days or more were 0.02% and 0.02% of total loans, respectively.  The average balance of the past due loans also increased in 2015 as compared to 2014.  The average 90 days or more past due loan balance per loan was $0.09 million as of December 31, 2015 compared to $0.07 million as of December 31, 2014.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain impaired loan information by loan type at December 31, 2015 and 2014 was as follows:

	December 31, 2015			December 31, 2014
	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$—	$—	$1,710	$—	$—	$1,942
Commercial and financial	1,498	—	612	1,343	—	1,366
Real estate:
Construction, 1 to 4 family residential	214	—	473	—	—	431
Construction, land development and commercial	145	—	122	127	—	—
Mortgage, farmland	—	—	2,233	—	—	2,220
Mortgage, 1 to 4 family first liens	3,845	406	1,369	1,912	348	1,199
Mortgage, 1 to 4 family junior liens	279	—	27	369	—	—
Mortgage, multi-family	449	—	—	55	—	5,470
Mortgage, commercial	985	61	1,733	2,275	—	1,712
Loans to individuals	—	—	—	—	—	—
	$7,415	$467	$8,279	$6,081	$348	$14,340

(1)	There were $2.31 million and $2.14 million of TDR loans included within nonaccrual loans as of December 31, 2015 and 2014, respectively.

The Company may modify the terms of a loan to maximize the collection of amounts due.  In most cases, the modification is a reduction in interest rate, conversion to interest only payments or an extension of the maturity date.  The borrower is experiencing financial difficulties or is expected to experience financial difficulties in the near-term, so a concessionary modification is granted to the borrower that would otherwise not be considered.  TDR loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of information for TDR loans as of December 31, 2015 and 2014:

	December 31, 2015
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	7	$1,710	$32
Commercial and financial	8	1,818	241
Real estate:
Construction, 1 to 4 family residential	3	646	138
Construction, land development and commercial	1	122	—
Mortgage, farmland	5	2,233	—
Mortgage, 1 to 4 family first liens	13	1,575	—
Mortgage, 1 to 4 family junior liens	2	36	—
Mortgage, multi-family	1	71	—
Mortgage, commercial	10	2,381	—
Loans to individuals	—	—	—
	50	$10,592	$411

	December 31, 2014
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	9	$1,942	$272
Commercial and financial	13	2,202	53
Real estate:
Construction, 1 to 4 family residential	3	431	111
Construction, land development and commercial	1	127	—
Mortgage, farmland	4	2,220	—
Mortgage, 1 to 4 family first liens	11	1,467	—
Mortgage, 1 to 4 family junior liens	1	225	65
Mortgage, multi-family	2	5,470	—
Mortgage, commercial	8	2,398	—
Loans to individuals	—	—	—
	52	$16,482	$501

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of TDR loans that were modified during the year ended December 31, 2015 and 2014 was as follows:

	December 31, 2015
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	3	$279	$163
Commercial and financial	2	676	663
Real estate:
Construction, 1 to 4 family residential	1	277	277
Construction, land development and commercial	—	—	—
Mortgage, farmland	2	513	399
Mortgage, 1 to 4 family first liens	4	353	353
Mortgage, 1 to 4 family junior liens	2	41	41
Mortgage, multi-family	1	71	71
Mortgage, commercial	2	144	144
Loans to individuals	—	—	—
	17	$2,354	$2,111

	December 31, 2014
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	8	$2,033	$2,033
Commercial and financial	5	803	803
Real estate:
Construction, 1 to 4 family residential	3	443	431
Construction, land development and commercial	1	132	132
Mortgage, farmland	3	2,007	2,007
Mortgage, 1 to 4 family first liens	3	433	433
Mortgage, 1 to 4 family junior liens	1	225	225
Mortgage, multi-family	—	—	—
Mortgage, commercial	1	319	319
Loans to individuals	—	—	—
	25	$6,395	$6,383

The Bank has commitments to lend additional borrowings to TDR loan customers.  These commitments are in the normal course of business and allow the borrowers to build pre-sold homes and commercial property which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

There were no TDR loans modified during the year that were in payment default (defined as past due 90 days or more) as of December 31, 2015 or 2014.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2015 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2015
With no related allowance recorded:
Agricultural	$1,609	$1,773	$—	$1,620	$80
Commercial and financial	1,263	1,981	—	1,421	5
Real estate:
Construction, 1 to 4 family residential	238	238	—	173	5
Construction, land development and commercial	210	314	—	231	6
Mortgage, farmland	2,233	2,351	—	2,305	110
Mortgage, 1 to 4 family first liens	3,558	4,419	—	3,806	48
Mortgage, 1 to 4 family junior liens	189	500	—	204	—
Mortgage, multi-family	157	226	—	175	—
Mortgage, commercial	1,831	3,018	—	1,839	50
Loans to individuals	—	20	—	—	—
	$11,288	$14,840	$—	$11,774	$304
With an allowance recorded:
Agricultural	$101	$101	$1	$106	$5
Commercial and financial	847	847	324	990	30
Real estate:
Construction, 1 to 4 family residential	449	461	9	449	12
Construction, land development and commercial	57	58	13	58	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	2,062	2,156	306	2,133	36
Mortgage, 1 to 4 family junior liens	117	270	20	179	1
Mortgage, multi-family	292	332	58	316	—
Mortgage, commercial	948	1,030	52	974	38
Loans to individuals	100	100	100	67	4
	$4,973	$5,355	$883	$5,272	$126
Total:
Agricultural	$1,710	$1,874	$1	$1,726	$85
Commercial and financial	2,110	2,828	324	2,411	35
Real estate:
Construction, 1 to 4 family residential	687	699	9	622	17
Construction, land development and commercial	267	372	13	289	6
Mortgage, farmland	2,233	2,351	—	2,305	110
Mortgage, 1 to 4 family first liens	5,620	6,575	306	5,939	84
Mortgage, 1 to 4 family junior liens	306	770	20	383	1
Mortgage, multi-family	449	558	58	491	—
Mortgage, commercial	2,779	4,048	52	2,813	88
Loans to individuals	100	120	100	67	4
	$16,261	$20,195	$883	$17,046	$430

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2014 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2014
With no related allowance recorded:
Agricultural	$1,634	$1,696	$—	$1,496	$71
Commercial and financial	2,076	3,695	—	1,930	29
Real estate:
Construction, 1 to 4 family residential	89	89	—	44	1
Construction, land development and commercial	128	220	—	142	—
Mortgage, farmland	2,040	2,040	—	1,897	90
Mortgage, 1 to 4 family first liens	2,951	3,705	—	2,980	47
Mortgage, 1 to 4 family junior liens	369	673	—	386	—
Mortgage, multi-family	5,525	5,632	—	5,598	249
Mortgage, commercial	3,290	4,588	—	3,534	53
Loans to individuals	—	20	—	—	—
	$18,102	$22,358	$—	$18,007	$540
With an allowance recorded:
Agricultural	$210	$247	$44	$220	$11
Commercial and financial	633	633	9	694	36
Real estate:
Construction, 1 to 4 family residential	343	354	28	348	19
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	278	278	12	281	14
Mortgage, 1 to 4 family first liens	506	596	52	526	22
Mortgage, 1 to 4 family junior liens	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	697	697	9	706	37
Loans to individuals	—	—	—	—	—
	$2,667	$2,805	$154	$2,775	$139
Total:
Agricultural	$1,844	$1,943	$44	$1,716	$82
Commercial and financial	2,709	4,328	9	2,624	65
Real estate:
Construction, 1 to 4 family residential	432	443	28	392	20
Construction, land development and commercial	128	220	—	142	—
Mortgage, farmland	2,318	2,318	12	2,178	104
Mortgage, 1 to 4 family first liens	3,457	4,301	52	3,506	69
Mortgage, 1 to 4 family junior liens	369	673	—	386	—
Mortgage, multi-family	5,525	5,632	—	5,598	249
Mortgage, commercial	3,987	5,285	9	4,240	90
Loans to individuals	—	20	—	—	—
	$20,769	$25,163	$154	$20,782	$679

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2013 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2013
With no related allowance recorded:
Agricultural	$—	$—	$—	$—	$—
Commercial and financial	1,602	3,140	—	1,645	45
Real estate:
Construction, 1 to 4 family residential	1,270	2,974	—	1,727	4
Construction, land development and commercial	140	140	—	229	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	2,597	3,542	—	2,691	24
Mortgage, 1 to 4 family junior liens	177	451	—	198	—
Mortgage, multi-family	456	1,068	—	666	—
Mortgage, commercial	2,494	5,303	—	2,793	46
Loans to individuals	—	20	—	—	—
	$8,736	$16,638	$—	$9,949	$119
With an allowance recorded:
Agricultural	$120	$120	$3	$123	$5
Commercial and financial	805	838	16	871	46
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	284	284	14	289	14
Mortgage, 1 to 4 family first liens	1,768	1,897	66	1,821	79
Mortgage, 1 to 4 family junior liens	—	—	—	—	—
Mortgage, multi-family	5,608	5,608	188	5,673	255
Mortgage, commercial	9,205	9,205	17	9,300	535
Loans to individuals	—	—	—	—	—
	$17,790	$17,952	$304	$18,077	$934
Total:
Agricultural	$120	$120	$3	$123	$5
Commercial and financial	2,407	3,978	16	2,516	91
Real estate:
Construction, 1 to 4 family residential	1,270	2,974	—	1,727	4
Construction, land development and commercial	140	140	—	229	—
Mortgage, farmland	284	284	14	289	14
Mortgage, 1 to 4 family first liens	4,365	5,439	66	4,512	103
Mortgage, 1 to 4 family junior liens	177	451	—	198	—
Mortgage, multi-family	6,064	6,676	188	6,339	255
Mortgage, commercial	11,699	14,508	17	12,093	581
Loans to individuals	—	20	—	—	—
	$26,526	$34,590	$304	$28,026	$1,053

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans decreased by $4.61 million from December 31, 2014 to December 31, 2015.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is due mainly to a decrease in TDR Loans of $6.06 million from December 31, 2014 to December 31, 2015. The net decrease in TDR loans is primarily the result of loans reclassified from TDR loans as a result of the borrowers not experiencing financial difficulty and no concessions granted to the borrower when the loan was modified during the year ended December 31, 2015.

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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans,

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include changes in lending policies and procedures; changes in national and local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of lending management and staff; changes in the quality of the Bank's loan review system; the existence and effect of concentrations of credit; and the effect of any other identified external factors.

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.   Although management believes the levels of the allowance for loan losses as of December 31, 2015 and 2014 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Note 4.	Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2015	2014
	(Amounts In Thousands)
Land	$8,996	$7,835
Buildings and improvements	33,178	29,402
Furniture and equipment	29,549	27,298
	71,723	64,535
Less accumulated depreciation	38,201	35,464
Net	$33,522	$29,071

Note 5.	Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2015	2014
	(Amounts In Thousands)
NOW and other demand	$477,241	$450,486
Savings	644,115	588,781
Time, $100,000 and over	157,331	177,795
Other time	297,047	329,289
	$1,575,734	$1,546,351

Brokered deposits totaled $62.74 million and $64.49 million as of December 31, 2015 and 2014, respectively with an average interest rate of 0.42% and 0.39% as of December 31, 2015 and 2014, respectively.  As of December 31, 2015, brokered deposits of $54.01 million are included in savings deposits and $8.73 million are included in time deposits.  At December 31, 2014, brokered deposits of $55.48 million were included in savings deposits and $9.01 million were included in time deposits. Brokered time deposits in increments greater than $100,000 as of December 31, 2015 and 2014 were $6.97 million and $7.25 million, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time deposits have a maturity as follows:

	December 31,
	2015	2014
	(Amounts In Thousands)
Due in one year or less	$195,369	$243,316
Due after one year through two years	113,438	128,927
Due after two years through three years	73,845	74,493
Due after three years through four years	21,821	43,490
Due over four years	49,905	16,858
	$454,378	$507,084

Note 6.	Other Borrowings

The following table sets forth selected information for other borrowings each of which having a maturity of less than one year:

	December 31,
	2015	2014
	(Amounts In Thousands)
Federal funds purchased, secured by other securities (FHLB, FHLMC and FNMA)	$—	$6,945
Repurchase agreements with customers, renewable daily, interest payable monthly, secured by other securities (FHLB, FHLMC and FNMA)	44,051	40,554
	$44,051	$47,499

The weighted average interest rate on other borrowings outstanding as of December 31, 2015 and 2014 was 0.25% and 0.26%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of investment securities.  The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate.  The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers.  At December 31, 2015, $44.05 million of securities sold under repurchase agreements with a weighted average interest rate of 0.26%, maturing in 2015, were collateralized by investment securities having an amortized cost of $59.51 million.

As of December 31, 2015 and 2014, all of the Company's sales of securities under agreements to repurchase had overnight contractual maturities. The securities underlying the agreements are book-entry securities issues by U.S. government sponsored agencies, held in safekeeping with a third party custodian and pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors' interest in the securities.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Federal Home Loan Bank Borrowings

As of December 31, 2015 and 2014, the borrowings were as follows:

	2015	2014
(Effective interest rates as of December 31, 2014)	(Amounts In Thousands)
Due 2015, 0.28%	$—	$15,000
Due 2016, 4.46% to 4.66%	30,000	45,000
Due 2017, 4.09% to 4.89%	60,000	60,000
Due 2018, 3.65%	20,000	20,000
Due 2020, 3.05%	25,000	—
Due 2025, 2.54% to 3.07%	90,000	—
	$225,000	$140,000

The $15.00 million borrowing due in 2015 was an overnight borrowing. The borrowings due in 2016, 2017 and 2018 are callable by the FHLB with call dates during 2016.  The advances are unlikely to be called unless rates would increase significantly.  The borrowings with the FHLB have prepayment fees associated with them; therefore, the Company cannot prepay without incurring fees.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $11.83 million and $8.25 million at December 31, 2015 and 2014, respectively.  Collateral is provided by the Company’s 1 to 4 family mortgage loans totaling $303.75 million at December 31, 2015 and $189.00 million at December 31, 2014.  The Company also has the ability to borrow against commercial real estate and multi-family loans totaling $184.59 million as of December 31, 2015 and $185.28 million as of December 31, 2014 and there was $0 borrowed against this collateral as of December 31, 2015 or 2014.

Note 8.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2015	2014
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$2,244	$2,072
Net unrealized (loss) gain on derivatives used for cash flow hedges	(4,180)	(2,796)
Tax effect	741	276
Net-of-tax amount	$(1,195)	$(448)

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2015, 2014 and 2013, were as follows:

	Amounts reclassified from AOCI			Affected Line Item in the Statements of Income
	2015	2014	2013
	(amounts in thousands)
Unrealized gains (losses) on available-for-sale securities	$—	$—	$17	Other noninterest income
Tax effect	—	—	(7)	Tax (expense) benefit
Total reclassification out of AOCI	$—	$—	$10

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in a year is $10,000.  During the year ended December 31, 2015, 4,155 shares of stock were purchased by employees of the Bank through the ESPP.  4,184 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2014.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.72 million, $1.61 million and $1.57 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The 2015, 2014 and 2013 discretionary contribution rates were 9% of qualified salaries.

During the year ended December 31, 2011, the ESOP purchased an additional 80,056 shares of common stock in the Company with a loan from the Company.  The note payable bears interest at the prime rate subject to a floor of 5.0% with principal and interest payable annually for five consecutive years.  The loan is collateralized by the unreleased shares of stock purchased as well as a certificate of deposit the Company holds at the Bank in the original amount of the note.  The note payable and certificate of deposit are not included in the consolidated balance sheets. There was no interest income or expense recognized in the consolidated statements of income. The note was paid off during the year ended December 31, 2015.

When the note payable is repaid by the ESOP, shares are released from collateral and allocated to qualified employees based on the proportion of principal and interest paid in the year to total principal and interest payments anticipated for the life of the loan.  The number of shares released from collateral totaled 15,256, 16,004 and 16,720 shares for the years ended December 31, 2015, 2014 and 2013, respectively. The shares pledged as collateral are reported as a reduction of stockholder’s equity in the consolidated balance sheet.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense totaled $0.17 million, $0.13 million and $0.09 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unallocated shares were 0, 15,256 and 31,260 as of December 31, 2015, 2014 and 2013, respectively. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings.  Dividends on unallocated ESOP shares were used to reduce debt.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2015 and 2014, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2015	2014
Shares held by the ESOP	844,088	838,088
Fair value per share	$44.50	$41.25
Maximum cash obligation	$37,562,000	$34,571,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company did not make a profit sharing plan contribution in the years ended December 31, 2015, 2014, and 2013. The Company made matching contributions under its 401(k) plan of $0.16 million in 2015, $0.16 million in 2014, and $0.15 million in 2013 and each such amount is included in salaries and employee benefits expense.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$5.37 million and $5.04 million at December 31, 2015 and 2014, respectively.  Expense related to the deferred compensation plan was $0.49 million for 2015, $0.54 million for 2014 and $0.39 million for 2013 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $2.44 million and $2.26 million at December 31, 2015 and 2014, respectively.  Expense related to the directors’ deferred compensation plan was $0.21 million for 2015, $0.23 million for 2014 and $0.17 million for 2013 and is included in other noninterest expense.

The Company has a Stock Option and Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the plan, the aggregate number of options and shares granted cannot exceed 188,000 shares. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant.  Director options and officers' rights under the plan vest over a five-year period from the date of the grant.

A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2012	35,970	$23.81	4.25	$856
Granted	—
Exercised	(10,710)
Balance, December 31, 2013	25,260	26.98	4.72	681
Granted	—
Exercised	(5,880)
Balance, December 31, 2014	19,380	29.92	5.03	580
Granted	—
Exercised	—
Balance, December 31, 2015	19,380	$29.92	4.03	$580

There were no stock options granted in 2013, 2014 or 2015. The intrinsic value of options exercised was $0.00 million, $0.10 million and $0.18 million for 2015, 2014 and 2013, respectively.

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

	2015	2014
Risk-free interest rate	n/a	n/a
Expected option life	n/a	n/a
Expected volatility	n/a	n/a
Expected dividends	n/a	n/a

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other pertinent information related to the options outstanding at December 31, 2015 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
$26.00	9,160	16 months	9,160
33.00	7,220	76 months	—
34.50	3,000	82 months	—
	19,380		9,160

As of December 31, 2015, the outstanding options have a weighted-average exercise price of $29.92 per share and a weighted average remaining contractual term of 4.03 years.  There was $0.04 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2015.  This cost is expected to be recognized over a weighted-average period of 1.45 years.

As of December 31, 2015, the vested options totaled 9,160 shares with a weighted-average exercise price of $26.00 per share and a weighted-average remaining contractual term of 1.33 years.

As of December 31, 2015, 104,740 shares were available for stock options and awards.  The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock, and it authorized the issuance of 18,314 shares of common stock in 2015, 19,144 shares in 2014 and 7,168 shares in 2013 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2015, 2014 and 2013 was $0.39 million, $0.26 million and $0.21 million, respectively. 10,800 shares of the restricted common stock shares awarded in December 31, 2015 and 2014 are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 10.	Income Taxes

Income taxes for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	2015	2014	2013
	(Amounts In Thousands)
Current:
Federal	$11,559	$9,412	$9,120
State	2,202	1,788	1,789
Deferred:
Federal	(1,114)	(27)	(78)
State	(178)	(44)	81
	$12,469	$11,129	$10,912

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$10,140	$9,188
Deferred compensation	2,909	2,718
Unrealized losses on interest rate swaps	1,599	1,069
Accrued expenses	1,140	1,099
State net operating loss	708	600
Gross deferred tax assets	$16,496	$14,674
Valuation allowance	(708)	(600)
Deferred tax asset, net of valuation allowance	$15,788	$14,074
Deferred income tax liabilities:
Property and equipment	1,910	1,878
Unrealized gains on investment securities	858	793
Goodwill	624	624
Other	701	841
Gross deferred tax liabilities	$4,093	$4,136
Net deferred tax assets	$11,695	$9,938

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2016 and 2035.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2015 and 2014, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized.  The increase in net operating loss carry-forward in 2015 compared to 2014 reflects the additional Iowa income tax net operating loss generated during 2015 less any expiring carry-forward.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance increased by $108,000 and $111,000 for the years ended December 31, 2015 and 2014, respectively.

The net change in the deferred income taxes for the years ended December 31, 2015, 2014 and 2013 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2015	2014	2013
	(Amounts In Thousands)
Consolidated statements of income	$1,292	$71	$(3)
Consolidated statements of stockholders' equity	465	1,262	1,464
	$1,757	$1,333	$1,461

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2015, 2014 and 2013 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2015		2014		2013
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
Expected tax expense	$14,310	35.0%	$13,336	35.0%	$12,895	35.0%
Tax-exempt interest	(1,776)	(4.3)	(1,788)	(4.7)	(1,690)	(4.6)
Interest expense limitation	97	0.2	96	0.3	99	0.3
State income taxes, net of federal income tax benefit	1,316	3.2	1,134	3.0	1,216	3.3
Income tax credits	(1,426)	(3.5)	(1,546)	(4.1)	(1,992)	(5.4)
Other	(52)	(0.1)	(103)	(0.3)	384	1.0
	$12,469	30.5%	$11,129	29.2%	$10,912	29.6%

Federal income tax expense for the years ended December 31, 2015, 2014 and 2013 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2015, 2014, 2013 and 2012, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2015, 2014, 2013 and 2012, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2015 and December 31, 2014.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2015, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2016.

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2015 and 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the Bank's category.

The actual amounts and capital ratios as of December 31, 2015 and 2014, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2015:
Company:
Total risk-based capital	$334,899	15.82%	8.00%	10.00%
Tier 1 risk-based capital	308,432	14.57	6.00	8.00
Tier 1 common equity	308,432	14.57	4.50	6.50
Leverage ratio	308,432	12.53	4.00	5.00
Bank:
Total risk-based capital	335,010	15.83	8.00	10.00
Tier 1 risk-based capital	308,562	14.58	6.00	8.00
Tier 1 common equity	308,562	14.58	4.50	6.50
Leverage ratio	308,562	12.54	4.00	5.00

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2014:
Company:
Total risk-based capital	$310,622	17.21%	8.00%	10.00%
Tier 1 risk-based capital	288,047	15.96	4.00	6.00
Leverage ratio	288,047	12.54	4.00	5.00
Bank:
Total risk-based capital	310,066	17.19	8.00	10.00
Tier 1 risk-based capital	287,504	15.94	5.00	6.00
Leverage ratio	287,504	12.51	4.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8.00%, retained earnings of $131.30 million as of December 31, 2015 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $12.64 million and $0.54 million as of December 31, 2015 and 2014, respectively.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Amounts In Thousands)
Balance, beginning	$19,246	$19,717
Net increase due to change in related parties	—	—
Advances	24,523	11,760
Collections	(16,765)	(12,231)
Balance, ending	$27,004	$19,246

Deposits from these related parties totaled $6.92 million and $6.21 million as of December 31, 2015 and 2014, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2015 are as follows:

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$35,427	$35,427	$35,427	$—	$—
Investment securities	276,069	276,069	—	276,069	—
Loans held for sale	5,554	5,554	—	5,554	—
Loans
Agricultural	98,506	98,530	—	—	98,530
Commercial and financial	179,682	179,649	—	—	179,649
Real estate:
Construction, 1 to 4 family residential	50,480	50,487	—	—	50,487
Construction, land development and commercial	81,707	81,705	—	—	81,705
Mortgage, farmland	184,514	184,640	—	—	184,640
Mortgage, 1 to 4 family first liens	720,229	718,566	—	—	718,566
Mortgage, 1 to 4 family junior liens	116,632	122,173	—	—	122,173
Mortgage, multi-family	270,261	272,446	—	—	272,446
Mortgage, commercial	320,899	319,090	—	—	319,090
Loans to individuals	23,518	23,509	—	—	23,509
Obligations of state and political subdivisions	51,978	51,073	—	—	51,073
Accrued interest receivable	8,672	8,672	—	8,672	—
Total financial instrument assets	$2,424,128	$2,427,590	$35,427	$290,295	$2,101,868
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$314,968	$314,968	$—	$314,968	$—
Interest-bearing deposits	1,575,734	1,577,684	—	1,577,684	—
Other borrowings	44,051	44,051	—	44,051	—
Federal Home Loan Bank borrowings	225,000	226,157	—	226,157	—
Interest rate swaps	4,180	4,180	—	4,180	—
Accrued interest payable	846	846	—	846	—
Total financial instrument liabilities	$2,164,779	$2,167,886	$—	$2,167,886	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$344,602	$—	$—	$—	$—
Letters of credit	11,718	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$356,320	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2014 are as follows:

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$29,174	$29,174	$29,174	$—	$—
Investment securities	267,240	267,240	—	267,240	—
Loans held for sale	4,476	4,476	—	4,476	—
Loans
Agricultural	95,130	95,126	—	—	95,126
Commercial and financial	170,507	171,081	—	—	171,081
Real estate:
Construction, 1 to 4 family residential	45,139	45,159	—	—	45,159
Construction, land development and commercial	75,589	75,623	—	—	75,623
Mortgage, farmland	159,831	159,623	—	—	159,623
Mortgage, 1 to 4 family first liens	666,406	665,428	—	—	665,428
Mortgage, 1 to 4 family junior liens	109,133	115,726	—	—	115,726
Mortgage, multi-family	243,723	246,191	—	—	246,191
Mortgage, commercial	318,896	318,211	—	—	318,211
Loans to individuals	21,043	21,016	—	—	21,016
Obligations of state and political subdivisions	55,281	54,800	—	—	54,800
Accrued interest receivable	8,276	8,276	—	8,276	—
Total financial instrument assets	$2,269,844	$2,277,150	$29,174	$279,992	$1,967,984
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	288,718	288,718	—	288,718	—
Interest-bearing deposits	1,546,351	1,550,974	—	1,550,974	—
Other borrowings	47,499	47,499	—	47,499	—
Federal Home Loan Bank Borrowings	140,000	145,210	—	145,210	—
Interest rate swaps	2,796	2,796	—	2,796	—
Accrued interest payable	902	902	—	902	—
Total financial instrument liabilities	$2,026,266	$2,036,099	$—	$2,036,099	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$334,100	$—	$—	$—	$—
Letters of credit	12,437	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$346,537	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2015.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan is considered impaired, the amount of reserve required under ASC 310, Receivables, is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company's experience in sales and other appraisals of similar property types as well as estimated selling costs. Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support. At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review. These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained. Depending on the length of time since an appraisal was performed, the data provided through reviews and estimated selling costs, collateral values are typically discounted by 0-35%.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$—	$24,978	$—	$24,978
State and political subdivisions	—	173,929	—	173,929
Other securities (FHLB, FHLMC and FNMA)	—	65,328	—	65,328
Derivative Financial Instruments
Interest rate swaps	—	(4,180)	—	(4,180)
Total	$—	$260,055	$—	$260,055

	December 31, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$—	$22,333	$—	22,333
State and political subdivisions	—	168,968	—	168,968
Other securities (FHLB, FHLMC and FNMA)	—	67,691	—	67,691
Derivative Financial Instruments
Interest rate swaps	—	(2,796)	—	(2,796)
Total	$—	$256,196	$—	$256,196

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2015 and 2014.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2015 and 2014, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2015				Year Ended December 31, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,470	$1,470	$116
Commercial and financial	—	—	1,178	1,178	56
Real Estate:
Construction, 1 to 4 family residential	—	—	482	482	161
Construction, land development and commercial	—	—	132	132	35
Mortgage, farmland	—	—	2,233	2,233	—
Mortgage, 1 to 4 family first liens	—	—	4,487	4,487	529
Mortgage, 1 to 4 family junior liens	—	—	286	286	166
Mortgage, multi-family	—	—	391	391	38
Mortgage, commercial	—	—	1,152	1,152	140
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	100	100	69
Total	$—	$—	$11,911	$11,911	$1,310

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014				Year Ended December 31, 2014
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,679	1,679	$25
Commercial and financial	—	—	1,709	$1,709	206
Real Estate:
Construction, 1 to 4 family residential	—	—	315	$315	—
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	2,040	$2,040	—
Mortgage, 1 to 4 family first liens	—	—	2,500	2,500	576
Mortgage, 1 to 4 family junior liens	—	—	369	$369	24
Mortgage, multi-family	—	—	5,525	5,525	—
Mortgage, commercial	—	—	1,918	$1,918	328
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	301	$301	210
Total	$—	$—	$16,356	$16,356	$1,369

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2015 and 2014
(Amounts In Thousands)

ASSETS	2015	2014
Cash and cash equivalents at subsidiary bank	$843	$1,881
Investment in subsidiary bank	309,866	289,556
Other assets	1,553	1,527
Total assets	$312,262	$292,964
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$2,525	$2,361
Redeemable common stock held by ESOP	37,562	34,571
Stockholders' equity:
Capital stock	43,697	42,925
Retained earnings	294,487	271,924
Accumulated other comprehensive (loss) income	(1,195)	(448)
Treasury stock at cost	(27,252)	(23,798)
	309,737	290,603
Less maximum cash obligation related to ESOP shares	37,562	34,571
Total stockholders' equity	272,175	256,032
Total liabilities and stockholders' equity	$312,262	$292,964

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2015, 2014 and 2013
(Amounts In Thousands)

	2015	2014	2013
Dividends received from subsidiary	$7,364	$7,438	$5,213
Other expenses	(713)	(637)	(471)
Income before income tax benefit and equity in undistributed income of subsidiary	6,651	6,801	4,742
Income tax benefit	338	254	141
	6,989	7,055	4,883
Equity in undistributed income of subsidiary	21,429	19,919	21,048
Net income	$28,418	$26,974	$25,931

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
(Amounts In Thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$28,418	$26,974	$25,931
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(21,429)	(19,919)	(21,048)
Share-based compensation	29	29	28
Compensation expensed through issuance of common stock	1,153	1,045	467
Excess tax benefits related to share-based compensation	(8)	(60)	(92)
Forfeiture of common stock	(37)	(40)	(35)
Increase (decrease) in other assets	(27)	(63)	647
Increase in other liabilities	164	170	59
Net cash and cash equivalents provided by operating activities	8,263	8,136	5,957
Cash flows from financing activities:
Stock options exercised	—	101	175
Excess tax benefits related to share-based compensation	8	60	92
Purchase of treasury stock	(3,454)	(4,014)	(1,387)
Dividends paid	(5,855)	(5,420)	(5,186)
Net cash and cash equivalents used by financing activities	(9,301)	(9,273)	(6,306)
Decrease in cash and cash equivalents	(1,038)	(1,137)	(349)
Cash and cash equivalents:
Beginning of year	1,881	3,018	3,367
Ending of year	$843	$1,881	$3,018

Note 15.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $91.17 million.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

Contingencies:  In the normal course of business, the Company and Bank are involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Consolidated Financial Statements.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2015 and 2014 is as follows:

	2015	2014
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$44,376	$40,484
Credit cards	41,518	46,573
Commercial, real estate and home construction	98,613	81,613
Commercial lines and real estate purchase loans	160,095	165,430
Outstanding letters of credit	11,718	12,437

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2015 and 2014, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2015 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2016	$448
2017	317
2018	287
2019	75
2020	1
Thereafter	—
$1,128

Rent expense was $0.35 million, $0.32 million and $0.33 million for the years ended December 31, 2015, 2014 and 2013, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2015
Interest income	$22,214	$23,027	$23,295	$23,631	$92,167
Interest expense	3,635	3,659	3,714	$3,959	14,967
Net interest income	$18,579	$19,368	$19,581	$19,672	$77,200
Provision for loan losses	(62)	517	(95)	1,295	1,655
Other income	4,990	5,506	5,218	5,088	20,802
Other expense	13,199	13,504	13,672	15,085	55,460
Income before income taxes	$10,432	$10,853	$11,222	$8,380	40,887
Income taxes	3,052	3,383	3,537	2,497	12,469
Net income	$7,380	$7,470	$7,685	$5,883	$28,418
Basic earnings per share	$0.79	$0.80	$0.82	$0.63	$3.04
Diluted earnings per share	0.79	0.80	0.82	0.63	3.04
2014
Interest income	$20,865	$21,473	$21,794	$22,450	$86,582
Interest expense	3,850	3,760	3,704	$3,723	15,037
Net interest income	$17,015	$17,713	$18,090	$18,727	$71,545
Provision for loan losses	45	(246)	(1,008)	2,251	1,042
Other income	4,421	4,947	5,247	4,741	19,356
Other expense	12,258	12,537	12,821	14,140	51,756
Income before income taxes	$9,133	$10,369	$11,524	$7,077	38,103
Income taxes	2,389	3,188	3,625	1,927	11,129
Net income	$6,744	$7,181	$7,899	$5,150	$26,974
Basic earnings per share	$0.72	$0.76	$0.85	$0.55	$2.88
Diluted earnings per share	0.72	0.76	0.84	0.55	2.87

Note 17.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $4.18 million of collateral as of December 31, 2015.

Cash Flow Hedges:

The Bank executed two forward-starting interest rate swap transactions on November 7, 2013.  One of the interest rate swap transactions had an effective date of November 9, 2015, and an expiration date of November 9, 2020, effectively converting $25.00 million of variable rate debt to fixed rate debt.  The other interest rate swap transaction has an effective date of November 7, 2016 and an expiration date of November 7, 2023, also to effectively convert $25.00 million of variable rate debt to fixed rate debt.  For

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting purposes, these swap transactions are designated as a cash flow hedge of the changes in cash flows attributable to changes in three-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on an amount of the Bank’s debt principal equal to the then-outstanding swap notional amount.  At inception, the Bank asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow edges as of December 31, 2015 and 2014:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
December 31, 2015
Interest rate swap	$25,000	$(1,501)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,679)	Other Liabilities	11/7/2023

December 31, 2014
Interest rate swap	25,000	$(864)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,932)	Other Liabilities	11/7/2023

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the year ended December 31, 2015 and 2014:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
December 31, 2015
Interest rate swap	$(394)	Interest Expense	$—	Other Income	$—
Interest rate swap	(461)	Interest Expense	—	Other Income	—

December 31, 2014
Interest rate swap	(754)	Interest Expense	—	Other Income	—
Interest rate swap	(1,448)	Interest Expense	—	Other Income	—

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2015.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2015.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

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

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” "Information Concerning Directors other than Nominees," and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 18, 2016 for the Annual Meeting of Stockholders on April 18, 2016.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Shari DeMaris
Treasurer
Hills Bancorporation
131 Main Street
Hills, Iowa  52235

The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	63	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Shari J. DeMaris	46	Ms. DeMaris has held the position of Secretary, Treasurer and Principal Financial Officer since 2012.

Bank
Timothy D. Finer	54	Mr. Finer has held the position of Senior Vice President, Director of Real Estate Lending since 2005.

Marty J. Maiers	58	Mr. Maiers has held the position of Senior Vice President, Director of Retail Banking since 2008.

Steven R. Ropp	55	Mr. Ropp has held the position of Senior Vice President, Director of Commercial Banking since 2008.

Bradford C. Zuber	59	Mr. Zuber has held the position of Senior Vice President, Director of Trust Services since 1987.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors,” and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 18, 2016 for the Annual Meeting of Stockholders on April 18, 2016. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” in the Company’s Definitive Proxy Statement dated March 18, 2016 for the Annual Meeting of Stockholders on April 18, 2016.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2015, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,380	$29.92	104,740
Equity compensation plans not approved by security holders	—	—	—
Total	19,380	$29.92	104,740

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 18, 2016 for the Annual Meeting of Stockholders on April 18, 2016. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 18, 2016 for the Annual Meeting of Shareholders on April 18, 2016, under the heading “Audit Committee – Audit Committee Pre-Approval Policy,” which section is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Page 50-51

		Consolidated balance sheets as of December 31, 2015 and 2014	Page 52

		Consolidated statements of income for the years ended December 31, 2015, 2014, and 2013	Page 53

		Consolidated statements of comprehensive income for the years ended December 31, 2015, 2014 and 2013	Page 54

		Consolidated statements of stockholders' equity for the years ended December 31, 2015, 2014 and 2013	Page 55

		Consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013	Page 56

		Notes to consolidated financial statements	Page 58

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation filed as Exhibit 3.1 in Form 10-K for the year ended December 31, 2014 is incorporated by reference

	3.2	Amended and Restated ByLaws filed as Exhibit 3.2 in Form 10-K for the year ended December 31, 2014 is incorporated by reference.

	10.1	Employee Stock Ownership Plan filed as Exhibit 10(a) in Form 10-K for the year ended December 31, 1993 is incorporated by reference.

	10.2	1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.3	2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

	10.4	Employee Stock Purchase Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

11		Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

21		Subsidiary of the Registrant is attached on Page 109.

23.1		Consent of Independent Registered Public Accounting Firm is attached on Page 110. BKD LLP

31		Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 111-112.

32		Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 113.

101	**
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

HILLS BANCORPORATION

Date:	March 9, 2016	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	March 9, 2016	By: /s/Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date:	March 9, 2016	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 9, 2016	By: /s/Thomas J. Gill
Thomas J. Gill, Director

Date:	March 9, 2016	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 9, 2016	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 9, 2016	By: /s/James A. Nowak
James A. Nowak, Director

Date:	March 9, 2016	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date:	March 9, 2016	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 9, 2016	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 9, 2016	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date:	March 9, 2016	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2015

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2015 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share
	(Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant	109

23.1	Consent of Independent Registered Public Accounting Firm, BKD LLP	110

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	111

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	112

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	113