Form 10-Q
period 2016-03-31
HILLS BANCORPORATION
filed 2016-05-05
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Index

SHARES OUTSTANDING
CLASS	April 30, 2016

Common Stock, no par value	9,289,887

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$133,672	$35,427
Investment securities available for sale at fair value (amortized cost March 31, 2016 $260,649; December 31, 2015 $261,991)	263,911	264,235
Stock of Federal Home Loan Bank	12,624	11,834
Loans held for sale	4,571	5,554
Loans, net of allowance for loan losses (March 31, 2016 $27,130; December 31, 2015 $26,510)	2,111,075	2,099,174
Property and equipment, net	34,414	33,522
Tax credit real estate investment	11,370	16,314
Accrued interest receivable	10,020	8,672
Deferred income taxes, net	12,456	11,695
Other real estate	340	439
Goodwill	2,500	2,500
Other assets	2,535	4,241
Total Assets	$2,599,488	$2,493,607

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$296,922	$314,968
Interest-bearing deposits	1,682,659	1,575,734
Total deposits	$1,979,581	$1,890,702
Other borrowings	45,381	44,051
Federal Home Loan Bank borrowings	240,000	225,000
Accrued interest payable	838	846
Other liabilities	24,153	23,271
Total Liabilities	$2,289,953	$2,183,870

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$37,988	$37,562

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued March 31, 2016 10,202,503 shares; December 31, 2015 10,199,643 shares	$—	$—
Paid in capital	43,889	43,697
Retained earnings	296,127	294,487
Accumulated other comprehensive loss	(1,650)	(1,195)
Treasury stock at cost (March 31, 2016 912,841 shares; December 31, 2015 877,589 shares)	(28,831)	(27,252)
Total Stockholders' Equity	$309,535	$309,737
Less maximum cash obligation related to ESOP shares	37,988	37,562
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$271,547	$272,175
Total Liabilities & Stockholders' Equity	$2,599,488	$2,493,607

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans, including fees	$22,528	$21,080
Investment securities:
Taxable	356	286
Nontaxable	828	843
Federal funds sold	44	5
Total interest income	$23,756	$22,214
Interest expense:
Deposits	$1,921	$2,164
Short-term borrowings	30	17
FHLB borrowings	2,132	1,454
Total interest expense	$4,083	$3,635
Net interest income	$19,673	$18,579
Provision for loan losses	549	(62)
Net interest income after provision for loan losses	$19,124	$18,641
Noninterest income:
Net gain on sale of loans	$289	$308
Trust fees	1,728	1,569
Service charges and fees	2,055	1,946
Rental revenue on tax credit real estate	—	511
Net gain on sale of other real estate owned and other repossessed assets	34	7
Other noninterest income	767	649
	$4,873	$4,990

Noninterest expenses:
Salaries and employee benefits	$6,984	$6,651
Occupancy	1,001	1,015
Furniture and equipment	1,404	1,298
Office supplies and postage	401	441
Advertising and business development	786	774
Outside services	1,776	1,814
Rental expenses on tax credit real estate	—	602
FDIC insurance assessment	303	289
Other noninterest expense	397	315
	$13,052	$13,199
Income before income taxes	$10,945	$10,432
Income taxes	3,245	3,052
Net income	$7,700	$7,380

Earnings per share:
Basic	$0.83	$0.79
Diluted	$0.83	$0.79

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$7,700	$7,380

Other comprehensive income (loss)
Securities:
Net change in unrealized gain on securities available for sale	$1,018	$1,133
Reclassification adjustment for net gains realized in net income	—	—
Income taxes	(390)	(433)
Other comprehensive income on securities available for sale	$628	$700
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	$(1,753)	$(1,092)
Income taxes	670	418
Other comprehensive loss on cash flow hedges	$(1,083)	$(674)

Other comprehensive (loss) income, net of tax	$(455)	$26

Comprehensive income	$7,245	$7,406

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2014	$42,925	$271,924	$(448)	$(504)	$(23,798)	$(34,571)	$255,528
Issuance of 292 shares of common stock	12	—	—	—	—	—	12
Issuance of 1,132 shares of common stock under the employee stock purchase plan	45	—	—	—	—	—	45
Unearned restricted stock compensation	89	—	—	—	—	—	89
Forfeiture of 682 shares of common stock	(22)	—	—	—	—	—	(22)
Share-based compensation	7	—	—	—	—	—	7
Income tax benefit related to share-based compensation	4	—	—	—	—	—	4
Change related to ESOP shares	—	—	—	—	—	(436)	(436)
Net income	—	7,380	—	—	—	—	7,380
Cash dividends ($0.625 per share)	—	(5,855)	—	—	—	—	(5,855)
Purchase of 4,728 shares of common stock	—	—	—	—	(195)	—	(195)
Other comprehensive income	—	—	26	—	—	—	26
Balance, March 31, 2015	$43,060	$273,449	$(422)	$(504)	$(23,993)	$(35,007)	$256,583

Balance, December 31, 2015	$43,697	$294,487	$(1,195)	$—	$(27,252)	$(37,562)	$272,175
Issuance of 1,626 shares of common stock	73	—	—	—	—	—	73
Issuance of 1,234 shares of common stock under the employee stock purchase plan	54	—	—	—	—	—	54
Unearned restricted stock compensation	56	—	—	—	—	—	56
Share-based compensation	7	—	—	—	—	—	7
Income tax benefit related to share-based compensation	2	—	—	—	—	—	2
Change related to ESOP shares	—	—	—	—	—	(426)	(426)
Net income	—	7,700	—	—	—	—	7,700
Cash dividends ($0.65 per share)	—	(6,060)	—	—	—	—	(6,060)
Purchase of 35,252 shares of common stock	—	—	—	—	(1,579)	—	(1,579)
Other comprehensive loss	—	—	(455)	—	—	—	(455)
Balance, March 31, 2016	$43,889	$296,127	$(1,650)	$—	$(28,831)	$(37,988)	$271,547

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$7,700	$7,380
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	727	685
Provision for loan losses	549	(62)
Share-based compensation	7	7
Forfeiture of common stock	—	(22)
Compensation expensed through issuance of common stock	127	57
Excess tax benefits from share-based compensation	(2)	(4)
Provision for deferred income taxes	(481)	(295)
Net gain on sale of other real estate owned and other repossessed assets	(34)	(7)
Increase in accrued interest receivable	(1,348)	(826)
Amortization of premium on investment securities, net	148	172
Decrease (increase) in other assets	739	(413)
Increase in accrued interest payable and other liabilities	1,567	4,750
Loans originated for sale	(32,243)	(40,577)
Proceeds on sales of loans	33,515	37,050
Net gain on sales of loans	(289)	(308)
Net cash and cash equivalents provided by operating activities	$10,682	$7,587

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$11,031	$11,906
Purchases of investment securities available for sale	(10,627)	(12,029)
Loans made to customers, net of collections	(8,995)	(9,131)
Proceeds on sale of other real estate owned and other repossessed assets	133	55
Purchases of property and equipment	(1,619)	(4,080)
Income from tax credit real estate, net	68	214
Net cash and cash equivalents used in investing activities	$(10,009)	$(13,065)

Cash Flows from Financing Activities
Net increase in deposits	$88,879	$72,266
Net increase (decrease) in other borrowings	1,330	(6,571)
Net increase in FHLB borrowings	15,000	—
Excess tax benefits related to share-based compensation	2	4
Purchase of treasury stock	(1,579)	(195)
Dividends paid	(6,060)	(5,855)
Net cash and cash equivalents provided by financing activities	$97,572	$59,649

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2016	2015
Increase in cash and cash equivalents	$98,245	$54,171
Cash and cash equivalents:
Beginning of period	35,427	29,174
End of period	$133,672	$83,345

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$1,929	$2,207
Interest paid on other obligations	2,162	1,471
Income taxes paid	342	120

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$426	$436
Transfers to other real estate owned	—	63
Sale and financing of other real estate owned	135	113

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

Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2015 filed with the Securities Exchange Commission on March 9, 2016.  The consolidated balance sheet as of December 31, 2015, has been derived from the audited consolidated financial statements for that period.

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

In February 2015, the FASB issued ASU No. 2015-02 (Topic 810), Consolidation. The ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIE) or voting interest entities (VOE). The standard relaxes existing criteria for determining when fees paid to a decision maker or service provider do not represent a variable interest by focusing on whether those fees are "at market". The ASU eliminates both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership. For public companies, ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted the accounting standard for the period ending March 31, 2016 and have changed the accounting for its tax credit limited partnership investments to the equity method. The impact of the change was determined to not be material.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2015-03 for the period ending March 31, 2016. There was no material impact on the financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If it does, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The adoption of ASU 2015-05 by the Company did not have a material impact.

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. The ASU provides guidance requiring lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. Under this new ASU, lessees will recognize right-of use assets and lease liabilities for most leases currently accounted for as operating leases under generally accepted accounting principles. For public companies, ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU 2016-02 by the Company is not expected to have a material impact.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU 2016-04 applies to all entities that offer certain prepaid stored - value products. The ASU provides guidance for the derecognition of financial liabilities related to the issuance of these products and aligns the recognition of breakage to current authoritative guidance. For public companies, ASU 2016-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU 2016-04 by the Company is not expected to have a material impact.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently reviewing the provisions of this standard to determine the impact on the Company's financial statements.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2016	2015
Common shares outstanding at the beginning of the period	9,322,054	9,380,432
Weighted average number of net shares redeemed	(14,370)	(17,136)
Weighted average shares outstanding (basic)	9,307,684	9,363,296
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	6,130	4,980
Weighted average number of shares (diluted)	9,313,814	9,368,276
Net income (In thousands)	$7,700	$7,380
Earnings per share:
Basic	$0.83	$0.79
Diluted	$0.83	$0.79

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$3,262	$2,244
Net unrealized loss on derivatives used for cash flow hedges	(5,933)	(4,180)
Tax effect	$1,021	$741
Net-of-tax amount	$(1,650)	$(1,195)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at March 31, 2016 and December 31, 2015 are summarized in the following table (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$25,175	9.54%	$24,978	9.45%
Other securities (FHLB, FHLMC and FNMA)	62,258	23.59	65,328	24.72
State and political subdivisions	176,478	66.87	173,929	65.83
Total securities available for sale	$263,911	100.00%	$264,235	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2016 or December 31, 2015. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of March 31, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2016:
U.S. Treasury	$24,905	$270	$—	$25,175
Other securities (FHLB, FHLMC and FNMA)	61,980	292	(14)	62,258
State and political subdivisions	173,764	2,815	(101)	176,478
Total	$260,649	$3,377	$(115)	$263,911
December 31, 2015:
U.S. Treasury	$24,893	$92	$(7)	$24,978
Other securities (FHLB, FHLMC and FNMA)	65,400	81	(153)	65,328
State and political subdivisions	171,698	2,375	(144)	173,929
Total	$261,991	$2,548	$(304)	$264,235

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2016, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$41,343	$41,412
Due after one year through five years	149,479	151,349
Due after five years through ten years	67,533	68,847
Due over ten years	2,294	2,303
Total	$260,649	$263,911

As of March 31, 2016 investment securities with a carrying value of $71.79 million were pledged to collateralize repurchase agreements, derivative financial instruments, and other borrowings.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2016 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

Other securities (FHLB, FHLMC and FNMA)	4	8,924	(14)	0.16	—	—	—	—	4	8,924	(14)	0.16

State and political subdivisions	44	11,020	(73)	0.66	14	2,650	(28)	1.06	58	13,670	(101)	0.74

Total temporarily impaired securities	48	$19,944	$(87)	0.44%	14	$2,650	$(28)	1.06%	62	$22,594	$(115)	0.51%

	Less than 12 months				12 months or more				Total
December 31, 2015 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	3	$7,455	$(7)	0.09%	—	$—	$—	—%	3	$7,455	$(7)	0.09%

Other securities (FHLB, FHLMC and FNMA)	15	36,830	(153)	0.42	—	—	—	—	15	36,830	(153)	0.42

State and political subdivisions	56	13,557	(70)	0.52	27	5,633	(74)	1.31	83	19,190	(144)	0.75

Total temporarily impaired securities	74	$57,842	$(230)	0.40%	27	$5,633	$(74)	1.31%	101	$63,475	$(304)	0.48%

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	March 31, 2016	December 31, 2015
	(Amounts In Thousands)
Agricultural	$90,620	$101,588
Commercial and financial	173,736	184,199
Real estate:
Construction, 1 to 4 family residential	58,293	51,346
Construction, land development and commercial	105,607	83,121
Mortgage, farmland	189,882	187,856
Mortgage, 1 to 4 family first liens	725,924	727,160
Mortgage, 1 to 4 family junior liens	118,115	117,873
Mortgage, multi-family	284,715	271,974
Mortgage, commercial	315,965	323,409
Loans to individuals	22,959	24,019
Obligations of state and political subdivisions	51,623	52,371
	$2,137,439	$2,124,916
Net unamortized fees and costs	766	768
	$2,138,205	$2,125,684
Less allowance for loan losses	27,130	26,510
	$2,111,075	$2,099,174

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three months ended March 31, 2016 were as follows:

	Three Months Ended March 31, 2016
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Charge-offs	—	(55)	—	(10)	(344)	(66)	(169)	(644)
Recoveries	142	253	52	—	213	11	44	715
Provision	(270)	(404)	427	612	(5)	22	167	549

Ending balance	$2,954	$4,311	$2,759	$3,944	$8,036	$4,190	$936	$27,130

Ending balance, individually evaluated for impairment	$868	$268	$32	$670	$310	$88	$22	$2,258

Ending balance, collectively evaluated for impairment	$2,086	$4,043	$2,727	$3,274	$7,726	$4,102	$914	$24,872

Loans:

Ending balance	$90,620	$173,736	$163,900	$189,882	$844,039	$600,680	$74,582	$2,137,439

Ending balance, individually evaluated for impairment	$12,647	$2,406	$1,450	$8,098	$5,594	$3,649	$22	$33,866

Ending balance, collectively evaluated for impairment	$77,973	$171,330	$162,450	$181,784	$838,445	$597,031	$74,560	$2,103,573

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three months ended March 31, 2015 were as follows:

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

The following table presents the credit quality indicators by type of loans in each category as of March 31, 2016 and December 31, 2015, respectively (amounts in thousands):

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
March 31, 2016
Grade:
Excellent	$1,773	$3,050	$—	$255
Good	18,163	27,861	2,771	12,653
Satisfactory	34,358	101,014	37,546	70,736
Monitor	17,368	25,804	11,144	15,110
Special Mention	4,534	11,664	5,768	6,392
Substandard	14,424	4,343	1,064	461
Total	$90,620	$173,736	$58,293	$105,607

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
March 31, 2016
Grade:
Excellent	$2,517	$563	$—	$6,560
Good	33,497	14,525	2,654	67,078
Satisfactory	115,190	622,556	107,567	175,070
Monitor	26,787	53,133	4,227	30,733
Special Mention	2,261	16,510	1,867	4,700
Substandard	9,630	18,637	1,800	574
Total	$189,882	$725,924	$118,115	$284,715

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
March 31, 2016
Grade:
Excellent	$15,990	$—	$2,346	$33,054
Good	80,891	92	36,454	296,639
Satisfactory	183,139	22,205	12,287	1,481,668
Monitor	26,456	237	518	211,517
Special Mention	5,522	209	18	59,445
Substandard	3,967	216	—	55,116
Total	$315,965	$22,959	$51,623	$2,137,439

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
December 31, 2015
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
December 31, 2015
Grade:
Excellent	$2,559	$426	$—	$6,651
Good	31,186	15,773	2,992	64,002
Satisfactory	112,038	620,731	107,091	166,193
Monitor	27,304	55,499	4,198	29,732
Special Mention	11,181	16,237	1,846	4,873
Substandard	3,588	18,494	1,746	523
Total	$187,856	$727,160	$117,873	$271,974

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
December 31, 2015
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of March 31, 2016 and December 31, 2015 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2016
Agricultural	$7,275	$149	$1,264	$8,688	$81,932	$90,620	$283
Commercial and financial	697	1,074	1,158	2,929	170,807	173,736	50
Real estate:
Construction, 1 to 4 family residential	767	—	173	940	57,353	58,293	—
Construction, land development and commercial	1,145	121	—	1,266	104,341	105,607	—
Mortgage, farmland	519	—	—	519	189,363	189,882	—
Mortgage, 1 to 4 family first liens	5,290	213	1,629	7,132	718,792	725,924	331
Mortgage, 1 to 4 family junior liens	131	50	49	230	117,885	118,115	—
Mortgage, multi-family	—	135	40	175	284,540	284,715	—
Mortgage, commercial	426	474	173	1,073	314,892	315,965	—
Loans to individuals	86	29	—	115	22,844	22,959	—
Obligations of state and political subdivisions	—	—	—	—	51,623	51,623	—
	$16,336	$2,245	$4,486	$23,067	$2,114,372	$2,137,439	$664

December 31, 2015
Agricultural	$3,064	$961	$—	$4,025	$97,563	$101,588	$—
Commercial and financial	854	71	1,312	2,237	181,962	184,199	—
Real estate:
Construction, 1 to 4 family residential	—	—	214	214	51,132	51,346	—
Construction, land development and commercial	—	—	88	88	$83,033	83,121	—
Mortgage, farmland	320	88	—	408	187,448	187,856	—
Mortgage, 1 to 4 family first liens	4,526	1,192	2,085	7,803	$719,357	727,160	406
Mortgage, 1 to 4 family junior liens	250	13	110	373	117,500	117,873	—
Mortgage, multi-family	135	—	113	248	$271,726	271,974	—
Mortgage, commercial	1,033	—	331	1,364	322,045	323,409	61
Loans to individuals	158	40	—	198	$23,821	24,019	—
Obligations of state and political subdivisions	—	—	—	—	52,371	52,371	—
	$10,340	$2,365	$4,253	$16,958	$2,107,958	$2,124,916	$467

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at March 31, 2016 and December 31, 2015, was as follows:

	March 31, 2016			December 31, 2015
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,659	$283	$225	$—	$—	$1,710
Commercial and financial	1,493	50	863	1,498	—	612
Real estate:
Construction, 1 to 4 family residential	173	—	1,016	214	—	473
Construction, land development and commercial	141	—	121	145	—	122
Mortgage, farmland	1,281	—	1,074	—	—	2,233
Mortgage, 1 to 4 family first liens	3,677	331	1,356	3,845	406	1,369
Mortgage, 1 to 4 family junior liens	201	—	26	279	—	27
Mortgage, multi-family	367	—	—	449	—	—
Mortgage, commercial	1,133	—	2,150	985	61	1,733
	$10,125	$664	$6,831	$7,415	$467	$8,279

(1)	There were $5.11 million and $2.31 million of TDR loans included within nonaccrual loans as of March 31, 2016 and December 31, 2015, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.20 million from December 31, 2015 to March 31, 2016 due to an increase in the number of loans past due greater than 90 days. As of March 31, 2016 there were 6 accruing loans past due 90 days or more. The average accruing loans past due as of March 31, 2016 are $0.11 million. The average accruing loans past due 90 days or more as of December 31, 2015 was $0.09 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	7	$1,666	$31	7	$1,710	$32
Commercial and financial	12	2,059	319	8	1,818	241
Real estate:
Construction, 1 to 4 family residential	5	1,188	—	3	646	138
Construction, land development and commercial	1	121	—	1	122	—
Mortgage, farmland	6	2,355	—	5	2,233	—
Mortgage, 1 to 4 family first liens	13	1,557	—	13	1,575	—
Mortgage, 1 to 4 family junior liens	2	33	93	2	36	—
Mortgage, multi-family	—	—	—	1	71	—
Mortgage, commercial	13	2,965	—	10	2,381	—
Loans to individuals	—	—	—	—	—	—
	59	$11,944	$443	50	$10,592	$411

The following is a summary of TDR loans that were modified during the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	—	$—	$—
Commercial and financial	4	349	349
Real estate:
Construction, 1 to 4 family residential	2	543	543
Construction, land development and commercial	—	—	—
Mortgage, farmland	1	132	132
Mortgage, 1 to 4 family first lien	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	3	629	629
	10	$1,653	$1,653

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.44 million in additional borrowings to restructured loan customers as of March 31, 2016.  The Company had commitments to lend $0.41 million in additional borrowings to restructured loan customers as of December 31, 2015.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were $0.00 million and $0.00 million of TDR loans that were in payment default (defined as past due 90 days or more) during the quarter ended March 31, 2016 and year ended December 31, 2015.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three months ended March 31, 2016 is as follows:

	March 31, 2016			Three Months Ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$126	$278	$—	$133	$2
Commercial and financial	1,552	2,275	—	1,574	6
Real estate:
Construction, 1 to 4 family residential	739	739	—	739	8
Construction, land development and commercial	206	293	—	208	1
Mortgage, farmland	527	645	—	530	6
Mortgage, 1 to 4 family first liens	3,633	4,507	—	3,668	13
Mortgage, 1 to 4 family junior liens	150	450	—	157	—
Mortgage, multi-family	151	262	—	190	—
Mortgage, commercial	2,409	3,673	—	2,416	20
Loans to individuals	—	20	—	—	—
	$9,493	$13,142	$—	$9,615	$56

With an allowance recorded:
Agricultural	$12,521	$12,524	$868	$12,570	$140
Commercial and financial	854	880	268	907	7
Real estate:
Construction, 1 to 4 family residential	449	461	20	449	3
Construction, land development and commercial	56	57	12	56	—
Mortgage, farmland	7,571	7,571	670	7,578	83
Mortgage, 1 to 4 family first liens	1,733	1,846	294	1,762	6
Mortgage, 1 to 4 family junior liens	78	233	16	80	—
Mortgage, multi-family	216	221	46	218	—
Mortgage, commercial	873	906	42	880	9
Loans to individuals	22	22	22	36	1
	$24,373	$24,721	$2,258	$24,536	$249

Total:
Agricultural	$12,647	$12,802	$868	$12,703	$142
Commercial and financial	2,406	3,155	268	2,481	13
Real estate:
Construction, 1 to 4 family residential	1,188	1,200	20	1,188	11
Construction, land development and commercial	262	350	12	264	1
Mortgage, farmland	8,098	8,216	670	8,108	89
Mortgage, 1 to 4 family first liens	5,366	6,353	294	5,430	19
Mortgage, 1 to 4 family junior liens	228	683	16	237	—
Mortgage, multi-family	367	483	46	408	—
Mortgage, commercial	3,282	4,579	42	3,296	29
Loans to individuals	22	42	22	36	1
	$33,866	$37,863	$2,258	$34,151	$305

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of December 31, 2015 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,609	$1,773	$—
Commercial and financial	1,263	1,981	—
Real estate:
Construction, 1 to 4 family residential	238	238	—
Construction, land development and commercial	210	314	—
Mortgage, farmland	2,233	2,351	—
Mortgage, 1 to 4 family first liens	3,558	4,419	—
Mortgage, 1 to 4 family junior liens	189	500	—
Mortgage, multi-family	157	226	—
Mortgage, commercial	1,831	3,018	—
Loans to individuals	—	20	—
	$11,288	$14,840	$—

With an allowance recorded:
Agricultural	$101	$101	$1
Commercial and financial	847	847	324
Real estate:
Construction, 1 to 4 family residential	449	461	9
Construction, land development and commercial	57	58	13
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first liens	2,062	2,156	306
Mortgage, 1 to 4 family junior liens	117	270	20
Mortgage, multi-family	292	332	58
Mortgage, commercial	948	1,030	52
Loans to individuals	100	100	100
	$4,973	$5,355	$883

Total:
Agricultural	$1,710	$1,874	$1
Commercial and financial	2,110	2,828	324
Real estate:
Construction, 1 to 4 family residential	687	699	9
Construction, land development and commercial	267	372	13
Mortgage, farmland	2,233	2,351	—
Mortgage, 1 to 4 family first liens	5,620	6,575	306
Mortgage, 1 to 4 family junior liens	306	770	20
Mortgage, multi-family	449	558	58
Mortgage, commercial	2,779	4,048	52
Loans to individuals	100	120	100
	$16,261	$20,195	$883

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans increased $17.61 million from December 31, 2015 to March 31, 2016.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.58% of loans held for investment as of March 31, 2016 and 0.76% as of December 31, 2015.  The increase in impaired loans is due mainly to an increase in nonaccrual loans of $2.71 million, a $16.22 million agricultural and farmland real estate relationship with a specific allowance for losses, and a decrease in TDR loans of $1.45 million from December 31, 2015 to March 31, 2016.

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

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the relevant collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may recognize a charge off or record a specific allowance related to an impaired loan if there is a collateral shortfall or it is unlikely the borrower can make all principal and interest payments as contractually due.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2016 are as follows:

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$135,553	$135,553	$135,553	$—	$—
Investment securities	276,535	276,535	—	276,535	—
Loans held for sale	4,571	4,571	—	4,571	—
Loans
Agricultural	87,666	87,695	—	—	87,695
Commercial and financial	169,425	169,412	—	—	169,412
Real estate:
Construction, 1 to 4 family residential	57,302	57,303	—	—	57,303
Construction, land development and commercial	103,839	103,842	—	—	103,842
Mortgage, farmland	185,938	186,148	—	—	186,148
Mortgage, 1 to 4 family first liens	719,119	716,974	—	—	716,974
Mortgage, 1 to 4 family junior liens	116,884	122,408	—	—	122,408
Mortgage, multi-family	282,957	285,700	—	—	285,700
Mortgage, commercial	313,533	312,448	—	—	312,448
Loans to individuals	22,410	22,400	—	—	22,400
Obligations of state and political subdivisions	51,236	50,461	—	—	50,461
Accrued interest receivable	10,020	10,020	—	10,020	—
Total financial instrument assets	$2,536,988	$2,541,470	$135,553	$291,126	$2,114,791
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$296,922	$296,922	$—	$296,922	$—
Interest-bearing deposits	1,682,659	1,684,108	—	1,684,108	—
Other borrowings	45,381	45,381	—	45,381	—
Federal Home Loan Bank borrowings	240,000	240,044	—	240,044	—
Interest rate swaps	5,933	5,933	—	5,933	—
Accrued interest payable	838	838	—	838	—
Total financial instrument liabilities	$2,271,733	$2,273,226	$—	$2,273,226	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$367,666	$—	$—	$—	$—
Letters of credit	12,293	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$379,959	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2015 are as follows:

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$35,427	$35,427	$35,427	$—	$—
Investment securities	276,069	276,069	—	276,069	—
Loans held for sale	5,554	5,554	—	5,554	—
Loans
Agricultural	98,506	98,530	—	—	98,530
Commercial and financial	179,682	179,649	—	—	179,649
Real estate:
Construction, 1 to 4 family residential	50,480	50,487	—	—	50,487
Construction, land development and commercial	81,707	81,705	—	—	81,705
Mortgage, farmland	184,514	184,640	—	—	184,640
Mortgage, 1 to 4 family first liens	720,229	718,566	—	—	718,566
Mortgage, 1 to 4 family junior liens	116,632	122,173	—	—	122,173
Mortgage, multi-family	270,261	272,446	—	—	272,446
Mortgage, commercial	320,899	319,090	—	—	319,090
Loans to individuals	23,518	23,509	—	—	23,509
Obligations of state and political subdivisions	51,978	51,073	—	—	51,073
Accrued interest receivable	8,672	8,672	—	8,672	—
Total financial instrument assets	$2,424,128	$2,427,590	$35,427	$290,295	$2,101,868
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$314,968	$314,968	$—	$314,968	$—
Interest-bearing deposits	1,575,734	1,577,684	—	1,577,684	—
Other borrowings	44,051	44,051	—	44,051	—
Federal Home Loan Bank borrowings	225,000	226,157	—	226,157	—
Interest rate swaps	4,180	4,180		4,180
Accrued interest payable	846	846	—	846	—
Total financial instrument liabilities	$2,164,779	$2,167,886	$—	$2,167,886	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$344,602	$—	$—	$—	$—
Letters of credit	11,718	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$356,320	$—	$—	$—	$—

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2016.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$25,175	$—	$25,175
State and political subdivisions	—	176,478	—	176,478
Other securities (FHLB, FHLMC and FNMA)	—	62,258	—	62,258
Derivative Financial Instruments
Interest rate swaps	$—	(5,933)	$—	(5,933)
Total	$—	$257,978	$—	$257,978

	December 31, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$24,978	$—	$24,978
State and political subdivisions	—	173,929	—	173,929
Other securities (FHLB, FHLMC and FNMA)	—	65,328	—	65,328
Derivative Financial Instruments
Interest rate swaps	—	(4,180)	—	(4,180)
Total	$—	$260,055	$—	$260,055

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2016 and the year ended December 31, 2015.

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

	March 31, 2016				Three Months Ended March 31, 2016
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,937	$1,937	$—
Commercial and financial	—	—	1,438	1,438	20
Real Estate:
Construction, 1 to 4 family residential	—	—	972	972	—
Construction, land development and commercial	—	—	129	129	—
Mortgage, farmland	—	—	1,959	1,959	—
Mortgage, 1 to 4 family first liens	—	—	4,321	4,321	275
Mortgage, 1 to 4 family junior liens	—	—	212	212	—
Mortgage, multi-family	—	—	321	321	—
Mortgage, commercial	—	—	1,307	1,307	65
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$12,596	$12,596	$360

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2017.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 912,841 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2016.  Of these 912,841 shares, 35,252 shares were purchased during the quarter ended March 31, 2016, at an average price per share of $44.79.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $91.98 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$46,610	$44,376
Credit cards	43,260	41,518
Commercial, real estate and home construction	100,509	98,613
Commercial lines and real estate purchase loans	177,287	160,095
Outstanding letters of credit	12,293	11,718

Note 9.	Income Taxes

Federal income tax expense for the three months ended March 31, 2016 and 2015 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2015, 2014, and 2013 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2015, 2014, and 2013 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2016  and December 31, 2015 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2016, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2016.

Income taxes as a percentage of income before taxes were 29.65% for the three months ended March 31, 2016 and 29.26% for the same period in 2015.  The increase in the effective tax rate is due to a decrease in the amount of low-income housing tax credits earned by the Company in 2016.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $5.93 million of collateral as of March 31, 2016.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of March 31, 2016 and December 31, 2015:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
March 31, 2016
Interest rate swap	$25,000	$(2,073)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(3,860)	Other Liabilities	11/7/2023

December 31, 2015
Interest rate swap	$25,000	$(1,501)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,679)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges as of March 31, 2016 and December 31, 2015:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
March 31, 2016
Interest rate swap	$(353)	Interest Expense	$—	Other Income	$—
Interest rate swap	(730)	Interest Expense	—	Other Income	—

December 31, 2015
Interest rate swap	$(394)	Interest Expense	$—	Other Income	$—
Interest rate swap	(461)	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of March 31, 2016 and December 31, 2015 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At March 31, 2016, the Bank has eighteen full-service locations.

Net income for the three month period ended March 31, 2016 was $7.70 million compared to $7.38 million for the same three months of 2015, an increase of 4.34%.  The $0.32 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first three months of 2016 are an increase in net interest income of $1.09 million and a decrease in noninterest expenses of $0.15 million.  These changes were offset by an increase in income tax expense of $0.19 million, a decrease in noninterest income of $0.12 million, and an increase in the provision for loan losses of $0.61 million.

The Company achieved a return on average assets of 1.19% and a return on average equity of 11.19% for the twelve months ended March 31, 2016, compared to the twelve months ended March 31, 2015, which were 1.22% and 11.02%, respectively.  Dividends of $0.65 per share were paid in January 2016 to 2,334 shareholders.  The 2015 dividend was $0.625 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.40% for the three months ended March 31, 2016 compared to 3.50% for the same three months of 2015.  Average earning assets were $2.406 billion year to date in 2016 and $2.234 billion in 2015.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of March 31, 2016 for the Company included the following:

•	Total assets were $2.599 billion, an increase of $105.88 million since December 31, 2015.

•	Cash and cash equivalents were $133.67 million, an increase of $98.25 million since December 31, 2015. Cash and cash equivalents growth included approximately $80.00 million of temporary public funds.

•	Net loans were $2.116 billion, an increase of $10.92 million since December 31, 2015. Loans held for sale decreased $0.98 million since December 31, 2015.

•	Deposits increased $88.88 million since December 31, 2015. Deposit growth included approximately $80.00 million of temporary public funds.

•	Federal Home Loan Bank borrowings increased $15.00 million since December 31, 2015.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

The following table sets forth the composition of the loan portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$90,620	4.24%	$101,588	4.78%
Commercial and financial	173,736	8.13	184,199	8.67
Real estate:
Construction, 1 to 4 family residential	58,293	2.73	51,346	2.42
Construction, land development and commercial	105,607	4.94	83,121	3.91
Mortgage, farmland	189,882	8.88	187,856	8.84
Mortgage, 1 to 4 family first liens	725,924	33.96	727,160	34.22
Mortgage, 1 to 4 family junior liens	118,115	5.53	117,873	5.55
Mortgage, multi-family	284,715	13.32	271,974	12.80
Mortgage, commercial	315,965	14.78	323,409	15.22
Loans to individuals	22,959	1.07	24,019	1.13
Obligations of state and political subdivisions	51,623	2.42	52,371	2.46
	$2,137,439	100.00%	$2,124,916	100.00%
Net unamortized fees and costs	766		768
	$2,138,205		$2,125,684
Less allowance for loan losses	27,130		26,510
	$2,111,075		$2,099,174

Index

HILLS BANCORPORATION

Loan demand has been increasing and is expected to increase throughout the year ending December 31, 2016 and into 2017.  As indicated in the table above, growth in the construction and multi-family real estate loans have been primarily responsible for the increase in total loans.

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

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific impairment reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If the Company determines a loan amount or portion thereof, is uncollectible, the loan’s credit risk rating may be downgraded and the uncollectible amount charged-off or recorded as a specific allowance for losses.  The Bank’s credit and legal departments undertake a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the loan to minimize actual losses.

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,954	10.89%	4.24%	$3,082	11.63%	4.78%
Commercial and financial	4,311	15.89	8.13	4,517	17.04	8.67
Real estate:
Construction, 1 to 4 family residential	991	3.65	2.73	866	3.27	2.42
Construction, land development and commercial	1,768	6.52	4.94	1,414	5.33	3.91
Mortgage, farmland	3,944	14.54	8.88	3,342	12.61	8.84
Mortgage, 1 to 4 family first liens	6,805	25.08	33.96	6,931	26.14	34.22
Mortgage, 1 to 4 family junior liens	1,231	4.54	5.53	1,241	4.68	5.55
Mortgage, multi-family	1,758	6.48	13.32	1,713	6.46	12.80
Mortgage, commercial	2,432	8.96	14.78	2,510	9.47	15.22
Loans to individuals	549	2.02	1.07	501	1.89	1.13
Obligations of state and political subdivisions	387	1.43	2.42	393	1.48	2.46
	$27,130	100.00%	100.00%	$26,510	100.00%	100.00%

The allowance for loan losses totaled $27.13 million at March 31, 2016 compared to $26.51 million at December 31, 2015.  The percentage of the allowance to outstanding loans was 1.27% and 1.25% at March 31, 2016 and December 31, 2015, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2016 is the result of an increase in net loans and a change in the composition and allocation of loans within credit quality ratings.

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

Management has determined that the allowance for loan losses was appropriate at March 31, 2016, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Investment securities available for sale held by the Company decreased by $0.32 million from December 31, 2015 to March 31, 2016.  The fair value of securities available for sale was $3.26 million more than the amortized cost of such securities as of March 31, 2016.  At December 31, 2015, the fair value of the securities available for sale was $2.24 million more than the amortized cost of such securities.

Deposits increased $88.88 million in the first three months of 2016. Deposit growth included approximately $80.00 million of temporary public funds. Repurchase agreements increased $1.33 million and Federal Home Loan Bank borrowings increased $15.00 million since December 31, 2015.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $67.01 million as of March 31, 2016 with an average rate of 0.53%.  Brokered deposits were $62.74 million as of December 31, 2015 with an average interest rate of 0.42%. As of March 31, 2016 and December 31, 2015, brokered deposits were 3.38% and 3.32% of total deposits, respectively.

Dividends and Equity

In January 2016, Hills Bancorporation paid a dividend of $6.06 million or $0.65 per share.  The dividend was $0.625 per share in January 2015.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2016 totaled $271.55 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. As of March 31, 2016 and December 31, 2015, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of March 31, 2016 and December 31, 2015 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of March 31, 2016:
Company:
Total risk-based capital	$335,003	15.92%	8.625%	10.000%
Tier 1 risk-based capital	308,685	14.67	6.625	8.000
Tier 1 common equity	308,685	14.67	5.125	6.500
Leverage ratio	308,685	12.29	4.000	5.000
Bank:
Total risk-based capital	334,982	15.93	8.625	10.000
Tier 1 risk-based capital	308,686	14.68	6.625	8.000
Tier 1 common equity	308,686	14.68	5.125	6.500
Leverage ratio	308,686	12.30	4.000	5.000

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2015:
Company:
Total risk-based capital	$334,899	15.82%	8.00%	10.00%
Tier 1 risk-based capital	308,432	14.57	6.00	8.00
Tier 1 common equity	308,432	14.57	4.50	6.50
Leverage ratio	308,432	12.53	4.00	5.00
Bank:
Total risk-based capital	335,010	15.83	8.00	10.00
Tier 1 risk-based capital	308,562	14.58	6.00	8.00
Tier 1 common equity	308,562	14.58	4.50	6.50
Leverage ratio	308,562	12.54	4.00	5.00

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2016 and 2015

Net Income Overview

Net income increased $0.32 million for the three months ended March 31, 2016 compared to the first three months of 2015.  Total net income was $7.70 million in 2016 and $7.38 million in the comparable period in 2015, an increase of 4.34%.  The changes in net income in 2016 from the first three months of 2015 were primarily the result of the following:

•
Net interest income increased by $1.09 million, before provision expense. Total interest income increased by $1.54 million as a result of growth in the volume of earning assets. Total interest expense increased by $0.45 million as a result of $0.68 million in additional FHLB borrowings interest expense.

•	The provision for loan losses increased by $0.61 million.

•	Noninterest income decreased by $0.12 million.

•	Noninterest expenses decreased by $0.15 million.

•	Income tax expense increased by $0.19 million.

For the three month period ended March 31, 2016 and March 31, 2015 basic earning per share was $0.83 and $0.79, respectively. Diluted earnings per share was $0.83 for the three months ended March 31, 2016 compared to $0.79 for the same period in 2015.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $19.67 million for the first three months of 2016 was derived from the Company’s $2.406 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.40%.  Average earning assets in the three months ended March 31, 2015 were $2.234 billion and the tax-equivalent net interest margin was 3.50%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $0.60 million change in income before income taxes in the three month period ended March 31, 2016.  Net interest income for the Company increased as a result of growth in the volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  The Company expects net interest compression to continue to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.116 billion at March 31, 2016.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was an expense of $0.55 million in 2016 compared to a reduction of expense of $0.06 million in 2015.  The Company believes that the provision for loan losses will steadily increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $3.25 million and $3.05 million for the three months ended March 31, 2016 and 2015, respectively.  Income taxes as a percentage of income before taxes were 29.65% in 2016 and 29.26% in 2015.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2016 and 2015

Net Interest Income

Net interest income increased for the three months ended March 31, 2016 compared to the comparable period in 2015.  The increase was as a result of growth in the average volume of earning assets and a decrease in net interest expense due to the mix of interest bearing liabilities of the Company as well as a reduction in dollar amount and rate on time deposits.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first three months of 2016 was 3.40% compared to 3.50% in 2015 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2016 compared to the comparable period in 2015 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$135,244	(0.05)%	$1,746	$(311)	$1,435
Taxable securities	5,512	0.21	33	37	70
Nontaxable securities	4,913	(0.14)	38	(62)	(24)
Federal funds sold	26,141	0.25	17	22	39
	$171,810		$1,834	$(314)	$1,520

Interest expense:
Interest-bearing demand deposits	$44,224	—%	$(18)	$(5)	$(23)
Savings deposits	61,815	0.04	(32)	(55)	(87)
Time deposits	(57,866)	(0.16)	180	173	353
Other borrowings	(44)	(0.60)	—	(17)	(17)
FHLB borrowings	96,685	(0.01)	5	(1)	4
Interest-bearing other liabilities	(4,346)	(0.64)	(1,054)	376	(678)
	$140,468		$(919)	$471	$(448)
Change in net interest income			$915	$157	$1,072

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2016	2015
Yield on average interest-earning assets	4.07%	4.16%
Rate on average interest-bearing liabilities	0.86	0.84
Net interest spread	3.21%	3.32%
Effect of noninterest-bearing funds	0.19	0.18
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.40%	3.50%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2016 and 2015

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2016.  The target rate remains unchanged since December, 2015 at 0.50%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2016, the rate indexes for the one, three and five year indexes were 0.59%, 0.87% and 1.21%, respectively.  The one year index increased 126.92% from 0.26% at March 31, 2015, the three year index decreased 7.45% and the five year index decreased 14.79%.  The three year index was 0.94% and the five year index was 1.42% at March 31, 2015.  The targeted federal funds rate was 0.50% and 0.25% at March 31, 2016 and 2015, respectively.  The Company anticipates possible increases in short term and long term rates in the indexes for 2016.

Provision for Loan Losses

The provision for loan losses was an expense of $0.55 million for the three months ended March 31, 2016 compared to a reduction of expense of $0.06 million in 2015, an expense increase of $0.61 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The increase in expense in 2016 is the result of an increase in net loans, a change in the composition and allocation of loans within credit quality ratings and a specific allowance recorded for a $16.22 agricultural and farmland real estate loan relationship.

The allowance for loan losses increased $0.62 million during the first three months of 2016.  In the first three months of 2016, there was an increase of $0.21 million due to the volume and composition of loans outstanding and a $0.41 million increase in the amount allocated to the allowance due to credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2016 and 2015, recoveries were $0.72 million and $1.17 million, respectively; and charge-offs were $0.64 million in 2016 and $0.77 million in 2015.  The allowance for loan losses totaled $27.13 million at March 31, 2016 compared to $26.51 million at December 31, 2015.  The allowance represented 1.27% and 1.25% of loans held for investment at March 31, 2016 and December 31, 2015.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2016 and 2015

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$289	$308	$(19)	(6.17)%
Trust fees	1,728	1,569	159	10.13
Service charges and fees	2,055	1,946	109	5.60
Rental revenue on tax credit real estate	—	511	(511)	(100.00)
Net gain on sale of other real estate owned and other repossessed assets	34	7	27	385.71
Other noninterest income	767	649	118	18.18
	$4,873	$4,990	$(117)	(2.34)

Loans originated for sale in the first three months of 2016 totaled $32.24 million compared to $40.58 million in the same period in 2015, a decrease of 20.55%.  In the three months ended March 31, 2016 and 2015, the net gain on sale of loans was $0.29 million and $0.31 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

The Company adopted ASU 2015-02 for the period ending March 31, 2016 and have changed the accounting for its tax credit limited partnership investments to the equity method. As a result the Company no longer records rental revenue on tax credit real estate as of March 31, 2016. The Company recorded net income from investment in tax credit partnerships of $(0.02) million as of March 31, 2016.

The net gain on sale of other real estate owned and other repossessed assets increased $0.03 million to a net gain of $0.03 million for the three months ended March 31, 2016.  The total net gain on sale of other real estate owned for the three months ended consisted of a $0.03 million net gain on the sale of five properties. During the same period in 2015, the gain consisted of a $0.04 million net gain on sale of three properties offset by a $0.03 million fair market value adjustment on 3 properties.

Trust fees increased $0.16 million in the three months ended March 31, 2016 compared to March 31, 2015 due to new trust relationships.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2016 and 2015

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$6,984	$6,651	$333	5.01%
Occupancy	1,001	1,015	(14)	(1.38)
Furniture and equipment	1,404	1,298	106	8.17
Office supplies and postage	401	441	(40)	(9.07)
Advertising and business development	786	774	12	1.55
Outside services	1,776	1,814	(38)	(2.09)
Rental expenses on tax credit real estate	—	602	(602)	(100.00)
FDIC insurance assessment	303	289	14	4.84
Other noninterest expense	397	315	82	26.03
	$13,052	$13,199	$(147)	(1.11)

In the three months ended March 31, 2016 and 2015, salaries and employee benefits expense increased $0.33 million. The increase is primarily the result of annual salary adjustments and additional employees. Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2016.

The Company adopted ASU 2015-02 for the period ending March 31, 2016 and have changed the accounting for its tax credit limited partnership investments to the equity method. As a result the Company no longer records rental expenses on tax credit real estate as of March 31, 2016.

Income Taxes

Federal and state income tax expenses were $3.25 million and $3.05 million for the three months ended March 31, 2016 and 2015, respectively.  Income taxes as a percentage of income before taxes were 29.65% in 2016 and 29.26% in 2015.

Index

HILLS BANCORPORATION

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.15% of the Company’s total assets at March 31, 2016 compared to 10.60% at December 31, 2015.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2016, the Company had borrowed $240.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $394.83 million at March 31, 2016.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $209.34 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2016.

As of March 31, 2016, investment securities with a carrying value of $71.79 million were pledged to collateralize public and trust deposits, repurchase agreements, derivative financial instruments, and other borrowings.  As of December 31, 2015, investment securities with a carrying value of $69.52 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

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

The Bank's interest rate risk, as monitored by management, has not changed materially from December 31, 2015.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	3,166	$44.50	3,166	619,245
February 1 to February 29	23,590	44.76	23,590	595,655
March 1 to March 31	8,496	45.00	8,496	587,159
Total	35,252	$44.79	35,252	587,159

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

During the first three months of 2016, the Company issued 1,626 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued to officers of the company for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Index

Item 5.	Other Information

None

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q Filed with the Commission on May 6, 2015.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K Filed with the Commission on March 11, 2015.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

HILLS BANCORPORATION

Date:	May 5, 2016	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	May 5, 2016	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2016

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2016 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	57-58

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	59