Form 10-Q
period 2016-06-30
HILLS BANCORPORATION
filed 2016-08-04
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

☐ Yes  ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Index

SHARES OUTSTANDING
CLASS	July 31, 2016

Common Stock, no par value	9,278,711

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$36,614	$35,427
Investment securities available for sale at fair value (amortized cost June 30, 2016 $243,560; December 31, 2015 $261,991)	247,998	264,235
Stock of Federal Home Loan Bank	12,623	11,834
Loans held for sale	7,239	5,554
Loans, net of allowance for loan losses (June 30, 2016 $27,290; December 31, 2015 $26,510)	2,143,465	2,099,174
Property and equipment, net	34,769	33,522
Tax credit real estate investment	11,131	16,314
Accrued interest receivable	9,601	8,672
Deferred income taxes, net	12,170	11,695
Other real estate	470	439
Goodwill	2,500	2,500
Other assets	2,833	4,241
Total Assets	$2,521,413	$2,493,607

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$304,155	$314,968
Interest-bearing deposits	1,591,853	1,575,734
Total deposits	$1,896,008	$1,890,702
Other borrowings	45,132	44,051
Federal Home Loan Bank borrowings	240,000	225,000
Accrued interest payable	844	846
Other liabilities	22,041	23,271
Total Liabilities	$2,204,025	$2,183,870

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$38,441	$37,562

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued June 30, 2016 10,207,552 shares; December 31, 2015 10,199,643 shares	$—	$—
Paid in capital	44,077	43,697
Retained earnings	304,094	294,487
Accumulated other comprehensive loss	(1,342)	(1,195)
Treasury stock at cost (June 30, 2016 926,268 shares; December 31, 2015 877,589 shares)	(29,441)	(27,252)
Total Stockholders' Equity	$317,388	$309,737
Less maximum cash obligation related to ESOP shares	38,441	37,562
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$278,947	$272,175
Total Liabilities & Stockholders' Equity	$2,521,413	$2,493,607

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$22,820	$21,900	$45,348	$42,980
Investment securities:
Taxable	362	300	718	586
Nontaxable	800	817	1,628	1,660
Federal funds sold	74	10	118	15
Total interest income	$24,056	$23,027	$47,812	$45,241
Interest expense:
Deposits	$1,904	$2,110	$3,825	$4,274
Short-term borrowings	27	42	57	59
FHLB borrowings	2,157	1,507	4,289	2,961
Total interest expense	$4,088	$3,659	$8,171	$7,294
Net interest income	$19,968	$19,368	$39,641	$37,947
Provision for loan losses	(721)	517	(172)	455
Net interest income after provision for loan losses	$20,689	$18,851	$39,813	$37,492
Noninterest income:
Net gain on sale of loans	$546	$440	$835	$748
Trust fees	1,726	1,679	3,454	3,248
Service charges and fees	2,218	2,081	4,273	4,027
Rental revenue on tax credit real estate	—	393	—	904
Net gain on sale of other real estate owned and other repossessed assets	—	110	34	117
Other noninterest income	378	803	1,145	1,452
	$4,868	$5,506	$9,741	$10,496

Noninterest expenses:
Salaries and employee benefits	$7,475	$6,924	$14,459	$13,575
Occupancy	983	953	1,984	1,968
Furniture and equipment	1,357	1,309	2,761	2,607
Office supplies and postage	445	413	846	854
Advertising and business development	840	919	1,626	1,693
Outside services	1,765	1,619	3,541	3,433
Rental expenses on tax credit real estate	—	559	—	1,161
FDIC insurance assessment	320	284	623	573
Other noninterest expense	678	524	1,075	839
	$13,863	$13,504	$26,915	$26,703
Income before income taxes	$11,694	$10,853	$22,639	$21,285
Income taxes	3,727	3,383	6,972	6,435
Net income	$7,967	$7,470	$15,667	$14,850

Earnings per share:
Basic	$0.86	$0.80	$1.69	$1.59
Diluted	$0.85	$0.80	$1.68	$1.59

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,967	$7,470	$15,667	$14,850

Other comprehensive income (loss)
Securities:
Net change in unrealized gain on securities available for sale	$1,176	$(1,721)	$2,194	$(588)
Reclassification adjustment for net gains realized in net income	—	—	—	—
Income taxes	(450)	658	(840)	225
Other comprehensive income on securities available for sale	$726	$(1,063)	$1,354	$(363)
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	$(678)	$840	$(2,431)	$(252)
Income taxes	260	(321)	930	97
Other comprehensive loss on cash flow hedges	$(418)	$519	$(1,501)	$(155)

Other comprehensive (loss) income, net of tax	$308	$(544)	$(147)	$(518)

Comprehensive income	$8,275	$6,926	$15,520	$14,332

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2014	$42,925	$271,924	$(448)	$(504)	$(23,798)	$(34,571)	$255,528
Issuance of 2,844 shares of common stock	119	—	—	—	—	—	119
Issuance of 2,048 shares of common stock under the employee stock purchase plan	83	—	—	—	—	—	83
Unearned restricted stock compensation	79	—	—	—	—	—	79
Forfeiture of 682 shares of common stock	(22)	—	—	—	—	—	(22)
Share-based compensation	14	—	—	—	—	—	14
Income tax benefit related to share-based compensation	3	—	—	—	—	—	3
Change related to ESOP shares	—	—	—	—	—	(521)	(521)
Net income	—	14,850	—	—	—	—	14,850
Cash dividends ($0.625 per share)	—	(5,854)	—	—	—	—	(5,854)
Purchase of 20,031 shares of common stock	—	—	—	—	(839)	—	(839)
Other comprehensive income	—	—	(518)	—	—	—	(518)
Balance, June 30, 2015	$43,201	$280,920	$(966)	$(504)	$(24,637)	$(35,092)	$262,922

Balance, December 31, 2015	$43,697	$294,487	$(1,195)	$—	$(27,252)	$(37,562)	$272,175
Issuance of 5,660 shares of common stock	256	—	—	—	—	—	256
Issuance of 2,249 shares of common stock under the employee stock purchase plan	98	—	—	—	—	—	98
Unearned restricted stock compensation	7	—	—	—	—	—	7
Share-based compensation	16	—	—	—	—	—	16
Income tax benefit related to share-based compensation	3	—	—	—	—	—	3
Change related to ESOP shares	—	—	—	—	—	(879)	(879)
Net income	—	15,667	—	—	—	—	15,667
Cash dividends ($0.65 per share)	—	(6,060)	—	—	—	—	(6,060)
Purchase of 48,679 shares of common stock	—	—	—	—	(2,189)	—	(2,189)
Other comprehensive loss	—	—	(147)	—	—	—	(147)
Balance, June 30, 2016	$44,077	$304,094	$(1,342)	$—	$(29,441)	$(38,441)	$278,947

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$15,667	$14,850
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,455	1,370
Provision for loan losses	(172)	455
Share-based compensation	16	14
Forfeiture of common stock	—	(22)
Compensation expensed through issuance of common stock	354	202
Excess tax benefits from share-based compensation	(3)	(3)
Provision for deferred income taxes	(385)	(1,142)
Net gain on sale of other real estate owned and other repossessed assets	(34)	(117)
Increase in accrued interest receivable	(929)	(643)
Amortization of premium on investment securities, net	297	336
Decrease in other assets	442	882
(Increase) decrease in accrued interest payable and other liabilities	(1,266)	2,488
Loans originated for sale	(89,295)	(90,671)
Proceeds on sales of loans	88,445	88,697
Net gain on sales of loans	(835)	(748)
Net cash and cash equivalents provided by operating activities	$13,757	$15,948

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$35,674	$35,652
Purchases of investment securities available for sale	(18,329)	(25,925)
Loans made to customers, net of collections	(40,794)	(41,072)
Proceeds on sale of other real estate owned and other repossessed assets	133	360
Purchases of property and equipment	(2,702)	(5,665)
Income from tax credit real estate, net	307	440
Net cash and cash equivalents used in investing activities	$(25,711)	$(36,210)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$5,306	$(15,479)
Net increase in other borrowings	1,081	11,226
Net increase in FHLB borrowings	15,000	30,000
Excess tax benefits related to share-based compensation	3	3
Purchase of treasury stock	(2,189)	(839)
Dividends paid	(6,060)	(5,854)
Net cash and cash equivalents provided by financing activities	$13,141	$19,057

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2016	2015
Increase (decrease) in cash and cash equivalents	$1,187	$(1,205)
Cash and cash equivalents:
Beginning of period	35,427	29,174
End of period	$36,614	$27,969

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$3,827	$4,351
Interest paid on other obligations	4,346	3,020
Income taxes paid	6,746	5,808

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$879	$521
Transfers to other real estate owned	130	36
Sale and financing of other real estate owned	135	266

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

Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2015 filed with the Securities Exchange Commission on March 9, 2016.  The consolidated balance sheet as of December 31, 2015, has been derived from the audited consolidated financial statements for that period.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of ASU 2016-09 by the Company is not expected to have a material impact.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently reviewing the provisions of this standard to determine the impact on the Company's financial statements.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common shares outstanding at the beginning of the period	9,289,662	9,362,061	9,322,054	9,365,176
Weighted average number of net shares redeemed	(3,339)	(7,153)	(24,752)	(6,075)
Weighted average shares outstanding (basic)	9,286,323	9,354,908	9,297,302	9,359,101
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	6,481	5,448	6,259	5,159
Weighted average number of shares (diluted)	9,292,804	9,360,356	9,303,561	9,364,260
Net income (In thousands)	$7,967	$7,470	$15,667	$14,850
Earnings per share:
Basic	$0.86	$0.80	$1.69	$1.59
Diluted	$0.85	$0.80	$1.68	$1.59

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$4,438	$2,244
Net unrealized loss on derivatives used for cash flow hedges	(6,611)	(4,180)
Tax effect	$831	$741
Net-of-tax amount	$(1,342)	$(1,195)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at June 30, 2016 and December 31, 2015 are summarized in the following table (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$25,342	10.22%	$24,978	9.45%
Other securities (FHLB, FHLMC and FNMA)	63,315	25.53	65,328	24.72
State and political subdivisions	159,341	64.25	173,929	65.83
Total securities available for sale	$247,998	100.00%	$264,235	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2016 or December 31, 2015. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2016:
U.S. Treasury	$24,917	$425	$—	$25,342
Other securities (FHLB, FHLMC and FNMA)	62,748	568	(1)	63,315
State and political subdivisions	155,895	3,469	(23)	159,341
Total	$243,560	$4,462	$(24)	$247,998
December 31, 2015:
U.S. Treasury	$24,893	$92	$(7)	$24,978
Other securities (FHLB, FHLMC and FNMA)	65,400	81	(153)	65,328
State and political subdivisions	171,698	2,375	(144)	173,929
Total	$261,991	$2,548	$(304)	$264,235

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2016, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$35,094	$35,245
Due after one year through five years	144,645	147,041
Due after five years through ten years	62,485	64,374
Due over ten years	1,336	1,338
Total	$243,560	$247,998

As of June 30, 2016 investment securities with a carrying value of $70.16 million were pledged to collateralize repurchase agreements, derivative financial instruments, and other borrowings.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2016 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

Other securities (FHLB, FHLMC and FNMA)	1	1,802	(1)	0.06	—	—	—	—	1	1,802	(1)	0.06

State and political subdivisions	11	2,735	(6)	0.22	15	2,558	(17)	0.66	26	5,293	(23)	0.43

Total temporarily impaired securities	12	$4,537	$(7)	0.15%	15	$2,558	$(17)	0.66%	27	$7,095	$(24)	0.34%

	Less than 12 months				12 months or more				Total
December 31, 2015 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	3	$7,455	$(7)	0.09%	—	$—	$—	—%	3	$7,455	$(7)	0.09%

Other securities (FHLB, FHLMC and FNMA)	15	36,830	(153)	0.42	—	—	—	—	15	36,830	(153)	0.42

State and political subdivisions	56	13,557	(70)	0.52	27	5,633	(74)	1.31	83	19,190	(144)	0.75

Total temporarily impaired securities	74	$57,842	$(230)	0.40%	27	$5,633	$(74)	1.31%	101	$63,475	$(304)	0.48%

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	June 30, 2016	December 31, 2015
	(Amounts In Thousands)
Agricultural	$89,129	$101,588
Commercial and financial	170,346	184,199
Real estate:
Construction, 1 to 4 family residential	57,720	51,346
Construction, land development and commercial	117,738	83,121
Mortgage, farmland	191,194	187,856
Mortgage, 1 to 4 family first liens	743,450	727,160
Mortgage, 1 to 4 family junior liens	119,288	117,873
Mortgage, multi-family	285,588	271,974
Mortgage, commercial	319,825	323,409
Loans to individuals	24,485	24,019
Obligations of state and political subdivisions	51,199	52,371
	$2,169,962	$2,124,916
Net unamortized fees and costs	793	768
	$2,170,755	$2,125,684
Less allowance for loan losses	27,290	26,510
	$2,143,465	$2,099,174

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and six months ended June 30, 2016 were as follows:

	Three Months Ended June 30, 2016
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,954	$4,311	$2,759	$3,944	$8,036	$4,190	$936	$27,130
Charge-offs	(25)	(79)	—	—	(184)	—	(108)	(396)
Recoveries	30	367	555	—	279	8	38	1,277
Provision	38	(588)	(416)	(17)	95	3	164	(721)

Ending balance	$2,997	$4,011	$2,898	$3,927	$8,226	$4,201	$1,030	$27,290

	Six Months Ended June 30, 2016
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Charge-offs	(25)	(134)	—	(10)	(528)	(66)	(277)	(1,040)
Recoveries	172	620	607	—	492	19	82	1,992
Provision	(232)	(992)	11	595	90	25	331	(172)

Ending balance	$2,997	$4,011	$2,898	$3,927	$8,226	$4,201	$1,030	$27,290

Ending balance, individually evaluated for impairment	$837	$217	$13	$638	$246	$75	$70	$2,096

Ending balance, collectively evaluated for impairment	$2,160	$3,794	$2,885	$3,289	$7,980	$4,126	$960	$25,194

Loans:

Ending balance	$89,129	$170,346	$175,458	$191,194	$862,738	$605,413	$75,684	$2,169,962

Ending balance, individually evaluated for impairment	$12,577	$2,303	$698	$8,514	$5,646	$4,043	$70	$33,851

Ending balance, collectively evaluated for impairment	$76,552	$168,043	$174,760	$182,680	$857,092	$601,370	$75,614	$2,136,111

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three and six months ended June 30, 2015 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of June 30, 2016 and December 31, 2015, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
June 30, 2016
Grade:
Excellent	$1,957	$3,369	$—	$252
Good	15,716	34,040	1,593	12,054
Satisfactory	35,194	96,432	39,300	78,402
Monitor	9,666	19,601	11,156	20,369
Special Mention	12,794	11,874	5,065	6,220
Substandard	13,802	5,030	606	441
Total	$89,129	$170,346	$57,720	$117,738

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
June 30, 2016
Grade:
Excellent	$2,429	$547	$—	$6,466
Good	45,441	15,155	2,492	65,693
Satisfactory	98,720	640,462	109,301	179,886
Monitor	28,893	49,621	3,937	31,001
Special Mention	6,584	17,269	1,846	1,983
Substandard	9,127	20,396	1,712	559
Total	$191,194	$743,450	$119,288	$285,588

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
June 30, 2016
Grade:
Excellent	$15,478	$—	$2,326	$32,824
Good	87,299	83	36,118	315,684
Satisfactory	186,309	23,753	12,249	1,500,008
Monitor	21,841	226	506	196,817
Special Mention	4,786	213	—	68,634
Substandard	4,112	210	—	55,995
Total	$319,825	$24,485	$51,199	$2,169,962

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of June 30, 2016 and December 31, 2015 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2016
Agricultural	$2,041	$94	$1,446	$3,581	$85,548	$89,129	$359
Commercial and financial	755	810	1,154	2,719	167,627	170,346	—
Real estate:
Construction, 1 to 4 family residential	347	405	173	925	56,795	57,720	—
Construction, land development and commercial	45	199	85	329	117,409	117,738	—
Mortgage, farmland	338	195	200	733	190,461	191,194	200
Mortgage, 1 to 4 family first liens	228	2,007	1,703	3,938	739,512	743,450	175
Mortgage, 1 to 4 family junior liens	39	8	137	184	119,104	119,288	—
Mortgage, multi-family	132	—	40	172	285,416	285,588	—
Mortgage, commercial	253	335	173	761	319,064	319,825	—
Loans to individuals	79	62	—	141	24,344	24,485	—
Obligations of state and political subdivisions	—	—	—	—	51,199	51,199	—
	$4,257	$4,115	$5,111	$13,483	$2,156,479	$2,169,962	$734

December 31, 2015
Agricultural	$3,064	$961	$—	$4,025	$97,563	$101,588	$—
Commercial and financial	854	71	1,312	2,237	181,962	184,199	—
Real estate:
Construction, 1 to 4 family residential	—	—	214	214	51,132	51,346	—
Construction, land development and commercial	—	—	88	88	$83,033	83,121	—
Mortgage, farmland	320	88	—	408	187,448	187,856	—
Mortgage, 1 to 4 family first liens	4,526	1,192	2,085	7,803	$719,357	727,160	406
Mortgage, 1 to 4 family junior liens	250	13	110	373	117,500	117,873	—
Mortgage, multi-family	135	—	113	248	$271,726	271,974	—
Mortgage, commercial	1,033	—	331	1,364	322,045	323,409	61
Loans to individuals	158	40	—	198	$23,821	24,019	—
Obligations of state and political subdivisions	—	—	—	—	52,371	52,371	—
	$10,340	$2,365	$4,253	$16,958	$2,107,958	$2,124,916	$467

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at June 30, 2016 and December 31, 2015, was as follows:

	June 30, 2016			December 31, 2015
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,670	$359	$96	$—	$—	$1,710
Commercial and financial	1,516	—	787	1,498	—	612
Real estate:
Construction, 1 to 4 family residential	173	—	266	214	—	473
Construction, land development and commercial	140	—	120	145	—	122
Mortgage, farmland	1,272	200	1,626	—	—	2,233
Mortgage, 1 to 4 family first liens	3,914	175	1,342	3,845	406	1,369
Mortgage, 1 to 4 family junior liens	188	—	26	279	—	27
Mortgage, multi-family	358	—	—	449	—	—
Mortgage, commercial	1,089	—	2,596	985	61	1,733
	$10,320	$734	$6,859	$7,415	$467	$8,279

(1)	There were $5.02 million and $2.31 million of TDR loans included within nonaccrual loans as of June 30, 2016 and December 31, 2015, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.27 million from December 31, 2015 to June 30, 2016 due to an increase in the balances of loans past due greater than 90 days. As of June 30, 2016 there were 6 accruing loans past due 90 days or more. The average accruing loans past due as of June 30, 2016 are $0.12 million. The average accruing loans past due 90 days or more as of December 31, 2015 was $0.09 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	4	$1,523	$65	7	$1,710	$32
Commercial and financial	12	1,946	252	8	1,818	241
Real estate:
Construction, 1 to 4 family residential	2	438	—	3	646	138
Construction, land development and commercial	1	120	—	1	122	—
Mortgage, farmland	7	2,897	—	5	2,233	—
Mortgage, 1 to 4 family first liens	13	1,539	—	13	1,575	—
Mortgage, 1 to 4 family junior liens	2	30	—	2	36	—
Mortgage, multi-family	—	—	—	1	71	—
Mortgage, commercial	14	3,385	—	10	2,381	—
Loans to individuals	—	—	—	—	—	—
	55	$11,878	$317	50	$10,592	$411

The following is a summary of TDR loans that were modified during the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	1	$562	$562	1	$562	$562
Commercial and financial	—	—	—	4	349	349
Real estate:
Construction, 1 to 4 family residential	—	—	—	2	543	543
Construction, land development and commercial	—	—	—	—	—	—
Mortgage, farmland	—	—	—	1	132	132
Mortgage, 1 to 4 family first lien	—	—	—	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	1	539	539	1	539	539
Mortgage, commercial	—	—	—	3	629	629
	2	$1,101	$1,101	12	$2,754	$2,754

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.32 million in additional borrowings to restructured loan customers as of June 30, 2016.  The Company had commitments to lend $0.41 million in additional borrowings to restructured loan customers as of December 31, 2015.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were $0.20 million and $0.00 million of TDR loans that were in payment default (defined as past due 90 days or more) during the quarter ended June 30, 2016 and year ended December 31, 2015.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three and six months ended June 30, 2016 is as follows:

	June 30, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$50	$195	$—	$91	$1	$97	$1
Commercial and financial	1,693	2,325	—	1,722	6	1,743	12
Real estate:
Construction, 1 to 4 family residential	265	265	—	265	3	265	6
Construction, land development and commercial	205	292	—	205	1	208	3
Mortgage, farmland	1,089	1,206	—	1,090	13	1,095	26
Mortgage, 1 to 4 family first liens	4,029	4,983	—	4,075	13	4,136	27
Mortgage, 1 to 4 family junior liens	141	444	—	146	—	153	—
Mortgage, multi-family	146	258	—	149	—	187	—
Mortgage, commercial	2,823	4,176	—	2,853	25	2,893	50
Loans to individuals	—	20	—	—	—	—	—
	$10,441	$14,164	$—	$10,596	$62	$10,777	$125

With an allowance recorded:
Agricultural	$12,527	$12,564	$837	$12,560	$140	$12,598	$282
Commercial and financial	610	623	217	643	5	696	11
Real estate:
Construction, 1 to 4 family residential	173	184	2	173	—	173	—
Construction, land development and commercial	55	57	11	55	—	56	—
Mortgage, farmland	7,425	7,430	638	7,498	82	7,505	164
Mortgage, 1 to 4 family first liens	1,402	1,537	232	1,423	5	1,434	9
Mortgage, 1 to 4 family junior liens	74	232	14	76	—	78	1
Mortgage, multi-family	212	220	41	214	—	216	—
Mortgage, commercial	862	896	34	868	9	875	17
Loans to individuals	70	70	70	69	2	83	4
	$23,410	$23,813	$2,096	$23,579	$243	$23,714	$488

Total:
Agricultural	$12,577	$12,759	$837	$12,651	$141	$12,695	$283
Commercial and financial	2,303	2,948	217	2,365	11	2,439	23
Real estate:
Construction, 1 to 4 family residential	438	449	2	438	3	438	6
Construction, land development and commercial	260	349	11	260	1	264	3
Mortgage, farmland	8,514	8,636	638	8,588	95	8,600	190
Mortgage, 1 to 4 family first liens	5,431	6,520	232	5,498	18	5,570	36
Mortgage, 1 to 4 family junior liens	215	676	14	222	—	231	1
Mortgage, multi-family	358	478	41	363	—	403	—
Mortgage, commercial	3,685	5,072	34	3,721	34	3,768	67
Loans to individuals	70	90	70	69	2	83	4
	$33,851	$37,977	$2,096	$34,175	$305	$34,491	$613

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans increased $17.59 million from December 31, 2015 to June 30, 2016.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.56% of loans held for investment as of June 30, 2016 and 0.76% as of December 31, 2015.  The increase in impaired loans is due mainly to an increase in nonaccrual loans of $2.91 million, a $16.39 million agricultural and farmland real estate relationship with a specific allowance for losses, and a decrease in TDR loans of $1.42 million from December 31, 2015 to June 30, 2016.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2016 are as follows:

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$36,614	$36,614	$36,614	$—	$—
Investment securities	260,621	260,621	—	260,621	—
Loans held for sale	7,239	7,239	—	7,239	—
Loans
Agricultural	86,132	86,173	—	—	86,173
Commercial and financial	166,335	166,286	—	—	166,286
Real estate:
Construction, 1 to 4 family residential	56,738	56,707	—	—	56,707
Construction, land development and commercial	115,822	115,847	—	—	115,847
Mortgage, farmland	187,267	187,578	—	—	187,578
Mortgage, 1 to 4 family first liens	737,242	741,638	—	—	741,638
Mortgage, 1 to 4 family junior liens	118,063	122,980	—	—	122,980
Mortgage, multi-family	283,830	283,577	—	—	283,577
Mortgage, commercial	317,382	316,736	—	—	316,736
Loans to individuals	23,839	23,820	—	—	23,820
Obligations of state and political subdivisions	50,815	50,353	—	—	50,353
Accrued interest receivable	9,601	9,601	—	9,601	—
Total financial instrument assets	$2,457,540	$2,465,770	$36,614	$277,461	$2,151,695
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$304,155	$304,155	$—	$304,155	$—
Interest-bearing deposits	1,591,853	1,593,284	—	1,593,284	—
Other borrowings	45,132	45,132	—	45,132	—
Federal Home Loan Bank borrowings	240,000	239,859	—	239,859	—
Interest rate swaps	6,611	6,611	—	6,611	—
Accrued interest payable	844	844	—	844	—
Total financial instrument liabilities	$2,188,595	$2,189,885	$—	$2,189,885	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$420,305	$—	$—	$—	$—
Letters of credit	9,935	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$430,240	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2016.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$25,342	$—	$25,342
State and political subdivisions	—	63,315	—	63,315
Other securities (FHLB, FHLMC and FNMA)	—	159,341	—	159,341
Derivative Financial Instruments
Interest rate swaps	$—	(6,611)	$—	(6,611)
Total	$—	$241,387	$—	$241,387

	December 31, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$24,978	$—	$24,978
State and political subdivisions	—	173,929	—	173,929
Other securities (FHLB, FHLMC and FNMA)	—	65,328	—	65,328
Derivative Financial Instruments
Interest rate swaps	—	(4,180)	—	(4,180)
Total	$—	$260,055	$—	$260,055

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2016 and the year ended December 31, 2015.

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

	June 30, 2016				Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,345	$1,345	$—	$—
Commercial and financial	—	—	1,480	1,480	72	92
Real Estate:
Construction, 1 to 4 family residential	—	—	436	436	—	—
Construction, land development and commercial	—	—	129	129	—	—
Mortgage, farmland	—	—	1,972	1,972	—	—
Mortgage, 1 to 4 family first liens	—	—	4,609	4,609	79	354
Mortgage, 1 to 4 family junior liens	—	—	201	201	—	—
Mortgage, multi-family	—	—	317	317	—	—
Mortgage, commercial	—	—	1,764	1,764		65
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$12,253	$12,253	$151	$511

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2017.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 926,268 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2016.  Of these 926,268 shares, 13,427 shares were purchased during the quarter ended June 30, 2016, at an average price per share of $45.42.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $76.48 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$47,329	$44,376
Credit cards	43,999	41,518
Commercial, real estate and home construction	130,282	98,613
Commercial lines and real estate purchase loans	198,695	160,095
Outstanding letters of credit	9,935	11,718

Note 9.	Income Taxes

Federal income tax expense for the six months ended June 30, 2016 and 2015 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2015, 2014, and 2013 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2015, 2014, and 2013 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2016  and December 31, 2015 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2016, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2016.

Income taxes as a percentage of income before taxes were 30.80% for the six months ended June 30, 2016 and 30.23% for the same period in 2015.  The slight increase in the effective tax rate is due to a decrease in the amount of low-income housing tax credits earned by the Company in 2016.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $6.61 million of collateral as of June 30, 2016.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of June 30, 2016 and December 31, 2015:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
June 30, 2016
Interest rate swap	$25,000	$(2,194)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(4,417)	Other Liabilities	11/7/2023

December 31, 2015
Interest rate swap	$25,000	$(1,501)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,679)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges as of June 30, 2016 and December 31, 2015:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
June 30, 2016
Interest rate swap	$(428)	Interest Expense	$—	Other Income	$—
Interest rate swap	(1,073)	Interest Expense	—	Other Income	—

December 31, 2015
Interest rate swap	$(394)	Interest Expense	$—	Other Income	$—
Interest rate swap	(461)	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of June 30, 2016 and December 31, 2015 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At June 30, 2016, the Bank has eighteen full-service locations.

Net income for the six month period ended June 30, 2016 was $15.67 million compared to $14.85 million for the same six months of 2015, an increase of 5.50%.  The $0.82 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first six months of 2016 are an increase in net interest income of $1.69 million and a decrease in provision for loan losses of $0.63 million.  These changes were offset by an increase in income tax expense of $0.54 million, a decrease in noninterest income of $0.75 million, and an increase in noninterest expenses of $0.21 million.

The Company achieved a return on average assets of 1.19% and a return on average equity of 11.20% for the twelve months ended June 30, 2016, compared to the twelve months ended June 30, 2015, which were 1.22% and 11.09%, respectively.  Dividends of $0.65 per share were paid in January 2016 to 2,334 shareholders.  The 2015 dividend was $0.625 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.39% for the six months ended June 30, 2016 compared to 3.53% for the same six months of 2015.  Average earning assets were $2.429 billion year to date in 2016 and $2.245 billion in 2015.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of June 30, 2016 for the Company included the following:

•	Total assets were $2.521 billion, an increase of $27.81 million since December 31, 2015.

•	Cash and cash equivalents were $36.61 million, a decrease of $1.19 million since December 31, 2015.

•	Net loans were $2.151 billion, an increase of $45.98 million since December 31, 2015. Loans held for sale increased $1.69 million since December 31, 2015.

•	Deposits increased $5.31 million since December 31, 2015.

•	Federal Home Loan Bank borrowings increased $15.00 million since December 31, 2015.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

Loan demand has been increasing and is expected to increase throughout the year ending December 31, 2016 and into 2017.  As indicated in the table below, growth in the construction and multi-family real estate loans have been primarily responsible for the increase in total loans.

The following table sets forth the composition of the loan portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$89,129	4.11%	$101,588	4.78%
Commercial and financial	170,346	7.85	184,199	8.67
Real estate:
Construction, 1 to 4 family residential	57,720	2.66	51,346	2.42
Construction, land development and commercial	117,738	5.43	83,121	3.91
Mortgage, farmland	191,194	8.81	187,856	8.84
Mortgage, 1 to 4 family first liens	743,450	34.25	727,160	34.22
Mortgage, 1 to 4 family junior liens	119,288	5.50	117,873	5.55
Mortgage, multi-family	285,588	13.16	271,974	12.80
Mortgage, commercial	319,825	14.74	323,409	15.22
Loans to individuals	24,485	1.13	24,019	1.13
Obligations of state and political subdivisions	51,199	2.36	52,371	2.46
	$2,169,962	100.00%	$2,124,916	100.00%
Net unamortized fees and costs	793		768
	$2,170,755		$2,125,684
Less allowance for loan losses	27,290		26,510
	$2,143,465		$2,099,174

Index

HILLS BANCORPORATION

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,997	10.98%	4.11%	$3,082	11.63%	4.78%
Commercial and financial	4,011	14.70	7.85	4,517	17.04	8.67
Real estate:
Construction, 1 to 4 family residential	982	3.60	2.66	866	3.27	2.42
Construction, land development and commercial	1,916	7.02	5.43	1,414	5.33	3.91
Mortgage, farmland	3,927	14.39	8.81	3,342	12.61	8.84
Mortgage, 1 to 4 family first liens	7,001	25.65	34.25	6,931	26.14	34.22
Mortgage, 1 to 4 family junior liens	1,225	4.49	5.50	1,241	4.68	5.55
Mortgage, multi-family	1,758	6.44	13.16	1,713	6.46	12.80
Mortgage, commercial	2,443	8.95	14.74	2,510	9.47	15.22
Loans to individuals	646	2.37	1.13	501	1.89	1.13
Obligations of state and political subdivisions	384	1.41	2.36	393	1.48	2.46
	$27,290	100.00%	100.00%	$26,510	100.00%	100.00%

The allowance for loan losses totaled $27.29 million at June 30, 2016 compared to $26.51 million at December 31, 2015.  The percentage of the allowance to outstanding loans was 1.26% and 1.25% at June 30, 2016 and December 31, 2015, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2016 is the result of an increase in net loans and a change in the composition and allocation of loans within credit quality ratings.

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

Management has determined that the allowance for loan losses was appropriate at June 30, 2016, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Investment securities available for sale held by the Company decreased by $16.24 million from December 31, 2015 to June 30, 2016.  The fair value of securities available for sale was $4.44 million more than the amortized cost of such securities as of June 30, 2016.  At December 31, 2015, the fair value of the securities available for sale was $2.24 million more than the amortized cost of such securities.

Deposits increased $5.31 million in the first six months of 2016. Repurchase agreements increased $1.08 million and Federal Home Loan Bank borrowings increased $15.00 million since December 31, 2015.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $60.58 million as of June 30, 2016 with an average rate of 0.56%.  Brokered deposits were $62.74 million as of December 31, 2015 with an average interest rate of 0.42%. As of June 30, 2016 and December 31, 2015, brokered deposits were 3.20% and 3.32% of total deposits, respectively.

Dividends and Equity

In January 2016, Hills Bancorporation paid a dividend of $6.06 million or $0.65 per share.  The dividend was $0.625 per share in January 2015.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2016 totaled $278.95 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of June 30, 2016 and December 31, 2015, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of June 30, 2016 and December 31, 2015 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of June 30, 2016:
Company:
Total risk-based capital	$335,003	15.99%	8.000%	10.000%
Tier 1 risk-based capital	308,685	14.74	6.000	8.000
Tier 1 common equity	308,685	14.74	4.500	6.500
Leverage ratio	308,685	12.38	4.000	5.000
Bank:
Total risk-based capital	334,982	16.02	8.000	10.000
Tier 1 risk-based capital	308,686	14.77	6.000	8.000
Tier 1 common equity	308,686	14.77	4.500	6.500
Leverage ratio	308,686	12.41	4.000	5.000

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2015:
Company:
Total risk-based capital	$334,899	15.82%	8.00%	10.00%
Tier 1 risk-based capital	308,432	14.57	6.00	8.00
Tier 1 common equity	308,432	14.57	4.50	6.50
Leverage ratio	308,432	12.53	4.00	5.00
Bank:
Total risk-based capital	335,010	15.83	8.00	10.00
Tier 1 risk-based capital	308,562	14.58	6.00	8.00
Tier 1 common equity	308,562	14.58	4.50	6.50
Leverage ratio	308,562	12.54	4.00	5.00

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2016 and 2015

Net Income Overview

Net income increased $0.82 million for the six months ended June 30, 2016 compared to the first six months of 2015.  Total net income was $15.67 million in 2016 and $14.85 million in the comparable period in 2015, an increase of 5.50%.  The changes in net income in 2016 from the first six months of 2015 were primarily the result of the following:

•
Net interest income increased by $1.69 million, before provision expense. Total interest income increased by $2.57 million as a result of growth in the volume of earning assets. Total interest expense increased by $0.88 million as a result of $1.33 million in additional FHLB borrowings interest expense.

•	The provision for loan losses decreased by $0.63 million.

•	Noninterest income decreased by $0.76 million.

•	Noninterest expenses increased by $0.21 million.

•	Income tax expense increased by $0.54 million.

For the six month period ended June 30, 2016 and June 30, 2015 basic earnings per share was $1.69 and $1.59, respectively. Diluted earnings per share was $1.68 for the six months ended June 30, 2016 compared to $1.59 for the same period in 2015.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $39.64 million for the first six months of 2016 was derived from the Company’s $2.429 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.39%.  Average earning assets in the six months ended June 30, 2015 were $2.245 billion and the tax-equivalent net interest margin was 3.53%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $1.21 million change in income before income taxes in the six month period ended June 30, 2016.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets.  The Company expects net interest compression to continue to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.151 billion at June 30, 2016.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction of expense of $0.17 million in 2016 compared to an expense of $0.46 million in 2015.  The Company believes that the provision for loan losses will steadily increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $6.97 million and $6.44 million for the six months ended June 30, 2016 and 2015, respectively.  Income taxes as a percentage of income before taxes were 30.80% in 2016 and 30.23% in 2015.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2016 and 2015

Net Interest Income

Net interest income increased for the six months ended June 30, 2016 compared to the comparable period in 2015.  The increase was as a result of growth in the average volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first six months of 2016 was 3.39% compared to 3.53% in 2015 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2016 compared to the comparable period in 2015 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$140,616	(0.13)%	$3,320	$(982)	$2,338
Taxable securities	3,303	0.22	54	78	132
Nontaxable securities	4,866	(0.16)	77	(127)	(50)
Federal funds sold	34,988	0.25	45	58	103
	$183,773		$3,496	$(973)	$2,523

Interest expense:
Interest-bearing demand deposits	$46,611	—%	$(37)	$(4)	$(41)
Savings deposits	72,488	0.04	(71)	(117)	(188)
Time deposits	(59,162)	(0.13)	383	295	678
Other borrowings	(914)	0.79	(4)	(6)	(10)
FHLB borrowings	97,093	(0.64)	(2,086)	758	(1,328)
Interest-bearing other liabilities	(4,517)	(0.03)	13	(1)	12
	$151,599		$(1,802)	$925	$(877)
Change in net interest income			$1,694	$(48)	$1,646

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2016	2015
Yield on average interest-earning assets	4.06%	4.19%
Rate on average interest-bearing liabilities	0.86	0.84
Net interest spread	3.20%	3.35%
Effect of noninterest-bearing funds	0.19	0.18
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.39%	3.53%

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2016 and 2015

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met four times during the first six months of 2016.  The target rate remains unchanged since December, 2015 at 0.50%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2016, the rate indexes for the one, three and five year indexes were 0.45%, 0.71% and 1.01%, respectively.  The one year index increased 155.17% from 0.29% at June 30, 2015, the three year index decreased 33.65% and the five year index decreased 40.94%.  The three year index was 1.07% and the five year index was 1.71% at June 30, 2015.  The targeted federal funds rate was 0.50% and 0.25% at June 30, 2016 and 2015, respectively.  The Company anticipates possible increases in short term and long term rates in the indexes for 2016.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.17 million for the six months ended June 30, 2016 compared to an expense of $0.46 million in 2015, an expense decrease of $0.63 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The decrease in expense in 2016 is the net result of an increase in net loans, the effects of loan recoveries in 2016, a change in the composition and allocation of loans within credit quality ratings, and a specific allowance recorded for a $16.22 agricultural and farmland real estate loan relationship.

The allowance for loan losses increased $0.78 million during the first six months of 2016.  In the first six months of 2016, there was an increase of $0.21 million due to the volume and composition of loans outstanding and a $0.57 million increase in the amount allocated to the allowance due to credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2016 and 2015, recoveries were $1.99 million and $3.04 million, respectively; and charge-offs were $1.04 million in 2016 and $1.72 million in 2015.  The allowance for loan losses totaled $27.29 million at June 30, 2016 compared to $26.51 million at December 31, 2015.  The allowance represented 1.26% and 1.25% of loans held for investment at June 30, 2016 and December 31, 2015.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2016 and 2015

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$835	$748	$87	11.63%
Trust fees	3,454	3,248	206	6.34
Service charges and fees	4,273	4,027	246	6.11
Rental revenue on tax credit real estate	—	904	(904)	(100.00)
Net gain on sale of other real estate owned and other repossessed assets	34	117	(83)	(70.94)
Other noninterest income	1,145	1,452	(307)	(21.14)
	$9,741	$10,496	$(755)	(7.19)

Loans originated for sale in the first six months of 2016 totaled $89.29 million compared to $90.67 million in the same period in 2015, a decrease of 1.52%.  In the six months ended June 30, 2016 and 2015, the net gain on sale of loans was $0.84 million and $0.75 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

The Company adopted ASU 2015-02 for the period ending March 31, 2016 and have changed the accounting for its tax credit limited partnership investments to the equity method. As a result the Company no longer records rental revenue on tax credit real estate as of June 30, 2016. The Company recorded net income from its investments in tax credit partnerships of $(0.02) million as of June 30, 2016.

The net gain on sale of other real estate owned and other repossessed assets decreased $0.08 million to a net gain of $0.03 million for the six months ended June 30, 2016.  The total net gain on sale of other real estate owned for the six months ended consisted of a $0.03 million net gain on the sale of five properties. During the same period in 2015, the gain consisted of a $0.16 million net gain on sale of eight properties offset by a $0.04 million fair market value adjustment on three properties.

Trust fees increased $0.21 million in the six months ended June 30, 2016 compared to June 30, 2015 due to new trust relationships.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2016 and 2015

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$14,459	$13,575	$884	6.51%
Occupancy	1,984	1,968	16	0.81
Furniture and equipment	2,761	2,607	154	5.91
Office supplies and postage	846	854	(8)	(0.94)
Advertising and business development	1,626	1,693	(67)	(3.96)
Outside services	3,541	3,433	108	3.15
Rental expenses on tax credit real estate	—	1,161	(1,161)	(100.00)
FDIC insurance assessment	623	573	50	8.73
Other noninterest expense	1,075	839	236	28.13
	$26,915	$26,703	$212	0.79

In the six months ended June 30, 2016 and 2015, salaries and employee benefits expense increased $0.88 million. The increase is primarily the result of annual salary adjustments and additional employees. Other noninterest expense categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2016.

The Company adopted ASU 2015-02 for the period ending March 31, 2016 and have changed the accounting for its tax credit limited partnership investments to the equity method. As a result the Company no longer records rental expenses on tax credit real estate as of June 30, 2016.

Discussion of operations for the three months ended June 30, 2016 and 2015

Net Income Overview

Net income increased $0.50 million for the three months ended June 30, 2016 compared to the same period in 2015.  Total net income was $7.97 million in 2016 and $7.47 million in the comparable period in 2015, an increase of 6.65%.  For the three month period ended June 30, 2016 and June 30, 2015 basic earning per share was $0.86 and $0.80, respectively. Diluted earnings per share was $0.85 for the three months ended June 30, 2016 compared to $0.80 for the same period in 2015.

Net Interest Income

Net interest income increased for the three months ended June 30, 2016 compared to the comparable period in 2015.  The increase was primarily the result of growth in the volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended June 30, 2016 was 3.38% compared to 3.57% in 2015 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2016 compared to the comparable period in 2015 are shown in the following table:

Index

HILLS BANCORPORATION

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$145,988	(0.13)%	$1,573	$(670)	$903
Taxable securities	1,094	0.24	20	42	62
Nontaxable securities	4,820	(0.17)	39	(65)	(26)
Federal funds sold	43,835	0.25	28	36	64
	$195,737		$1,660	$(657)	$1,003

Interest expense:
Interest-bearing demand deposits	$48,997	—%	$(18)	$—	$(18)
Savings deposits	83,151	0.04	(39)	(62)	(101)
Time deposits	(60,457)	(0.11)	201	124	325
Short-term borrowings	(1,783)	(0.04)	5	2	7
FHLB borrowings	97,500	(0.63)	(1,032)	382	(650)
Interest-bearing other liabilities	(4,687)	(1.18)	8	—	8
	$162,721		$(875)	$446	$(429)
Change in net interest income			$785	$(211)	$574

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2016 and 2015

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2016	2015
Yield on average interest-earning assets	4.04%	4.21%
Rate on average interest-bearing liabilities	0.85	0.83
Net interest spread	3.19%	3.38%
Effect of noninterest-bearing funds	0.19	0.19
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.38%	3.57%

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.72 million for the three months ended June 30, 2016 compared to an expense of $0.52 million million in 2015, an expense decrease of $1.24 million. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses increased $0.16 million during the three months ended June 30, 2016.  In the three months ended June 30, 2016, there was a $0.16 million increase in the amount allocated to the allowance due to credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2016 and 2015, recoveries were $1.28 million and $1.87 million, respectively; and charge-offs were $0.40 million in 2016 and $0.95 million in 2015.  The allowance for loan losses totaled $27.29 million at June 30, 2016 compared to $26.51 million at December 31, 2015.  The allowance represented 1.26% and 1.25% of loans held for investment at June 30, 2016 and December 31, 2015, respectively.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2016 and 2015

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$546	$440	$106	24.09%
Trust fees	1,726	1,679	47	2.80
Service charges and fees	2,218	2,081	137	6.58
Rental revenue on tax credit real estate	—	393	(393)	(100.00)
Net gain on sale of other real estate owned and other repossessed assets	—	110	(110)	(100.00)
Other noninterest income	378	803	(425)	(52.93)
	$4,868	$5,506	$(638)	(11.59)

In the three months ended June 30, 2016 and 2015, the net gain on sale of loans was $0.55 million and $0.44 million , respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.05 million in the three months ended June 30, 2016 compared to June 30, 2015 due to new trust relationships.

The Company adopted ASU 2015-02 for the period ending March 31, 2016 and have changed the accounting for its tax credit limited partnership investments to the equity method. As a result the Company no longer records rental revenue on tax credit real estate as of June 30, 2016. The Company recorded net income from its investments in tax credit partnerships of $(0.02) million as of June 30, 2016.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$7,475	$6,924	$551	7.96%
Occupancy	983	953	30	3.15
Furniture and equipment	1,357	1,309	48	3.67
Office supplies and postage	445	413	32	8
Advertising and business development	840	919	(79)	(8.60)
Outside services	1,765	1,619	146	9.02
Rental expenses on tax credit real estate	—	559	(559)	(100.00)
FDIC insurance assessment	320	284	36	12.68
Other noninterest expense	678	524	154	29.39
	$13,863	$13,504	$359	2.66

Index

HILLS BANCORPORATION

In the three months ended June 30, 2016 and 2015, salaries and employee benefits expense increased $0.55 million. The increase is primarily the result of annual salary adjustments and additional employees. Other noninterest expense categories experienced marginal period-to-period increases for the three months ended June 30, 2016.

The Company adopted ASU 2015-02 for the period ending March 31, 2016 and have changed the accounting for its tax credit limited partnership investments to the equity method. As a result the Company no longer records rental expenses on tax credit real estate as of June 30, 2016.

Income Taxes

Federal and state income tax expenses were $3.73 million and $3.38 million for the three months ended June 30, 2016 and 2015, respectively.  Income taxes as a percentage of income before taxes were 31.87% in 2016 and 31.17% in 2015.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 9.84% of the Company’s total assets at June 30, 2016 compared to 10.60% at December 31, 2015.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2016, the Company had borrowed $240.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $405.83 million at June 30, 2016.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $213.34 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2016.

As of June 30, 2016, investment securities with a carrying value of $70.16 million were pledged to collateralize public and trust deposits, repurchase agreements, derivative financial instruments, and other borrowings.  As of December 31, 2015, investment securities with a carrying value of $69.52 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Index

HILLS BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is to changes in interest rates.  Interest rate risk is the risk to current or anticipated earnings or capital arising from movements in interest rates.  Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk.  Repricing risk is the difference between the timing of rate changes and the timing of cash flows.  Basis risk is the difference from changing rate relationships among different yield curve affecting Bank activities.  Yield curve risk is the difference from changing rate relationships across the spectrum of maturities.  Option risk is the difference resulting from interest-related options imbedded in Bank products.  The Bank’s primary source of interest rate risk exposure arises from repricing risk.  To measure this risk the Bank uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Bank’s assets and liabilities and an earnings simulation approach.  The gap schedule is known as the interest rate sensitivity report.  The report reflects the repricing characteristics of the Bank’s assets and liabilities.  The report details the calculation of the gap ratio.  This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	1,598	$45.00	1,598	585,561
May 1 to May 31	6,490	45.46	6,490	579,071
June 1 to June 30	5,339	45.50	5,339	573,732
Total	13,427	$44.79	13,427	573,732

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

During the first six months of 2016, the Company issued 5,660 shares of restricted stock under the 2010 Stock Option and Incentive Plan.  The restricted shares were issued to officers of the company for no cash consideration and will vest over a five-year period from the date of grant.  The issuance of these shares was exempt from the registration requirements of the SEC pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

HILLS BANCORPORATION

Date:	August 4, 2016	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	August 4, 2016	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2016

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2016 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	59-60

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	61