Form 10-K
period 2016-12-31
HILLS BANCORPORATION
filed 2017-03-03
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.	Commission File Number 0-12668
HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)

Iowa	42-1208067
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 Main Street, Hills, Iowa 52235
(Address of principal executive offices)

Registrant's telephone number, including area code:  (319) 679-2291
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016, based on the most recent sale price of $45.50 per share, and 7,602,521 shares held was $345,914,706.  Common stock held by non-affiliates excludes 1,678,763 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 28, 2017 is 9,336,509 shares of no par value common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 17, 2017 for the Annual Meeting of the Shareholders of the Registrant to be held April 17, 2017 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $1.912 billion and comprised 83.95% of the Bank’s loan portfolio as of December 31, 2016.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2016, mortgage loans totaled $1.732 billion and comprised 76.07% of the Bank’s loan portfolio.

Residential real estate loans totaled $892.87 million and were 39.21% of the Bank’s loan portfolio as of December 31, 2016.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $334.20 million and were 14.67% of the Bank’s loan portfolio at December 31, 2016.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $302.83 million and were 13.30% of the Bank’s loan portfolio at December 31, 2016.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $202.34 million and were 8.89% of the Bank’s loan portfolio at December 31, 2016.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2016, construction loans for personal residences totaled $57.86 million and were 2.54% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $121.56 million and were 5.34% of the Bank’s loan portfolio.  In total, construction loans totaled $179.42 million and were 7.88% of the Bank’s loan portfolio as of December 31, 2016.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $193.00 million and comprised 8.48% of the total loan portfolio at December 31, 2016.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $92.87 million and constituted 4.08% of the total loan portfolio at December 31, 2016.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2016, consumer loans totaled $25.16 million and were 1.10% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $54.46 million and comprised 2.39% of the Bank’s total loan portfolio at December 31, 2016.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand savings and time deposits.

Average Daily Balances

The following table shows average balances of assets, liabilities and stockholders’ equity:

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2016	2015	2014
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$26,180	$26,117	$25,496
Interest-bearing cash and cash equivalents	31,886	11,713	13,895
Taxable securities	101,187	99,458	95,375
Nontaxable securities	162,742	158,564	149,947
Federal funds sold	50	22	20
Loans, net	2,159,985	2,014,057	1,870,128
Property and equipment, net	35,225	33,083	29,169
Other assets	43,558	46,123	45,293
	$2,560,813	$2,389,137	$2,229,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$312,406	$292,943	$259,602
Interest-bearing demand deposits	499,882	469,463	414,438
Savings deposits	684,283	604,633	564,940
Time deposits	438,173	484,810	516,169
Other borrowings	51,177	51,882	43,147
FHLB borrowings	231,443	161,091	129,521
Noninterest-bearing other liabilities	23,177	22,173	17,672
Interest-bearing other liabilities	872	2,639	2,687
Redeemable common stock held by Employee Stock Ownership Plan	39,172	36,067	32,073
Stockholders' equity	280,228	263,436	249,074
	$2,560,813	$2,389,137	$2,229,323

Other Information

The Bank’s business is not seasonal.  As of December 31, 2016, the Company had no employees and the Bank had 431 full-time and 72 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 115,200.  Johnson County, Iowa has a population of approximately 147,800.  The University of Iowa in Iowa City has approximately 32,200 students and 36,100 full and part-time employees, including 8,300 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of about 4,600. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 170,310, including approximately 37,600 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 222,600.  The largest employer in the Cedar Rapids area is Rockwell Collins, Inc., manufacturer of communications instruments, with over 8,800 employees. The Bank opened an additional office in Marion, Iowa in December, 2016.

Washington County

The Bank has offices located in Kalona, Washington and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 14 miles north of Washington. Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,800, Washington has a population of approximately 7,400 and Wellman has a population of about 1,500.  The population of Washington County is approximately 22,400.  Kalona, Washington and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2016 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	9	$1,391	6	$370	3	$136
Branches of largest competing national bank	7	271	9	886	1	23
Largest competing independent bank	8	693	8	586	2	181
Largest competing credit union (1)	6	2,795	7	742	1	1
All other bank and credit union offices	26	906	76	3,073	8	215
Total Market in County	56	$6,056	106	$5,657	15	$556

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

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of December 31, 2016, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a Tier 1 Leverage Capital Ratio of 12.63%, with Common Equity Tier 1 Ratio of 14.97%, with Tier 1 Risk-Based Capital Ratio of 14.97% and Total Risk-Based Capital Ratio of 16.17%.

Dividends.  The ability of the Company to pay dividends to its shareholders is dependent upon the earnings and capital adequacy of its subsidiary Bank, which directly impact the ability of the Bank to pay dividends to the Company.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends, which restrictions are discussed more thoroughly below.  The Iowa Business Corporation Act (“IBCA”) allows the Company to make distributions, including cash dividends, to its shareholders unless, after giving effect to such distributions, either (i) the Company would not be able to pay its debts as they become due in the ordinary course of business or (ii) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy preferential shareholder rights, if any, that are superior to the rights of those receiving the distribution.  Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies.  The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2016, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 0.56 basis points, or approximately 0.14 basis points per quarter.  These assessments will continue until the FICO bonds mature in 2019.

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.50% plus a fully-funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2016, the Tier 1 risk-based leverage ratio of the Bank was 12.63% and exceeded the ratio required by the Superintendent.

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

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2016 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2016:
Company:
Total risk-based capital	$357,440	16.17%	8.00%	10.00%
Tier 1 risk-based capital	330,910	14.97	6.00	8.00
Tier 1 common equity	330,910	14.97	4.50	6.50
Leverage ratio	330,910	12.63	4.00	5.00
Bank:
Total risk-based capital	357,895	16.20	8.00	10.00
Tier 1 risk-based capital	331,365	15.00	6.00	8.00
Tier 1 common equity	331,365	15.00	4.50	6.50
Leverage ratio	331,365	12.66	4.00	5.00

Supervisory Assessments.  All Iowa banks are required to pay supervisory assessments to the Superintendent to fund the Superintendent’s examination and supervision operations.  The method of computation of the supervisory assessment is based on the assets of the bank, the expected hours needed to conduct examinations of that size bank and an additional amount if more work is required.

Community Investment and Consumer Protection Laws.  The Community Reinvestment Act requires insured institutions to offer credit products and take other actions that respond to the credit needs of the community.  Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations.  These laws include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Home Mortgage Disclosure Act.

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

Dividends.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2016.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $154.64 million of the Bank’s Tier 1 capital of $331.37 million as of December 31, 2016 are available for the payment of dividends to the Company. Also, the capital conservation buffer discussed previously could limit the amount of payment of dividends if the Company fails to maintain required capital levels.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiary, to principal stockholders of the Company, and to related interests of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods during 2020. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area.  As of December 31, 2016, approximately 83.95% of our loans had real estate as a primary component of collateral.  The market value of real estate may fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could adversely impact the future cash flow and market values of the affected properties.

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

There may be issues with environmental law compliance if we take possession of real property that secures a loan.

A significant portion of our loan portfolio is secured by real property which we may foreclose on and take title to the property. There is a risk that hazardous substances could be found on the property and we may be liable for remediation costs, personal injury and/or property damage. We may incur substantial expenses to comply with environmental laws which may materially reduce the property's value or limit our ability to dispose of the property. The remediation costs and any other financial liabilities associated with the property could have a material adverse effect on our financial condition and results of operations.

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

We maintained a balance of $279.95 million, or 10.54% of our assets, in investment securities at December 31, 2016. Changes in market interest rates may affect the value of of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that may reduce our stockholders' equity. Further, we periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Our operations are dependent on our ability to process financial transactions in a secure manner.  Failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, could disrupt our business or the businesses of our customers, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. We must ensure that information is properly protected from a variety of threats such as cyber attacks, error, fraud, sabotage, terrorism, industrial espionage, privacy violation, service interruption, and natural disaster.  These threats arise from numerous sources including human error, fraud on the part of employees or third parties, technological failure, telecommunication outages, and severe weather conditions. While we have not been materially impacted by cyber incidents we have been subject to other intentional cyber incidents from third parties over the last several years, including denial of service attacks which attempt to interrupt service to customers and malicious software attacks on computer systems which attempt to allow unauthorized entrance. There can be no assurance that cyber incidents will not occur and they could occur more frequently and on a more significant scale.

We devote significant resources to implement, maintain, monitor and regularly upgrade our systems and networks with measures such as intrusion detection and prevention and firewalls to safeguard critical business applications. In addition, because cyber attacks can change frequently we may be unable to implement effective preventive or proactive measures in time. With the assistance of third-party service providers, we intend to continue to implement security technology and establish procedures to maintain network security, but there is no assurance that these measures will be successful. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Any activity that jeopardizes our network and the security of the information stored thereon may result in significant cost and have a significant adverse effect on our reputation. We maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

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

New products and services are essential to remain competitive but may subject us to additional risks.

We consistently attempt to offer new products and services to our customers to remain competitive. There can be risks and uncertainties associated with these new products and services especially if they are newer to market products and services. We may spend significant time and resources in development of new products and services to market to customers. Through our development and implementation process we may incur risks associated with delivery timetables, pricing and profitability, compliance with regulations, effect on internal controls and shifting customer preferences. Failure to successfully manage these risks could have a material effect on our financial condition, result of operations, and business.

Our customers may decide to use non-bank competitors for financial transactions, which could result in loss of business.

Advancement in technology and other changes are increasing the ability for customers to complete financial transactions that have traditionally involved banks through non-bank competitors. Elimination of banks as intermediaries of financial transactions could result in the loss of customer deposits as well as fee income to us.

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

The Company's office and the main office of the Bank are located at 131 Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001.  With the completion of the 2001 addition, the entire Bank’s processing and administrative systems were consolidated in Hills, Iowa.  The Bank operates its business from its main office and its 18 full service branches in the Iowa counties of Johnson, Linn and Washington.  The Bank owns its main office complex and 14 of its branch offices.  Four of the Bank’s branches are leased. The Bank opened a new branch in Marion in December, 2016.

All of the properties owned by the Bank are free and clear of any mortgages or other encumbrances of any type.  See Note 15 to the Consolidated Financial Statements for minimum future rental commitments for leased properties.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2017, the Company had 2,320 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange.  While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its OTC Pink tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2016		2015
	High	Low	High	Low
1st quarter	$45.00	$43.56	$41.25	$40.50
2nd quarter	46.50	44.25	42.50	41.15
3rd quarter	59.00	44.50	43.50	41.75
4th quarter	49.55	45.75	45.00	42.62

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2016	120,911	191	$48.00	$44.50	(1)
2015	108,099	127	$44.50	$41.25	(2)
2014	166,054	144	$41.25	$37.50	(3)

(1)
2016 transactions included repurchases by the Company of 85,362 shares of stock under the 2005 Stock Repurchase Program.  2016 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $44.50 to $48.00 per share.

(2)
2015 transactions included repurchases by the Company of 80,168 shares of stock under the 2005 Stock Repurchase Program.  2015 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $41.25 to $44.50 per share.

(3)
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

The Company paid aggregate annual cash dividends in 2016, 2015 and 2014 of $6.06 million, $5.85 million and $5.42 million respectively, or $0.650 per share in 2016, $0.625 per share in 2015 and $0.575 per share in 2014.  In January 2017, the Company declared and paid a dividend of $0.700 per share totaling $6.48 million.  The decision to declare any such cash dividends in the future, and the amount thereof, rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company. For a discussion of the restrictions on the Company's ability to pay dividends, see the section under Item 1 of this Form 10-K captioned 'Supervision and Regulation.'

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

	2011	2012	2013	2014	2015	2016
HILLS BANCORPORATION	$100.00	$111.17	$120.98	$135.12	$147.98	$161.94
REGIONAL-SOUTHWEST BANKS	$100.00	$111.28	$156.90	$151.64	$147.60	$223.30
NASDAQ MARKET INDEX	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2016, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	19,380	$29.92	83,201
Equity compensation plans not approved by security holders	—	—	—
Total	19,380	$29.92	83,201

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

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2016:

Period in 2016	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	769	$47.03	769	559,376
November 1 to November 30	3,000	47.46	3,000	556,376
December 1 to December 31	19,327	48.00	19,327	537,049
Total	23,096	$47.90	23,096	537,049

Item 6.	Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2016.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2016	2015	2014	2013	2012
YEAR-END TOTALS (Amounts in Thousands)
Total assets	$2,655,770	$2,493,607	$2,334,318	$2,167,795	$2,099,720
Investment securities	279,950	276,069	267,240	246,089	234,244
Loans held for sale	9,806	5,554	4,476	4,927	28,256
Loans, net	2,251,445	2,099,174	1,961,369	1,801,247	1,697,002
Deposits	2,036,312	1,890,702	1,835,069	1,709,877	1,662,544
Federal Home Loan Bank borrowings	235,000	225,000	140,000	125,000	125,000
Redeemable common stock	40,781	37,562	34,571	29,574	30,715
Stockholders' equity	289,270	272,175	255,528	243,789	225,196

EARNINGS (Amounts in Thousands)
Interest income	$97,677	$92,167	$86,582	$84,895	$89,215
Interest expense	16,087	14,967	15,037	16,848	21,527
Provision for loan losses	(1,163)	1,655	1,042	1,131	(2,849)
Other income	19,995	20,802	19,356	19,205	20,769
Other expenses	56,799	55,460	51,756	49,278	53,931
Income taxes	14,394	12,469	11,129	10,912	10,542
Net income	31,555	28,418	26,974	25,931	26,833

PER SHARE
Net income:
Basic	$3.40	$3.04	$2.88	$2.76	$2.85
Diluted	3.40	3.04	2.87	2.75	2.84
Cash dividends	0.650	0.625	0.575	0.550	0.525
Book value as of December 31	31.22	29.20	27.24	25.79	23.78
Increase (decrease) in book value due to:
ESOP obligation	(4.40)	(4.03)	(3.69)	(3.13)	(3.24)
Accumulated other comprehensive income	(0.36)	(0.13)	(0.05)	0.71	0.42

SELECTED RATIOS
Return on average assets	1.23%	1.19%	1.21%	1.23%	1.30%
Return on average equity	11.26	10.79	10.83	11.13	12.38
Net interest margin	3.43	3.50	3.49	3.49	3.60
Average stockholders' equity to average total assets	10.94	11.03	11.17	11.08	10.51
Dividend payout ratio	19.20	20.60	20.09	20.00	18.63

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion by management is presented regarding the financial results for the Company for the dates and periods indicated.  The discussion should be read in conjunction with the “Selected Consolidated Five-Year Statistical Summary” and the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

An overview of the year 2016 is presented following the section discussing a special note regarding forward looking statements.

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

The Company’s net income for 2016 was $31.56 million compared to $28.42 million in 2015.  Diluted earnings per share were $3.40 and $3.04 for the years ended December 31, 2016 and 2015, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the years ended December 31, 2016 and 2015, the Bank achieved a net interest margin of 3.43% and 3.50%, respectively. For the year ended December 31, 2016, net interest income on a tax equivalent basis increased by $4.30 million. In 2016, net interest income increased $4.39 million due to growth of $172.04 million in the Bank's average earning assets and decreased $0.09 million due to interest rate changes.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2016 included the following:

•	Loans, net of allowance for loan losses and unamortized fees and costs, totaling $2.261 billion.

•	Loan growth, net in 2016 of $152.27 million.

•	Deposit growth of $145.61 million in 2016. Deposits increased to $2.036 billion and included $112.70 million of brokered deposits.

•	FHLB Borrowings increased $10.00 million.

•	Short-term borrowings decreased $10.56 million.

•	Stockholders’ equity increased $17.10 million to $289.27 million in 2016, with dividends having been paid in 2016 of $6.06 million.
Reference is made to Note 13 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

The return on average equity was 11.26% in 2016 compared to 10.79% in 2015.  The returns for the three previous years, 2014, 2013 and 2012, were 10.83%, 11.13% and 12.38%, respectively.  The Company remains well capitalized as of December 31, 2016 with total risk-based capital at 16.17% and Tier 1 risk-based capital at 14.97%.  The minimum regulatory guidelines are 8% and 6% respectively.  The Company paid a dividend per share of $0.650 in 2016, $0.625 in 2015 and $0.575 in the year ended December 31, 2014.

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

Historical loss rates are applied to loans that are not individually reviewed for impairment. A 20 quarter migration analysis performed by management uses loan level attributes to track the movement of loans through the various credit risk rating categories in order to estimate the percentage of historical loss to apply to each specific credit risk rating in each loan category. The credit risk rating system currently utilized for allowance analysis purposes encompasses six categories.

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

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance for loan losses as of December 31, 2016 and 2015 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Position

Year End Amounts	2016	2015	2014	2013	2012
	(Amounts In Thousands)
Total assets	$2,655,770	$2,493,607	$2,334,318	$2,167,795	$2,099,720
Investment securities	279,950	276,069	267,240	246,089	234,244
Loans held for sale	9,806	5,554	4,476	4,927	28,256
Loans, net	2,251,445	2,099,174	1,961,369	1,801,247	1,697,002
Deposits	2,036,312	1,890,702	1,835,069	1,709,877	1,662,544
Federal Home Loan Bank borrowings	235,000	225,000	140,000	125,000	125,000
Redeemable common stock	40,781	37,562	34,571	29,574	30,715
Stockholders' equity	289,270	272,175	255,528	243,789	225,196

Total assets at December 31, 2016 increased $162.16 million, or 6.50%, from the prior year-end.  Asset growth from 2014 to 2015 was $159.29 million and represented a 6.82% increase.  The largest growth in assets occurred in Net Loans, which increased $152.27 million and $137.81 million for the years ended December 31, 2016 and 2015, respectively.  Loans held for sale to the secondary market increased $4.25 million for the year ended December 31, 2016 and increased $1.08 million for the year ended December 31, 2015, respectively.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $2.278 billion and $2.126 billion at December 31, 2016 and 2015, respectively.

The local economy that generated increased demand for loans was a significant factor in the trend of increasing net loans in each of the last five years.  The trend of increasing Net Loans may not continue, and as a result, may not be indicative of future performance.

Loans secured by real estate represent the largest increase in loan growth.  These loans increased $148.92 million in 2016 and increased $127.50 million in 2015.  Loans secured by real estate include loans for 1 to 4 family residential properties, multi-family properties, agricultural real estate, commercial real estate and construction and development.

On a net basis, the Company originated $147.25 million and $139.16 million in loans to customers for the years ended December 31, 2016 and 2015, respectively.  Net loan originations increased 5.81% in 2016 compared to 2015.  The increase in net loan originations in 2016 as compared to 2015 is reflective of the low interest rate environment in the Company’s trade area.  The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity.  The Company held participations purchased of $13.88, $14.13 and $15.31 million as of December 31, 2016, 2015 and 2014, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did not experience a material change in the composition of its loans held for investment in 2016 or 2015.  Residential real estate loans, including first and junior liens, were $892.87 million, $845.03 million and $782.96 million as of December 31, 2016, 2015 and 2014, respectively.  The dollar total of residential real estate loans increased 5.66% in 2016 and 7.93% in 2015.  Residential real estate loans were 39.21% of the loan portfolio at December 31, 2016, 39.77% at December 31, 2015 and 39.44% at December 31, 2014.  Commercial real estate loans totaled $334.20 million at December 31, 2016, a 3.34% increase over the December 31, 2015 total of $323.41 million.  Commercial real estate loans increased 0.56% in 2015.  Commercial real estate loans totaled $321.60 million at December 31, 2014.  Commercial real estate loans represented 14.67%, 15.22% and 16.20% of the Company’s loan portfolio as of December 31, 2016, 2015 and 2014, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 186.87% of capital as of December 31, 2016.

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	December 31,
	2016	2015	2014	2013	2012
	(Amounts In Thousands)
Agricultural	$92,871	$101,588	$97,645	$82,138	$76,190
Commercial and financial	192,995	184,199	174,738	166,102	148,034
Real estate:
Construction, 1 to 4 family residential	57,864	51,346	45,949	30,309	25,788
Construction, land development and commercial	121,561	83,121	77,020	69,182	79,097
Mortgage, farmland	202,340	187,856	162,503	142,685	113,841
Mortgage, 1 to 4 family first liens	767,469	727,160	672,674	605,687	583,567
Mortgage, 1 to 4 family junior liens	125,400	117,873	110,284	105,785	104,278
Mortgage, multi-family	302,831	271,974	245,213	244,090	214,812
Mortgage, commercial	334,198	323,409	321,601	315,187	312,506
Loans to individuals	25,157	24,019	21,342	19,824	20,350
Obligations of state and political subdivisions	54,462	52,371	55,729	45,167	43,102
	$2,277,148	$2,124,916	$1,984,698	$1,826,156	$1,721,565
Net unamortized fees and costs	827	768	691	641	597
	$2,277,975	$2,125,684	$1,985,389	$1,826,797	$1,722,162
Less allowance for loan losses	26,530	26,510	24,020	25,550	25,160
	$2,251,445	$2,099,174	$1,961,369	$1,801,247	$1,697,002

There were no foreign loans outstanding for any of the years presented.

The following table shows the principal payments due on loans as of December 31, 2016:

	Amount Of Loans	Amounts Due in One Year Or Less (1)	Amounts Due in One To Five Years	Amounts Due in Over Five Years
	(Amounts In Thousands)
Commercial and Agricultural	$1,304,660	$420,300	$787,079	$97,281
Real Estate (2)	892,250	111,601	547,201	233,448
Other	80,238	6,775	19,987	53,476
Totals	$2,277,148	$538,676	$1,354,267	$384,205

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$1,234,918	$360,750	$651,499	$222,669
Variable rate	1,042,230	177,926	702,768	161,536
	$2,277,148	$538,676	$1,354,267	$384,205

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans will be re-evaluated prior to their maturity and are likely to be extended.

(2)
Commercial, multi-family, construction 1 to 4 family residential, construction land development and commercial, and agricultural real estate loans are reflected in the Commercial and Agricultural total.

The sales and building permit trends in the Company’s trade area have followed similar increases as national, regional and state trends.  The increased level of building permits is reflective of the overall economic improvement in the Company’s trade area.

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment below national and state levels.  The following table shows unemployment as of December 31, 2016, 2015 and 2014 and median income information as of December 31, 2015, 2014 and 2013, as December 31, 2016 information is not available as of the date of this report:

	Unemployment Rate %			Median Income
	2016	2015	2014	2015	2014	2013
United States	4.7%	5.0%	5.6%	$55,775	$53,482	$53,046
State of Iowa	3.6%	3.4%	4.1%	54,736	52,716	51,843
Johnson County	2.4%	2.5%	2.6%	55,700	54,985	53,424
Linn County	3.5%	3.5%	4.1%	59,322	59,560	57,260
Washington County	2.9%	2.6%	3.4%	56,390	55,198	54,554

Competition for quality loans and deposits may continue to be a challenge.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $145.61 million in 2016.  Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, decreased from $44.05 million to $33.49 million.  Deposits increased by $55.63 million in 2015.  As of June 30, 2016 (latest data available), Johnson County total deposits were $6.056 billion and the Company’s deposits were $1.391 billion, which represent a 23.0% market share.  The Company had nine office locations in Johnson County as of June 30, 2016.  The total banking locations in Johnson County was 56 as of June 30, 2016.  At June 30, 2015, the Company’s deposits were $1.339 billion or a 25.0% market share.  As of June 30, 2016, Linn County total deposits were $5.657 billion and there were 106 total banking locations in the county.  The six Linn County offices of the Company had deposits of $369.85 million or a 6.5% share of the market.  The Company’s Linn County deposits at June 30, 2015 were $365.64 million and represented a 6.5% market share.  As of June 30, 2016, the Company’s three Washington County offices had deposits of $136.16 million which was 24.5% of the County’s total deposits of $556.09 million.  Washington County had a total of 15 banking locations as of June 30, 2016.  In 2015, the Company’s Washington County deposits were $116.15 million or a 21.1% market share.

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2016, 2015 and 2014 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2016, 2015 and 2014:

	December 31,
	2016	Rate	2015	Rate	2014	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$312,407	—	$292,943	—	$259,602	—
Average interest-bearing demand deposits	499,882	0.15%	469,463	0.15%	414,438	0.15%
Average savings deposits	684,283	0.23	604,633	0.20	564,940	0.20
Average time deposits	438,173	1.24	484,810	1.31	516,169	1.46
	$1,934,745		$1,851,849		$1,755,149

Time certificates issued in amounts of $100,000 or more with maturity in:
	2016	Rate	2015	Rate	2014	Rate
	(Amounts In Thousands)
3 months or less	$34,810	0.83%	$33,931	1.06%	$10,772	0.95%
3 through 6 months	28,756	0.86	18,893	1.32	16,830	1.63
6 through 12 months	48,471	0.75	24,012	1.19	50,847	1.43
Over 12 months	182,797	1.49	80,495	1.44	99,346	1.46
	$294,834		$157,331		$177,795

Investment securities increased $3.88 million in 2016.  In 2015, investment securities increased by $8.83 million.  The investment portfolio consists of $267.54 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2016, 2015 and 2014 and the maturities and weighted average yields of the investment securities, computed on a tax-equivalent basis using a federal tax rate of 35%, as of December 31, 2016:

	December 31,
	2016	2015	2014
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$27,482	$24,978	$22,333
Other securities (FHLB, FHLMC and FNMA)	61,660	65,328	67,691
Stock of the Federal Home Loan Bank	12,413	11,834	8,248
Obligations of state and political subdivisions	178,395	173,929	168,968
	$279,950	$276,069	$267,240

	December 31, 2016
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury
Within 1 year	$4,990	1.01%
From 1 to 5 years	22,492	1.51%
	$27,482
Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$17,537	1.18%
From 1 to 5 years	44,123	1.33
From 5 to 10 years	—	—
	$61,660

Stock of the Federal Home Loan Bank	$12,413	3.03%

Obligations of state and political subdivisions, maturities:
Within 1 year	$30,961	2.45%
From 1 to 5 years	76,363	2.97
From 5 to 10 years	70,000	2.84
Over 10 years	1,071	4.91
	$178,395
Total	$279,950

As of December 31, 2016, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2016, a major funding source for the growth in loans was the $10.00 million in additional FHLB Borrowings and the $145.61 million increase in deposits.  In 2015, the major source of funding for the growth in loans was the $85.00 million in additional FHLB Borrowings and deposit growth of $55.63 million.  Brokered deposits totaled $112.70 million and $62.74 million as of December 31, 2016 and 2015, respectively.  Total advances from the FHLB were $235.00 million at December 31, 2016 and

$225.00 million in 2015.  It is expected that the FHLB funding source and brokered deposits funding will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB and interest rates on brokered deposits are favorable compared to other funding alternatives.

Stockholders’ equity was $289.27 million at December 31, 2016 compared to $272.18 million at December 31, 2015.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $139.71 million and paid shareholders dividends of $27.52 million, or 19.70% of earnings, while maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Return on average assets	1.23%	1.19%	1.21%
Return on average stockholders' equity	11.26	10.79	10.83
Dividend payout ratio	19.20	20.60	20.09
Average stockholders' equity to average assets ratio	10.94	11.03	11.17

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2016	$31,555	11.04%	$3.40
2015	28,418	5.35	3.04
2014	26,974	4.02	2.87
2013	25,931	(3.36)	2.75
2012	26,833	0.21	2.84

Net income for 2016 increased by $3.14 million or 11.04% and diluted earnings per share increased by 11.84%.  In 2016, net interest income increased $4.39 million due to growth of $172.04 million in the Bank's average earning assets and decreased $0.09 million due to interest rate changes. Other income decreased by $0.81 million, the provision for loan losses decreased by $2.82 million and total other expenses increased by $1.34 million.

Annual fluctuations in the Company's net income continue to be driven primarily by three generally recurring important factors. The first important factor is net interest margin. Net interest income of $81.59 million in 2016 was derived from the Company's $2.456 billion of average earning assets and its net interest margin of 3.43%, compared to $2.283 billion of average earning assets and a 3.50% net interest margin in 2015. The importance of net interest margin is illustrated by the fact that a decrease or an increase in the net interest margin of 10 basis points would result in a $2.46 million decrease or increase in income before taxes.  Net interest margin in 2015 and 2014 were 3.50% and 3.49%, respectively. Based on the current interest rate environment, the Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes net interest margin in dollars will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $2.288 billion at the end of 2016.  The Company’s allowance for loan losses was $26.53 million at December 31, 2016.  The allowance in 2016 increased relatively insignificantly in comparison to 2015 due to a decreased provision for loan losses of $2.82 million resulting from a combination of net recoveries of $1.18 million, loan growth composition, historical loss rates and changes in the composition of loans among the credit risk ratings in 2016.  The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled a reduction of expense of $1.16 million for 2016, an expense of $1.66 million for 2015 and an expense of $1.04 million for 2014.  The Company may experience some credit quality deterioration in 2017.  Provision expense is expected to be dependent on the Company’s loan growth through the end of 2017.  (See Note 3 to the Company's Consolidated Financial Statements.)  A detailed discussion is included in the Provision for Loan Losses section below.

The amount of mortgage loans sold on the secondary market and the resulting gain or loss is the third factor that can cause fluctuations in net income.  Loans originated in 2016 for sale in the secondary market totaled $208.95 million compared to $168.19 million in 2015 and $114.73 million in 2014, an increase of 24.23% from 2015 and an increase of 82.12% from 2014.  For the years ended December 31, 2016, 2015 and 2014, the net gain on sale of loans was $2.04, $1.44 and $0.89 million, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The average interest rate for a 30 year fixed rate loan during the year ended December 31, 2016 was 3.65%.  The average interest rate for the same type of loan was 3.71% for the year ended December 31, 2015.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company cannot predict the extent to which the discontinuation of purchases of agency-guaranteed mortgage-backed securities by the Federal Reserve may result in secondary market rates becoming less favorable and a reduction in secondary market activity involving mortgage loans.

Net income for 2015 was $28.42 million, or diluted earnings per share of $3.04.  For 2015, diluted earnings per share increased by $0.17 per share compared to 2014.  Net interest income increased $5.66 million for the year ended December 31, 2015 compared to 2014.  This increase in net interest income was due to an increase in average earning assets of $154.45 million in 2015.  Noninterest income increased 7.47% in 2015 to $20.80 million.  Noninterest expense increased from $51.76 million in 2014 to $55.46 million in 2015, or 7.16%.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to net loan growth.  The net interest margin was 3.43% in 2016, 3.50% in 2015, 3.49% in 2014, 3.49% in 2013, and 3.60% in 2012.  The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2016, 2015 and 2014 are indicated on the following table:

	Years Ended December 31,
	2016	2015	2014
	(Amounts In Thousands)
Income:
Loans (1)	$93,744	$88,549	$83,015
Taxable securities	1,471	1,256	1,099
Nontaxable securities (1)	4,938	5,062	5,182
Interest-bearing cash and cash equivalents	163	32	36
Total interest income	100,316	94,899	89,332
Expense:
Interest-bearing demand deposits	740	703	622
Savings deposits	1,577	1,181	1,124
Time deposits	5,440	6,329	7,559
Other borrowings	158	144	124
FHLB borrowings	8,172	6,605	5,603
Interest-bearing other liabilities	—	5	4
Total interest expense	16,087	14,967	15,036
Net interest income	$84,229	$79,932	$74,296

(1)  Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Net interest income on a tax-equivalent basis changed in 2016 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$145,928	(0.07)%	$6,646	$(1,451)	$5,195
Taxable securities	1,729	0.19	77	138	215
Nontaxable securities	4,178	(0.16)	133	(259)	(126)
Interest-bearing cash and cash equivalents	20,172	0.24	55	76	131
Federal funds sold	28	0.21	—	—	—
	$172,035		$6,911	$(1,496)	$5,415
Interest expense:
Interest-bearing demand deposits	$30,419	—%	$(47)	$10	$(37)
Savings deposits	79,649	0.04	(160)	(236)	(396)
Time deposits	(46,637)	(0.07)	593	296	889
Other borrowings	(1,767)	(0.20)	3	2	5
FHLB borrowings	70,352	(0.57)	(2,911)	1,344	(1,567)
Interest-bearing other liabilities	(705)	0.03	4	(18)	(14)
	$131,311		$(2,518)	$1,398	$(1,120)
Change in net interest income			$4,393	$(98)	$4,295

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changes for 2015 were as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$143,929	(0.04)%	$6,508	$(974)	$5,534
Taxable securities	4,083	0.11	105	52	157
Nontaxable securities	8,618	(0.27)	298	(418)	(120)
Interest-bearing cash and cash equivalents	(2,181)	0.02	(6)	2	(4)
Federal funds sold	2	—	—	—	—
	$154,451		$6,905	$(1,338)	$5,567
Interest expense:
Interest-bearing demand deposits	$55,025	—%	$(83)	$1	$(82)
Savings deposits	39,693	—	(78)	21	(57)
Time deposits	(31,359)	(0.15)	459	771	1,230
Other borrowings	(48)	0.04	—	(1)	(1)
FHLB borrowings	36,091	(0.27)	(1,614)	599	(1,015)
Interest-bearing other liabilities	4,214	(0.01)	(14)	8	(6)
	$103,616		$(1,330)	$1,399	$69
Change in net interest income			$5,575	$61	$5,636

A summary of the net interest spread and margin is as follows:

	Years Ended December 31,
	2016	2015	2014
Average yields:
Loans (1)	4.24%	4.35%	4.39%
Loans (tax equivalent basis) (1)	4.33	4.40	4.44
Taxable securities	1.45	1.26	1.15
Nontaxable securities	1.97	2.08	2.25
Nontaxable securities (tax equivalent basis)	3.03	3.19	3.46
Interest-bearing cash and cash equivalents	0.51	0.27	0.26
Federal funds sold	0.48	0.27	0.14
Average rates paid:
Interest-bearing demand deposits	0.15	0.15	0.15
Savings deposits	0.23	0.20	0.20
Time deposits	1.24	1.31	1.46
Short-term borrowings	0.31	0.28	0.29
FHLB borrowings	3.47	4.04	4.31
Interest-bearing other liabilities	—	0.20	0.16
Yield on average interest-earning assets	4.07	4.16	4.20
Rate on average interest-bearing liabilities	0.84	0.84	0.90
Net interest spread (2)	3.23	3.32	3.30
Net interest margin (3)	3.43	3.50	3.49

(1)	Non-accruing loans have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.  The net interest spread decreased 9 basis points in 2016 and increased 2 basis points in 2015.

(3)
Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin decreased 7 basis points in 2016.  The net interest margin increased 1 basis point in 2015 compared to 2014.

In December 2016, the Federal Open Market Committee increased the target rate to 0.75%.  Before this rate increase, the target rate had remained at 0.50% since December 2015.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2016, the average rate indexes for the one, three and five year indexes were 0.85%, 1.47% and 1.93%, respectively.  The one year index increased 30.77% from December 31, 2015, the three year index increased 12.21% and the five year index increased 9.66%.

Provision for Loan Losses

Management has determined that the allowance for loan losses was appropriate at December 31, 2016, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

The allowance for loan losses totaled $26.53 million at December 31, 2016 compared to $26.51 million at December 31, 2015.  The increase in 2016 is the result of increased specific allowances on certain impaired loans and increased loan volume.  Specifically for 2016, there was a decrease of $0.28 million due to the composition of new loans added in 2016.  There was an increase of $0.30 million in the amount allocated to the allowance due to a change in the composition and allocation of loan balances within the credit quality ratings.  The percentage of the allowance to outstanding loans was 1.17% and 1.25% at December 31, 2016 and 2015, respectively.  The percentage decrease was due to a combination of loan growth composition, historical loss rates and changes in the composition of loans among the credit risk ratings.  The provision for loan losses totaled a reduction of expense of $1.16 million in 2016, an expense of $1.66 million in 2015 and an of expense of $1.04 million for 2014.  Loan recoveries net of charge-offs were $1.18 million in 2016 and $0.84 million in 2015. Loan charge-offs net of recoveries were $2.57 million in 2014.

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

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may recognize a charge-off related to an impaired loan when loan balances exceed net present value of cash flows or collateral.  Impaired loans decreased by $0.18 million from December 31, 2015 to December 31, 2016.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is due to a decrease in TDR loans of $2.87 million from December 31, 2015 to December 31, 2016.

Special mention loan balances were $53.89 million at December 31, 2016 and $86.49 million at December 31, 2015.  These asset quality changes decreased the provision by $1.17 million based upon the relative mix of special mention loans by category.  The $32.60 million decrease in special mention loans is related to management’s evaluation of its loan portfolio.  The total decrease of $32.60 million is comprised of approximately $16.98 million in agricultural operating loans, $4.87 million in construction 1 to 4 family residential, $2.29 in construction land development and commercial, $4.18 million in real estate farmland, $3.32 million in 1 to 4 family residential mortgages, $0.28 million in 1 to 4 family junior mortgages, $1.24 for multi-family real estate mortgages, and $2.39 for commercial real estate mortgages. The decrease is offset by an increase in the special mention classification of $2.95 million in commercial loans.

Substandard loan balances were $62.29 million at December 31, 2016 and $37.38 million at December 31, 2015.  These asset quality changes increased the provision by $1.46 million at December 31, 2016 due to the mix of the reserve required for certain substandard loans.  The increase of $24.91 million in substandard loans at December 31, 2016 includes $10.36 million in agricultural operating loans, $0.75 million in commercial loans, $1.59 million in construction 1 to 4 family residential, $0.02 million in construction land development, $5.51 million in real estate farmland, $5.79 million of 1 to 4 family residential mortgages, $0.71 million in 1 to 4 family junior mortgages and $0.53 million in commercial real estate mortgages. The increase is offset by a decrease in the substandard classification of $0.22 million in multi-family real estate mortgages, $0.02 in state and political subdivisions loans and $0.11 million in loans to individuals. A description of the Bank's credit quality indicators are discussed in Note 3 to the Company's Consolidated Financial Statements.

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non-consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non-consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2016	2015	2014	2013	2012
	(Amounts In Thousands)
Nonaccrual loans (1)	$9,938	$7,415	$6,081	$7,192	$7,685
Accruing loans past due 90 days or more (2)	635	467	348	959	2,643
Troubled debt restructurings ("TDR loans")(1) (3)	5,408	8,279	14,340	18,375	19,430
Total impaired loans	$15,981	$16,161	$20,769	$26,526	$29,758
Other real estate	237	439	1,213	541	746
Non-performing assets (includes impaired loans and other real estate)	$16,218	$16,600	$21,982	$27,067	$30,504
Loans held for investment	$2,277,148	$2,124,916	$1,984,698	$1,826,156	$1,721,565
Ratio of allowance for loan losses to loans held for investment	1.17%	1.25%	1.21%	1.40%	1.46%
Ratio of allowance for loan losses to impaired loans	166.01	164.04	115.65	96.32	84.55
Ratio of impaired loans to total loans held for investment	0.70	0.76	1.05	1.45	1.73
Ratio of non-performing assets to total assets	0.61	0.67	0.94	1.25	1.45

(1)
The gross interest income that would have been recorded in 2016 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period was $0.75 million. The amount of interest income on the loans that was included in income for 2016 was $0.25 million.

(2)
As of December 31, 2012 there were $0.26 million of TDR loans included within accruing loans past due 90 days or more.  There were no TDR loans within accruing loans past due 90 days or more as of December 31, 2016, 2015, 2014 and 2013. The accruing loans past due 90 days or more are still believed to be adequately collateralized.  Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

(3)
Total TDR loans were $9.64, $10.59, $16.48, $21.09, and $22.12 million as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.  Included in the total nonaccrual loans were $4.23, $2.31, $2.14 ,$2.72, and $2.69 million of TDR loans as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

The ratio of allowance for loan losses to impaired loans increased to 166.01% as of December 31, 2016 compared to 164.04% as of December 31, 2015.  The increase in 2016 is the result of the decrease in total impaired loans.  The ratio of impaired loans to total gross loans was 0.70% and 0.76% at December 31, 2016 and 2015, respectively.  The decrease in the 2016 ratio is due to the decrease in TDR Loans.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2016, the unemployment levels in Johnson County and Linn County were 2.4% and 3.5%, respectively, compared to 2.5% and 3.5% in December of 2015.  These levels compare favorably to the State of Iowa at 3.6% and the national unemployment level at 4.7% in December 2016 compared to 3.4% and 5.0%, respectively in December 2015.

The residential rental vacancy rates in 2015 and 2016 in Johnson and Linn County were estimated at below 5.0%. The State of Iowa vacancy rate is 6.8% and the national rate is 6.9% with the Midwest rate at 7.2%.  These vacancy rates one year ago were 4.9%, 7.0% and 7.0%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Favorable vacancy rates may not continue in 2017, and vacancy rates may rise and affect the overall quality of the loan portfolio.

See Note 3 to the Company's Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2016, 2015 and 2014, recoveries were $3.81 million, $4.24 million and $2.98 million, respectively; charge-offs were $2.63 million, $3.41 million and $5.55 million in 2016, 2015 and 2014, respectively.

Overall credit quality may deteriorate in 2017.  Such deterioration could cause increases in impaired loans, allowance for loan losses provision expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.  The following table summarizes the Bank's loan loss experience for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2016
Allowance for loan losses:
Beginning balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Charge-offs	(226)	(315)	(34)	(116)	(1,181)	(66)	(693)	(2,631)
Recoveries	181	1,169	849	—	1,043	385	187	3,814
Provision	(90)	(840)	(205)	191	(357)	(497)	635	(1,163)
Ending balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2015
Allowance for loan losses:
Beginning balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Charge-offs	(325)	(526)	(285)	—	(1,108)	(723)	(438)	(3,405)
Recoveries	123	1,370	501	6	762	1,310	168	4,240
Provision	769	(558)	(177)	664	1,099	(559)	417	1,655
Ending balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2014
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(174)	(3,388)	(250)	—	(1,195)	(217)	(325)	(5,549)
Recoveries	66	1,128	390	—	870	377	146	2,977
Provision	(229)	1,758	(817)	115	680	(752)	287	1,042
Ending balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2013
Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	—	(1,692)	(245)	—	(887)	(356)	(166)	(3,346)
Recoveries	35	1,002	323	—	618	464	163	2,605
Provision	1,164	850	(335)	811	(755)	(425)	(179)	1,131
Ending balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2012
Allowance for loan losses:
Beginning balance	$1,354	$6,429	$4,994	$1,411	$9,051	$6,150	$761	$30,150
Charge-offs	(12)	(1,395)	(1,648)	—	(1,448)	(318)	(205)	(5,026)
Recoveries	71	1,583	52	—	521	403	255	2,885
Provision	240	(2,044)	(223)	335	(36)	(1,131)	10	(2,849)
Ending balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160

The ratio of net charge-offs to average net loans outstanding during the years ended December 31, 2016, 2015, 2014, 2013, and 2012 was (0.05)%, (0.04)%, 0.14%, 0.04%, and 0.13%, respectively.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table presents the allowance for loan losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of December 31, 2016, 2015, 2014, 2013, and 2012:

	2016			2015
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,947	11.11%	4.08%	$3,082	11.63%	4.78%
Commercial and financial	4,531	17.08	8.48	4,517	17.04	8.67
Real estate:
Construction, 1 to 4 family residential	1,023	3.86	2.54	866	3.27	2.42
Construction, land development and commercial	1,867	7.04	5.34	1,414	5.33	3.91
Mortgage, farmland	3,417	12.88	8.89	3,342	12.61	8.84
Mortgage, 1 to 4 family first liens	6,560	24.72	33.70	6,931	26.14	34.22
Mortgage, 1 to 4 family junior liens	1,117	4.21	5.51	1,241	4.68	5.55
Mortgage, multi-family	1,669	6.29	13.30	1,713	6.46	12.80
Mortgage, commercial	2,376	8.95	14.67	2,510	9.47	15.22
Loans to individuals	642	2.42	1.10	501	1.89	1.13
Obligations of state and political subdivisions	381	1.44	2.39	393	1.48	2.46
	$26,530	100.00%	100.00%	$26,510	100.00%	100.00%

	2014			2013
Agricultural	$2,515	10.47%	4.92%	$2,852	11.17%	4.50%
Commercial and financial	4,231	17.61	8.80	4,733	18.52	9.10
Real estate:
Construction, 1 to 4 family residential	810	3.37	2.32	1,011	3.96	1.66
Construction, land development and commercial	1,431	5.96	3.88	1,907	7.46	3.79
Mortgage, farmland	2,672	11.12	8.19	2,557	10.01	7.81
Mortgage, 1 to 4 family first liens	6,268	26.11	33.88	6,101	23.87	33.16
Mortgage, 1 to 4 family junior liens	1,151	4.79	5.56	963	3.77	5.79
Mortgage, multi-family	1,490	6.20	12.36	2,064	8.08	13.37
Mortgage, commercial	2,705	11.26	16.20	2,723	10.66	17.26
Loans to individuals	299	1.24	1.08	369	1.44	1.09
Obligations of state and political subdivisions	448	1.87	2.81	270	1.06	2.47
	$24,020	100.00%	100.00%	$25,550	100.00%	100.00%

	2012
	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)
Agricultural	$1,653	6.57%	4.43%
Commercial and financial	4,573	18.18	8.60
Real estate:
Construction, 1 to 4 family residential	848	3.37	1.50
Construction, land development and commercial	2,327	9.25	4.59
Mortgage, farmland	1,746	6.94	6.61
Mortgage, 1 to 4 family first liens	6,540	25.99	33.90
Mortgage, 1 to 4 family junior liens	1,548	6.15	6.06
Mortgage, multi-family	1,840	7.31	12.48
Mortgage, commercial	3,264	12.97	18.15
Loans to individuals	382	1.52	1.18
Obligations of state and political subdivisions	439	1.75	2.50
	$25,160	100.00%	100.00%

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

Noninterest Income

The following table sets forth the various categories of noninterest income for the year ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,			$ Change		% Change
	2016	2015	2014	2016/2015	2015/2014	2016/2015	2015/2014
	(Amounts in thousands)
Net gain on sale of loans	$2,043	$1,439	$894	$604	$545	41.97%	60.96%
Trust fees	7,033	6,565	6,065	468	500	7.13	8.24
Service charges and fees	8,750	8,336	8,025	414	311	4.97	3.88
Rental revenue on tax credit real estate	—	1,688	1,490	(1,688)	198	(100.00)	13.29
Other noninterest income	2,169	2,774	2,882	(605)	(108)	(21.81)	(3.75)
	$19,995	$20,802	$19,356	$(807)	$1,446	(3.88)%	7.47%

The noninterest income of the Company was $20.00 million in 2016 compared to $20.80 million in 2015.  The decrease of $0.81 million in 2016 was the result of a combination of factors discussed below.  In 2015, the total noninterest income increased $1.45 million from 2014.

The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The gain was $2.04 million in 2016, $1.44 million in 2015 and $0.89 million in 2014.  The dollar volume of loans sold in 2016 was approximately 124.23% of the volume in 2015 and 182.12% of the activity experienced in 2014.  The volume of activity in these types of loans is directly related to the level of interest rates and the number of new home sales and refinancings. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.47 million to $7.03 million in 2016.  Trust fees increased $0.50 million in 2015.  As of December 31, 2016, the Bank’s Trust Department had $1.392 billion in assets under management compared to $1.272 billion and $1.298 billion at December 31, 2015 and 2014, respectively.  Trust fees are based on total assets under management.  The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 62.00% of assets under management.  In 2016, the Dow Jones Industrial Average increased 13.42%.  The market value of the Dow Jones Industrial Average decreased over 2.23% in 2015 and increased over 7.52% in 2014.

The Company adopted ASU 2015-02 for the period ending March 31, 2016 and have changed the accounting for its tax credit limited partnership investments to the equity method. As a result the Company no longer records gross rental revenue on tax credit real estate as of December 31, 2016. The Company recorded net income from its investments in tax credit partnerships of $(0.67) million as of December 31, 2016.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,			$ Change		% Change
	2016	2015	2014	2016/2015	2015/2014	2016/2015	2015/2014
	(Amounts in thousands)
Salaries and employee benefits	$30,778	$27,878	$26,450	$2,900	$1,428	10.40%	5.40%
Occupancy	3,962	3,972	3,807	(10)	165	(0.25)	4.33
Furniture and equipment	5,368	5,317	4,975	51	342	0.96	6.87
Office supplies and postage	1,797	1,732	1,546	65	186	3.75	12.03
Advertising and business development	3,403	3,360	3,073	43	287	1.28	9.34
Outside services	7,584	7,114	6,741	470	373	6.61	5.53
Rental expenses on tax credit real estate	—	2,331	2,189	(2,331)	142	(100.00)	6.49
FDIC insurance assessment	1,022	1,165	1,098	(143)	67	(12.27)	6.10
Other noninterest expense	2,885	2,591	1,877	294	714	11.35	38.04
	$56,799	$55,460	$51,756	$1,339	$3,704	2.41%	7.16%

Total noninterest expenses were $56.80 and $55.46 million for the years ended December 31, 2016 and 2015, respectively.  The increase is $1.34 million or 2.41% in 2016 and an increase of $3.70 million or 7.16% in 2015.

Salaries and employee benefits increased $2.90 million in 2016. The increase is the result of annual salary increases and hiring additional employees.

The Company adopted ASU 2015-02 for the period ending March 31, 2016 and have changed the accounting for its tax credit limited partnership investments to the equity method. As a result the Company no longer records gross rental expenses on tax credit real estate as of December 31, 2016.

Total noninterest expenses were $51.76 million for the year ended December 31, 2014.  The increase in expenses in 2015 was $3.70 million.  This included an increase of $1.43 million in salaries and benefits, which was the direct result of salary adjustments and restricted stock awards increases due to the increase in the appraised value of the Company stock.

Income Taxes

Income tax expense was $14.39, $12.47 and $11.13 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Income taxes as a percentage of income before income taxes were 31.33% in 2016, 30.50% in 2015 and 29.21% in 2014.  The amount of tax credits were $1.43, $1.43 and $1.55 million for 2016, 2015, and 2014, respectively.

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

Liquidity and Capital Resources

On an unconsolidated basis, the Company had cash balances of $0.54 million as of December 31, 2016.  In 2016, the Company received dividends of $8.56 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $6.06 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $3.93 and $3.45 million for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $330.05 million and $309.74 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 12.43% at December 31, 2016 and 12.42% at December 31, 2015.  As of December 31, 2016, total equity, after deducting the maximum cash value related to the ESOP, was 10.89% of assets compared to 10.91% of assets at the prior year end.

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

On a consolidated basis, 2016 cash flows from operations provided $29.13 million, net increases in deposits provided $145.61 million and FHLB Borrowings provided $10.00 million.  These cash flows were invested in Net Loans of $147.25 million and $62.55 million in purchases of investment securities.  In addition, $7.08 million was used to purchase property and equipment and leasehold improvements.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2016, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $397.69 million (see Note 15 to the Company's Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2016, the Bank can obtain an additional $447.57 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $223.18 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  Other liquidity sources include a $10.00 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2016, 2015 and 2014:

	2016	2015	2014
	(Amounts In Thousands)
Outstanding balance as of December 31	$33,489	$44,051	$47,499
Weighted average interest rate at year end	0.33%	0.25%	0.26%
Maximum month-end balance	96,224	73,725	68,572
Average month-end balance	47,899	49,842	42,227
Weighted average interest rate for the year	0.31%	0.28%	0.29%

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2016, 2015 and 2014:

	2016	2015	2014
	(Amounts In Thousands)
Outstanding balance as of December 31	$235,000	$225,000	$140,000
Weighted average interest rate at year end	3.15%	3.63%	3.97%
Maximum month-end balance	260,000	225,000	145,000
Average month-end balance	231,443	161,091	129,521
Weighted average interest rate for the year	3.47%	4.04%	4.31%

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

As disclosed in Note 15 to the Company's Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2016:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$235,000	$30,000	$20,000	$30,000	$155,000
Operating lease obligations	907	453	453	1	—
Total contractual obligations:	$235,907	$30,453	$20,453	$30,001	$155,000
Other commitments:
Lines of credit	$388,666	$291,650	$73,954	$17,258	$5,804
Standby letters of credit	9,024	9,024	—	—	—
Total other commitments	$397,690	$300,674	$73,954	$17,258	$5,804

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$7,333	$—	$—	$—	$—	$—	$7,333
Federal funds sold	—	—	—	—	—	—	—
Investment securities	—	2,720	4,736	26,964	18,973	226,558	279,951
Loans	10,054	175,605	51,961	114,749	213,680	1,721,732	2,287,781
Total earning assets	17,387	178,325	56,697	141,713	232,653	1,948,290	2,575,065
Sources of funds:
Interest-bearing checking and savings accounts	147,598	—	—	—	—	1,103,828	1,251,426
Certificates of deposit	—	20,462	38,137	41,271	69,121	267,390	436,381
FHLB borrowings	—	—	—	—	30,000	205,000	235,000
Federal funds and repurchase agreements	33,489	—	—	—	—	—	33,489
	181,087	20,462	38,137	41,271	99,121	1,576,218	1,956,296
Other sources, primarily noninterest-bearing	—	—	—	—	—	348,505	348,505
Total sources	181,087	20,462	38,137	41,271	99,121	1,924,723	2,304,801
Interest
Rate Gap	$(163,700)	$157,863	$18,560	$100,442	$133,532	$23,567	$270,264
Cumulative Interest
Rate Gap at December 31, 2016	$(163,700)	$(5,837)	$12,723	$113,165	$246,697	$270,264
Gap Ratio	0.10	8.71	1.49	3.43	2.35	1.01
Cumulative Gap Ratio	0.10	0.97	1.05	1.40	1.65	1.12

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

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$360,750	$131,408	$124,514	$196,965	$198,612	$222,669	$1,234,918	$1,207,959
Average interest rate	4.35%	4.24%	4.25%	4.24%	4.19%	3.88%	4.20%
Loans, variable:
Balance	$177,926	$119,317	$116,681	$202,237	$264,533	$161,536	$1,042,230	$1,069,665
Average interest rate	3.95%	4.10%	4.15%	4.07%	4.09%	4.05%	4.06%
Investments (1):
Balance	$65,901	$41,602	$43,645	$34,713	$23,018	$71,071	$279,950	$279,950
Average interest rate	2.14%	2.15%	2.28%	2.13%	2.42%	2.87%	2.37%
Liabilities:
Liquid deposits (2):
Balance	$—	$—	$—	$—	$—	$—	$1,248,284	$1,251,433
Average interest rate	—%	—%	—%	—%	—%	—%	0.21%
Deposits, certificates:
Balance	$168,991	$104,259	$31,370	$90,287	$41,474	$—	$436,381	$435,703
Average interest rate	0.82%	1.13%	1.31%	1.98%	1.94%	—%	1.28%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 49 through 103.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited the accompanying consolidated balance sheets of Hills Bancorporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hills Bancorporation as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hills Bancorporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP
Springfield, Missouri
March 3, 2017

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Hills Bancorporation
Hills, Iowa

We have audited Hills Bancorporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Hills Bancorporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Hills Bancorporation and our report dated March 3, 2017, expressed an unqualified opinion thereon.
BKD, LLP
Springfield, Missouri
March 3, 2017

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(Amounts In Thousands, Except Shares)

ASSETS	2016	2015
Cash and cash equivalents	$38,197	$35,427
Investment securities available for sale at fair value (amortized cost 2016 $269,039; 2015 $261,991) (Notes 1, 2 and 13)	267,537	264,235
Stock of Federal Home Loan Bank	12,413	11,834
Loans held for sale	9,806	5,554
Loans, net of allowance for loan losses (2016 $26,530; 2015 $26,510) (Notes 1, 3, and 12)	2,251,445	2,099,174
Property and equipment, net (Note 4)	37,859	33,522
Tax credit real estate	10,563	16,314
Accrued interest receivable	9,121	8,672
Deferred income taxes, net (Note 10)	12,611	11,695
Other real estate	237	439
Goodwill	2,500	2,500
Other assets	3,481	4,241
Total Assets	$2,655,770	$2,493,607
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$348,505	$314,968
Interest-bearing deposits (Note 5)	1,687,807	1,575,734
Total deposits	2,036,312	1,890,702
Other borrowings (Note 6)	33,489	44,051
Federal Home Loan Bank borrowings (Note 7)	235,000	225,000
Accrued interest payable	984	846
Other liabilities	19,934	23,271
Total Liabilities	2,325,719	2,183,870
Commitments and Contingencies (Notes 9 and 15)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 9)	40,781	37,562
Stockholders' Equity (Note 11)
Common stock, no par value; authorized 20,000,000 shares; issued 2016 10,227,178 shares; 2015 10,199,643 shares	—	—
Paid in capital	44,606	43,697
Retained earnings	319,982	294,487
Accumulated other comprehensive loss (Note 8)	(3,359)	(1,195)
Treasury stock at cost (2016 962,951 shares; 2015 877,589 shares)	(31,178)	(27,252)
Total Stockholders' Equity	330,051	309,737
Less maximum cash obligation related to ESOP shares (Note 9)	40,781	37,562
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	289,270	272,175
Total Liabilities & Stockholders' Equity	$2,655,770	$2,493,607

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2016, 2015 and 2014
(Amounts In Thousands, Except Per Share Amounts)

	2016	2015	2014
Interest income:
Loans, including fees	$92,833	$87,589	$82,079
Investment securities:
Taxable	1,471	1,256	1,099
Nontaxable	3,210	3,290	3,368
Federal funds sold	163	32	36
Total interest income	97,677	92,167	86,582
Interest expense:
Deposits	7,757	8,213	9,305
Other borrowings	158	149	142
FHLB borrowings	8,172	6,605	5,590
Total interest expense	16,087	14,967	15,037
Net interest income	81,590	77,200	71,545
Provision for loan losses (Note 3)	(1,163)	1,655	1,042
Net interest income after provision for loan losses	82,753	75,545	70,503
Noninterest income:
Net gain on sale of loans	2,043	1,439	894
Trust fees	7,033	6,565	6,065
Service charges and fees	8,750	8,336	8,025
Rental revenue on tax credit real estate	—	1,688	1,490
Other noninterest income	2,169	2,774	2,882
	19,995	20,802	19,356
Noninterest expenses:
Salaries and employee benefits	30,778	27,878	26,450
Occupancy	3,962	3,972	3,807
Furniture and equipment	5,368	5,317	4,975
Office supplies and postage	1,797	1,732	1,546
Advertising and business development	3,403	3,360	3,073
Outside services	7,584	7,114	6,741
Rental expenses on tax credit real estate	—	2,331	2,189
FDIC insurance assessment	1,022	1,165	1,098
Other noninterest expenses	2,885	2,591	1,877
	56,799	55,460	51,756
Income before income taxes	45,949	40,887	38,103
Income taxes (Note 10)	14,394	12,469	11,129
Net income	$31,555	$28,418	$26,974
Earnings per share:
Basic	$3.40	$3.04	$2.88
Diluted	3.40	3.04	2.87

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2016, 2015 and 2014
(Amounts In Thousands)

	2016	2015	2014
Net income	$31,555	$28,418	$26,974
Other comprehensive (loss) income
Securities:
Net change in unrealized (loss) gain on securities available for sale	$(3,746)	$172	$264
Income taxes	1,433	(65)	(101)
Other comprehensive (loss) income on securities available for sale	$(2,313)	$107	$163
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	$242	$(1,384)	$(3,565)
Income taxes	(93)	530	1,363
Other comprehensive income (loss) on cash flow hedges	$149	$(854)	$(2,202)
Other comprehensive loss, net of tax	$(2,164)	$(747)	$(2,039)
Comprehensive income	$29,391	$27,671	$24,935

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2013	$42,194	$250,370	$1,591	$(1,008)	$(19,784)	$(29,574)	$243,789
Issuance of 25,024 shares of common stock	862	—	—	—	—	—	862
Issuance of 4,184 shares of common stock under the employee stock purchase plan	158	—	—	—	—	—	158
Unearned restricted stock compensation	(464)	—	—	—	—	—	(464)
Forfeiture of 1,142 shares of common stock	(40)	—	—	—	—	—	(40)
Share-based compensation	29	—	—	—	—	—	29
Income tax benefit related to share-based compensation	60	—	—	—	—	—	60
Change related to ESOP shares	—	—	—	—	—	(4,997)	(4,997)
Release of 16,004 shares of common stock under the employee stock ownership plan	126	—	—	504	—	—	630
Net income	—	26,974	—	—	—	—	26,974
Cash dividends ($0.575 per share)	—	(5,420)	—	—	—	—	(5,420)
Purchase of 102,884 shares of common stock	—	—	—	—	(4,014)	—	(4,014)
Other comprehensive loss	—	—	(2,039)	—	—	—	(2,039)
Balance, December 31, 2014	$42,925	$271,924	$(448)	$(504)	$(23,798)	$(34,571)	$255,528
Issuance of 18,314 shares of common stock	807	—	—	—	—	—	807
Issuance of 4,155 shares of common stock under the employee stock purchase plan	172	—	—	—	—	—	172
Unearned restricted stock compensation	(381)	—	—	—	—	—	(381)
Forfeiture of 1,042 shares of common stock	(37)	—	—	—	—	—	(37)
Share-based compensation	29	—	—	—	—	—	29
Income tax benefit related to share-based compensation	8	—	—	—	—	—	8
Change related to ESOP shares	—	—	—	—	—	(2,991)	(2,991)
Release of 15,256 shares of common stock under the employee stock ownership plan	174	—	—	504	—	—	678
Net income	—	28,418	—	—	—	—	28,418
Cash dividends ($0.625 per share)	—	(5,855)	—	—	—	—	(5,855)
Purchase of 80,168 shares of common stock	—	—	—	—	(3,454)	—	(3,454)
Other comprehensive loss	—	—	(747)	—	—	—	(747)
Balance, December 31, 2015	$43,697	$294,487	$(1,195)	$—	$(27,252)	$(37,562)	$272,175
Issuance of 23,163 shares of common stock	1,078	—	—	—	—	—	1,078
Issuance of 5,636 shares of common stock under the employee stock purchase plan	254	—	—	—	—	—	254
Unearned restricted stock compensation	(470)	—	—	—	—	—	(470)
Forfeiture of 1,264 shares of common stock	(52)	—	—	—	—	—	(52)
Share-based compensation	29	—	—	—	—	—	29
Income tax benefit related to share-based compensation	70	—	—	—	—	—	70
Change related to ESOP shares	—	—	—	—	—	(3,219)	(3,219)
Net income	—	31,555	—	—	—	—	31,555
Cash dividends ($0.650 per share)	—	(6,060)	—	—	—	—	(6,060)
Purchase of 85,362 shares of common stock	—	—	—	—	(3,926)	—	(3,926)
Other comprehensive loss	—	—	(2,164)	—	—	—	(2,164)
Balance, December 31, 2016	$44,606	$319,982	$(3,359)	$—	$(31,178)	$(40,781)	$289,270
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014
(Amounts In Thousands)

	2016	2015	2014
Cash Flows from Operating Activities
Net income	$31,555	$28,418	$26,974
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,745	2,748	2,559
Provision for loan losses	(1,163)	1,655	1,042
Share-based compensation	29	29	29
Compensation expensed through issuance of common stock	1,332	1,657	1,549
Excess tax benefits related to share-based compensation	(70)	(8)	(60)
Forfeiture of common stock	(52)	(37)	(40)
Provision for deferred income taxes	424	(1,292)	(71)
Net gain on sale of other real estate owned and other repossessed assets	(385)	(162)	(386)
Increase in accrued interest receivable	(449)	(396)	(600)
Amortization of premium on investment securities, net	595	647	865
Decrease (increase) in other assets	104	(431)	(19)
(Decrease) increase in accrued interest and other liabilities	(1,279)	701	852
Loans originated for sale	(208,952)	(168,188)	(114,725)
Proceeds on sales of loans	206,743	168,549	116,070
Net gain on sales of loans	(2,043)	(1,439)	(894)
Net cash and cash equivalents provided by operating activities	29,134	32,451	33,145
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	54,323	50,833	58,094
Purchases of investment securities available for sale	(62,546)	(60,137)	(79,846)
Loans made to customers, net of collections	(147,248)	(139,164)	(162,658)
Proceeds on sale of other real estate owned and other repossessed assets	182	640	1,208
Purchases of property and equipment	(7,082)	(7,199)	(1,794)
Expense from tax credit real estate, net	875	945	921
Net cash and cash equivalents used in investing activities	(161,496)	(154,082)	(184,075)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2016, 2015 and 2014
(Amounts In Thousands)

	2016	2015	2014
Cash Flows from Financing Activities
Net increase in deposits	145,610	55,633	125,192
Net (decrease) increase in short-term borrowings	(10,562)	(3,448)	5,483
Borrowings from FHLB	213,000	188,000	35,000
Payments on FHLB Borrowings	(203,000)	(103,000)	(20,000)
Borrowings from FRB	1	4	1
Payments on FRB borrowings	(1)	(4)	(1)
Stock options exercised	—	—	101
Excess tax benefits related to share-based compensation	70	8	60
Purchase of treasury stock	(3,926)	(3,454)	(4,014)
Dividends paid	(6,060)	(5,855)	(5,420)
Net cash and cash equivalents provided by financing activities	135,132	127,884	136,402

Increase (decrease) in cash and cash equivalents	2,770	6,253	(14,528)

Cash and cash equivalents:
Beginning of year	35,427	29,174	43,702
End of year	$38,197	$35,427	$29,174

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$7,619	$8,269	$9,505
Interest paid on other obligations	8,330	6,754	5,732
Income taxes paid	14,113	13,711	11,546
Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$3,219	$2,991	$4,997
Transfers to other real estate owned	405	305	2,470
Sale and financing of other real estate owned	720	601	976

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Activities and Significant Accounting Policies

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2016 may change in the near-term and the effect could be material to the consolidated financial statements.

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

Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2016 and 2015, cash equivalents consisted primarily of deposits with other banks.

Investment securities:  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2016 or 2015.

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
The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2016, none of the Company’s nonaccrual loans were earning interest on a cash basis.

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

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all which are affordable housing projects as of December 31, 2016.  The Bank has a 99% or greater limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

Through December 31, 2015, the financial condition, results of operations and cash flows of each limited partnership is consolidated in the Company’s Consolidated Financial Statements.  In 2016, the Company adopted ASU 2015-02 and the investments in tax credit real estate are recorded for the year ended December 31, 2016 using the equity method of accounting. The operations of the properties are not expected to contribute significantly to the Company’s income before income taxes.  However, the properties do contribute in the form of income tax credits, which lowers the Company’s effective tax rate.  Once established, the credits on each property last for ten years and are passed through from the limited partnerships to the Bank and reduces the consolidated federal tax liability of the Company.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment:  Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using primarily declining-balance methods over the estimated useful lives of 7-40 years for buildings and improvements and 3-10 years for furniture and equipment.

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2016, the Company had no material unrecognized tax benefits.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents calculations of earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	9,322,054	9,380,432	9,455,250
Weighted average number of net shares redeemed	(34,965)	(36,296)	(67,022)
Weighted average shares outstanding (basic)	9,287,089	9,344,136	9,388,228
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	6,445	5,391	4,700
Weighted average number of shares (diluted)	9,293,534	9,349,527	9,392,928
Net income	$31,555	$28,418	$26,974
Earnings per share:
Basic	$3.40	$3.04	$2.88
Diluted	$3.40	$3.04	$2.87

Stock awards and options:   Compensation expense for stock issued through the stock award plan is accounted for using the fair value method prescribed by FASB ASC 718, “Share-Based Payment” (“ASC 718”).  Under this method, compensation expense is measured and recognized for all stock-based awards made to employees and directors based on the fair value of each award as of the date of the grant.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This ASU adds an SEC paragraph and amends other Topics pursuant to an SEC staff Announcement made at the September 22, 2016 Emerging Issues Task Force (EITF) meeting. The SEC paragraph applies to ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU provides that a company should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. If the company does not know or cannot reasonably estimate the impact that adoption of the ASUs referenced in this announcement is expected to have on the financial statements, then in addition to making a statement to that effect, the company should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the company when adopted. Additional qualitative disclosures should include a description of the effect of the accounting policies that the company expects to apply and a comparison to the company's current accounting policies. Also, the company should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 250), Simplifying the Test for Goodwill Impairment. The ASU simplifies the goodwill impairment test by permitting a company to perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized when the carrying amount exceeds fair value. For public companies, ASU 2017-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU No. 2017-04 by the Company is not expected to have a material impact.

Note 2.	Investment Securities

The carrying values of investment securities at December 31, 2016 and December 31, 2015 are summarized in the following table (Amounts in Thousands):

	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$27,482	10.27%	$24,978	9.45%
Other securities (FHLB, FHLMC and FNMA)	61,660	23.05%	65,328	24.72%
State and political subdivisions	178,395	66.68%	173,929	65.83%
Total securities available for sale	$267,537	100.00%	$264,235	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2016 or 2015.  The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2016:
U.S. Treasury	$27,418	$82	$(18)	$27,482
Other securities (FHLB, FHLMC and FNMA)	62,047	65	(452)	61,660
State and political subdivisions	179,574	626	(1,805)	178,395
Total	$269,039	$773	$(2,275)	$267,537
December 31, 2015:
U.S. Treasury	$24,893	$92	$(7)	$24,978
Other securities (FHLB, FHLMC and FNMA)	65,400	81	(153)	65,328
State and political subdivisions	171,698	2,375	(144)	173,929
Total	$261,991	$2,548	$(304)	$264,235

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2016, were as follows (Amounts in Thousands):

	Amortized Cost	Fair Value
Due in one year or less	$53,393	$53,487
Due after one year through five years	143,264	142,979
Due after five years through ten years	71,307	70,000
Due over ten years	1,075	1,071
Total	$269,039	$267,537

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, investment securities with a carrying value of $61.81 million were pledged to collateralize repurchase agreements, derivative financial instruments and other borrowings.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2016
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	2	$4,957	$(18)	0.36%	—	$—	$—	—%	2	$4,957	$(18)	0.36%
Other securities (FHLB, FHLMC and FNMA)	14	34,648	(452)	1.30%	—	—	—	—%	14	34,648	(452)	1.30%
State and political subdivisions	365	87,841	(1,762)	2.01%	11	1,486	(43)	2.89%	376	89,327	(1,805)	2.02%
Total temporarily impaired securities	381	$127,446	$(2,232)	1.75%	11	$1,486	$(43)	2.89%	392	$128,932	$(2,275)	1.76%

	Less than 12 months				12 months or more				Total
2015
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	3	$7,455	$(7)	0.09%	—	$—	$—	—%	3	$7,455	$(7)	0.09%
Other securities (FHLB, FHLMC and FNMA)	15	36,830	(153)	0.42	—	—	—	—%	15	36,830	(153)	0.42%
State and political subdivisions	56	13,557	(70)	0.52	27	5,633	(74)	1.31%	83	19,190	(144)	0.75%
Total temporarily impaired securities	74	$57,842	$(230)	0.40%	27	$5,633	$(74)	1.31%	101	$63,475	$(304)	0.48%

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans

Classes of loans are as follows:

	December 31,
	2016	2015
	(Amounts In Thousands)
Agricultural	$92,871	$101,588
Commercial and financial	192,995	184,199
Real estate:
Construction, 1 to 4 family residential	57,864	51,346
Construction, land development and commercial	121,561	83,121
Mortgage, farmland	202,340	187,856
Mortgage, 1 to 4 family first liens	767,469	727,160
Mortgage, 1 to 4 family junior liens	125,400	117,873
Mortgage, multi-family	302,831	271,974
Mortgage, commercial	334,198	323,409
Loans to individuals	25,157	24,019
Obligations of state and political subdivisions	54,462	52,371
	2,277,148	2,124,916
Net unamortized fees and costs	827	768
	2,277,975	2,125,684
Less allowance for loan losses	26,530	26,510
	$2,251,445	$2,099,174

Changes in the allowance for loan losses and the allowance for loan loss balance applicable to impaired loans and the related loan balance of impaired loans for the year ended December 31, 2016, 2015 and 2014 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2016
Allowance for loan losses:
Beginning balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Charge-offs	(226)	(315)	(34)	(116)	(1,181)	(66)	(693)	(2,631)
Recoveries	181	1,169	849	—	1,043	385	187	3,814
Provision	(90)	(840)	(205)	191	(357)	(497)	635	(1,163)
Ending balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Ending balance, individually evaluated for impairment	$856	$718	$105	$390	$90	$34	$150	$2,343
Ending balance, collectively evaluated for impairment	$2,091	$3,813	$2,785	$3,027	$7,587	$4,011	$873	$24,187
Loan balances:
Ending balance	$92,871	$192,995	$179,425	$202,340	$892,869	$637,029	$79,619	$2,277,148
Ending balance, individually evaluated for impairment	$11,720	$2,477	$1,136	$8,028	$7,042	$3,111	$150	$33,664
Ending balance, collectively evaluated for impairment	$81,151	$190,518	$178,289	$194,312	$885,827	$633,918	$79,469	$2,243,484

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2015
Allowance for loan losses:
Beginning balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Charge-offs	(325)	(526)	(285)	—	(1,108)	(723)	(438)	(3,405)
Recoveries	123	1,370	501	6	762	1,310	168	4,240
Provision	769	(558)	(177)	664	1,099	(559)	417	1,655
Ending balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Ending balance, individually evaluated for impairment	$1	$324	$22	$—	$326	$110	$100	$883
Ending balance, collectively evaluated for impairment	$3,081	$4,193	$2,258	$3,342	$7,846	$4,113	$794	$25,627
Loan balances:
Ending balance	$101,588	$184,199	$134,467	$187,856	$845,033	$595,383	$76,390	$2,124,916
Ending balance, individually evaluated for impairment	$1,710	$2,110	$954	$2,233	$5,926	$3,228	$100	$16,261
Ending balance, collectively evaluated for impairment	$99,878	$182,089	$133,513	$185,623	$839,107	$592,155	$76,290	$2,108,655

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2014
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(174)	(3,388)	(250)	—	(1,195)	(217)	(325)	(5,549)
Recoveries	66	1,128	390	—	870	377	146	2,977
Provision	(229)	1,758	(817)	115	680	(752)	287	1,042
Ending balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Ending balance, individually evaluated for impairment	$44	$9	$28	$12	$52	$9	$—	$154
Ending balance, collectively evaluated for impairment	$2,471	$4,222	$2,213	$2,660	$7,367	$4,186	$747	$23,866
Loan balances:
Ending balance	$97,645	$174,738	$122,969	$162,503	$782,958	$566,814	$77,071	$1,984,698
Ending balance, individually evaluated for impairment	$1,844	$2,709	$560	$2,318	$3,826	$9,512	$—	$20,769
Ending balance, collectively evaluated for impairment	$95,801	$172,029	$122,409	$160,185	$779,132	$557,302	$77,071	$1,963,929

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2016:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2016
Grade:
Excellent	$4,205	$4,241	$—	$244
Good	13,611	43,472	1,701	25,337
Satisfactory	40,008	108,800	44,138	46,758
Monitor	12,699	20,023	8,896	44,487
Special Mention	8,381	11,177	972	4,250
Substandard	13,967	5,282	2,157	485
Total	$92,871	$192,995	$57,864	$121,561

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
2016
Grade:
Excellent	$2,916	$1,196	$65	$5,970
Good	47,569	15,725	3,002	71,822
Satisfactory	105,971	647,191	113,433	180,651
Monitor	29,778	66,164	4,877	40,444
Special Mention	7,004	12,914	1,566	3,636
Substandard	9,102	24,279	2,457	308
Total	$202,340	$767,469	$125,400	$302,831

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2016
Grade:
Excellent	$15,873	$—	$—	$34,710
Good	89,801	65	37,539	349,644
Satisfactory	185,650	24,446	16,417	1,513,463
Monitor	34,979	293	506	263,146
Special Mention	3,797	195	—	53,892
Substandard	4,098	158	—	62,293
Total	$334,198	$25,157	$54,462	$2,277,148

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2015:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2015
Grade:
Excellent	$1,786	$3,298	$—	$260
Good	15,959	38,764	1,898	11,570
Satisfactory	36,819	102,188	34,357	52,731
Monitor	18,064	27,181	8,684	11,550
Special Mention	25,356	8,231	5,842	6,542
Substandard	3,604	4,537	565	468
Total	$101,588	$184,199	$51,346	$83,121

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
2015
Grade:
Excellent	$2,559	$426	$—	$6,651
Good	31,186	15,773	2,992	64,002
Satisfactory	112,038	620,731	107,091	166,193
Monitor	27,304	55,499	4,198	29,732
Special Mention	11,181	16,237	1,846	4,873
Substandard	3,588	18,494	1,746	523
Total	$187,856	$727,160	$117,873	$271,974

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2015
Grade:
Excellent	$12,484	$—	$2,365	$29,829
Good	81,305	70	37,045	300,564
Satisfactory	187,728	23,197	12,425	1,455,498
Monitor	32,141	285	518	215,156
Special Mention	6,183	198	—	86,489
Substandard	3,568	269	18	37,380
Total	$323,409	$24,019	$52,371	$2,124,916

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past due loans as of December 31, 2016 and 2015 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2016
Agricultural	$56	$—	$302	$358	$92,513	$92,871	$—
Commercial and financial	24	121	718	863	192,132	192,995	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	57,864	57,864	—
Construction, land development and commercial	—	231	85	316	121,245	121,561	—
Mortgage, farmland	319	—	—	319	202,021	202,340	—
Mortgage, 1 to 4 family first liens	5,649	978	1,943	8,570	758,899	767,469	192
Mortgage, 1 to 4 family junior liens	330	51	579	960	124,440	125,400	443
Mortgage, multi-family	—	—	40	40	302,791	302,831	—
Mortgage, commercial	371	—	207	578	333,620	334,198	—
Loans to individuals	203	32	—	235	24,922	25,157	—
Obligations of state and political subdivisions	—	—	—	—	54,462	54,462	—
	$6,952	$1,413	$3,874	$12,239	$2,264,909	$2,277,148	$635

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2015
Agricultural	$3,064	$961	$—	$4,025	$97,563	$101,588	$—
Commercial and financial	854	71	1,312	2,237	181,962	184,199	—
Real estate:
Construction, 1 to 4 family residential	—	—	214	214	51,132	51,346	—
Construction, land development and commercial	—	—	88	88	83,033	83,121	—
Mortgage, farmland	320	88	—	408	187,448	187,856	—
Mortgage, 1 to 4 family first liens	4,526	1,192	2,085	7,803	719,357	727,160	406
Mortgage, 1 to 4 family junior liens	250	13	110	373	117,500	117,873	—
Mortgage, multi-family	135	—	113	248	271,726	271,974	—
Mortgage, commercial	1,033	—	331	1,364	322,045	323,409	61
Loans to individuals	158	40	—	198	23,821	24,019	—
Obligations of state and political subdivisions	—	—	—	—	52,371	52,371	—
	$10,340	$2,365	$4,253	$16,958	$2,107,958	$2,124,916	$467

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more increased $0.17 million from December 31, 2015 to December 31, 2016.  As of December 31, 2016 and 2015, accruing loans past due 90 days or more were 0.03% and 0.02% of total loans, respectively.  The average balance of the past due loans also increased in 2016 as compared to 2015.  The average 90 days or more past due loan balance per loan was $0.11 million as of December 31, 2016 compared to $0.09 million as of December 31, 2015.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain impaired loan information by loan type at December 31, 2016 and 2015 was as follows:

	December 31, 2016			December 31, 2015
	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,741	$—	$91	$—	$—	$1,710
Commercial and financial	1,354	—	1,057	1,498	—	612
Real estate:
Construction, 1 to 4 family residential	—	—	265	214	—	473
Construction, land development and commercial	85	—	118	145	—	122
Mortgage, farmland	1,205	—	1,389	—	—	2,233
Mortgage, 1 to 4 family first liens	4,097	192	1,375	3,845	406	1,369
Mortgage, 1 to 4 family junior liens	136	443	26	279	—	27
Mortgage, multi-family	243	—	—	449	—	—
Mortgage, commercial	1,077	—	1,087	985	61	1,733
Loans to individuals	—	—	—	—	—	—
	$9,938	$635	$5,408	$7,415	$467	$8,279

(1)	There were $4.23 million and $2.31 million of TDR loans included within nonaccrual loans as of December 31, 2016 and 2015, respectively.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of information for TDR loans as of December 31, 2016 and 2015:

	December 31, 2016
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	4	$1,460	$167
Commercial and financial	14	2,053	117
Real estate:
Construction, 1 to 4 family residential	3	265	1,225
Construction, land development and commercial	1	118	107
Mortgage, farmland	7	2,594	—
Mortgage, 1 to 4 family first liens	12	1,471	—
Mortgage, 1 to 4 family junior liens	1	26	65
Mortgage, multi-family	—	—	—
Mortgage, commercial	10	1,650	—
Loans to individuals	—	—	—
	52	$9,637	$1,681

	December 31, 2015
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	7	$1,710	$32
Commercial and financial	8	1,818	241
Real estate:
Construction, 1 to 4 family residential	3	646	138
Construction, land development and commercial	1	122	—
Mortgage, farmland	5	2,233	—
Mortgage, 1 to 4 family first liens	13	1,575	—
Mortgage, 1 to 4 family junior liens	2	36	—
Mortgage, multi-family	1	71	—
Mortgage, commercial	10	2,381	—
Loans to individuals	—	—	—
	50	$10,592	$411

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of TDR loans that were modified during the year ended December 31, 2016 and 2015 was as follows:

	December 31, 2016
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	—	$—	$—
Commercial and financial	7	933	933
Real estate:
Construction, 1 to 4 family residential	3	265	265
Construction, land development and commercial	—	—	—
Mortgage, farmland	2	694	694
Mortgage, 1 to 4 family first liens	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	4	1,168	1,168
Loans to individuals	—	—	—
	16	$3,060	$3,060

	December 31, 2015
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	3	$279	$163
Commercial and financial	2	676	663
Real estate:
Construction, 1 to 4 family residential	1	277	277
Construction, land development and commercial	—	—	—
Mortgage, farmland	2	513	399
Mortgage, 1 to 4 family first liens	4	353	353
Mortgage, 1 to 4 family junior liens	2	41	41
Mortgage, multi-family	1	71	71
Mortgage, commercial	2	144	144
Loans to individuals	—	—	—
	17	$2,354	$2,111

The Bank has commitments to lend additional borrowings to TDR loan customers.  These commitments are in the normal course of business and allow the borrowers to build pre-sold homes and commercial property which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

There were no TDR loans modified during the year that were in payment default (defined as past due 90 days or more) as of December 31, 2016 or 2015.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2016 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2016
With no related allowance recorded:
Agricultural	$800	$971	$—	$923	$—
Commercial and financial	1,540	2,175	—	1,662	18
Real estate:
Construction, 1 to 4 family residential	117	151	—	131	6
Construction, land development and commercial	204	290	—	207	5
Mortgage, farmland	2,594	2,887	—	2,767	67
Mortgage, 1 to 4 family first liens	5,011	6,137	—	5,265	53
Mortgage, 1 to 4 family junior liens	153	646	—	186	—
Mortgage, multi-family	243	362	—	288	—
Mortgage, commercial	1,901	2,727	—	1,996	46
Loans to individuals	—	19	—	—	—
	$12,563	$16,365	$—	$13,425	$195
With an allowance recorded:
Agricultural	$10,920	$10,978	$856	$11,258	$464
Commercial and financial	937	955	718	777	27
Real estate:
Construction, 1 to 4 family residential	815	815	105	537	27
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	5,434	5,434	390	5,591	240
Mortgage, 1 to 4 family first liens	1,266	1,374	79	1,226	43
Mortgage, 1 to 4 family junior liens	612	667	11	637	27
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	967	1,004	34	986	36
Loans to individuals	150	150	150	151	16
	$21,101	$21,377	$2,343	$21,163	$880
Total:
Agricultural	$11,720	$11,949	$856	$12,181	$464
Commercial and financial	2,477	3,130	718	2,439	45
Real estate:
Construction, 1 to 4 family residential	932	966	105	668	33
Construction, land development and commercial	204	290	—	207	5
Mortgage, farmland	8,028	8,321	390	8,358	307
Mortgage, 1 to 4 family first liens	6,277	7,511	79	6,491	96
Mortgage, 1 to 4 family junior liens	765	1,313	11	823	27
Mortgage, multi-family	243	362	—	288	—
Mortgage, commercial	2,868	3,731	34	2,982	82
Loans to individuals	150	169	150	151	16
	$33,664	$37,742	$2,343	$34,588	$1,075

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2015 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2015
With no related allowance recorded:
Agricultural	$1,609	$1,773	$—	$1,620	$80
Commercial and financial	1,263	1,981	—	1,421	5
Real estate:
Construction, 1 to 4 family residential	238	238	—	173	5
Construction, land development and commercial	210	314	—	231	6
Mortgage, farmland	2,233	2,351	—	2,305	110
Mortgage, 1 to 4 family first liens	3,558	4,419	—	3,806	48
Mortgage, 1 to 4 family junior liens	189	500	—	204	—
Mortgage, multi-family	157	226	—	175	—
Mortgage, commercial	1,831	3,018	—	1,839	50
Loans to individuals	—	20	—	—	—
	$11,288	$14,840	$—	$11,774	$304
With an allowance recorded:
Agricultural	$101	$101	$1	$106	$5
Commercial and financial	847	847	324	990	30
Real estate:
Construction, 1 to 4 family residential	449	461	9	449	12
Construction, land development and commercial	57	58	13	58	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	2,062	2,156	306	2,133	36
Mortgage, 1 to 4 family junior liens	117	270	20	179	1
Mortgage, multi-family	292	332	58	316	—
Mortgage, commercial	948	1,030	52	974	38
Loans to individuals	100	100	100	67	4
	$4,973	$5,355	$883	$5,272	$126
Total:
Agricultural	$1,710	$1,874	$1	$1,726	$85
Commercial and financial	2,110	2,828	324	2,411	35
Real estate:
Construction, 1 to 4 family residential	687	699	9	622	17
Construction, land development and commercial	267	372	13	289	6
Mortgage, farmland	2,233	2,351	—	2,305	110
Mortgage, 1 to 4 family first liens	5,620	6,575	306	5,939	84
Mortgage, 1 to 4 family junior liens	306	770	20	383	1
Mortgage, multi-family	449	558	58	491	—
Mortgage, commercial	2,779	4,048	52	2,813	88
Loans to individuals	100	120	100	67	4
	$16,261	$20,195	$883	$17,046	$430

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2014 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2014
With no related allowance recorded:
Agricultural	$1,634	$1,696	$—	$1,496	$71
Commercial and financial	2,076	3,695	—	1,930	29
Real estate:
Construction, 1 to 4 family residential	89	89	—	44	1
Construction, land development and commercial	128	220	—	142	—
Mortgage, farmland	2,040	2,040	—	1,897	90
Mortgage, 1 to 4 family first liens	2,951	3,705	—	2,980	47
Mortgage, 1 to 4 family junior liens	369	673	—	386	—
Mortgage, multi-family	5,525	5,632	—	5,598	249
Mortgage, commercial	3,290	4,588	—	3,534	53
Loans to individuals	—	20	—	—	—
	$18,102	$22,358	$—	$18,007	$540
With an allowance recorded:
Agricultural	$210	$247	$44	$220	$11
Commercial and financial	633	633	9	694	36
Real estate:
Construction, 1 to 4 family residential	343	354	28	348	19
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	278	278	12	281	14
Mortgage, 1 to 4 family first liens	506	596	52	526	22
Mortgage, 1 to 4 family junior liens	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	697	697	9	706	37
Loans to individuals	—	—	—	—	—
	$2,667	$2,805	$154	$2,775	$139
Total:
Agricultural	$1,844	$1,943	$44	$1,716	$82
Commercial and financial	2,709	4,328	9	2,624	65
Real estate:
Construction, 1 to 4 family residential	432	443	28	392	20
Construction, land development and commercial	128	220	—	142	—
Mortgage, farmland	2,318	2,318	12	2,178	104
Mortgage, 1 to 4 family first liens	3,457	4,301	52	3,506	69
Mortgage, 1 to 4 family junior liens	369	673	—	386	—
Mortgage, multi-family	5,525	5,632	—	5,598	249
Mortgage, commercial	3,987	5,285	9	4,240	90
Loans to individuals	—	20	—	—	—
	$20,769	$25,163	$154	$20,782	$679

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans increased by $17.40 million from December 31, 2015 to December 31, 2016.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The increase in impaired loans is due mainly to an increase in nonaccrual loans of $2.52 million, a $15.32 million agricultural and farmland real estate relationship with a specific allowance for loan losses, and a decrease in TDR Loans of $2.87 million from December 31, 2015 to December 31, 2016. The net decrease in TDR loans is primarily the result of $0.86 million loans reclassified from TDR loans as a result of the borrowers no longer experiencing financial difficulty and no concessions granted to the borrower when the loan was modified during the year ended December 31, 2016.

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

Historical loss rates are applied to loans that are not individually reviewed for impairment. The 20 quarter migration analysis performed by management uses loan level attributes to track the movement of loans through the various credit risk rating categories in order to estimate the percentage of historical loss to apply to each specific credit risk rating in each loan category. The credit risk rating system currently utilized for allowance analysis purposes encompasses six categories.

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

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.   Although management believes the levels of the allowance for loan losses as of December 31, 2016 and 2015 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Note 4.	Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2016	2015
	(Amounts In Thousands)
Land	$10,045	$8,996
Buildings and improvements	36,542	33,178
Furniture and equipment	32,192	29,549
	78,779	71,723
Less accumulated depreciation	40,920	38,201
Net	$37,859	$33,522

Note 5.	Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2016	2015
	(Amounts In Thousands)
NOW and other demand	$509,687	$477,241
Savings	741,739	644,115
Time, $100,000 and over	294,834	157,331
Other time	141,547	297,047
	$1,687,807	$1,575,734

Brokered deposits totaled $112.70 million and $62.74 million as of December 31, 2016 and 2015, respectively with an average interest rate of 0.59% and 0.42% as of December 31, 2016 and 2015, respectively.  As of December 31, 2016, brokered deposits of $103.38 million are included in savings deposits and $9.32 million are included in time deposits.  At December 31, 2015, brokered deposits of $54.01 million were included in savings deposits and $8.73 million were included in time deposits. Brokered time deposits in increments greater than $100,000 as of December 31, 2016 and 2015 were $7.74 million and $6.97 million, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time deposits have a maturity as follows:

	December 31,
	2016	2015
	(Amounts In Thousands)
Due in one year or less	$168,991	$195,369
Due after one year through two years	104,259	113,438
Due after two years through three years	31,370	73,845
Due after three years through four years	90,287	21,821
Due over four years	41,474	49,905
	$436,381	$454,378

Note 6.	Other Borrowings

The following table sets forth selected information for other borrowings each of which having a maturity of less than one year:

	December 31,
	2016	2015
	(Amounts In Thousands)
Repurchase agreements with customers, renewable daily, interest payable monthly, secured by other securities (FHLB, FHLMC and FNMA)	33,489	44,051
	$33,489	$44,051

The weighted average interest rate on other borrowings outstanding as of December 31, 2016 and 2015 was 0.33% and 0.25%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of investment securities.  The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate, which are treated as secured borrowings.  The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers.  At December 31, 2016, $33.49 million of securities sold under repurchase agreements with a weighted average interest rate of 0.26%, maturing in 2016, were collateralized by investment securities having an amortized cost of $51.80 million.

As of December 31, 2016 and 2015, all of the Company's sales of securities under agreements to repurchase had overnight contractual maturities. The securities underlying the agreements are book-entry securities issues by U.S. government sponsored agencies, held in safekeeping with a third party custodian and pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors' interest in the securities.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Federal Home Loan Bank Borrowings

As of December 31, 2016 and 2015, the borrowings were as follows:

	2016	2015
(Effective interest rates as of December 31, 2016)	(Amounts In Thousands)
Due 2016, 4.46% to 4.66%	$—	$30,000
Due 2017, 4.09% to 4.89%	30,000	60,000
Due 2018, 3.65%	20,000	20,000
Due 2020, 3.05%	25,000	25,000
Due 2021, 2.27%	15,000	—
Due 2022, 2.44%	15,000	—
Due 2023, 3.77%	25,000	—
Due 2025, 2.54% to 3.07%	90,000	90,000
Due 2026, 2.52%	15,000	—
	$235,000	$225,000

The $30.00 million borrowing due in 2016 was callable by the FHLB. The borrowings due in 2017 and 2018 are callable by the FHLB with call dates during 2017.  The advances are unlikely to be called unless rates would increase significantly.  The borrowings with the FHLB have prepayment fees associated with them; therefore, the Company cannot prepay without incurring fees.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $12.41 million and $11.83 million at December 31, 2016 and 2015, respectively.  Collateral is provided by the Company’s 1 to 4 family mortgage loans totaling $317.25 million at December 31, 2016 and $303.75 million at December 31, 2015.  The Company also has the ability to borrow against agricultural real estate, commercial real estate and multi-family loans totaling $224.66 million as of December 31, 2016 and $184.59 million as of December 31, 2015 and there was $0 borrowed against this collateral as of December 31, 2016 or 2015.

Note 8.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2016	2015
	(amounts in thousands)
Net unrealized (loss) gain on available-for-sale securities	$(1,502)	$2,244
Net unrealized (loss) gain on derivatives used for cash flow hedges	(3,938)	(4,180)
Tax effect	2,081	741
Net-of-tax amount	$(3,359)	$(1,195)

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in a year is $10,000.  During the year ended December 31, 2016, 5,636 shares of stock were purchased by employees of the Bank through the ESPP.  4,155 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2015.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $0.92 million, $1.72 million and $1.61 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The 2016 discretionary contribution rate was 4.5% of qualified salaries, 2015 and 2014 discretionary contribution rates were 9.0% of qualified salaries.

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

When the note payable is repaid by the ESOP, shares are released from collateral and allocated to qualified employees based on the proportion of principal and interest paid in the year to total principal and interest payments anticipated for the life of the loan.  The number of shares released from collateral totaled 0, 15,256 and 16,004 shares for the years ended December 31, 2016, 2015 and 2014, respectively. The shares pledged as collateral are reported as a reduction of stockholder’s equity in the consolidated balance sheet.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense totaled $0.00 million, $0.17 million and $0.13 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unallocated shares were 0, 0 and 15,256 as of December 31, 2016, 2015 and 2014, respectively. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings.  Dividends on unallocated ESOP shares were used to reduce debt.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2016 and 2015, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2016	2015
Shares held by the ESOP	849,613	844,088
Fair value per share	$48.00	$44.50
Maximum cash obligation	$40,781,000	$37,562,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company made a 4.50% or $0.92 million contribution to the profit sharing plan contribution for the year ended December 31, 2016. There were no profit sharing plan contributions for the years ended December 31, 2015 and 2014. The Company made matching contributions under its 401(k) plan of $0.18 million in 2016, $0.16 million in 2015, and $0.16 million in 2014 and each such amount is included in salaries and employee benefits expense.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $5.72 million and $5.37 million at December 31, 2016 and 2015, respectively.  Expense related to the deferred compensation plan was $0.51 million for 2016, $0.49 million for 2015 and $0.54 million for 2014 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $2.63 million and $2.44 million at December 31, 2016 and 2015, respectively.  Expense related to the directors’ deferred compensation plan was $0.22 million for 2016, $0.21 million for 2015 and $0.23 million for 2014 and is included in other noninterest expense.

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

There were no stock options granted in 2014, 2015 or 2016. The intrinsic value of options exercised was $0.00 million, $0.00 million and $0.10 million for 2016, 2015 and 2014, respectively.

A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2013	25,260	26.98	4.72	681
Granted	—
Exercised	(5,880)
Balance, December 31, 2014	19,380	29.92	5.03	580
Granted	—
Exercised	—
Balance, December 31, 2015	19,380	$29.92	4.03	580
Granted	—
Exercised	—
Balance, December 31, 2016	19,380	$29.92	3.03	$580

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other pertinent information related to the options outstanding at December 31, 2016 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
$26.00	9,160	4 months	9,160
33.00	7,220	64 months	—
34.50	3,000	70 months	—
	19,380		9,160

As of December 31, 2016, the outstanding options have a weighted-average exercise price of $29.92 per share and a weighted average remaining contractual term of 3.03 years.  There was $0.01 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2016.  This cost is expected to be recognized over a weighted-average period of 0.45 years.

As of December 31, 2016, the vested options totaled 9,160 shares with a weighted-average exercise price of $26.00 per share and a weighted-average remaining contractual term of 0.33 years.

As of December 31, 2016, 83,201 shares were available for stock options and awards.  The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock. A summary of the restricted stock option activity for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	105,100
Granted	23,163	$46.55
Forfeited	1,264	$41.51
Balance, December 31, 2016	83,201

The Company authorized the issuance of 18,314 shares in 2015 and 19,144 shares in 2014 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2016, 2015 and 2014 was $0.56 million, $0.39 million and $0.26 million, respectively. 10,400 shares of the restricted common stock shares awarded in December 31, 2016 and 2015, are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 10.	Income Taxes

Income taxes for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	2016	2015	2014
	(Amounts In Thousands)
Current:
Federal	$11,650	$11,559	$9,412
State	2,320	2,202	1,788
Deferred:
Federal	435	(1,114)	(27)
State	(11)	(178)	(44)
	$14,394	$12,469	$11,129

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$10,148	$10,140
Deferred compensation	3,108	2,909
Unrealized losses on interest rate swaps	1,506	1,599
Accrued expenses	1,025	1,140
State net operating loss	779	708
Unrealized losses on investment securities	575	—
Gross deferred tax assets	$17,141	$16,496
Valuation allowance	(779)	(708)
Deferred tax asset, net of valuation allowance	$16,362	$15,788
Deferred income tax liabilities:
Property and equipment	2,408	1,910
Unrealized gains on investment securities	—	858
Goodwill	624	624
Other	719	701
Gross deferred tax liabilities	$3,751	$4,093
Net deferred tax assets	$12,611	$11,695

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2017 and 2036.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2016 and 2015, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized.  The increase in net operating loss carry-forward in 2016 compared to 2015 reflects the additional Iowa income tax net operating loss generated during 2016 less any expiring carry-forward.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance increased by $71,000 and $108,000 for the years ended December 31, 2016 and 2015, respectively.

The net change in the deferred income taxes for the years ended December 31, 2016, 2015 and 2014 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2016	2015	2014
	(Amounts In Thousands)
Consolidated statements of income	$(424)	$1,292	$71
Consolidated statements of stockholders' equity	1,340	465	1,262
	$916	$1,757	$1,333

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2016, 2015 and 2014 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2016		2015		2014
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
Expected tax expense	$16,082	35.0%	$14,310	35.0%	$13,336	35.0%
Tax-exempt interest	(1,715)	(3.7)	(1,776)	(4.3)	(1,788)	(4.7)
Interest expense limitation	96	0.2	97	0.2	96	0.3
State income taxes, net of federal income tax benefit	1,501	3.2	1,316	3.2	1,134	3.0
Income tax credits	(1,426)	(3.1)	(1,426)	(3.5)	(1,546)	(4.1)
Other	(144)	(0.3)	(52)	(0.1)	(103)	(0.3)
	$14,394	31.3%	$12,469	30.5%	$11,129	29.2%

Federal income tax expense for the years ended December 31, 2016, 2015 and 2014 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2016, 2015, 2014 and 2013, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2016, 2015, 2014 and 2013, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2016 and December 31, 2015.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2016, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2017.

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of capital. Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. Management believes that, as of December 31, 2016 and 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notifications from the Federal Reserve System categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the Bank's category.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual amounts and capital ratios as of December 31, 2016 and 2015, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2016:
Company:
Total risk-based capital	$357,440	16.17%	8.00%	10.00%
Tier 1 risk-based capital	330,910	14.97	6.00	8.00
Tier 1 common equity	330,910	14.97	4.50	6.50
Leverage ratio	330,910	12.63	4.00	5.00
Bank:
Total risk-based capital	357,895	16.20	8.00	10.00
Tier 1 risk-based capital	331,365	15.00	6.00	8.00
Tier 1 common equity	331,365	15.00	4.50	6.50
Leverage ratio	331,365	12.66	4.00	5.00

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2015:
Company:
Total risk-based capital	$334,899	15.82%	8.00%	10.00%
Tier 1 risk-based capital	308,432	14.57	6.00	8.00
Tier 1 common equity	308,432	14.57	4.50	6.50
Leverage ratio	308,432	12.53	4.00	5.00
Bank:
Total risk-based capital	335,010	15.83	8.00	10.00
Tier 1 risk-based capital	308,562	14.58	6.00	8.00
Tier 1 common equity	308,562	14.58	4.50	6.50
Leverage ratio	308,562	12.54	4.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8.00%, retained earnings of $154.64 million as of December 31, 2016 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $9.88 million and $12.64 million as of December 31, 2016 and 2015, respectively.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Amounts In Thousands)
Balance, beginning	$27,004	$19,246
Net increase due to change in related parties	137	—
Advances	18,845	24,523
Collections	(15,454)	(16,765)
Balance, ending	$30,532	$27,004

Deposits from these related parties totaled $6.89 million and $6.92 million as of December 31, 2016 and 2015, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2016 are as follows:

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$38,197	$38,197	$38,197	$—	$—
Investment securities	279,950	279,950	—	279,950	—
Loans held for sale	9,806	9,806	—	9,806	—
Loans
Agricultural	89,924	89,862	—	—	89,862
Commercial and financial	188,464	188,292	—	—	188,292
Real estate:
Construction, 1 to 4 family residential	56,841	56,715	—	—	56,715
Construction, land development and commercial	119,694	119,716	—	—	119,716
Mortgage, farmland	198,923	199,043	—	—	199,043
Mortgage, 1 to 4 family first liens	760,909	764,174	—	—	764,174
Mortgage, 1 to 4 family junior liens	124,283	129,339	—	—	129,339
Mortgage, multi-family	301,162	297,646	—	—	297,646
Mortgage, commercial	331,822	328,948	—	—	328,948
Loans to individuals	24,515	24,499	—	—	24,499
Obligations of state and political subdivisions	54,081	52,860	—	—	52,860
Accrued interest receivable	9,121	9,121	—	9,121	—
Total financial instrument assets	$2,587,692	$2,588,168	$38,197	$298,877	$2,251,094
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$348,505	$348,505	$—	$348,505	$—
Interest-bearing deposits	1,687,807	1,691,679	—	1,691,679	—
Other borrowings	33,489	33,489	—	33,489	—
Federal Home Loan Bank borrowings	235,000	231,232	—	231,232	—
Interest rate swaps	3,938	3,938	—	3,938	—
Accrued interest payable	984	984	—	984	—
Total financial instrument liabilities	$2,309,723	$2,309,827	$—	$2,309,827	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$388,666	$—	$—	$—	$—
Letters of credit	9,024	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$397,690	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2016.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$—	$27,482	$—	$27,482
State and political subdivisions	—	178,395	—	178,395
Other securities (FHLB, FHLMC and FNMA)	—	61,660	—	61,660
Derivative Financial Instruments
Interest rate swaps	—	(3,938)	—	(3,938)
Total	$—	$263,599	$—	$263,599

	December 31, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$—	$24,978	$—	$24,978
State and political subdivisions	—	173,929	—	173,929
Other securities (FHLB, FHLMC and FNMA)	—	65,328	—	65,328
Derivative Financial Instruments
Interest rate swaps	—	(4,180)	—	(4,180)
Total	$—	$260,055	$—	$260,055

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2016 and 2015.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2016 and 2015, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2016				Year Ended December 31, 2016
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$10,773	$10,773	$—
Commercial and financial	—	—	1,397	1,397	143
Real Estate:
Construction, 1 to 4 family residential	—	—	827	827	—
Construction, land development and commercial	—	—	85	85	—
Mortgage, farmland	—	—	7,077	7,077	—
Mortgage, 1 to 4 family first liens	—	—	5,424	5,424	756
Mortgage, 1 to 4 family junior liens	—	—	194	194	—
Mortgage, multi-family	—	—	244	244	—
Mortgage, commercial	—	—	1,541	1,541	65
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	75	75	20
Total	$—	$—	$27,637	$27,637	$984

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015				Year Ended December 31, 2015
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,470	$1,470	$116
Commercial and financial	—	—	1,178	1,178	56
Real Estate:
Construction, 1 to 4 family residential	—	—	482	482	161
Construction, land development and commercial	—	—	132	132	35
Mortgage, farmland	—	—	2,233	2,233	—
Mortgage, 1 to 4 family first liens	—	—	4,487	4,487	529
Mortgage, 1 to 4 family junior liens	—	—	286	286	166
Mortgage, multi-family	—	—	391	391	38
Mortgage, commercial	—	—	1,152	1,152	140
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	100	100	69
Total	$—	$—	$11,911	$11,911	$1,310

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2016 and 2015
(Amounts In Thousands)

ASSETS	2016	2015
Cash and cash equivalents at subsidiary bank	$543	$843
Investment in subsidiary bank	330,506	309,866
Other assets	1,630	1,553
Total assets	$332,679	$312,262
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$2,628	$2,525
Redeemable common stock held by ESOP	40,781	37,562
Stockholders' equity:
Capital stock	44,606	43,697
Retained earnings	319,982	294,487
Accumulated other comprehensive loss	(3,359)	(1,195)
Treasury stock at cost	(31,178)	(27,252)
	330,051	309,737
Less maximum cash obligation related to ESOP shares	40,781	37,562
Total stockholders' equity	289,270	272,175
Total liabilities and stockholders' equity	$332,679	$312,262

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2016, 2015 and 2014
(Amounts In Thousands)

	2016	2015	2014
Dividends received from subsidiary	$8,560	$7,364	$7,438
Other expenses	(570)	(713)	(637)
Income before income tax benefit and equity in undistributed income of subsidiary	7,990	6,651	6,801
Income tax benefit	292	338	254
	8,282	6,989	7,055
Equity in undistributed income of subsidiary	23,273	21,429	19,919
Net income	$31,555	$28,418	$26,974

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014
(Amounts In Thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$31,555	$28,418	$26,974
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(23,273)	(21,429)	(19,919)
Share-based compensation	29	29	29
Compensation expensed through issuance of common stock	1,332	1,153	1,045
Excess tax benefits related to share-based compensation	(70)	(8)	(60)
Forfeiture of common stock	(52)	(37)	(40)
Decrease in other assets	(8)	(27)	(63)
Increase in other liabilities	103	164	170
Net cash and cash equivalents provided by operating activities	9,616	8,263	8,136
Cash flows from financing activities:
Stock options exercised	—	—	101
Excess tax benefits related to share-based compensation	70	8	60
Purchase of treasury stock	(3,926)	(3,454)	(4,014)
Dividends paid	(6,060)	(5,855)	(5,420)
Net cash and cash equivalents used by financing activities	(9,916)	(9,301)	(9,273)
Decrease in cash and cash equivalents	(300)	(1,038)	(1,137)
Cash and cash equivalents:
Beginning of year	843	1,881	3,018
Ending of year	$543	$843	$1,881

Note 15.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $78.84 million.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2016 and 2015 is as follows:

	2016	2015
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$48,785	$44,376
Credit cards	45,738	41,518
Commercial, real estate and home construction	113,251	98,613
Commercial lines and real estate purchase loans	180,892	160,095
Outstanding letters of credit	9,024	11,718

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2016 and 2015, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2016 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2017	$453
2018	363
2019	90
2020	1
2021	—
Thereafter	—
$907

Rent expense was $0.36 million, $0.35 million and $0.32 million for the years ended December 31, 2016, 2015 and 2014, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2016
Interest income	$23,756	$24,056	$24,780	$25,085	$97,677
Interest expense	4,083	4,088	3,922	$3,994	16,087
Net interest income	$19,673	$19,968	$20,858	$21,091	$81,590
Provision for loan losses	549	(721)	(1,832)	841	(1,163)
Other income	4,873	4,868	5,314	4,940	19,995
Other expense	13,052	13,863	14,431	15,453	56,799
Income before income taxes	$10,945	$11,694	$13,573	$9,737	45,949
Income taxes	3,245	3,727	4,397	3,025	14,394
Net income	$7,700	$7,967	$9,176	$6,712	$31,555
Basic earnings per share	$0.83	$0.85	$0.99	$0.73	$3.40
Diluted earnings per share	0.83	0.85	0.99	0.73	3.40
2015
Interest income	$22,214	$23,027	$23,295	$23,631	$92,167
Interest expense	3,635	3,659	3,714	$3,959	14,967
Net interest income	$18,579	$19,368	$19,581	$19,672	$77,200
Provision for loan losses	(62)	517	(95)	1,295	1,655
Other income	4,990	5,506	5,218	5,088	20,802
Other expense	13,199	13,504	13,672	15,085	55,460
Income before income taxes	$10,432	$10,853	$11,222	$8,380	40,887
Income taxes	3,052	3,383	3,537	2,497	12,469
Net income	$7,380	$7,470	$7,685	$5,883	$28,418
Basic earnings per share	$0.79	$0.80	$0.82	$0.63	$3.04
Diluted earnings per share	0.79	0.80	0.82	0.63	3.04

Note 17.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $3.94 million of collateral as of December 31, 2016.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges:

The Bank executed two forward-starting interest rate swap transactions on November 7, 2013.  One of the interest rate swap transactions had an effective date of November 9, 2015, and an expiration date of November 9, 2020, effectively converting $25.00 million of variable rate debt to fixed rate debt.  The other interest rate swap transaction had an effective date of November 7, 2016 and an expiration date of November 7, 2023, effectively converting $25.00 million of variable rate debt to fixed rate debt.  For accounting purposes, these swap transactions are designated as a cash flow hedge of the changes in cash flows attributable to changes in three-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on an amount of the Bank’s debt principal equal to the then-outstanding swap notional amount.  At inception, the Bank asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow edges as of December 31, 2016 and 2015:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
December 31, 2016
Interest rate swap	$25,000	$(1,097)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,841)	Other Liabilities	11/7/2023

December 31, 2015
Interest rate swap	$25,000	$(1,501)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,679)	Other Liabilities	11/7/2023

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the year ended December 31, 2016 and 2015:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
December 31, 2016
Interest rate swap	$250	Interest Expense	$—	Other Income	$—
Interest rate swap	(101)	Interest Expense	—	Other Income	—

December 31, 2015
Interest rate swap	$(394)	Interest Expense	$—	Other Income	$—
Interest rate swap	(461)	Interest Expense	—	Other Income	—

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.	Subsequent Events

On November 30, 2016 the Company offered stockholders the opportunity to participate in the Hills Bancorporation Dividend Reinvestment and Stock Purchase Plan (the "DRIP") offering up to 100,000 shares of common stock for purchase. The purpose of the DRIP plan is to provide holders of the Company's common stock with a simple and convenient method of investing cash dividends in additional shares of common stock of the Company without having to incur brokerage commissions or other related expenses. Key features of the plan allow stockholders to enroll in the plan for free, buy common shares through the plan without brokerage fees or commission, automatically reinvest any cash dividends in whole or fractional shares, and acquire additional shares with optional cash purchases. As of January 13, 2017, 78,370.16 shares have been purchased through the DRIP plan for a total of $3.76 million in additional common stock outstanding.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2016.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2016.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

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

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” "Information Concerning Directors other than Nominees," "Corporate Governance and Board of Directors," and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 17, 2017 for the Annual Meeting of Stockholders on April 17, 2017.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Shari DeMaris
Treasurer
Hills Bancorporation
131 Main Street
Hills, Iowa  52235

The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	64	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Shari J. DeMaris	47	Ms. DeMaris has held the position of Secretary, Treasurer and Principal Financial Officer since 2012.

Bank
Timothy D. Finer	55	Mr. Finer has held the position of Senior Vice President, Director of Real Estate Lending since 2005.

Steven R. Ropp	56	Mr. Ropp has held the position of Senior Vice President, Director of Commercial Banking since 2008.

Bradford C. Zuber	60	Mr. Zuber has held the position of Senior Vice President, Director of Trust Services since 1987.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors,” "Schedule of Director Fees," "Director Compensation Table," and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 17, 2017 for the Annual Meeting of Stockholders on April 17, 2017. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” in the Company’s Definitive Proxy Statement dated March 17, 2017 for the Annual Meeting of Stockholders on April 17, 2017.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2016, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,380	$29.92	83,201
Equity compensation plans not approved by security holders	—	—	—
Total	19,380	$29.92	83,201

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 17, 2017 for the Annual Meeting of Stockholders on April 17, 2017. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 17, 2017 for the Annual Meeting of Shareholders on April 17, 2017, under the heading “Audit Committee,” which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Page 49-50

		Consolidated balance sheets as of December 31, 2016 and 2015	Page 51

		Consolidated statements of income for the years ended December 31, 2016, 2015, and 2014	Page 52

		Consolidated statements of comprehensive income for the years ended December 31, 2016, 2015 and 2014	Page 53

		Consolidated statements of stockholders' equity for the years ended December 31, 2016, 2015 and 2014	Page 54

		Consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014	Page 55

		Notes to consolidated financial statements	Page 57

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation filed as Exhibit 3.1 in Form 10-K for the year ended December 31, 2014 is incorporated by reference

	3.2	Amended and Restated ByLaws filed as Exhibit 3.2 in Form 10-K for the year ended December 31, 2014 is incorporated by reference.

	10.2	1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.3	2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

	11	Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant is attached on Page 108.

23.1	Consent of Independent Registered Public Accounting Firm is attached on Page 109. BKD LLP

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 110-111.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 112.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DED	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date:	March 3, 2017	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	March 3, 2017	By: /s/Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date:	March 3, 2017	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 3, 2017	By: /s/Thomas J. Gill
Thomas J. Gill, Director

Date:	March 3, 2017	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 3, 2017	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 3, 2017	By: /s/James A. Nowak
James A. Nowak, Director

Date:	March 3, 2017	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date:	March 3, 2017	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 3, 2017	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 3, 2017	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date:	March 3, 2017	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2016

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2016 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share
	(Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant	108

23.1	Consent of Independent Registered Public Accounting Firm, BKD LLP	109

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	110

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	111

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	112