Form 10-Q
period 2017-03-31
HILLS BANCORPORATION
filed 2017-05-03
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No

Index

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	April 30, 2017

Common Stock, no par value	9,338,187

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$151,273	$38,197
Investment securities available for sale at fair value (amortized cost March 31, 2017 $273,538; December 31, 2016 $269,039)	273,409	267,537
Stock of Federal Home Loan Bank	12,607	12,413
Loans held for sale	1,656	9,806
Loans, net of allowance for loan losses (March 31, 2017 $26,450; December 31, 2016 $26,530)	2,281,541	2,251,445
Property and equipment, net	38,335	37,859
Tax credit real estate investment	10,539	10,563
Accrued interest receivable	10,286	9,121
Deferred income taxes, net	12,056	12,611
Other real estate	218	237
Goodwill	2,500	2,500
Other assets	2,632	3,481
Total Assets	$2,797,052	$2,655,770

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$339,867	$348,505
Interest-bearing deposits	1,833,465	1,687,807
Total deposits	$2,173,332	$2,036,312
Other borrowings	28,086	33,489
Federal Home Loan Bank borrowings	235,000	235,000
Accrued interest payable	940	984
Other liabilities	22,586	19,934
Total Liabilities	$2,459,944	$2,325,719

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$43,341	$40,781

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued March 31, 2017 10,310,582 shares; December 31, 2016 10,227,178 shares	$—	$—
Paid in capital	48,676	44,606
Retained earnings	322,371	319,982
Accumulated other comprehensive loss	(2,296)	(3,359)
Treasury stock at cost (March 31, 2017 972,297 shares; December 31, 2016 962,951 shares)	(31,643)	(31,178)
Total Stockholders' Equity	$337,108	$330,051
Less maximum cash obligation related to ESOP shares	43,341	40,781
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$293,767	$289,270
Total Liabilities & Stockholders' Equity	$2,797,052	$2,655,770

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans, including fees	$23,890	$22,528
Investment securities:
Taxable	393	356
Nontaxable	833	828
Federal funds sold	64	44
Total interest income	$25,180	$23,756
Interest expense:
Deposits	$2,128	$1,921
Short-term borrowings	22	30
FHLB borrowings	1,833	2,132
Total interest expense	$3,983	$4,083
Net interest income	$21,197	$19,673
Provision for loan losses	(814)	549
Net interest income after provision for loan losses	$22,011	$19,124
Noninterest income:
Net gain on sale of loans	$316	$289
Trust fees	1,879	1,728
Service charges and fees	2,132	2,055
Net gain on sale of other real estate owned and other repossessed assets	34	34
Other noninterest income	880	767
	$5,241	$4,873

Noninterest expenses:
Salaries and employee benefits	$7,980	$6,984
Occupancy	1,042	1,001
Furniture and equipment	1,429	1,404
Office supplies and postage	461	401
Advertising and business development	790	786
Outside services	2,008	1,776
FDIC insurance assessment	207	303
Other noninterest expense	494	397
	$14,411	$13,052
Income before income taxes	$12,841	$10,945
Income taxes	3,967	3,245
Net income	$8,874	$7,700

Earnings per share:
Basic	$0.95	$0.83
Diluted	$0.95	$0.83

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$8,874	$7,700

Other comprehensive income (loss)
Securities:
Net change in unrealized loss on securities available for sale	$1,373	$1,018
Reclassification adjustment for net gains realized in net income	—	—
Income taxes	(526)	(390)
Other comprehensive income on securities available for sale	$847	$628
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	$349	$(1,753)
Income taxes	(133)	670
Other comprehensive income (loss) on cash flow hedges	$216	$(1,083)

Other comprehensive income (loss), net of tax	$1,063	$(455)

Comprehensive income	$9,937	$7,245

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2015	$43,697	$294,487	$(1,195)	$—	$(27,252)	$(37,562)	$272,175
Issuance of 1,626 shares of common stock	73	—	—	—	—	—	73
Issuance of 1,234 shares of common stock under the employee stock purchase plan	54	—	—	—	—	—	54
Unearned restricted stock compensation	56	—	—	—	—	—	56
Share-based compensation	7	—	—	—	—	—	7
Income tax benefit related to share-based compensation	2	—	—	—	—	—	2
Change related to ESOP shares	—	—	—	—	—	(426)	(426)
Net income	—	7,700	—	—	—	—	7,700
Cash dividends ($0.65 per share)	—	(6,060)	—	—	—	—	(6,060)
Purchase of 35,252 shares of common stock	—	—	—	—	(1,579)	—	(1,579)
Other comprehensive loss	—	—	(455)	—	—	—	(455)
Balance, March 31, 2016	$43,889	$296,127	$(1,650)	$—	$(28,831)	$(37,988)	$271,547

Balance, December 31, 2016	$44,606	$319,982	$(3,359)	$—	$(31,178)	$(40,781)	$289,270
Issuance of 84,638 shares of common stock	3,966	—	—	—	—	—	3,966
Unearned restricted stock compensation	96	—	—	—	—	—	96
Forfeiture of 1,234 shares of common stock	(48)	—	—	—	—	—	(48)
Share-based compensation	12	—	—	—	—	—	12
Income tax benefit related to share-based compensation	44	—	—	—	—	—	44
Change related to ESOP shares	—	—	—	—	—	(2,560)	(2,560)
Net income	—	8,874	—	—	—	—	8,874
Cash dividends ($0.70 per share)	—	(6,485)	—	—	—	—	(6,485)
Purchase of 9,346 shares of common stock	—	—	—	—	(465)	—	(465)
Other comprehensive income	—	—	1,063	—	—	—	1,063
Balance, March 31, 2017	$48,676	$322,371	$(2,296)	$—	$(31,643)	$(43,341)	$293,767

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$8,874	$7,700
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	757	727
Provision for loan losses	(814)	549
Share-based compensation	12	7
Forfeiture of common stock	(48)	—
Compensation expensed through issuance of common stock	85	127
Excess tax benefits from share-based compensation	(44)	(2)
Provision for deferred income taxes	(104)	(481)
Net gain on sale of other real estate owned and other repossessed assets	(34)	(34)
Increase in accrued interest receivable	(1,165)	(1,348)
Amortization of premium on investment securities, net	151	148
Decrease in other assets	1,241	739
Increase in accrued interest payable and other liabilities	2,704	1,567
Loans originated for sale	(23,735)	(32,243)
Proceeds on sales of loans	32,201	33,515
Net gain on sales of loans	(316)	(289)
Net cash and cash equivalents provided by operating activities	$19,765	$10,682

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$8,206	$11,031
Purchases of investment securities available for sale	(13,049)	(10,627)
Loans made to customers, net of collections	(29,401)	(8,995)
Proceeds on sale of other real estate owned and other repossessed assets	172	133
Purchases of property and equipment	(1,233)	(1,619)
Income from tax credit real estate, net	24	68
Net cash and cash equivalents used in investing activities	$(35,281)	$(10,009)

Cash Flows from Financing Activities
Net increase in deposits	$137,020	$88,879
Net (decrease) increase in other borrowings	(5,403)	1,330
Net increase in FHLB borrowings	—	15,000
Issuance of common stock, net of costs	3,762	—
Stock options exercised	119	—
Excess tax benefits related to share-based compensation	44	2
Purchase of treasury stock	(465)	(1,579)
Dividends paid	(6,485)	(6,060)
Net cash and cash equivalents provided by financing activities	$128,592	$97,572

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2017	2016
Increase in cash and cash equivalents	$113,076	$98,245
Cash and cash equivalents:
Beginning of period	38,197	35,427
End of period	$151,273	$133,672

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$2,172	$1,929
Interest paid on other obligations	1,855	2,162
Income taxes paid	—	342

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$2,560	$426
Transfers to other real estate owned	95	—
Sale and financing of other real estate owned	214	135

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

Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2016 filed with the Securities Exchange Commission on March 3, 2017.  The consolidated balance sheet as of December 31, 2016, has been derived from the audited consolidated financial statements for that period.

The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards:

In May 2014, The FASB and International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For financial institutions, significant changes are not expected given that most financial instruments are not in the scope of the accounting standard update. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 deferring the effective date for annual periods and interim periods within those annual periods after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating its noninterest income streams and how they might be impacted by the new guidance. The adoption of ASU 2014-09 by the Company is not expected to have a material impact.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2016-09 for the period ending March 31, 2017. There was no material impact on the financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivable - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for certain callable debt securities held at a premium. The premium will be amortized to the earliest call date. For public companies, ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2017-08 for the period ending March 31, 2017. There was no material impact on the financial statements.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2017	2016
Common shares outstanding at the beginning of the period	9,264,227	9,322,054
Weighted average number of net shares issued (redeemed)	61,124	(14,370)
Weighted average shares outstanding (basic)	9,325,351	9,307,684
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	6,190	6,130
Weighted average number of shares (diluted)	9,331,541	9,313,814
Net income (In thousands)	$8,874	$7,700
Earnings per share:
Basic	$0.95	$0.83
Diluted	$0.95	$0.83

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(129)	$(1,502)
Net unrealized loss on derivatives used for cash flow hedges	(3,589)	(3,938)
Tax effect	$1,422	$2,081
Net-of-tax amount	$(2,296)	$(3,359)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at March 31, 2017 and December 31, 2016 are summarized in the following table (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$32,389	11.85%	$27,482	10.27%
Other securities (FHLB, FHLMC and FNMA)	57,744	21.12	61,660	23.05
State and political subdivisions	183,276	67.03	178,395	66.68
Total securities available for sale	$273,409	100.00%	$267,537	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2017 or December 31, 2016. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of March 31, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2017:
U.S. Treasury	$32,320	$80	$(11)	$32,389
Other securities (FHLB, FHLMC and FNMA)	58,029	45	(330)	57,744
State and political subdivisions	183,189	1,020	(933)	183,276
Total	$273,538	$1,145	$(1,274)	$273,409
December 31, 2016:
U.S. Treasury	$27,418	$82	$(18)	$27,482
Other securities (FHLB, FHLMC and FNMA)	62,047	65	(452)	61,660
State and political subdivisions	179,574	626	(1,805)	178,395
Total	$269,039	$773	$(2,275)	$267,537

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2017, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$54,197	$54,263
Due after one year through five years	144,824	145,067
Due after five years through ten years	73,442	73,007
Due over ten years	1,075	1,072
Total	$273,538	$273,409

As of March 31, 2017 investment securities with a carrying value of $45.51 million were pledged to collateralize repurchase agreements, derivative financial instruments, and other borrowings.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2017 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	2	$4,937	$(11)	0.22%	—	$—	$—	—%	2	$4,937	$(11)	0.22%

Other securities (FHLB, FHLMC and FNMA)	12	29,741	(330)	1.11	—	—	—	—	12	29,741	(330)	1.11

State and political subdivisions	237	57,946	(904)	1.56	11	1,500	(29)	1.93	248	59,446	(933)	1.57

Total temporarily impaired securities	251	$92,624	$(1,245)	1.34%	11	$1,500	$(29)	1.93%	262	$94,124	$(1,274)	1.35%

	Less than 12 months				12 months or more				Total
December 31, 2016 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	2	$4,957	$(18)	0.36%	—	$—	$—	—%	2	$4,957	$(18)	0.36%

Other securities (FHLB, FHLMC and FNMA)	14	34,648	(452)	1.30	—	—	—	—	14	34,648	(452)	1.30

State and political subdivisions	365	87,841	(1,762)	2.01	11	1,486	(43)	2.89	376	89,327	(1,805)	2.02

Total temporarily impaired securities	381	$127,446	$(2,232)	1.75%	11	$1,486	$(43)	2.89%	392	$128,932	$(2,275)	1.76%

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	March 31, 2017	December 31, 2016
	(Amounts In Thousands)
Agricultural	$87,934	$92,871
Commercial and financial	199,702	192,995
Real estate:
Construction, 1 to 4 family residential	63,784	57,864
Construction, land development and commercial	125,144	121,561
Mortgage, farmland	205,334	202,340
Mortgage, 1 to 4 family first liens	780,407	767,469
Mortgage, 1 to 4 family junior liens	127,721	125,400
Mortgage, multi-family	303,653	302,831
Mortgage, commercial	334,067	334,198
Loans to individuals	24,710	25,157
Obligations of state and political subdivisions	54,709	54,462
	$2,307,165	$2,277,148
Net unamortized fees and costs	826	827
	$2,307,991	$2,277,975
Less allowance for loan losses	26,450	26,530
	$2,281,541	$2,251,445

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three months ended March 31, 2017 were as follows:

	Three Months Ended March 31, 2017
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Charge-offs	—	(220)	—	—	(145)	—	(188)	(553)
Recoveries	38	454	381	—	133	180	101	1,287
Provision	(480)	(866)	(177)	90	507	133	(21)	(814)

Ending balance	$2,505	$3,899	$3,094	$3,507	$8,172	$4,358	$915	$26,450

Ending balance, individually evaluated for impairment	$587	$144	$72	$345	$62	$15	$36	$1,261

Ending balance, collectively evaluated for impairment	$1,918	$3,755	$3,022	$3,162	$8,110	$4,343	$879	$25,189

Loans:

Ending balance	$87,934	$199,702	$188,928	$205,334	$908,128	$637,720	$79,419	$2,307,165

Ending balance, individually evaluated for impairment	$11,388	$1,787	$671	$8,502	$5,521	$2,034	$36	$29,939

Ending balance, collectively evaluated for impairment	$76,546	$197,915	$188,257	$196,832	$902,607	$635,686	$79,383	$2,277,226

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three months ended March 31, 2016 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of March 31, 2017 and December 31, 2016, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
March 31, 2017
Grade:
Excellent	$3,256	$9,520	$—	$635
Good	14,292	38,506	5,753	22,777
Satisfactory	37,290	115,447	45,876	51,858
Monitor	15,562	25,704	9,256	45,207
Special Mention	4,372	6,328	1,311	4,215
Substandard	13,162	4,197	1,588	452
Total	$87,934	$199,702	$63,784	$125,144

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
March 31, 2017
Grade:
Excellent	$2,829	$1,183	$130	$5,882
Good	49,476	15,354	3,342	72,006
Satisfactory	104,287	659,704	115,372	182,985
Monitor	36,334	68,035	4,891	38,867
Special Mention	3,136	12,523	1,506	3,611
Substandard	9,272	23,608	2,480	302
Total	$205,334	$780,407	$127,721	$303,653

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
March 31, 2017
Grade:
Excellent	$15,424	$—	$—	$38,859
Good	89,922	97	34,395	345,920
Satisfactory	186,099	23,903	17,160	1,539,981
Monitor	34,981	340	3,154	282,331
Special Mention	3,925	193	—	41,120
Substandard	3,716	177	—	58,954
Total	$334,067	$24,710	$54,709	$2,307,165

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
December 31, 2016
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
December 31, 2016
Grade:
Excellent	$2,916	$1,196	$65	$5,970
Good	47,569	15,725	3,002	71,822
Satisfactory	105,971	647,191	113,433	180,651
Monitor	29,778	66,164	4,877	40,444
Special Mention	7,004	12,914	1,566	3,636
Substandard	9,102	24,279	2,457	308
Total	$202,340	$767,469	$125,400	$302,831

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
December 31, 2016
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of March 31, 2017 and December 31, 2016 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2017
Agricultural	$293	$—	$81	$374	$87,560	$87,934	$—
Commercial and financial	1,350	547	120	2,017	197,685	199,702	—
Real estate:
Construction, 1 to 4 family residential	1,411	—	—	1,411	62,373	63,784	—
Construction, land development and commercial	679	—	60	739	124,405	125,144	60
Mortgage, farmland	586	—	—	586	204,748	205,334	—
Mortgage, 1 to 4 family first liens	3,761	694	1,680	6,135	774,272	780,407	221
Mortgage, 1 to 4 family junior liens	132	21	136	289	127,432	127,721	—
Mortgage, multi-family	4,354	—	40	4,394	299,259	303,653	—
Mortgage, commercial	694	16	163	873	333,194	334,067	—
Loans to individuals	97	9	—	106	24,604	24,710	—
Obligations of state and political subdivisions	—	—	—	—	54,709	54,709	—
	$13,357	$1,287	$2,280	$16,924	$2,290,241	$2,307,165	$281

December 31, 2016
Agricultural	$56	$—	$302	$358	$92,513	$92,871	$—
Commercial and financial	24	121	718	863	192,132	192,995	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	57,864	57,864	—
Construction, land development and commercial	—	231	85	316	$121,245	121,561	—
Mortgage, farmland	319	—	—	319	202,021	202,340	—
Mortgage, 1 to 4 family first liens	5,649	978	1,943	8,570	$758,899	767,469	192
Mortgage, 1 to 4 family junior liens	330	51	579	960	124,440	125,400	443
Mortgage, multi-family	—	—	40	40	$302,791	302,831	—
Mortgage, commercial	371	—	207	578	333,620	334,198	—
Loans to individuals	203	32	—	235	$24,922	25,157	—
Obligations of state and political subdivisions	—	—	—	—	54,462	54,462	—
	$6,952	$1,413	$3,874	$12,239	$2,264,909	$2,277,148	$635

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at March 31, 2017 and December 31, 2016, was as follows:

	March 31, 2017			December 31, 2016
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,528	$—	$7,212	$1,741	$—	$91
Commercial and financial	1,278	—	509	1,354	—	1,057
Real estate:
Construction, 1 to 4 family residential	—	—	265	—	—	265
Construction, land development and commercial	—	60	346	85	—	118
Mortgage, farmland	1,410	—	1,662	1,205	—	1,389
Mortgage, 1 to 4 family first liens	3,921	221	1,362	4,097	192	1,375
Mortgage, 1 to 4 family junior liens	149	—	26	136	443	26
Mortgage, multi-family	239	—	—	243	—	—
Mortgage, commercial	719	—	1,075	1,077	—	1,087
	$9,244	$281	$12,457	$9,938	$635	$5,408

(1)	There were $4.17 million and $4.23 million of TDR loans included within nonaccrual loans as of March 31, 2017 and December 31, 2016, respectively.

Loans 90 days or more past due that are still accruing interest decreased $0.35 million from December 31, 2016 to March 31, 2017 due to a decrease in the number of loans past due greater than 90 days. As of March 31, 2017 there were 3 accruing loans past due 90 days or more. The average accruing loans past due as of March 31, 2017 are $0.09 million. There were 6 accruing loans past due 90 days or more as of December 31, 2016 and the average loan balance was $0.11 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	7	$8,596	$143	4	$1,460	$167
Commercial and financial	11	1,426	551	14	2,053	117
Real estate:
Construction, 1 to 4 family residential	3	265	119	3	265	1,225
Construction, land development and commercial	2	346	6	1	118	107
Mortgage, farmland	8	3,073	—	7	2,594	—
Mortgage, 1 to 4 family first liens	12	1,454	—	12	1,471	—
Mortgage, 1 to 4 family junior liens	1	26	16	1	26	65
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	8	1,440	—	10	1,650	—
Loans to individuals	—	—	—	—	—	—
	52	$16,626	$835	52	$9,637	$1,681

The following is a summary of TDR loans that were modified during the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	3	$8,783	$8,783
Commercial and financial	—	—	—
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	1	231	231
Mortgage, farmland	2	598	598
Mortgage, 1 to 4 family first lien	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	—	—	—
	6	$9,612	$9,612

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.84 million in additional borrowings to restructured loan customers as of March 31, 2017.  The Company had commitments to lend $1.68 million in additional borrowings to restructured loan customers as of December 31, 2016.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended March 31, 2017 and year ended December 31, 2016.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three months ended March 31, 2017 is as follows:

	March 31, 2017			Three Months Ended March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,528	$1,748	$—	$1,524	$—
Commercial and financial	1,531	2,163	—	1,555	5
Real estate:
Construction, 1 to 4 family residential	117	151	—	117	1
Construction, land development and commercial	117	167	—	118	1
Mortgage, farmland	2,753	3,062	—	2,636	16
Mortgage, 1 to 4 family first liens	4,682	5,796	—	4,726	13
Mortgage, 1 to 4 family junior liens	149	645	—	151	—
Mortgage, multi-family	239	361	—	241	—
Mortgage, commercial	1,700	2,283	—	1,722	11
Loans to individuals	—	18	—	—	—
	$12,816	$16,394	$—	$12,790	$47

With an allowance recorded:
Agricultural	$9,860	$9,860	$587	$9,967	$111
Commercial and financial	256	275	144	272	1
Real estate:
Construction, 1 to 4 family residential	289	289	32	290	3
Construction, land development and commercial	148	148	40	148	2
Mortgage, farmland	5,749	5,749	345	5,751	61
Mortgage, 1 to 4 family first liens	664	703	59	684	4
Mortgage, 1 to 4 family junior liens	26	26	3	26	1
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	95	97	15	97	1
Loans to individuals	36	36	36	33	1
	$17,123	$17,183	$1,261	$17,268	$185

Total:
Agricultural	$11,388	$11,608	$587	$11,491	$111
Commercial and financial	1,787	2,438	144	1,827	6
Real estate:
Construction, 1 to 4 family residential	406	440	32	407	4
Construction, land development and commercial	265	315	40	266	3
Mortgage, farmland	8,502	8,811	345	8,387	77
Mortgage, 1 to 4 family first liens	5,346	6,499	59	5,410	17
Mortgage, 1 to 4 family junior liens	175	671	3	177	1
Mortgage, multi-family	239	361	—	241	—
Mortgage, commercial	1,795	2,380	15	1,819	12
Loans to individuals	36	54	36	33	1
	$29,939	$33,577	$1,261	$30,058	$232

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of December 31, 2016 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$800	$971	$—
Commercial and financial	1,540	2,175	—
Real estate:
Construction, 1 to 4 family residential	117	151	—
Construction, land development and commercial	204	290	—
Mortgage, farmland	2,594	2,887	—
Mortgage, 1 to 4 family first liens	5,011	6,137	—
Mortgage, 1 to 4 family junior liens	153	646	—
Mortgage, multi-family	243	362	—
Mortgage, commercial	1,901	2,727	—
Loans to individuals	—	19	—
	$12,563	$16,365	$—

With an allowance recorded:
Agricultural	$10,920	$10,978	$856
Commercial and financial	937	955	718
Real estate:
Construction, 1 to 4 family residential	815	815	105
Construction, land development and commercial	—	—	—
Mortgage, farmland	5,434	5,434	390
Mortgage, 1 to 4 family first liens	1,266	1,374	79
Mortgage, 1 to 4 family junior liens	612	667	11
Mortgage, multi-family	—	—	—
Mortgage, commercial	967	1,004	34
Loans to individuals	150	150	150
	$21,101	$21,377	$2,343

Total:
Agricultural	$11,720	$11,949	$856
Commercial and financial	2,477	3,130	718
Real estate:
Construction, 1 to 4 family residential	932	966	105
Construction, land development and commercial	204	290	—
Mortgage, farmland	8,028	8,321	390
Mortgage, 1 to 4 family first liens	6,277	7,511	79
Mortgage, 1 to 4 family junior liens	765	1,313	11
Mortgage, multi-family	243	362	—
Mortgage, commercial	2,868	3,731	34
Loans to individuals	150	169	150
	$33,664	$37,742	$2,343

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans decreased $3.73 million from December 31, 2016 to March 31, 2017.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.30% of loans held for investment as of March 31, 2017 and 1.48% as of December 31, 2016.  The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $0.70 million, a decrease of $9.45 million in relationships with a specific allowance for losses, and is offset by an increase in TDR loans of $7.05 million from December 31, 2016 to March 31, 2017.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2017 are as follows:

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$151,273	$151,273	$151,273	$—	$—
Investment securities	286,016	286,016	—	286,016	—
Loans held for sale	1,656	1,656	—	1,656	—
Loans
Agricultural	85,429	85,394	—	—	85,394
Commercial and financial	195,803	195,651	—	—	195,651
Real estate:
Construction, 1 to 4 family residential	62,689	62,706	—	—	62,706
Construction, land development and commercial	123,145	123,029	—	—	123,029
Mortgage, farmland	201,827	201,988	—	—	201,988
Mortgage, 1 to 4 family first liens	773,417	767,495	—	—	767,495
Mortgage, 1 to 4 family junior liens	126,539	131,430	—	—	131,430
Mortgage, multi-family	301,827	298,276	—	—	298,276
Mortgage, commercial	331,535	328,530	—	—	328,530
Loans to individuals	24,205	24,188	—	—	24,188
Obligations of state and political subdivisions	54,299	53,115	—	—	53,115
Accrued interest receivable	10,286	10,286	—	10,286	—
Total financial instrument assets	$2,729,946	$2,721,033	$151,273	$297,958	$2,271,802
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$339,867	$339,867	$—	$339,867	$—
Interest-bearing deposits	1,833,465	1,837,543	—	1,837,543	—
Other borrowings	28,086	28,086	—	28,086	—
Federal Home Loan Bank borrowings	235,000	228,318	—	228,318	—
Interest rate swaps	3,589	3,589	—	3,589	—
Accrued interest payable	940	940	—	940	—
Total financial instrument liabilities	$2,440,947	$2,438,343	$—	$2,438,343	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$432,943	$—	$—	$—	$—
Letters of credit	8,885	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$441,828	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2016 are as follows:

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$38,197	$38,197	$38,197	$—	$—
Investment securities	279,950	279,950	—	279,950	—
Loans held for sale	9,806	9,806	—	9,806	—
Loans
Agricultural	89,924	89,862	—	—	89,862
Commercial and financial	188,464	188,292	—	—	188,292
Real estate:
Construction, 1 to 4 family residential	56,841	56,715	—	—	56,715
Construction, land development and commercial	119,694	119,716	—	—	119,716
Mortgage, farmland	198,923	199,043	—	—	199,043
Mortgage, 1 to 4 family first liens	760,909	764,174	—	—	764,174
Mortgage, 1 to 4 family junior liens	124,283	129,339	—	—	129,339
Mortgage, multi-family	301,162	297,646	—	—	297,646
Mortgage, commercial	331,822	328,948	—	—	328,948
Loans to individuals	24,515	24,499	—	—	24,499
Obligations of state and political subdivisions	54,081	52,860	—	—	52,860
Accrued interest receivable	9,121	9,121	—	9,121	—
Total financial instrument assets	$2,587,692	$2,588,168	$38,197	$298,877	$2,251,094
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$348,505	$348,505	$—	$348,505	$—
Interest-bearing deposits	1,687,807	1,691,679	—	1,691,679	—
Other borrowings	33,489	33,489	—	33,489	—
Federal Home Loan Bank borrowings	235,000	231,232	—	231,232	—
Interest rate swaps	3,938	3,938		3,938
Accrued interest payable	984	984	—	984	—
Total financial instrument liabilities	$2,309,723	$2,309,827	$—	$2,309,827	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$388,666	$—	$—	$—	$—
Letters of credit	9,024	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$397,690	$—	$—	$—	$—

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2017.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$32,389	$—	$32,389
State and political subdivisions	—	57,744	—	57,744
Other securities (FHLB, FHLMC and FNMA)	—	183,276	—	183,276
Derivative Financial Instruments
Interest rate swaps	$—	(3,589)	$—	(3,589)
Total	$—	$269,820	$—	$269,820

	December 31, 2016
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$27,482	$—	$27,482
State and political subdivisions	—	178,395	—	178,395
Other securities (FHLB, FHLMC and FNMA)	—	61,660	—	61,660
Derivative Financial Instruments
Interest rate swaps	—	(3,938)	—	(3,938)
Total	$—	$263,599	$—	$263,599

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2017 and the year ended December 31, 2016.

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

	March 31, 2017				Three Months Ended March 31, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$10,714	$10,714	$—
Commercial and financial	—	—	1,383	1,383	—
Real Estate:
Construction, 1 to 4 family residential	—	—	224	224	—
Construction, land development and commercial	—	—	197	197	—
Mortgage, farmland	—	—	7,624	7,624	—
Mortgage, 1 to 4 family first liens	—	—	4,968	4,968	42
Mortgage, 1 to 4 family junior liens	—	—	145	145	17
Mortgage, multi-family	—	—	239	239	—
Mortgage, commercial	—	—	1,195	1,195	—
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$26,689	$26,689	$59

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2018.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 972,297 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2017.  Of these 972,297 shares, 9,346 shares were purchased during the quarter ended March 31, 2017, at an average price per share of $49.78.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $79.54 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$51,362	$48,785
Credit cards	47,168	45,738
Commercial, real estate and home construction	147,200	113,251
Commercial lines and real estate purchase loans	187,213	180,892
Outstanding letters of credit	8,885	9,024

Note 9.	Income Taxes

Federal income tax expense for the three months ended March 31, 2017 and 2016 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2016, 2015, and 2014 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2016, 2015, and 2014 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2017  and December 31, 2016 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2017, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2018. Income taxes as a percentage of income before taxes were 30.89% for the three months ended March 31, 2017 and 29.65% for the same period in 2016.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $3.59 million of collateral as of March 31, 2017.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of March 31, 2017 and December 31, 2016:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
March 31, 2017
Interest rate swap	$25,000	$(948)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,641)	Other Liabilities	11/7/2023

December 31, 2016
Interest rate swap	$25,000	$(1,097)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,841)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges as of March 31, 2017 and December 31, 2016:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
March 31, 2017
Interest rate swap	$92	Interest Expense	$—	Other Income	$—
Interest rate swap	124	Interest Expense	—	Other Income	—

December 31, 2016
Interest rate swap	$250	Interest Expense	$—	Other Income	$—
Interest rate swap	(101)	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of March 31, 2017 and December 31, 2016 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At March 31, 2017, the Bank has nineteen full-service locations.

Net income for the three month period ended March 31, 2017 was $8.87 million compared to $7.70 million for the same three months of 2016, an increase of 15.25%.  The $1.17 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first three months of 2017 are an increase in net interest income of $1.52 million, an increase in noninterest income of $0.37 million, and a decrease in provision for loan losses of $1.36 million. These changes were offset by an increase in income tax expense of $0.72 million and an increase in noninterest expenses of $1.36 million.

The Company achieved a return on average assets of 1.27% and a return on average equity of 11.58% for the twelve months ended March 31, 2017, compared to the twelve months ended March 31, 2016, which were 1.19% and 11.19%, respectively.  Dividends of $0.70 per share were paid in January 2017 to 2,390 shareholders.  The 2016 dividend was $0.65 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.45% for the three months ended March 31, 2017 compared to 3.40% for the same three months of 2016.  Average earning assets were $2.571 billion year to date in 2017 and $2.406 billion in 2016.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of March 31, 2017 for the Company included the following:

•	Total assets were $2.797 billion, an increase of $141.28 million since December 31, 2016.

•
Cash and cash equivalents were $151.27 million, an increase of $113.08 million since December 31, 2016. Cash and cash equivalents growth included approximately $77.00 million of temporary public funds.

•	Net loans were $2.283 billion, an increase of $21.95 million since December 31, 2016. Loans held for sale decreased $8.15 million since December 31, 2016.

•	Deposits increased $137.02 million since December 31, 2016. Deposit growth included approximately $77.00 million in temporary tax deposits.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

Loan demand has been increasing and is expected to remain steady throughout the year ending December 31, 2017 and into 2018.  As indicated in the table below, growth in the construction and mortgage 1 to 4 family first and junior liens loans have been primarily responsible for the increase in total loans.

The following table sets forth the composition of the loan portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$87,934	3.81%	$92,871	4.08%
Commercial and financial	199,702	8.66	192,995	8.47
Real estate:
Construction, 1 to 4 family residential	63,784	2.76	57,864	2.54
Construction, land development and commercial	125,144	5.42	121,561	5.34
Mortgage, farmland	205,334	8.90	202,340	8.89
Mortgage, 1 to 4 family first liens	780,407	33.83	767,469	33.70
Mortgage, 1 to 4 family junior liens	127,721	5.54	125,400	5.51
Mortgage, multi-family	303,653	13.16	302,831	13.30
Mortgage, commercial	334,067	14.48	334,198	14.68
Loans to individuals	24,710	1.07	25,157	1.10
Obligations of state and political subdivisions	54,709	2.37	54,462	2.39
	$2,307,165	100.00%	$2,277,148	100.00%
Net unamortized fees and costs	826		827
	$2,307,991		$2,277,975
Less allowance for loan losses	26,450		26,530
	$2,281,541		$2,251,445

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,505	9.47%	3.81%	$2,947	11.11%	4.08%
Commercial and financial	3,899	14.74	8.66	4,531	17.08	8.47
Real estate:
Construction, 1 to 4 family residential	1,095	4.14	2.76	1,023	3.86	2.54
Construction, land development and commercial	1,999	7.56	5.42	1,867	7.04	5.34
Mortgage, farmland	3,507	13.26	8.90	3,417	12.88	8.89
Mortgage, 1 to 4 family first liens	6,990	26.43	33.83	6,560	24.72	33.70
Mortgage, 1 to 4 family junior liens	1,182	4.47	5.54	1,117	4.21	5.51
Mortgage, multi-family	1,826	6.90	13.16	1,669	6.29	13.30
Mortgage, commercial	2,532	9.57	14.48	2,376	8.95	14.68
Loans to individuals	505	1.91	1.07	642	2.42	1.10
Obligations of state and political subdivisions	410	1.55	2.37	381	1.44	2.39
	$26,450	100.00%	100.00%	$26,530	100.00%	100.00%

The allowance for loan losses totaled $26.45 million at March 31, 2017 compared to $26.53 million at December 31, 2016.  The percentage of the allowance to outstanding loans was 1.15% and 1.17% at March 31, 2017 and December 31, 2016, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The decrease in the allowance in 2017 is the result of change in the composition and allocation of loans within credit quality ratings partially offset by net recoveries.

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

Management has determined that the allowance for loan losses was appropriate at March 31, 2017, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Investment securities available for sale held by the Company increased by $5.87 million from December 31, 2016 to March 31, 2017.  The fair value of securities available for sale was $0.13 million less than the amortized cost of such securities as of March 31, 2017.  At December 31, 2016, the fair value of the securities available for sale was $1.50 million less than the amortized cost of such securities.

Deposits increased $137.02 million in the first three months of 2017. Deposit growth included approximately $77.00 million in seasonal real estate tax deposits which generally decrease within the following two months. Repurchase agreements decreased $5.40 million since December 31, 2016.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $121.27 million as of March 31, 2017 with an average rate of 0.71%.  Brokered deposits were $112.70 million as of December 31, 2016 with an average interest rate of 0.59%. As of March 31, 2017 and December 31, 2016, brokered deposits were 5.58% and 5.53% of total deposits, respectively.

Dividends and Equity

In January 2017, Hills Bancorporation paid a dividend of $6.49 million or $0.70 per share.  The dividend was $0.65 per share in January 2016.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2017 totaled $293.77 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of March 31, 2017 and December 31, 2015, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of March 31, 2017 and December 31, 2015 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of March 31, 2017:
Company:
Total risk-based capital	$363,354	16.33%	8.000%	10.000%
Tier 1 risk-based capital	336,904	15.14	6.000	8.000
Tier 1 common equity	336,904	15.14	4.500	6.500
Leverage ratio	336,904	12.61	4.000	5.000
Bank:
Total risk-based capital	363,240	16.34	8.000	10.000
Tier 1 risk-based capital	336,790	15.15	6.000	8.000
Tier 1 common equity	336,790	15.15	4.500	6.500
Leverage ratio	336,790	12.62	4.000	5.000

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2016:
Company:
Total risk-based capital	$357,440	16.17%	8.00%	10.00%
Tier 1 risk-based capital	330,910	14.97	6.00	8.00
Tier 1 common equity	330,910	14.97	4.50	6.50
Leverage ratio	330,910	12.63	4.00	5.00
Bank:
Total risk-based capital	357,895	16.20	8.00	10.00
Tier 1 risk-based capital	331,365	15.00	6.00	8.00
Tier 1 common equity	331,365	15.00	4.50	6.50
Leverage ratio	331,365	12.66	4.00	5.00

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2017 and 2016

Net Income Overview

Net income increased $1.17 million for the three months ended March 31, 2017 compared to the first three months of 2016.  Total net income was $8.87 million in 2017 and $7.70 million in the comparable period in 2016, an increase of 15.25%.  The changes in net income in 2017 from the first three months of 2016 were primarily the result of the following:

•	Net interest income increased by $1.52 million, before provision expense. Total interest income increased by $1.42 million as a result of growth in the volume of earning assets.

•	The provision for loan losses decreased by $1.36 million.

•	Noninterest income increased by $0.37 million.

•	Noninterest expenses increased by $1.36 million.

•	Income tax expense increased by $0.72 million.

For the three month period ended March 31, 2017 and March 31, 2016 basic earnings per share was $0.95 and $0.83, respectively. Diluted earnings per share was $0.95 for the three months ended March 31, 2017 compared to $0.83 for the same period in 2016.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $21.20 million for the first three months of 2017 was derived from the Company’s $2.571 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.45%.  Average earning assets in the three months ended March 31, 2016 were $2.406 billion and the tax-equivalent net interest margin was 3.40%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $0.64 million change in income before income taxes in the three month period ended March 31, 2017.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets.  The Company expects net interest compression to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.283 billion at March 31, 2017.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction of expense of $0.81 million in 2017 compared to an expense of $0.55 million in 2016.  The Company believes that the provision for loan losses may increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $3.97 million and $3.25 million for the three months ended March 31, 2017 and 2016, respectively.  Income taxes as a percentage of income before taxes were 30.89% in 2017 and 29.65% in 2016.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2017 and 2016

Net Interest Income

Net interest income increased for the three months ended March 31, 2017 compared to the comparable period in 2016.  The increase was as a result of growth in the average volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first three months of 2017 was 3.45% compared to 3.40% in 2016 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2017 compared to the comparable period in 2016 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$160,827	(0.02)%	$1,469	$(99)	$1,370
Taxable securities	2,211	0.11	9	28	37
Nontaxable securities	7,925	(0.12)	59	(51)	8
Federal funds sold	(5,241)	0.37	(7)	27	20
	$165,722		$1,530	$(95)	$1,435

Interest expense:
Interest-bearing demand deposits	$25,005	0.01%	$(7)	$(6)	$(13)
Savings deposits	102,555	0.07	(57)	(130)	(187)
Time deposits	(11,241)	0.06	49	(56)	(7)
Other borrowings	(2,616)	3.38	(22)	—	(22)
FHLB borrowings	1,379	(0.49)	11	288	299
Interest-bearing other liabilities	(14,495)	0.01	9	(1)	8
	$100,587		$(17)	$95	$78
Change in net interest income			$1,513	$—	$1,513

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2017	2016
Yield on average interest-earning assets	4.08%	4.07%
Rate on average interest-bearing liabilities	0.81	0.86
Net interest spread	3.27%	3.21%
Effect of noninterest-bearing funds	0.18	0.19
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.45%	3.40%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2017 and 2016

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2017.  The target rate was increased in March, 2017 at 1.00%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2017, the rate indexes for the one, three and five year indexes were 1.03%, 1.50% and 1.93%, respectively.  The one year index increased 74.58% from 0.59% at March 31, 2016, the three year index increased 72.41% and the five year index increased 59.50%.  The three year index was 0.87% and the five year index was 1.21% at March 31, 2016.  The targeted federal funds rate was 1.00% and 0.50% at March 31, 2017 and 2016, respectively.  The Company anticipates possible increases in short term and long term rates in the indexes for 2017.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.81 million for the three months ended March 31, 2017 compared to an expense of $0.55 million in 2016, an expense decrease of $1.36 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The decrease in expense in 2017 is the net result of an increase in net loans, the effects of loan recoveries in 2017, a change in the composition and allocation of loans within credit quality ratings, improvement in qualitative factor adjustments, and a specific allowance recorded for a $8.08 agricultural and farmland real estate loan relationship.

The allowance for loan losses decreased $0.08 million during the first three months of 2017.  In the first three months of 2017, there was a increase of $1.51 million due to increases in average balances and composition of loans outstanding and a $1.59 million decrease in the amount allocated to the allowance due to improvements in credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2017 and 2016, recoveries were $1.29 million and $0.72 million, respectively; and charge-offs were $0.55 million in 2017 and $0.64 million in 2016.  The allowance for loan losses totaled $26.45 million at March 31, 2017 compared to $26.53 million at December 31, 2016.  The allowance represented 1.15% and 1.17% of loans held for investment at March 31, 2017 and December 31, 2016.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$316	$289	$27	9.34%
Trust fees	1,879	1,728	151	8.74
Service charges and fees	2,132	2,055	77	3.75
Net gain on sale of other real estate owned and other repossessed assets	34	34	—	—
Other noninterest income	880	767	113	14.73
	$5,241	$4,873	$368	7.55

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2017 and 2016

Loans originated for sale in the first three months of 2017 totaled $23.74 million compared to $32.24 million in the same period in 2016, a decrease of 26.40%.  In the three months ended March 31, 2017 and 2016, the net gain on sale of loans was $0.32 million and $0.29 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.15 million in the three months ended March 31, 2017 compared to March 31, 2016 due to new trust relationships.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$7,980	$6,984	$996	14.26%
Occupancy	1,042	1,001	41	4.10
Furniture and equipment	1,429	1,404	25	1.78
Office supplies and postage	461	401	60	14.96
Advertising and business development	790	786	4	0.51
Outside services	2,008	1,776	232	13.06
FDIC insurance assessment	207	303	(96)	(31.68)
Other noninterest expense	494	397	97	24.43
	$14,411	$13,052	$1,359	10.41

In the three months ended March 31, 2017 and 2016, salaries and employee benefits expense increased $1.00 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff branch growth. Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2017.

Income Taxes

Federal and state income tax expenses were $3.97 million and $3.25 million for the three months ended March 31, 2017 and 2016, respectively.  Income taxes as a percentage of income before taxes were 30.89% in 2017 and 29.65% in 2016.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 9.77% of the Company’s total assets at March 31, 2017 compared to 10.07% at December 31, 2016.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2017, the Company had borrowed $235.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $453.43 million at March 31, 2017.

Index

HILLS BANCORPORATION

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $227.34 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2017.

As of March 31, 2017, investment securities with a carrying value of $52.54 million were pledged to collateralize public and trust deposits, repurchase agreements, derivative financial instruments, and other borrowings.  As of December 31, 2016, investment securities with a carrying value of $61.81 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

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

The Bank's interest rate risk, as monitored by management, has not changed materially from December 31, 2016.

Index

HILLS BANCORPORATION

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	3,806	$48.00	3,806	533,243
February 1 to February 28	1,284	50.99	1,284	531,959
March 1 to March 31	4,256	51.00	4,256	527,703
Total	9,346	$49.78	9,346	527,703

(1)  On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2018.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

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

HILLS BANCORPORATION

Date:	May 3, 2017	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	May 3, 2017	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2017

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2017 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	55-56

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	57