Form 10-Q
period 2017-06-30
HILLS BANCORPORATION
filed 2017-08-07
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

☐ Yes  ☑ No

Index

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	July 31, 2017

Common Stock, no par value	9,326,727

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$37,262	$38,197
Investment securities available for sale at fair value (amortized cost June 30, 2017 $250,388; December 31, 2016 $269,039)	251,985	267,537
Stock of Federal Home Loan Bank	13,807	12,413
Loans held for sale	6,906	9,806
Loans, net of allowance for loan losses (June 30, 2017 $28,950; December 31, 2016 $26,530)	2,342,611	2,251,445
Property and equipment, net	38,007	37,859
Tax credit real estate investment	10,277	10,563
Accrued interest receivable	9,847	9,121
Deferred income taxes, net	12,753	12,611
Other real estate	236	237
Goodwill	2,500	2,500
Other assets	2,853	3,481
Total Assets	$2,729,044	$2,655,770

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$356,571	$348,505
Interest-bearing deposits	1,729,419	1,687,807
Total deposits	$2,085,990	$2,036,312
Other borrowings	12,276	33,489
Federal Home Loan Bank borrowings	265,000	235,000
Accrued interest payable	975	984
Other liabilities	20,680	19,934
Total Liabilities	$2,384,921	$2,325,719

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$42,047	$40,781

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued June 30, 2017 10,318,025 shares; December 31, 2016 10,227,178 shares	$—	$—
Paid in capital	49,090	44,606
Retained earnings	328,827	319,982
Accumulated other comprehensive loss	(1,313)	(3,359)
Treasury stock at cost (June 30, 2017 988,511 shares; December 31, 2016 962,951 shares)	(32,481)	(31,178)
Total Stockholders' Equity	$344,123	$330,051
Less maximum cash obligation related to ESOP shares	42,047	40,781
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$302,076	$289,270
Total Liabilities & Stockholders' Equity	$2,729,044	$2,655,770

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$24,845	$22,820	$48,735	$45,348
Investment securities:
Taxable	407	362	800	718
Nontaxable	809	800	1,642	1,628
Federal funds sold	72	74	136	118
Total interest income	$26,133	$24,056	$51,313	$47,812
Interest expense:
Deposits	$2,283	$1,904	$4,411	$3,825
Short-term borrowings	27	27	49	57
FHLB borrowings	1,872	2,157	3,705	4,289
Total interest expense	$4,182	$4,088	$8,165	$8,171
Net interest income	$21,951	$19,968	$43,148	$39,641
Provision for loan losses	2,511	(721)	1,697	(172)
Net interest income after provision for loan losses	$19,440	$20,689	$41,451	$39,813
Noninterest income:
Net gain on sale of loans	$380	$546	$696	$835
Trust fees	2,024	1,726	3,903	3,454
Service charges and fees	2,228	2,218	4,360	4,273
Net gain on sale of other real estate owned and other repossessed assets	22	—	56	34
Other noninterest income	347	378	1,227	1,145
	$5,001	$4,868	$10,242	$9,741

Noninterest expenses:
Salaries and employee benefits	$8,593	$7,475	$16,573	$14,459
Occupancy	1,019	983	2,061	1,984
Furniture and equipment	1,436	1,357	2,865	2,761
Office supplies and postage	510	445	971	846
Advertising and business development	705	840	1,495	1,626
Outside services	1,858	1,765	3,866	3,541
FDIC insurance assessment	212	320	419	623
Other noninterest expense	868	678	1,362	1,075
	$15,201	$13,863	$29,612	$26,915
Income before income taxes	$9,240	$11,694	$22,081	$22,639
Income taxes	2,783	3,727	6,750	6,972
Net income	$6,457	$7,967	$15,331	$15,667

Earnings per share:
Basic	$0.69	$0.86	$1.64	$1.69
Diluted	$0.69	$0.85	$1.64	$1.68

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,457	$7,967	$15,331	$15,667

Other comprehensive income (loss)
Securities:
Net change in unrealized gain on securities available for sale	$1,726	$1,176	$3,099	$2,194
Reclassification adjustment for net gains realized in net income	—	—	—	—
Income taxes	(660)	(450)	(1,186)	(840)
Other comprehensive income on securities available for sale	$1,066	$726	$1,913	$1,354
Derivatives used in cash flow hedging relationships:
Net change in unrealized (loss) gain on derivatives	$(134)	$(678)	$215	$(2,431)
Income taxes	51	260	(82)	930
Other comprehensive (loss) income on cash flow hedges	$(83)	$(418)	$133	$(1,501)

Other comprehensive income (loss), net of tax	$983	$308	$2,046	$(147)

Comprehensive income	$7,440	$8,275	$17,377	$15,520

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2015	$43,697	$294,487	$(1,195)	$—	$(27,252)	$(37,562)	$272,175
Issuance of 5,660 shares of common stock	256	—	—	—	—	—	256
Issuance of 2,249 shares of common stock under the employee stock purchase plan	98	—	—	—	—	—	98
Unearned restricted stock compensation	7	—	—	—	—	—	7
Share-based compensation	16	—	—	—	—	—	16
Income tax benefit related to share-based compensation	3	—	—	—	—	—	3
Change related to ESOP shares	—	—	—	—	—	(879)	(879)
Net income	—	15,667	—	—	—	—	15,667
Cash dividends ($0.65 per share)	—	(6,060)	—	—	—	—	(6,060)
Purchase of 48,679 shares of common stock	—	—	—	—	(2,189)	—	(2,189)
Other comprehensive loss	—	—	(147)	—	—	—	(147)
Balance, June 30, 2016	$44,077	$304,094	$(1,342)	$—	$(29,441)	$(38,441)	$278,947

Balance, December 31, 2016	$44,606	$319,982	$(3,359)	$—	$(31,178)	$(40,781)	$289,270
Issuance of 90,346 shares of common stock	4,139	—	—	—	4	—	4,143
Issuance of 2,402 shares of common stock under the employee stock purchase plan	113	—	—	—	—	—	113
Unearned restricted stock compensation	201	—	—	—	—	—	201
Forfeiture of 1,734 shares of common stock	(66)	—	—	—	—	—	(66)
Share-based compensation	97	—	—	—	—	—	97
Income tax benefit related to share-based compensation	—	—	—	—	—	—	—
Change related to ESOP shares	—	—	—	—	—	(1,266)	(1,266)
Net income	—	15,331	—	—	—	—	15,331
Cash dividends ($0.70 per share)	—	(6,486)	—	—	—	—	(6,486)
Purchase of 25,727 shares of common stock	—	—	—	—	(1,307)	—	(1,307)
Other comprehensive income	—	—	2,046	—	—	—	2,046
Balance, June 30, 2017	$49,090	$328,827	$(1,313)	$—	$(32,481)	$(42,047)	$302,076

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$15,331	$15,667
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,514	1,455
Provision for loan losses	1,697	(172)
Share-based compensation	97	16
Forfeiture of common stock	(66)	—
Compensation expensed through issuance of common stock	139	354
Excess tax benefits from share-based compensation	—	(3)
Provision for deferred income taxes	(1,412)	(385)
Net gain on sale of other real estate owned and other repossessed assets	(56)	(34)
Increase in accrued interest receivable	(726)	(929)
Amortization of premium on investment securities, net	296	297
Decrease in other assets	843	442
Increase (decrease) in accrued interest payable and other liabilities	938	(1,266)
Loans originated for sale	(65,166)	(89,295)
Proceeds on sales of loans	68,762	88,445
Net gain on sales of loans	(696)	(835)
Net cash and cash equivalents provided by operating activities	$21,495	$13,757

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$39,396	$35,674
Purchases of investment securities available for sale	(22,433)	(18,329)
Loans made to customers, net of collections	(93,045)	(40,794)
Proceeds on sale of other real estate owned and other repossessed assets	239	133
Purchases of property and equipment	(1,662)	(2,702)
Income from tax credit real estate, net	286	307
Net cash and cash equivalents used in investing activities	$(77,219)	$(25,711)

Cash Flows from Financing Activities
Net increase in deposits	$49,678	$5,306
Net (decrease) increase in other borrowings	(21,213)	1,081
Net increase in FHLB borrowings	30,000	15,000
Issuance of common stock, net of costs	3,762	—
Stock options exercised	238	—
Excess tax benefits related to share-based compensation	—	3
Issuance of treasury stock	4	—
Purchase of treasury stock	(1,307)	(2,189)
Proceeds from the issuance of common stock through the employee stock purchase plan	113	—
Dividends paid	(6,486)	(6,060)
Net cash and cash equivalents provided by financing activities	$54,789	$13,141

Index

(Continued)

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2017	2016
(Decrease) increase in cash and cash equivalents	$(935)	$1,187
Cash and cash equivalents:
Beginning of period	38,197	35,427
End of period	$37,262	$36,614

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$4,420	$3,827
Interest paid on other obligations	3,754	4,346
Income taxes paid	6,851	6,746

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$1,266	$879
Transfers to other real estate owned	80	130
Sale and financing of other real estate owned	262	135

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

Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2016 filed with the Securities Exchange Commission on March 3, 2017.  The consolidated balance sheet as of December 31, 2016, has been derived from the audited consolidated financial statements for that period.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating software programs that will help us determine the impact the CECL model will have on our accounting, we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common shares outstanding at the beginning of the period	9,337,397	9,289,662	9,264,227	9,322,054
Weighted average number of net shares (redeemed) issued	(2,552)	(3,339)	65,871	(24,752)
Weighted average shares outstanding (basic)	9,334,845	9,286,323	9,330,098	9,297,302
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	4,551	6,481	5,299	6,259
Weighted average number of shares (diluted)	9,339,396	9,292,804	9,335,397	9,303,561
Net income (In thousands)	$6,457	$7,967	$15,331	$15,667
Earnings per share:
Basic	$0.69	$0.86	$1.64	$1.69
Diluted	$0.69	$0.85	$1.64	$1.68

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(amounts in thousands)
Net unrealized gain (loss) on available-for-sale securities	$1,597	$(1,502)
Net unrealized loss on derivatives used for cash flow hedges	(3,723)	(3,938)
Tax effect	$813	$2,081
Net-of-tax amount	$(1,313)	$(3,359)

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4.	Securities

The carrying values of investment securities at June 30, 2017 and December 31, 2016 are summarized in the following table (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$34,951	13.87%	$27,482	10.27%
Other securities (FHLB, FHLMC and FNMA)	55,781	22.14	61,660	23.05
State and political subdivisions	161,253	63.99	178,395	66.68
Total securities available for sale	$251,985	100.00%	$267,537	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2017 or December 31, 2016. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of June 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017:
U.S. Treasury	$34,887	$73	$(9)	$34,951
Other securities (FHLB, FHLMC and FNMA)	56,011	25	(255)	55,781
State and political subdivisions	159,490	1,972	(209)	161,253
Total	$250,388	$2,070	$(473)	$251,985
December 31, 2016:
U.S. Treasury	$27,418	$82	$(18)	$27,482
Other securities (FHLB, FHLMC and FNMA)	62,047	65	(452)	61,660
State and political subdivisions	179,574	626	(1,805)	178,395
Total	$269,039	$773	$(2,275)	$267,537

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2017, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$43,576	$43,659
Due after one year through five years	139,578	140,257
Due after five years through ten years	66,354	67,189
Due over ten years	880	880
Total	$250,388	$251,985

As of June 30, 2017 investment securities with a carrying value of $34.97 million were pledged to collateralize repurchase agreements, derivative financial instruments, and other borrowings.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2017 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	3	$7,531	$(9)	0.12%	—	$—	$—	—%	3	$7,531	$(9)	0.12%

Other securities (FHLB, FHLMC and FNMA)	14	33,769	(193)	0.57	1	2,513	(62)	2.47	15	36,282	(255)	0.70

State and political subdivisions	88	21,500	(153)	0.71	17	3,355	(56)	1.67	105	24,855	(209)	0.84

Total temporarily impaired securities	105	$62,800	$(355)	0.57%	18	$5,868	$(118)	2.01%	123	$68,668	$(473)	0.69%

	Less than 12 months				12 months or more				Total
December 31, 2016 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	2	$4,957	$(18)	0.36%	—	$—	$—	—%	2	$4,957	$(18)	0.36%

Other securities (FHLB, FHLMC and FNMA)	14	34,648	(452)	1.30	—	—	—	—	14	34,648	(452)	1.30

State and political subdivisions	365	87,841	(1,762)	2.01	11	1,486	(43)	2.89	376	89,327	(1,805)	2.02

Total temporarily impaired securities	381	$127,446	$(2,232)	1.75%	11	$1,486	$(43)	2.89%	392	$128,932	$(2,275)	1.76%

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	June 30, 2017	December 31, 2016
	(Amounts In Thousands)
Agricultural	$80,434	$92,871
Commercial and financial	203,150	192,995
Real estate:
Construction, 1 to 4 family residential	69,215	57,864
Construction, land development and commercial	127,710	121,561
Mortgage, farmland	207,412	202,340
Mortgage, 1 to 4 family first liens	801,315	767,469
Mortgage, 1 to 4 family junior liens	132,126	125,400
Mortgage, multi-family	316,459	302,831
Mortgage, commercial	351,775	334,198
Loans to individuals	25,177	25,157
Obligations of state and political subdivisions	55,926	54,462
	$2,370,699	$2,277,148
Net unamortized fees and costs	862	827
	$2,371,561	$2,277,975
Less allowance for loan losses	28,950	26,530
	$2,342,611	$2,251,445

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and six months ended June 30, 2017 were as follows:

	Three Months Ended June 30, 2017
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,505	$3,899	$3,094	$3,507	$8,172	$4,358	$915	$26,450
Charge-offs	(39)	(237)	(114)	—	(63)	(43)	(110)	(606)
Recoveries	29	210	29	—	234	49	44	595
Provision	(154)	714	156	502	(3)	1,050	246	2,511

Ending balance	$2,341	$4,586	$3,165	$4,009	$8,340	$5,414	$1,095	$28,950

	Six Months Ended June 30, 2017
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Charge-offs	(39)	(457)	(114)	—	(208)	(43)	(298)	(1,159)
Recoveries	67	664	410	—	367	229	145	1,882
Provision	(634)	(152)	(21)	592	504	1,183	225	1,697

Ending balance	$2,341	$4,586	$3,165	$4,009	$8,340	$5,414	$1,095	$28,950

Ending balance, individually evaluated for impairment	$447	$908	$33	$814	$56	$889	$95	$3,242

Ending balance, collectively evaluated for impairment	$1,894	$3,678	$3,132	$3,195	$8,284	$4,525	$1,000	$25,708

Loans:

Ending balance	$80,434	$203,150	$196,925	$207,412	$933,441	$668,234	$81,103	$2,370,699

Ending balance, individually evaluated for impairment	$5,052	$2,405	$690	$8,111	$5,540	$8,313	$95	$30,206

Ending balance, collectively evaluated for impairment	$75,382	$200,745	$196,235	$199,301	$927,901	$659,921	$81,008	$2,340,493

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three and six months ended June 30, 2016 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of June 30, 2017 and December 31, 2016, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
June 30, 2017
Grade:
Excellent	$3,881	$10,293	$400	$2,200
Good	14,871	41,860	5,925	23,049
Satisfactory	34,465	114,842	50,030	50,634
Monitor	16,518	25,417	10,511	50,359
Special Mention	4,806	4,675	1,577	799
Substandard	5,893	6,063	772	669
Total	$80,434	$203,150	$69,215	$127,710

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
June 30, 2017
Grade:
Excellent	$3,855	$1,603	$494	$5,800
Good	54,101	18,945	2,981	77,461
Satisfactory	105,959	674,697	120,045	187,113
Monitor	32,390	71,791	4,663	38,286
Special Mention	2,496	11,471	1,432	1,241
Substandard	8,611	22,808	2,511	6,558
Total	$207,412	$801,315	$132,126	$316,459

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
June 30, 2017
Grade:
Excellent	$17,403	$—	$2,618	$48,547
Good	96,525	101	34,195	370,014
Satisfactory	187,043	24,286	15,499	1,564,613
Monitor	40,315	321	3,614	294,185
Special Mention	6,679	274	—	35,450
Substandard	3,810	195	—	57,890
Total	$351,775	$25,177	$55,926	$2,370,699

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of June 30, 2017 and December 31, 2016 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2017
Agricultural	$407	$—	$76	$483	$79,951	$80,434	$—
Commercial and financial	1,698	391	113	2,202	200,948	203,150	—
Real estate:
Construction, 1 to 4 family residential	—	—	172	172	69,043	69,215	172
Construction, land development and commercial	2,938	55	—	2,993	124,717	127,710	—
Mortgage, farmland	21	918	—	939	206,473	207,412	—
Mortgage, 1 to 4 family first liens	398	1,207	2,037	3,642	797,673	801,315	247
Mortgage, 1 to 4 family junior liens	26	32	91	149	131,977	132,126	—
Mortgage, multi-family	4,336	—	—	4,336	312,123	316,459	—
Mortgage, commercial	1,419	—	16	1,435	350,340	351,775	—
Loans to individuals	47	5	—	52	25,125	25,177	—
Obligations of state and political subdivisions	—	—	—	—	55,926	55,926	—
	$11,290	$2,608	$2,505	$16,403	$2,354,296	$2,370,699	$419

December 31, 2016
Agricultural	$56	$—	$302	$358	$92,513	$92,871	$—
Commercial and financial	24	121	718	863	192,132	192,995	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	57,864	57,864	—
Construction, land development and commercial	—	231	85	316	$121,245	121,561	—
Mortgage, farmland	319	—	—	319	202,021	202,340	—
Mortgage, 1 to 4 family first liens	5,649	978	1,943	8,570	$758,899	767,469	192
Mortgage, 1 to 4 family junior liens	330	51	579	960	124,440	125,400	443
Mortgage, multi-family	—	—	40	40	$302,791	302,831	—
Mortgage, commercial	371	—	207	578	333,620	334,198	—
Loans to individuals	203	32	—	235	$24,922	25,157	—
Obligations of state and political subdivisions	—	—	—	—	54,462	54,462	—
	$6,952	$1,413	$3,874	$12,239	$2,264,909	$2,277,148	$635

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at June 30, 2017 and December 31, 2016, was as follows:

	June 30, 2017			December 31, 2016
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,494	$—	$2,548	$1,741	$—	$91
Commercial and financial	1,104	—	401	1,354	—	1,057
Real estate:
Construction, 1 to 4 family residential	—	172	—	—	—	265
Construction, land development and commercial	59	—	343	85	—	118
Mortgage, farmland	1,371	—	1,473	1,205	—	1,389
Mortgage, 1 to 4 family first liens	3,973	247	1,308	4,097	192	1,375
Mortgage, 1 to 4 family junior liens	102	—	26	136	443	26
Mortgage, multi-family	230	—	169	243	—	—
Mortgage, commercial	749	—	896	1,077	—	1,087
	$9,082	$419	$7,164	$9,938	$635	$5,408

(1)	There were $4.07 million and $4.23 million of TDR loans included within nonaccrual loans as of June 30, 2017 and December 31, 2016, respectively.

Loans 90 days or more past due that are still accruing interest decreased $0.22 million from December 31, 2016 to June 30, 2017 due to a decrease in the number of loans past due greater than 90 days. As of June 30, 2017 there were 4 accruing loans past due 90 days or more. The average accruing loans past due as of June 30, 2017 are $0.10 million. There were 6 accruing loans past due 90 days or more as of December 31, 2016 and the average loan balance was $0.11 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	9	$3,912	$86	4	$1,460	$167
Commercial and financial	12	1,183	298	14	2,053	117
Real estate:
Construction, 1 to 4 family residential	—	—	215	3	265	1,225
Construction, land development and commercial	3	402	849	1	118	107
Mortgage, farmland	7	2,844	—	7	2,594	—
Mortgage, 1 to 4 family first liens	12	1,398	—	12	1,471	—
Mortgage, 1 to 4 family junior liens	1	26	36	1	26	65
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	8	1,471	—	10	1,650	—
Loans to individuals	—	—	—	—	—	—
	52	$11,236	$1,484	52	$9,637	$1,681

The following is a summary of TDR loans that were modified during the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	3	$2,107	$2,107	6	$10,890	$10,890
Commercial and financial	1	95	95	1	95	95
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	1	60	60	2	291	291
Mortgage, farmland	—	—	—	2	598	598
Mortgage, 1 to 4 family first lien	—	—	—	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	1	249	249	1	249	249
Mortgage, commercial	—	—	—	—	—	—
	6	$2,511	$2,511	12	$12,123	$12,123

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $1.48 million in additional borrowings to restructured loan customers as of June 30, 2017.  The Company had commitments to lend $1.68 million in additional borrowings to restructured loan customers as of December 31, 2016.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended June 30, 2017 and year ended December 31, 2016.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three and six months ended June 30, 2017 is as follows:

	June 30, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,902	$2,201	$—	$1,981	$6	$1,981	$12
Commercial and financial	1,218	1,910	—	1,396	4	1,420	8
Real estate:
Construction, 1 to 4 family residential	116	151	—	117	1	117	3
Construction, land development and commercial	175	209	—	176	1	177	3
Mortgage, farmland	2,525	2,853	—	2,550	14	2,433	28
Mortgage, 1 to 4 family first liens	4,628	5,882	—	4,674	12	4,718	21
Mortgage, 1 to 4 family junior liens	97	590	—	98	—	100	—
Mortgage, multi-family	230	359	—	234	—	236	—
Mortgage, commercial	1,733	2,324	—	1,767	11	1,791	23
Loans to individuals	—	16	—	—	—	—	—
	$12,624	$16,495	$—	$12,993	$49	$12,973	$98

With an allowance recorded:
Agricultural	$3,150	$3,150	$447	$3,419	$40	$3,526	$82
Commercial and financial	1,187	1,252	908	1,198	13	1,154	25
Real estate:
Construction, 1 to 4 family residential	172	172	3	172	1	169	3
Construction, land development and commercial	227	227	30	228	2	229	4
Mortgage, farmland	5,586	5,586	814	5,667	61	5,670	122
Mortgage, 1 to 4 family first liens	785	892	53	789	6	792	11
Mortgage, 1 to 4 family junior liens	30	47	3	31	—	39	1
Mortgage, multi-family	6,269	6,269	887	6,288	71	6,292	140
Mortgage, commercial	81	81	2	81	1	82	2
Loans to individuals	95	95	95	87	2	93	5
	$17,582	$17,771	$3,242	$17,960	$197	$18,046	$395

Total:
Agricultural	$5,052	$5,351	$447	$5,400	$46	$5,507	$94
Commercial and financial	2,405	3,162	908	2,594	17	2,574	33
Real estate:
Construction, 1 to 4 family residential	288	323	3	289	2	286	6
Construction, land development and commercial	402	436	30	404	3	406	7
Mortgage, farmland	8,111	8,439	814	8,217	75	8,103	150
Mortgage, 1 to 4 family first liens	5,413	6,774	53	5,463	18	5,510	32
Mortgage, 1 to 4 family junior liens	127	637	3	129	—	139	1
Mortgage, multi-family	6,499	6,628	887	6,522	71	6,528	140
Mortgage, commercial	1,814	2,405	2	1,848	12	1,873	25
Loans to individuals	95	111	95	87	2	93	5
	$30,206	$34,266	$3,242	$30,953	$246	$31,019	$493

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans decreased $3.46 million from December 31, 2016 to June 30, 2017.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.27% of loans held for investment as of June 30, 2017 and 1.48% as of December 31, 2016.  The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $0.86 million, a decrease of $4.24 million in relationships with a specific allowance for losses, and is offset by an increase in TDR loans of $1.76 million from December 31, 2016 to June 30, 2017.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2017 are as follows:

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$37,262	$37,262	$37,262	$—	$—
Investment securities	265,792	265,792	—	265,792	—
Loans held for sale	6,906	6,906	—	6,906	—
Loans
Agricultural	78,093	77,994	—	—	77,994
Commercial and financial	198,564	198,539	—	—	198,539
Real estate:
Construction, 1 to 4 family residential	68,066	68,074	—	—	68,074
Construction, land development and commercial	125,694	125,605	—	—	125,605
Mortgage, farmland	203,403	203,787	—	—	203,787
Mortgage, 1 to 4 family first liens	794,188	793,370	—	—	793,370
Mortgage, 1 to 4 family junior liens	130,913	134,840	—	—	134,840
Mortgage, multi-family	313,710	310,972	—	—	310,972
Mortgage, commercial	349,110	347,376	—	—	347,376
Loans to individuals	24,502	24,490	—	—	24,490
Obligations of state and political subdivisions	55,506	54,738	—	—	54,738
Accrued interest receivable	9,847	9,847	—	9,847	—
Total financial instrument assets	$2,661,556	$2,659,592	$37,262	$282,545	$2,339,785
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$356,571	$356,571	$—	$356,571	$—
Interest-bearing deposits	1,729,419	1,733,189	—	1,733,189	—
Other borrowings	12,276	12,276	—	12,276	—
Federal Home Loan Bank borrowings	265,000	256,474	—	256,474	—
Interest rate swaps	3,723	3,723	—	3,723	—
Accrued interest payable	975	975	—	975	—
Total financial instrument liabilities	$2,367,964	$2,363,208	$—	$2,363,208	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$434,129	$—	$—	$—	$—
Letters of credit	11,771	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$445,900	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2017.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$34,951	$—	$34,951
State and political subdivisions	—	55,781	—	55,781
Other securities (FHLB, FHLMC and FNMA)	—	161,253	—	161,253
Derivative Financial Instruments
Interest rate swaps	$—	(3,723)	$—	(3,723)
Total	$—	$248,262	$—	$248,262

	December 31, 2016
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$27,482	$—	$27,482
State and political subdivisions	—	178,395	—	178,395
Other securities (FHLB, FHLMC and FNMA)	—	61,660	—	61,660
Derivative Financial Instruments
Interest rate swaps	—	(3,938)	—	(3,938)
Total	$—	$263,599	$—	$263,599

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2017 and the year ended December 31, 2016.

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

	June 30, 2017				Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$4,519	$4,519	$23	$23
Commercial and financial	—	—	1,255	1,255	127	127
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	256	256	—	—
Mortgage, farmland	—	—	6,763	6,763	—	—
Mortgage, 1 to 4 family first liens	—	—	4,835	4,835	77	119
Mortgage, 1 to 4 family junior liens	—	—	114	114	—	17
Mortgage, multi-family	—	—	5,611	5,611	—	—
Mortgage, commercial	—	—	1,221	1,221	25	25
Loans to individuals	—	—	—	—	10	10
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$24,574	$24,574	$262	$321

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2018.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 988,511 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2017.  Of these 988,511 shares, 16,381 shares were purchased during the quarter ended June 30, 2017, at an average price per share of $51.42.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $67.88 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$52,872	$48,785
Credit cards	47,934	45,738
Commercial, real estate and home construction	144,273	113,251
Commercial lines and real estate purchase loans	189,050	180,892
Outstanding letters of credit	11,771	9,024

Note 9.	Income Taxes

Federal income tax expense for the six months ended June 30, 2017 and 2016 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2016, 2015, and 2014 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2016, 2015, and 2014 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2017  and December 31, 2016 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2017, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2018. Income taxes as a percentage of income before taxes were 30.57% for the six months ended June 30, 2017 and 30.80% for the same period in 2016.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $3.72 million of collateral as of June 30, 2017.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of June 30, 2017 and December 31, 2016:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
June 30, 2017
Interest rate swap	$25,000	$(980)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,743)	Other Liabilities	11/7/2023

December 31, 2016
Interest rate swap	$25,000	$(1,097)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,841)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges as of June 30, 2017 and December 31, 2016:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
June 30, 2017
Interest rate swap	$72	Interest Expense	$—	Other Income	$—
Interest rate swap	62	Interest Expense	—	Other Income	—

December 31, 2016
Interest rate swap	$250	Interest Expense	$—	Other Income	$—
Interest rate swap	(101)	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of June 30, 2017 and December 31, 2016 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At June 30, 2017, the Bank has nineteen full-service locations.

Net income for the six month period ended June 30, 2017 was $15.33 million compared to $15.67 million for the same six months of 2016, a decrease of 2.14%.  The $0.34 million decrease in net income was caused by a number of factors.  The principal factors in the decrease in net income for the first six months of 2017 are an increase in noninterest expenses of $2.70 million and an increase in provision for loan losses of $1.87 million. These changes were offset by an increase in net interest income of $3.51 million, an increase in noninterest income of $0.50 million, and a decrease in income tax expense of $0.22 million.

The Company achieved a return on average assets of 1.19% and a return on average equity of 10.82% for the twelve months ended June 30, 2017, compared to the twelve months ended June 30, 2016, which were 1.19% and 11.20%, respectively.  Dividends of $0.70 per share were paid in January 2017 to 2,390 shareholders.  The 2016 dividend was $0.65 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.46% for the six months ended June 30, 2017 compared to 3.39% for the same six months of 2016.  Average earning assets were $2.594 billion year to date in 2017 and $2.429 billion in 2016.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of June 30, 2017 for the Company included the following:

•	Total assets were $2.729 billion, an increase of $73.27 million since December 31, 2016.

•	Cash and cash equivalents were $37.26 million, a decrease of $0.94 million since December 31, 2016.

•	Net loans were $2.350 billion, an increase of $88.27 million since December 31, 2016. Loans held for sale decreased $2.90 million since December 31, 2016.

•	Deposits increased $49.68 million since December 31, 2016.

•	Federal Home Loan Bank borrowings were $265.00 million, an increase of $30.00 million since December 31, 2016.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

Loan demand has been increasing and is expected to remain steady throughout the year ending December 31, 2017 and into 2018.  As indicated in the table below, growth in the real estate loan categories have been primarily responsible for the increase in total loans.

The following table sets forth the composition of the loan portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$80,434	3.39%	$92,871	4.08%
Commercial and financial	203,150	8.57	192,995	8.47
Real estate:
Construction, 1 to 4 family residential	69,215	2.92	57,864	2.54
Construction, land development and commercial	127,710	5.39	121,561	5.34
Mortgage, farmland	207,412	8.75	202,340	8.89
Mortgage, 1 to 4 family first liens	801,315	33.80	767,469	33.70
Mortgage, 1 to 4 family junior liens	132,126	5.57	125,400	5.51
Mortgage, multi-family	316,459	13.35	302,831	13.30
Mortgage, commercial	351,775	14.84	334,198	14.68
Loans to individuals	25,177	1.06	25,157	1.10
Obligations of state and political subdivisions	55,926	2.36	54,462	2.39
	$2,370,699	100.00%	$2,277,148	100.00%
Net unamortized fees and costs	862		827
	$2,371,561		$2,277,975
Less allowance for loan losses	28,950		26,530
	$2,342,611		$2,251,445

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,341	8.09%	3.39%	$2,947	11.11%	4.08%
Commercial and financial	4,586	15.84	8.57	4,531	17.08	8.47
Real estate:
Construction, 1 to 4 family residential	1,149	3.97	2.92	1,023	3.86	2.54
Construction, land development and commercial	2,016	6.96	5.39	1,867	7.04	5.34
Mortgage, farmland	4,009	13.85	8.75	3,417	12.88	8.89
Mortgage, 1 to 4 family first liens	7,127	24.61	33.80	6,560	24.72	33.70
Mortgage, 1 to 4 family junior liens	1,213	4.19	5.57	1,117	4.21	5.51
Mortgage, multi-family	2,749	9.50	13.35	1,669	6.29	13.30
Mortgage, commercial	2,665	9.21	14.84	2,376	8.95	14.68
Loans to individuals	675	2.33	1.06	642	2.42	1.10
Obligations of state and political subdivisions	420	1.45	2.36	381	1.44	2.39
	$28,950	100.00%	100.00%	$26,530	100.00%	100.00%

The allowance for loan losses totaled $28.95 million at June 30, 2017 compared to $26.53 million at December 31, 2016.  The percentage of the allowance to outstanding loans was 1.22% and 1.17% at June 30, 2017 and December 31, 2016, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2017 is the result of $88.27 million in loan growth and a change in the composition and allocation of loans within credit quality ratings.

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

Management has determined that the allowance for loan losses was appropriate at June 30, 2017, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Investment securities available for sale held by the Company decreased by $15.55 million from December 31, 2016 to June 30, 2017.  The fair value of securities available for sale was $1.60 million more than the amortized cost of such securities as of June 30, 2017.  At December 31, 2016, the fair value of the securities available for sale was $1.50 million less than the amortized cost of such securities.

Deposits increased $49.68 million in the first six months of 2017. Repurchase agreements decreased $21.21 million since December 31, 2016.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $124.62 million as of June 30, 2017 with an average rate of 0.88%.  Brokered deposits were $112.70 million as of December 31, 2016 with an average interest rate of 0.59%. As of June 30, 2017 and December 31, 2016, brokered deposits were 5.97% and 5.53% of total deposits, respectively.

Dividends and Equity

In January 2017, Hills Bancorporation paid a dividend of $6.49 million or $0.70 per share.  The dividend was $0.65 per share in January 2016.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2017 totaled $302.08 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of June 30, 2017 and December 31, 2016 the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of June 30, 2017 and December 31, 2016 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of June 30, 2017:
Company:
Total risk-based capital	$370,993	16.54%	8.000%	10.000%
Tier 1 risk-based capital	342,936	15.28	6.000	8.000
Tier 1 common equity	342,936	15.28	4.500	6.500
Leverage ratio	342,936	12.62	4.000	5.000
Bank:
Total risk-based capital	371,002	16.55	8.000	10.000
Tier 1 risk-based capital	342,966	15.30	6.000	8.000
Tier 1 common equity	342,966	15.30	4.500	6.500
Leverage ratio	342,966	12.63	4.000	5.000

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2016:
Company:
Total risk-based capital	$357,440	16.17%	8.00%	10.00%
Tier 1 risk-based capital	330,910	14.97	6.00	8.00
Tier 1 common equity	330,910	14.97	4.50	6.50
Leverage ratio	330,910	12.63	4.00	5.00
Bank:
Total risk-based capital	357,895	16.20	8.00	10.00
Tier 1 risk-based capital	331,365	15.00	6.00	8.00
Tier 1 common equity	331,365	15.00	4.50	6.50
Leverage ratio	331,365	12.66	4.00	5.00

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2017 and 2016

Net Income Overview

Net income decreased $0.34 million for the six months ended June 30, 2017 compared to the first six months of 2016.  Total net income was $15.33 million in 2017 and $15.67 million in the comparable period in 2016, an decrease of 2.14%.  The changes in net income in 2017 from the first six months of 2016 were primarily the result of the following:

•	Net interest income increased by $3.51 million, before provision expense. Total interest income increased by $3.58 million as a result of growth in the volume of earning assets.

•	The provision for loan losses increased by $1.87 million.

•	Noninterest income increased by $0.50 million.

•	Noninterest expenses increased by $2.70 million.

•	Income tax expense decreased by $0.22 million.

For the six month period ended June 30, 2017 and June 30, 2016 basic earnings per share was $1.64 and $1.69, respectively. Diluted earnings per share was $1.64 for the six months ended June 30, 2017 compared to $1.68 for the same period in 2016.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $43.15 million for the first six months of 2017 was derived from the Company’s $2.594 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.46%.  Average earning assets in the six months ended June 30, 2016 were $2.429 billion and the tax-equivalent net interest margin was 3.39%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $1.30 million change in income before income taxes in the six month period ended June 30, 2017.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets.  The Company expects net interest income to remain stable through 2017 and net interest compression to impact earnings in future years.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.350 billion at June 30, 2017.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was an expense of $1.70 million in 2017 compared to a reduction of expense of $0.17 million in 2016.  The majority of the increase was the result of $13.54 million in loans in which a specific reserve of $2.80 million was allocated. The Company believes that the provision for loan losses may increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $6.75 million and $6.97 million for the six months ended June 30, 2017 and 2016, respectively.  Income taxes as a percentage of income before taxes were 30.57% in 2017 and 30.80% in 2016.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2017 and 2016

Net Interest Income

Net interest income increased for the six months ended June 30, 2017 compared to the comparable period in 2016.  The increase was as a result of growth in the average volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first six months of 2017 was 3.46% compared to 3.39% in 2016 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2017 compared to the comparable period in 2016 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$172,919	—%	$3,492	$(81)	$3,411
Taxable securities	2,466	0.13	21	61	82
Nontaxable securities	7,525	(0.10)	113	(91)	22
Federal funds sold	(17,870)	0.44	(45)	63	18
	$165,040		$3,581	$(48)	$3,533

Interest expense:
Interest-bearing demand deposits	$22,993	0.01%	$(15)	$(33)	$(48)
Savings deposits	102,087	0.09	(115)	(359)	(474)
Time deposits	(6,271)	0.05	53	(117)	(64)
Other borrowings	(1,744)	—	—	—	—
FHLB borrowings	(310)	(0.46)	29	555	584
Interest-bearing other liabilities	(16,509)	0.09	14	(6)	8
	$100,246		$(34)	$40	$6
Change in net interest income			$3,547	$(8)	$3,539

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2017	2016
Yield on average interest-earning assets	4.09%	4.06%
Rate on average interest-bearing liabilities	0.82	0.86
Net interest spread	3.27%	3.20%
Effect of noninterest-bearing funds	0.19	0.19
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.46%	3.39%

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2017 and 2016

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met four times during the first six months of 2017.  The target rate was increased in June, 2017 at 1.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2017, the rate indexes for the one, three and five year indexes were 1.24%, 1.55% and 1.89%, respectively.  The one year index increased 175.55% from 0.45% at June 30, 2016, the three year index increased 118.31% and the five year index increased 87.13%.  The three year index was 0.71% and the five year index was 1.01% at June 30, 2016.  The targeted federal funds rate was 1.25% and 0.50% at June 30, 2017 and 2016, respectively.  The Company anticipates possible increases in short term and long term rates in the indexes for the remainder of 2017.

Provision for Loan Losses

The provision for loan losses was an expense of $1.70 million for the six months ended June 30, 2017 compared to a reduction of expense of $0.17 million in 2016, an expense increase of $1.87 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The increase in expense in 2017 is the net result of an increase in net loans, the effects of decreased loan recoveries in 2017, a change in the composition and allocation of loans within credit quality ratings, and a specific allowance of $2.80 million recorded for $13.54 million in 3 loan relationships.

The allowance for loan losses increased $2.42 million during the first six months of 2017.  In the first six months of 2017, there was a increase of $2.20 million due to increases in average balances and composition of loans outstanding and a $0.22 million increase in the amount allocated to the allowance due to declines in credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2017 and 2016, recoveries were $1.88 million and $1.99 million respectively; and charge-offs were $1.16 million in 2017 and $1.04 million in 2016.  The allowance for loan losses totaled $28.95 million at June 30, 2017 compared to $26.53 million at December 31, 2016.  The allowance represented 1.22% and 1.17% of loans held for investment at June 30, 2017 and December 31, 2016.

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$696	$835	$(139)	(16.65)%
Trust fees	3,903	3,454	449	13.00
Service charges and fees	4,360	4,273	87	2.04
Net gain on sale of other real estate owned and other repossessed assets	56	34	22	64.71
Other noninterest income	1,227	1,145	82	7.16
	$10,242	$9,741	$501	5.14

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2017 and 2016

Loans originated for sale in the first six months of 2017 totaled $65.17 million compared to $89.29 million in the same period in 2016, a decrease of 27.01%.  In the six months ended June 30, 2017 and 2016, the net gain on sale of loans was $0.70 million and $0.84 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.45 million in the six months ended June 30, 2017 compared to June 30, 2016 due to new trust relationships.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$16,573	$14,459	$2,114	14.62%
Occupancy	2,061	1,984	77	3.88
Furniture and equipment	2,865	2,761	104	3.77
Office supplies and postage	971	846	125	14.78
Advertising and business development	1,495	1,626	(131)	(8.06)
Outside services	3,866	3,541	325	9.18
FDIC insurance assessment	419	623	(204)	(32.74)
Other noninterest expense	1,362	1,075	287	26.70
	$29,612	$26,915	$2,697	10.02

In the six months ended June 30, 2017 and 2016, salaries and employee benefits expense increased $2.11 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff branch growth. Other noninterest expense categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2017.

Discussion of operations for the three months ended June 30, 2017 and 2016

Net Income Overview

Net income decreased $1.51 million for the three months ended June 30, 2017 compared to the same period in 2016.  Total net income was $6.46 million in 2017 and $7.97 million in the comparable period in 2016, a decrease of 18.95%.  For the three month period ended June 30, 2017 and June 30, 2016 basic earning per share was $0.69 and $0.86, respectively. Diluted earnings per share was $0.69 for the three months ended June 30, 2017 compared to $0.85 for the same period in 2016.

Net Interest Income

Net interest income increased for the three months ended June 30, 2017 compared to the comparable period in 2016.  The increase was primarily the result of growth in the volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended June 30, 2017 was 3.47% compared to 3.38% in 2016 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2017 compared to the comparable period in 2016 are shown in the following table:

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2017 and 2016

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$185,011	—%	$2,025	$16	$2,041
Taxable securities	2,721	0.14	12	33	45
Nontaxable securities	7,126	(0.09)	55	(41)	14
Federal funds sold	(30,500)	0.51	(38)	36	(2)
	$164,358		$2,054	$44	$2,098

Interest expense:
Interest-bearing demand deposits	$20,981	0.02%	$(8)	$(28)	$(36)
Savings deposits	101,618	0.12	(58)	(228)	(286)
Time deposits	(1,300)	0.05	4	(61)	(57)
Other borrowings	(872)	—	—	—	—
FHLB borrowings	(2,000)	(0.45)	18	267	285
Interest-bearing other liabilities	(18,522)	0.19	1	(1)	—
	$99,905		$(43)	$(51)	$(94)
Change in net interest income			$2,011	$(7)	$2,004

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2017	2016
Yield on average interest-earning assets	4.11%	4.04%
Rate on average interest-bearing liabilities	0.83	0.85
Net interest spread	3.28%	3.19%
Effect of noninterest-bearing funds	0.19	0.19
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.47%	3.38%

Provision for Loan Losses

The provision for loan losses was an expense of $2.51 million for the three months ended June 30, 2017 compared to a reduction of expense of $0.72 million in 2016, an expense increase of $3.23 million. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2017 and 2016

The allowance for loan losses increased $2.50 million during the three months ended June 30, 2017.  In the three months ended June 30, 2017, there was a $1.81 million increase in the amount allocated to the allowance due to credit quality and a $0.69 million increase due to the composition of loans outstanding.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2017 and 2016, recoveries were $0.60 million and $1.28 million, respectively; and charge-offs were $0.61 million in 2017 and $0.40 million in 2016.  The allowance for loan losses totaled $28.95 million at June 30, 2017 compared to $26.53 million at December 31, 2016.  The allowance represented 1.22% and 1.17% of loans held for investment at June 30, 2017 and December 31, 2016, respectively.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$380	$546	$(166)	(30.40)%
Trust fees	2,024	1,726	298	17.27
Service charges and fees	2,228	2,218	10	0.45
Net gain on sale of other real estate owned and other repossessed assets	22	—	22	—
Other noninterest income	347	378	(31)	(8.20)
	$5,001	$4,868	$133	2.73

In the three months ended June 30, 2017 and 2016, the net gain on sale of loans was $0.38 million and $0.55 million , respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.30 million in the three months ended June 30, 2017 compared to June 30, 2016 due to new trust relationships.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2017 and 2016

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$8,593	$7,475	$1,118	14.96%
Occupancy	1,019	983	36	3.66
Furniture and equipment	1,436	1,357	79	5.82
Office supplies and postage	510	445	65	15
Advertising and business development	705	840	(135)	(16.07)
Outside services	1,858	1,765	93	5.27
FDIC insurance assessment	212	320	(108)	(33.75)
Other noninterest expense	868	678	190	28.02
	$15,201	$13,863	$1,338	9.65

In the three months ended June 30, 2017 and 2016, salaries and employee benefits expense increased $1.12 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff branch growth. Other noninterest expense categories experienced marginal period-to-period increases for the three months ended June 30, 2017.

Income Taxes

Federal and state income tax expenses were $2.78 million and $3.73 million for the three months ended June 30, 2017 and 2016, respectively.  Income taxes as a percentage of income before taxes were 30.12% in 2017 and 31.87% in 2016.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 9.23% of the Company’s total assets at June 30, 2017 compared to 10.07% at December 31, 2016.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2017, the Company had borrowed $265.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $446.26 million at June 30, 2017.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $235.36 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2017.

As of June 30, 2017, investment securities with a carrying value of $34.97 million were pledged to collateralize public and trust deposits, repurchase agreements, derivative financial instruments, and other borrowings.  As of December 31, 2016, investment securities with a carrying value of $61.81 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	8,041	$51.00	8,041	519,662
May 1 to May 31	5,240	51.42	5,240	514,422
June 1 to June 30	3,100	52.50	3,100	511,322
Total	16,381	$51.42	16,381	511,322

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

HILLS BANCORPORATION

Date:	August 7, 2017	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	August 7, 2017	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2017

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2017 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	58-59

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	60