Form 10-Q
period 2017-09-30
HILLS BANCORPORATION
filed 2017-11-07
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☐ Yes  ☑ No

Index

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	October 31, 2017

Common Stock, no par value	9,339,712

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$36,792	$38,197
Investment securities available for sale at fair value (amortized cost September 30, 2017 $253,689; December 31, 2016 $269,039)	254,984	267,537
Stock of Federal Home Loan Bank	16,126	12,413
Loans held for sale	6,717	9,806
Loans, net of allowance for loan losses (September 30, 2017 $29,350; December 31, 2016 $26,530)	2,391,430	2,251,445
Property and equipment, net	37,799	37,859
Tax credit real estate investment	10,016	10,563
Accrued interest receivable	11,484	9,121
Deferred income taxes, net	12,871	12,611
Other real estate	144	237
Goodwill	2,500	2,500
Other assets	2,906	3,481
Total Assets	$2,783,769	$2,655,770

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$349,883	$348,505
Interest-bearing deposits	1,723,159	1,687,807
Total deposits	$2,073,042	$2,036,312
Other borrowings	13,761	33,489
Federal Home Loan Bank borrowings	323,000	235,000
Accrued interest payable	1,079	984
Other liabilities	20,850	19,934
Total Liabilities	$2,431,732	$2,325,719

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$42,471	$40,781

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued September 30, 2017 10,318,906 shares; December 31, 2016 10,227,178 shares	$—	$—
Paid in capital	49,194	44,606
Retained earnings	337,380	319,982
Accumulated other comprehensive loss	(1,339)	(3,359)
Treasury stock at cost (September 30, 2017 1,000,774 shares; December 31, 2016 962,951 shares)	(33,198)	(31,178)
Total Stockholders' Equity	$352,037	$330,051
Less maximum cash obligation related to ESOP shares	42,471	40,781
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$309,566	$289,270
Total Liabilities & Stockholders' Equity	$2,783,769	$2,655,770

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$25,643	$23,626	$74,378	$68,974
Investment securities:
Taxable	437	362	1,237	1,080
Nontaxable	783	786	2,425	2,414
Federal funds sold	9	6	145	124
Total interest income	$26,872	$24,780	$78,185	$72,592
Interest expense:
Deposits	$2,319	$1,917	$6,730	$5,742
Short-term borrowings	100	70	149	127
FHLB borrowings	2,233	1,935	5,938	6,224
Total interest expense	$4,652	$3,922	$12,817	$12,093
Net interest income	$22,220	$20,858	$65,368	$60,499
Provision for loan losses	130	(1,832)	1,827	(2,004)
Net interest income after provision for loan losses	$22,090	$22,690	$63,541	$62,503
Noninterest income:
Net gain on sale of loans	$423	$602	$1,119	$1,437
Trust fees	1,980	1,731	5,883	5,185
Service charges and fees	2,197	2,243	6,557	6,516
Net gain on sale of other real estate owned and other repossessed assets	33	342	89	376
Other noninterest income	372	396	1,599	1,541
	$5,005	$5,314	$15,247	$15,055

Noninterest expenses:
Salaries and employee benefits	$8,134	$8,158	$24,707	$22,617
Occupancy	1,087	1,017	3,148	3,001
Furniture and equipment	1,491	1,350	4,356	4,111
Office supplies and postage	516	436	1,487	1,282
Advertising and business development	628	800	2,123	2,426
Outside services	2,077	1,845	5,943	5,386
FDIC insurance assessment	217	315	636	938
Other noninterest expense	671	510	2,033	1,585
	$14,821	$14,431	$44,433	$41,346
Income before income taxes	$12,274	$13,573	$34,355	$36,212
Income taxes	3,722	4,397	10,472	11,369
Net income	$8,552	$9,176	$23,883	$24,843

Earnings per share:
Basic	$0.92	$0.99	$2.56	$2.67
Diluted	$0.92	$0.99	$2.56	$2.67

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$8,552	$9,176	$23,883	$24,843

Other comprehensive income (loss)
Securities:
Net change in unrealized (loss) gain on securities available for sale	$(302)	$(1,090)	$2,797	$1,104
Reclassification adjustment for net gains realized in net income	—	—	—	—
Income taxes	116	417	(1,070)	(423)
Other comprehensive (loss) income on securities available for sale	$(186)	$(673)	$1,727	$681
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	$259	$500	$474	$(1,931)
Income taxes	(99)	(192)	(181)	738
Other comprehensive income (loss) on cash flow hedges	$160	$308	$293	$(1,193)

Other comprehensive (loss) income, net of tax	$(26)	$(365)	$2,020	$(512)

Comprehensive income	$8,526	$8,811	$25,903	$24,331

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2015	$43,697	$294,487	$(1,195)	$(27,252)	$(37,562)	$272,175
Issuance of 7,646 shares of common stock	348	—	—	—	—	348
Issuance of 3,482 shares of common stock under the employee stock purchase plan	154	—	—	—	—	154
Unearned restricted stock compensation	112	—	—	—	—	112
Forfeiture of 1,264 shares of common stock	(52)	—	—	—	—	(52)
Share-based compensation	22	—	—	—	—	22
Income tax benefit related to share-based compensation	64	—	—	—	—	64
Change related to ESOP shares	—	—	—	—	(2,220)	(2,220)
Net income	—	24,843	—	—	—	24,843
Cash dividends ($0.65 per share)	—	(6,060)	—	—	—	(6,060)
Purchase of 62,266 shares of common stock	—	—	—	(2,819)	—	(2,819)
Other comprehensive loss	—	—	(512)	—	—	(512)
Balance, September 30, 2016	$44,345	$313,270	$(1,707)	$(30,071)	$(39,782)	$286,055

Balance, December 31, 2016	$44,606	$319,982	$(3,359)	$(31,178)	$(40,781)	$289,270
Issuance of 92,621 shares of common stock	4,208	—	—	55	—	4,263
Issuance of 4,483 shares of common stock under the employee stock purchase plan	210	—	—	—	—	210
Unearned restricted stock compensation	277	—	—	—	—	277
Forfeiture of 2,934 shares of common stock	(118)	—	—	—	—	(118)
Share-based compensation	11	—	—	—	—	11
Change related to ESOP shares	—	—	—	—	(1,690)	(1,690)
Net income	—	23,883	—	—	—	23,883
Cash dividends ($0.70 per share)	—	(6,485)	—	—	—	(6,485)
Purchase of 40,265 shares of common stock	—	—	—	(2,075)	—	(2,075)
Other comprehensive income	—	—	2,020	—	—	2,020
Balance, September 30, 2017	$49,194	$337,380	$(1,339)	$(33,198)	$(42,471)	$309,566

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$23,883	$24,843
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,270	2,182
Provision for loan losses	1,827	(2,004)
Share-based compensation	11	22
Forfeiture of common stock	(118)	(52)
Compensation expensed through issuance of common stock	208	348
Excess tax benefits from share-based compensation	—	(64)
Provision for deferred income taxes	(1,513)	54
Net gain on sale of other real estate owned and other repossessed assets	(89)	(376)
Increase in accrued interest receivable	(2,363)	(1,867)
Amortization of premium on investment securities, net	437	452
Decrease in other assets	1,049	650
Increase (decrease) in accrued interest payable and other liabilities	1,288	(92)
Loans originated for sale	(109,522)	(151,545)
Proceeds on sales of loans	113,730	150,047
Net gain on sales of loans	(1,119)	(1,437)
Net cash and cash equivalents provided by operating activities	$29,979	$21,161

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$48,937	$46,148
Purchases of investment securities available for sale	(37,735)	(31,456)
Loans made to customers, net of collections	(141,994)	(97,285)
Proceeds on sale of other real estate owned and other repossessed assets	364	764
Purchases of property and equipment	(2,210)	(4,180)
Income from tax credit real estate, net	547	545
Net cash and cash equivalents used in investing activities	$(132,091)	$(85,464)

Cash Flows from Financing Activities
Net increase in deposits	$36,730	$105,710
Net decrease in other borrowings	(19,728)	(4,148)
Net increase (decrease) in FHLB borrowings	88,000	(15,000)
Issuance of common stock, net of costs	3,762	—
Stock options exercised	238	—
Excess tax benefits related to share-based compensation	—	64
Issuance of treasury stock	55	—
Purchase of treasury stock	(2,075)	(2,819)
Proceeds from the issuance of common stock through the employee stock purchase plan	210	154
Dividends paid	(6,485)	(6,060)
Net cash and cash equivalents provided by financing activities	$100,707	$77,901

Index

(Continued)

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2017	2016
(Decrease) increase in cash and cash equivalents	$(1,405)	$13,598
Cash and cash equivalents:
Beginning of period	38,197	35,427
End of period	$36,792	$49,025

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$6,635	$5,776
Interest paid on other obligations	6,087	6,351
Income taxes paid	10,530	10,201

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$1,690	$2,220
Transfers to other real estate owned	182	310
Sale and financing of other real estate owned	262	135

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

Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2016 filed with the Securities Exchange Commission on March 3, 2017.  The consolidated balance sheet as of December 31, 2016, has been derived from the audited consolidated financial statements for that period.

The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards:

In May 2014, The FASB and International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For financial institutions, significant changes are not expected given that most financial instruments are not in the scope of the accounting standard update. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 deferring the effective date for annual periods and interim periods within those annual periods after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has evaluated all of its noninterest income streams and contracts to determine potential impact. The adoption of ASU 2014-09 by the Company will not have a material impact.

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. The ASU provides guidance requiring lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. Under this new ASU, lessees will recognize right-of use assets and lease liabilities for most leases currently accounted for as operating leases under generally accepted accounting principles. For public companies, ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of analyzing a comprehensive list of lease agreements. The adoption of ASU 2016-02 by the Company is not expected to have a material impact.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, early adoption is permitted for the fiscal year beginning after December 15, 2018. The Company is in the process of implementing a software solution to assist in the analysis of historical loan data to determine the CECL model that will be implemented. We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is adopted. The amount of the one-time cumulative-effect adjustment has not yet been determined.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 250), Simplifying the Test for Goodwill Impairment. The ASU simplifies the goodwill impairment test by requiring a company to perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized when the carrying amount exceeds fair value. For public companies, ASU 2017-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU No. 2017-04 by the Company is not expected to have a material impact.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This ASU requires companies to change the recognition and presentation of the effects of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and requiring companies to present all of the elements of hedge accounting that affect earnings in the same income statement line as the hedged item. Furthermore, the standard eases the requirements for effectiveness testing, hedge documentation and applying the critical terms match method and introduces new alternatives that will permit companies to reduce the risk of material error corrections if they misapply the shortcut method. For public companies, ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The adoption of ASU 2017-12 by the Company is not expected to have a material impact.

Note 2.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common shares outstanding at the beginning of the period	9,329,514	9,283,341	9,264,227	9,322,054
Weighted average number of net shares (redeemed) issued	(4,596)	(7,633)	64,144	(31,950)
Weighted average shares outstanding (basic)	9,324,918	9,275,708	9,328,371	9,290,104
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,559	6,584	4,874	6,357
Weighted average number of shares (diluted)	9,328,477	9,282,292	9,333,245	9,296,461
Net income (In thousands)	$8,552	$9,176	$23,883	$24,843
Earnings per share:
Basic	$0.92	$0.99	$2.56	$2.67
Diluted	$0.92	$0.99	$2.56	$2.67

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(amounts in thousands)
Net unrealized gain (loss) on available-for-sale securities	$1,295	$(1,502)
Net unrealized loss on derivatives used for cash flow hedges	(3,464)	(3,938)
Tax effect	$830	$2,081
Net-of-tax amount	$(1,339)	$(3,359)

Note 4.	Securities

The carrying values of investment securities at September 30, 2017 and December 31, 2016 are summarized in the following table (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$39,894	15.65%	$27,482	10.27%
Other securities (FHLB, FHLMC and FNMA)	48,759	19.12	61,660	23.05
State and political subdivisions	166,331	65.23	178,395	66.68
Total securities available for sale	$254,984	100.00%	$267,537	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2017 or December 31, 2016. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of September 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017:
U.S. Treasury	$39,823	$90	$(19)	$39,894
Other securities (FHLB, FHLMC and FNMA)	48,992	11	(244)	48,759
State and political subdivisions	164,874	1,721	(264)	166,331
Total	$253,689	$1,822	$(527)	$254,984
December 31, 2016:
U.S. Treasury	$27,418	$82	$(18)	$27,482
Other securities (FHLB, FHLMC and FNMA)	62,047	65	(452)	61,660
State and political subdivisions	179,574	626	(1,805)	178,395
Total	$269,039	$773	$(2,275)	$267,537

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2017, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$42,320	$42,423
Due after one year through five years	138,727	139,316
Due after five years through ten years	72,022	72,625
Due over ten years	620	620
Total	$253,689	$254,984

As of September 30, 2017 investment securities with a carrying value of $30.46 million were pledged to collateralize repurchase agreements, derivative financial instruments, and other borrowings.

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2017 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	4	$10,006	$(19)	0.19%	—	$—	$—	—%	4	$10,006	$(19)	0.19%

Other securities (FHLB, FHLMC and FNMA)	11	26,539	(81)	0.31	4	10,208	(163)	1.60	15	36,747	(244)	0.66

State and political subdivisions	45	11,566	(66)	0.57	65	15,212	(198)	1.30	110	26,778	(264)	0.99

Total temporarily impaired securities	60	$48,111	$(166)	0.35%	69	$25,420	$(361)	1.42%	129	$73,531	$(527)	0.72%

	Less than 12 months				12 months or more				Total
December 31, 2016 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	2	$4,957	$(18)	0.36%	—	$—	$—	—%	2	$4,957	$(18)	0.36%

Other securities (FHLB, FHLMC and FNMA)	14	34,648	(452)	1.30	—	—	—	—	14	34,648	(452)	1.30

State and political subdivisions	365	87,841	(1,762)	2.01	11	1,486	(43)	2.89	376	89,327	(1,805)	2.02

Total temporarily impaired securities	381	$127,446	$(2,232)	1.75%	11	$1,486	$(43)	2.89%	392	$128,932	$(2,275)	1.76%

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Note 5.Loans

Classes of loans are as follows:

	September 30, 2017	December 31, 2016
	(Amounts In Thousands)
Agricultural	$76,484	$92,871
Commercial and financial	214,199	192,995
Real estate:
Construction, 1 to 4 family residential	73,404	57,864
Construction, land development and commercial	107,170	121,561
Mortgage, farmland	208,982	202,340
Mortgage, 1 to 4 family first liens	823,529	767,469
Mortgage, 1 to 4 family junior liens	137,271	125,400
Mortgage, multi-family	335,439	302,831
Mortgage, commercial	359,332	334,198
Loans to individuals	26,223	25,157
Obligations of state and political subdivisions	57,861	54,462
	$2,419,894	$2,277,148
Net unamortized fees and costs	886	827
	$2,420,780	$2,277,975
Less allowance for loan losses	29,350	26,530
	$2,391,430	$2,251,445

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and nine months ended September 30, 2017 were as follows:

	Three Months Ended September 30, 2017
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,341	$4,586	$3,165	$4,009	$8,340	$5,414	$1,095	$28,950
Charge-offs	(27)	(21)	—	(3)	(55)	(86)	(113)	(305)
Recoveries	56	219	33	—	203	7	57	575
Provision	92	(43)	(182)	2	98	107	56	130

Ending balance	$2,462	$4,741	$3,016	$4,008	$8,586	$5,442	$1,095	$29,350

	Nine Months Ended September 30, 2017
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Charge-offs	(66)	(478)	(114)	(3)	(263)	(130)	(410)	(1,464)
Recoveries	123	882	443	—	570	236	203	2,457
Provision	(542)	(194)	(203)	594	602	1,291	279	1,827

Ending balance	$2,462	$4,741	$3,016	$4,008	$8,586	$5,442	$1,095	$29,350

Ending balance, individually evaluated for impairment	$653	$913	$46	$784	$110	$409	$85	$3,000

Ending balance, collectively evaluated for impairment	$1,809	$3,828	$2,970	$3,224	$8,476	$5,033	$1,010	$26,350

Loans:

Ending balance	$76,484	$214,199	$180,574	$208,982	$960,800	$694,771	$84,084	$2,419,894

Ending balance, individually evaluated for impairment	$6,181	$2,985	$1,161	$8,179	$7,097	$8,097	$85	$33,785

Ending balance, collectively evaluated for impairment	$70,303	$211,214	$179,413	$200,803	$953,703	$686,674	$83,999	$2,386,109

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three and nine months ended September 30, 2016 were as follows:

	Three Months Ended September 30, 2016
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,997	$4,011	$2,898	$3,927	$8,226	$4,201	$1,030	$27,290
Charge-offs	(19)	(38)	—	(105)	(176)	—	(140)	(478)
Recoveries	—	289	186	—	276	358	51	1,160
Provision	201	(252)	(75)	(204)	(425)	(589)	(86)	(1,832)

Ending balance	$2,777	$4,010	$3,009	$3,618	$7,901	$3,970	$855	$26,140

	Nine Months Ended September 30, 2016
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Charge-offs	(44)	(172)	—	(116)	(704)	(66)	(416)	(1,518)
Recoveries	173	910	792	—	767	379	132	3,153
Provision	(434)	(1,245)	(63)	392	(334)	(566)	246	(2,004)

Ending balance	$2,777	$4,010	$3,009	$3,618	$7,901	$3,970	$855	$26,140

Ending balance, individually evaluated for impairment	$746	$221	$223	$549	$283	$62	$29	$2,113

Ending balance, collectively evaluated for impairment	$2,031	$3,789	$2,786	$3,069	$7,618	$3,908	$826	$24,027

Loans:

Ending balance	$88,104	$188,365	$178,820	$193,819	$883,693	$619,214	$74,917	$2,226,932

Ending balance, individually evaluated for impairment	$12,276	$2,529	$2,877	$8,371	$6,497	$3,356	$29	$35,935

Ending balance, collectively evaluated for impairment	$75,828	$185,836	$175,943	$185,448	$877,196	$615,858	$74,888	$2,190,997

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of September 30, 2017 and December 31, 2016, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
September 30, 2017
Grade:
Excellent	$2,502	$10,234	$548	$2,950
Good	12,073	47,103	6,773	26,216
Satisfactory	37,109	117,612	49,639	41,317
Monitor	14,622	28,619	15,248	33,226
Special Mention	4,653	5,410	897	2,607
Substandard	5,525	5,221	299	854
Total	$76,484	$214,199	$73,404	$107,170

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
September 30, 2017
Grade:
Excellent	$5,102	$2,064	$494	$5,712
Good	52,634	29,490	3,569	82,368
Satisfactory	105,155	681,699	124,625	188,549
Monitor	34,985	77,461	4,869	52,341
Special Mention	2,434	11,136	1,328	—
Substandard	8,672	21,679	2,386	6,469
Total	$208,982	$823,529	$137,271	$335,439

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
September 30, 2017
Grade:
Excellent	$18,735	$—	$8,961	$57,302
Good	103,662	476	29,137	393,501
Satisfactory	183,140	24,962	16,186	1,569,993
Monitor	44,316	349	3,577	309,613
Special Mention	7,037	216	—	35,718
Substandard	2,442	220	—	53,767
Total	$359,332	$26,223	$57,861	$2,419,894

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of September 30, 2017 and December 31, 2016 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2017
Agricultural	$3	$23	$1,367	$1,393	$75,091	$76,484	$1,121
Commercial and financial	380	262	264	906	213,293	214,199	200
Real estate:
Construction, 1 to 4 family residential	—	22	—	22	73,382	73,404	—
Construction, land development and commercial	3,320	—	—	3,320	103,850	107,170	—
Mortgage, farmland	—	1,355	83	1,438	207,544	208,982	—
Mortgage, 1 to 4 family first liens	733	1,578	2,235	4,546	818,983	823,529	412
Mortgage, 1 to 4 family junior liens	201	137	62	400	136,871	137,271	58
Mortgage, multi-family	—	—	—	—	335,439	335,439	—
Mortgage, commercial	142	—	16	158	359,174	359,332	—
Loans to individuals	38	67	—	105	26,118	26,223	—
Obligations of state and political subdivisions	—	—	—	—	57,861	57,861	—
	$4,817	$3,444	$4,027	$12,288	$2,407,606	$2,419,894	$1,791

December 31, 2016
Agricultural	$56	$—	$302	$358	$92,513	$92,871	$—
Commercial and financial	24	121	718	863	192,132	192,995	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	57,864	57,864	—
Construction, land development and commercial	—	231	85	316	$121,245	121,561	—
Mortgage, farmland	319	—	—	319	202,021	202,340	—
Mortgage, 1 to 4 family first liens	5,649	978	1,943	8,570	$758,899	767,469	192
Mortgage, 1 to 4 family junior liens	330	51	579	960	124,440	125,400	443
Mortgage, multi-family	—	—	40	40	$302,791	302,831	—
Mortgage, commercial	371	—	207	578	333,620	334,198	—
Loans to individuals	203	32	—	235	$24,922	25,157	—
Obligations of state and political subdivisions	—	—	—	—	54,462	54,462	—
	$6,952	$1,413	$3,874	$12,239	$2,264,909	$2,277,148	$635

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at September 30, 2017 and December 31, 2016, was as follows:

	September 30, 2017			December 31, 2016
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,656	$1,121	$2,446	$1,741	$—	$91
Commercial and financial	947	200	1,839	1,354	—	1,057
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	265
Construction, land development and commercial	—	—	341	85	—	118
Mortgage, farmland	1,454	—	1,462	1,205	—	1,389
Mortgage, 1 to 4 family first liens	4,415	412	1,399	4,097	192	1,375
Mortgage, 1 to 4 family junior liens	12	58	26	136	443	26
Mortgage, multi-family	223	—	—	243	—	—
Mortgage, commercial	630	—	1,057	1,077	—	1,087
	$9,337	$1,791	$8,570	$9,938	$635	$5,408

(1)	There were $3.76 million and $4.23 million of TDR loans included within nonaccrual loans as of September 30, 2017 and December 31, 2016, respectively.

Loans 90 days or more past due that are still accruing interest increased $1.16 million from December 31, 2016 to September 30, 2017 due to an increase in the number of loans past due greater than 90 days including a $1.12 agricultural relationship. As of September 30, 2017 there were 10 accruing loans past due 90 days or more. The average balance of accruing loans past due as of September 30, 2017 are $0.18 million. There were 6 accruing loans past due 90 days or more as of December 31, 2016 and the average loan balance was $0.11 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	9	$3,762	$267	4	$1,460	$167
Commercial and financial	15	2,526	157	14	2,053	117
Real estate:
Construction, 1 to 4 family residential	—	—	193	3	265	1,225
Construction, land development and commercial	2	341	721	1	118	107
Mortgage, farmland	7	2,834	—	7	2,594	—
Mortgage, 1 to 4 family first liens	13	1,486	—	12	1,471	—
Mortgage, 1 to 4 family junior liens	1	26	54	1	26	65
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	8	1,355	—	10	1,650	—
Loans to individuals	—	—	—	—	—	—
	55	$12,330	$1,392	52	$9,637	$1,681

The following is a summary of TDR loans that were modified during the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	—	$—	$—	6	$10,890	$10,890
Commercial and financial	3	1,451	1,451	4	1,546	1,546
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	—	1	231	231
Mortgage, farmland	—	—	—	2	598	598
Mortgage, 1 to 4 family first lien	1	106	106	1	106	106
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	—	—	—	1	249	249
Mortgage, commercial	—	—	—	—	—	—
	4	$1,557	$1,557	15	$13,620	$13,620

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $1.39 million in additional borrowings to restructured loan customers as of September 30, 2017.  The Company had commitments to lend $1.68 million in additional borrowings to restructured loan customers as of December 31, 2016.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended September 30, 2017 and year ended December 31, 2016.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three and nine months ended September 30, 2017 is as follows:

	September 30, 2017			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,739	$1,981	$—	$1,778	$3	$1,767	$1
Commercial and financial	1,333	2,047	—	1,598	17	1,375	5
Real estate:
Construction, 1 to 4 family residential	116	151	—	116	4	116	1
Construction, land development and commercial	341	374	—	345	10	342	3
Mortgage, farmland	2,598	2,925	—	2,513	42	2,603	14
Mortgage, 1 to 4 family first liens	5,268	6,640	—	5,434	37	5,336	13
Mortgage, 1 to 4 family junior liens	12	485	—	25	—	13	—
Mortgage, multi-family	223	357	—	233	—	226	—
Mortgage, commercial	1,607	2,300	—	1,727	34	1,670	11
Loans to individuals	—	14	—	—	—	—	—
	$13,237	$17,274	$—	$13,769	$147	$13,448	$48

With an allowance recorded:
Agricultural	$4,442	$4,503	$653	$4,897	$169	$4,491	$53
Commercial and financial	1,652	1,698	913	1,732	62	1,743	21
Real estate:
Construction, 1 to 4 family residential	199	199	13	136	5	180	2
Construction, land development and commercial	505	505	33	321	11	354	4
Mortgage, farmland	5,581	5,581	784	5,667	183	5,584	61
Mortgage, 1 to 4 family first liens	1,734	1,861	106	1,761	54	1,743	17
Mortgage, 1 to 4 family junior liens	83	83	4	86	3	83	1
Mortgage, multi-family	6,187	6,187	407	6,251	210	6,228	71
Mortgage, commercial	80	80	2	81	3	80	1
Loans to individuals	85	85	85	88	7	90	3
	$20,548	$20,782	$3,000	$21,020	$707	$20,576	$234

Total:
Agricultural	$6,181	$6,484	$653	$6,675	$172	$6,258	$54
Commercial and financial	2,985	3,745	913	3,330	79	3,118	26
Real estate:
Construction, 1 to 4 family residential	315	350	13	252	9	296	3
Construction, land development and commercial	846	879	33	666	21	696	7
Mortgage, farmland	8,179	8,506	784	8,180	225	8,187	75
Mortgage, 1 to 4 family first liens	7,002	8,501	106	7,195	91	7,079	30
Mortgage, 1 to 4 family junior liens	95	568	4	111	3	96	1
Mortgage, multi-family	6,410	6,544	407	6,484	210	6,454	71
Mortgage, commercial	1,687	2,380	2	1,808	37	1,750	12
Loans to individuals	85	99	85	88	7	90	3
	$33,785	$38,056	$3,000	$34,789	$854	$34,024	$282

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans increased $0.12 million from December 31, 2016 to September 30, 2017.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.40% of loans held for investment as of September 30, 2017 and 1.48% as of December 31, 2016.  The increase in impaired loans is due mainly to an increase in TDR loans of $3.16 million and an increase in accruing loans past due 90 days or more of $1.16 million from December 31, 2016 to September 30, 2017, and is offset by a decrease in nonaccrual loans of $0.60 million, and a decrease of $3.60 million in relationships with a specific allowance for losses.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2017 are as follows:

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$36,792	$36,792	$36,792	$—	$—
Investment securities	271,110	271,110	—	271,110	—
Loans held for sale	6,717	6,717	—	6,717	—
Loans
Agricultural	74,022	73,954	—	—	73,954
Commercial and financial	209,458	209,387	—	—	209,387
Real estate:
Construction, 1 to 4 family residential	72,141	72,151	—	—	72,151
Construction, land development and commercial	105,417	105,340	—	—	105,340
Mortgage, farmland	204,974	205,401	—	—	205,401
Mortgage, 1 to 4 family first liens	817,072	813,125	—	—	813,125
Mortgage, 1 to 4 family junior liens	136,028	140,222	—	—	140,222
Mortgage, multi-family	332,893	330,677	—	—	330,677
Mortgage, commercial	356,436	354,673	—	—	354,673
Loans to individuals	25,591	25,575	—	—	25,575
Obligations of state and political subdivisions	57,398	56,681	—	—	56,681
Accrued interest receivable	11,484	11,484	—	11,484	—
Total financial instrument assets	$2,717,533	$2,713,289	$36,792	$289,311	$2,387,186
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$349,883	$349,883	$—	$349,883	$—
Interest-bearing deposits	1,723,159	1,727,433	—	1,727,433	—
Other borrowings	13,761	13,761	—	13,761	—
Federal Home Loan Bank borrowings	323,000	312,026	—	312,026	—
Interest rate swaps	3,464	3,464	—	3,464	—
Accrued interest payable	1,079	1,079	—	1,079	—
Total financial instrument liabilities	$2,414,346	$2,407,646	$—	$2,407,646	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$413,805	$—	$—	$—	$—
Letters of credit	11,398	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$425,203	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2017.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$39,894	$—	$39,894
State and political subdivisions	—	166,331	—	166,331
Other securities (FHLB, FHLMC and FNMA)	—	48,759	—	48,759
Derivative Financial Instruments
Interest rate swaps	$—	(3,464)	$—	(3,464)
Total	$—	$251,520	$—	$251,520

	December 31, 2016
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$27,482	$—	$27,482
State and political subdivisions	—	178,395	—	178,395
Other securities (FHLB, FHLMC and FNMA)	—	61,660	—	61,660
Derivative Financial Instruments
Interest rate swaps	—	(3,938)	—	(3,938)
Total	$—	$263,599	$—	$263,599

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

	September 30, 2017				Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$4,350	$4,350	$—	$23
Commercial and financial	—	—	1,667	1,667	8	135
Real Estate:
Construction, 1 to 4 family residential	—	—	186	186	—	—
Construction, land development and commercial	—	—	697	697	—	—
Mortgage, farmland	—	—	6,862	6,862	—	—
Mortgage, 1 to 4 family first liens	—	—	6,214	6,214	31	150
Mortgage, 1 to 4 family junior liens	—	—	34	34	71	88
Mortgage, multi-family	—	—	6,003	6,003	—	—
Mortgage, commercial	—	—	1,101	1,101	86	111
Loans to individuals	—	—	—	—	10	20
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$27,114	$27,114	$206	$527

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2018.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,003,216 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2017.  Of these 1,003,216 shares, 14,538 shares were purchased during the quarter ended September 30, 2017, at an average price per share of $52.80.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $68.95 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$54,200	$48,785
Credit cards	49,107	45,738
Commercial, real estate and home construction	138,982	113,251
Commercial lines and real estate purchase loans	171,516	180,892
Outstanding letters of credit	11,398	9,024

Note 9.	Income Taxes

Federal income tax expense for the nine months ended September 30, 2017 and 2016 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2016, 2015, and 2014 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2016, 2015, and 2014 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2017  and December 31, 2016 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2017, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2018. Income taxes as a percentage of income before taxes were 30.48% for the nine months ended September 30, 2017 and 31.40% for the same period in 2016.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $3.46 million of collateral as of September 30, 2017.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of September 30, 2017 and December 31, 2016:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
September 30, 2017
Interest rate swap	$25,000	$(853)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,611)	Other Liabilities	11/7/2023

December 31, 2016
Interest rate swap	$25,000	$(1,097)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,841)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
September 30, 2017
Interest rate swap	$151	Interest Expense	$—	Other Income	$—
Interest rate swap	142	Interest Expense	—	Other Income	—

December 31, 2016
Interest rate swap	$250	Interest Expense	$—	Other Income	$—
Interest rate swap	(101)	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of September 30, 2017 and December 31, 2016 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At September 30, 2017, the Bank has nineteen full-service locations.

Net income for the nine month period ended September 30, 2017 was $23.88 million compared to $24.84 million for the same nine months of 2016, a decrease of 3.86%.  The $0.96 million decrease in net income was caused by a number of factors.  The principal factors in the decrease in net income for the first nine months of 2017 are an increase in noninterest expenses of $3.09 million and an increase in provision for loan losses of $3.83 million. These changes were offset by an increase in net interest income of $4.87 million, an increase in noninterest income of $0.19 million, and a decrease in income tax expense of $0.90 million.

The Company achieved a return on average assets of 1.14% and a return on average equity of 10.39% for the twelve months ended September 30, 2017, compared to the twelve months ended September 30, 2016, which were 1.23% and 11.59%, respectively.  Dividends of $0.70 per share were paid in January 2017 to 2,390 shareholders.  The 2016 dividend was $0.65 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.46% for the nine months ended September 30, 2017 compared to 3.42% for the same nine months of 2016.  Average earning assets were $2.611 billion year to date in 2017 and $2.435 billion in 2016.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of September 30, 2017 for the Company included the following:

•	Total assets were $2.784 billion, an increase of $128.00 million since December 31, 2016.

•	Cash and cash equivalents were $36.79 million, a decrease of $1.41 million since December 31, 2016.

•	Net loans were $2.398 billion, an increase of $136.90 million since December 31, 2016. Loans held for sale decreased $3.09 million since December 31, 2016.

•	Deposits increased $36.73 million since December 31, 2016. $74.00 million of deposit growth are temporary public funds.

•	Federal Home Loan Bank borrowings were $323.00 million, an increase of $88.00 million since December 31, 2016.

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

The following table sets forth the composition of the loan portfolio as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$76,484	3.16%	$92,871	4.08%
Commercial and financial	214,199	8.85	192,995	8.47
Real estate:
Construction, 1 to 4 family residential	73,404	3.03	57,864	2.54
Construction, land development and commercial	107,170	4.43	121,561	5.34
Mortgage, farmland	208,982	8.64	202,340	8.89
Mortgage, 1 to 4 family first liens	823,529	34.04	767,469	33.70
Mortgage, 1 to 4 family junior liens	137,271	5.67	125,400	5.51
Mortgage, multi-family	335,439	13.86	302,831	13.30
Mortgage, commercial	359,332	14.85	334,198	14.68
Loans to individuals	26,223	1.08	25,157	1.10
Obligations of state and political subdivisions	57,861	2.39	54,462	2.39
	$2,419,894	100.00%	$2,277,148	100.00%
Net unamortized fees and costs	886		827
	$2,420,780		$2,277,975
Less allowance for loan losses	29,350		26,530
	$2,391,430		$2,251,445

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,462	8.39%	3.16%	$2,947	11.11%	4.08%
Commercial and financial	4,741	16.15	8.85	4,531	17.08	8.47
Real estate:
Construction, 1 to 4 family residential	1,263	4.30	3.03	1,023	3.86	2.54
Construction, land development and commercial	1,753	5.97	4.43	1,867	7.04	5.34
Mortgage, farmland	4,008	13.66	8.64	3,417	12.88	8.89
Mortgage, 1 to 4 family first liens	7,343	25.02	34.04	6,560	24.72	33.70
Mortgage, 1 to 4 family junior liens	1,243	4.24	5.67	1,117	4.21	5.51
Mortgage, multi-family	2,546	8.67	13.86	1,669	6.29	13.30
Mortgage, commercial	2,896	9.87	14.85	2,376	8.95	14.68
Loans to individuals	632	2.15	1.08	642	2.42	1.10
Obligations of state and political subdivisions	463	1.58	2.39	381	1.44	2.39
	$29,350	100.00%	100.00%	$26,530	100.00%	100.00%

The allowance for loan losses totaled $29.35 million at September 30, 2017 compared to $26.53 million at December 31, 2016.  The percentage of the allowance to outstanding loans was 1.21% and 1.17% at September 30, 2017 and December 31, 2016, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2017 is the result of $136.90 million million in loan growth and a change in the composition and allocation of loans within credit quality ratings.

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

Management has determined that the allowance for loan losses was appropriate at September 30, 2017, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Index

HILLS BANCORPORATION

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company decreased by $12.55 million from December 31, 2016 to September 30, 2017.  The fair value of securities available for sale was $1.30 million more than the amortized cost of such securities as of September 30, 2017.  At December 31, 2016, the fair value of the securities available for sale was $1.50 million less than the amortized cost of such securities.

Deposits increased $36.73 million in the first nine months of 2017. Repurchase agreements decreased $19.73 million since December 31, 2016.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $73.09 million as of September 30, 2017 with an average rate of 0.99%.  Brokered deposits were $112.70 million as of December 31, 2016 with an average interest rate of 0.59%. As of September 30, 2017 and December 31, 2016, brokered deposits were 3.53% and 5.53% of total deposits, respectively.

FHLB Borrowings increased $88.00 million to $323.00 million for the nine months ended September 30, 2017. This increase was primarily used to fund the $136.90 million of loan growth for the nine months ended September 30, 2017.

Dividends and Equity

In January 2017, Hills Bancorporation paid a dividend of $6.49 million or $0.70 per share.  The dividend was $0.65 per share in January 2016.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2017 totaled $309.57 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of September 30, 2017 and December 31, 2016 the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of September 30, 2017 and December 31, 2016 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of September 30, 2017:
Company:
Total risk-based capital	$379,401	16.63%	8.000%	10.000%
Tier 1 risk-based capital	350,876	15.38	6.000	8.000
Tier 1 common equity	350,876	15.38	4.500	6.500
Leverage ratio	350,876	12.76	4.000	5.000
Bank:
Total risk-based capital	380,050	16.67	8.000	10.000
Tier 1 risk-based capital	351,549	15.42	6.000	8.000
Tier 1 common equity	351,549	15.42	4.500	6.500
Leverage ratio	351,549	12.79	4.000	5.000

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2016:
Company:
Total risk-based capital	$357,440	16.17%	8.00%	10.00%
Tier 1 risk-based capital	330,910	14.97	6.00	8.00
Tier 1 common equity	330,910	14.97	4.50	6.50
Leverage ratio	330,910	12.63	4.00	5.00
Bank:
Total risk-based capital	357,895	16.20	8.00	10.00
Tier 1 risk-based capital	331,365	15.00	6.00	8.00
Tier 1 common equity	331,365	15.00	4.50	6.50
Leverage ratio	331,365	12.66	4.00	5.00

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2017 and 2016

Net Income Overview

Net income decreased $0.96 million for the nine months ended September 30, 2017 compared to the first nine months of 2016.  Total net income was $23.88 million in 2017 and $24.84 million in the comparable period in 2016, an decrease of 3.86%.  The changes in net income in 2017 from the first nine months of 2016 were primarily the result of the following:

•	Net interest income increased by $4.87 million, before provision expense. Total interest income increased by $5.70 million as a result of growth in the volume of earning assets.

•	The provision for loan losses increased by $3.83 million.

•	Noninterest income increased by $0.19 million.

•	Noninterest expenses increased by $3.09 million.

•	Income tax expense decreased by $0.90 million.

For the nine month period ended September 30, 2017 and September 30, 2016 basic earnings per share was $2.56 and $2.67, respectively. Diluted earnings per share was $2.56 for the nine months ended September 30, 2017 compared to $2.67 for the same period in 2016.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $65.37 million for the first nine months of 2017 was derived from the Company’s $2.611 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.46%.  Average earning assets in the nine months ended September 30, 2016 were $2.435 billion and the tax-equivalent net interest margin was 3.42%.  Net interest margin is the yield generated from earning assets minus interest expense represented as a percentage of the Bank's earning assets. The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $1.96 million change in income before income taxes in the nine month period ended September 30, 2017.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets.  The Company expects net interest income to remain stable through 2017 and net interest compression to impact earnings in future years.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.398 billion at September 30, 2017.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was an expense of $1.83 million in 2017 compared to a reduction of expense of $2.00 million in 2016.  The majority of the increase was the result of $14.09 million in loans in which a specific reserve of $1.47 million was allocated. The Company believes that the provision for loan losses may increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $10.47 million and $11.37 million for the nine months ended September 30, 2017 and 2016, respectively.  Income taxes as a percentage of income before taxes were 30.48% in 2017 and 31.40% in 2016.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2017 and 2016

Net Interest Income

Net interest income increased for the nine months ended September 30, 2017 compared to the comparable period in 2016.  The increase was as a result of growth in the average volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first nine months of 2017 was 3.46% compared to 3.42% in 2016 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2017 compared to the comparable period in 2016 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$178,712	(0.01)%	$5,544	$(92)	$5,452
Taxable securities	3,507	0.15	58	99	157
Nontaxable securities	6,405	(0.10)	146	(129)	17
Federal funds sold	(12,386)	0.45	(48)	69	21
	$176,238		$5,700	$(53)	$5,647

Interest expense:
Interest-bearing demand deposits	$29,000	0.01%	$(30)	$(65)	$(95)
Savings deposits	80,031	0.10	(131)	(548)	(679)
Time deposits	1,080	0.07	5	(219)	(214)
Other borrowings	(1,163)	—	—	—	—
FHLB borrowings	28,718	(0.52)	(749)	1,035	286
Interest-bearing other liabilities	(21,623)	0.30	39	(61)	(22)
	$116,043		$(866)	$142	$(724)
Change in net interest income			$4,834	$89	$4,923

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2017	2016
Yield on average interest-earning assets	4.11%	4.08%
Rate on average interest-bearing liabilities	0.85	0.84
Net interest spread	3.26%	3.24%
Effect of noninterest-bearing funds	0.20	0.18
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.46%	3.42%

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2017 and 2016

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2017.  The target rate was increased in June, 2017 at 1.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2017, the rate indexes for the one, three and five year indexes were 1.31%, 1.62% and 1.92%, respectively.  The one year index increased 122.03% from 0.59% at September 30, 2016, the three year index increased 84.10% and the five year index increased 68.42%.  The three year index was 0.88% and the five year index was 1.14% at September 30, 2016.  The targeted federal funds rate was 1.25% and 0.50% at September 30, 2017 and 2016, respectively.  The Company anticipates possible increases in short term and long term rates in the indexes for the remainder of 2017.

Provision for Loan Losses

The provision for loan losses was an expense of $1.83 million for the nine months ended September 30, 2017 compared to a reduction of expense of $2.00 million in 2016, an expense increase of $3.83 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The increase in expense in 2017 is the net result of an increase in net loans, a change in the composition and allocation of loans within credit quality ratings, and a specific allowance of $1.47 million recorded for $14.09 million in 2 loan relationships.

The allowance for loan losses increased $2.82 million during the first nine months of 2017.  In the first nine months of 2017, there was a increase of $2.93 million due to increases in average balances and composition of loans outstanding and a $0.11 million decrease in the amount allocated to the allowance due to declines in credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2017 and 2016, recoveries were $2.46 million and $3.15 million respectively; and charge-offs were $1.46 million in 2017 and $1.52 million in 2016.  The allowance for loan losses totaled $29.35 million at September 30, 2017 compared to $26.53 million at December 31, 2016.  The allowance represented 1.21% and 1.17% of loans held for investment at September 30, 2017 and December 31, 2016.

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,119	$1,437	$(318)	(22.13)%
Trust fees	5,883	5,185	698	13.46
Service charges and fees	6,557	6,516	41	0.63
Net gain on sale of other real estate owned and other repossessed assets	89	376	(287)	(76.33)
Other noninterest income	1,599	1,541	58	3.76
	$15,247	$15,055	$192	1.28

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2017 and 2016

Loans originated for sale in the first nine months of 2017 totaled $109.52 million compared to $151.55 million in the same period in 2016, a decrease of 27.73%.  In the nine months ended September 30, 2017 and 2016, the net gain on sale of loans was $1.12 million and $1.44 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.70 million in the nine months ended September 30, 2017 compared to September 30, 2016 due to new trust relationships.

Net gain on sale of other real estate owned and other repossessed assets decreased $0.28 million in the nine months ended September 30, 2017 compared to September 30, 2016 due to a decrease in the amount of other real estate owned by the Company.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$24,707	$22,617	$2,090	9.24%
Occupancy	3,148	3,001	147	4.90
Furniture and equipment	4,356	4,111	245	5.96
Office supplies and postage	1,487	1,282	205	15.99
Advertising and business development	2,123	2,426	(303)	(12.49)
Outside services	5,943	5,386	557	10.34
FDIC insurance assessment	636	938	(302)	(32.20)
Other noninterest expense	2,033	1,585	448	28.26
	$44,433	$41,346	$3,087	7.47

In the nine months ended September 30, 2017 and 2016, salaries and employee benefits expense increased $2.09 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff branch growth. Other noninterest expense categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2017.

Discussion of operations for the three months ended September 30, 2017 and 2016

Net Income Overview

Net income decreased $0.62 million for the three months ended September 30, 2017 compared to the same period in 2016.  Total net income was $8.55 million in 2017 and $9.18 million in the comparable period in 2016, a decrease of 6.80%.  For the three month period ended September 30, 2017 and September 30, 2016 basic earning per share was $0.92 and $0.99, respectively. Diluted earnings per share was $0.92 for the three months ended September 30, 2017 compared to $0.99 for the same period in 2016.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2017 and 2016

Net Interest Income

Net interest income increased for the three months ended September 30, 2017 compared to the comparable period in 2016.  The increase was primarily the result of growth in the volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended September 30, 2017 was 3.44% compared to 3.49% in 2016 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 35% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2017 compared to the comparable period in 2016 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$190,297	—%	$2,056	$(16)	$2,040
Taxable securities	5,589	0.20	35	40	75
Nontaxable securities	4,163	(0.09)	32	(35)	(3)
Federal funds sold	(12,386)	0.12	(2)	5	3
	$187,663		$2,121	$(6)	$2,115

Interest expense:
Interest-bearing demand deposits	$41,015	0.02%	$(14)	$(32)	$(46)
Savings deposits	35,918	0.10	(16)	(190)	(206)
Time deposits	15,780	0.09	(49)	(99)	(148)
Other borrowings	—	—	—	—	—
FHLB borrowings	86,774	(0.60)	(767)	469	(298)
Interest-bearing other liabilities	(31,851)	0.62	22	(52)	(30)
	$147,636		$(824)	$96	$(728)
Change in net interest income			$1,297	$90	$1,387

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2017	2016
Yield on average interest-earning assets	4.13%	4.12%
Rate on average interest-bearing liabilities	0.90	0.82
Net interest spread	3.23%	3.30%
Effect of noninterest-bearing funds	0.21	0.19
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.44%	3.49%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2017 and 2016

Provision for Loan Losses

The provision for loan losses was an expense of $0.13 million for the three months ended September 30, 2017 compared to a reduction of expense of $1.83 million in 2016, an expense increase of $1.96 million. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.

The allowance for loan losses increased $0.40 million during the three months ended September 30, 2017.  In the three months ended September 30, 2017, there was a $0.32 million decrease in the amount allocated to the allowance due to credit quality and a $0.72 million increase due to the composition of loans outstanding.

In addition to provision expense, the allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2017 and 2016, recoveries were $0.58 million and $1.16 million, respectively; and charge-offs were $0.31 million in 2017 and $0.48 million in 2016.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$423	$602	$(179)	(29.73)%
Trust fees	1,980	1,731	249	14.38
Service charges and fees	2,197	2,243	(46)	(2.05)
Net gain on sale of other real estate owned and other repossessed assets	33	342	(309)	—
Other noninterest income	372	396	(24)	(6.06)
	$5,005	$5,314	$(309)	(5.81)

In the three months ended September 30, 2017 and 2016, the net gain on sale of loans was $0.42 million and $0.60 million , respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.25 million in the three months ended September 30, 2017 compared to September 30, 2016 due to new trust relationships.

Net gain on sale of other real estate owned and other repossessed assets decreased $0.31 million in the three months ended September 30, 2017 compared to September 30, 2016 due to a decrease in the amount of other real estate owned by the Company.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2017 and 2016

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$8,134	$8,158	$(24)	(0.29)%
Occupancy	1,087	1,017	70	6.88
Furniture and equipment	1,491	1,350	141	10.44
Office supplies and postage	516	436	80	18
Advertising and business development	628	800	(172)	(21.50)
Outside services	2,077	1,845	232	12.57
FDIC insurance assessment	217	315	(98)	(31.11)
Other noninterest expense	671	510	161	31.57
	$14,821	$14,431	$390	2.70

Income Taxes

Federal and state income tax expenses were $3.72 million and $4.40 million for the three months ended September 30, 2017 and 2016, respectively.  Income taxes as a percentage of income before taxes were 30.32% in 2017 and 32.40% in 2016.

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 9.16% of the Company’s total assets at September 30, 2017 compared to 10.07% at December 31, 2016.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2017, the Company had borrowed $323.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $457.59 million at September 30, 2017.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $244.70 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2017.

As of September 30, 2017, investment securities with a carrying value of $30.46 million were pledged to collateralize public and trust deposits, repurchase agreements, derivative financial instruments, and other borrowings.  As of December 31, 2016, investment securities with a carrying value of $61.81 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	5,543	$52.50	5,543	505,779
August 1 to August 31	4,123	52.97	4,123	501,656
September 1 to September 30	4,872	53.00	4,872	496,784
Total	14,538	$52.80	14,538	496,784

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

HILLS BANCORPORATION

Date:	November 7, 2017	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	November 7, 2017	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2017

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2017 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	58-59

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	60