Form 10-K
period 2017-12-31
HILLS BANCORPORATION
filed 2018-03-05
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.	Commission File Number 0-12668
HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)

Iowa	42-1208067
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 Main Street, PO Box 160, Hills, Iowa 52235
(Address of principal executive offices)

Registrant's telephone number, including area code:  (319) 679-2291
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017, based on the most recent sale price of $52.50 per share, and 7,686,394 shares held was $403,535,685.  Common stock held by non-affiliates excludes 1,643,120 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 28, 2018 is 9,421,130 shares of no par value common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement dated March 16, 2018 for the Annual Meeting of the Shareholders of the Registrant to be held April 16, 2018 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $2.068 billion and comprised 84.10% of the Bank’s loan portfolio as of December 31, 2017.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2017, mortgage loans totaled $1.889 billion and comprised 76.80% of the Bank’s loan portfolio.

Residential real estate loans totaled $975.79 million and were 39.67% of the Bank’s loan portfolio as of December 31, 2017.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $361.20 million and were 14.69% of the Bank’s loan portfolio at December 31, 2017.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $336.81 million and were 13.69% of the Bank’s loan portfolio at December 31, 2017.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $215.29 million and were 8.75% of the Bank’s loan portfolio at December 31, 2017.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2017, construction loans for personal residences totaled $69.74 million and were 2.84% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $109.60 million and were 4.46% of the Bank’s loan portfolio.  In total, construction loans totaled $179.34 million and were 7.30% of the Bank’s loan portfolio as of December 31, 2017.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $218.63 million and comprised 8.89% of the total loan portfolio at December 31, 2017.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $88.58 million and constituted 3.60% of the total loan portfolio at December 31, 2017.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2017, consumer loans totaled $26.42 million and were 1.07% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $57.63 million and comprised 2.34% of the Bank’s total loan portfolio at December 31, 2017.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand, savings and time deposits.

Average Daily Balances

The following table shows average balances of assets, liabilities and stockholders’ equity:

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2017	2016	2015
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$27,409	$26,180	$26,117
Interest-bearing cash and cash equivalents	37,024	31,886	11,713
Taxable securities	105,059	101,187	99,458
Nontaxable securities	168,877	162,742	158,564
Federal funds sold	71	50	22
Loans, net	2,340,606	2,159,985	2,014,057
Property and equipment, net	38,139	35,225	33,083
Other assets	39,175	43,558	46,123
	$2,756,360	$2,560,813	$2,389,137
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$342,640	$312,406	$292,943
Interest-bearing demand deposits	548,598	499,882	469,463
Savings deposits	748,862	684,283	604,633
Time deposits	451,208	438,173	484,810
Other borrowings	28,602	51,177	51,882
FHLB borrowings	268,411	231,443	161,091
Noninterest-bearing other liabilities	22,226	23,177	22,173
Interest-bearing other liabilities	—	872	2,639
Redeemable common stock held by Employee Stock Ownership Plan	42,045	39,172	36,067
Stockholders' equity	303,768	280,228	263,436
	$2,756,360	$2,560,813	$2,389,137

Other Information

The Bank’s business is not seasonal.  As of December 31, 2017, the Company had no employees and the Bank had 435 full-time and 64 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 117,000.  Johnson County, Iowa has a population of approximately 150,000.  The University of Iowa in Iowa City has approximately 33,500 students and 36,100 full and part-time employees, including 8,300 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of about 4,600. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 171,700 including approximately 38,000 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 224,300.  The largest employer in the Cedar Rapids area is Rockwell Collins, Inc., manufacturer of communications instruments, with over 8,800 employees.

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

COMPETITION

Competition among financial institutions in attracting and retaining deposits and making loans is intense.  Traditionally, the Company’s most direct competition for deposits has come from commercial banks, savings institutions and credit unions doing business in its areas of operation.  Increasingly, the Company has experienced competition for deposits from nonbanking sources, such as securities firms, insurance companies, money market mutual funds and financial services subsidiaries of commercial and manufacturing companies.  Competition for loans comes primarily from other commercial banks, savings institutions, consumer finance companies, credit unions, mortgage banking companies, insurance companies and other institutional lenders.  The Company competes primarily on the basis of products offered, customer service and price.  A number of institutions with which the Company competes enjoy the benefits of fewer regulatory constraints and lower cost structures including favorable income tax treatments.  Some have greater assets and capital than the Company does and, thus, are better able to compete on the basis of price than the Company.  Technological advances, which may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties, could make it more difficult for the Company to compete in the future.

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2017 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	9	$1,526	7	$402	3	$160
Branches of largest competing national bank	7	293	9	860	1	22
Largest competing independent bank	8	665	7	878	2	185
Largest competing credit union (1)	6	3,262	7	903	1	1
All other bank and credit union offices	25	893	79	3,144	7	214
Total Market in County	55	$6,639	109	$6,187	14	$582

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

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a Tier 1 Leverage Capital Ratio of 12.34%, with Common Equity Tier 1 Ratio of 15.41%, with Tier 1 Risk-Based Capital Ratio of 15.41% and Total Risk-Based Capital Ratio of 16.66%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2017, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

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

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.50% plus a fully-funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2017, the Tier 1 risk-based leverage ratio of the Bank was 12.36% and exceeded the ratio required by the Superintendent.

Capital adequacy for banks took on an added dimension with the establishment of a formal system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) which provides the federal banking regulators of the Bank with broad power to take prompt corrective action to resolve the problems of undercapitalized banking institutions.  The extent of the regulators’ powers depends on whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Under prompt corrective action, banks that are inadequately capitalized face a variety of mandatory and discretionary supervisory actions.  For example, “undercapitalized banks” must restrict asset growth, obtain prior approval for business expansion, and have an approved plan to restore capital.  “Critically undercapitalized banks” must be placed in receivership or conservatorship within 90 days unless some other action would result in lower long-term costs to the deposit insurance fund.

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2017 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2017:
Company:
Total risk-based capital	$383,766	16.66%	8.00%	10.00%
Tier 1 risk-based capital	354,970	15.41	6.00	8.00
Tier 1 common equity	354,970	15.41	4.50	6.50
Leverage ratio	354,970	12.34	4.00	5.00
Bank:
Total risk-based capital	384,181	16.69	8.00	10.00
Tier 1 risk-based capital	355,402	15.44	6.00	8.00
Tier 1 common equity	355,402	15.44	4.50	6.50
Leverage ratio	355,402	12.36	4.00	5.00

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

Dividends.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2017.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $171.27 million of the Bank’s Tier 1 capital of $355.40 million as of December 31, 2017, is available for the payment of dividends to the Company. Also, the capital conservation buffer discussed previously could limit the amount of payment of dividends if the Company fails to maintain required capital levels.

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

Our primary markets include the Iowa counties of Johnson, Linn and Washington.  Our market has been one of the strongest economic areas in Iowa exhibiting economic growth over the past ten years.  The unemployment rate for the our prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  However, unfavorable or uncertain economic and market conditions may adversely affect our business and profitability.  Our business faces various material risks, including credit risk, liquidity risk and the risk that the demand for our products and services will decrease.  Consumer confidence, real estate values, interest rates and investment returns could make the types of loans we originate less profitable and could increase our credit risk and litigation expense.  And, while the presence of the University of Iowa and its affiliated institutions has a significant favorable impact upon the regional economy, it is unclear what impact the State budget and funding models will have on the University of Iowa and the University of Iowa Hospitals and Clinics.

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

Under regulatory capital adequacy guidelines, we must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.  Failure to meet minimum capital requirements could have a material effect on our financial condition and could subject us to a variety of enforcement actions, as well as certain restrictions on our business.  Failure to maintain the status of “well-capitalized” under the regulatory framework could adversely affect the confidence that our customers have in us, which may lead to a decline in the demand for or a reduction in the prices that we are able to charge for our products and services. Failure to meet the guidelines could also limit our access to liquidity sources.

Our growth may require us to raise additional capital in the future, but that capital may not be available.

We may at some point need to raise additional capital to maintain our “well-capitalized” status.  Any capital we obtain may result in the dilution of the interests of existing holders of our stock.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us.

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

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area.  As of December 31, 2017, approximately 84.10% of our loans had real estate as a primary component of collateral.  The market value of real estate may fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could adversely impact the future cash flow and market values of the affected properties.

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

Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan.  The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, changes in market prices for agricultural products (both domestically and internationally) and the impact of government regulation (including changes in price supports, subsidies and environmental regulation). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm.  If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans.  Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors and accountants if made available. If this information is inaccurate, we may be subject to regulatory action, reputational harm or other adverse effects with respect to the operation of our business, our financial condition and our results of operation.

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

We maintained a balance of $300.16 million, or 10.13% of our assets, in investment securities at December 31, 2017. Changes in market interest rates may affect the value of of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that may reduce our stockholders' equity. Further, we periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Any activity that jeopardizes our network and the security of the information stored thereon may result in significant cost and have a significant adverse effect on our reputation. We maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks. Such insurance coverage may be insufficient to cover all losses.

Loss of key third-party vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses.

We rely on third-party vendors to provide key components of our business operations such as data processing, recording and monitoring transactions, online and mobile banking interfaces and services, internet connections and network access. While we have performed due diligence procedures in selecting vendors, we do not control their actions. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect non-public personal information of our customers or employees, we may suffer operational impairments, reputational damage and financial losses. Replacing these third-party vendors could create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

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

The Company's office and the main office of the Bank are located at 131 Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001.  With the completion of the 2001 addition, the entire Bank’s operations and administrative functions were consolidated in Hills, Iowa.  The Bank operates its business from its main office and its 18 full service branches in the Iowa counties of Johnson, Linn and Washington.  The Bank owns its main office complex and 14 of its branch offices.  Four of the Bank’s branches are leased.

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

As of January 31, 2018, the Company had 2,366 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange.  While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its OTC Pink tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2017		2016
	High	Low	High	Low
1st quarter	$54.89	$48.00	$45.00	$43.56
2nd quarter	54.45	50.50	46.50	44.25
3rd quarter	54.35	52.50	59.00	44.50
4th quarter	54.15	52.60	49.55	45.75

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2017	93,095	176	$54.00	$48.00	(1)
2016	120,911	191	$48.00	$44.50	(2)
2015	108,099	127	$44.50	$41.25	(3)

(1)
2017 transactions included repurchases by the Company of 46,966 shares of stock under the 2005 Stock Repurchase Program.  2017 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $48.00 to $54.00 per share.

(2)
2016 transactions included repurchases by the Company of 85,362 shares of stock under the 2005 Stock Repurchase Program.  2016 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $44.50 to $48.00 per share.

(3)
2015 transactions included repurchases by the Company of 80,168 shares of stock under the 2005 Stock Repurchase Program.  2015 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $41.25 to $44.50 per share.

All transactions under the 2005 Stock Repurchase Program were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock. The most recent independent current quarterly appraisal value of the stock is $57.00 a share. The closing bid for the Company's stock on February 15, 2018 was $55.00 a share as reported by the OTC Markets Group, Inc.

The Company paid aggregate annual cash dividends in 2017, 2016 and 2015 of $6.49 million, $6.06 million and $5.85 million respectively, or $0.700 per share in 2017, $0.650 per share in 2016 and $0.625 per share in 2015.  In January 2018, the Company declared and paid a dividend of $0.750 per share totaling $7.00 million.  The decision to declare any such cash dividends in the future, and the amount thereof, rests within the discretion of the Board of Directors and will remain subject to, among other things, certain regulatory restrictions imposed on the payment of dividends by the Bank, and the future earnings, capital requirements and financial condition of the Company. For a discussion of the restrictions on the Company's ability to pay dividends, see the section under Item 1 of this Form 10-K captioned 'Supervision and Regulation.'

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by MORNINGSTAR of Chicago, IL. The latter index reflects the performance of twenty-five bank holding companies operating principally in the Midwest as selected by MORNINGSTAR. The indexes assume the investment of $100 on December 31, 2012 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

	2012	2013	2014	2015	2016	2017
HILLS BANCORPORATION	$100.00	$108.83	$121.54	$133.11	$145.67	$166.27
REGIONAL-SOUTHWEST BANKS	$100.00	$141.00	$136.27	$132.64	$200.67	$211.57
NASDAQ MARKET INDEX	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2017, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	10,220	$33.44	59,728
Equity compensation plans not approved by security holders	—	—	—
Total	10,220	$33.44	59,728

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2019.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2017:

Period in 2017	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	1,802	$53.00	1,802	494,982
November 1 to November 30	1,539	54.00	1,539	493,443
December 1 to December 31	3,360	54.00	3,360	490,083
Total	6,701	$53.73	6,701	490,083

Item 6.	Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2017.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2017	2016	2015	2014	2013
YEAR-END TOTALS (Amounts in Thousands)
Total assets	$2,963,360	$2,655,770	$2,493,607	$2,334,318	$2,167,795
Investment securities	300,160	279,950	276,069	267,240	246,089
Loans held for sale	5,162	9,806	5,554	4,476	4,927
Loans, net	2,431,165	2,251,445	2,099,174	1,961,369	1,801,247
Deposits	2,288,565	2,036,312	1,890,702	1,835,069	1,709,877
Federal Home Loan Bank borrowings	295,000	235,000	225,000	140,000	125,000
Redeemable common stock	43,308	40,781	37,562	34,571	29,574
Stockholders' equity	311,716	289,270	272,175	255,528	243,789

EARNINGS (Amounts in Thousands)
Interest income	$105,952	$97,677	$92,167	$86,582	$84,895
Interest expense	17,972	16,087	14,967	15,037	16,848
Provision for loan losses	1,688	(1,163)	1,655	1,042	1,131
Other income	20,818	19,995	20,802	19,356	19,205
Other expenses	59,512	56,799	55,460	51,756	49,278
Income taxes	19,537	14,394	12,469	11,129	10,912
Net income	28,061	31,555	28,418	26,974	25,931
Net income before Tax Act (1)	32,770	NA	NA	NA	NA

PER SHARE
Net income:
Basic	$3.01	$3.40	$3.04	$2.88	$2.76
Basic before Tax Act (1)	3.51	NA	NA	NA	NA
Diluted	3.01	3.40	3.04	2.87	2.75
Diluted before Tax Act (1)	3.51	NA	NA	NA	NA
Cash dividends	0.700	0.650	0.625	0.575	0.550
Book value as of December 31	33.39	31.22	29.20	27.24	25.79
Increase (decrease) in book value due to:
ESOP obligation	(4.64)	(4.40)	(4.03)	(3.69)	(3.13)
Accumulated other comprehensive income	(0.26)	(0.36)	(0.13)	(0.05)	0.71

SELECTED RATIOS
Return on average assets	1.02%	1.23%	1.19%	1.21%	1.23%
Return on average assets before Tax Act (1)	1.19	NA	NA	NA	NA
Return on average equity	9.24	11.26	10.79	10.83	11.13
Return on average equity before Tax Act (1)	10.79	NA	NA	NA	NA
Net interest margin	3.43	3.43	3.50	3.49	3.49
Average stockholders' equity to average total assets	11.02	10.94	11.03	11.17	11.08
Dividend payout ratio	23.11	19.20	20.60	20.09	20.00

(1)	Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measures section of this report in Item 7.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion by management is presented regarding the financial results for the Company for the dates and periods indicated.  The discussion should be read in conjunction with the “Selected Consolidated Five-Year Statistical Summary” and the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

An overview of the year 2017 is presented following the section discussing a special note regarding forward looking statements.

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

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company's presentation of net income without the effect of the Tax Cut and Jobs Act enacted on December 22, 2017 (the "Tax Act"), and the presentation of earnings per share, return on assets and return on equity with the adjusted net income figure. Management believes these Non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company's financial performance. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures. These non-GAAP disclosures should not be considered an alternative to the Company's GAAP results. The following table reconciles the non-GAAP financial measures to GAAP.

Year Ended December 31, 2017
Reconciliation of net income before effect of Tax Act to net income (GAAP):
Net Income (GAAP)	$28,061
Tax Act related tax expense	4,709
Net Income before Tax Act related expense	$32,770

Reconciliation of earnings per share before effect of Tax Act to earnings per share (GAAP):
Non-GAAP net income reconciled above	$32,770
Weighted average shares outstanding (basic)	9,330,003
Earnings Per Share (basic) before effect of Tax Act	$3.51

Weighted average shares outstanding (diluted)	9,334,635
Earnings Per Share (diluted) before effect of Tax Act	$3.51

Reconciliation of return on average assets before effect of Tax Act to return on average assets (GAAP):
Non-GAAP net income reconciled above	$32,770
Average assets	2,756,360
Return on average assets before effect of Tax Act	1.19%

Reconciliation of return on average equity after effect of Tax Act to return on average equity (GAAP):
Non-GAAP net income reconciled above	$32,770
Average equity	303,768
Return on average equity before effect of Tax Act	10.79%

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

The Company’s net income for 2017 was $28.06 million compared to $31.56 million in 2016. Before the effect of the Tax Act, the Company's net income for 2017 would have been $32.77 million. (1)   Diluted earnings per share were $3.01 and $3.40 for the years ended December 31, 2017 and 2016, respectively. Before the effect of the Tax Act, diluted earnings per share would have been $3.51. (1)

TheTax Act will resulted in an approximately $4.7 million charge against net income primarily due to the write down of its deferred tax assets as a result of the Tax Act’s reduction in the base corporate tax rate from 35% to 21%. While the Tax Act negatively impacts earnings for the Company's fiscal year ended December 31, 2017, the lower corporate rate is expected to be a significant ongoing benefit to the Company.

The Bank’s net interest income is the largest component of the Bank’s revenue, and is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the years ended December 31, 2017 and 2016, the Bank achieved a net interest margin of 3.43% and 3.43%, respectively. For the year ended December 31, 2017, net interest income on a tax equivalent basis increased by $6.48 million. In 2017, net interest income increased $6.27 million due to growth of $195.79 million in the Bank's average earning assets and increased $0.21 million due to interest rate changes.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2017 included the following:

•	Loans, net of allowance for loan losses and unamortized fees and costs, totaling $2.436 billion.

•	Loan growth, net in 2017 of $179.72 million.

•	Deposit growth of $252.25 million in 2017. Deposits increased to $2.289 billion and included $284.41 million of brokered deposits.

•	FHLB Borrowings increased $60.00 million.

•	Short-term borrowings decreased $33.49 million.

•	Stockholders’ equity increased $22.45 million to $311.72 million in 2017, with dividends having been paid in 2017 of $6.49 million.
Reference is made to Note 13 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

The return on average equity was 9.24% in 2017 compared to 11.26% in 2016.  The returns for the three previous years, 2015, 2014 and 2013, were 10.79%, 10.83% and 11.13%, respectively. Before the effect of the Tax Act, the Company's return on average equity would have been 10.79%. (1)  The Company remains well-capitalized as of December 31, 2017 with total risk-based capital at 16.66% and Tier 1 risk-based capital at 15.41%.  The minimum regulatory guidelines are 8% and 6% respectively.  The Company paid a dividend per share of $0.700 in 2017, $0.650 in 2016 and $0.625 in the year ended December 31, 2015.

A detailed discussion of the financial position and results of operations follows this overview.

(1) Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measurement section of this report.

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

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance for loan losses as of December 31, 2017 and 2016 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Position

Year End Amounts	2017	2016	2015	2014	2013
	(Amounts In Thousands)
Total assets	$2,963,360	$2,655,770	$2,493,607	$2,334,318	$2,167,795
Investment securities	300,160	279,950	276,069	267,240	246,089
Loans held for sale	5,162	9,806	5,554	4,476	4,927
Loans, net	2,431,165	2,251,445	2,099,174	1,961,369	1,801,247
Deposits	2,288,565	2,036,312	1,890,702	1,835,069	1,709,877
Federal Home Loan Bank borrowings	295,000	235,000	225,000	140,000	125,000
Redeemable common stock	43,308	40,781	37,562	34,571	29,574
Stockholders' equity	311,716	289,270	272,175	255,528	243,789

Total assets at December 31, 2017 increased $307.59 million, or 11.58%, from the prior year-end.  Asset growth from 2015 to 2016 was $162.16 million and represented a 6.50% increase.  The largest growth in assets occurred in Net Loans, which increased $179.72 million and $152.27 million for the years ended December 31, 2017 and 2016, respectively.  Loans held for sale to the secondary market decreased $4.64 million for the year ended December 31, 2017 and increased $4.25 million for the year ended December 31, 2016, respectively.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $2.461 billion and $2.278 billion at December 31, 2017 and 2016, respectively.

The local economy that generated increased demand for loans was a significant factor in the trend of increasing net loans in each of the last five years.  The trend of increasing Net Loans may not continue, and as a result, may not be indicative of future performance.

Loans secured by real estate represent the largest increase in loan growth.  These loans increased $156.76 million in 2017 and increased $148.92 million in 2016.  Loans secured by real estate include loans for 1 to 4 family residential properties, multi-family properties, agricultural real estate, commercial real estate and construction and development.

On a net basis, the Company originated $181.63 million and $147.25 million in loans to customers for the years ended December 31, 2017 and 2016, respectively.  Net loan originations increased 23.35% in 2017 compared to 2016.  The increase in net loan originations in 2017 as compared to 2016 is reflective of economic growth in the Company’s trade area.  The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity.  The Company held participations purchased of $14.94, $13.88 and $14.13 million as of December 31, 2017, 2016 and 2015, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did not experience a material change in the composition of its loans held for investment in 2017 or 2016.  Residential real estate loans, including first and junior liens, were $975.79 million, $892.87 million and $845.03 million as of December 31, 2017, 2016 and 2015, respectively.  The dollar total of residential real estate loans increased 9.29% in 2017 and 5.66% in 2016.  Residential real estate loans were 39.67% of the loan portfolio at December 31, 2017, 39.21% at December 31, 2016 and 39.77% at December 31, 2015.  Commercial real estate loans totaled $361.20 million at December 31, 2017, a 8.08% increase over the December 31, 2016 total of $334.20 million.  Commercial real estate loans increased 3.34% in 2016.  Commercial real estate loans totaled $323.41 million at December 31, 2015.  Commercial real estate loans represented 14.69%, 14.67% and 15.22% of the Company’s loan portfolio as of December 31, 2017, 2016 and 2015, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 189.52% of capital as of December 31, 2017.

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	December 31,
	2017	2016	2015	2014	2013
	(Amounts In Thousands)
Agricultural	$88,580	$92,871	$101,588	$97,645	$82,138
Commercial and financial	218,632	192,995	184,199	174,738	166,102
Real estate:
Construction, 1 to 4 family residential	69,738	57,864	51,346	45,949	30,309
Construction, land development and commercial	109,595	121,561	83,121	77,020	69,182
Mortgage, farmland	215,286	202,340	187,856	162,503	142,685
Mortgage, 1 to 4 family first liens	831,591	767,469	727,160	672,674	605,687
Mortgage, 1 to 4 family junior liens	144,200	125,400	117,873	110,284	105,785
Mortgage, multi-family	336,810	302,831	271,974	245,213	244,090
Mortgage, commercial	361,196	334,198	323,409	321,601	315,187
Loans to individuals	26,417	25,157	24,019	21,342	19,824
Obligations of state and political subdivisions	57,626	54,462	52,371	55,729	45,167
	$2,459,671	$2,277,148	$2,124,916	$1,984,698	$1,826,156
Net unamortized fees and costs	894	827	768	691	641
	$2,460,565	$2,277,975	$2,125,684	$1,985,389	$1,826,797
Less allowance for loan losses	29,400	26,530	26,510	24,020	25,550
	$2,431,165	$2,251,445	$2,099,174	$1,961,369	$1,801,247

There were no foreign loans outstanding for any of the years presented.

The following table shows the principal payments due on loans as of December 31, 2017:

	Amount Of Loans	Amounts Due in One Year Or Less (1)	Amounts Due in One To Five Years	Amounts Due in Over Five Years
	(Amounts In Thousands)
Commercial and Agricultural	$1,399,837	$487,268	$823,576	$88,993
Real Estate (2)	975,114	118,512	641,777	214,825
Other	84,720	6,553	21,431	56,736
Totals	$2,459,671	$612,333	$1,486,784	$360,554

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$1,336,326	$417,831	$706,890	$211,605
Variable rate	1,123,345	194,502	779,894	148,949
	$2,459,671	$612,333	$1,486,784	$360,554

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans will be re-evaluated prior to their maturity and are likely to be extended.

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

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment below national and state levels.  The following table shows unemployment as of December 31, 2017, 2016 and 2015 and median income information as of December 31, 2016, 2015 and 2014, as December 31, 2017 information is not available as of the date of this report:

	Unemployment Rate %			Median Income
	2017	2016	2015	2016	2015	2014
United States	4.1%	4.7%	5.0%	$57,617	$55,775	$53,482
State of Iowa	2.8%	3.6%	3.4%	56,247	54,736	52,716
Johnson County	2.0%	2.4%	2.5%	56,808	55,700	54,985
Linn County	3.2%	3.5%	3.5%	60,989	59,322	59,560
Washington County	2.4%	2.9%	2.6%	56,864	56,390	55,198

Competition for quality loans and deposits may continue to be a challenge.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $252.25 million in 2017.  Short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, decreased from $33.49 million to $0.00 million.  The deposits were transitioned to an FDIC insured cash sweep product offered by the Bank. Deposits increased by $145.61 million in 2016.  As of June 30, 2017 (latest data available from the FDIC), Johnson County total deposits were $6.639 billion and the Company’s deposits were $1.526 billion, which represent a 23.0% market share.  The Company had nine office locations in Johnson County as of June 30, 2017.  The total banking locations in Johnson County was 55 as of June 30, 2017.  At June 30, 2016, the Company’s deposits were $1.391 billion or a 23.00% market share.  As of June 30, 2017, Linn County total deposits were $6.187 billion and there were 109 total banking locations in the county.  The six Linn County offices of the Company had deposits of $401.73 million or a 6.5% share of the market.  The Company’s Linn County deposits at June 30, 2016 were $369.85 million and represented a 6.5% market share.  As of June 30, 2017, the Company’s three Washington County offices had deposits of $159.78 million which was 27.4% of the County’s total deposits of $582.41 million.  Washington County had a total of 14 banking locations as of June 30, 2017.  In 2016, the Company’s Washington County deposits were $136.16 million or a 24.5% market share.

The following tables show the amounts of average deposits and average rates paid on such deposits for the years ended December 31, 2017, 2016 and 2015 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2017, 2016 and 2015:

	December 31,
	2017	Rate	2016	Rate	2015	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$342,640	—	$312,407	—	$292,943	—
Average interest-bearing demand deposits	548,598	0.21%	499,882	0.15%	469,463	0.15%
Average savings deposits	748,862	0.34	684,283	0.23	604,633	0.20
Average time deposits	451,208	1.34	438,173	1.24	484,810	1.31
	$2,091,308		$1,934,745		$1,851,849

Time certificates issued in amounts of $100,000 or more with maturity in:
	2017	Rate	2016	Rate	2015	Rate
	(Amounts In Thousands)
3 months or less	$18,854	0.70%	$34,810	0.83%	$33,931	1.06%
3 through 6 months	26,329	0.80	28,756	0.86	18,893	1.32
6 through 12 months	71,713	1.09	48,471	0.75	24,012	1.19
Over 12 months	198,662	1.74	182,797	1.49	80,495	1.44
	$315,558		$294,834		$157,331

Investment securities increased $20.21 million in 2017.  In 2016, investment securities increased by $3.88 million.  The investment portfolio consists of $285.16 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2017, 2016 and 2015 and the maturities and weighted average yields of the investment securities, computed on a tax-equivalent basis using a federal tax rate of 35%, as of December 31, 2017:

	December 31,
	2017	2016	2015
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$54,318	$27,482	$24,978
Other securities (FHLB, FHLMC and FNMA)	43,959	61,660	65,328
Stock of the Federal Home Loan Bank	15,005	12,413	11,834
Obligations of state and political subdivisions	186,878	178,395	173,929
	$300,160	$279,950	$276,069

	December 31, 2017
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury
Within 1 year	$14,960	1.48%
From 1 to 5 years	39,358	1.83%
	$54,318
Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$8,988	1.35%
From 1 to 5 years	34,971	1.33
From 5 to 10 years	—	—
	$43,959

Stock of the Federal Home Loan Bank	$15,005	2.82%

Obligations of state and political subdivisions, maturities:
Within 1 year	$28,063	2.57%
From 1 to 5 years	81,566	2.91
From 5 to 10 years	76,629	2.86
Over 10 years	620	5.51
	$186,878
Total	$300,160

As of December 31, 2017, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2017, a major funding source for the growth in loans was the $60.00 million in additional FHLB Borrowings and the $252.25 million increase in deposits.  In 2016, the major source of funding for the growth in loans was the $10.00 million in additional FHLB Borrowings and deposit growth of $145.61 million.  Brokered deposits totaled $284.41 million and $112.70 million as of December 31, 2017 and 2016, respectively.  Total advances from the FHLB were $295.00 million at December 31, 2017 and $235.00 million in 2016.  It is expected that the FHLB funding source and brokered deposits funding will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB and interest rates on brokered deposits are favorable compared to other funding alternatives.

Stockholders’ equity was $311.72 million at December 31, 2017 compared to $289.27 million at December 31, 2016.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $140.94 million and paid shareholders dividends of $29.01 million, or 20.58% of earnings, while maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Return on average assets	1.02%	1.23%	1.19%
Return on average assets before Tax Act (1)	1.19	NA	NA
Return on average stockholders' equity	9.24	11.26	10.79
Return on average equity before Tax Act (1)	10.79	NA	NA
Dividend payout ratio	23.11	19.20	20.60
Average stockholders' equity to average assets ratio	11.02	10.94	11.03

(1)	Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measures section of this report in Item 7.

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2017	$28,061	(11.07)%	$3.01
2017 (1)	32,770	3.85	3.51
2016	31,555	11.04	3.40
2015	28,418	5.35	3.04
2014	26,974	4.02	2.87
2013	25,931	(3.36)	2.75

(1)	Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measurement section of this report.

Net income for 2017 decreased by $3.49 million or 11.07% and diluted earnings per share decreased by 11.47%. Without the effect of the Tax Act, net income for 2017 would have increased by $1.22 million or 3.85%. In addition, diluted earnings per share would have been increased 3.25%.(1) In 2017, net interest income increased $6.27 million due to growth of $195.79 million in the Bank's average earning assets and increased $0.21 million due to interest rate changes. Other income increased by $0.82 million, the provision for loan losses increased by $2.85 million and total other expenses increased by $2.71 million.

Annual fluctuations in the Company's net income continue to be driven primarily by three generally recurring important factors. The first important factor is net interest margin. Net interest income of $87.98 million in 2017 was derived from the Company's $2.652 billion of average earning assets and its net interest margin of 3.43%, compared to $2.456 billion of average earning assets and a 3.43% net interest margin in 2016. The importance of net interest margin is illustrated by the fact that a decrease or an increase in the net interest margin of 10 basis points would result in a $2.65 million decrease or increase in income before taxes.  Net interest margin in 2015 was 3.50%. Based on the current interest rate environment, the Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes net interest margin in dollars will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $2.466 billion at the end of 2017.  The Company’s allowance for loan losses was $29.40 million at December 31, 2017.  The allowance in 2017 increased in comparison to 2016 due to a increased provision for loan losses of $2.85 million resulting from a combination of the composition of loan growth, historical loss rates and changes in the composition of loans among the credit risk ratings in 2017.  The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled an expense of $1.69 million for 2017, a reduction of expense of $1.16 million for 2016 and an expense of $1.66 million for 2015.  The Company may experience some credit quality deterioration in 2018.  Provision expense is expected to be dependent on the Company’s loan growth through the end of 2018.  (See Note 3 to the Company's Consolidated Financial Statements.)  A detailed discussion is included in the Provision for Loan Losses section below.

The amount of mortgage loans sold on the secondary market and the resulting gain or loss is the third factor that can cause fluctuations in net income.  Loans originated in 2017 for sale in the secondary market totaled $150.26 million compared to $208.95 million in 2016 and $168.19 million in 2015, a decrease of 28.09% from 2016 and a decrease of 10.66% from 2015.  For the years ended December 31, 2017, 2016 and 2015, the net gain on sale of loans was $1.55, $2.04 and $1.44 million, respectively.  The sale of loans is influenced by the real estate market and interest rates.  The average interest rate for a 30 year fixed rate loan during the year ended December 31, 2017 was 3.99%.  The average interest rate for the same type of loan was 3.65% for the year ended December 31, 2016.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company cannot predict the extent to which the discontinuation of purchases of agency-guaranteed mortgage-backed securities by the Federal Reserve may result in secondary market rates becoming less favorable and a reduction in secondary market activity involving mortgage loans.

Net income for 2016 was $31.56 million, or diluted earnings per share of $3.40.  For 2016, diluted earnings per share increased by $0.36 per share compared to 2015.  Net interest income increased $4.39 million for the year ended December 31, 2016 compared to 2015.  This increase in net interest income was due to an increase in average earning assets of $172.04 million in 2016.  Noninterest income decreased 3.88% in 2016 to $20.00 million.  Noninterest expense increased from $55.46 million in 2015 to $56.80 million in 2016, or 2.41%.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to net loan growth.  The net interest margin was 3.43% in 2017, 3.43% in 2016, 3.50% in 2015, 3.49% in 2014, and 3.49% in 2013.  The measure is shown on a tax-equivalent basis using a rate of 35% to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2017, 2016 and 2015 are indicated on the following table:

	Years Ended December 31,
	2017	2016	2015
	(Amounts In Thousands)
Income:
Loans (1)	$101,564	$93,744	$88,549
Taxable securities	1,709	1,471	1,256
Nontaxable securities (1)	4,972	4,938	5,062
Interest-bearing cash and cash equivalents	433	163	32
Total interest income	$108,678	$100,316	$94,899
Expense:
Interest-bearing demand deposits	1,172	740	703
Savings deposits	2,532	1,577	1,181
Time deposits	6,038	5,440	6,329
Other borrowings	184	158	144
FHLB borrowings	8,046	8,172	6,605
Interest-bearing other liabilities	—	—	5
Total interest expense	$17,972	$16,087	$14,967
Net interest income	$90,706	$84,229	$79,932

(1)  Presented on a tax equivalent basis using a rate of 35% for the three years presented.

Net interest income on a tax-equivalent basis changed in 2017 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$180,621	0.01%	$7,550	$270	$7,820
Taxable securities	3,872	0.17	93	145	238
Nontaxable securities	6,135	(0.09)	186	(152)	34
Interest-bearing cash and cash equivalents	5,138	0.66	26	244	270
Federal funds sold	21	0.28	—	—	—
	$195,787		$7,855	$507	$8,362
Interest expense:
Interest-bearing demand deposits	$48,716	0.06%	$(70)	$(362)	$(432)
Savings deposits	64,579	0.11	(141)	(813)	(954)
Time deposits	13,035	0.10	(147)	(452)	(599)
Other borrowings	(22,575)	0.33	50	(76)	(26)
FHLB borrowings	36,968	(0.51)	(1,279)	1,405	126
Interest-bearing other liabilities	(872)	—	—	—	—
	$139,851		$(1,587)	$(298)	$(1,885)
Change in net interest income			$6,268	$209	$6,477

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changes for 2016 were as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$145,928	(0.07)%	$6,646	$(1,451)	$5,195
Taxable securities	1,729	0.19	77	138	215
Nontaxable securities	4,178	(0.16)	133	(259)	(126)
Interest-bearing cash and cash equivalents	20,172	0.24	55	76	131
Federal funds sold	28	0.21	—	—	—
	$172,035		$6,911	$(1,496)	$5,415
Interest expense:
Interest-bearing demand deposits	$30,419	—%	$(47)	$10	$(37)
Savings deposits	79,649	0.04	(160)	(236)	(396)
Time deposits	(46,637)	(0.07)	593	296	889
Other borrowings	(1,767)	0.20	3	2	5
FHLB borrowings	70,352	(0.57)	(2,911)	1,344	(1,567)
Interest-bearing other liabilities	(705)	(0.03)	4	(18)	(14)
	$131,311		$(2,518)	$1,398	$(1,120)
Change in net interest income			$4,393	$(98)	$4,295

A summary of the net interest spread and margin is as follows:

	Years Ended December 31,
	2017	2016	2015
Average yields:
Loans (1)	4.30%	4.24%	4.35%
Loans (tax equivalent basis) (1)	4.34	4.33	4.40
Taxable securities	1.63	1.45	1.26
Nontaxable securities	1.91	1.97	2.08
Nontaxable securities (tax equivalent basis)	2.94	3.03	3.19
Interest-bearing cash and cash equivalents	1.17	0.51	0.27
Federal funds sold	0.76	0.48	0.27
Average rates paid:
Interest-bearing demand deposits	0.21	0.15	0.15
Savings deposits	0.34	0.23	0.20
Time deposits	1.34	1.24	1.31
Short-term borrowings	0.64	0.31	0.28
FHLB borrowings	2.96	3.47	4.04
Interest-bearing other liabilities	—	—	0.20
Yield on average interest-earning assets	4.10	4.07	4.16
Rate on average interest-bearing liabilities	0.87	0.84	0.84
Net interest spread (2)	3.23	3.23	3.32
Net interest margin (3)	3.43	3.43	3.50

(1)	Non-accruing loans have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 35% for the three years presented.  The net interest spread did not change in 2017 and decreased 9 basis points in 2016.

(3)
Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin did not change in 2017.  The net interest margin decreased 7 basis point in 2016 compared to 2015.

In December 2017, the Federal Open Market Committee increased the target rate to 1.50%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2017, the average rate indexes for the one, three and five year indexes were 1.76%, 1.98% and 2.20%, respectively.  The one year index increased 107.06% from December 31, 2016, the three year index increased 34.69% and the five year index increased 13.99%.

Provision for Loan Losses

Management has determined that the allowance for loan losses was appropriate at December 31, 2017, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

The allowance for loan losses totaled $29.40 million at December 31, 2017 compared to $26.53 million at December 31, 2016.  The increase in 2017 is the result of increased loan volume.  Specifically for 2017, there was an increase of $3.60 million due to the composition of new loans added in 2017.  There was a decrease of $0.73 million in the amount allocated to the allowance due to a change in the composition and allocation of loan balances within the credit quality ratings.  The percentage of the allowance to outstanding loans was 1.20% and 1.17% at December 31, 2017 and 2016, respectively.  The percentage increase was due to a combination of loan growth composition, historical loss rates and changes in the composition of loans among the credit risk ratings.  The provision for loan losses totaled an expense of $1.69 million in 2017, a reduction of expense of $1.16 million in 2016 and an of expense of $1.66 million for 2015.  Loan recoveries net of charge-offs were $1.18 million in 2017, $1.18 million in 2016, and$0.84 million in 2015.

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

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may recognize a charge-off related to an impaired loan when loan balances exceed net present value of cash flows or collateral.  Impaired loans decreased by $2.18 million from December 31, 2016 to December 31, 2017.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is primarily due to a decrease in specific reserve loans of $4.77 million from December 31, 2016 to December 31, 2017.

Special mention loan balances were $43.37 million at December 31, 2017 and $53.89 million at December 31, 2016.  These asset quality changes decreased the provision by $0.44 million based upon the relative mix of special mention loans by category.  The $10.52 million decrease in special mention loans is related to management’s evaluation of its loan portfolio.  The total decrease of $10.52 million is comprised of approximately $1.48 million in agricultural operating loans, $5.60 million in commercial loans, $0.89 in construction land development and commercial, $1.70 million in real estate farmland, $0.84 million in 1 to 4 family residential mortgages, $3.64 for multi-family real estate mortgages, and $0.01 in individual loans. The decrease is offset by an increase in the special mention classification of $0.87 million in construction 1 to 4 family residential, $0.27 million in 1 to 4 family junior mortgages, and $2.51 for commercial real estate mortgages.

Substandard loan balances were $52.34 million at December 31, 2017 and $62.29 million at December 31, 2016.  These asset quality changes increased the provision by $0.29 million at December 31, 2017 due to the mix of the reserve required for certain substandard loans.  The decrease of $9.95 million in substandard loans at December 31, 2017 includes $8.52 million in agricultural operating loans, $2.16 million in construction 1 to 4 family residential, $0.66 million in real estate farmland, $3.66 million of 1 to 4 family residential mortgages, $0.44 million in 1 to 4 family junior mortgages and $1.20 million in commercial real estate mortgages. The decrease is offset by a increase in the substandard classification of $0.12 million in commercial loans, $0.40 million in construction land development, $6.15 million in multi-family real estate mortgages, and $0.01 million in loans to individuals. A description of the Bank's credit quality indicators are discussed in Note 3 to the Company's Consolidated Financial Statements.

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non-consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non-consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2017	2016	2015	2014	2013
	(Amounts In Thousands)
Nonaccrual loans (1)	$9,096	$9,938	$7,415	$6,081	$7,192
Accruing loans past due 90 days or more (2)	971	635	467	348	959
Specific reserve loans	12,950	17,683	100	—	—
Troubled debt restructurings ("TDR loans")(1) (3)	8,470	5,408	8,279	14,340	18,375
Total impaired loans	$31,487	$33,664	$16,261	$20,769	$26,526
Other real estate	—	237	439	1,213	541
Non-performing assets (includes impaired loans and other real estate)	$31,487	$33,901	$16,700	$21,982	$27,067
Loans held for investment	$2,459,671	$2,277,148	$2,124,916	$1,984,698	$1,826,156
Ratio of allowance for loan losses to loans held for investment	1.20%	1.17%	1.25%	1.21%	1.40%
Ratio of allowance for loan losses to impaired loans	93.37	78.81	163.03	115.65	96.32
Ratio of impaired loans to total loans held for investment	1.28	1.48	0.77	1.05	1.45
Ratio of non-performing assets to total assets	1.06	1.28	0.67	0.94	1.25

(1)
The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period was $0.90 million in 2017 and $0.75 million in 2016. The amount of interest income on the loans that was included in income was $0.44 million in 2017 and $0.25 million in 2016.

(2)
The accruing loans past due 90 days or more are still believed to be adequately collateralized.  Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

(3)
Total TDR loans were $12.09, $9.64, $10.59, $16.48, and $21.09 million as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.  Included in the total nonaccrual loans were $3.62, $4.23, $2.31, $2.14, and $2.72 million of TDR loans as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

The ratio of allowance for loan losses to impaired loans increased to 93.37% as of December 31, 2017 compared to 78.81% as of December 31, 2016.  The increase in 2017 is the result of an increase in the allowance for loan losses.  The ratio of impaired loans to total gross loans was 1.28% and 1.48% at December 31, 2017 and 2016, respectively.  The decrease in the 2017 ratio is primarily due to the decrease in specific reserve loans.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2017, the unemployment levels in Johnson County and Linn County were 2.0% and 3.2%, respectively, compared to 2.4% and 3.5% in December of 2016.  These levels compare favorably to the State of Iowa at 2.8% and the national unemployment level at 4.1% in December 2017 compared to 3.6% and 4.7%, respectively in December 2016.

The residential rental vacancy rates in 2016 and 2017 in Johnson and Linn County were estimated at below 5.0%. The State of Iowa vacancy rate is 6.2% and the national rate is 6.9% with the Midwest rate at 7.6%.  These vacancy rates one year ago were 6.8%, 6.9% and 7.2%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Favorable vacancy rates may not continue in 2018, and vacancy rates may rise and affect the overall quality of the loan portfolio.

See Note 3 to the Company's Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2017, 2016 and 2015, recoveries were $3.29 million, $3.81 million and $4.24 million, respectively; charge-offs were $2.10 million, $2.63 million and $3.41 million in 2017, 2016 and 2015, respectively.

Overall credit quality may deteriorate in 2018.  Such deterioration could cause increases in impaired loans, allowance for loan losses provision expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.  The following table summarizes the Bank's loan loss experience for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2017
Allowance for loan losses:
Beginning balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Charge-offs	(167)	(583)	(114)	(3)	(553)	(130)	(554)	(2,104)
Recoveries	146	1,183	662	—	661	376	258	3,286
Provision	(632)	(294)	(449)	255	883	1,409	516	1,688
Ending balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2016
Allowance for loan losses:
Beginning balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Charge-offs	(226)	(315)	(34)	(116)	(1,181)	(66)	(693)	(2,631)
Recoveries	181	1,169	849	—	1,043	385	187	3,814
Provision	(90)	(840)	(205)	191	(357)	(497)	635	(1,163)
Ending balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2015
Allowance for loan losses:
Beginning balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Charge-offs	(325)	(526)	(285)	—	(1,108)	(723)	(438)	(3,405)
Recoveries	123	1,370	501	6	762	1,310	168	4,240
Provision	769	(558)	(177)	664	1,099	(559)	417	1,655
Ending balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2014
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(174)	(3,388)	(250)	—	(1,195)	(217)	(325)	(5,549)
Recoveries	66	1,128	390	—	870	377	146	2,977
Provision	(229)	1,758	(817)	115	680	(752)	287	1,042
Ending balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2013
Allowance for loan losses:
Beginning balance	$1,653	$4,573	$3,175	$1,746	$8,088	$5,104	$821	$25,160
Charge-offs	—	(1,692)	(245)	—	(887)	(356)	(166)	(3,346)
Recoveries	35	1,002	323	—	618	464	163	2,605
Provision	1,164	850	(335)	811	(755)	(425)	(179)	1,131
Ending balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550

The ratio of net charge-offs to average net loans outstanding during the years ended December 31, 2017, 2016, 2015, 2014, and 2013 was (0.05)%, (0.05)%, (0.04)%, 0.14%, and 0.04%, respectively.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table presents the allowance for loan losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of December 31, 2017, 2016, 2015, 2014, and 2013:

	2017			2016
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,294	7.80%	3.60%	$2,947	11.11%	4.08%
Commercial and financial	4,837	16.45%	8.89	4,531	17.08	8.48
Real estate:
Construction, 1 to 4 family residential	1,193	4.06%	2.84	1,023	3.86	2.54
Construction, land development and commercial	1,796	6.11%	4.46	1,867	7.04	5.34
Mortgage, farmland	3,669	12.48%	8.75	3,417	12.88	8.89
Mortgage, 1 to 4 family first liens	7,369	25.07%	33.81	6,560	24.72	33.70
Mortgage, 1 to 4 family junior liens	1,299	4.42%	5.86	1,117	4.21	5.51
Mortgage, multi-family	2,791	9.49%	13.69	1,669	6.29	13.30
Mortgage, commercial	2,909	9.89%	14.69	2,376	8.95	14.67
Loans to individuals	782	2.66%	1.07	642	2.42	1.10
Obligations of state and political subdivisions	461	1.57	2.34	381	1.44	2.39
	$29,400	100.00%	100.00%	$26,530	100.00%	100.00%

	2015			2014
Agricultural	$3,082	11.63%	4.78%	$2,515	10.47%	4.92%
Commercial and financial	4,517	17.04	8.67	4,231	17.61	8.80
Real estate:
Construction, 1 to 4 family residential	866	3.27	2.42	810	3.37	2.32
Construction, land development and commercial	1,414	5.33	3.91	1,431	5.96	3.88
Mortgage, farmland	3,342	12.61	8.84	2,672	11.12	8.19
Mortgage, 1 to 4 family first liens	6,931	26.14	34.22	6,268	26.11	33.88
Mortgage, 1 to 4 family junior liens	1,241	4.68	5.55	1,151	4.79	5.56
Mortgage, multi-family	1,713	6.46	12.80	1,490	6.20	12.36
Mortgage, commercial	2,510	9.47	15.22	2,705	11.26	16.20
Loans to individuals	501	1.89	1.13	299	1.24	1.08
Obligations of state and political subdivisions	393	1.48	2.46	448	1.87	2.81
	$26,510	100.00%	100.00%	$24,020	100.00%	100.00%

	2013
	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)
Agricultural	$2,852	11.17%	4.50%
Commercial and financial	4,733	18.52	9.10
Real estate:
Construction, 1 to 4 family residential	1,011	3.96	1.66
Construction, land development and commercial	1,907	7.46	3.79
Mortgage, farmland	2,557	10.01	7.81
Mortgage, 1 to 4 family first liens	6,101	23.87	33.16
Mortgage, 1 to 4 family junior liens	963	3.77	5.79
Mortgage, multi-family	2,064	8.08	13.37
Mortgage, commercial	2,723	10.66	17.26
Loans to individuals	369	1.44	1.09
Obligations of state and political subdivisions	270	1.06	2.47
	$25,550	100.00%	100.00%

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

Noninterest Income

The following table sets forth the various categories of noninterest income for the year ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,			$ Change		% Change
	2017	2016	2015	2017/2016	2016/2015	2017/2016	2016/2015
	(Amounts in thousands)
Net gain on sale of loans	$1,547	$2,043	$1,439	$(496)	$604	(24.28)%	41.97%
Trust fees	8,850	7,033	6,565	1,817	468	25.84	7.13
Service charges and fees	8,043	8,750	8,336	(707)	414	(8.08)	4.97
Rental revenue on tax credit real estate	—	—	1,688	—	(1,688)	—	(100.00)
Other noninterest income	2,378	2,169	2,774	209	(605)	9.64	(21.81)
	$20,818	$19,995	$20,802	$823	$(807)	4.12%	(3.88)%

The noninterest income of the Company was $20.82 million in 2017 compared to $20.00 million in 2016.  The increase of $0.82 million in 2017 was the result of a combination of factors discussed below.  In 2016, the total noninterest income decreased $0.81 million from 2015.

The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The gain was $1.55 million in 2017, $2.04 million in 2016 and $1.44 million in 2015.  The dollar volume of loans sold in 2017 was approximately 71.91% of the volume in 2016 and 89.34% of the activity experienced in 2015.  The volume of activity in these types of loans is directly related to the level of interest rates and the number of new home sales and refinancings. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $1.82 million to $8.85 million in 2017.  Trust fees increased $0.47 million in 2016.  As of December 31, 2017, the Bank’s Trust Department had $1.649 billion in assets under management compared to $1.392 billion and $1.272 billion at December 31, 2016 and 2015, respectively.  Trust fees are based on total assets under management.  The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 65.00% of assets under management.  In 2017, the Dow Jones Industrial Average increased 25.08%.  The market value of the Dow Jones Industrial Average increased over 13.42% in 2016 and decreased over 2.23% in 2015.

The Company adopted ASU 2015-02 for the period ending March 31, 2016 and have changed the accounting for its tax credit limited partnership investments to the equity method. As a result the Company no longer records gross rental revenue on tax credit real estate as of December 31, 2017. The Company recorded net income from its investments in tax credit partnerships of $(0.28) million as of December 31, 2017.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,			$ Change		% Change
	2017	2016	2015	2017/2016	2016/2015	2017/2016	2016/2015
	(Amounts in thousands)
Salaries and employee benefits	$33,197	$30,778	$27,878	$2,419	$2,900	7.86%	10.40%
Occupancy	4,189	3,962	3,972	227	(10)	5.73	(0.25)
Furniture and equipment	5,580	5,368	5,317	212	51	3.95	0.96
Office supplies and postage	1,961	1,797	1,732	164	65	9.13	3.75
Advertising and business development	2,764	3,403	3,360	(639)	43	(18.78)	1.28
Outside services	8,303	7,584	7,114	719	470	9.48	6.61
Rental expenses on tax credit real estate	—	—	2,331	—	(2,331)	—	(100.00)
FDIC insurance assessment	845	1,022	1,165	(177)	(143)	(17.32)	(12.27)
Other noninterest expense	2,673	2,885	2,591	(212)	294	(7.35)	11.35
	$59,512	$56,799	$55,460	$2,713	$1,339	4.78%	2.41%

Total noninterest expenses were $59.51 and $56.80 million for the years ended December 31, 2017 and 2016, respectively.  The increase is $2.71 million or 4.78% in 2017 and an increase of $1.34 million or 2.41% in 2016.

Salaries and employee benefits increased $2.42 million in 2017. The increase is the result of annual salary increases and hiring additional employees.

The Company adopted ASU 2015-02 for the period ending March 31, 2016 and have changed the accounting for its tax credit limited partnership investments to the equity method. As a result the Company no longer records gross rental expenses on tax credit real estate as of December 31, 2017.

Total noninterest expenses were $55.46 million for the year ended December 31, 2015.  The increase in expenses in 2016 was $1.34 million.  This included an increase of $2.90 million in salaries and benefits, which was the direct result of salary adjustments and restricted stock awards increases due to the increase in the appraised value of the Company stock.

Income Taxes

Income tax expense was $19.54, $14.39 and $12.47 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Income taxes as a percentage of income before income taxes were 41.05% in 2017, 31.33% in 2016 and 30.50% in 2015.  The amount of tax credits were $1.43, $1.43 and $1.43 million for 2017, 2016, and 2015, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. As a result of the reduction of the federal corporate income tax rate, we have revalued our net deferred tax asset, excluding after tax credits, as of December 22, 2017. Based on this revaluation, we have recorded a net tax expense of $4.71 million to reduce our net deferred tax asset balance, which was recorded as additional income tax expense for the year ended December 31, 2017. Our effective tax rate increased by 30.99% to 41.05% primarily as a result of the revaluation of our net deferred tax asset. While the Tax Act negatively impacts earnings for the Company's fiscal year ended December 31, 2017, the lower corporate rate is expected to be a significant ongoing benefit to the Company.
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

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to fund operations, to meet depositor withdrawals, to provide for our customers' credit needs and to meet maturing obligations and existing commitments. The Company's principal source of funds is deposits. Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, federal funds purchased, advances from the FHLB, advances on bank lines of credit, brokered deposit relationships and funds provided by operations. Liquidity management is conducted on both a daily and a long-term basis. Investments in liquid assets are adjusted based on expected loan demand, projected loan and investment securities maturities and payments, expected deposit flows and the objectives set by the Company's asset-liability management, liquidity and contingency funding policies.

As of December 31, 2017, the Company had additional borrowing capacity available from the FHLB of $541.45 million. In addition, the Company had $280.59 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks. The Company had no amounts outstanding under those federal funds lines as of December 31, 2017.

On an unconsolidated basis, the Company had cash balances of $4.02 million as of December 31, 2017.  In 2017, the Company received dividends of $7.49 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $6.49 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $2.44 and $3.93 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $355.02 million and $330.05 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 11.98% at December 31, 2017 and 12.43% at December 31, 2016.  As of December 31, 2017, total equity, after deducting the maximum cash value related to the ESOP, was 10.52% of assets compared to 10.89% of assets at the prior year end.

The Company and the Bank are subject to the Federal Deposit Insurance Corporation Improvement Act of 1991, and the Bank is subject to Prompt Corrective Action Rules as determined and enforced by the Federal Reserve.  These regulations establish minimum capital requirements that member banks must maintain.

The Bank is classified as "well-capitalized" by FDIC capital guidelines.  For more information regarding regulatory capital requirements, see the section under Part I, Item 1 to this 10-K captioned “Supervision and Regulation.”

On a consolidated basis, 2017 cash flows from operations provided $45.90 million, net increases in deposits provided $252.25 million and FHLB Borrowings provided $60.00 million.  These cash flows were invested in Net Loans of $181.63 million and $85.77 million in purchases of investment securities.  In addition, $2.85 million was used to purchase property and equipment and leasehold improvements.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2017, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $389.99 million (see Note 15 to the Company's Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2017, the Bank can obtain an additional $541.45 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $270.59 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  Other liquidity sources include a $10.00 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2017, 2016 and 2015:

	2017	2016	2015
	(Amounts In Thousands)
Outstanding balance as of December 31	$—	$33,489	$44,051
Weighted average interest rate at year end	0.73%	0.33%	0.25%
Maximum month-end balance	44,588	96,224	73,725
Average month-end balance	25,360	47,899	49,842
Weighted average interest rate for the year	0.64%	0.31%	0.28%

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2017, 2016 and 2015:

	2017	2016	2015
	(Amounts In Thousands)
Outstanding balance as of December 31	$295,000	$235,000	$225,000
Weighted average interest rate at year end	2.82%	3.15%	3.63%
Maximum month-end balance	345,000	260,000	225,000
Average month-end balance	268,411	231,443	161,091
Weighted average interest rate for the year	2.96%	3.47%	4.04%

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

As disclosed in Note 15 to the Company's Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2017:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$295,000	$20,000	$40,000	$45,000	$190,000
Operating lease obligations	470	362	108	—	—
Total contractual obligations:	$295,470	$20,362	$40,108	$45,000	$190,000
Other commitments:
Lines of credit	$380,877	$276,459	$78,099	$22,208	$4,111
Standby letters of credit	9,113	9,113	—	—	—
Total other commitments	$389,990	$285,572	$78,099	$22,208	$4,111

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$122,769	$—	$—	$—	$—	$—	$122,769
Federal funds sold	—	—	—	—	—	—	—
Investment securities	—	2,000	5,572	30,142	14,297	248,149	300,160
Loans	10,439	197,202	66,113	126,428	232,772	1,832,773	2,465,727
Total earning assets	133,208	199,202	71,685	156,570	247,069	2,080,922	2,888,656
Sources of funds:
Interest-bearing checking and savings accounts	315,018	—	—	—	—	1,112,750	1,427,768
Certificates of deposit	—	13,310	17,067	37,315	99,779	329,509	496,980
FHLB borrowings	—	—	—	—	20,000	275,000	295,000
Federal funds and repurchase agreements	—	—	—	—	—	—	—
	315,018	13,310	17,067	37,315	119,779	1,717,259	2,219,748
Other sources, primarily noninterest-bearing	—	—	—	—	—	363,817	363,817
Total sources	315,018	13,310	17,067	37,315	119,779	2,081,076	2,583,565
Interest
Rate Gap	$(181,810)	$185,892	$54,618	$119,255	$127,290	$(154)	$305,091
Cumulative Interest
Rate Gap at December 31, 2017	$(181,810)	$4,082	$58,700	$177,955	$305,245	$305,091
Gap Ratio	0.42	14.97	4.20	4.20	2.06	1.00
Cumulative Gap Ratio	0.42	1.01	1.17	1.46	1.61	1.12

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

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$417,831	$106,759	$165,545	$182,659	$251,927	$211,605	$1,336,326	$1,305,274
Average interest rate	4.39%	4.28%	4.24%	4.21%	4.32%	3.91%	4.25%
Loans, variable:
Balance	$194,502	$84,698	$157,540	$222,561	$315,095	$148,949	$1,123,345	$1,136,312
Average interest rate	4.16%	4.25%	4.06%	4.08%	4.12%	4.03%	4.11%
Investments (1):
Balance	$67,016	$43,578	$38,737	$42,691	$30,889	$77,249	$300,160	$300,160
Average interest rate	2.21%	2.22%	2.16%	2.15%	2.67%	2.88%	2.42%
Liabilities:
Liquid deposits (2):
Balance	$—	$—	$—	$—	$—	$—	$1,292,462	$1,427,812
Average interest rate	—%	—%	—%	—%	—%	—%	0.33%
Deposits, certificates:
Balance	$167,471	$90,741	$194,530	$40,140	$4,098	$—	$496,980	$502,614
Average interest rate	0.95%	1.43%	1.97%	1.94%	1.45%	—%	1.52%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 50 through 106.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hills Bancorporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on Internal Control-Integrated Framework (2013) and our report dated March 5, 2018, expressed an unqualified opinion.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
BKD, LLP
We have served as the Company’s auditor since 2012

Springfield, Missouri
March 5, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Internal Control over Financial Reporting
We have audited Hills Bancorporation’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 5, 2018, expressed an unqualified opinion.
Basis for Opinion
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
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management’s assessment and our audit also were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Hills Bancorporation’s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
BKD, LLP
Springfield, Missouri
March 5, 2018

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(Amounts In Thousands, Except Shares)

ASSETS	2017	2016
Cash and cash equivalents	$154,353	$38,197
Investment securities available for sale at fair value (amortized cost 2017 $286,296; 2016 $269,039) (Notes 1, 2 and 13)	285,155	267,537
Stock of Federal Home Loan Bank	15,005	12,413
Loans held for sale	5,162	9,806
Loans, net of allowance for loan losses (2017 $29,400; 2016 $26,530) (Notes 1, 3, and 12)	2,431,165	2,251,445
Property and equipment, net (Note 4)	37,857	37,859
Tax credit real estate	10,076	10,563
Accrued interest receivable	10,772	9,121
Deferred income taxes, net (Note 10)	8,806	12,611
Goodwill	2,500	2,500
Other assets	2,509	3,718
Total Assets	$2,963,360	$2,655,770
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$363,817	$348,505
Interest-bearing deposits (Note 5)	1,924,748	1,687,807
Total deposits	2,288,565	2,036,312
Other borrowings (Note 6)	—	33,489
Federal Home Loan Bank borrowings (Note 7)	295,000	235,000
Accrued interest payable	1,290	984
Other liabilities	23,481	19,934
Total Liabilities	2,608,336	2,325,719
Commitments and Contingencies (Notes 9 and 15)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 9)	43,308	40,781
Stockholders' Equity (Note 11)
Common stock, no par value; authorized 20,000,000 shares; issued 2017 10,320,315 shares; 2016 10,227,178 shares	—	—
Paid in capital	48,930	44,606
Retained earnings	341,558	319,982
Accumulated other comprehensive loss (Note 8)	(2,446)	(3,359)
Treasury stock at cost (2017 985,161 shares; 2016 962,951 shares)	(33,018)	(31,178)
Total Stockholders' Equity	355,024	330,051
Less maximum cash obligation related to ESOP shares (Note 9)	43,308	40,781
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	311,716	289,270
Total Liabilities & Stockholders' Equity	$2,963,360	$2,655,770

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2017, 2016 and 2015
(Amounts In Thousands, Except Per Share Amounts)

	2017	2016	2015
Interest income:
Loans, including fees	$100,579	$92,833	$87,589
Investment securities:
Taxable	1,709	1,471	1,256
Nontaxable	3,231	3,210	3,290
Federal funds sold	433	163	32
Total interest income	105,952	97,677	92,167
Interest expense:
Deposits	9,742	7,757	8,213
Other borrowings	184	158	149
FHLB borrowings	8,046	8,172	6,605
Total interest expense	17,972	16,087	14,967
Net interest income	87,980	81,590	77,200
Provision for loan losses (Note 3)	1,688	(1,163)	1,655
Net interest income after provision for loan losses	86,292	82,753	75,545
Noninterest income:
Net gain on sale of loans	1,547	2,043	1,439
Trust fees	8,850	7,033	6,565
Service charges and fees	8,043	8,750	8,336
Rental revenue on tax credit real estate	—	—	1,688
Other noninterest income	2,378	2,169	2,774
	20,818	19,995	20,802
Noninterest expenses:
Salaries and employee benefits	33,197	30,778	27,878
Occupancy	4,189	3,962	3,972
Furniture and equipment	5,580	5,368	5,317
Office supplies and postage	1,961	1,797	1,732
Advertising and business development	2,764	3,403	3,360
Outside services	8,303	7,584	7,114
Rental expenses on tax credit real estate	—	—	2,331
FDIC insurance assessment	845	1,022	1,165
Other noninterest expenses	2,673	2,885	2,591
	59,512	56,799	55,460
Income before income taxes	47,598	45,949	40,887
Income taxes (Note 10)	19,537	14,394	12,469
Net income	$28,061	$31,555	$28,418
Earnings per share:
Basic	$3.01	$3.40	$3.04
Diluted	3.01	3.40	3.04

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2017, 2016 and 2015
(Amounts In Thousands)

	2017	2016	2015
Net income	$28,061	$31,555	$28,418
Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	361	(3,746)	172
Income taxes	(139)	1,433	(65)
Other comprehensive income (loss) on securities available for sale	222	(2,313)	107
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	1,119	242	(1,384)
Income taxes	(428)	(93)	530
Other comprehensive income (loss) on cash flow hedges	691	149	(854)
Other comprehensive income (loss), net of tax	913	(2,164)	(747)
Comprehensive income	$28,974	$29,391	$27,671

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2017, 2016 and 2015
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2014	$42,925	$271,924	$(448)	$(504)	$(23,798)	$(34,571)	$255,528
Issuance of 18,314 shares of common stock	807	—	—	—	—	—	807
Issuance of 4,155 shares of common stock under the employee stock purchase plan	172	—	—	—	—	—	172
Unearned restricted stock compensation	(381)	—	—	—	—	—	(381)
Forfeiture of 1,042 shares of common stock	(37)	—	—	—	—	—	(37)
Share-based compensation	29	—	—	—	—	—	29
Income tax benefit related to share-based compensation	8	—	—	—	—	—	8
Change related to ESOP shares	—	—	—	—	—	(2,991)	(2,991)
Release of 15,256 shares of common stock under the employee stock ownership plan	174	—	—	504	—	—	678
Net income	—	28,418	—	—	—	—	28,418
Cash dividends ($0.625 per share)	—	(5,855)	—	—	—	—	(5,855)
Purchase of 80,168 shares of common stock	—	—	—	—	(3,454)	—	(3,454)
Other comprehensive loss	—	—	(747)	—	—	—	(747)
Balance, December 31, 2015	$43,697	$294,487	$(1,195)	$—	$(27,252)	$(37,562)	$272,175
Issuance of 23,163 shares of common stock	1,078	—	—	—	—	—	1,078
Issuance of 5,636 shares of common stock under the employee stock purchase plan	254	—	—	—	—	—	254
Unearned restricted stock compensation	(470)	—	—	—	—	—	(470)
Forfeiture of 1,264 shares of common stock	(52)	—	—	—	—	—	(52)
Share-based compensation	29	—	—	—	—	—	29
Income tax benefit related to share-based compensation	70	—	—	—	—	—	70
Change related to ESOP shares	—	—	—	—	—	(3,219)	(3,219)
Net income	—	31,555	—	—	—	—	31,555
Cash dividends ($0.650 per share)	—	(6,060)	—	—	—	—	(6,060)
Purchase of 85,362 shares of common stock	—	—	—	—	(3,926)	—	(3,926)
Other comprehensive loss	—	—	(2,164)	—	—	—	(2,164)
Balance, December 31, 2016	$44,606	$319,982	$(3,359)	$—	$(31,178)	$(40,781)	$289,270
Issuance of 114,935 shares of common stock	4,851	—	—	—	595	—	5,446
Issuance of 6,892 shares of common stock under the employee stock purchase plan	325	—	—	—	—	—	325
Unearned restricted stock compensation	(707)	—	—	—	—	—	(707)
Forfeiture of 3,934 shares of common stock	(156)	—	—	—	—	—	(156)
Share-based compensation	11	—	—	—	—	—	11
Change related to ESOP shares	—	—	—	—	—	(2,527)	(2,527)
Net income	—	28,061	—	—	—	—	28,061
Cash dividends ($0.700 per share)	—	(6,485)	—	—	—	—	(6,485)
Purchase of 46,966 shares of common stock	—	—	—	—	(2,435)	—	(2,435)
Other comprehensive income	—	—	913	—	—	—	913
Balance, December 31, 2017	$48,930	$341,558	$(2,446)	$—	$(33,018)	$(43,308)	$311,716
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015
(Amounts In Thousands)

	2017	2016	2015
Cash Flows from Operating Activities
Net income	$28,061	$31,555	$28,418
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,856	2,745	2,748
Provision for loan losses	1,688	(1,163)	1,655
Share-based compensation	11	29	29
Compensation expensed through issuance of common stock	1,446	1,078	1,485
Excess tax benefits related to share-based compensation	—	(70)	(8)
Forfeiture of common stock	(156)	(52)	(37)
Provision for deferred income taxes	3,238	424	(1,292)
Net gain on sale of other real estate owned and other repossessed assets	(60)	(385)	(162)
Increase in accrued interest receivable	(1,651)	(449)	(396)
Amortization of premium on investment securities, net	586	595	647
Decrease (increase) in other assets	972	104	(431)
Increase (decrease) in accrued interest and other liabilities	4,263	(1,279)	701
Loans originated for sale	(150,264)	(208,952)	(168,188)
Proceeds on sales of loans	156,455	206,743	168,549
Net gain on sales of loans	(1,547)	(2,043)	(1,439)
Net cash and cash equivalents provided by operating activities	45,898	28,880	32,279
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	65,339	54,323	50,833
Purchases of investment securities available for sale	(85,772)	(62,546)	(60,137)
Loans made to customers, net of collections	(181,631)	(147,248)	(139,164)
Proceeds on sale of other real estate owned and other repossessed assets	520	182	640
Purchases of property and equipment	(2,854)	(7,082)	(7,199)
Expense from tax credit real estate, net	487	875	945
Net cash and cash equivalents used in investing activities	(203,911)	(161,496)	(154,082)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2017, 2016 and 2015
(Amounts In Thousands)

	2017	2016	2015
Cash Flows from Financing Activities
Net increase in deposits	252,253	145,610	55,633
Net decrease in short-term borrowings	(33,489)	(10,562)	(3,448)
Borrowings from FHLB	312,000	213,000	188,000
Payments on FHLB Borrowings	(252,000)	(203,000)	(103,000)
Borrowings from FRB	820	1	4
Payments on FRB borrowings	(820)	(1)	(4)
Issuance of common stock, net of costs	3,762	—	—
Stock options exercised	238	—	—
Excess tax benefits related to share-based compensation	—	70	8
Purchase of treasury stock	(2,435)	(3,926)	(3,454)
Proceeds from the issuance of common stock through the employee stock purchase plan	325	254	172
Dividends paid	(6,485)	(6,060)	(5,855)
Net cash and cash equivalents provided by financing activities	274,169	135,386	128,056

Increase in cash and cash equivalents	116,156	2,770	6,253

Cash and cash equivalents:
Beginning of year	38,197	35,427	29,174
End of year	$154,353	$38,197	$35,427

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$9,436	$7,619	$8,269
Interest paid on other obligations	8,230	8,330	6,754
Income taxes paid	14,488	14,113	13,711
Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$2,527	$3,219	$2,991
Transfers to other real estate owned	223	405	305
Sale and financing of other real estate owned	433	720	601

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Activities and Significant Accounting Policies

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2017 may change in the near-term and the effect could be material to the consolidated financial statements.

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

Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2017 and 2016, cash equivalents consisted primarily of deposits with other banks.

Investment securities:  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2017 or 2016.

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
The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2017, none of the Company’s nonaccrual loans were earning interest on a cash basis.

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

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all which are affordable housing projects as of December 31, 2017.  The Bank has a 99% or greater limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

Through December 31, 2015, the financial condition, results of operations and cash flows of each limited partnership is consolidated in the Company’s Consolidated Financial Statements.  In 2016, the Company adopted ASU 2015-02 and the investments in tax credit real estate are recorded for the years ended December 31, 2017 and 2016 using the equity method of accounting. The operations of the properties are not expected to contribute significantly to the Company’s income before income taxes.  However, the properties do contribute in the form of income tax credits, which lowers the Company’s effective tax rate.  Once established, the credits on each property last for ten years and are passed through from the limited partnerships to the Bank and reduces the consolidated federal tax liability of the Company.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment:  Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using primarily declining-balance methods over the estimated useful lives of 7-40 years for buildings and improvements and 3-10 years for furniture and equipment.

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2017, the Company had no material unrecognized tax benefits.

Goodwill:  Goodwill represents the excess of cost over the fair value of the net assets acquired, and is not subject to amortization, but requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life.

Other real estate:   Other real estate represents property acquired through foreclosures and settlements of loans.  Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs.  The Bank will obtain updated appraisals to determine the estimated fair value of the property based on the type of collateral securing the loan and the date of the latest appraisal.  Subsequent write downs estimated on the basis of later valuations are charged to net loss on sale of other real estate owned and other repossessed assets.  Net operating expenses incurred in maintaining such properties are charged to other non-interest expense. Net capital expenditures incurred are capitalized to the property. In 2017, the Company has revised its reporting to include other real estate with other assets.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents calculations of earnings per share:

	Year Ended December 31,
	2017	2016	2015
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	9,264,227	9,322,054	9,380,432
Weighted average number of net shares issued (redeemed)	65,776	(34,965)	(36,296)
Weighted average shares outstanding (basic)	9,330,003	9,287,089	9,344,136
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	4,632	6,445	5,391
Weighted average number of shares (diluted)	9,334,635	9,293,534	9,349,527
Net income	$28,061	$31,555	$28,418
Earnings per share:
Basic	$3.01	$3.40	$3.04
Diluted	$3.01	$3.40	$3.04

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

Effect of New Financial Accounting Standards:

In May 2014, The FASB and International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 deferring the effective date for annual periods and interim periods within those annual periods after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has evaluated all of its noninterest income streams and contracts to determine potential impact. The adoption of ASU 2014-09 by the Company will not have a material impact but may require additional financial disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company plans on adopting ASU 2018-02 for the period ended March 31, 2018 and will be a $0.53 million reclassification.

Note 2.	Investment Securities

The carrying values of investment securities at December 31, 2017 and December 31, 2016 are summarized in the following table (Amounts in Thousands):

	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$54,318	19.05%	$27,482	10.27%
Other securities (FHLB, FHLMC and FNMA)	43,959	15.42%	61,660	23.05%
State and political subdivisions	186,878	65.53%	178,395	66.68%
Total securities available for sale	$285,155	100.00%	$267,537	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2017 or 2016.  The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2017:
U.S. Treasury	$54,696	$—	$(378)	$54,318
Other securities (FHLB, FHLMC and FNMA)	44,470	1	(512)	43,959
State and political subdivisions	187,130	722	(974)	186,878
Total	$286,296	$723	$(1,864)	$285,155
December 31, 2016:
U.S. Treasury	$27,418	$82	$(18)	$27,482
Other securities (FHLB, FHLMC and FNMA)	62,047	65	(452)	61,660
State and political subdivisions	179,574	626	(1,805)	178,395
Total	$269,039	$773	$(2,275)	$267,537

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2017, were as follows (Amounts in Thousands):

	Amortized Cost	Fair Value
Due in one year or less	$52,011	$52,011
Due after one year through five years	156,671	155,895
Due after five years through ten years	76,994	76,629
Due over ten years	620	620
Total	$286,296	$285,155

As of December 31, 2017, investment securities with a carrying value of $14.85 million were pledged to collateralize derivative financial instruments and other borrowings.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2017
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	22	$54,318	$(378)	0.70%	—	$—	$—	—%	22	$54,318	$(378)	0.70%
Other securities (FHLB, FHLMC and FNMA)	9	21,411	(83)	0.39%	9	22,547	(429)	—%	18	43,958	(512)	1.16%
State and political subdivisions	241	58,803	(573)	0.97%	65	14,944	(401)	2.68%	306	73,747	(974)	1.32%
Total temporarily impaired securities	272	$134,532	$(1,034)	0.77%	74	$37,491	$(830)	2.21%	346	$172,023	$(1,864)	1.08%

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months				12 months or more				Total
2016
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	2	$4,957	$(18)	0.36%	—	$—	$—	—%	2	$4,957	$(18)	0.36%
Other securities (FHLB, FHLMC and FNMA)	14	34,648	(452)	1.30	—	—	—	—%	14	34,648	(452)	1.30%
State and political subdivisions	365	87,841	(1,762)	2.01	11	1,486	(43)	2.89%	376	89,327	(1,805)	2.02%
Total temporarily impaired securities	381	$127,446	$(2,232)	1.75%	11	$1,486	$(43)	2.89%	392	$128,932	$(2,275)	1.76%

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans

Classes of loans are as follows:

	December 31,
	2017	2016
	(Amounts In Thousands)
Agricultural	$88,580	$92,871
Commercial and financial	218,632	192,995
Real estate:
Construction, 1 to 4 family residential	69,738	57,864
Construction, land development and commercial	109,595	121,561
Mortgage, farmland	215,286	202,340
Mortgage, 1 to 4 family first liens	831,591	767,469
Mortgage, 1 to 4 family junior liens	144,200	125,400
Mortgage, multi-family	336,810	302,831
Mortgage, commercial	361,196	334,198
Loans to individuals	26,417	25,157
Obligations of state and political subdivisions	57,626	54,462
	2,459,671	2,277,148
Net unamortized fees and costs	894	827
	2,460,565	2,277,975
Less allowance for loan losses	29,400	26,530
	$2,431,165	$2,251,445

Changes in the allowance for loan losses and the allowance for loan loss balance applicable to impaired loans and the related loan balance of impaired loans for the year ended December 31, 2017, 2016 and 2015 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2017
Allowance for loan losses:
Beginning balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Charge-offs	(167)	(583)	(114)	(3)	(553)	(130)	(554)	(2,104)
Recoveries	146	1,183	662	—	661	376	258	3,286
Provision	(632)	(294)	(449)	255	883	1,409	516	1,688
Ending balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Ending balance, individually evaluated for impairment	$133	$1,018	$39	$238	$66	$482	$190	$2,166
Ending balance, collectively evaluated for impairment	$2,161	$3,819	$2,950	$3,431	$8,602	$5,218	$1,053	$27,234
Loan balances:
Ending balance	$88,580	$218,632	$179,333	$215,286	$975,791	$698,006	$84,043	$2,459,671
Ending balance, individually evaluated for impairment	$4,916	$2,768	$957	$7,962	$6,654	$8,040	$190	$31,487
Ending balance, collectively evaluated for impairment	$83,664	$215,864	$178,376	$207,324	$969,137	$689,966	$83,853	$2,428,184

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2016
Allowance for loan losses:
Beginning balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Charge-offs	(226)	(315)	(34)	(116)	(1,181)	(66)	(693)	(2,631)
Recoveries	181	1,169	849	—	1,043	385	187	3,814
Provision	(90)	(840)	(205)	191	(357)	(497)	635	(1,163)
Ending balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Ending balance, individually evaluated for impairment	$856	$718	$105	$390	$90	$34	$150	$2,343
Ending balance, collectively evaluated for impairment	$2,091	$3,813	$2,785	$3,027	$7,587	$4,011	$873	$24,187
Loan balances:
Ending balance	$92,871	$192,995	$179,425	$202,340	$892,869	$637,029	$79,619	$2,277,148
Ending balance, individually evaluated for impairment	$11,720	$2,477	$1,136	$8,028	$7,042	$3,111	$150	$33,664
Ending balance, collectively evaluated for impairment	$81,151	$190,518	$178,289	$194,312	$885,827	$633,918	$79,469	$2,243,484

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2015
Allowance for loan losses:
Beginning balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Charge-offs	(325)	(526)	(285)	—	(1,108)	(723)	(438)	(3,405)
Recoveries	123	1,370	501	6	762	1,310	168	4,240
Provision	769	(558)	(177)	664	1,099	(559)	417	1,655
Ending balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Ending balance, individually evaluated for impairment	$1	$324	$22	$—	$326	$110	$100	$883
Ending balance, collectively evaluated for impairment	$3,081	$4,193	$2,258	$3,342	$7,846	$4,113	$794	$25,627
Loan balances:
Ending balance	$101,588	$184,199	$134,467	$187,856	$845,033	$595,383	$76,390	$2,124,916
Ending balance, individually evaluated for impairment	$1,710	$2,110	$954	$2,233	$5,926	$3,228	$100	$16,261
Ending balance, collectively evaluated for impairment	$99,878	$182,089	$133,513	$185,623	$839,107	$592,155	$76,290	$2,108,655

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2017:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2017
Grade:
Excellent	$2,585	$10,264	$—	$2,548
Good	15,755	51,620	4,710	27,296
Satisfactory	40,886	116,375	47,995	35,749
Monitor	17,009	29,392	15,188	39,760
Special Mention	6,898	5,576	1,845	3,358
Substandard	5,447	5,405	—	884
Total	$88,580	$218,632	$69,738	$109,595

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
2017
Grade:
Excellent	$4,751	$2,392	$489	$16,564
Good	54,409	30,094	4,527	75,768
Satisfactory	109,724	689,645	130,451	195,652
Monitor	32,655	76,766	4,881	42,373
Special Mention	5,306	12,072	1,834	—
Substandard	8,441	20,622	2,018	6,453
Total	$215,286	$831,591	$144,200	$336,810

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2017
Grade:
Excellent	$30,355	$1	$8,794	$78,743
Good	98,434	118	30,607	393,338
Satisfactory	179,417	25,445	14,693	1,586,032
Monitor	43,786	500	3,532	305,842
Special Mention	6,303	182	—	43,374
Substandard	2,901	171	—	52,342
Total	$361,196	$26,417	$57,626	$2,459,671

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2016:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2016
Grade:
Excellent	$4,205	$4,241	$—	$244
Good	13,611	43,472	1,701	25,337
Satisfactory	40,008	108,800	44,138	46,758
Monitor	12,699	20,023	8,896	44,487
Special Mention	8,381	11,177	972	4,250
Substandard	13,967	5,282	2,157	485
Total	$92,871	$192,995	$57,864	$121,561

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
2016
Grade:
Excellent	$2,916	$1,196	$65	$5,970
Good	47,569	15,725	3,002	71,822
Satisfactory	105,971	647,191	113,433	180,651
Monitor	29,778	66,164	4,877	40,444
Special Mention	7,004	12,914	1,566	3,636
Substandard	9,102	24,279	2,457	308
Total	$202,340	$767,469	$125,400	$302,831

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2016
Grade:
Excellent	$15,873	$—	$—	$34,710
Good	89,801	65	37,539	349,644
Satisfactory	185,650	24,446	16,417	1,513,463
Monitor	34,979	293	506	263,146
Special Mention	3,797	195	—	53,892
Substandard	4,098	158	—	62,293
Total	$334,198	$25,157	$54,462	$2,277,148

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past due loans as of December 31, 2017 and 2016 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2017
Agricultural	$324	$—	$269	$593	$87,987	$88,580	$—
Commercial and financial	447	20	93	560	218,072	218,632	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	69,738	69,738	—
Construction, land development and commercial	246	—	—	246	109,349	109,595	—
Mortgage, farmland	269	—	—	269	215,017	215,286	—
Mortgage, 1 to 4 family first liens	5,143	1,750	2,939	9,832	821,759	831,591	971
Mortgage, 1 to 4 family junior liens	579	116	—	695	143,505	144,200	—
Mortgage, multi-family	—	—	—	—	336,810	336,810	—
Mortgage, commercial	307	178	16	501	360,695	361,196	—
Loans to individuals	206	55	6	267	26,150	26,417	—
Obligations of state and political subdivisions	—	—	—	—	57,626	57,626	—
	$7,521	$2,119	$3,323	$12,963	$2,446,708	$2,459,671	$971

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2016
Agricultural	$56	$—	$302	$358	$92,513	$92,871	$—
Commercial and financial	24	121	718	863	192,132	192,995	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	57,864	57,864	—
Construction, land development and commercial	—	231	85	316	121,245	121,561	—
Mortgage, farmland	319	—	—	319	202,021	202,340	—
Mortgage, 1 to 4 family first liens	5,649	978	1,943	8,570	758,899	767,469	192
Mortgage, 1 to 4 family junior liens	330	51	579	960	124,440	125,400	443
Mortgage, multi-family	—	—	40	40	302,791	302,831	—
Mortgage, commercial	371	—	207	578	333,620	334,198	—
Loans to individuals	203	32	—	235	24,922	25,157	—
Obligations of state and political subdivisions	—	—	—	—	54,462	54,462	—
	$6,952	$1,413	$3,874	$12,239	$2,264,909	$2,277,148	$635

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more increased $0.34 million from December 31, 2016 to December 31, 2017.  As of December 31, 2017 and 2016, accruing loans past due 90 days or more were 0.04% and 0.03% of total loans, respectively.  The average balance of the past due loans also increased in 2017 as compared to 2016.  The average 90 days or more past due loan balance per loan was $0.12 million as of December 31, 2017 compared to $0.11 million as of December 31, 2016.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain impaired loan information by loan type at December 31, 2017 and 2016 was as follows:

	December 31, 2017			December 31, 2016
	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,651	$—	$2,309	$1,741	$—	$91
Commercial and financial	825	—	1,943	1,354	—	1,057
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	265
Construction, land development and commercial	—	—	339	85	—	118
Mortgage, farmland	1,391	—	1,451	1,205	—	1,389
Mortgage, 1 to 4 family first liens	4,407	971	1,357	4,097	192	1,375
Mortgage, 1 to 4 family junior liens	7	—	25	136	443	26
Mortgage, multi-family	218	—	—	243	—	—
Mortgage, commercial	597	—	1,046	1,077	—	1,087
Loans to individuals	—	—	—	—	—	—
	$9,096	$971	$8,470	$9,938	$635	$5,408

(1)	There were $3.62 million and $4.23 million of TDR loans included within nonaccrual loans as of December 31, 2017 and 2016, respectively.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of information for TDR loans as of December 31, 2017 and 2016:

	December 31, 2017
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	9	$3,628	$321
Commercial and financial	14	2,575	169
Real estate:
Construction, 1 to 4 family residential	—	—	16
Construction, land development and commercial	2	339	—
Mortgage, farmland	7	2,761	—
Mortgage, 1 to 4 family first liens	13	1,442	—
Mortgage, 1 to 4 family junior liens	1	25	24
Mortgage, multi-family	—	—	—
Mortgage, commercial	8	1,324	—
Loans to individuals	—	—	—
	54	$12,094	$530

	December 31, 2016
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	4	$1,460	$167
Commercial and financial	14	2,053	117
Real estate:
Construction, 1 to 4 family residential	3	265	1,225
Construction, land development and commercial	1	118	107
Mortgage, farmland	7	2,594	—
Mortgage, 1 to 4 family first liens	12	1,471	—
Mortgage, 1 to 4 family junior liens	1	26	65
Mortgage, multi-family	—	—	—
Mortgage, commercial	10	1,650	—
Loans to individuals	—	—	—
	52	$9,637	$1,681

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of TDR loans that were modified during the year ended December 31, 2017 and 2016 was as follows:

	December 31, 2017
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	6	$10,890	$10,890
Commercial and financial	5	2,051	2,051
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	1	231	231
Mortgage, farmland	2	598	598
Mortgage, 1 to 4 family first liens	2	311	311
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	1	249	249
Mortgage, commercial	—	—	—
Loans to individuals	—	—	—
	17	$14,330	$14,330

	December 31, 2016
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	—	$—	$—
Commercial and financial	7	933	933
Real estate:
Construction, 1 to 4 family residential	3	265	265
Construction, land development and commercial	—	—	—
Mortgage, farmland	2	694	694
Mortgage, 1 to 4 family first liens	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	4	1,168	1,168
Loans to individuals	—	—	—
	16	$3,060	$3,060

The Bank has commitments to lend additional borrowings to TDR loan customers.  These commitments are in the normal course of business and allow the borrowers to build pre-sold homes and commercial property which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

There were no TDR loans modified during the year that were in payment default (defined as past due 90 days or more) as of December 31, 2017 or 2016.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2017 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2017
With no related allowance recorded:
Agricultural	$1,822	$2,193	$—	$2,044	$19
Commercial and financial	1,725	2,487	—	2,080	51
Real estate:
Construction, 1 to 4 family residential	114	150	—	116	5
Construction, land development and commercial	338	371	—	344	14
Mortgage, farmland	2,523	2,902	—	2,476	56
Mortgage, 1 to 4 family first liens	6,045	7,507	—	6,286	80
Mortgage, 1 to 4 family junior liens	7	482	—	23	—
Mortgage, multi-family	218	355	—	231	—
Mortgage, commercial	1,564	2,274	—	1,706	45
Loans to individuals	—	14	—	—	—
	$14,356	$18,735	$—	$15,306	$270
With an allowance recorded:
Agricultural	$3,094	$3,149	$133	$3,526	$160
Commercial and financial	1,043	1,043	1,018	1,249	60
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	505	505	39	321	14
Mortgage, farmland	5,439	5,439	238	5,596	242
Mortgage, 1 to 4 family first liens	577	593	63	585	20
Mortgage, 1 to 4 family junior liens	25	25	3	26	1
Mortgage, multi-family	6,179	6,179	480	6,247	281
Mortgage, commercial	79	79	2	81	4
Loans to individuals	190	190	190	179	20
	$17,131	$17,202	$2,166	$17,810	$802
Total:
Agricultural	$4,916	$5,342	$133	$5,570	$179
Commercial and financial	2,768	3,530	1,018	3,329	111
Real estate:
Construction, 1 to 4 family residential	114	150	—	116	5
Construction, land development and commercial	843	876	39	665	28
Mortgage, farmland	7,962	8,341	238	8,072	298
Mortgage, 1 to 4 family first liens	6,622	8,100	63	6,871	100
Mortgage, 1 to 4 family junior liens	32	507	3	49	1
Mortgage, multi-family	6,397	6,534	480	6,478	281
Mortgage, commercial	1,643	2,353	2	1,787	49
Loans to individuals	190	204	190	179	20
	$31,487	$35,937	$2,166	$33,116	$1,072

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2016 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2016
With no related allowance recorded:
Agricultural	$800	$971	$—	$923	$—
Commercial and financial	1,540	2,175	—	1,662	18
Real estate:
Construction, 1 to 4 family residential	117	151	—	131	6
Construction, land development and commercial	204	290	—	207	5
Mortgage, farmland	2,594	2,887	—	2,767	67
Mortgage, 1 to 4 family first liens	5,011	6,137	—	5,265	53
Mortgage, 1 to 4 family junior liens	153	646	—	186	—
Mortgage, multi-family	243	362	—	288	—
Mortgage, commercial	1,901	2,727	—	1,996	46
Loans to individuals	—	19	—	—	—
	$12,563	$16,365	$—	$13,425	$195
With an allowance recorded:
Agricultural	$10,920	$10,978	$856	$11,258	$464
Commercial and financial	937	955	718	777	27
Real estate:
Construction, 1 to 4 family residential	815	815	105	537	27
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	5,434	5,434	390	5,591	240
Mortgage, 1 to 4 family first liens	1,266	1,374	79	1,226	43
Mortgage, 1 to 4 family junior liens	612	667	11	637	27
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	967	1,004	34	986	36
Loans to individuals	150	150	150	151	16
	$21,101	$21,377	$2,343	$21,163	$880
Total:
Agricultural	$11,720	$11,949	$856	$12,181	$464
Commercial and financial	2,477	3,130	718	2,439	45
Real estate:
Construction, 1 to 4 family residential	932	966	105	668	33
Construction, land development and commercial	204	290	—	207	5
Mortgage, farmland	8,028	8,321	390	8,358	307
Mortgage, 1 to 4 family first liens	6,277	7,511	79	6,491	96
Mortgage, 1 to 4 family junior liens	765	1,313	11	823	27
Mortgage, multi-family	243	362	—	288	—
Mortgage, commercial	2,868	3,731	34	2,982	82
Loans to individuals	150	169	150	151	16
	$33,664	$37,742	$2,343	$34,588	$1,075

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2015 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2015
With no related allowance recorded:
Agricultural	$1,609	$1,773	$—	$1,620	$80
Commercial and financial	1,263	1,981	—	1,421	5
Real estate:
Construction, 1 to 4 family residential	238	238	—	173	5
Construction, land development and commercial	210	314	—	231	6
Mortgage, farmland	2,233	2,351	—	2,305	110
Mortgage, 1 to 4 family first liens	3,558	4,419	—	3,806	48
Mortgage, 1 to 4 family junior liens	189	500	—	204	—
Mortgage, multi-family	157	226	—	175	—
Mortgage, commercial	1,831	3,018	—	1,839	50
Loans to individuals	—	20	—	—	—
	$11,288	$14,840	$—	$11,774	$304
With an allowance recorded:
Agricultural	$101	$101	$1	$106	$5
Commercial and financial	847	847	324	990	30
Real estate:
Construction, 1 to 4 family residential	449	461	9	449	12
Construction, land development and commercial	57	58	13	58	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	2,062	2,156	306	2,133	36
Mortgage, 1 to 4 family junior liens	117	270	20	179	1
Mortgage, multi-family	292	332	58	316	—
Mortgage, commercial	948	1,030	52	974	38
Loans to individuals	100	100	100	67	4
	$4,973	$5,355	$883	$5,272	$126
Total:
Agricultural	$1,710	$1,874	$1	$1,726	$85
Commercial and financial	2,110	2,828	324	2,411	35
Real estate:
Construction, 1 to 4 family residential	687	699	9	622	17
Construction, land development and commercial	267	372	13	289	6
Mortgage, farmland	2,233	2,351	—	2,305	110
Mortgage, 1 to 4 family first liens	5,620	6,575	306	5,939	84
Mortgage, 1 to 4 family junior liens	306	770	20	383	1
Mortgage, multi-family	449	558	58	491	—
Mortgage, commercial	2,779	4,048	52	2,813	88
Loans to individuals	100	120	100	67	4
	$16,261	$20,195	$883	$17,046	$430

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans decreased by $2.18 million from December 31, 2016 to December 31, 2017.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, TDR loans and specific reserve loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $0.84 million, a decrease of $5.58 million in specific reserve loans, offset by an increase in TDR Loans of $3.06 million and accruing loans past due 90 days or more of $0.34 million from December 31, 2016 to December 31, 2017.

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

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.   Although management believes the levels of the allowance for loan losses as of December 31, 2017 and 2016 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Note 4.	Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2017	2016
	(Amounts In Thousands)
Land	$10,880	$10,045
Buildings and improvements	36,686	36,542
Furniture and equipment	34,067	32,192
	81,633	78,779
Less accumulated depreciation	43,776	40,920
Net	$37,857	$37,859

Note 5.	Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2017	2016
	(Amounts In Thousands)
NOW and other demand	$520,647	$509,687
Savings	907,121	741,739
Time, $100,000 and over	315,558	294,834
Other time	181,422	141,547
	$1,924,748	$1,687,807

Brokered deposits totaled $284.41 million and $112.70 million as of December 31, 2017 and 2016, respectively with an average interest rate of 1.35% and 0.59% as of December 31, 2017 and 2016, respectively.  As of December 31, 2017, brokered deposits of $274.13 million are included in savings deposits and $10.28 million are included in time deposits.  At December 31, 2016, brokered deposits of $103.38 million were included in savings deposits and $9.32 million were included in time deposits. Brokered time deposits in increments greater than $100,000 as of December 31, 2017 and 2016 were $8.57 million and $7.74 million, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time deposits have a maturity as follows:

	December 31,
	2017	2016
	(Amounts In Thousands)
Due in one year or less	$167,471	$168,991
Due after one year through two years	90,741	104,259
Due after two years through three years	194,530	31,370
Due after three years through four years	40,140	90,287
Due over four years	4,098	41,474
	$496,980	$436,381

Note 6.	Other Borrowings

The following table sets forth selected information for other borrowings each of which having a maturity of less than one year:

	December 31,
	2017	2016
	(Amounts In Thousands)
Repurchase agreements with customers, renewable daily, interest payable monthly, secured by other securities (FHLB, FHLMC and FNMA)	—	33,489
	$—	$33,489

The weighted average interest rate on other borrowings outstanding as of December 31, 2017 and 2016 was 0.00% and 0.33%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of investment securities.  The repurchase agreement is a commitment to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate, which are treated as secured borrowings.  The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers.  At December 31, 2017, repurchase agreements were $0.00 million; however, the Bank maintained these deposits. The deposits were transitioned to an FDIC insured cash sweep product offered by the Bank.

As of December 31, 2017 and 2016, all of the Company's sales of securities under agreements to repurchase had overnight contractual maturities. The securities underlying the agreements are book-entry securities issues by U.S. government sponsored agencies, held in safekeeping with a third party custodian and pledged to the depositors under a written custodial agreement that explicitly recognizes the depositors' interest in the securities.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Federal Home Loan Bank Borrowings

As of December 31, 2017 and 2016, the borrowings were as follows:

	2017	2016
(Effective interest rates as of December 31, 2017)	(Amounts In Thousands)
Due 2017, 4.09% to 4.48%	$—	$30,000
Due 2018, 3.65%	20,000	20,000
Due 2019, 1.67%	15,000	—
Due 2020, 3.05%	25,000	25,000
Due 2021, 2.06% to 2.27%	30,000	15,000
Due 2022, 2.44%	15,000	15,000
Due 2023, 3.77%	25,000	25,000
Due 2024, 2.38%	15,000	—
Due 2025, 2.54% to 3.07%	90,000	90,000
Due 2026, 2.52% to 2.86%	30,000	15,000
Due 2027, 2.76% to 2.95%	30,000	—
	$295,000	$235,000

The $30.00 million borrowing due in 2017 was callable by the FHLB. The borrowing due in 2018 is callable by the FHLB.  The advance is unlikely to be called unless rates would increase significantly.  The borrowings with the FHLB have prepayment fees associated with them; therefore, the Company cannot prepay without incurring fees.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $15.01 million and $12.41 million at December 31, 2017 and 2016, respectively.  Collateral is provided by the Company’s 1 to 4 family mortgage loans totaling $398.25 million at December 31, 2017 and $317.25 million at December 31, 2016.  The Company also has the ability to borrow against agricultural real estate, commercial real estate and multi-family loans totaling $298.85 million as of December 31, 2017 and $224.66 million as of December 31, 2016 and there was $0 borrowed against this collateral as of December 31, 2017 or 2016.

Note 8.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2017	2016
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(1,141)	$(1,502)
Net unrealized loss on derivatives used for cash flow hedges	(2,819)	(3,938)
Tax effect	1,514	2,081
Net-of-tax amount	$(2,446)	$(3,359)

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in a year is $9,000.  During the year ended December 31, 2017, 6,892 shares of stock were purchased by employees of the Bank through the ESPP.  5,636 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2016.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.01 million, $0.92 million and $1.72 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The 2017 and 2016 discretionary contribution rate was 4.5% of qualified salaries and the 2015 discretionary contribution rate was 9.0% of qualified salaries.

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

When the note payable is repaid by the ESOP, shares are released from collateral and allocated to qualified employees based on the proportion of principal and interest paid in the year to total principal and interest payments anticipated for the life of the loan.  The number of shares released from collateral totaled 0, 0 and 15,256 shares for the years ended December 31, 2017, 2016 and 2015, respectively. The shares pledged as collateral are reported as a reduction of stockholder’s equity in the consolidated balance sheet.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense totaled $0.00 million, $0.00 million and $0.17 million for the years ended December 31, 2017, 2016 and 2015, respectively. Unallocated shares were 0, 0 and 0 as of December 31, 2017, 2016 and 2015, respectively. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings.  Dividends on unallocated ESOP shares were used to reduce debt.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2017 and 2016, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2017	2016
Shares held by the ESOP	802,003	849,613
Fair value per share	$54.00	$48.00
Maximum cash obligation	$43,308,000	$40,781,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company made a 4.50% or $1.01 million contribution to the profit sharing plan contribution for the year ended December 31, 2017. The Company made a 4.50% or $0.92 million contribution to the profit sharing plan for the year ended December 31, 2016. There was no profit sharing plan contribution for the year ended December 31, 2015. The Company made matching contributions under its 401(k) plan of $0.20 million in 2017, $0.18 million in 2016, and $0.16 million in 2015 and each such amount is included in salaries and employee benefits expense.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $6.34 million and $5.72 million at December 31, 2017 and 2016, respectively.  Expense related to the deferred compensation plan was $0.81 million for 2017, $0.51 million for 2016 and $0.49 million for 2015 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $2.95 million and $2.63 million at December 31, 2017 and 2016, respectively.  Expense related to the directors’ deferred compensation plan was $0.37 million for 2017, $0.22 million for 2016 and $0.21 million for 2015 and is included in other noninterest expense.

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

There were no stock options granted in 2015, 2016 or 2017. The intrinsic value of options exercised was $0.24 million, $0.00 million and $0.00 million for 2017, 2016 and 2015, respectively.

A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2014	19,380	29.92	5.03	580
Granted	—
Exercised	—
Balance, December 31, 2015	19,380	$29.92	4.03	580
Granted	—
Exercised	—
Balance, December 31, 2016	19,380	$29.92	3.03	580
Granted	—
Exercised	(9,160)
Balance, December 31, 2017	10,220	$33.44	4.45	$342

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other pertinent information related to the options outstanding at December 31, 2017 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
33.00	7,220	52 months	7,220
34.50	3,000	58 months	3,000
	10,220		10,220

As of December 31, 2017, the outstanding options have a weighted-average exercise price of $33.44 per share and a weighted average remaining contractual term of 4.45 years.  As of December 31, 2017, the vested options totaled 10,220 shares with a weighted-average exercise price of $33.44 per share.

As of December 31, 2017, 59,728 shares were available for stock options and awards.  The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock. A summary of the restricted stock option activity for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	83,201
Granted	27,407	$52.75
Forfeited	3,934	$39.66
Balance, December 31, 2017	59,728

The Company authorized the issuance of 23,163 shares in 2016 and 18,314 shares in 2015 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2017, 2016 and 2015 was $0.58 million, $0.56 million and $0.39 million, respectively. 15,200, 10,400 and 10,400 shares of the restricted common stock shares awarded in December 31, 2017, 2016 and 2015, are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 10.	Income Taxes

Income taxes for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

	2017	2016	2015
	(Amounts In Thousands)
Current:
Federal	$13,770	$11,650	$11,559
State	2,529	2,320	2,202
Deferred:
Federal	3,426	435	(1,114)
State	(188)	(11)	(178)
	$19,537	$14,394	$12,469

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$7,335	$10,148
Deferred compensation	2,202	3,108
Unrealized losses on interest rate swaps	703	1,506
Accrued expenses	688	1,025
State net operating loss	836	779
Unrealized losses on investment securities	285	575
Gross deferred tax assets	$12,049	$17,141
Valuation allowance	(836)	(779)
Deferred tax asset, net of valuation allowance	$11,213	$16,362
Deferred income tax liabilities:
Property and equipment	1,652	2,408
Goodwill	407	624
Other	348	719
Gross deferred tax liabilities	$2,407	$3,751
Net deferred tax assets	$8,806	$12,611

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2018 and 2037.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2017 and 2016, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized.  The increase in net operating loss carry-forward in 2017 compared to 2016 reflects the additional Iowa income tax net operating loss generated during 2017 less any expiring carry-forward.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance increased by $57,000 and $71,000 for the years ended December 31, 2017 and 2016, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.

As a result of the reduction of the federal corporate income tax rate, we have revalued our net deferred tax asset, excluding after tax credits, as of December 22, 2017.  Based on this revaluation, we have recorded a net tax expense of $4.71 million to reduce our net deferred tax asset balance, which was recorded as additional income tax expense for the year ended December 31, 2017. Our effective tax rate increased by 30.99% to 41.0% primarily as a result of the revaluation of our net deferred tax asset.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net change in the deferred income taxes for the years ended December 31, 2017, 2016 and 2015 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2017	2016	2015
	(Amounts In Thousands)
Consolidated statements of income	$(3,238)	$(424)	$1,292
Consolidated statements of stockholders' equity	(567)	1,340	465
	$(3,805)	$916	$1,757

Income tax expense for the years ended December 31, 2017, 2016 and 2015 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2017		2016		2015
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
Expected tax expense	$16,659	35.0%	$16,082	35.0%	$14,310	35.0%
Tax-exempt interest	(1,771)	(3.7)	(1,715)	(3.7)	(1,776)	(4.3)
Interest expense limitation	103	0.2	96	0.2	97	0.2
State income taxes, net of federal income tax benefit	1,522	3.2	1,501	3.2	1,316	3.2
Income tax credits	(1,426)	(3.0)	(1,426)	(3.1)	(1,426)	(3.5)
Deferred tax asset revaluation	4,710	9.9	—	—	—	—
Other	(260)	(0.6)	(144)	(0.3)	(52)	(0.1)
	$19,537	41.0%	$14,394	31.3%	$12,469	30.5%

Federal income tax expense for the years ended December 31, 2017, 2016 and 2015 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2017, 2016, 2015 and 2014, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2017, 2016, 2015 and 2014, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2017 and December 31, 2016.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2017, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2018.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of capital. Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. Management believes that, as of December 31, 2017 and 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2017, the most recent notifications from the Federal Reserve System categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the Bank's category.

The actual amounts and capital ratios as of December 31, 2017 and 2016, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2017:
Company:
Total risk-based capital	$383,766	16.66%	8.00%	10.00%
Tier 1 risk-based capital	354,970	15.41	6.00	8.00
Tier 1 common equity	354,970	15.41	4.50	6.50
Leverage ratio	354,970	12.34	4.00	5.00
Bank:
Total risk-based capital	384,181	16.69	8.00	10.00
Tier 1 risk-based capital	355,402	15.44	6.00	8.00
Tier 1 common equity	355,402	15.44	4.50	6.50
Leverage ratio	355,402	12.36	4.00	5.00

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		For Capital Adequacy Purposes	To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2016:
Company:
Total risk-based capital	$357,440	16.17%	8.00%	10.00%
Tier 1 risk-based capital	330,910	14.97	6.00	8.00
Tier 1 common equity	330,910	14.97	4.50	6.50
Leverage ratio	330,910	12.63	4.00	5.00
Bank:
Total risk-based capital	357,895	16.20	8.00	10.00
Tier 1 risk-based capital	331,365	15.00	6.00	8.00
Tier 1 common equity	331,365	15.00	4.50	6.50
Leverage ratio	331,365	12.66	4.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8.00%, retained earnings of $171.27 million as of December 31, 2017 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $139.12 million and $9.88 million as of December 31, 2017 and 2016, respectively.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Amounts In Thousands)
Balance, beginning	$30,532	$27,004
Net (decrease) increase due to change in related parties	(59)	137
Advances	28,305	18,845
Collections	(16,282)	(15,454)
Balance, ending	$42,496	$30,532

Deposits from these related parties totaled $9.24 million and $6.89 million as of December 31, 2017 and 2016, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2017 are as follows:

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$154,353	$154,353	$154,353	$—	$—
Investment securities	300,160	300,160	—	300,160	—
Loans held for sale	5,162	5,162	—	5,162	—
Loans
Agricultural	86,286	86,229	—	—	86,229
Commercial and financial	213,795	212,244	—	—	212,244
Real estate:
Construction, 1 to 4 family residential	68,545	69,036	—	—	69,036
Construction, land development and commercial	107,799	108,651	—	—	108,651
Mortgage, farmland	211,617	211,947	—	—	211,947
Mortgage, 1 to 4 family first liens	824,222	818,083	—	—	818,083
Mortgage, 1 to 4 family junior liens	142,901	142,180	—	—	142,180
Mortgage, multi-family	334,019	329,344	—	—	329,344
Mortgage, commercial	358,287	353,796	—	—	353,796
Loans to individuals	25,635	25,610	—	—	25,610
Obligations of state and political subdivisions	57,165	55,066	—	—	55,066
Accrued interest receivable	10,772	10,772	—	10,772	—
Total financial instrument assets	$2,900,718	$2,882,633	$154,353	$316,094	$2,412,186
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$363,817	$363,817	$—	$363,817	$—
Interest-bearing deposits	1,924,748	1,934,442	—	1,934,442	—
Other borrowings	—	—	—	—	—
Federal Home Loan Bank borrowings	295,000	284,442	—	284,442	—
Interest rate swaps	2,819	2,819	—	2,819	—
Accrued interest payable	1,290	1,290	—	1,290	—
Total financial instrument liabilities	$2,587,674	$2,586,810	$—	$2,586,810	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$380,877	$—	$—	$—	$—
Letters of credit	9,113	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$389,990	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2017.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$—	$54,318	$—	$54,318
State and political subdivisions	—	186,878	—	186,878
Other securities (FHLB, FHLMC and FNMA)	—	43,959	—	43,959
Derivative Financial Instruments
Interest rate swaps	—	(2,819)	—	(2,819)
Total	$—	$282,336	$—	$282,336

	December 31, 2016
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$—	$27,482	$—	$27,482
State and political subdivisions	—	178,395	—	178,395
Other securities (FHLB, FHLMC and FNMA)	—	61,660	—	61,660
Derivative Financial Instruments
Interest rate swaps	—	(3,938)	—	(3,938)
Total	$—	$263,599	$—	$263,599

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2017 and 2016.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2017 and 2016, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2017				Year Ended December 31, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$4,704	$4,704	$127
Commercial and financial	—	—	1,555	1,555	159
Real Estate:
Construction, 1 to 4 family residential	—	—	729	729	—
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	7,190	7,190	—
Mortgage, 1 to 4 family first liens	—	—	5,548	5,548	404
Mortgage, 1 to 4 family junior liens	—	—	25	25	88
Mortgage, multi-family	—	—	6,397	6,397	—
Mortgage, commercial	—	—	1,063	1,063	111
Loans to individuals	—	—	—	—	20
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$27,211	$27,211	$909

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016				Year Ended December 31, 2016
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$10,773	$10,773	$—
Commercial and financial	—	—	1,397	1,397	143
Real Estate:
Construction, 1 to 4 family residential	—	—	827	827	—
Construction, land development and commercial	—	—	85	85	—
Mortgage, farmland	—	—	7,077	7,077	—
Mortgage, 1 to 4 family first liens	—	—	5,424	5,424	756
Mortgage, 1 to 4 family junior liens	—	—	194	194	—
Mortgage, multi-family	—	—	244	244	—
Mortgage, commercial	—	—	1,541	1,541	65
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	75	75	20
Total	$—	$—	$27,637	$27,637	$984

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2017 and 2016
(Amounts In Thousands)

ASSETS	2017	2016
Cash and cash equivalents at subsidiary bank	$4,015	$543
Investment in subsidiary bank	355,456	330,506
Other assets	1,393	1,630
Total assets	$360,864	$332,679
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$5,840	$2,628
Redeemable common stock held by ESOP	43,308	40,781
Stockholders' equity:
Capital stock	48,930	44,606
Retained earnings	341,558	319,982
Accumulated other comprehensive loss	(2,446)	(3,359)
Treasury stock at cost	(33,018)	(31,178)
	355,024	330,051
Less maximum cash obligation related to ESOP shares	43,308	40,781
Total stockholders' equity	311,716	289,270
Total liabilities and stockholders' equity	$360,864	$332,679

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2017, 2016 and 2015
(Amounts In Thousands)

	2017	2016	2015
Dividends received from subsidiary	$7,485	$8,560	$7,364
Other expenses	(741)	(570)	(713)
Income before income tax benefit and equity in undistributed income of subsidiary	6,744	7,990	6,651
Income tax benefit	73	292	338
	6,817	8,282	6,989
Equity in undistributed income of subsidiary	21,244	23,273	21,429
Net income	$28,061	$31,555	$28,418

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015
(Amounts In Thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$28,061	$31,555	$28,418
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(21,244)	(23,273)	(21,429)
Share-based compensation	11	29	29
Compensation expensed through issuance of common stock	1,446	1,078	981
Excess tax benefits related to share-based compensation	—	(70)	(8)
Forfeiture of common stock	(156)	(52)	(37)
Decrease (increase) in other assets	237	(8)	(27)
Increase in other liabilities	3,212	103	164
Net cash and cash equivalents provided by operating activities	11,567	9,362	8,091
Cash flows from financing activities:
Issuance of common stock, net of costs	3,762	—	—
Stock options exercised	238	—	—
Excess tax benefits related to share-based compensation	—	70	8
Purchase of treasury stock	(2,435)	(3,926)	(3,454)
Proceeds from the issuance of common stock through the employee stock purchase plan	325	254	172
Capital contribution to subsidiary	(3,500)	—	—
Dividends paid	(6,485)	(6,060)	(5,855)
Net cash and cash equivalents used by financing activities	(8,095)	(9,662)	(9,129)
Increase (decrease) in cash and cash equivalents	3,472	(300)	(1,038)
Cash and cash equivalents:
Beginning of year	543	843	1,881
Ending of year	$4,015	$543	$843

Note 15.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $86.80 million.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2017 and 2016 is as follows:

	2017	2016
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$55,171	$48,785
Credit cards	49,235	45,738
Commercial, real estate and home construction	117,021	113,251
Commercial lines and real estate purchase loans	159,450	180,892
Outstanding letters of credit	9,113	9,024

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2017 and 2016, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2017 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2018	$362
2019	91
2020	17
2021	—
2022	—
Thereafter	—
$470

Rent expense was $0.37 million, $0.36 million and $0.35 million for the years ended December 31, 2017, 2016 and 2015, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2017
Interest income	$25,180	$26,133	$26,872	$27,767	$105,952
Interest expense	3,983	4,182	4,652	$5,155	17,972
Net interest income	$21,197	$21,951	$22,220	$22,612	$87,980
Provision for loan losses	(814)	2,511	130	(139)	1,688
Other income	5,241	5,001	5,005	5,571	20,818
Other expense	14,411	15,201	14,821	15,079	59,512
Income before income taxes	$12,841	$9,240	$12,274	$13,243	47,598
Income taxes	3,967	2,783	3,722	9,065	19,537
Net income	$8,874	$6,457	$8,552	$4,178	$28,061
Basic earnings per share	$0.95	$0.69	$0.92	$0.45	$3.01
Diluted earnings per share	0.95	0.69	0.92	0.45	3.01
2016
Interest income	$23,756	$24,056	$24,780	$25,085	$97,677
Interest expense	4,083	4,088	3,922	$3,994	16,087
Net interest income	$19,673	$19,968	$20,858	$21,091	$81,590
Provision for loan losses	549	(721)	(1,832)	841	(1,163)
Other income	4,873	4,868	5,314	4,940	19,995
Other expense	13,052	13,863	14,431	15,453	56,799
Income before income taxes	$10,945	$11,694	$13,573	$9,737	45,949
Income taxes	3,245	3,727	4,397	3,025	14,394
Net income	$7,700	$7,967	$9,176	$6,712	$31,555
Basic earnings per share	$0.83	$0.85	$0.99	$0.73	$3.40
Diluted earnings per share	0.83	0.85	0.99	0.73	3.40

Note 17.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $2.82 million of collateral as of December 31, 2017.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow edges as of December 31, 2017 and 2016:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
December 31, 2017
Interest rate swap	$25,000	$(582)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,237)	Other Liabilities	11/7/2023

December 31, 2016
Interest rate swap	$25,000	$(1,097)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,841)	Other Liabilities	11/7/2023

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the year ended December 31, 2017 and 2016:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
December 31, 2017
Interest rate swap	$318	Interest Expense	$—	Other Income	$—
Interest rate swap	373	Interest Expense	—	Other Income	—

December 31, 2016
Interest rate swap	$250	Interest Expense	$—	Other Income	$—
Interest rate swap	(101)	Interest Expense	—	Other Income	—

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.	Subsequent Events

On January 17, 2018 the Company paid $15.00 million in FHLB Borrowings due in 2019 and $15.00 million due in 2021. On February 6, 2018 the Company paid $15.00 million in FHLB Borrowings due in 2021. On February 28, 2018 the Company paid $15.00 million in FHLB Borrowings due in 2022.

Subsequent events have been evaluated through March 5, 2018.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2017.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2017.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

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

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” "Information Concerning Directors other than Nominees," "Corporate Governance and Board of Directors," and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 16, 2018 for the Annual Meeting of Stockholders on April 16, 2018.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Shari DeMaris
Treasurer
Hills Bancorporation
131 Main Street
PO Box 160
Hills, Iowa  52235

The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	65	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Shari J. DeMaris	48	Ms. DeMaris has held the position of Secretary, Treasurer and Principal Financial Officer since 2012.

Bank
Timothy D. Finer	56	Mr. Finer has held the position of Senior Vice President, Director of Real Estate Lending since 2005.

Steven R. Ropp	57	Mr. Ropp has held the position of Senior Vice President, Director of Commercial Banking since 2008.

Bradford C. Zuber	61	Mr. Zuber has held the position of Senior Vice President, Director of Trust Services since 1987.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors,” "Schedule of Director Fees," "Director Compensation Table," and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 16, 2018 for the Annual Meeting of Stockholders on April 16, 2018. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” in the Company’s Definitive Proxy Statement dated March 16, 2018 for the Annual Meeting of Stockholders on April 16, 2018.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2017, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,220	$33.44	59,728
Equity compensation plans not approved by security holders	—	—	—
Total	10,220	$33.44	59,728

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 16, 2018 for the Annual Meeting of Stockholders on April 16, 2018. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 16, 2018 for the Annual Meeting of Shareholders on April 16, 2018, under the heading “Audit Committee,” which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Page 50-52

		Consolidated balance sheets as of December 31, 2017 and 2016	Page 53

		Consolidated statements of income for the years ended December 31, 2017, 2016, and 2015	Page 54

		Consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015	Page 55

		Consolidated statements of stockholders' equity for the years ended December 31, 2017, 2016 and 2015	Page 56

		Consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015	Page 57

		Notes to consolidated financial statements	Page 59

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation filed as Exhibit 3.1 in Form 10-K for the year ended December 31, 2014 is incorporated by reference

	3.2	Amended and Restated ByLaws filed as Exhibit 3.2 in Form 10-K for the year ended December 31, 2014 is incorporated by reference.

	10.1	1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.2	2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

	11	Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant is attached on Page 111.

23.1	Consent of Independent Registered Public Accounting Firm is attached on Page 112. BKD LLP

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 113-114.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 115.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DED	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date:	March 5, 2018	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	March 5, 2018	By: /s/Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date:	March 5, 2018	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 5, 2018	By: /s/Thomas J. Gill
Thomas J. Gill, Director

Date:	March 5, 2018	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 5, 2018	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 5, 2018	By: /s/James A. Nowak
James A. Nowak, Director

Date:	March 5, 2018	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date:	March 5, 2018	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 5, 2018	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 5, 2018	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date:	March 5, 2018	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2017

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2017 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share
	(Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant	111

23.1	Consent of Independent Registered Public Accounting Firm, BKD LLP	112

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	113

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	114

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	115