Form 10-Q
period 2018-03-31
HILLS BANCORPORATION
filed 2018-05-04
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☐ Yes  ☑ No

Index

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	April 30, 2018

Common Stock, no par value	9,374,917

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$244,097	$154,353
Investment securities available for sale at fair value (amortized cost March 31, 2018 $303,339; December 31, 2017 $286,296)	299,941	285,155
Stock of Federal Home Loan Bank	12,973	15,005
Loans held for sale	5,584	5,162
Loans, net of allowance for loan losses (March 31, 2018 $28,910; December 31, 2017 $29,400)	2,423,915	2,431,165
Property and equipment, net	37,687	37,857
Tax credit real estate investment	9,686	10,076
Accrued interest receivable	11,365	10,772
Deferred income taxes, net	8,803	8,806
Goodwill	2,500	2,500
Other assets	2,657	2,509
Total Assets	$3,059,208	$2,963,360

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$365,042	$363,817
Interest-bearing deposits	2,076,735	1,924,748
Total deposits	$2,441,777	$2,288,565
Other borrowings	—	—
Federal Home Loan Bank borrowings	235,000	295,000
Accrued interest payable	1,310	1,290
Other liabilities	20,824	23,481
Total Liabilities	$2,698,911	$2,608,336

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$45,779	$43,308

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued March 31, 2018 10,322,064 shares; December 31, 2017 10,320,315 shares	$—	$—
Paid in capital	51,720	48,930
Retained earnings	345,940	341,558
Accumulated other comprehensive loss	(3,875)	(2,446)
Treasury stock at cost (March 31, 2018 943,650 shares; December 31, 2017 985,161 shares)	(33,488)	(33,018)
Total Stockholders' Equity	$360,297	$355,024
Less maximum cash obligation related to ESOP shares	45,779	43,308
Total Stockholders' Equity Less Maximum Cash Obligations Related to ESOP Shares	$314,518	$311,716
Total Liabilities & Stockholders' Equity	$3,059,208	$2,963,360

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans, including fees	$26,028	$23,890
Investment securities:
Taxable	563	393
Nontaxable	889	833
Federal funds sold	551	64
Total interest income	$28,031	$25,180
Interest expense:
Deposits	$3,864	$2,128
Short-term borrowings	—	22
FHLB borrowings	1,874	1,833
Total interest expense	$5,738	$3,983
Net interest income	$22,293	$21,197
Provision for loan losses	(765)	(814)
Net interest income after provision for loan losses	$23,058	$22,011
Noninterest income:
Net gain on sale of loans	$331	$316
Trust fees	2,641	1,879
Service charges and fees	2,228	2,132
Other noninterest income	428	914
	$5,628	$5,241

Noninterest expenses:
Salaries and employee benefits	$8,284	$7,980
Occupancy	1,101	1,042
Furniture and equipment	1,474	1,429
Office supplies and postage	434	461
Advertising and business development	630	790
Outside services	2,578	2,008
FDIC insurance assessment	218	207
Other noninterest expense	537	494
	$15,256	$14,411
Income before income taxes	$13,430	$12,841
Income taxes	2,572	3,967
Net income	$10,858	$8,874

Earnings per share:
Basic	$1.16	$0.95
Diluted	$1.16	$0.95

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$10,858	$8,874

Other comprehensive income (loss)
Securities:
Net change in unrealized loss on securities available for sale	$(2,257)	$1,373
Reclassification adjustment for net gains realized in net income	—	—
Income taxes	563	(526)
Other comprehensive (loss) income on securities available for sale	$(1,694)	$847
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	$1,054	$349
Income taxes	(263)	(133)
Other comprehensive income on cash flow hedges	$791	$216

Other comprehensive (loss) income, net of tax	$(903)	$1,063

Comprehensive income	$9,955	$9,937

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2016	$44,606	$319,982	$(3,359)	$—	$(31,178)	$(40,781)	$289,270
Issuance of 84,638 shares of common stock	3,966	—	—	—	—	—	3,966
Unearned restricted stock compensation	96	—	—	—	—	—	96
Forfeiture of 1,234 shares of common stock	(48)						(48)
Share-based compensation	12	—	—	—	—	—	12
Income tax benefit related to share-based compensation	44	—	—	—	—	—	44
Change related to ESOP shares	—	—	—	—	—	(2,560)	(2,560)
Net income	—	8,874	—	—	—	—	8,874
Cash dividends ($0.70 per share)	—	(6,485)	—	—	—	—	(6,485)
Purchase of 9,346 shares of common stock	—	—	—	—	(465)	—	(465)
Other comprehensive income	—	—	1,063	—	—	—	1,063
Balance, March 31, 2017	$48,676	$322,371	$(2,296)	$—	$(31,643)	$(43,341)	$293,767

Balance, December 31, 2017	$48,930	$341,558	$(2,446)	$—	$(33,018)	$(43,308)	$311,716
Issuance of 88,943 shares of common stock	2,580	—	—	—	2,224	—	4,804
Issuance of 1,957 shares of common stock under the employee stock purchase plan	100	—	—	—	—	—	100
Unearned restricted stock compensation	118	—	—	—	—	—	118
Forfeiture of 208 shares of common stock	(8)	—	—	—	—	—	(8)
Change related to ESOP shares	—	—	—	—	—	(2,471)	(2,471)
Net income	—	10,858	—	—	—	—	10,858
Cash dividends ($0.75 per share)	—	(7,002)	—	—	—	—	(7,002)
Reclassification of stranded tax effects due to the Tax Cuts and Jobs Act	—	526	(526)	—	—	—	—
Purchase of 47,432 shares of common stock	—	—	—	—	(2,694)	—	(2,694)
Other comprehensive loss	—	—	(903)	—	—	—	(903)
Balance, March 31, 2018	$51,720	$345,940	$(3,875)	$—	$(33,488)	$(45,779)	$314,518

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$10,858	$8,874
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	821	757
Provision for loan losses	(765)	(814)
Share-based compensation	—	12
Forfeiture of common stock	(8)	(48)
Compensation expensed through issuance of common stock	91	85
Excess tax benefits from share-based compensation	—	(44)
Provision for deferred income taxes	303	(104)
Net gain on sale of other real estate owned and other repossessed assets	(2)	(34)
Increase in accrued interest receivable	(593)	(1,165)
Amortization of premium on investment securities, net	134	151
(Increase) decrease in other assets	(86)	1,241
(Decrease) increase in accrued interest payable and other liabilities	(1,465)	2,704
Loans originated for sale	(31,571)	(23,735)
Proceeds on sales of loans	31,480	32,201
Net gain on sales of loans	(331)	(316)
Net cash and cash equivalents provided by operating activities	$8,866	$19,765

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$10,711	$8,206
Purchases of investment securities available for sale	(25,856)	(13,049)
Loans made to customers, net of collections	7,953	(29,401)
Proceeds on sale of other real estate owned and other repossessed assets	2	172
Purchases of property and equipment	(651)	(1,233)
Income from tax credit real estate, net	390	24
Net cash and cash equivalents used in investing activities	$(7,451)	$(35,281)

Cash Flows from Financing Activities
Net increase in deposits	$153,212	$137,020
Net decrease in other borrowings	—	(5,403)
Net decrease in FHLB borrowings	(60,000)	—
Issuance of common stock, net of costs	4,713	3,762
Stock options exercised	—	119
Excess tax benefits related to share-based compensation	—	44
Purchase of treasury stock	(2,694)	(465)
Proceeds from the issuance of common stock through the employee stock purchase plan	100	—
Dividends paid	(7,002)	(6,485)
Net cash and cash equivalents provided by financing activities	$88,329	$128,592

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2018	2017
Increase in cash and cash equivalents	$89,744	$113,076
Cash and cash equivalents:
Beginning of period	154,353	38,197
End of period	$244,097	$151,273

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$3,844	$2,172
Interest paid on other obligations	1,874	1,855
Income taxes paid	—	—

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$2,471	$2,560
Transfers to other real estate owned	62	95
Sale and financing of other real estate owned	—	214

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

Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2017 filed with the Securities Exchange Commission on March 5, 2018.  The consolidated balance sheet as of December 31, 2017, has been derived from the audited consolidated financial statements for that period.

The Company evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Revenue Recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the Company’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit and investment securities as these activities are not subject to the requirements of ASC 606. Interest income on loans and investment securities is recognized on the accrual method in accordance with written contracts.

Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606 are the following: Service charges and fees on deposit accounts represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue which includes interchange income, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Trust income represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, fees for trust services and similar fiduciary activities. Revenue is recognized when our performance obligation is completed each month, which is generally the time that payment is received.

Effect of New Financial Accounting Standards:

In May 2014, The FASB and International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 deferring the effective date for annual periods and interim periods within those annual periods after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has evaluated all of its noninterest income streams and contracts to determine potential impact. The adoption of ASU 2014-09 by the Company did not have a material impact and required additional disclosures on our material noninterest income streams discussed in revenue recognition above.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 created Subtopic 321-10, Investments-Equity Securities which is applicable to all entities except those in industries that account for substantially all investments at fair value through earnings or the change in net assets. Under this new subtopic, equity securities are generally required to be measured at fair value with unrealized holding gains and losses reflected in net income. ASU 2016-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted ASU 2016-01 for the period ending March 31, 2018. There was no material impact on the financial statements however it required a change in disclosure and related methodology located in Note 6 Fair Value Measurements.

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

In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU 2016-04 applies to all entities that offer certain prepaid stored - value products. The ASU provides guidance for the derecognition of financial liabilities related to the issuance of these products and aligns the recognition of breakage to current authoritative guidance. For public companies, ASU 2016-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-04 for the period ending March 31, 2018. There was no material impact on the financial statements.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-02 for the period ending March 31, 2018 and elected the specific identification method accounting policy. There was a $0.53 million reclassification recorded in stockholders' equity.

Note 2.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2018	2017
Common shares outstanding at the beginning of the period	9,335,154	9,264,227
Weighted average number of net shares issued	48,969	61,124
Weighted average shares outstanding (basic)	9,384,123	9,325,351
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,890	6,190
Weighted average number of shares (diluted)	9,388,013	9,331,541
Net income (In thousands)	$10,858	$8,874
Earnings per share:
Basic	$1.16	$0.95
Diluted	$1.16	$0.95

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(3,398)	$(1,141)
Net unrealized loss on derivatives used for cash flow hedges	(1,765)	(2,819)
Tax effect	$1,288	$1,514
Net-of-tax amount	$(3,875)	$(2,446)

Note 4.	Securities

The carrying values of investment securities at March 31, 2018 and December 31, 2017 are summarized in the following table (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$73,467	24.50%	$54,318	19.05%
Other securities (FHLB, FHLMC and FNMA)	37,805	12.60	43,959	15.42
State and political subdivisions	188,669	62.90	186,878	65.53
Total securities available for sale	$299,941	100.00%	$285,155	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2018 or December 31, 2017. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of March 31, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2018:
U.S. Treasury	$74,286	$16	$(835)	$73,467
Other securities (FHLB, FHLMC and FNMA)	38,451	—	(646)	37,805
State and political subdivisions	190,602	307	(2,240)	188,669
Total	$303,339	$323	$(3,721)	$299,941
December 31, 2017:
U.S. Treasury	$54,696	$—	$(378)	$54,318
Other securities (FHLB, FHLMC and FNMA)	44,470	1	(512)	43,959
State and political subdivisions	187,130	722	(974)	186,878
Total	$286,296	$723	$(1,864)	$285,155

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2018, were as follows (in thousands):

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Amortized Cost	Fair Value
Due in one year or less	$54,989	$54,927
Due after one year through five years	171,227	169,601
Due after five years through ten years	76,503	74,793
Due over ten years	620	620
Total	$303,339	$299,941

As of March 31, 2018 investment securities with a carrying value of $14.75 million were pledged to collateralize repurchase agreements, derivative financial instruments, and other borrowings.

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2018 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	27	$66,186	$(835)	1.26%	—	$—	$—	—%	27	$66,186	$(835)	1.26%

Other securities (FHLB, FHLMC and FNMA)	6	15,389	(111)	0.72	9	22,415	(535)	2.39	15	37,804	(646)	1.71

State and political subdivisions	375	93,917	(1,626)	1.73	65	14,710	(614)	4.17	440	108,627	(2,240)	2.06

Total temporarily impaired securities	408	$175,492	$(2,572)	1.47%	74	$37,125	$(1,149)	3.09%	482	$212,617	$(3,721)	1.75%

	Less than 12 months				12 months or more				Total
December 31, 2017 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	22	$54,318	$(378)	0.70%	—	$—	$—	—%	22	$54,318	$(378)	0.70%

Other securities (FHLB, FHLMC and FNMA)	9	21,411	(83)	0.39	9	22,547	(429)	—	18	43,958	(512)	1.16

State and political subdivisions	241	58,803	(573)	0.97	65	14,944	(401)	2.68	306	73,747	(974)	1.32

Total temporarily impaired securities	272	$134,532	$(1,034)	0.77%	74	$37,491	$(830)	2.21%	346	$172,023	$(1,864)	1.08%

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5.	Loans

Classes of loans are as follows:

	March 31, 2018	December 31, 2017
	(Amounts In Thousands)
Agricultural	$83,940	$88,580
Commercial and financial	214,004	218,632
Real estate:
Construction, 1 to 4 family residential	69,182	69,738
Construction, land development and commercial	97,579	109,595
Mortgage, farmland	218,462	215,286
Mortgage, 1 to 4 family first liens	836,528	831,591
Mortgage, 1 to 4 family junior liens	143,622	144,200
Mortgage, multi-family	327,101	336,810
Mortgage, commercial	378,475	361,196
Loans to individuals	26,105	26,417
Obligations of state and political subdivisions	56,927	57,626
	$2,451,925	$2,459,671
Net unamortized fees and costs	900	894
	$2,452,825	$2,460,565
Less allowance for loan losses	28,910	29,400
	$2,423,915	$2,431,165

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three months ended March 31, 2018 were as follows:

	Three Months Ended March 31, 2018
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Charge-offs	—	(30)	—	—	(121)	(1)	(115)	(267)
Recoveries	12	248	143	—	98	4	37	542
Provision	(53)	(397)	(352)	40	10	91	(104)	(765)

Ending balance	$2,253	$4,658	$2,780	$3,709	$8,655	$5,794	$1,061	$28,910

Ending balance, individually evaluated for impairment	$199	$759	$40	$—	$75	$493	$63	$1,629

Ending balance, collectively evaluated for impairment	$2,054	$3,899	$2,740	$3,709	$8,580	$5,301	$998	$27,281

Loans:

Ending balance	$83,940	$214,004	$166,761	$218,462	$980,150	$705,576	$83,032	$2,451,925

Ending balance, individually evaluated for impairment	$2,823	$2,550	$946	$3,615	$6,564	$8,025	$63	$24,586

Ending balance, collectively evaluated for impairment	$81,117	$211,454	$165,815	$214,847	$973,586	$697,551	$82,969	$2,427,339

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three months ended March 31, 2017 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of March 31, 2018 and December 31, 2017, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
March 31, 2018
Grade:
Excellent	$3,689	$6,945	$—	$402
Good	15,466	48,859	7,230	13,558
Satisfactory	39,522	116,447	42,716	34,167
Monitor	17,266	27,303	17,425	44,571
Special Mention	1,626	9,441	1,811	3,913
Substandard	6,371	5,009	—	968
Total	$83,940	$214,004	$69,182	$97,579

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
March 31, 2018
Grade:
Excellent	$4,742	$2,213	$486	$19,152
Good	52,865	30,810	4,255	69,322
Satisfactory	113,520	691,400	130,370	196,419
Monitor	33,047	80,033	4,776	35,773
Special Mention	5,109	10,348	1,708	—
Substandard	9,179	21,724	2,027	6,435
Total	$218,462	$836,528	$143,622	$327,101

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
March 31, 2018
Grade:
Excellent	$31,653	$—	$8,626	$77,908
Good	104,823	120	18,550	365,858
Satisfactory	187,871	25,047	26,230	1,603,709
Monitor	44,636	585	3,521	308,936
Special Mention	6,509	166	—	40,631
Substandard	2,983	187	—	54,883
Total	$378,475	$26,105	$56,927	$2,451,925

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
December 31, 2017
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
December 31, 2017
Grade:
Excellent	$4,751	$2,392	$489	$16,564
Good	54,409	30,094	4,527	75,768
Satisfactory	109,724	689,645	130,451	195,652
Monitor	32,655	76,766	4,881	42,373
Special Mention	5,306	12,072	1,834	—
Substandard	8,441	20,622	2,018	6,453
Total	$215,286	$831,591	$144,200	$336,810

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
December 31, 2017
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of March 31, 2018 and December 31, 2017 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2018
Agricultural	$1,105	$—	$204	$1,309	$82,631	$83,940	$—
Commercial and financial	484	34	74	592	213,412	214,004	10
Real estate:
Construction, 1 to 4 family residential	638	—	—	638	68,544	69,182	—
Construction, land development and commercial	119	—	—	119	97,460	97,579	—
Mortgage, farmland	669	—	—	669	217,793	218,462	—
Mortgage, 1 to 4 family first liens	5,303	557	1,906	7,766	828,762	836,528	148
Mortgage, 1 to 4 family junior liens	182	33	142	357	143,265	143,622	142
Mortgage, multi-family	187	—	—	187	326,914	327,101	—
Mortgage, commercial	119	—	145	264	378,211	378,475	—
Loans to individuals	123	22	—	145	25,960	26,105	—
Obligations of state and political subdivisions	—	—	—	—	56,927	56,927	—
	$8,929	$646	$2,471	$12,046	$2,439,879	$2,451,925	$300

December 31, 2017
Agricultural	$324	$—	$269	$593	$87,987	$88,580	$—
Commercial and financial	447	20	93	560	218,072	218,632	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	69,738	69,738	—
Construction, land development and commercial	246	—	—	246	$109,349	109,595	—
Mortgage, farmland	269	—	—	269	215,017	215,286	—
Mortgage, 1 to 4 family first liens	5,143	1,750	2,939	9,832	$821,759	831,591	971
Mortgage, 1 to 4 family junior liens	579	116	—	695	143,505	144,200	—
Mortgage, multi-family	—	—	—	—	$336,810	336,810	—
Mortgage, commercial	307	178	16	501	360,695	361,196	—
Loans to individuals	206	55	6	267	$26,150	26,417	—
Obligations of state and political subdivisions	—	—	—	—	57,626	57,626	—
	$7,521	$2,119	$3,323	$12,963	$2,446,708	$2,459,671	$971

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at March 31, 2018 and December 31, 2017, was as follows:

	March 31, 2018			December 31, 2017
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,503	$—	$1,092	$1,651	$—	$2,309
Commercial and financial	903	10	1,637	825	—	1,943
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	335	—	—	339
Mortgage, farmland	1,200	—	2,415	1,391	—	1,451
Mortgage, 1 to 4 family first liens	4,390	148	1,971	4,407	971	1,357
Mortgage, 1 to 4 family junior liens	—	142	25	7	—	25
Mortgage, multi-family	213	—	—	218	—	—
Mortgage, commercial	610	—	1,034	597	—	1,046
	$8,819	$300	$8,509	$9,096	$971	$8,470

(1)	There were $3.62 million and $3.62 million of TDR loans included within nonaccrual loans as of March 31, 2018 and December 31, 2017, respectively.

Loans 90 days or more past due that are still accruing interest decreased $0.67 million from December 31, 2017 to March 31, 2018 due to a decrease in the number of loans past due greater than 90 days. As of March 31, 2018 there were 5 accruing loans past due 90 days or more. The average accruing loans past due as of March 31, 2018 are $0.06 million. There were 8 accruing loans past due 90 days or more as of December 31, 2017 and the average loan balance was $0.12 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	6	$2,381	$1,575	9	$3,628	$321
Commercial and financial	14	2,231	137	14	2,575	169
Real estate:
Construction, 1 to 4 family residential	—	—	1	—	—	16
Construction, land development and commercial	2	335	—	2	339	—
Mortgage, farmland	7	3,540	—	7	2,761	—
Mortgage, 1 to 4 family first liens	19	2,053	—	13	1,442	—
Mortgage, 1 to 4 family junior liens	1	25	—	1	25	24
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	9	1,565	—	8	1,324	—
Loans to individuals	—	—	—	—	—	—
	58	$12,130	$1,713	54	$12,094	$530

The following is a summary of TDR loans that were modified during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	—	$—	$—
Commercial and financial	—	—	—
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	1	1,300	1,300
Mortgage, 1 to 4 family first lien	6	627	627
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	1	274	274
	8	$2,201	$2,201

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $1.71 million in additional borrowings to restructured loan customers as of March 31, 2018.  The Company had commitments to lend $0.53 million in additional borrowings to restructured loan customers as of December 31, 2017.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended March 31, 2018 and year ended December 31, 2017.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three months ended March 31, 2018 is as follows:

	March 31, 2018			Three Months Ended March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$2,518	$2,922	$—	$2,887	$16
Commercial and financial	1,766	2,520	—	1,731	11
Real estate:
Construction, 1 to 4 family residential	113	149	—	113	1
Construction, land development and commercial	335	352	—	337	3
Mortgage, farmland	3,615	4,013	—	3,069	21
Mortgage, 1 to 4 family first liens	5,447	6,907	—	5,499	10
Mortgage, 1 to 4 family junior liens	—	260	—	—	—
Mortgage, multi-family	213	354	—	216	—
Mortgage, commercial	1,566	2,269	—	1,448	12
Loans to individuals	—	14	—	—	—
	$15,573	$19,760	$—	$15,300	$74

With an allowance recorded:
Agricultural	$305	$305	$199	$208	$3
Commercial and financial	784	784	759	919	11
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	498	498	40	501	6
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	950	1,039	71	981	5
Mortgage, 1 to 4 family junior liens	167	171	4	169	2
Mortgage, multi-family	6,168	6,168	492	6,174	69
Mortgage, commercial	78	78	1	78	1
Loans to individuals	63	63	63	72	2
	$9,013	$9,106	$1,629	$9,102	$99

Total:
Agricultural	$2,823	$3,227	$199	$3,095	$19
Commercial and financial	2,550	3,304	759	2,650	22
Real estate:
Construction, 1 to 4 family residential	113	149	—	113	1
Construction, land development and commercial	833	850	40	838	9
Mortgage, farmland	3,615	4,013	—	3,069	21
Mortgage, 1 to 4 family first liens	6,397	7,946	71	6,480	15
Mortgage, 1 to 4 family junior liens	167	431	4	169	2
Mortgage, multi-family	6,381	6,522	492	6,390	69
Mortgage, commercial	1,644	2,347	1	1,526	13
Loans to individuals	63	77	63	72	2
	$24,586	$28,866	$1,629	$24,402	$173

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of December 31, 2017 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,822	$2,193	$—
Commercial and financial	1,725	2,487	—
Real estate:
Construction, 1 to 4 family residential	114	150	—
Construction, land development and commercial	338	371	—
Mortgage, farmland	2,523	2,902	—
Mortgage, 1 to 4 family first liens	6,045	7,507	—
Mortgage, 1 to 4 family junior liens	7	482	—
Mortgage, multi-family	218	355	—
Mortgage, commercial	1,564	2,274	—
Loans to individuals	—	14	—
	$14,356	$18,735	$—

With an allowance recorded:
Agricultural	$3,094	$3,149	$133
Commercial and financial	1,043	1,043	1,018
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	505	505	39
Mortgage, farmland	5,439	5,439	238
Mortgage, 1 to 4 family first liens	577	593	63
Mortgage, 1 to 4 family junior liens	25	25	3
Mortgage, multi-family	6,179	6,179	480
Mortgage, commercial	79	79	2
Loans to individuals	190	190	190
	$17,131	$17,202	$2,166

Total:
Agricultural	$4,916	$5,342	$133
Commercial and financial	2,768	3,530	1,018
Real estate:
Construction, 1 to 4 family residential	114	150	—
Construction, land development and commercial	843	876	39
Mortgage, farmland	7,962	8,341	238
Mortgage, 1 to 4 family first liens	6,622	8,100	63
Mortgage, 1 to 4 family junior liens	32	507	3
Mortgage, multi-family	6,397	6,534	480
Mortgage, commercial	1,643	2,353	2
Loans to individuals	190	204	190
	$31,487	$35,937	$2,166

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans decreased $6.90 million from December 31, 2017 to March 31, 2018.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.00% of loans held for investment as of March 31, 2018 and 1.28% as of December 31, 2017.  The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $0.28 million, a decrease of $6.02 million in relationships with a specific allowance for losses, a $0.67 million decrease in 90 days or more accruing loans, and is offset by an increase in TDR loans of $0.04 million from December 31, 2017 to March 31, 2018.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2018 are as follows:

	March 31, 2018
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$244,097	$244,097	$244,097	$—	$—
Investment securities	312,914	312,914	—	312,914	—
Loans held for sale	5,584	5,584	—	—	5,584
Loans
Agricultural	81,687	84,052	—	—	84,052
Commercial and financial	209,346	206,963	—	—	206,963
Real estate:
Construction, 1 to 4 family residential	68,004	66,095	—	—	66,095
Construction, land development and commercial	95,977	93,225	—	—	93,225
Mortgage, farmland	214,753	210,371	—	—	210,371
Mortgage, 1 to 4 family first liens	830,053	820,737	—	—	820,737
Mortgage, 1 to 4 family junior liens	142,342	136,836	—	—	136,836
Mortgage, multi-family	324,368	317,120	—	—	317,120
Mortgage, commercial	375,414	368,329	—	—	368,329
Loans to individuals	25,499	25,839	—	—	25,839
Obligations of state and political subdivisions	56,472	52,977	—	—	52,977
Accrued interest receivable	11,365	11,365	—	11,365	—
Total financial instrument assets	$2,997,875	$2,956,504	$244,097	$324,279	$2,388,128
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$365,042	$365,042	$—	$365,042	$—
Interest-bearing deposits	2,076,735	2,078,501	—	2,078,501	—
Other borrowings	—	—	—	—	—
Federal Home Loan Bank borrowings	235,000	227,232	—	227,232	—
Interest rate swaps	1,765	1,765	—	1,765	—
Accrued interest payable	1,310	1,310	—	1,310	—
Total financial instrument liabilities	$2,679,852	$2,673,850	$—	$2,673,850	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$403,386	$—	$—	$—	$—
Letters of credit	10,017	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$413,403	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2017 are as follows:

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$154,353	$154,353	$154,353	$—	$—
Investment securities	300,160	300,160	—	300,160	—
Loans held for sale	5,162	5,162	—	5,162	—
Loans
Agricultural	86,286	86,229	—	—	86,229
Commercial and financial	213,795	212,244	—	—	212,244
Real estate:
Construction, 1 to 4 family residential	68,545	69,036	—	—	69,036
Construction, land development and commercial	107,799	108,651	—	—	108,651
Mortgage, farmland	211,617	211,947	—	—	211,947
Mortgage, 1 to 4 family first liens	824,222	818,083	—	—	818,083
Mortgage, 1 to 4 family junior liens	142,901	142,180	—	—	142,180
Mortgage, multi-family	334,019	329,344	—	—	329,344
Mortgage, commercial	358,287	353,796	—	—	353,796
Loans to individuals	25,635	25,610	—	—	25,610
Obligations of state and political subdivisions	57,165	55,066	—	—	55,066
Accrued interest receivable	10,772	10,772	—	10,772	—
Total financial instrument assets	$2,900,718	$2,882,633	$154,353	$316,094	$2,412,186
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$363,817	$363,817	$—	$363,817	$—
Interest-bearing deposits	1,924,748	1,934,442	—	1,934,442	—
Other borrowings	—	—	—	—	—
Federal Home Loan Bank borrowings	295,000	284,442	—	284,442	—
Interest rate swaps	2,819	2,819		2,819
Accrued interest payable	1,290	1,290	—	1,290	—
Total financial instrument liabilities	$2,587,674	$2,586,810	$—	$2,586,810	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$380,877	$—	$—	$—	$—
Letters of credit	9,113	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$389,990	$—	$—	$—	$—

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no level 1 or level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2018.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

Loans held for sale and Loans:  ASU 2016-1, Financial Instruments -Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This update is effective for financial statement periods beginning after December 15, 2017. Therefore, the fair value presented herein may not be comparable to prior periods. Methodologies utilized for this financial statement period are as follows:

•Income Approach: Fair value is determined based on a discounted cash flow analysis. The discounted cash flow analysis was based on the contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk.

•Asset Approach: Fair value is determined based on the estimated values of the underlying collateral or individual analysis of receipts. This provides a better indication of value than the contractual income streams as these loans are not performing or exhibit strong signs indicative of non-performance.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair value has been estimated in accordance with ASC 820, Fair Value Measurements and Disclosures, and is intended to represent the price that would be received in an orderly transaction between market participants as of the measurement date. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, at least one significant assumption not observable in the market was utilized. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Inputs to these valuation techniques are subjective in nature, involve uncertainties and require significant judgment and therefore cannot be determined with precision. Accordingly, the fair value estimates presented are not necessarily indicative of the amounts to be realized in a current market exchange. Loans are classified as Level 3.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$73,467	$—	$73,467
State and political subdivisions	—	188,669	—	188,669
Other securities (FHLB, FHLMC and FNMA)	—	37,805	—	37,805
Derivative Financial Instruments
Interest rate swaps	$—	(1,765)	$—	(1,765)
Total	$—	$298,176	$—	$298,176

	December 31, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$54,318	$—	$54,318
State and political subdivisions	—	186,878	—	186,878
Other securities (FHLB, FHLMC and FNMA)	—	43,959	—	43,959
Derivative Financial Instruments
Interest rate swaps	—	(2,819)	—	(2,819)
Total	$—	$282,336	$—	$282,336

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2018 and the year ended December 31, 2017.

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

	March 31, 2018				Three Months Ended March 31, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$2,518	$2,518	$10
Commercial and financial	—	—	1,597	1,597	58
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	680	680	—
Mortgage, farmland	—	—	3,081	3,081	—
Mortgage, 1 to 4 family first liens	—	—	6,137	6,137	87
Mortgage, 1 to 4 family junior liens	—	—	22	22	14
Mortgage, multi-family	—	—	5,890	5,890	50
Mortgage, commercial	—	—	1,071	1,071	—
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$20,996	$20,996	$219

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2019.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,057,350 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2018.  Of these 1,057,350 shares, 47,432 shares were purchased during the quarter ended March 31, 2018, at an average price per share of $56.78.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $88.92 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$57,354	$55,171
Credit cards	51,237	49,235
Commercial, real estate and home construction	108,846	117,021
Commercial lines and real estate purchase loans	185,949	159,450
Outstanding letters of credit	10,017	9,113

Note 9.	Income Taxes

Federal income tax expense for the three months ended March 31, 2018 and 2017 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2017, 2016, and 2015 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2017, 2016, and 2015 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2018  and December 31, 2017 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2018, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2018. Income taxes as a percentage of income before taxes were 19.15% for the three months ended March 31, 2018 and 30.89% for the same period in 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $1.77 million of collateral as of March 31, 2018.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of March 31, 2018 and December 31, 2017:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
March 31, 2018
Interest rate swap	$25,000	$(227)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,538)	Other Liabilities	11/7/2023

December 31, 2017
Interest rate swap	$25,000	$(582)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,237)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the three months ended March 31, 2018 and year ended December 31, 2017:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
March 31, 2018
Interest rate swap	$267	Interest Expense	$—	Other Income	$—
Interest rate swap	524	Interest Expense	—	Other Income	—

December 31, 2017
Interest rate swap	$318	Interest Expense	$—	Other Income	$—
Interest rate swap	373	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of March 31, 2018 and December 31, 2017 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At March 31, 2018, the Bank has nineteen full-service locations.

Net income for the three month period ended March 31, 2018 was $10.86 million compared to $8.87 million for the same three months of 2017, an increase of 22.44%.  The $1.99 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first three months of 2018 are an increase in net interest income of $1.10 million, an increase in noninterest income of $0.39 million, and a decrease in income tax expense of $1.40 million. These changes were offset by an increase in provision for loan losses of $0.05 million and an increase in noninterest expenses of $0.85 million.

The Company achieved a return on average assets of 1.07% and a return on average equity of 9.82% for the twelve months ended March 31, 2018, compared to the twelve months ended March 31, 2017, which were 1.27% and 11.58%, respectively.  Dividends of $0.75 per share were paid in January 2018 to 2,481 shareholders.  The 2017 dividend was $0.70 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.25% for the three months ended March 31, 2018 compared to 3.45% for the same three months of 2017.  Average earning assets were $2.875 billion year to date in 2018 and $2.571 billion in 2017.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of March 31, 2018 for the Company included the following:

•	Total assets were $3.059 billion, an increase of $95.85 million since December 31, 2017.

•	Cash and cash equivalents were $244.10 million, an increase of $89.74 million since December 31, 2017. Cash and cash equivalents growth included approximately $84.00 million of temporary public funds.

•	Net loans were $2.429 billion, a decrease of $6.83 million since December 31, 2017. Loans held for sale increased $0.42 million since December 31, 2017.

•	Deposits increased $153.21 million since December 31, 2017. Deposit growth included approximately $84.00 million in temporary public funds.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

Loan demand is expected to remain steady throughout the year ending December 31, 2018 and into 2019.  As indicated in the table below, growth is primarily in mortgage 1 to 4 family first liens loans and commercial real estate loans.

The following table sets forth the composition of the loan portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$83,940	3.42%	$88,580	3.60%
Commercial and financial	214,004	8.73	218,632	8.89
Real estate:
Construction, 1 to 4 family residential	69,182	2.82	69,738	2.84
Construction, land development and commercial	97,579	3.98	109,595	4.46
Mortgage, farmland	218,462	8.91	215,286	8.75
Mortgage, 1 to 4 family first liens	836,528	34.12	831,591	33.81
Mortgage, 1 to 4 family junior liens	143,622	5.86	144,200	5.86
Mortgage, multi-family	327,101	13.34	336,810	13.69
Mortgage, commercial	378,475	15.44	361,196	14.68
Loans to individuals	26,105	1.06	26,417	1.07
Obligations of state and political subdivisions	56,927	2.32	57,626	2.34
	$2,451,925	100.00%	$2,459,671	100.00%
Net unamortized fees and costs	900		894
	$2,452,825		$2,460,565
Less allowance for loan losses	28,910		29,400
	$2,423,915		$2,431,165

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,253	7.79%	3.42%	$2,294	7.80%	3.60%
Commercial and financial	4,658	16.11	8.73	4,837	16.45	8.89
Real estate:
Construction, 1 to 4 family residential	1,178	4.07	2.82	1,193	4.06	2.84
Construction, land development and commercial	1,602	5.54	3.98	1,796	6.11	4.46
Mortgage, farmland	3,709	12.83	8.91	3,669	12.48	8.75
Mortgage, 1 to 4 family first liens	7,375	25.51	34.12	7,369	25.07	33.81
Mortgage, 1 to 4 family junior liens	1,280	4.43	5.86	1,299	4.42	5.86
Mortgage, multi-family	2,733	9.45	13.34	2,791	9.49	13.69
Mortgage, commercial	3,061	10.59	15.44	2,909	9.89	14.68
Loans to individuals	606	2.10	1.06	782	2.66	1.07
Obligations of state and political subdivisions	455	1.57	2.32	461	1.57	2.34
	$28,910	100.00%	100.00%	$29,400	100.00%	100.00%

The allowance for loan losses totaled $28.91 million at March 31, 2018 compared to $29.40 million at December 31, 2017.  The percentage of the allowance to outstanding loans was 1.18% and 1.20% at March 31, 2018 and December 31, 2017, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The decrease in the allowance in 2018 is the result of change in the composition and allocation of loans within credit quality ratings, a slight decrease in outstanding loan balances and net recoveries for the quarter.

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

Management has determined that the allowance for loan losses was appropriate at March 31, 2018, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Index

HILLS BANCORPORATION

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $14.79 million from December 31, 2017 to March 31, 2018.  The fair value of securities available for sale was $3.40 million less than the amortized cost of such securities as of March 31, 2018.  At December 31, 2017, the fair value of the securities available for sale was $1.14 million less than the amortized cost of such securities.

Deposits increased $153.21 million in the first three months of 2018. Deposit growth included approximately $84.00 million in seasonal real estate tax deposits which generally decrease within the following two months.  In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $323.28 million as of March 31, 2018 with an average rate of 1.53%.  Brokered deposits were $284.41 million as of December 31, 2017 with an average interest rate of 1.35%. As of March 31, 2018 and December 31, 2017, brokered deposits were 13.24% and 12.43% of total deposits, respectively.

Dividends and Equity

In January 2018, Hills Bancorporation paid a dividend of $7.00 million or $0.75 per share.  The dividend was $0.70 per share in January 2017.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2018 totaled $314.52 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of March 31, 2018 and December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of March 31, 2018 and December 31, 2017 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of March 31, 2018:
Company:
Total risk-based capital	$390,158	17.12%	8.000%	10.000%
Tier 1 risk-based capital	361,672	15.87	6.000	8.000
Tier 1 common equity	361,672	15.87	4.500	6.500
Leverage ratio	361,672	12.17	4.000	5.000
Bank:
Total risk-based capital	391,105	17.18	8.000	10.000
Tier 1 risk-based capital	362,639	15.93	6.000	8.000
Tier 1 common equity	362,639	15.93	4.500	6.500
Leverage ratio	362,639	12.21	4.000	5.000

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2017:
Company:
Total risk-based capital	$383,766	16.66%	8.00%	10.00%
Tier 1 risk-based capital	354,970	15.41	6.00	8.00
Tier 1 common equity	354,970	15.41	4.50	6.50
Leverage ratio	354,970	12.34	4.00	5.00
Bank:
Total risk-based capital	384,181	16.69	8.00	10.00
Tier 1 risk-based capital	355,402	15.44	6.00	8.00
Tier 1 common equity	355,402	15.44	4.50	6.50
Leverage ratio	355,402	12.36	4.00	5.00

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2018 and 2017

Net Income Overview

Net income increased $1.99 million for the three months ended March 31, 2018 compared to the first three months of 2017.  Total net income was $10.86 million in 2018 and $8.87 million in the comparable period in 2017, an increase of 22.44%.  The changes in net income in 2018 from the first three months of 2017 were primarily the result of the following:

•	Net interest income increased by $1.10 million, before provision expense. Total interest income increased by $2.85 million as a result of growth in the volume of earning assets.

•	The provision for loan losses increased by $0.05 million.

•	Noninterest income increased by $0.39 million.

•	Noninterest expenses increased by $0.85 million.

•	Income tax expense decreased by $1.40 million.

For the three month period ended March 31, 2018 and March 31, 2017 basic earnings per share was $1.16 and $0.95, respectively. Diluted earnings per share was $1.16 for the three months ended March 31, 2018 compared to $0.95 for the same period in 2017.

The Company’s net income continues to be driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $22.29 million for the first three months of 2018 was derived from the Company’s $2.875 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.25%.  Average earning assets in the three months ended March 31, 2017 were $2.571 billion and the tax-equivalent net interest margin was 3.45%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $0.72 million change in income before income taxes in the three month period ended March 31, 2018.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets.  The Company expects net interest compression to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.429 billion at March 31, 2018.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction of expense of $0.77 million in 2018 compared to a reduction of expense of $0.81 million in 2017.  The Company believes that the provision for loan losses may increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $2.57 million and $3.97 million for the three months ended March 31, 2018 and 2017, respectively.  Income taxes as a percentage of income before taxes were 19.15% in 2018 and 30.89% in 2017. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2018 and 2017

Net Interest Income

Net interest income increased for the three months ended March 31, 2018 compared to the comparable period in 2017.  The increase was as a result of growth in the average volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first three months of 2018 was 3.25% compared to 3.45% in 2017 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2018 compared to the comparable period in 2017 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$166,623	0.06%	$1,782	$372	$2,154
Taxable securities	16,422	0.36	69	101	170
Nontaxable securities	8,896	0.05	64	21	85
Federal funds sold	11,179	0.69	245	242	487
	$203,120		$2,160	$736	$2,896

Interest expense:
Interest-bearing demand deposits	$145,203	0.36%	$(56)	$(595)	$(651)
Savings deposits	52,363	0.26	(45)	(531)	(576)
Time deposits	64,873	0.24	(204)	(305)	(509)
Other borrowings	—	—	—	—	—
FHLB borrowings	20,876	1.59	(163)	122	(41)
Interest-bearing other liabilities	(33,864)	(0.19)	22	—	22
	$249,451		$(446)	$(1,309)	$(1,755)
Change in net interest income			$1,714	$(573)	$1,141

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2018	2017
Yield on average interest-earning assets	4.05%	4.08%
Rate on average interest-bearing liabilities	1.04	0.81
Net interest spread	3.01%	3.27%
Effect of noninterest-bearing funds	0.24	0.18
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.25%	3.45%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2018 and 2017

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2018.  The target rate was increased in March, 2018 to 1.75%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2018, the rate indexes for the one, three and five year indexes were 2.09%, 2.39% and 2.56%, respectively.  The one year index increased 102.91% from 1.03% at March 31, 2017, the three year index increased 59.33% and the five year index increased 32.64%.  The three year index was 1.50% and the five year index was 1.93% at March 31, 2017.  The targeted federal funds rate was 1.75% and 1.00% at March 31, 2018 and 2017, respectively.  The Company anticipates possible increases in short term and long term rates in the indexes for 2018.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.76 million for the three months ended March 31, 2018 compared to a reduction of expense of $0.81 million in 2017, an expense increase of $0.05 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The increase in expense in 2018 is the net result of an increase in net loans, the effects of loan recoveries, and a change in the composition and allocation of loans within credit quality ratings as compared to March 31, 2017.

The allowance for loan losses decreased $0.49 million during the first three months of 2018 as compared to December 31, 2017.  In the first three months of 2018, there was a decrease of $0.12 million due to decreases in average balances and composition of loans outstanding and a $0.37 million decrease in the amount allocated to the allowance due to improvements in credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2018 and 2017, recoveries were $0.54 million and $1.29 million, respectively; and charge-offs were $0.27 million in 2018 and $0.55 million in 2017.  The allowance for loan losses totaled $28.91 million at March 31, 2018 compared to $29.40 million at December 31, 2017.  The allowance represented 1.18% and 1.20% of loans held for investment at March 31, 2018 and December 31, 2017.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$331	$316	$15	4.75%
Trust fees	2,641	1,879	762	40.55
Service charges and fees	2,228	2,132	96	4.50
Other noninterest income	428	914	(486)	(53.17)
	$5,628	$5,241	$387	7.38

The $0.76 million increase in trust fees results from growth in trust assets under management. As of March 31, 2018 trust assets under management were $1.670 billion compared to $1.451 billion as of March 31, 2017.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2018 and 2017

Loans originated for sale in the first three months of 2018 totaled $31.57 million compared to $23.74 million in the same period in 2017, an increase of 32.98%.  In the three months ended March 31, 2018 and 2017, the net gain on sale of loans was $0.33 million and $0.32 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$8,284	$7,980	$304	3.81%
Occupancy	1,101	1,042	59	5.66
Furniture and equipment	1,474	1,429	45	3.15
Office supplies and postage	434	461	(27)	(5.86)
Advertising and business development	630	790	(160)	(20.25)
Outside services	2,578	2,008	570	28.39
FDIC insurance assessment	218	207	11	5.31
Other noninterest expense	537	494	43	8.70
	$15,256	$14,411	$845	5.86

In the three months ended March 31, 2018 and 2017, salaries and employee benefits expense increased $0.30 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff growth.

Advertising and business development expense decreased $0.16 million for the three months ended March 31, 2018 compared to March 31, 2017 primarily due to discontinuation of a debit card reward program and decreased television advertising.

Outside services increased $0.57 for the three months ended March 31, 2018 due to outsourcing services previously managed by the Company.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2018.

Income Taxes

Federal and state income tax expenses were $2.57 million and $3.97 million for the three months ended March 31, 2018 and 2017, respectively.  Income taxes as a percentage of income before taxes were 19.15% in 2018 and 30.89% in 2017. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21%. in 2018. The decrease in the corporation income tax rate was the primary factor in the reduction of federal income tax expense for the three months ended March 31, 2018.

Index

HILLS BANCORPORATION

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 9.80% of the Company’s total assets at March 31, 2018 compared to 9.62% at December 31, 2017.
The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2018, the Company had borrowed $235.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $599.00 million at March 31, 2018.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $285.33 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2018.

As of March 31, 2018, investment securities with a carrying value of $14.75 million were pledged to collateralize public and trust deposits, derivative financial instruments, and other borrowings.  As of December 31, 2017, investment securities with a carrying value of $14.85 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2017.

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

The Bank's interest rate risk, as monitored by management, has not changed materially from December 31, 2017.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2017.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	755	$54.00	755	489,328
February 1 to February 28	3,792	54.87	3,792	485,536
March 1 to March 31	42,885	57.00	42,885	442,651
Total	47,432	$56.78	47,432	442,651

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

HILLS BANCORPORATION

Date:	May 4, 2018	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	May 4, 2018	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2018

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2018 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	55-56

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	57