Form 10-Q
period 2018-09-30
HILLS BANCORPORATION
filed 2018-11-05
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☑ Yes  ☐ No

Indicate by checkmark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

☐ Yes  ☑ No

Index

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	October 31, 2018

Common Stock, no par value	9,341,956

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$192,723	$154,353
Investment securities available for sale at fair value (amortized cost September 30, 2018 $297,292 December 31, 2017 $286,296)	292,302	285,155
Stock of Federal Home Loan Bank	12,172	15,005
Loans held for sale	3,403	5,162
Loans, net of allowance for loan losses (September 30, 2018 $31,010; December 31, 2017 $29,400)	2,525,720	2,431,165
Property and equipment, net	37,482	37,857
Tax credit real estate investment	9,164	10,076
Accrued interest receivable	12,710	10,772
Deferred income taxes, net	9,675	8,806
Goodwill	2,500	2,500
Other assets	4,632	2,509
Total Assets	$3,102,483	$2,963,360

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$374,927	$363,817
Interest-bearing deposits	2,113,825	1,924,748
Total deposits	$2,488,752	$2,288,565
Federal Home Loan Bank borrowings	215,000	295,000
Accrued interest payable	1,708	1,290
Other liabilities	19,446	23,481
Total Liabilities	$2,724,906	$2,608,336

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$47,593	$43,308

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued September 30, 2018 10,323,468 shares; December 31, 2017 10,320,315 shares	$—	$—
Paid in capital	52,223	48,930
Retained earnings	366,053	341,558
Accumulated other comprehensive loss	(4,444)	(2,446)
Treasury stock at cost (September 30, 2018 988,145 shares; December 31, 2017 985,161 shares)	(36,255)	(33,018)
Total Stockholders' Equity	$377,577	$355,024
Less maximum cash obligation related to ESOP shares	47,593	43,308
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$329,984	$311,716
Total Liabilities & Stockholders' Equity	$3,102,483	$2,963,360

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$28,280	$25,643	$81,276	$74,378
Investment securities:
Taxable	758	437	2,003	1,237
Nontaxable	862	783	2,617	2,425
Federal funds sold	511	9	1,610	145
Total interest income	$30,411	$26,872	$87,506	$78,185
Interest expense:
Deposits	$5,284	$2,319	$13,688	$6,730
Short-term borrowings	—	100	—	149
FHLB borrowings	1,607	2,233	5,182	5,938
Total interest expense	$6,891	$4,652	$18,870	$12,817
Net interest income	$23,520	$22,220	$68,636	$65,368
Provision for loan losses	1,593	130	1,539	1,827
Net interest income after provision for loan losses	$21,927	$22,090	$67,097	$63,541
Noninterest income:
Net gain on sale of loans	$453	$423	$1,227	$1,119
Trust fees	2,105	1,980	7,753	5,883
Service charges and fees	2,839	2,197	7,475	6,557
Other noninterest income	1,271	405	2,075	1,688
	$6,668	$5,005	$18,530	$15,247

Noninterest expenses:
Salaries and employee benefits	$8,611	$8,134	$25,718	$24,707
Occupancy	1,208	1,087	3,331	3,148
Furniture and equipment	1,693	1,491	4,657	4,356
Office supplies and postage	432	516	1,327	1,487
Advertising and business development	584	628	1,821	2,123
Outside services	2,767	2,077	7,692	5,943
FDIC insurance assessment	226	217	657	636
Other noninterest expense	434	671	1,688	2,033
	$15,955	$14,821	$46,891	$44,433
Income before income taxes	$12,640	$12,274	$38,736	$34,355
Income taxes	2,590	3,722	7,765	10,472
Net income	$10,050	$8,552	$30,971	$23,883

Earnings per share:
Basic	$1.07	$0.92	$3.30	$2.56
Diluted	$1.07	$0.92	$3.30	$2.56

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$10,050	$8,552	$30,971	$23,883

Other comprehensive income (loss)
Securities:
Net change in unrealized (loss) income on securities available for sale	$(1,321)	$(302)	$(3,849)	$2,797
Reclassification adjustment for net gains realized in net income	—	—	—	—
Income taxes	330	116	960	(1,070)
Other comprehensive (loss) income on securities available for sale	$(991)	$(186)	$(2,889)	$1,727
Derivatives used in cash flow hedging relationships:
Net change in unrealized income on derivatives	$361	$259	$1,887	$474
Income taxes	(90)	(99)	(470)	(181)
Other comprehensive income on cash flow hedges	$271	$160	$1,417	$293

Other comprehensive (loss) income, net of tax	$(720)	$(26)	$(1,472)	$2,020

Comprehensive income	$9,330	$8,526	$29,499	$25,903

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2016	$44,606	$319,982	$(3,359)		$(31,178)	$(40,781)	$289,270
Issuance of 92,621 shares of common stock	4,208	—	—	—	55	—	4,263
Issuance of 4,483 shares of common stock under the employee stock purchase plan	210	—	—	—	—	—	210
Unearned restricted stock compensation	277	—	—	—	—	—	277
Forfeiture of 2,934 shares of common stock	(118)						(118)
Share-based compensation	11	—	—	—	—	—	11
Income tax benefit related to share-based compensation	—	—	—	—	—	—	—
Change related to ESOP shares	—	—	—	—	—	(1,690)	(1,690)
Net income	—	23,883	—	—	—	—	23,883
Cash dividends ($0.70 per share)	—	(6,485)	—	—	—	—	(6,485)
Purchase of 40,265 shares of common stock	—	—	—	—	(2,075)	—	(2,075)
Other comprehensive income	—	—	2,020	—	—	—	2,020
Balance, September 30, 2017	$49,194	$337,380	$(1,339)	$—	$(33,198)	$(42,471)	$309,566

Balance, December 31, 2017	$48,930	$341,558	$(2,446)	$—	$(33,018)	$(43,308)	$311,716
Issuance of 94,097 shares of common stock	2,748	—	—	—	2,352	—	5,100
Issuance of 6,149 shares of common stock under the employee stock purchase plan	313	—	—	—	—	—	313
Unearned restricted stock compensation	372	—	—	—	—	—	372
Forfeiture of 2,996 shares of common stock	(140)	—	—	—	—	—	(140)
Change related to ESOP shares	—	—	—	—	—	(4,285)	(4,285)
Net income	—	30,971	—	—	—	—	30,971
Cash dividends ($0.75 per share)	—	(7,002)	—	—	—	—	(7,002)
Reclassification of stranded tax effects due to the Tax Cuts and Jobs Act	—	526	(526)	—	—	—	—
Purchase of 97,081 shares of common stock	—	—	—	—	(5,589)	—	(5,589)
Other comprehensive loss	—	—	(1,472)	—	—	—	(1,472)
Balance, September 30, 2018	$52,223	$366,053	$(4,444)	$—	$(36,255)	$(47,593)	$329,984

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$30,971	$23,883
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,463	2,270
Provision for loan losses	1,539	1,827
Share-based compensation	—	11
Forfeiture of common stock	(140)	(118)
Compensation expensed through issuance of common stock	387	208
Provision for deferred income taxes	(379)	(1,513)
Net loss (gain) on sale of other real estate owned and other repossessed assets	3	(89)
Increase in accrued interest receivable	(1,938)	(2,363)
Amortization of premium on investment securities, net	370	437
(Increase) decrease in other assets	(2,120)	1,049
(Decrease) increase in accrued interest payable and other liabilities	(1,358)	1,288
Loans originated for sale	(110,694)	(109,522)
Proceeds on sales of loans	113,680	113,730
Net gain on sales of loans	(1,227)	(1,119)
Net cash and cash equivalents provided by operating activities	$31,557	$29,979

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$51,224	$48,937
Purchases of investment securities available for sale	(59,757)	(37,735)
Loans made to customers, net of collections	(96,159)	(141,994)
Proceeds on sale of other real estate owned and other repossessed assets	59	364
Purchases of property and equipment	(2,088)	(2,210)
Income from tax credit real estate, net	912	547
Net cash and cash equivalents used in investing activities	$(105,809)	$(132,091)

Cash Flows from Financing Activities
Net increase in deposits	$200,187	$36,730
Net decrease in other borrowings	—	(19,728)
Net (decrease) increase in FHLB borrowings	(80,000)	88,000
Issuance of common stock, net of costs	4,713	3,817
Stock options exercised	—	238
Purchase of treasury stock	(5,589)	(2,075)
Proceeds from the issuance of common stock through the employee stock purchase plan	313	210
Dividends paid	(7,002)	(6,485)
Net cash and cash equivalents provided by financing activities	$112,622	$100,707

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2018	2017
(Increase) decrease in cash and cash equivalents	$38,370	$(1,405)
Cash and cash equivalents:
Beginning of period	154,353	38,197
End of period	$192,723	$36,792

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$13,270	$6,635
Interest paid on other obligations	5,182	6,087
Income taxes paid	7,188	10,530

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$4,285	$1,690
Transfers to other real estate owned	65	182
Sale and financing of other real estate owned	—	262

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

Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2017 filed with the Securities Exchange Commission on March 5, 2018.  The consolidated balance sheet as of December 31, 2017, has been derived from the audited consolidated financial statements for that period.

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

Effect of New Financial Accounting Standards:

In May 2014, The FASB and International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised good or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The adoption of ASU 2014-09 by the Company did not have a material impact on the recognition of revenue though did require additional disclosures on our material noninterest income streams discussed in revenue recognition above.

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. The ASU provides guidance requiring lessees to recognize right-of-use (ROU) assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. Under this new ASU, lessees will recognize right-of use assets and lease liabilities for most leases currently accounted for as operating leases under generally accepted accounting principles. For public companies, ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of analyzing a comprehensive list of lease agreements.

We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the 'package of practical expedients', which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We expect that this standard will not have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our equipment and real estate operating leases. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional operating liabilities ranging from $3 million to $3.5 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, early adoption is permitted for the fiscal year beginning after December 15, 2018. The Company has implemented a software solution to assist in the analysis of historical loan data to determine the CECL model that will be implemented and is in the process of validating the historical loan data in the software solution. The Company anticipates running parallel calculations of the "incurred loss" and CECL models for the quarter ending March 31, 2019. We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is adopted. The amount of the one-time cumulative-effect adjustment has not yet been determined.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including removal of the requirement to disclose the valuation processes for Level 3 fair value measurements and the additional requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 by the Company is not expected to have a material impact.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangements That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of evaluating the impact of this ASU on the financial statements.

Note 2.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common shares outstanding at the beginning of the period	9,373,666	9,329,514	9,335,154	9,264,227
Weighted average number of net shares (redeemed) issued	(22,223)	(4,596)	40,123	64,144
Weighted average shares outstanding (basic)	9,351,443	9,324,918	9,375,277	9,328,371
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	4,245	3,559	4,067	4,874
Weighted average number of shares (diluted)	9,355,688	9,328,477	9,379,344	9,333,245
Net income (In thousands)	$10,050	$8,552	$30,971	$23,883
Earnings per share:
Basic	$1.07	$0.92	$3.30	$2.56
Diluted	$1.07	$0.92	$3.30	$2.56

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(4,990)	$(1,141)
Net unrealized loss on derivatives used for cash flow hedges	(932)	(2,819)
Tax effect	$1,478	$1,514
Net-of-tax amount	$(4,444)	$(2,446)

Note 4.	Securities

The carrying values of investment securities at September 30, 2018 and December 31, 2017 are summarized in the following table (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$82,353	28.18%	$54,318	19.05%
Other securities (FHLB, FHLMC and FNMA)	34,733	11.88	43,959	15.42
State and political subdivisions	175,216	59.94	186,878	65.53
Total securities available for sale	$292,302	100.00%	$285,155	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2018 or December 31, 2017. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of September 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2018:
U.S. Treasury	$83,949	$—	$(1,596)	$82,353
Other securities (FHLB, FHLMC and FNMA)	35,398	1	(666)	34,733
State and political subdivisions	177,945	129	(2,858)	175,216
Total	$297,292	$130	$(5,120)	$292,302
December 31, 2017:
U.S. Treasury	$54,696	$—	$(378)	$54,318
Other securities (FHLB, FHLMC and FNMA)	44,470	1	(512)	43,959
State and political subdivisions	187,130	722	(974)	186,878
Total	$286,296	$723	$(1,864)	$285,155

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2018, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$41,457	$41,340
Due after one year through five years	180,463	177,642
Due after five years through ten years	74,811	72,759
Due over ten years	561	561
Total	$297,292	$292,302

As of September 30, 2018 investment securities with a carrying value of $12.19 million were pledged to collateralize repurchase agreements, derivative financial instruments, and other borrowings.

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2018 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	24	$58,023	$(987)	1.70%	10	$24,330	$(609)	2.50%	34	$82,353	$(1,596)	1.94%

Other securities (FHLB, FHLMC and FNMA)	1	2,494	(9)	0.36	13	32,239	(657)	2.04	14	34,733	(666)	1.92

State and political subdivisions	377	94,638	(1,490)	1.57	142	33,670	(1,368)	4.06	519	128,308	(2,858)	2.23

Total temporarily impaired securities	402	$155,155	$(2,486)	1.60%	165	$90,239	$(2,634)	2.92%	567	$245,394	$(5,120)	2.09%

	Less than 12 months				12 months or more				Total
December 31, 2017 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	22	$54,318	$(378)	0.70%	—	$—	$—	—%	22	$54,318	$(378)	0.70%

Other securities (FHLB, FHLMC and FNMA)	9	21,411	(83)	0.39	9	22,547	(429)	1.90	18	43,958	(512)	1.16

State and political subdivisions	241	58,803	(573)	0.97	65	14,944	(401)	2.68	306	73,747	(974)	1.32

Total temporarily impaired securities	272	$134,532	$(1,034)	0.77%	74	$37,491	$(830)	2.21%	346	$172,023	$(1,864)	1.08%

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments.  None of the unrealized losses in the above table was due to the

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Note 5.	Loans

Classes of loans are as follows:

	September 30, 2018	December 31, 2017
	(Amounts In Thousands)
Agricultural	$79,155	$88,580
Commercial and financial	214,681	218,632
Real estate:
Construction, 1 to 4 family residential	65,932	69,738
Construction, land development and commercial	106,012	109,595
Mortgage, farmland	230,032	215,286
Mortgage, 1 to 4 family first liens	899,937	831,591
Mortgage, 1 to 4 family junior liens	149,312	144,200
Mortgage, multi-family	347,660	336,810
Mortgage, commercial	381,966	361,196
Loans to individuals	27,946	26,417
Obligations of state and political subdivisions	53,149	57,626
	$2,555,782	$2,459,671
Net unamortized fees and costs	948	894
	$2,556,730	$2,460,565
Less allowance for loan losses	31,010	29,400
	$2,525,720	$2,431,165

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30, 2018
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,071	$5,040	$3,054	$3,475	$8,902	$5,697	$1,271	$29,510
Charge-offs	(68)	(241)	—	—	(280)	(107)	(197)	(893)
Recoveries	74	415	2	10	187	80	32	800
Provision	(47)	(133)	(188)	50	1,756	193	(38)	1,593

Ending balance	$2,030	$5,081	$2,868	$3,535	$10,565	$5,863	$1,068	$31,010

	Nine Months Ended September 30, 2018
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Charge-offs	(72)	(447)	—	—	(607)	(161)	(420)	(1,707)
Recoveries	102	856	147	29	433	97	114	1,778
Provision	(294)	(165)	(268)	(163)	2,071	227	131	1,539

Ending balance	$2,030	$5,081	$2,868	$3,535	$10,565	$5,863	$1,068	$31,010

Ending balance, individually evaluated for impairment	$118	$1,165	$3	$—	$91	$40	$48	$1,465

Ending balance, collectively evaluated for impairment	$1,912	$3,916	$2,865	$3,535	$10,474	$5,823	$1,020	$29,545

Loans:

Ending balance	$79,155	$214,681	$171,944	$230,032	$1,049,249	$729,626	$81,095	$2,555,782

Ending balance, individually evaluated for impairment	$2,342	$3,288	$927	$3,729	$6,728	$8,217	$48	$25,279

Ending balance, collectively evaluated for impairment	$76,813	$211,393	$171,017	$226,303	$1,042,521	$721,409	$81,047	$2,530,503

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three and nine months ended September 30, 2017 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of September 30, 2018 and December 31, 2017, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
September 30, 2018
Grade:
Excellent	$2,466	$2,858	$—	$393
Good	13,521	46,227	11,782	22,648
Satisfactory	37,824	118,659	39,457	57,043
Monitor	19,630	33,612	13,516	24,687
Special Mention	901	7,095	782	178
Substandard	4,813	6,230	395	1,063
Total	$79,155	$214,681	$65,932	$106,012

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
September 30, 2018
Grade:
Excellent	$3,700	$2,360	$524	$22,139
Good	52,301	33,045	3,931	70,444
Satisfactory	123,898	741,877	136,420	176,519
Monitor	36,890	91,612	4,930	59,380
Special Mention	3,983	11,031	1,549	12,910
Substandard	9,260	20,012	1,958	6,268
Total	$230,032	$899,937	$149,312	$347,660

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
September 30, 2018
Grade:
Excellent	$34,798	$—	$8,329	$77,567
Good	92,947	119	15,623	362,588
Satisfactory	181,337	26,800	18,522	1,658,356
Monitor	58,165	705	10,675	353,802
Special Mention	10,842	206	—	49,477
Substandard	3,877	116	—	53,992
Total	$381,966	$27,946	$53,149	$2,555,782

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of September 30, 2018 and December 31, 2017 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2018
Agricultural	$474	$84	$158	$716	$78,439	$79,155	$—
Commercial and financial	991	545	—	1,536	213,145	214,681	—
Real estate:
Construction, 1 to 4 family residential	566	437	—	1,003	64,929	65,932	—
Construction, land development and commercial	458	—	—	458	105,554	106,012	—
Mortgage, farmland	240	751	—	991	229,041	230,032	—
Mortgage, 1 to 4 family first liens	780	2,225	2,604	5,609	894,328	899,937	338
Mortgage, 1 to 4 family junior liens	59	88	—	147	149,165	149,312	—
Mortgage, multi-family	—	152	—	152	347,508	347,660	—
Mortgage, commercial	135	349	—	484	381,482	381,966	—
Loans to individuals	149	53	1	203	27,743	27,946	—
Obligations of state and political subdivisions	—	—	—	—	53,149	53,149	—
	$3,852	$4,684	$2,763	$11,299	$2,544,483	$2,555,782	$338

December 31, 2017
Agricultural	$324	$—	$269	$593	$87,987	$88,580	$—
Commercial and financial	447	20	93	560	218,072	218,632	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	69,738	69,738	—
Construction, land development and commercial	246	—	—	246	$109,349	109,595	—
Mortgage, farmland	269	—	—	269	215,017	215,286	—
Mortgage, 1 to 4 family first liens	5,143	1,750	2,939	9,832	$821,759	831,591	971
Mortgage, 1 to 4 family junior liens	579	116	—	695	143,505	144,200	—
Mortgage, multi-family	—	—	—	—	$336,810	336,810	—
Mortgage, commercial	307	178	16	501	360,695	361,196	—
Loans to individuals	206	55	6	267	$26,150	26,417	—
Obligations of state and political subdivisions	—	—	—	—	57,626	57,626	—
	$7,521	$2,119	$3,323	$12,963	$2,446,708	$2,459,671	$971

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at September 30, 2018 and December 31, 2017, was as follows:

	September 30, 2018			December 31, 2017
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,401	$—	$72	$1,651	$—	$2,309
Commercial and financial	489	—	1,845	825	—	1,943
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	330	—	—	339
Mortgage, farmland	1,167	—	3,313	1,391	—	1,451
Mortgage, 1 to 4 family first liens	5,064	338	1,302	4,407	971	1,357
Mortgage, 1 to 4 family junior liens	—	—	25	7	—	25
Mortgage, multi-family	152	—	—	218	—	—
Mortgage, commercial	1,049	—	948	597	—	1,046
	$9,322	$338	$7,835	$9,096	$971	$8,470

(1)	There were $4.15 million and $3.62 million of TDR loans included within nonaccrual loans as of September 30, 2018 and December 31, 2017, respectively.

Loans 90 days or more past due that are still accruing interest decreased $0.63 million from December 31, 2017 to September 30, 2018 due to a decrease in the number of accruing loans past due 90 days or more and a decrease in the average accruing balance of loans past due greater than 90 days. As of September 30, 2018 there were 3 accruing loans past due 90 days or more. The average accruing loans past due as of September 30, 2018 are $0.11 million. There were 8 accruing loans past due 90 days or more as of December 31, 2017 and the average loan balance was $0.12 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	4	$1,306	$582	9	$3,628	$321
Commercial and financial	13	2,269	85	14	2,575	169
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	16
Construction, land development and commercial	2	330	—	2	339	—
Mortgage, farmland	8	4,407	—	7	2,761	—
Mortgage, 1 to 4 family first liens	17	1,760	—	13	1,442	—
Mortgage, 1 to 4 family junior liens	1	25	—	1	25	24
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	9	1,885	—	8	1,324	—
Loans to individuals	—	—	—	—	—	—
	54	$11,982	$667	54	$12,094	$530

The following is a summary of TDR loans that were modified during the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	—	$—	$—	—	$—	$—
Commercial and financial	2	80	80	4	541	541
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—	—
Mortgage, farmland	—	—	—	2	4,944	4,944
Mortgage, 1 to 4 family first lien	—	—	—	6	627	627
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	1	578	578	2	852	852
	3	$658	$658	14	$6,964	$6,964

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.67 million in additional borrowings to restructured loan customers as of September 30, 2018.  The Company had commitments to lend $0.53 million in additional borrowings to restructured loan customers as of December 31, 2017.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended September 30, 2018 and none for the year ended December 31, 2017.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three and nine months ended September 30, 2018 is as follows:

	September 30, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$2,224	$2,525	$—	$2,850	$15	$1,905	$14
Commercial and financial	1,515	2,208	—	1,633	14	1,781	44
Real estate:
Construction, 1 to 4 family residential	111	148	—	111	1	113	4
Construction, land development and commercial	330	347	—	331	3	334	10
Mortgage, farmland	3,729	4,147	—	3,744	32	3,126	67
Mortgage, 1 to 4 family first liens	5,562	7,162	—	5,708	10	5,827	29
Mortgage, 1 to 4 family junior liens	—	256	—	—	—	—	—
Mortgage, multi-family	152	218	—	153	—	156	—
Mortgage, commercial	1,922	2,510	—	2,041	10	1,965	32
Loans to individuals	—	14	—	—	—	—	—
	$15,545	$19,535	$—	$16,571	$85	$15,207	$200

With an allowance recorded:
Agricultural	$118	$118	$118	$118	$2	$184	$8
Commercial and financial	1,773	1,873	1,165	1,821	22	2,028	74
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—	—
Construction, land development and commercial	486	486	3	492	6	495	17
Mortgage, farmland	—	—	—	—	—	—	—
Mortgage, 1 to 4 family first liens	1,142	1,198	88	1,147	10	1,169	30
Mortgage, 1 to 4 family junior liens	24	24	3	25	—	25	1
Mortgage, multi-family	6,067	6,067	39	6,083	69	6,123	207
Mortgage, commercial	76	76	1	76	1	77	3
Loans to individuals	48	48	48	54	2	66	6
	$9,734	$9,890	$1,465	$9,816	$112	$10,167	$346

Total:
Agricultural	$2,342	$2,643	$118	$2,968	$17	$2,089	$22
Commercial and financial	3,288	4,081	1,165	3,454	36	3,809	118
Real estate:
Construction, 1 to 4 family residential	111	148	—	111	1	113	4
Construction, land development and commercial	816	833	3	823	9	829	27
Mortgage, farmland	3,729	4,147	—	3,744	32	3,126	67
Mortgage, 1 to 4 family first liens	6,704	8,360	88	6,855	20	6,996	59
Mortgage, 1 to 4 family junior liens	24	280	3	25	—	25	1
Mortgage, multi-family	6,219	6,285	39	6,236	69	6,279	207
Mortgage, commercial	1,998	2,586	1	2,117	11	2,042	35
Loans to individuals	48	62	48	54	2	66	6
	$25,279	$29,425	$1,465	$26,387	$197	$25,374	$546

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans decreased $6.21 million from December 31, 2017 to September 30, 2018.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 0.99% of loans held for investment as of September 30, 2018 and 1.28% as of December 31, 2017.  The decrease in impaired loans is due mainly to a decrease of $7.40 million in relationships with a specific allowance for losses, a $0.63 million decrease in 90 days or more accruing loans and a decrease in TDR loans of $0.11 million, and is offset by an increase in impaired loans without a specific allowance for losses of $1.19 million and an increase in nonaccrual loans of $0.23 million from December 31, 2017 to September 30, 2018.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2018 are as follows:

	September 30, 2018
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$192,723	$192,723	$192,723	$—	$—
Investment securities	304,474	304,474	—	304,474	—
Loans held for sale	3,403	3,403	—	—	3,403
Loans
Agricultural	77,125	79,007	—	—	79,007
Commercial and financial	209,600	210,339	—	—	210,339
Real estate:
Construction, 1 to 4 family residential	64,755	65,949	—	—	65,949
Construction, land development and commercial	104,321	102,867	—	—	102,867
Mortgage, farmland	226,497	227,368	—	—	227,368
Mortgage, 1 to 4 family first liens	891,649	867,383	—	—	867,383
Mortgage, 1 to 4 family junior liens	147,983	143,265	—	—	143,265
Mortgage, multi-family	344,900	336,147	—	—	336,147
Mortgage, commercial	378,863	369,365	—	—	369,365
Loans to individuals	27,303	27,765	—	—	27,765
Obligations of state and political subdivisions	52,724	51,762	—	—	51,762
Accrued interest receivable	12,710	12,710	—	12,710	—
Total financial instrument assets	$3,039,030	$2,994,527	$192,723	$317,184	$2,484,620
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$374,927	$374,927	$—	$374,927	$—
Interest-bearing deposits	2,113,825	2,122,255	—	2,122,255	—
Other borrowings	—	—	—	—	—
Federal Home Loan Bank borrowings	215,000	207,705	—	207,705	—
Interest rate swaps	932	932	—	932	—
Accrued interest payable	1,708	1,708	—	1,708	—
Total financial instrument liabilities	$2,706,392	$2,707,527	$—	$2,707,527	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$407,101	$—	$—	$—	$—
Letters of credit	7,841	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$414,942	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no Level 1 or Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2018.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$82,353	$—	$82,353
State and political subdivisions	—	175,216	—	175,216
Other securities (FHLB, FHLMC and FNMA)	—	34,733	—	34,733
Derivative Financial Instruments
Interest rate swaps	$—	(932)	$—	(932)
Total	$—	$291,370	$—	$291,370

	December 31, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$—	$54,318	$—	$54,318
State and political subdivisions	—	186,878	—	186,878
Other securities (FHLB, FHLMC and FNMA)	—	43,959	—	43,959
Derivative Financial Instruments
Interest rate swaps	—	(2,819)	—	(2,819)
Total	$—	$282,336	$—	$282,336

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

	September 30, 2018				Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,401	$1,401	$—	$63
Commercial and financial	—	—	2,039	2,039	(14)	122
Real Estate:						—
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	701	701	—	—
Mortgage, farmland	—	—	3,964	3,964	—	—
Mortgage, 1 to 4 family first liens	—	—	6,232	6,232	169	313
Mortgage, 1 to 4 family junior liens	—	—	22	22	—	60
Mortgage, multi-family	—	—	6,180	6,180	—	—
Mortgage, commercial	—	—	1,502	1,502	186	258
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$22,041	$22,041	$341	$816

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2019.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,106,998 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2018.  Of these 1,106,998 shares, 40,818 shares were purchased during the quarter ended September 30, 2018, at an average price per share of $58.54.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $76.18 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$60,442	$55,171
Credit cards	52,882	49,235
Commercial, real estate and home construction	104,426	117,021
Commercial lines and real estate purchase loans	189,351	159,450
Outstanding letters of credit	7,841	9,113

Note 9.	Income Taxes

Federal income tax expense for the nine months ended September 30, 2018 and 2017 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2017, 2016, and 2015 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2017, 2016, and 2015 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2018  and December 31, 2017 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2018, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2019. Income taxes as a percentage of income before taxes were 20.05% for the nine months ended September 30, 2018 and 30.48% for the same period in 2017.

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

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $0.93 million of collateral as of September 30, 2018.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of September 30, 2018 and December 31, 2017:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
September 30, 2018
Interest rate swap	$25,000	$26	Other Liabilities	11/9/2020
Interest rate swap	25,000	(958)	Other Liabilities	11/7/2023

December 31, 2017
Interest rate swap	$25,000	$(582)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,237)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the nine months ended September 30, 2018 and year ended December 31, 2017:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassifed from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
September 30, 2018
Interest rate swap	$457	Interest Expense	$—	Other Income	$—
Interest rate swap	960	Interest Expense	—	Other Income	—

December 31, 2017
Interest rate swap	$318	Interest Expense	$—	Other Income	$—
Interest rate swap	373	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of September 30, 2018 and December 31, 2017 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At September 30, 2018, the Bank has nineteen full-service locations.

Net income for the nine month period ended September 30, 2018 was $30.97 million compared to $23.88 million for the same nine months of 2017, an increase of 29.68%.  The $7.09 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first nine months of 2018 are an increase in net interest income of $3.27 million, an increase in noninterest income of $3.28 million, a decrease in income tax expense of $2.71 million, and a decrease in the provision for loan losses of $0.29 million. These changes were offset by an increase in noninterest expenses of $2.46 million.

The Company achieved a return on average assets of 1.20% and a return on average equity of 11.12% for the twelve months ended September 30, 2018, compared to the twelve months ended September 30, 2017, which were 1.14% and 10.39%, respectively.  Dividends of $0.75 per share were paid in January 2018 to 2,481 shareholders.  The 2017 dividend was $0.70 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.24% for the nine months ended September 30, 2018 compared to 3.46% for the same nine months of 2017.  Average earning assets were $2.891 billion year to date in 2018 and $2.611 billion in 2017.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of September 30, 2018 for the Company included the following:

•	Total assets were $3.102 billion, an increase of $139.12 million since December 31, 2017.

•	Cash and cash equivalents were $192.72 million, an increase of $38.37 million since December 31, 2017.

•	Net loans were $2.529 billion, an increase of $92.80 million since December 31, 2017. Loans held for sale decreased $1.76 million since December 31, 2017.

•	Deposits increased $200.19 million since December 31, 2017.

Reference is made to Note 6 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

Loan demand is expected to remain steady throughout the year ending December 31, 2018 and into 2019.  As indicated in the table below, growth is primarily in farmland, mortgage 1 to 4 family first liens and multi-family and commercial real estate loans.

The following table sets forth the composition of the loan portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$79,155	3.10%	$88,580	3.60%
Commercial and financial	214,681	8.40	218,632	8.89
Real estate:
Construction, 1 to 4 family residential	65,932	2.58	69,738	2.84
Construction, land development and commercial	106,012	4.15	109,595	4.46
Mortgage, farmland	230,032	9.00	215,286	8.75
Mortgage, 1 to 4 family first liens	899,937	35.21	831,591	33.81
Mortgage, 1 to 4 family junior liens	149,312	5.84	144,200	5.86
Mortgage, multi-family	347,660	13.60	336,810	13.69
Mortgage, commercial	381,966	14.95	361,196	14.68
Loans to individuals	27,946	1.09	26,417	1.07
Obligations of state and political subdivisions	53,149	2.08	57,626	2.34
	$2,555,782	100.00%	$2,459,671	100.00%
Net unamortized fees and costs	948		894
	$2,556,730		$2,460,565
Less allowance for loan losses	31,010		29,400
	$2,525,720		$2,431,165

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,030	6.55%	3.10%	$2,294	7.80%	3.60%
Commercial and financial	5,081	16.39	8.40	4,837	16.45	8.89
Real estate:
Construction, 1 to 4 family residential	1,177	3.80	2.58	1,193	4.06	2.84
Construction, land development and commercial	1,691	5.45	4.15	1,796	6.11	4.46
Mortgage, farmland	3,535	11.40	9.00	3,669	12.48	8.75
Mortgage, 1 to 4 family first liens	9,236	29.78	35.21	7,369	25.07	33.81
Mortgage, 1 to 4 family junior liens	1,329	4.29	5.84	1,299	4.42	5.86
Mortgage, multi-family	2,760	8.90	13.60	2,791	9.49	13.69
Mortgage, commercial	3,103	10.01	14.95	2,909	9.89	14.68
Loans to individuals	643	2.07	1.09	782	2.66	1.07
Obligations of state and political subdivisions	425	1.36	2.08	461	1.57	2.34
	$31,010	100.00%	100.00%	$29,400	100.00%	100.00%

The allowance for loan losses totaled $31.01 million at September 30, 2018 compared to $29.40 million at December 31, 2017.  The percentage of the allowance to outstanding loans was 1.21% and 1.20% at September 30, 2018 and December 31, 2017, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2018 is the result of change in the composition and allocation of loans within credit quality ratings and an increase in outstanding loan balances.

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

Management has determined that the allowance for loan losses was appropriate at September 30, 2018, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Index

HILLS BANCORPORATION

Investment securities available for sale held by the Company increased by $7.15 million from December 31, 2017 to September 30, 2018.  The fair value of securities available for sale was $4.99 million less than the amortized cost of such securities as of September 30, 2018.  At December 31, 2017, the fair value of the securities available for sale was $1.14 million less than the amortized cost of such securities.

Deposits increased $200.19 million in the first nine months of 2018 primarily due to increases in temporary public funds deposits, broker deposits and rate specials on certificate of deposits. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $117.06 million as of September 30, 2018 with an average rate of 2.18%.  Brokered deposits were $284.41 million as of December 31, 2017 with an average interest rate of 1.35%. As of September 30, 2018 and December 31, 2017, brokered deposits were 4.70% and 12.43% of total deposits, respectively. Brokered deposits decreased as of September 30, 2018 compared to December 31, 2017 due to passage of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Act) which allows reciprocal deposits to be treated as core deposits instead of brokered deposits. As of September 30, 2018, $212.67 million of reciprocal deposits are now treated as core deposits under the Act.

Federal Home Loan Bank (FHLB) borrowings were $215 million and $295 million as of September 30, 2018 and December 31, 2017, respectively. The reduction of $80 million included a scheduled maturity of $20 million in the second quarter of 2018 and repayment of $60 million borrowed in 2017 to satisfy a short-term funding need. It is expected that the FHLB funding source will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2018, Hills Bancorporation paid a dividend of $7.00 million or $0.75 per share.  The dividend was $0.70 per share in January 2017.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2018 totaled $329.98 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of September 30, 2018 and December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of September 30, 2018 and December 31, 2017 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of September 30, 2018:
Company:
Total risk-based capital	$408,925	17.40%	8.000%	10.000%
Tier 1 risk-based capital	379,521	16.14	6.000	8.000
Tier 1 common equity	379,521	16.14	4.500	6.500
Leverage ratio	379,521	12.60	4.000	5.000
Bank:
Total risk-based capital	410,233	17.46	8.000	10.000
Tier 1 risk-based capital	380,850	16.21	6.000	8.000
Tier 1 common equity	380,850	16.21	4.500	6.500
Leverage ratio	380,850	12.65	4.000	5.000

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2017:
Company:
Total risk-based capital	$383,766	16.66%	8.00%	10.00%
Tier 1 risk-based capital	354,970	15.41	6.00	8.00
Tier 1 common equity	354,970	15.41	4.50	6.50
Leverage ratio	354,970	12.34	4.00	5.00
Bank:
Total risk-based capital	384,181	16.69	8.00	10.00
Tier 1 risk-based capital	355,402	15.44	6.00	8.00
Tier 1 common equity	355,402	15.44	4.50	6.50
Leverage ratio	355,402	12.36	4.00	5.00

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2018 and 2017

Net Income Overview

Net income increased $7.09 million for the nine months ended September 30, 2018 compared to the first nine months of 2017.  Total net income was $30.97 million in 2018 and $23.88 million in the comparable period in 2017, an increase of 29.68%.  The changes in net income in 2018 from the first nine months of 2017 were primarily the result of the following:

•
Net interest income increased by $3.27 million, before provision expense. Total interest income increased by $9.32 million as a result of growth in the volume of earning assets. Total interest expense increased by $6.05 million primarily due to rising interest rates increasing the costs of funding.

•	The provision for loan losses decreased by $0.29 million.

•	Noninterest income increased by $3.28 million.

•	Noninterest expenses increased by $2.46 million.

•	Income tax expense decreased by $2.71 million.

For the nine month period ended September 30, 2018 and September 30, 2017 basic earnings per share was $3.30 and $2.56, respectively. Diluted earnings per share was $3.30 for the nine months ended September 30, 2018 compared to $2.56 for the same period in 2017.

The Company’s net income is driven primarily by four important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $68.64 million for the first nine months of 2018 was derived from the Company’s $2.891 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.24%.  Average earning assets in the nine months ended September 30, 2017 were $2.611 billion and the tax-equivalent net interest margin was 3.46%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $2.17 million change in income before income taxes in the nine month period ended September 30, 2018.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets.  The Company expects net interest compression to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.529 billion at September 30, 2018.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was an expense of $1.54 million in 2018 compared to an expense of $1.83 million in 2017.  The Company believes that the provision for loan losses may increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $7.77 million and $10.47 million for the nine months ended September 30, 2018 and 2017, respectively.  Income taxes as a percentage of income before taxes were 20.05% in 2018 and 30.48% in 2017. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018.

The fourth significant factor affecting the Company's net income is noninterest income. The increase in noninterest income is primarily driven by the increase in trust fees from the growth in trust assets under management and the increase in service charges and fees related to increased debit and credit card interchange income.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2018 and 2017

Net Interest Income

Net interest income increased for the nine months ended September 30, 2018 compared to the comparable period in 2017.  The increase was as a result of growth in the average volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first nine months of 2018 was 3.24% compared to 3.46% in 2017 for the same period.  Interest expense increased $6.05 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to increasing interest rates on deposits. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2018 compared to the comparable period in 2017 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$144,720	0.11%	$4,698	$1,933	$6,631
Taxable securities	22,051	0.51	259	507	766
Nontaxable securities	11,538	(0.35)	254	(490)	(236)
Federal funds sold	101,557	0.80	732	733	1,465
	$279,866		$5,943	$2,683	$8,626

Interest expense:
Interest-bearing demand deposits	$113,407	0.42%	$(139)	$(1,987)	$(2,126)
Savings deposits	83,716	0.38	(273)	(2,325)	(2,598)
Time deposits	86,167	0.35	(837)	(1,397)	(2,234)
Other borrowings	—	—	—	—	—
FHLB borrowings	(27,127)	(0.08)	620	136	756
Interest-bearing other liabilities	(32,364)	1.54	149	—	149
	$223,799		$(480)	$(5,573)	$(6,053)
Change in net interest income			$5,463	$(2,890)	$2,573

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2018	2017
Yield on average interest-earning assets	4.11%	4.11%
Rate on average interest-bearing liabilities	1.12	0.85
Net interest spread	2.99%	3.26%
Effect of noninterest-bearing funds	0.25	0.20
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.24%	3.46%

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2018 and 2017

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2018.  The target rate was increased in September, 2018 to 2.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2018, the rate indexes for the one, three and five year indexes were 2.59%, 2.88% and 2.94%, respectively.  The one year index increased 97.71% from 1.31% at September 30, 2017, the three year index increased 77.78% and the five year index increased 53.13%.  The three year index was 1.62% and the five year index was 1.92% at September 30, 2017.  The targeted federal funds rate was 2.25% and 1.25% at September 30, 2018 and 2017, respectively.  The Company anticipates possible increases in short term and long term rates in the indexes for 2018.

Provision for Loan Losses

The provision for loan losses was an expense of $1.54 million for the nine months ended September 30, 2018 compared to an expense of $1.83 million in 2017, a reduction of expense of $0.29 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The decrease in expense in 2018 is the result of a change in the composition and allocation of loans within credit quality ratings as compared to September 30, 2017 and improvements in the credit quality of the Bank's loan portfolio.

The allowance for loan losses increased $1.61 million during the first nine months of 2018 as compared to December 31, 2017.  In the first nine months of 2018, there was an increase of $2.29 million due to increases in average balances and composition of loans outstanding and a $0.68 million decrease in the amount allocated to the allowance due to improvements in credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2018 and 2017, recoveries were $1.78 million and $2.46 million, respectively; and charge-offs were $1.71 million in 2018 and $1.46 million in 2017.  The allowance for loan losses totaled $31.01 million at September 30, 2018 compared to $29.40 million at December 31, 2017.  The allowance represented 1.21% and 1.20% of loans held for investment at September 30, 2018 and December 31, 2017.

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,227	$1,119	$108	9.65%
Trust fees	7,753	5,883	1,870	31.79
Service charges and fees	7,475	6,557	918	14.00
Other noninterest income	2,075	1,688	387	22.93
	$18,530	$15,247	$3,283	21.53

The $1.87 million increase in trust fees results from growth in trust assets under management. As of September 30, 2018 trust assets under management were $1.751 billion compared to $1.575 billion as of September 30, 2017.

The $0.92 million increase in service charges and fees is related to increased debit and credit card interchange income.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2018 and 2017

Loans originated for sale in the first nine months of 2018 totaled $110.69 million compared to $109.52 million in the same period in 2017, an increase of 1.07%.  In the nine months ended September 30, 2018 and 2017, the net gain on sale of loans was $1.23 million and $1.12 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$25,718	$24,707	$1,011	4.09%
Occupancy	3,331	3,148	183	5.81
Furniture and equipment	4,657	4,356	301	6.91
Office supplies and postage	1,327	1,487	(160)	(10.76)
Advertising and business development	1,821	2,123	(302)	(14.23)
Outside services	7,692	5,943	1,749	29.43
FDIC insurance assessment	657	636	21	3.30
Other noninterest expense	1,688	2,033	(345)	(16.97)
	$46,891	$44,433	$2,458	5.53

In the nine months ended September 30, 2018 and 2017, salaries and employee benefits expense increased $1.01 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff growth.

Advertising and business development expense decreased $0.30 million for the nine months ended September 30, 2018 compared to September 30, 2017 primarily due to discontinuation of a debit card reward program and decreased television advertising.

Outside services increased $1.75 for the nine months ended September 30, 2018 due to outsourcing services previously managed by the Company.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2018.

Discussion of operations for the three months ended September 30, 2018 and 2017

Net Income Overview

Net income increased $1.50 million for the three months ended September 30, 2018 compared to the same period in 2017.  Total net income was $10.05 million in 2018 and $8.55 million in the comparable period in 2017, an increase of 17.52%.  For the three month period ended September 30, 2018 and September 30, 2017 basic earning per share was $1.07 and $0.92, respectively. Diluted earnings per share was $1.07 for the three months ended September 30, 2018 compared to $0.92 for the same period in 2017.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2018 and 2017

Net Interest Income

Net interest income increased for the three months ended September 30, 2018 compared to the comparable period in 2017.  The increase was primarily the result of growth in the volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  Interest expense increased $2.24 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increasing interest rates on deposits.The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended September 30, 2018 was 3.27% compared to 3.44% in 2017 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2018 compared to the comparable period in 2017 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$130,198	0.17%	$1,404	$1,131	$2,535
Taxable securities	25,092	0.63	92	229	321
Nontaxable securities	14,331	(0.34)	107	(159)	(52)
Federal funds sold	98,711	0.71	321	181	502
	$268,332		$1,924	$1,382	$3,306

Interest expense:
Interest-bearing demand deposits	$95,974	0.48%	$(40)	$(740)	$(780)
Savings deposits	143,598	0.51	(175)	(1,039)	(1,214)
Time deposits	102,555	0.45	(344)	(627)	(971)
Short-term borrowings	—	—	—	—	—
FHLB borrowings	(90,648)	(0.06)	662	(36)	626
Interest-bearing other liabilities	(39,061)	1.72	100	—	100
	$212,418		$203	$(2,442)	$(2,239)
Change in net interest income			$2,127	$(1,060)	$1,067

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2018	2017
Yield on average interest-earning assets	4.20%	4.13%
Rate on average interest-bearing liabilities	1.21	0.90
Net interest spread	2.99%	3.23%
Effect of noninterest-bearing funds	0.28	0.21
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.27%	3.44%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2018 and 2017

Provision for Loan Losses

The provision for loan losses was an expense of $1.59 million for the three months ended September 30, 2018 compared to an expense of $0.13 million in 2017, an expense increase of $1.46 million. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks. The increase in expense in 2018 is the result of changes in the composition and allocation of loans within credit quality ratings as compared to September 30, 2017 and a reduction in specific reserves as of September 30, 2017 as compared to June 30, 2017.

The allowance for loan losses increased $1.5 million during the three months ended September 30, 2018 compared to June 30, 2018.  In the three months ended September 30, 2018, there was a $0.48 million decrease in the amount allocated to the allowance due to credit quality and a $1.98 million increase due to the composition of loans outstanding.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2018 and 2017, recoveries were $0.80 million and $0.58 million, respectively; and charge-offs were $0.89 million in 2018 and $0.31 million in 2017.  The allowance for loan losses totaled $31.01 million at September 30, 2018 compared to $29.40 million at December 31, 2017.  The allowance represented 1.21% and 1.20% of loans held for investment at September 30, 2018 and December 31, 2017, respectively.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$453	$423	$30	7.09%
Trust fees	2,105	1,980	125	6.31
Service charges and fees	2,839	2,197	642	29.22
Other noninterest income	1,271	405	866	213.83
	$6,668	$5,005	$1,663	33.23

In the three months ended September 30, 2018 and 2017, the net gain on sale of loans was $0.45 million and $0.42 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Trust fees increased $0.13 million in the three months ended September 30, 2018 compared to September 30, 2017 due to growth in trust assets under management. As of September 30, 2018 trust assets under management were $1.751 billion compared to $1.575 billion as of September 30, 2017.

The $0.64 million increase in service charges and fees is related to increased debit and credit card interchange income.

Other noninterest income increased $0.87 million in the three months ended September 30, 2018 compared to September 30, 2017 due to the sale of the insurance department in August 2018 for a gain of $885,000.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2018 and 2017

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$8,611	$8,134	$477	5.86%
Occupancy	1,208	1,087	121	11.13
Furniture and equipment	1,693	1,491	202	13.55
Office supplies and postage	432	516	(84)	(16.28)
Advertising and business development	584	628	(44)	(7.01)
Outside services	2,767	2,077	690	33.22
FDIC insurance assessment	226	217	9	4.15
Other noninterest expense	434	671	(237)	(35.32)
	$15,955	$14,821	$1,134	7.65

In the three months ended September 30, 2018 and 2017, salaries and employee benefits expense increased $0.48 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff branch growth. Outside business services increased $0.69 million for the three months ended September 30, 2018 due to outsourcing services previously managed by the Company. Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended September 30, 2018.

Income Taxes

Federal and state income tax expenses were $2.59 million and $3.72 million for the three months ended September 30, 2018 and 2017, respectively.  Income taxes as a percentage of income before taxes were 20.49% in 2018 and 30.32% in 2017. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018. The decrease in the corporation income tax rate was the primary factor in the reduction of federal income tax expense for the three months ended September 30, 2018.

Index

HILLS BANCORPORATION

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 9.42% of the Company’s total assets at September 30, 2018 compared to 9.62% at December 31, 2017.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2018, the Company had borrowed $215.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $659.49 million at September 30, 2018.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $440.85 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2018.

As of September 30, 2018, investment securities with a carrying value of $12.19 million were pledged to collateralize public and trust deposits, derivative financial instruments, and other borrowings.  As of December 31, 2017, investment securities with a carrying value of $14.85 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2017.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	23,224	$58.00	23,224	410,596
August 1 to August 31	5,158	58.66	5,158	405,438
September 1 to September 30	12,436	59.50	12,436	393,002
Total	40,818	$58.54	40,818	393,002

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

HILLS BANCORPORATION

Date:	November 5, 2018	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	November 5, 2018	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2018

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2018 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	59-60

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	61