Form 10-K
period 2018-12-31
HILLS BANCORPORATION
filed 2019-03-05
CIK 732417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.	Commission File Number 0-12668
HILLS BANCORPORATION
(Exact name of Registrant as specified in its charter)

Iowa	42-1208067
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

131 E. Main Street, PO Box 160, Hills, Iowa 52235
(Address of principal executive offices)

Registrant's telephone number, including area code:  (319) 679-2291
Securities Registered pursuant to Section 12 (b) of the Act:  None
Securities Registered pursuant to Section 12 (g) of the Act:

No par value common stock
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by checkmark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registrant S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018, based on the most recent sale price of $58.00 per share, and 7,722,910 shares held was $447,928,780.  Common stock held by non-affiliates excludes 1,650,756 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 28, 2019 is 9,387,412 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement dated March 15, 2019 for the Annual Meeting of the Shareholders of the Registrant to be held April 15, 2019 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $2.223 billion and comprised 84.59% of the Bank’s loan portfolio as of December 31, 2018.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2018, mortgage loans totaled $2.037 billion and comprised 77.51% of the Bank’s loan portfolio.

Residential real estate loans totaled $1,064.68 million and were 40.51% of the Bank’s loan portfolio as of December 31, 2018.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $383.31 million and were 14.59% of the Bank’s loan portfolio at December 31, 2018.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $352.43 million and were 13.41% of the Bank’s loan portfolio at December 31, 2018.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $236.45 million and were 9.00% of the Bank’s loan portfolio at December 31, 2018.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2018, construction loans for personal residences totaled $72.28 million and were 2.75% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $113.81 million and were 4.33% of the Bank’s loan portfolio.  In total, construction loans totaled $186.09 million and were 7.08% of the Bank’s loan portfolio as of December 31, 2018.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $229.50 million and comprised 8.73% of the total loan portfolio at December 31, 2018.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $92.67 million and constituted 3.53% of the total loan portfolio at December 31, 2018.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2018, consumer loans totaled $30.07 million and were 1.14% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $52.73 million and comprised 2.01% of the Bank’s total loan portfolio at December 31, 2018.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand, savings and time deposits.

Average Daily Balances

The following table shows average balances of assets, liabilities and stockholders’ equity:

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2018	2017	2016
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$27,914	$27,409	$26,180
Interest-bearing cash and cash equivalents	105,609	37,024	31,886
Taxable securities	128,128	105,059	101,187
Nontaxable securities	180,912	168,877	162,742
Federal funds sold	46	71	50
Loans, net	2,487,736	2,340,606	2,159,985
Property and equipment, net	37,766	38,139	35,225
Other assets	32,178	39,175	43,558
	$3,000,289	$2,756,360	$2,560,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$364,916	$342,640	$312,406
Interest-bearing demand deposits	644,712	548,598	499,882
Savings deposits	832,772	748,862	684,283
Time deposits	537,575	451,208	438,173
Other borrowings	9	28,602	51,177
FHLB borrowings	228,066	268,411	231,443
Noninterest-bearing other liabilities	21,773	22,226	23,177
Interest-bearing other liabilities	—	—	872
Redeemable common stock held by Employee Stock Ownership Plan	46,089	42,045	39,172
Stockholders' equity	324,377	303,768	280,228
	$3,000,289	$2,756,360	$2,560,813

Other Information

The Bank’s business is not seasonal.  As of December 31, 2018, the Company had no employees and the Bank had 424 full-time and 57 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 119,400.  Johnson County, Iowa has a population of approximately 152,900.  The University of Iowa in Iowa City has approximately 32,900 students and 40,200 full and part-time employees, including 10,000 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of about 4,600. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 173,800 including approximately 38,800 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 227,000.  The largest employer in the Cedar Rapids area is Collins Aerospace, manufacturer of communications instruments, with approximately 9,000 employees.

Washington County

The Bank has offices located in Kalona, Washington and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 14 miles north of Washington. Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,900, Washington has a population of approximately 7,400 and Wellman has a population of about 1,400.  The population of Washington County is approximately 22,400.  Kalona, Washington and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2018 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	9	$1,772	7	$438	3	$187
Branches of largest competing national bank	7	299	8	740	1	22
Largest competing independent bank	7	678	5	971	2	185
Largest competing credit union (1)	6	3,895	7	950	1	1
All other bank and credit union offices	23	905	81	3,239	8	207
Total Market in County	52	$7,549	108	$6,338	15	$602

(1)
Deposit balance of the largest competing credit union in Johnson County and Linn County includes the credit union’s deposit balance for the entire institution.  County specific deposit balances for the credit union are unavailable.

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

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a Tier 1 Leverage Capital Ratio of 12.68%, with Common Equity Tier 1 Ratio of 15.93%, with Tier 1 Risk-Based Capital Ratio of 15.93% and Total Risk-Based Capital Ratio of 17.18%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2018, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 0.14 basis points, or approximately 0.035 basis points per quarter.  These assessments will continue until the FICO bonds mature in 2019.

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.50% plus a fully-funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2018, the Tier 1 risk-based leverage ratio of the Bank was 12.73% and exceeded the ratio required by the Superintendent.

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

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2018 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2018:
Company:
Total risk-based capital	$414,772	17.18%	8.00%	10.00%
Tier 1 risk-based capital	384,502	15.93	6.00	8.00
Tier 1 common equity	384,502	15.93	4.50	6.50
Leverage ratio	384,502	12.68	4.00	5.00
Bank:
Total risk-based capital	416,198	17.25	8.00	10.00
Tier 1 risk-based capital	385,943	16.00	6.00	8.00
Tier 1 common equity	385,943	16.00	4.50	6.50
Leverage ratio	385,943	12.73	4.00	5.00

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

Dividends.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2018.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $192.92 million of the Bank’s Tier 1 capital of $385.94 million as of December 31, 2018, is available for the payment of dividends to the Company. Also, the capital conservation buffer discussed previously could limit the amount of payment of dividends if the Company fails to maintain required capital levels.

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

Our primary market includes the Iowa counties of Johnson, Linn and Washington.  Our market has been one of the strongest economic areas in Iowa exhibiting economic growth over the past ten years.  The unemployment rate for the our prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  However, unfavorable or uncertain economic and market conditions may adversely affect our business and profitability.  Our business faces various material risks, including credit risk, liquidity risk and the risk that the demand for our products and services will decrease.  Consumer confidence, real estate values, interest rates and investment returns could make the types of loans we originate less profitable and could increase our credit risk and litigation expense.  And, while the presence of the University of Iowa and its affiliated institutions has a significant favorable impact upon the regional economy, it is unclear what impact the State budget and funding models will have on the University of Iowa and the University of Iowa Hospitals and Clinics.

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

Throughout 2018, the U.S. government implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. The United States and these countries may impose additional tariffs and retaliatory tariffs in the future. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including agricultural products such as soybeans, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt. This could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.

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

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area.  As of December 31, 2018, 84.59% of our loans had real estate as a primary component of collateral.  The market value of real estate may fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could adversely impact the future cash flow and market values of the affected properties.

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

A significant portion of our loan portfolio is secured by real property. We may foreclose on and take title to certain real property. There is a risk that hazardous substances could be found on the property and we may be liable for remediation costs, personal injury and/or property damage. We may incur substantial expenses to comply with environmental laws which may materially reduce the property's value or limit our ability to dispose of the property. The remediation costs and any other financial liabilities associated with the property could have a material adverse effect on our financial condition and results of operations.

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

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  These sources include brokered money markets and certificates of deposit, federal funds purchased, lines of credit and Federal Home Loan Bank advances.  Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity.  Our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be adversely affected.

Reduction in the value, or impairment of our investment securities, may impact our earnings and stockholders' equity.

We maintained a balance of $331.10 million, or 10.88% of our assets, in investment securities at December 31, 2018. Changes in market interest rates may affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that may reduce our stockholders' equity. Further, we periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Our operations are dependent on our ability to process financial transactions in a secure manner.  Failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, could disrupt our business or the businesses of our customers, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. We must ensure that information is properly protected from a variety of threats such as cyber attacks, error, fraud, sabotage, terrorism, industrial espionage, privacy violation, service interruption, and natural disaster.  These threats arise from numerous sources including human error, fraud on the part of employees or third parties, technological failure, telecommunication outages, and severe weather conditions. Information security risks for financial institutions like us have increased recently in part because of new technologies, the increased use of the internet and telecommunications technologies (including mobile devices and cloud computing) to conduct financial and other business transactions, political activism, and the increased sophistication and activities of organized crime. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection.

While we have not been materially impacted by cyber incidents, we have been subject to other intentional cyber incidents from third parties over the last several years, including denial of service attacks which attempt to interrupt service to customers and malicious software attacks on computer systems which attempt to allow unauthorized entrance. We also face risks related to cyber attacks and other security breaches in connection with card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security assessments on our higher risk third party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber attack or other security breach. There can be no assurance that cyber incidents will not occur and they could occur more frequently and on a more significant scale.

We devote significant resources to implement, maintain, monitor and regularly upgrade our systems and networks with measures such as intrusion detection and prevention and firewalls to safeguard critical business applications. The additional cost to the Company of our cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting, and legal fees, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on cyber security. In addition, because cyber attacks can change frequently we may be unable to implement effective preventive or proactive measures in time. With the assistance of third-party service providers, we intend to continue to implement security technology and establish procedures to maintain network security, but there is no assurance that these measures will be successful. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Any activity that jeopardizes our network and the security of the information stored thereon may result in significant cost and have a significant adverse effect on our reputation. We maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks. Such insurance coverage may be insufficient to cover all losses.

Any successful cyber attack or other security breach involving the misappropriation or other unauthorized disclosure of confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyber attack may also subject the Company to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cyber security incident, all or any of which could adversely affect the Company’s business, financial condition or results of operations and damage its reputation.

Loss of key third-party vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses.

We rely on third-party vendors to provide key components of our business operations such as data processing, recording and monitoring transactions, online and mobile banking interfaces and services, internet connections and network access. While we have performed due diligence procedures in selecting vendors, we do not control their actions. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect non-

public personal information of our customers or employees, we may suffer operational impairments, reputational damage and financial losses. Replacing these third-party vendors could create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

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

We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report and control the risks that we face. These include credit, liquidity, market, operational, liquidity, reputational, compliance, strategic, information technology and security, and trust risks. While we assess this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in the risk management program or if its controls break down, the performance and value of our business could be adversely affected.

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

We are involved from time to time in a variety of litigation or other proceedings arising out of business or operations. We establish reserves for claims when appropriate under accounting principles generally accepted in the United States of America, but costs often may be incurred in connection with a matter before any reserve has been created. In addition, the actual costs associated with resolving a claim may be substantially higher than amounts that we have reserved. Substantial legal claims could have a detrimental impact on our business, results of operations, and financial condition and may cause reputational harm.

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

We may be adversely affected by changes in U.S. tax laws and regulations.

The Tax Cuts and Jobs Act was signed into law in December 2017, reforming the U.S. tax code. The legislation includes lowering the federal corporate income tax rate to 21 percent beginning in 2018 from a maximum rate of 35 percent, modifying the U.S. taxation of income earned outside the U.S. and limiting or eliminating various deductions, tax credits and/or other tax preferences. The legislation could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments and could also negatively impact the housing market, which could adversely affect our business and loan growth.

Our stock is thinly traded.

The average daily trading volume of our common stock is relatively small compared to many public companies. The desired market characteristics of depth, liquidity, and orderliness require the substantial presence of willing buyers and sellers in the marketplace at any given time. In our case, this presence depends on the individual decisions of a relatively small number of investors and general economic and market conditions over which we have no control. Due to the relatively small trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the stock price to fall more than would be justified by the inherent worth of the Company. Conversely, attempts to purchase a significant amount of our stock could cause the market price to rise above the reasonable inherent worth of the Company.

The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, or interest rate changes, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to the impact these risk factors have on our operating results or financial position.

There can be no assurances concerning continuing dividend payments.

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. Although we have historically paid annual dividends on our common stock, there can be no assurances that we will be able to continue to pay regular annual dividends or that any dividends we do declare will be in any particular amount. The primary source of money to pay our dividends comes from dividends paid to the Company by Hills Bank and Trust. Hills Bank and Trust’s ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company's office and the main office of the Bank are located at 131 E. Main Street, Hills, Iowa.  This is a brick building containing approximately 45,000 square feet. A portion of the building was built in 1977, a two-story addition was completed in 1984, and a two-story brick addition was completed in February 2001.  With the completion of the 2001 addition, the entire Bank’s operations and administrative functions were consolidated in Hills, Iowa.  The Bank operates its business from its main office and its 18 full service branches in the Iowa counties of Johnson, Linn and Washington.  The Bank owns its main office complex and 14 of its branch offices.  Four of the Bank’s branches are leased.

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

As of January 31, 2019, the Company had 2,481 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange.  While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its OTC Pink tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2018		2017
	High	Low	High	Low
1st quarter	$57.00	$54.75	$54.89	$48.00
2nd quarter	57.50	55.50	54.45	50.50
3rd quarter	59.50	58.00	54.35	52.50
4th quarter	62.99	59.00	54.15	52.60

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2018	157,749	168	$61.00	$54.00	(1)
2017	93,095	176	$54.00	$48.00	(2)
2016	120,911	191	$48.00	$44.50	(3)

(1)
2018 transactions included repurchases by the Company of 116,962 shares of stock under the 2005 Stock Repurchase Program.  2018 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $54.00 to $61.00 per share.

(2)
2017 transactions included repurchases by the Company of 46,966 shares of stock under the 2005 Stock Repurchase Program.  2017 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $48.00 to $54.00 per share.

(3)
2016 transactions included repurchases by the Company of 85,362 shares of stock under the 2005 Stock Repurchase Program.  2016 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $44.50 to $48.00 per share.

All transactions under the 2005 Stock Repurchase Program were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock. The most recent independent current quarterly appraisal value of the stock is $62.00 a share. The closing bid for the Company's stock on February 15, 2019 was $60.60 a share as reported by the OTC Markets Group, Inc.

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by MORNINGSTAR of Chicago, IL. The latter index reflects the performance of twenty-five bank holding companies operating principally in the Midwest as selected by MORNINGSTAR. The indexes assume the investment of $100 on December 31, 2013 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

	2013	2014	2015	2016	2017	2018
HILLS BANCORPORATION	$100.00	$111.69	$122.31	$133.86	$152.79	$174.99
REGIONAL-SOUTHWEST BANKS	$100.00	$96.65	$94.07	$142.32	$150.05	$136.78
NASDAQ MARKET INDEX	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2018, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	9,020	$33.30	38,125
Equity compensation plans not approved by security holders	—	—	—
Total	9,020	$33.30	38,125

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2020.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2018:

Period in 2018	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	11,190	$59.50	11,190	381,812
November 1 to November 30	1,664	60.70	1,664	380,148
December 1 to December 31	7,027	60.96	7,027	373,121
Total	19,881	$60.12	19,881	373,121

Item 6.	Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2018.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2018	2017	2016	2015	2014
YEAR-END TOTALS (Amounts in Thousands)
Total assets	$3,042,464	$2,963,360	$2,655,770	$2,493,607	$2,334,318
Investment securities	331,098	300,160	279,950	276,069	267,240
Loans held for sale	1,984	5,162	9,806	5,554	4,476
Loans, net	2,591,085	2,431,165	2,251,445	2,099,174	1,961,369
Deposits	2,421,124	2,288,565	2,036,312	1,890,702	1,835,069
Federal Home Loan Bank borrowings	215,000	295,000	235,000	225,000	140,000
Redeemable common stock	48,870	43,308	40,781	37,562	34,571
Stockholders' equity	334,882	311,716	289,270	272,175	255,528

EARNINGS (Amounts in Thousands)
Interest income	$118,797	$105,952	$97,677	$92,167	$86,582
Interest expense	26,323	17,972	16,087	14,967	15,037
Provision for loan losses	8,497	1,688	(1,163)	1,655	1,042
Other income	23,818	20,818	19,995	20,802	19,356
Other expenses	62,123	59,512	56,799	55,460	51,756
Income taxes	8,905	19,537	14,394	12,469	11,129
Net income	36,767	28,061	31,555	28,418	26,974
Net income before Tax Act (1)	NA	32,770	NA	NA	NA

PER SHARE
Net income:
Basic	$3.93	$3.01	$3.40	$3.04	$2.88
Basic before Tax Act (1)	NA	3.51	NA	NA	NA
Diluted	3.92	3.01	3.40	3.04	2.87
Diluted before Tax Act (1)	NA	3.51	NA	NA	NA
Cash dividends	0.750	0.700	0.650	0.625	0.575
Book value as of December 31	35.87	33.39	31.22	29.20	27.24
Decrease in book value due to:
ESOP obligation	(5.23)	(4.64)	(4.40)	(4.03)	(3.69)
Accumulated other comprehensive income	(0.35)	(0.26)	(0.36)	(0.13)	(0.05)

SELECTED RATIOS
Return on average assets	1.23%	1.02%	1.23%	1.19%	1.21%
Return on average assets before Tax Act (1)	NA	1.19	NA	NA	NA
Return on average equity	9.92	9.24	11.26	10.79	10.83
Return on average equity before Tax Act (1)	NA	10.79	NA	NA	NA
Net interest margin	3.25	3.43	3.43	3.50	3.49
Average stockholders' equity to average total assets	12.35	11.02	10.94	11.03	11.17
Dividend payout ratio	19.05	23.11	19.20	20.60	20.09

(1)	Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measures section of this report in Item 7.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion by management is presented regarding the financial results for the Company for the dates and periods indicated.  The discussion should be read in conjunction with the “Selected Consolidated Five-Year Statistical Summary” and the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

An overview of the year 2018 is presented following the section discussing a special note regarding forward looking statements.

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

The Company’s net income for 2018 was $36.77 million compared to $28.06 million in 2017. Before the effect of the Tax Act, the Company's net income for 2017 would have been $32.77 million. (1) Diluted earnings per share were $3.92 and $3.01 for the years ended December 31, 2018 and 2017, respectively. Before the effect of the Tax Act, diluted earnings per share would have been $3.51 in 2017. (1) Without the effect of the Tax Act, management estimates the Company's net income for 2018 would have been $30.96 million.

The Tax Act resulted in an approximately $4.7 million charge against net income primarily due to the write down of its deferred tax assets as a result of the Tax Act’s reduction in the base corporate tax rate from 35% to 21%. While the Tax Act negatively impacted earnings for the Company's fiscal year ended December 31, 2017, the lower corporate rate is expected to be a significant ongoing benefit to the Company.

The Bank’s net interest income is the largest component of the Bank’s revenue, and is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the years ended December 31, 2018 and 2017, the Bank achieved a net interest margin of 3.25% and 3.43%, respectively. For the year ended December 31, 2018, net interest income on a tax equivalent basis increased by $3.56 million. In 2018, net interest income increased $7.54 million due to growth of $251.20 million in the Bank's average earning assets and decreased $3.98 million due to interest rate changes.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2018 included the following:

•	Loans, net of allowance for loan losses and unamortized fees and costs, totaling $2.593 billion.

•	Net loan growth in 2018 of $159.92 million.

•	Deposit growth of $132.56 million in 2018. Deposits increased to $2.421 billion and included $132.46 million of brokered deposits.

•	FHLB Borrowings decreased $80.00 million.

•	Stockholders’ equity increased $23.17 million to $334.88 million in 2018, with dividends having been paid in 2018 of $7.00 million.
Reference is made to Note 12 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

The return on average equity was 9.92% in 2018 compared to 9.24% in 2017.  The returns for the three previous years, 2016, 2015 and 2014, were 11.26%, 10.79% and 10.83%, respectively. Before the effect of the Tax Act, the Company's 2017 return on average equity would have been 10.79%. (1)  The Company remains well-capitalized as of December 31, 2018 with total risk-based capital at 17.18% and Tier 1 risk-based capital at 15.93%.  The minimum regulatory guidelines are 8% and 6% respectively.  The Company paid a dividend per share of $0.750 in 2018, $0.700 in 2017 and $0.650 in the year ended December 31, 2016.

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

Allowance for Loan Losses

The Company separates its portfolio loans and leases into segments for determining the allowance for loan losses. The Company's portfolio segments includes agricultural, commercial and financial, real estate, loans to individuals and obligations of state and political subdivisions. The Company further separates its portfolio into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the real estate portfolio segment includes 1 to 4 family residential construction, land development and commercial construction, farmland, 1 to 4 family first liens, 1 to 4 family junior liens, multi-family and commercial. For an analysis of the Company's allowance for loan losses by portfolio segment and credit risk rating information by class, see Note 3 to the Company's Consolidated Financial Statements.

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

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance for loan losses as of December 31, 2018 and 2017 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Position

Year End Amounts	2018	2017	2016	2015	2014
	(Amounts In Thousands)
Total assets	$3,042,464	$2,963,360	$2,655,770	$2,493,607	$2,334,318
Investment securities	331,098	300,160	279,950	276,069	267,240
Loans held for sale	1,984	5,162	9,806	5,554	4,476
Loans, net	2,591,085	2,431,165	2,251,445	2,099,174	1,961,369
Deposits	2,421,124	2,288,565	2,036,312	1,890,702	1,835,069
Federal Home Loan Bank borrowings	215,000	295,000	235,000	225,000	140,000
Redeemable common stock	48,870	43,308	40,781	37,562	34,571
Stockholders' equity	334,882	311,716	289,270	272,175	255,528

Total assets at December 31, 2018 increased $79.10 million, or 2.67%, from the prior year-end.  Asset growth from 2016 to 2017 was $307.59 million and represented a 11.58% increase.  The largest growth in assets occurred in Net Loans, which increased $159.92 million and $179.72 million for the years ended December 31, 2018 and 2017, respectively.  Loans held for sale to the secondary market decreased $3.18 million and $4.64 for the years ended December 31, 2018 and 2017, respectively.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $2.629 billion and $2.461 billion at December 31, 2018 and 2017, respectively.

The local economy that generated consistent demand for loans was a significant factor in the trend of increasing net loans in each of the last five years.  The trend of increasing Net Loans may not continue, and as a result, may not be indicative of future performance.

Loans secured by real estate represent the largest increase in loan growth.  These loans increased $154.56 million in 2018 and increased $156.76 million in 2017.  Loans secured by real estate include loans for 1 to 4 family residential properties, multi-family properties, agricultural real estate, commercial real estate and construction and development.

On a net basis, the Company originated $168.57 million and $181.63 million in loans to customers for the years ended December 31, 2018 and 2017, respectively.  Net loan originations decreased 7.19% in 2018 compared to 2017.  The decrease in net loan originations in 2018 as compared to 2017 is reflective of an increasing interest rate environment.  The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity.  The Company held participations purchased of $14.03, $14.94 and $13.88 million as of December 31, 2018, 2017 and 2016, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did not experience a material change in the composition of its loans held for investment in 2018 or 2017.  Residential real estate loans, including first and junior liens, were $1,064.68 million, $975.79 million and $892.87 million as of December 31, 2018, 2017 and 2016, respectively.  The dollar total of residential real estate loans increased 9.11% in 2018 and 9.29% in 2017.  Residential real estate loans were 40.51% of the loan portfolio at December 31, 2018, 39.67% at December 31, 2017 and 39.21% at December 31, 2016.  Commercial real estate loans totaled $383.31 million at December 31, 2018, a 6.12% increase over the December 31, 2017 total of $361.20 million.  Commercial real estate loans increased 8.08% in 2017.  Commercial real estate loans totaled $334.20 million at December 31, 2016.  Commercial real estate loans represented 14.59%, 14.69% and 14.67% of the Company’s loan portfolio as of December 31, 2018, 2017 and 2016, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 181.94% of capital as of December 31, 2018.

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	2018	2017	2016	2015	2014

Agricultural	$92,673	$88,580	$92,871	$101,588	$97,645
Commercial and financial	229,501	218,632	192,995	184,199	174,738
Real estate:
Construction, 1 to 4 family residential	72,279	69,738	57,864	51,346	45,949
Construction, land development and commercial	113,807	109,595	121,561	83,121	77,020
Mortgage, farmland	236,454	215,286	202,340	187,856	162,503
Mortgage, 1 to 4 family first liens	912,059	831,591	767,469	727,160	672,674
Mortgage, 1 to 4 family junior liens	152,625	144,200	125,400	117,873	110,284
Mortgage, multi-family	352,434	336,810	302,831	271,974	245,213
Mortgage, commercial	383,314	361,196	334,198	323,409	321,601
Loans to individuals	30,072	26,417	25,157	24,019	21,342
Obligations of state and political subdivisions	52,725	57,626	54,462	52,371	55,729
	$2,627,943	$2,459,671	$2,277,148	$2,124,916	$1,984,698
Net unamortized fees and costs	952	894	827	768	691
	$2,628,895	$2,460,565	$2,277,975	$2,125,684	$1,985,389
Less allowance for loan losses	37,810	29,400	26,530	26,510	24,020
	$2,591,085	$2,431,165	$2,251,445	$2,099,174	$1,961,369

There were no foreign loans outstanding for any of the years presented.

The following table shows the principal payments due on loans as of December 31, 2018:

	Amount Of Loans	Amounts Due in One Year Or Less (1)	Amounts Due in One To Five Years	Amounts Due in Over Five Years
	(Amounts In Thousands)
Commercial and Agricultural	$1,480,463	$422,507	$975,208	$82,748
Real Estate (2)	1,064,217	115,092	732,507	216,618
Other	83,263	6,346	23,662	53,255
Totals	$2,627,943	$543,945	$1,731,377	$352,621

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$1,454,297	$389,790	$870,189	$194,318
Variable rate	1,173,646	154,155	861,188	158,303
	$2,627,943	$543,945	$1,731,377	$352,621

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans will be re-evaluated prior to their maturity and are likely to be extended.

(2)
Commercial, multi-family, construction 1 to 4 family residential, construction land development and commercial, and agricultural real estate loans are reflected in the Commercial and Agricultural total.

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment below national and state levels.  The following table shows unemployment as of December 31, 2018, 2017 and 2016 and median income information as of December 31, 2017, 2016 and 2015, as December 31, 2018 information is not available as of the date of this report:

	Unemployment Rate %			Median Income
	2018	2017	2016	2017	2016	2015
United States	3.9%	4.1%	4.7%	$60,336	$57,617	$55,775
State of Iowa	2.5%	2.8%	3.6%	58,570	56,247	54,736
Johnson County	1.7%	2.0%	2.4%	59,965	56,808	55,700
Linn County	2.7%	3.2%	3.5%	62,702	60,989	59,322
Washington County	2.2%	2.4%	2.9%	59,157	56,864	56,390

Competition for quality loans and deposits may continue to be a challenge.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $132.56 million in 2018.  Deposits increased by $252.25 million in 2017.  As of June 30, 2018 (latest data available from the FDIC), Johnson County total deposits were $7.549 billion and the Company’s deposits were $1.772 billion, which represent a 23.5% market share.  The Company had nine office locations in Johnson County as of June 30, 2018.  The total banking locations in Johnson County was 52 as of June 30, 2018.  At June 30, 2017, the Company’s deposits were $1.526 billion or a 23.00% market share.  As of June 30, 2018, Linn County total deposits were $6.338 billion and there were 108 total banking locations in the county.  The seven Linn County offices of the Company had deposits of $438.41 million or a 6.9% share of the market.  The Company’s Linn County deposits at June 30, 2017 were $401.73 million and represented a 6.5% market share.  As of June 30, 2018, the Company’s three Washington County offices had deposits of $187.30 million which was 31.1% of the County’s total deposits of $601.98 million.  Washington County had a total of 15 banking locations as of June 30, 2018.  In 2017, the Company’s Washington County deposits were $159.78 million or a 27.4% market share.

The following tables show the amounts of the Company's average deposits and average rates paid on such deposits for the years ended December 31, 2018, 2017 and 2016 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2018, 2017 and 2016:

	December 31,
	2018	Rate	2017	Rate	2016	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$364,916	—	$342,640	—	$312,407	—
Average interest-bearing demand deposits	644,712	0.63%	548,598	0.21%	499,882	0.15%
Average savings deposits	832,772	0.75	748,862	0.34	684,283	0.23
Average time deposits	537,575	1.72	451,208	1.34	438,173	1.24
	$2,379,975		$2,091,308		$1,934,745

Time certificates issued in amounts of $100,000 or more with maturity in:
	2018	Rate	2017	Rate	2016	Rate
	(Amounts In Thousands)
3 months or less	$15,536	0.85%	$18,854	0.70%	$34,810	0.83%
3 through 6 months	15,887	0.86	26,329	0.80	28,756	0.86
6 through 12 months	98,330	1.88	71,713	1.09	48,471	0.75
Over 12 months	220,972	2.11	198,662	1.74	182,797	1.49
	$350,725		$315,558		$294,834

Investment securities increased $30.94 million in 2018.  In 2017, investment securities increased by $20.21 million.  The investment portfolio consists of $318.93 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2018, 2017 and 2016 and the maturities and weighted average yields of the investment securities, computed on a tax-equivalent basis using a federal tax rate of 21%, as of December 31, 2018:

	December 31,
	2018	2017	2016
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$83,155	$54,318	$27,482
Other securities (FHLB, FHLMC and FNMA)	34,871	43,959	61,660
Stock of the Federal Home Loan Bank	12,172	15,005	12,413
Obligations of state and political subdivisions	200,900	186,878	178,395
	$331,098	$300,160	$279,950

	December 31, 2018
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury
Within 1 year	$4,967	1.53%
From 1 to 5 years	78,188	2.27%
	$83,155
Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$19,909	1.41%
From 1 to 5 years	14,962	1.23
From 5 to 10 years	—	—
	$34,871

Stock of the Federal Home Loan Bank	$12,172	2.94%

Obligations of state and political subdivisions, maturities:
Within 1 year	$34,095	2.88%
From 1 to 5 years	87,248	2.57
From 5 to 10 years	78,329	2.78
Over 10 years	1,228	4.49
	$200,900
Total	$331,098

As of December 31, 2018, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2018, the major funding source for the growth in loans was the $132.56 million increase in deposits.  In 2017, the major source of funding for the growth in loans was the $60.00 million in additional FHLB Borrowings and deposit growth of $252.25 million.  Brokered deposits totaled $132.46 million and $284.41 million as of December 31, 2018 and 2017, respectively.  Brokered deposits decreased as of December 31, 2018 compared to December 31, 2017 due to passage of the Economic Growth, Regulatory Relief, and Consumer Protection Act which allows reciprocal deposits to be treated as core deposits instead of brokered deposits. As of December 31, 2018, $163.41 million of reciprocal deposits are now treated as core deposits under the Act. Total advances from the FHLB were $215.00 million at December 31, 2018 and $295.00 million in 2017.  It is expected that the FHLB funding source and brokered deposits funding will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB and interest rates on brokered deposits are favorable compared to other funding alternatives.

Stockholders’ equity was $334.88 million at December 31, 2018 compared to $311.72 million at December 31, 2017.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $151.78 million and paid shareholders dividends of $30.82 million, or 20.31% of earnings, while maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Return on average assets	1.23%	1.02%	1.23%
Return on average assets before Tax Act (1)	NA	1.19	NA
Return on average stockholders' equity	9.92	9.24	11.26
Return on average equity before Tax Act (1)	NA	10.79	NA
Dividend payout ratio	19.05	23.11	19.20
Average stockholders' equity to average assets ratio	12.35	11.02	10.94

(1)	Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measures section of this report in Item 7.

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2018	$36,767	31.03%	$3.92
2017	28,061	(11.07)	3.01
2017 (1)	32,770	3.85	3.51
2016	31,555	11.04	3.40
2015	28,418	5.35	3.04
2014	26,974	4.02	2.87

(1)	Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measurement section of this report.

Net income for 2018 increased by $8.71 million or 31.03% and diluted earnings per share increased by 30.23%. Without the effect of the Tax Act, net income for 2017 would have increased by $1.22 million or 3.85%. In addition, diluted earnings per share would have increased 3.25%.(1) In 2018, net interest income increased $7.54 million due to growth of $251.20 million in the Bank's average earning assets and decreased $3.98 million due to interest rate changes. Noninterest income increased by $3.00 million, the provision for loan losses increased by $6.81 million and total noninterest expenses increased by $2.61 million.

Annual fluctuations in the Company's net income continue to be driven primarily by three generally recurring important factors. The first important factor is net interest margin. Net interest income of $92.47 million in 2018 was derived from the Company's $2.903 billion of average earning assets and its net interest margin of 3.25%, compared to $2.652 billion of average earning assets and a 3.43% net interest margin in 2017. The importance of net interest margin is illustrated by the fact that a decrease or an increase in the net interest margin of 10 basis points would result in a $2.90 million decrease or increase in income before taxes.  Net interest margin in 2016 was 3.43%. Based on the current interest rate environment, the Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes net interest margin in dollars will be contingent on the growth of the Company’s earnings assets. Net interest income was also impacted by the increase in interest expense of $8.35 million compared to 2017, primarily driven by interest rate increases which accounted for $7.99 million of the change.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $2.631 billion at the end of 2018.  The Company’s allowance for loan losses was $37.81 million at December 31, 2018.  The allowance in 2018 increased in comparison to 2017 due to an increased provision for loan losses of $6.81 million resulting from a combination of the composition of loan growth, historical loss rates, changes in the composition of loans among the credit risk ratings in 2018 and management's evaluation of qualitative factors given the current and expected deterioration in national and local economic conditions.  The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled an expense of $8.50 million for 2018, an expense of $1.69 million for 2017 and a reduction of expense of $1.16 million for 2016.  The Company may experience some credit quality deterioration in 2019.  Provision expense is expected to be dependent on the Company’s loan growth through the end of 2019. See Note 3 to the Company's Consolidated Financial Statements. A detailed discussion is included in the Provision for Loan Losses section below.

The third significant factor affecting the Company’s net income is income tax expense. Federal and state income tax expenses were $8.91 million and $19.54 million for the years ended December 31, 2018 and 2017, respectively. Income taxes as a percentage of income before taxes were 19.50% in 2018 and 41.05% in 2017. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018. Without the effect of the Tax Act, management estimates the Company's net income for 2018 would have been $30.96 million.

Net income for 2017 was $28.06 million, or diluted earnings per share of $3.01.  For 2017, diluted earnings per share decreased by $0.39 per share compared to 2016.  Net interest income increased $6.39 million for the year ended December 31, 2017 compared to 2016.  This increase in net interest income was due to an increase in average earning assets of $195.79 million in 2017.  Noninterest income increased 4.12% in 2017 to $20.82 million.  Noninterest expense increased from $56.80 million in 2016 to $59.51 million in 2017, or 4.78%.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to net loan growth.  The net interest margin was 3.25% in 2018, 3.43% in 2017, 3.43% in 2016, 3.50% in 2015, and 3.49% in 2014.  The measure is shown on a tax-equivalent basis using a rate of 21% for 2018 and 35% for 2017 and 2016 to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2018, 2017 and 2016 are indicated on the following table:

	Years Ended December 31,
	2018	2017	2016
	(Amounts In Thousands)
Income:
Loans (1)	$111,172	$101,564	$93,744
Taxable securities	2,759	1,709	1,471
Nontaxable securities (1)	4,717	4,972	4,938
Interest-bearing cash and cash equivalents	1,939	433	163
Total interest income	$120,587	$108,678	$100,316
Expense:
Interest-bearing demand deposits	4,056	1,172	740
Savings deposits	6,208	2,532	1,577
Time deposits	9,267	6,038	5,440
Other borrowings	—	184	158
FHLB borrowings	6,792	8,046	8,172
Interest-bearing other liabilities	—	—	—
Total interest expense	$26,323	$17,972	$16,087
Net interest income	$94,264	$90,706	$84,229

(1)  Presented on a tax equivalent basis using a rate of 21% for 2018 and 35% for 2017 and 2016.

Net interest income on a tax-equivalent basis changed in 2018 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$147,130	0.13%	$6,369	$3,239	$9,608
Taxable securities	23,069	0.50	374	676	1,050
Nontaxable securities	12,035	(0.33)	354	(609)	(255)
Interest-bearing cash and cash equivalents	68,585	0.67	801	705	1,506
Federal funds sold	(25)	0.99	—	—	—
	$250,794		$7,898	$4,011	$11,909
Interest expense:
Interest-bearing demand deposits	$96,114	0.42%	$(205)	$(2,679)	$(2,884)
Savings deposits	83,910	0.41	(389)	(3,288)	(3,677)
Time deposits	86,367	0.38	(1,156)	(2,072)	(3,228)
Other borrowings	(28,593)	2.07	184	—	184
FHLB borrowings	(40,345)	(0.02)	1,209	45	1,254
Interest-bearing other liabilities	—	—	—	—	—
	$197,453		$(357)	$(7,994)	$(8,351)
Change in net interest income			$7,541	$(3,983)	$3,558

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changes for 2017 were as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$180,621	0.01%	$7,550	$270	$7,820
Taxable securities	3,872	0.17	93	145	238
Nontaxable securities	6,135	(0.09)	186	(152)	34
Interest-bearing cash and cash equivalents	5,138	0.66	26	244	270
Federal funds sold	21	0.28	—	—	—
	$195,787		$7,855	$507	$8,362
Interest expense:
Interest-bearing demand deposits	$48,716	0.06%	$(70)	$(362)	$(432)
Savings deposits	64,579	0.11	(141)	(813)	(954)
Time deposits	13,035	0.10	(147)	(452)	(599)
Other borrowings	(22,575)	0.33	50	(76)	(26)
FHLB borrowings	36,968	(0.51)	(1,279)	1,405	126
Interest-bearing other liabilities	(872)	—	—	—	—
	$139,851		$(1,587)	$(298)	$(1,885)
Change in net interest income			$6,268	$209	$6,477

A summary of the net interest spread and margin is as follows:

	Years Ended December 31,
	2018	2017	2016
Average yields:
Loans (1)	4.45%	4.30%	4.24%
Loans (tax equivalent basis) (1)	4.47	4.34	4.33
Taxable securities	2.13	1.63	1.45
Nontaxable securities	1.96	1.91	1.97
Nontaxable securities (tax equivalent basis)	2.61	2.94	3.03
Interest-bearing cash and cash equivalents	1.84	1.17	0.51
Federal funds sold	1.75	0.76	0.48
Average rates paid:
Interest-bearing demand deposits	0.63	0.21	0.15
Savings deposits	0.75	0.34	0.23
Time deposits	1.72	1.34	1.24
Short-term borrowings	2.71	0.64	0.31
FHLB borrowings	2.94	2.96	3.47
Yield on average interest-earning assets	4.15	4.10	4.07
Rate on average interest-bearing liabilities	1.17	0.87	0.84
Net interest spread (2)	2.99	3.23	3.23
Net interest margin (3)	3.25	3.43	3.43

(1)	Non-accruing loans have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 21% for 2018 and 35% for 2017 and 2016.  The net interest spread decreased 24 basis points in 2018 compared to 2017 and 2016.

(3)
Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin decreased 18 basis points in 2018.  The net interest margin did not change in 2017 compared to 2016.

In December 2018, the Federal Open Market Committee increased the target rate to 2.50%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2018, the average rate indexes for the one, three and five year indexes were 2.63%, 2.46% and 2.51%, respectively.  The one year index increased 43.72% from December 31, 2017, the three year index increased 22.39% and the five year index increased 11.56%.

Provision for Loan Losses

Management has determined that the allowance for loan losses was appropriate at December 31, 2018, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

The allowance for loan losses totaled $37.81 million at December 31, 2018 compared to $29.40 million at December 31, 2017.  The increase in 2018 is the result of increased loan volume and management's evaluation of qualitative factors.  Specifically for 2018, there was an increase of $7.73 million due to the composition of new loans added and qualitative factor increases in 2018.  There was an increase of $0.68 million in the amount allocated to the allowance due to a change in the composition and allocation of loan balances within the credit quality ratings.  The percentage of the allowance to outstanding loans was 1.44% and 1.20% at December 31, 2018 and 2017, respectively.  The percentage increase was due to a combination of loan growth composition, historical loss rates and changes in the composition of loans among the credit risk ratings.  The provision for loan losses totaled an expense of $8.50 million in 2018, an expense of $1.69 million in 2017 and a reduction of expense of $1.16 million for 2016.  Loan charge-offs net of recoveries were $0.88 million in 2018. Loan recoveries net of charge-offs were $1.18 million in 2017 and 2016.

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

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may recognize a charge-off related to an impaired loan when loan balances exceed net present value of cash flows or collateral.  Impaired loans decreased by $3.50 million from December 31, 2017 to December 31, 2018.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is primarily due to a decrease in specific reserve loans of $4.70 million from December 31, 2017 to December 31, 2018.

Special mention loan balances were $53.60 million at December 31, 2018 and $43.37 million at December 31, 2017.  These asset quality changes increased the provision by $0.20 million based upon the relative mix of special mention loans by category.  The $10.23 million increase in special mention loans is related to management’s evaluation of its loan portfolio.  The total increase of $10.23 million is comprised of approximately $5.84 million in commercial loans, $4.28 million in construction land development and commercial, $16.07 million for multi-family real estate mortgages, and $0.03 million in individual loans. The increase is offset by a decrease in the special mention classification of $6.25 million in agricultural operating loans, $0.08 million in construction 1 to 4 family residential, $4.25 million in real estate farmland, $1.63 million in 1 to 4 family residential mortgages, $0.70 million in 1 to 4 family junior mortgages, and $3.08 million for commercial real estate mortgages.

Substandard loan balances were $54.40 million at December 31, 2018 and $52.34 million at December 31, 2017.  These asset quality changes increased the provision by $0.48 million at December 31, 2018 due to the mix of the reserve required for certain substandard loans.  The increase of $2.06 million in substandard loans at December 31, 2018 includes $0.16 million in agricultural operating loans, $0.14 million in commercial loans, $0.40 million in construction 1 to 4 family residential, $0.40 million in construction land development, $0.78 million in real estate farmland, and $4.38 million in commercial real estate mortgages. The increase is offset by a decrease in the substandard classification of $3.51 million of 1 to 4 family residential mortgages, $0.39 million in 1 to 4 family junior mortgages, $0.23 million in multi-family real estate mortgages, and $0.07 million in loans to individuals. A description of the Bank's credit quality indicators are discussed in Note 3 to the Company's Consolidated Financial Statements.

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non-consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non-consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2018	2017	2016	2015	2014
	(Amounts In Thousands)
Nonaccrual loans (1)	$10,829	$9,096	$9,938	$7,415	$6,081
Accruing loans past due 90 days or more (2)	370	971	635	467	348
Specific reserve loans	8,247	12,950	17,683	100	—
Troubled debt restructurings ("TDR loans")(1) (3)	8,539	8,470	5,408	8,279	14,340
Total impaired loans	$27,985	$31,487	$33,664	$16,261	$20,769
Other real estate	—	—	237	439	1,213
Non-performing assets (includes impaired loans and other real estate)	$27,985	$31,487	$33,901	$16,700	$21,982
Loans held for investment	$2,627,943	$2,459,671	$2,277,148	$2,124,916	$1,984,698
Ratio of allowance for loan losses to loans held for investment	1.44%	1.20%	1.17%	1.25%	1.21%
Ratio of allowance for loan losses to impaired loans	135.11	93.37	78.81	163.03	115.65
Ratio of impaired loans to total loans held for investment	1.06	1.28	1.48	0.77	1.05
Ratio of non-performing assets to total assets	0.92	1.06	1.28	0.67	0.94

(1)
The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period was $0.79 million in 2018 and $0.90 million in 2017. The amount of interest income on the loans that was included in income was $0.40 million in 2018 and $0.44 million in 2017.

(2)
The accruing loans past due 90 days or more are still believed to be adequately collateralized.  Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

(3)
Total TDR loans were $13.38, $12.09, $9.64, $10.59, and $16.48 million as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.  Included in the total nonaccrual loans were $4.84, $3.62, $4.23, $2.31, and $2.14 million of TDR loans as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

The ratio of allowance for loan losses to impaired loans increased to 135.11% as of December 31, 2018 compared to 93.37% as of December 31, 2017.  The increase in 2018 is the result of an increase in the allowance for loan losses.  The ratio of impaired loans to total gross loans was 1.06% and 1.28% at December 31, 2018 and 2017, respectively.  The decrease in the 2018 ratio is primarily due to the decrease in specific reserve loans.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2018, the unemployment levels in Johnson County and Linn County were 1.7% and 2.7%, respectively, compared to 2.0% and 3.2% in December of 2017.  These levels compare favorably to the State of Iowa at 2.5% and the national unemployment level at 3.9% in December 2018 compared to 2.8% and 4.1%, respectively in December 2017.

The residential rental vacancy rates in 2017 and 2018 in Johnson and Linn County were estimated between 5.0% and 7.0%. The State of Iowa vacancy rate is 7.0% and the national rate is 6.6% with the Midwest rate at 7.1%.  These vacancy rates one year ago were 6.2%, 6.9% and 7.6%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Favorable vacancy rates may not continue in 2019, and vacancy rates may rise and affect the overall quality of the loan portfolio.

See Note 3 to the Company's Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2018, 2017 and 2016, recoveries were $2.23 million, $3.29 million and $3.81 million, respectively; charge-offs were $2.32 million, $2.10 million and $2.63 million in 2018, 2017 and 2016, respectively.

Overall credit quality may deteriorate in 2019.  Such deterioration could cause increases in impaired loans, allowance for loan losses provision expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.  The following table summarizes the Bank's loan loss experience for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2018
Allowance for loan losses:
Beginning balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Charge-offs	(95)	(585)	—	—	(830)	(251)	(561)	(2,322)
Recoveries	119	1,057	148	30	612	107	162	2,235
Provision	471	517	155	273	4,066	2,609	406	8,497
Ending balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2017
Allowance for loan losses:
Beginning balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Charge-offs	(167)	(583)	(114)	(3)	(553)	(130)	(554)	(2,104)
Recoveries	146	1,183	662	—	661	376	258	3,286
Provision	(632)	(294)	(449)	255	883	1,409	516	1,688
Ending balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2016
Allowance for loan losses:
Beginning balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Charge-offs	(226)	(315)	(34)	(116)	(1,181)	(66)	(693)	(2,631)
Recoveries	181	1,169	849	—	1,043	385	187	3,814
Provision	(90)	(840)	(205)	191	(357)	(497)	635	(1,163)
Ending balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2015
Allowance for loan losses:
Beginning balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Charge-offs	(325)	(526)	(285)	—	(1,108)	(723)	(438)	(3,405)
Recoveries	123	1,370	501	6	762	1,310	168	4,240
Provision	769	(558)	(177)	664	1,099	(559)	417	1,655
Ending balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2014
Allowance for loan losses:
Beginning balance	$2,852	$4,733	$2,918	$2,557	$7,064	$4,787	$639	$25,550
Charge-offs	(174)	(3,388)	(250)	—	(1,195)	(217)	(325)	(5,549)
Recoveries	66	1,128	390	—	870	377	146	2,977
Provision	(229)	1,758	(817)	115	680	(752)	287	1,042
Ending balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020

The ratio of net charge-offs to average net loans outstanding during the years ended December 31, 2018, 2017, 2016, 2015, and 2014 was 0.00%, (0.05)%, (0.05)%, (0.04)%, and 0.14%, respectively.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table presents the allowance for loan losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of December 31, 2018, 2017, 2016, 2015, and 2014:

	2018			2017
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,789	7.38%	3.53%	$2,294	7.80%	3.60%
Commercial and financial	5,826	15.41%	8.73	4,837	16.45%	8.89
Real estate:
Construction, 1 to 4 family residential	1,297	3.43%	2.75	1,193	4.06%	2.84
Construction, land development and commercial	1,995	5.28%	4.33	1,796	6.11%	4.46
Mortgage, farmland	3,972	10.51%	9.00	3,669	12.48%	8.75
Mortgage, 1 to 4 family first liens	10,750	28.43%	34.71	7,369	25.07%	33.81
Mortgage, 1 to 4 family junior liens	1,766	4.67%	5.81	1,299	4.42%	5.86
Mortgage, multi-family	4,083	10.80%	13.41	2,791	9.49%	13.69
Mortgage, commercial	4,082	10.80%	14.58	2,909	9.89%	14.69
Loans to individuals	723	1.91%	1.14	782	2.66%	1.07
Obligations of state and political subdivisions	527	1.38	2.01	461	1.57	2.34
	$37,810	100.00%	100.00%	$29,400	100.00%	100.00%

	2016			2015
Agricultural	$2,947	11.11%	4.08%	$3,082	11.63%	4.78%
Commercial and financial	4,531	17.08	8.48	4,517	17.04	8.67
Real estate:
Construction, 1 to 4 family residential	1,023	3.86	2.54	866	3.27	2.42
Construction, land development and commercial	1,867	7.04	5.34	1,414	5.33	3.91
Mortgage, farmland	3,417	12.88	8.89	3,342	12.61	8.84
Mortgage, 1 to 4 family first liens	6,560	24.72	33.70	6,931	26.14	34.22
Mortgage, 1 to 4 family junior liens	1,117	4.21	5.51	1,241	4.68	5.55
Mortgage, multi-family	1,669	6.29	13.30	1,713	6.46	12.80
Mortgage, commercial	2,376	8.95	14.67	2,510	9.47	15.22
Loans to individuals	642	2.42	1.10	501	1.89	1.13
Obligations of state and political subdivisions	381	1.44	2.39	393	1.48	2.46
	$26,530	100.00%	100.00%	$26,510	100.00%	100.00%

	2014
	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)
Agricultural	$2,515	10.47%	4.92%
Commercial and financial	4,231	17.61	8.80
Real estate:
Construction, 1 to 4 family residential	810	3.37	2.32
Construction, land development and commercial	1,431	5.96	3.88
Mortgage, farmland	2,672	11.12	8.19
Mortgage, 1 to 4 family first liens	6,268	26.11	33.88
Mortgage, 1 to 4 family junior liens	1,151	4.79	5.56
Mortgage, multi-family	1,490	6.20	12.36
Mortgage, commercial	2,705	11.26	16.20
Loans to individuals	299	1.24	1.08
Obligations of state and political subdivisions	448	1.87	2.81
	$24,020	100.00%	100.00%

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

Noninterest Income

The following table sets forth the various categories of noninterest income for the year ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,			$ Change		% Change
	2018	2017	2016	2018/2017	2017/2016	2018/2017	2017/2016
	(Amounts in thousands)
Net gain on sale of loans	$1,517	$1,547	$2,043	$(30)	$(496)	(1.94)%	(24.28)%
Trust fees	10,007	8,043	7,033	1,964	1,010	24.42	14.36
Service charges and fees	9,614	8,850	8,750	764	100	8.63	1.14
Other noninterest income	2,680	2,378	2,169	302	209	12.70	9.64
	$23,818	$20,818	$19,995	$3,000	$823	14.41%	4.12%

The noninterest income of the Company was $23.82 million in 2018 compared to $20.82 million in 2017.  The increase of $3.00 million in 2018 was the result of a combination of factors discussed below.  In 2017, the total noninterest income increased $0.82 million from 2016.

Trust fees increased $1.96 million to $10.01 million in 2018.  Trust fees increased $1.01 million in 2017.  As of December 31, 2018, the Bank’s Trust Department had $1.618 billion in assets under management compared to $1.649 billion and $1.392 billion at December 31, 2017 and 2016, respectively.  Trust fees are based on total assets under management and increased primarily due to new trust relationships though the stock market decline in late 2018 led to a decline in total assets under management as of December 31, 2018.  The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 62.00% of assets under management.  In 2018, the Dow Jones Industrial Average decreased 5.63%.  The market value of the Dow Jones Industrial Average increased 25.08% in 2017 and increased 13.42% in 2016.

Service charges and fees increased $0.76 million in 2018 from increased debit and credit card interchange income. Service charges and fees increased $0.10 million in 2017.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,			$ Change		% Change
	2018	2017	2016	2018/2017	2017/2016	2018/2017	2017/2016
	(Amounts in thousands)
Salaries and employee benefits	$34,981	$33,197	$30,778	$1,784	$2,419	5.37%	7.86%
Occupancy	4,374	4,189	3,962	185	227	4.42	5.73
Furniture and equipment	5,741	5,580	5,368	161	212	2.89	3.95
Office supplies and postage	1,778	1,961	1,797	(183)	164	(9.33)	9.13
Advertising and business development	2,513	2,764	3,403	(251)	(639)	(9.08)	(18.78)
Outside services	10,076	8,303	7,584	1,773	719	21.35	9.48
FDIC insurance assessment	856	845	1,022	11	(177)	1.30	(17.32)
Other noninterest expense	1,804	2,673	2,885	(869)	(212)	(32.51)	(7.35)
	$62,123	$59,512	$56,799	$2,611	$2,713	4.39%	4.78%

Total noninterest expenses were $62.12 and $59.51 million for the years ended December 31, 2018 and 2017, respectively.  The increase is $2.61 million or 4.39% in 2018 and an increase of $2.71 million or 4.78% in 2017.

Salaries and employee benefits increased $1.78 million in 2018. The increase is the result of annual salary increases and hiring additional employees.

Outside services increased $1.77 million in 2018 due to outsourcing services previously managed by the Company.

Total noninterest expenses were $56.80 million for the year ended December 31, 2016.  The increase in expenses in 2017 was $2.71 million.  This included an increase of $2.42 million in salaries and benefits, which was the direct result of salary adjustments and restricted stock awards increases due to the increase in the appraised value of the Company stock.

Income Taxes

Income tax expense was $8.91, $19.54 and $14.39 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Income taxes as a percentage of income before income taxes were 19.50% in 2018, 41.05% in 2017 and 31.33% in 2016.  The amount of tax credits were $1.29, $1.43 and $1.43 million for 2018, 2017, and 2016, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, accelerated depreciation that allowed for full expensing of qualified property. The Tax Act also established new tax laws that affected 2018 and thereafter, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. As a result of the reduction of the federal corporate income tax rate, we revalued our net deferred tax asset, excluding after tax credits, as of December 22, 2017. Based on this revaluation, we recorded a net tax expense of $4.71 million to reduce our net deferred tax asset balance, which was recorded as additional income tax expense for the year ended December 31, 2017. Our effective tax rate increased by 30.99% to 41.05% primarily as a result of the revaluation of our net deferred tax asset. While the Tax Act negatively impacted earnings for the Company's fiscal year ended December 31, 2017, the lower corporate rate is expected to be a significant ongoing benefit to the Company. For the year ended December 31, 2018, net income was $5.81 million higher than it would have been under the tax laws in effect before the Tax Act.

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

As of December 31, 2018, the Company had additional borrowing capacity available from the FHLB of $695.00 million. In addition, the Company had $455.94 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks. The Company had no amounts outstanding under those federal funds lines as of December 31, 2018.

On an unconsolidated basis, the Company had cash balances of $3.74 million as of December 31, 2018.  In 2018, the Company received dividends of $11.50 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $7.00 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $6.78 and $2.44 million for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $383.75 million and $355.02 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 12.61% at December 31, 2018 and 11.98% at December 31, 2017.  As of December 31, 2018, total equity, after deducting the maximum cash value related to the ESOP, was 11.01% of assets compared to 10.52% of assets at the prior year end.

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

On a consolidated basis, 2018 cash flows from operations provided $47.74 million and net increases in deposits provided $132.56 million.  These cash flows were invested in Net Loans of $168.57 million and $90.30 million in purchases of investment securities.  In addition, $2.21 million was used to purchase property and equipment and leasehold improvements.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2018, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $384.97 million (see Note 14 to the Company's Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2018, the Bank can obtain an additional $695.00 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $445.94 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  Other liquidity sources include a $10.00 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2018, 2017 and 2016:

	2018	2017	2016
	(Amounts In Thousands)
Outstanding balance as of December 31	$—	$—	$33,489
Weighted average interest rate at year end	—%	0.73%	0.33%
Maximum month-end balance	—	44,588	96,224
Average month-end balance	—	25,360	47,899
Weighted average interest rate for the year	2.71%	0.64%	0.31%

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2018, 2017 and 2016:

	2018	2017	2016
	(Amounts In Thousands)
Outstanding balance as of December 31	$215,000	$295,000	$235,000
Weighted average interest rate at year end	2.94%	2.82%	3.15%
Maximum month-end balance	280,000	345,000	260,000
Average month-end balance	228,066	268,411	231,443
Weighted average interest rate for the year	2.94%	2.96%	3.47%

The Bank has off-balance sheet commitments to fund additional borrowings of customers as well as derivative financial instruments, consisting of interest rate swaps as disclosed in Note 16 to the Company's Consolidated Financial Statements.  Contractual commitments to fund loans are met from the proceeds of federal funds sold or investment securities and additional borrowings.  Many of the contractual commitments to extend credit will not be funded because they represent the credit limits on credit cards and home equity lines of credits.

As disclosed in Note 14 to the Company's Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2018:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$215,000	$—	$25,000	$25,000	$165,000
Operating lease obligations	2,005	464	838	623	80
Total contractual obligations:	$217,005	$464	$25,838	$25,623	$165,080
Other commitments:
Lines of credit	$375,940	$255,442	$99,175	$17,522	$3,801
Standby letters of credit	9,033	9,033	—	—	—
Total other commitments	$384,973	$264,475	$99,175	$17,522	$3,801

The Company and the Bank have no additional material commitments or plans that will materially affect liquidity or capital resources.  Property and equipment may be acquired in cash purchases, or they may be financed if favorable terms are available.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is to changes in interest rates.  Interest rate risk is the risk to current or anticipated earnings or capital arising from movements in interest rates.  Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk.  Repricing risk is the difference between the timing of rate changes and the timing of cash flows.  Basis risk is the difference from changing rate relationships among different yield curve affecting Bank activities.  Yield curve risk is the difference from changing rate relationships across the spectrum of maturities.  Option risk is the difference resulting from interest-related options imbedded in Bank products.  The Bank’s primary source of interest rate risk exposure arises from repricing risk.  To measure this risk the Bank uses a static gap measurement system that identifies the repricing gaps across the full maturity spectrum of the Bank’s assets and liabilities and an earnings simulation approach.  The gap schedule is known as the interest rate sensitivity report.  The report reflects the repricing characteristics of the Bank’s assets and liabilities.  The report details the calculation of the gap ratio.  This ratio indicated the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

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

The Bank uses derivative financial instruments, when needed, to manage the impact of changes in interest rates on future interest income or interest expense.  The Bank is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believe the risk of the these losses has been minimized by entering into the contracts with large, stable financial institutions.  The estimated fair market value of these derivative instruments are presented in Note 16 to the Consolidated Financial Statements.

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$8,237	$—	$—	$—	$—	$—	$8,237
Federal funds sold	—	—	—	—	—	—	—
Investment securities	—	2,501	7,753	34,392	14,472	271,980	331,098
Loans	10,637	207,808	53,147	75,716	214,295	2,069,276	2,630,879
Total earning assets	18,874	210,309	60,900	110,108	228,767	2,341,256	2,970,214
Sources of funds:
Interest-bearing checking and savings accounts	186,017	—	—	—	—	1,281,585	1,467,602
Certificates of deposit	—	10,517	14,904	35,718	167,952	352,279	581,370
FHLB borrowings	—	—	—	—	—	215,000	215,000
Federal funds and repurchase agreements	—	—	—	—	—	—	—
	186,017	10,517	14,904	35,718	167,952	1,848,864	2,263,972
Other sources, primarily noninterest-bearing	—	—	—	—	—	372,152	372,152
Total sources	186,017	10,517	14,904	35,718	167,952	2,221,016	2,636,124
Interest
Rate Gap	$(167,143)	$199,792	$45,996	$74,390	$60,815	$120,240	$334,090
Cumulative Interest
Rate Gap at December 31, 2018	$(167,143)	$32,649	$78,645	$153,035	$213,850	$334,090
Gap Ratio	0.10	20.00	4.09	3.08	1.36	1.05
Cumulative Gap Ratio	0.10	1.17	1.37	1.62	1.52	1.13

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

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$389,790	$145,417	$198,304	$279,419	$247,049	$194,318	$1,454,297	$1,265,101
Average interest rate	5.06%	4.39%	4.34%	4.35%	4.82%	4.10%	4.59%
Loans, variable:
Balance	$154,155	$136,786	$199,330	$280,553	$244,519	$158,303	$1,173,646	$1,308,858
Average interest rate	5.36%	4.17%	4.09%	4.11%	4.36%	4.22%	4.35%
Investments (1):
Balance	$71,142	$49,906	$45,957	$47,597	$36,939	$79,557	$331,098	$331,098
Average interest rate	2.38%	2.11%	2.10%	2.47%	2.71%	2.81%	2.45%
Liabilities:
Liquid deposits (2):
Balance	$—	$—	$—	$—	$—	$—	$1,462,663	$1,467,806
Average interest rate	—%	—%	—%	—%	—%	—%	0.82%
Deposits, certificates:
Balance	$229,091	$223,254	$44,610	$35,002	$49,413	$—	$581,370	$587,788
Average interest rate	1.72%	1.94%	1.81%	2.72%	3.22%	—%	2.00%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 51 through 106.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hills Bancorporation (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on Internal Control-Integrated Framework (2013) and our report dated March 5, 2019, expressed an unqualified opinion.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

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

BKD, LLP
We have served as the Company’s auditor since 2012.

Springfield, Missouri
March 5, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Internal Control over Financial Reporting

We have audited Hills Bancorporation's (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 5, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management's assessment and our audit also were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Hills Bancorporation's internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

BKD, LLP
Springfield, Missouri
March 5, 2019

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(Amounts In Thousands, Except Shares)

ASSETS	2018	2017
Cash and cash equivalents	$43,305	$154,353
Investment securities available for sale at fair value (amortized cost 2018 $321,660; 2017 $286,296) (Notes 1, 2 and 12)	318,926	285,155
Stock of Federal Home Loan Bank	12,172	15,005
Loans held for sale	1,984	5,162
Loans, net of allowance for loan losses (2018 $37,810; 2017 $29,400) (Notes 1, 3, and 11)	2,591,085	2,431,165
Property and equipment, net (Note 4)	37,051	37,857
Tax credit real estate	9,193	10,076
Accrued interest receivable	11,784	10,772
Deferred income taxes, net (Note 9)	10,869	8,806
Goodwill	2,500	2,500
Other assets	3,595	2,509
Total Assets	$3,042,464	$2,963,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$372,152	$363,817
Interest-bearing deposits (Note 5)	2,048,972	1,924,748
Total deposits	2,421,124	2,288,565
Federal Home Loan Bank borrowings (Note 6)	215,000	295,000
Accrued interest payable	1,812	1,290
Other liabilities	20,776	23,481
Total Liabilities	2,658,712	2,608,336
Commitments and Contingencies (Notes 8 and 14)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 8)	48,870	43,308
Stockholders' Equity (Note 10)
Common stock, no par value; authorized 20,000,000 shares; issued 2018 10,325,191 shares; 2017 10,320,315 shares	—	—
Paid in capital	52,122	48,930
Retained earnings	371,848	341,558
Accumulated other comprehensive loss (Note 7)	(3,250)	(2,446)
Treasury stock at cost (2018 988,750 shares; 2017 985,161 shares)	(36,968)	(33,018)
Total Stockholders' Equity	383,752	355,024
Less maximum cash obligation related to ESOP shares (Note 8)	48,870	43,308
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	334,882	311,716
Total Liabilities & Stockholders' Equity	$3,042,464	$2,963,360

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2018, 2017 and 2016
(Amounts In Thousands, Except Per Share Amounts)

	2018	2017	2016
Interest income:
Loans, including fees	$110,588	$100,579	$92,833
Investment securities:
Taxable	2,759	1,709	1,471
Nontaxable	3,511	3,231	3,210
Federal funds sold	1,939	433	163
Total interest income	118,797	105,952	97,677
Interest expense:
Deposits	19,531	9,742	7,757
Other borrowings	—	184	158
FHLB borrowings	6,792	8,046	8,172
Total interest expense	26,323	17,972	16,087
Net interest income	92,474	87,980	81,590
Provision for loan losses (Note 3)	8,497	1,688	(1,163)
Net interest income after provision for loan losses	83,977	86,292	82,753
Noninterest income:
Net gain on sale of loans	1,517	1,547	2,043
Trust fees	10,007	8,043	7,033
Service charges and fees	9,614	8,850	8,750
Other noninterest income	2,680	2,378	2,169
	23,818	20,818	19,995
Noninterest expenses:
Salaries and employee benefits	34,981	33,197	30,778
Occupancy	4,374	4,189	3,962
Furniture and equipment	5,741	5,580	5,368
Office supplies and postage	1,778	1,961	1,797
Advertising and business development	2,513	2,764	3,403
Outside services	10,076	8,303	7,584
FDIC insurance assessment	856	845	1,022
Other noninterest expenses	1,804	2,673	2,885
	62,123	59,512	56,799
Income before income taxes	45,672	47,598	45,949
Income taxes (Note 9)	8,905	19,537	14,394
Net income	$36,767	$28,061	$31,555
Earnings per share:
Basic	$3.93	$3.01	$3.40
Diluted	3.92	3.01	3.40

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2018, 2017 and 2016
(Amounts In Thousands)

	2018	2017	2016
Net income	$36,767	$28,061	$31,555
Other comprehensive income (loss)
Securities:
Net change in unrealized (loss) gain on securities available for sale	(1,593)	361	(3,746)
Income taxes	397	(139)	1,433
Other comprehensive (loss) income on securities available for sale	(1,196)	222	(2,313)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	1,223	1,119	242
Income taxes	(305)	(428)	(93)
Other comprehensive income on cash flow hedges	918	691	149
Other comprehensive (loss) income, net of tax	(278)	913	(2,164)
Comprehensive income	$36,489	$28,974	$29,391

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2018, 2017 and 2016
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2015	$43,697	$294,487	$(1,195)	$(27,252)	$(37,562)	$272,175
Issuance of 23,163 shares of common stock	1,078	—	—	—	—	1,078
Issuance of 5,636 shares of common stock under the employee stock purchase plan	254	—	—	—	—	254
Unearned restricted stock compensation	(470)	—	—	—	—	(470)
Forfeiture of 1,264 shares of common stock	(52)	—	—	—	—	(52)
Share-based compensation	29	—	—	—	—	29
Income tax benefit related to share-based compensation	70	—	—	—	—	70
Change related to ESOP shares	—	—	—	—	(3,219)	(3,219)
Net income	—	31,555	—	—	—	31,555
Cash dividends ($0.65 per share)	—	(6,060)	—	—	—	(6,060)
Purchase of 85,362 shares of common stock	—	—	—	(3,926)	—	(3,926)
Other comprehensive loss	—	—	(2,164)	—	—	(2,164)
Balance, December 31, 2016	$44,606	$319,982	$(3,359)	$(31,178)	$(40,781)	$289,270
Issuance of 114,935 shares of common stock	4,851	—	—	595	—	5,446
Issuance of 6,892 shares of common stock under the employee stock purchase plan	325	—	—	—	—	325
Unearned restricted stock compensation	(707)	—	—	—	—	(707)
Forfeiture of 3,934 shares of common stock	(156)	—	—	—	—	(156)
Share-based compensation	11	—	—	—	—	11
Change related to ESOP shares	—	—	—	—	(2,527)	(2,527)
Net income	—	28,061	—	—	—	28,061
Cash dividends ($0.70 per share)	—	(6,485)	—	—	—	(6,485)
Purchase of 46,966 shares of common stock	—	—	—	(2,435)	—	(2,435)
Other comprehensive income	—	—	913	—	—	913
Balance, December 31, 2017	$48,930	$341,558	$(2,446)	$(33,018)	$(43,308)	$311,716
Issuance of 113,373 shares of common stock	3,386	—	—	2,834	—	6,220
Issuance of 8,172 shares of common stock under the employee stock purchase plan	421	—	—	—	—	421
Unearned restricted stock compensation	(463)	—	—	—	—	(463)
Forfeiture of 3,296 shares of common stock	(152)	—	—	—	—	(152)
Change related to ESOP shares	—	—	—	—	(5,562)	(5,562)
Net income	—	36,767	—	—	—	36,767
Cash dividends ($0.75 per share)	—	(7,003)	—	—	—	(7,003)
Reclassification of stranded tax effects due to the Tax Cuts and Jobs Act		526	(526)			—
Purchase of 116,962 shares of common stock	—	—	—	(6,784)	—	(6,784)
Other comprehensive (loss)	—	—	(278)	—	—	(278)
Balance, December 31, 2018	$52,122	$371,848	$(3,250)	$(36,968)	$(48,870)	$334,882
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017 and 2016
(Amounts In Thousands)

	2018	2017	2016
Cash Flows from Operating Activities
Net income	$36,767	$28,061	$31,555
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	3,012	2,856	2,745
Provision for loan losses	8,497	1,688	(1,163)
Share-based compensation	—	11	29
Compensation expensed through issuance of common stock	1,466	1,446	1,078
Excess tax benefits related to share-based compensation	—	—	(70)
Forfeiture of common stock	(152)	(156)	(52)
Provision for deferred income taxes	(1,971)	3,238	424
Net gain on sale of other real estate owned and other repossessed assets	(18)	(60)	(385)
Increase in accrued interest receivable	(1,012)	(1,651)	(449)
Amortization of premium on investment securities, net	480	586	595
(Increase) decrease in other assets	(1,086)	972	104
(Decrease) increase in accrued interest and other liabilities	(1,423)	4,263	(1,279)
Loans originated for sale	(136,746)	(150,264)	(208,952)
Proceeds on sales of loans	141,441	156,455	206,743
Net gain on sales of loans	(1,517)	(1,547)	(2,043)
Net cash and cash equivalents provided by operating activities	47,738	45,898	28,880
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	57,284	65,339	54,323
Purchases of investment securities available for sale	(90,295)	(85,772)	(62,546)
Loans made to customers, net of collections	(168,567)	(181,631)	(147,248)
Proceeds on sale of other real estate owned and other repossessed assets	168	520	182
Purchases of property and equipment	(2,206)	(2,854)	(7,082)
Expense from tax credit real estate, net	883	487	875
Net cash and cash equivalents used in investing activities	(202,733)	(203,911)	(161,496)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2018, 2017 and 2016
(Amounts In Thousands)

	2018	2017	2016
Cash Flows from Financing Activities
Net increase in deposits	132,559	252,253	145,610
Net decrease in short-term borrowings	—	(33,489)	(10,562)
Net (decrease) increase in FHLB borrowings	(80,000)	60,000	10,000
Borrowings from FRB	1	820	1
Payments on FRB borrowings	(1)	(820)	(1)
Issuance of common stock, net of costs	4,713	3,762	—
Stock options exercised	41	238	—
Excess tax benefits related to share-based compensation	—	—	70
Purchase of treasury stock	(6,784)	(2,435)	(3,926)
Proceeds from the issuance of common stock through the employee stock purchase plan	421	325	254
Dividends paid	(7,003)	(6,485)	(6,060)
Net cash and cash equivalents provided by financing activities	43,947	274,169	135,386

(Decrease) increase in cash and cash equivalents	(111,048)	116,156	2,770

Cash and cash equivalents:
Beginning of year	154,353	38,197	35,427
End of year	$43,305	$154,353	$38,197

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$19,009	$9,436	$7,619
Interest paid on other obligations	6,792	8,230	8,330
Income taxes paid	9,924	14,488	14,113
Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$5,562	$2,527	$3,219
Transfers to other real estate owned	150	223	405
Sale and financing of other real estate owned	96	433	720

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Activities and Significant Accounting Policies

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2018 may change in the near-term and the effect could be material to the consolidated financial statements.

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
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of December 31, 2018, the Company did not have any significant contract balances.
In connection with the adoption of ASC 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of ASC 606, the Company did not capitalize any contract acquisition costs.
Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2018 and 2017, cash equivalents consisted primarily of deposits with other banks.

Investment securities:  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2018 or 2017.

Stock of the Federal Home Loan Bank is carried at cost.  The Company has evaluated the stock and determined there is no impairment.

Premiums on debt securities are amortized to the earliest call date and discounts on debt securities are accreted over the period to maturity of those securities. The method of amortization results in a constant effective yield on those securities (the interest method).  Realized gains and losses on investment securities are included in income, determined on the basis of the cost of the specific securities sold.

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
The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2018, none of the Company’s nonaccrual loans were earning interest on a cash basis.

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

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all which are affordable housing projects as of December 31, 2018.  The Bank has a 99% or greater limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

In 2016, the Company adopted ASU 2015-02 and the investments in tax credit real estate are recorded for the years ended December 31, 2018, 2017 and 2016 using the equity method of accounting. The operations of the properties are not expected to contribute significantly to the Company’s income before income taxes.  However, the properties do contribute in the form of income tax credits, which lowers the Company’s effective tax rate.  Once established, the credits on each property last for ten years and are passed through from the limited partnerships to the Bank and reduces the consolidated federal tax liability of the Company.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment:  Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using primarily declining-balance methods over the estimated useful lives of 7-40 years for buildings and improvements and 3-10 years for furniture and equipment.

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2018, the Company had no material unrecognized tax benefits.

Goodwill:  Goodwill represents the excess of cost over the fair value of the net assets acquired, and is not subject to amortization, but requires, at a minimum, annual impairment tests for intangibles that are determined to have an indefinite life.

Other real estate:   Other real estate represents property acquired through foreclosures and settlements of loans.  Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs.  The Bank will obtain updated appraisals to determine the estimated fair value of the property based on the type of collateral securing the loan and the date of the latest appraisal.  Subsequent write downs estimated on the basis of later valuations are charged to net loss on sale of other real estate owned and other repossessed assets.  Net operating expenses incurred in maintaining such properties are charged to other non-interest expense. Net capital expenditures incurred are capitalized to the property. In 2017, the Company revised its reporting to include other real estate with other assets.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents calculations of earnings per share:

	Year Ended December 31,
	2018	2017	2016
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	9,335,154	9,264,227	9,322,054
Weighted average number of net shares issued (redeemed)	31,160	65,776	(34,965)
Weighted average shares outstanding (basic)	9,366,314	9,330,003	9,287,089
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	4,027	4,632	6,445
Weighted average number of shares (diluted)	9,370,341	9,334,635	9,293,534
Net income	$36,767	$28,061	$31,555
Earnings per share:
Basic	$3.93	$3.01	$3.40
Diluted	$3.92	$3.01	$3.40

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

Effect of New Financial Accounting Standards:

In May 2014, The FASB and International Accounting Standards Board (IASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company has evaluated all of its noninterest income streams and contracts to determine potential impact. The adoption of ASU 2014-09 by the Company did not have a material impact on the recognition of revenue though did require additional disclosures on our material noninterest income streams discussed in revenue recognition above.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 created Subtopic 321-10, Investments-Equity Securities which is applicable to all entities except those in industries that account for substantially all investments at fair value through earnings or the change in net assets. Under this new subtopic, equity securities are generally required to be measured at fair value with unrealized holding gains and losses reflected in net income. ASU 2016-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted ASU 2016-01 for the period ending March 31, 2018. There was no material impact on the financial statements, however, it required the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and eliminated the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The revised disclosures are in Note 12 Fair Value Measurements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. The ASU provides guidance requiring lessees to recognize right-of-use (ROU) assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. Under this new ASU, lessees will recognize right-of use assets and lease liabilities for most leases currently accounted for as operating leases under generally accepted accounting principles. For public companies, ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the ASU on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected the 'package of practical expedients', which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The most significant impact upon adoption relates to the recognition of new ROU assets and lease liabilities on our balance sheet for our equipment and real estate operating leases. Upon adoption, we recognized additional operating liabilities of $3.58 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, the Overnight Index Swap (OIS) Rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU 2017-12. For public companies, this would be for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The adoption of ASU 2018-16 by the Company is not expected to have a material impact.

Note 2.	Investment Securities

The carrying values of investment securities at December 31, 2018 and December 31, 2017 are summarized in the following table (Amounts in Thousands):

	December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$83,155	26.07%	$54,318	19.05%
Other securities (FHLB, FHLMC and FNMA)	34,871	10.93%	43,959	15.42%
State and political subdivisions	200,900	63.00%	186,878	65.53%
Total securities available for sale	$318,926	100.00%	$285,155	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2018 or 2017.  The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2018:
U.S. Treasury	$83,839	$124	$(808)	$83,155
Other securities (FHLB, FHLMC and FNMA)	35,371	—	(500)	34,871
State and political subdivisions	202,450	278	(1,828)	200,900
Total	$321,660	$402	$(3,136)	$318,926
December 31, 2017:
U.S. Treasury	$54,696	$—	$(378)	$54,318
Other securities (FHLB, FHLMC and FNMA)	44,470	1	(512)	43,959
State and political subdivisions	187,130	722	(974)	186,878
Total	$286,296	$723	$(1,864)	$285,155

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2018, were as follows (Amounts in Thousands):

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amortized Cost	Fair Value
Due in one year or less	$59,118	$58,971
Due after one year through five years	182,133	180,663
Due after five years through ten years	79,188	78,064
Due over ten years	1,221	1,228
Total	$321,660	$318,926

As of December 31, 2018, investment securities with a carrying value of $9.78 million were pledged to collateralize derivative financial instruments and other borrowings.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2018
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	6	$14,644	$(49)	0.33%	19	$46,443	$(759)	1.63%	25	$61,087	$(808)	1.32%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—%	14	34,871	(500)	1.43%	14	34,871	(500)	1.43%
State and political subdivisions	113	31,022	(162)	0.52%	325	77,921	(1,666)	2.14%	438	108,943	(1,828)	1.68%
Total temporarily impaired securities	119	$45,666	$(211)	0.46%	358	$159,235	$(2,925)	1.84%	477	$204,901	$(3,136)	1.53%

	Less than 12 months				12 months or more				Total
2017
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	22	$54,318	$(378)	0.70%	—	$—	$—	—%	22	$54,318	$(378)	0.70%
Other securities (FHLB, FHLMC and FNMA)	9	21,411	(83)	0.39%	9	22,547	(429)	1.90%	18	43,958	(512)	1.16%
State and political subdivisions	241	58,803	(573)	0.97%	65	14,944	(401)	2.68%	306	73,747	(974)	1.32%
Total temporarily impaired securities	272	$134,532	$(1,034)	0.77%	74	$37,491	$(830)	2.21%	346	$172,023	$(1,864)	1.08%

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans

Classes of loans are as follows:

	December 31,
	2018	2017
	(Amounts In Thousands)
Agricultural	$92,673	$88,580
Commercial and financial	229,501	218,632
Real estate:
Construction, 1 to 4 family residential	72,279	69,738
Construction, land development and commercial	113,807	109,595
Mortgage, farmland	236,454	215,286
Mortgage, 1 to 4 family first liens	912,059	831,591
Mortgage, 1 to 4 family junior liens	152,625	144,200
Mortgage, multi-family	352,434	336,810
Mortgage, commercial	383,314	361,196
Loans to individuals	30,072	26,417
Obligations of state and political subdivisions	52,725	57,626
	2,627,943	2,459,671
Net unamortized fees and costs	952	894
	2,628,895	2,460,565
Less allowance for loan losses	37,810	29,400
	$2,591,085	$2,431,165

Changes in the allowance for loan losses and the allowance for loan loss balance applicable to impaired loans and the related loan balance of impaired loans for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2018
Allowance for loan losses:
Beginning balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Charge-offs	(95)	(585)	—	—	(830)	(251)	(561)	(2,322)
Recoveries	119	1,057	148	30	612	107	162	2,235
Provision	471	517	155	273	4,066	2,609	406	8,497
Ending balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Ending balance, individually evaluated for impairment	$479	$1,189	$4	$—	$72	$306	$64	$2,114
Ending balance, collectively evaluated for impairment	$2,310	$4,637	$3,288	$3,972	$12,444	$7,859	$1,186	$35,696
Loan balances:
Ending balance	$92,673	$229,501	$186,086	$236,454	$1,064,684	$735,748	$82,797	$2,627,943
Ending balance, individually evaluated for impairment	$2,460	$4,162	$1,137	$3,612	$7,012	$9,538	$64	$27,985
Ending balance, collectively evaluated for impairment	$90,213	$225,339	$184,949	$232,842	$1,057,672	$726,210	$82,733	$2,599,958

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2017
Allowance for loan losses:
Beginning balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Charge-offs	(167)	(583)	(114)	(3)	(553)	(130)	(554)	(2,104)
Recoveries	146	1,183	662	—	661	376	258	3,286
Provision	(632)	(294)	(449)	255	883	1,409	516	1,688
Ending balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Ending balance, individually evaluated for impairment	$133	$1,018	$39	$238	$66	$482	$190	$2,166
Ending balance, collectively evaluated for impairment	$2,161	$3,819	$2,950	$3,431	$8,602	$5,218	$1,053	$27,234
Loan balances:
Ending balance	$88,580	$218,632	$179,333	$215,286	$975,791	$698,006	$84,043	$2,459,671
Ending balance, individually evaluated for impairment	$4,916	$2,768	$957	$7,962	$6,654	$8,040	$190	$31,487
Ending balance, collectively evaluated for impairment	$83,664	$215,864	$178,376	$207,324	$969,137	$689,966	$83,853	$2,428,184

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2016
Allowance for loan losses:
Beginning balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Charge-offs	(226)	(315)	(34)	(116)	(1,181)	(66)	(693)	(2,631)
Recoveries	181	1,169	849	—	1,043	385	187	3,814
Provision	(90)	(840)	(205)	191	(357)	(497)	635	(1,163)
Ending balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Ending balance, individually evaluated for impairment	$856	$718	$105	$390	$90	$34	$150	$2,343
Ending balance, collectively evaluated for impairment	$2,091	$3,813	$2,785	$3,027	$7,587	$4,011	$873	$24,187
Loan balances:
Ending balance	$92,871	$192,995	$179,425	$202,340	$892,869	$637,029	$79,619	$2,277,148
Ending balance, individually evaluated for impairment	$11,720	$2,477	$1,136	$8,028	$7,042	$3,111	$150	$33,664
Ending balance, collectively evaluated for impairment	$81,151	$190,518	$178,289	$194,312	$885,827	$633,918	$79,469	$2,243,484

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2018:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2018
Grade:
Excellent	$3,667	$3,322	$—	$209
Good	15,342	51,562	13,029	16,667
Satisfactory	39,897	121,759	42,043	68,123
Monitor	27,510	35,897	15,045	19,888
Special Mention	647	11,418	1,767	7,635
Substandard	5,610	5,543	395	1,285
Total	$92,673	$229,501	$72,279	$113,807

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
2018
Grade:
Excellent	$5,619	$2,715	$520	$22,058
Good	52,364	33,134	4,569	60,047
Satisfactory	126,706	752,473	138,533	187,641
Monitor	41,486	96,187	6,242	60,398
Special Mention	1,055	10,439	1,130	16,065
Substandard	9,224	17,111	1,631	6,225
Total	$236,454	$912,059	$152,625	$352,434

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2018
Grade:
Excellent	$34,096	$—	$8,117	$80,323
Good	86,453	315	15,652	349,134
Satisfactory	177,271	28,797	20,685	1,703,928
Monitor	74,990	647	8,271	386,561
Special Mention	3,228	217	—	53,601
Substandard	7,276	96	—	54,396
Total	$383,314	$30,072	$52,725	$2,627,943

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2017:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2017
Grade:
Excellent	$2,585	$10,264	$—	$2,548
Good	15,755	51,620	4,710	27,296
Satisfactory	40,886	116,375	47,995	35,749
Monitor	17,009	29,392	15,188	39,760
Special Mention	6,898	5,576	1,845	3,358
Substandard	5,447	5,405	—	884
Total	$88,580	$218,632	$69,738	$109,595

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
2017
Grade:
Excellent	$4,751	$2,392	$489	$16,564
Good	54,409	30,094	4,527	75,768
Satisfactory	109,724	689,645	130,451	195,652
Monitor	32,655	76,766	4,881	42,373
Special Mention	5,306	12,072	1,834	—
Substandard	8,441	20,622	2,018	6,453
Total	$215,286	$831,591	$144,200	$336,810

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2017
Grade:
Excellent	$30,355	$1	$8,794	$78,743
Good	98,434	118	30,607	393,338
Satisfactory	179,417	25,445	14,693	1,586,032
Monitor	43,786	500	3,532	305,842
Special Mention	6,303	182	—	43,374
Substandard	2,901	171	—	52,342
Total	$361,196	$26,417	$57,626	$2,459,671

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past due loans as of December 31, 2018 and 2017 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2018
Agricultural	$1,026	$—	$135	$1,161	$91,512	$92,673	$—
Commercial and financial	988	459	225	1,672	227,829	229,501	—
Real estate:
Construction, 1 to 4 family residential	—	—	212	212	72,067	72,279	212
Construction, land development and commercial	233	202	—	435	113,372	113,807	—
Mortgage, farmland	193	388	—	581	235,873	236,454	—
Mortgage, 1 to 4 family first liens	3,972	833	3,234	8,039	904,020	912,059	158
Mortgage, 1 to 4 family junior liens	199	36	—	235	152,390	152,625	—
Mortgage, multi-family	—	—	—	—	352,434	352,434	—
Mortgage, commercial	733	344	—	1,077	382,237	383,314	—
Loans to individuals	195	—	22	217	29,855	30,072	—
Obligations of state and political subdivisions	—	—	—	—	52,725	52,725	—
	$7,539	$2,262	$3,828	$13,629	$2,614,314	$2,627,943	$370

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2017
Agricultural	$324	$—	$269	$593	$87,987	$88,580	$—
Commercial and financial	447	20	93	560	218,072	218,632	—
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	69,738	69,738	—
Construction, land development and commercial	246	—	—	246	109,349	109,595	—
Mortgage, farmland	269	—	—	269	215,017	215,286	—
Mortgage, 1 to 4 family first liens	5,143	1,750	2,939	9,832	821,759	831,591	971
Mortgage, 1 to 4 family junior liens	579	116	—	695	143,505	144,200	—
Mortgage, multi-family	—	—	—	—	336,810	336,810	—
Mortgage, commercial	307	178	16	501	360,695	361,196	—
Loans to individuals	206	55	6	267	26,150	26,417	—
Obligations of state and political subdivisions	—	—	—	—	57,626	57,626	—
	$7,521	$2,119	$3,323	$12,963	$2,446,708	$2,459,671	$971

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more decreased $0.60 million from December 31, 2017 to December 31, 2018.  As of December 31, 2018 and 2017, accruing loans past due 90 days or more were 0.01% and 0.04% of total loans, respectively.  The average balance of the accruing loans past due 90 days or more increased in 2018 as compared to 2017.  The average 90 days or more past due accruing loan balance per loan was $0.19 million as of December 31, 2018 compared to $0.12 million as of December 31, 2017.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain impaired loan information by loan type at December 31, 2018 and 2017 was as follows:

	December 31, 2018			December 31, 2017
	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,338	$—	$120	$1,651	$—	$2,309
Commercial and financial	1,476	—	2,686	825	—	1,943
Real estate:
Construction, 1 to 4 family residential	—	212	—	—	—	—
Construction, land development and commercial	—	—	328	—	—	339
Mortgage, farmland	1,062	—	3,301	1,391	—	1,451
Mortgage, 1 to 4 family first liens	5,799	158	1,143	4,407	971	1,357
Mortgage, 1 to 4 family junior liens	—	—	24	7	—	25
Mortgage, multi-family	145	—	—	218	—	—
Mortgage, commercial	1,009	—	937	597	—	1,046
Loans to individuals	—	—	—	—	—	—
	$10,829	$370	$8,539	$9,096	$971	$8,470

(1)	There were $4.84 million and $3.62 million of TDR loans included within nonaccrual loans as of December 31, 2018 and 2017, respectively.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of information for TDR loans as of December 31, 2018 and 2017:

	December 31, 2018
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	5	$1,316	$91
Commercial and financial	13	3,867	75
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	2	328	—
Mortgage, farmland	8	4,291	—
Mortgage, 1 to 4 family first liens	16	1,710	—
Mortgage, 1 to 4 family junior liens	1	24	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	9	1,839	—
Loans to individuals	—	—	—
	54	$13,375	$166

	December 31, 2017
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	9	$3,628	$321
Commercial and financial	14	2,575	169
Real estate:
Construction, 1 to 4 family residential	—	—	16
Construction, land development and commercial	2	339	—
Mortgage, farmland	7	2,761	—
Mortgage, 1 to 4 family first liens	13	1,442	—
Mortgage, 1 to 4 family junior liens	1	25	24
Mortgage, multi-family	—	—	—
Mortgage, commercial	8	1,324	—
Loans to individuals	—	—	—
	54	$12,094	$530

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of TDR loans that were modified during the year ended December 31, 2018 and 2017 was as follows:

	December 31, 2018
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	1	$163	$163
Commercial and financial	6	2,294	2,294
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	1	218	218
Mortgage, farmland	2	4,944	4,944
Mortgage, 1 to 4 family first liens	6	627	627
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	2	852	852
Loans to individuals	—	—	—
	18	$9,098	$9,098

	December 31, 2017
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	6	$10,890	$10,890
Commercial and financial	5	2,051	2,051
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	1	231	231
Mortgage, farmland	2	598	598
Mortgage, 1 to 4 family first liens	2	311	311
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	1	249	249
Mortgage, commercial	—	—	—
Loans to individuals	—	—	—
	17	$14,330	$14,330

The Bank has commitments to lend additional borrowings to TDR loan customers.  These commitments are in the normal course of business and allow the borrowers to build pre-sold homes and commercial property which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

There were no TDR loans modified during the year that were in payment default (defined as past due 90 days or more) as of December 31, 2018 or 2017.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2018 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2018
With no related allowance recorded:
Agricultural	$1,395	$1,663	$—	$1,071	$23
Commercial and financial	1,650	2,503	—	1,977	58
Real estate:
Construction, 1 to 4 family residential	111	148	—	113	—
Construction, land development and commercial	328	344	—	333	18
Mortgage, farmland	3,612	4,071	—	3,068	89
Mortgage, 1 to 4 family first liens	6,089	7,819	—	6,435	36
Mortgage, 1 to 4 family junior liens	—	254	—	—	—
Mortgage, multi-family	145	213	—	153	—
Mortgage, commercial	1,871	2,486	—	1,940	42
Loans to individuals	—	14	—	—	—
	$15,201	$19,515	$—	$15,090	$266
With an allowance recorded:
Agricultural	$1,065	$1,229	$479	$980	$7
Commercial and financial	2,512	2,512	1,189	2,793	107
Real estate:
Construction, 1 to 4 family residential	698	698	4	622	28
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	899	974	70	888	25
Mortgage, 1 to 4 family junior liens	24	24	2	25	1
Mortgage, multi-family	7,447	7,447	305	7,543	346
Mortgage, commercial	75	75	1	77	4
Loans to individuals	64	64	64	77	9
	$12,784	$13,023	$2,114	$13,005	$527
Total:
Agricultural	$2,460	$2,892	$479	$2,051	$30
Commercial and financial	4,162	5,015	1,189	4,770	165
Real estate:
Construction, 1 to 4 family residential	809	846	4	735	28
Construction, land development and commercial	328	344	—	333	18
Mortgage, farmland	3,612	4,071	—	3,068	89
Mortgage, 1 to 4 family first liens	6,988	8,793	70	7,323	61
Mortgage, 1 to 4 family junior liens	24	278	2	25	1
Mortgage, multi-family	7,592	7,660	305	7,696	346
Mortgage, commercial	1,946	2,561	1	2,017	46
Loans to individuals	64	78	64	77	9
	$27,985	$32,538	$2,114	$28,095	$793

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2017 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2017
With no related allowance recorded:
Agricultural	$1,822	$2,193	$—	$2,044	$19
Commercial and financial	1,725	2,487	—	2,080	51
Real estate:
Construction, 1 to 4 family residential	114	150	—	116	5
Construction, land development and commercial	338	371	—	344	14
Mortgage, farmland	2,523	2,902	—	2,476	56
Mortgage, 1 to 4 family first liens	6,045	7,507	—	6,286	80
Mortgage, 1 to 4 family junior liens	7	482	—	23	—
Mortgage, multi-family	218	355	—	231	—
Mortgage, commercial	1,564	2,274	—	1,706	45
Loans to individuals	—	14	—	—	—
	$14,356	$18,735	$—	$15,306	$270
With an allowance recorded:
Agricultural	$3,094	$3,149	$133	$3,526	$160
Commercial and financial	1,043	1,043	1,018	1,249	60
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	505	505	39	321	14
Mortgage, farmland	5,439	5,439	238	5,596	242
Mortgage, 1 to 4 family first liens	577	593	63	585	20
Mortgage, 1 to 4 family junior liens	25	25	3	26	1
Mortgage, multi-family	6,179	6,179	480	6,247	281
Mortgage, commercial	79	79	2	81	4
Loans to individuals	190	190	190	179	20
	$17,131	$17,202	$2,166	$17,810	$802
Total:
Agricultural	$4,916	$5,342	$133	$5,570	$179
Commercial and financial	2,768	3,530	1,018	3,329	111
Real estate:
Construction, 1 to 4 family residential	114	150	—	116	5
Construction, land development and commercial	843	876	39	665	28
Mortgage, farmland	7,962	8,341	238	8,072	298
Mortgage, 1 to 4 family first liens	6,622	8,100	63	6,871	100
Mortgage, 1 to 4 family junior liens	32	507	3	49	1
Mortgage, multi-family	6,397	6,534	480	6,478	281
Mortgage, commercial	1,643	2,353	2	1,787	49
Loans to individuals	190	204	190	179	20
	$31,487	$35,937	$2,166	$33,116	$1,072

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2016 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2016
With no related allowance recorded:
Agricultural	$800	$971	$—	$923	$—
Commercial and financial	1,540	2,175	—	1,662	18
Real estate:
Construction, 1 to 4 family residential	117	151	—	131	6
Construction, land development and commercial	204	290	—	207	5
Mortgage, farmland	2,594	2,887	—	2,767	67
Mortgage, 1 to 4 family first liens	5,011	6,137	—	5,265	53
Mortgage, 1 to 4 family junior liens	153	646	—	186	—
Mortgage, multi-family	243	362	—	288	—
Mortgage, commercial	1,901	2,727	—	1,996	46
Loans to individuals	—	19	—	—	—
	$12,563	$16,365	$—	$13,425	$195
With an allowance recorded:
Agricultural	$10,920	$10,978	$856	$11,258	$464
Commercial and financial	937	955	718	777	27
Real estate:
Construction, 1 to 4 family residential	815	815	105	537	27
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	5,434	5,434	390	5,591	240
Mortgage, 1 to 4 family first liens	1,266	1,374	79	1,226	43
Mortgage, 1 to 4 family junior liens	612	667	11	637	27
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	967	1,004	34	986	36
Loans to individuals	150	150	150	151	16
	$21,101	$21,377	$2,343	$21,163	$880
Total:
Agricultural	$11,720	$11,949	$856	$12,181	$464
Commercial and financial	2,477	3,130	718	2,439	45
Real estate:
Construction, 1 to 4 family residential	932	966	105	668	33
Construction, land development and commercial	204	290	—	207	5
Mortgage, farmland	8,028	8,321	390	8,358	307
Mortgage, 1 to 4 family first liens	6,277	7,511	79	6,491	96
Mortgage, 1 to 4 family junior liens	765	1,313	11	823	27
Mortgage, multi-family	243	362	—	288	—
Mortgage, commercial	2,868	3,731	34	2,982	82
Loans to individuals	150	169	150	151	16
	$33,664	$37,742	$2,343	$34,588	$1,075

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans decreased by $3.50 million from December 31, 2017 to December 31, 2018.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, TDR loans and specific reserve loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. Impaired loans were 1.06% and 1.28% of loans held for investment as of December 31, 2018 and 2017, respectively. The decrease in impaired loans is due mainly to a decrease of $4.70 million in specific reserve loans and a decrease of accruing loans past due 90 days or more of $0.60 million, offset by an increase in nonaccrual loans of $1.73 million and an increase in TDR loans of $0.69 million from December 31, 2017 to December 31, 2018.

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

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.   Although management believes the levels of the allowance for loan losses as of December 31, 2018 and 2017 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Note 4.	Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2018	2017
	(Amounts In Thousands)
Land	$10,899	$10,880
Buildings and improvements	36,815	36,686
Furniture and equipment	36,090	34,067
	83,804	81,633
Less accumulated depreciation	46,753	43,776
Net	$37,051	$37,857

Note 5.	Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2018	2017
	(Amounts In Thousands)
NOW and other demand	$542,388	$520,647
Savings	925,214	907,121
Time, $100,000 and over	350,725	315,558
Other time	230,645	181,422
	$2,048,972	$1,924,748

Brokered deposits totaled $132.46 million and $284.41 million as of December 31, 2018 and 2017, respectively, with an average interest rate of 2.46% and 1.35% as of December 31, 2018 and 2017, respectively. Brokered deposits decreased as of December 31, 2018 compared to December 31, 2017 due to passage of the Economic Growth, Regulatory Relief, and Consumer Protection Act which allows reciprocal deposits to be treated as core deposits instead of brokered deposits. As of December 31, 2018, $163.41 million of reciprocal deposits are now treated as core deposits under the Act. As of December 31, 2018, brokered deposits of $132.46 million are included in savings deposits and $0.00 million are included in time deposits.  At December 31, 2017, brokered deposits of $274.13 million were included in savings deposits and $10.28 million were included in time deposits. Brokered time deposits in increments greater than $100,000 as of December 31, 2018 and 2017 were $0.00 million and $8.57 million, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time deposits have a maturity as follows:

	December 31,
	2018	2017
	(Amounts In Thousands)
Due in one year or less	$229,091	$167,471
Due after one year through two years	223,254	90,741
Due after two years through three years	44,610	194,530
Due after three years through four years	35,002	40,140
Due over four years	49,413	4,098
	$581,370	$496,980

Note 6.	Federal Home Loan Bank Borrowings

As of December 31, 2018 and 2017, the borrowings were as follows:

	2018	2017
(Effective interest rates as of December 31, 2018)	(Amounts In Thousands)
Due 2018, 3.65%	—	20,000
Due 2019, 1.67%	—	15,000
Due 2020, 3.05%	25,000	25,000
Due 2021, 2.06% to 2.27%	—	30,000
Due 2022, 2.44%	—	15,000
Due 2023, 3.77%	25,000	25,000
Due 2024, 2.38%	15,000	15,000
Due 2025, 2.54% to 3.07%	90,000	90,000
Due 2026, 2.52% to 2.86%	30,000	30,000
Due 2027, 2.76% to 2.95%	30,000	30,000
	$215,000	$295,000

On January 17, 2018 the Company paid $15.00 million in FHLB Borrowings due in 2019 and $15.00 million due in 2021. On February 6, 2018 the Company paid $15.00 million in FHLB Borrowings due in 2021. On February 28, 2018 the Company paid $15.00 million in FHLB Borrowings due in 2022. There were no prepayment fees incurred with these prepayments. The remaining borrowings with the FHLB may have prepayment fees based on the current FHLB borrowing rate.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $12.17 million and $15.01 million at December 31, 2018 and 2017, respectively.  Collateral is provided by the Company’s 1 to 4 family mortgage loans totaling $290.25 million at December 31, 2018 and $398.25 million at December 31, 2017.  The Company also has the ability to borrow against agricultural real estate, commercial real estate and multi-family loans totaling $296.53 million as of December 31, 2018 and $298.85 million as of December 31, 2017 and there was $0 borrowed against this collateral as of December 31, 2018 or 2017.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2018	2017
	(amounts in thousands)
Net unrealized loss on available-for-sale securities	$(2,734)	$(1,141)
Net unrealized loss on derivatives used for cash flow hedges	(1,596)	(2,819)
Tax effect	1,080	1,514
Net-of-tax amount	$(3,250)	$(2,446)

Note 8.	Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of 90% of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in a year is $9,000.  During the year ended December 31, 2018, 8,172 shares of stock were purchased by employees of the Bank through the ESPP.  6,892 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2017.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.05 million, $1.01 million and $0.92 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The 2018, 2017 and 2016 discretionary contribution rate was 4.5% of qualified salaries.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2018 and 2017, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2018	2017
Shares held by the ESOP	801,147	802,003
Fair value per share	$61.00	$54.00
Maximum cash obligation	$48,870,000	$43,308,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company made a 4.50% or $1.05 million contribution to the profit sharing plan contribution for the year ended December 31, 2018. The Company made a 4.50% or $1.01 million contribution to the profit sharing plan for the year ended December 31, 2017. The Company made a 4.50% or $0.92 million contribution to the profit sharing plan for the year ended December 31, 2016. The Company made matching contributions under its 401(k) plan of $0.21 million in 2018, $0.20 million in 2017, and $0.18 million in 2016 and each such amount is included in salaries and employee benefits expense.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$5.90 million and $6.34 million at December 31, 2018 and 2017, respectively.  Expense related to the deferred compensation plan was $0.85 million for 2018, $0.81 million for 2017 and $0.51 million for 2016 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $3.52 million and $2.95 million at December 31, 2018 and 2017, respectively.  Expense related to the directors’ deferred compensation plan was $0.43 million for 2018, $0.37 million for 2017 and $0.22 million for 2016 and is included in other noninterest expense.

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

There were no stock options granted in 2016, 2017 or 2018. The intrinsic value of options exercised was $0.03 million, $0.24 million and $0.00 million for 2018, 2017 and 2016, respectively.

A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2015	19,380	$29.92	4.03	$580
Granted	—
Exercised	—
Balance, December 31, 2016	19,380	$29.92	3.03	580
Granted	—
Exercised	(9,160)
Balance, December 31, 2017	10,220	$33.44	4.45	342
Granted	—
Exercised	(1,200)
Balance, December 31, 2018	9,020	$33.30	3.41	$250

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other pertinent information related to the options outstanding at December 31, 2018 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
33.00	7,220	40 months	7,220
34.50	1,800	46 months	1,800
	9,020		9,020

As of December 31, 2018, the outstanding options have a weighted-average exercise price of $33.30 per share and a weighted average remaining contractual term of 3.41 years.  As of December 31, 2018, the vested options totaled 9,020 shares with a weighted-average exercise price of $33.30 per share.

As of December 31, 2018, 38,125 shares were available for stock options and awards.  The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock. A summary of the restricted stock option activity for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	59,728
Granted	24,899	$58.90
Forfeited	3,296	$46.19
Balance, December 31, 2018	38,125

The Company authorized the issuance of 24,899 shares in 2018, 27,407 shares in 2017, and 23,163 shares in 2016 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2018, 2017 and 2016 was $0.85 million, $0.58 million and $0.56 million, respectively. 15,200, 15,200 and 10,400 shares of the restricted common stock shares awarded in December 31, 2018, 2017 and 2016, are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 9.	Income Taxes

Income taxes for the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

	2018	2017	2016
	(Amounts In Thousands)
Current:
Federal	$7,783	$13,770	$11,650
State	3,093	2,529	2,320
Deferred:
Federal	(1,560)	3,426	435
State	(411)	(188)	(11)
	$8,905	$19,537	$14,394

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$9,434	$7,335
Deferred compensation	2,211	2,202
Unrealized losses on interest rate swaps	398	703
Accrued expenses	668	688
State net operating loss	795	836
Unrealized losses on investment securities	682	285
Gross deferred tax assets	$14,188	$12,049
Valuation allowance	(795)	(836)
Deferred tax asset, net of valuation allowance	$13,393	$11,213
Deferred income tax liabilities:
Property and equipment	1,728	1,652
Goodwill	407	407
Other	389	348
Gross deferred tax liabilities	$2,524	$2,407
Net deferred tax assets	$10,869	$8,806

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2019 and 2037.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2018 and 2017, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized.  The decrease in net operating loss carry-forward in 2018 compared to 2017 reflects expiring carry-forwards.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance (decreased) increased by ($41,000) and $57,000 for the years ended December 31, 2018 and 2017, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, accelerated depreciation that allows for full expensing of qualified property. The Tax Act also established new tax laws that affects 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act.  SAB 118 provided that a measurement period should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.

As a result of the reduction of the federal corporate income tax rate, we revalued our net deferred tax asset, excluding after tax credits, as of December 22, 2017.  Based on this revaluation, we recorded a net tax expense of $4.71 million to reduce the net deferred tax asset balance, which was recorded as additional income tax expense for the year ended December 31, 2017. Our effective tax rate increased by 30.99% to 41.0% primarily as a result of the revaluation of our net deferred tax asset for the year ended December 31, 2017.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net change in the deferred income taxes for the years ended December 31, 2018, 2017 and 2016 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2018	2017	2016
	(Amounts In Thousands)
Consolidated statements of income	$1,971	$(3,238)	$(424)
Consolidated statements of stockholders' equity	92	(567)	1,340
	$2,063	$(3,805)	$916

Income tax expense for the years ended December 31, 2018, 2017 and 2016 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2018		2017		2016
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
Expected tax expense	$9,591	21.0%	$16,659	35.0%	$16,082	35.0%
Tax-exempt interest	(1,122)	(2.5)	(1,771)	(3.7)	(1,715)	(3.7)
Interest expense limitation	87	0.2	103	0.2	96	0.2
State income taxes, net of federal income tax benefit	2,119	4.6	1,522	3.2	1,501	3.2
Income tax credits	(1,292)	(2.8)	(1,426)	(3.0)	(1,426)	(3.1)
Deferred tax asset revaluation	—	—	4,710	9.9	—	—
Other	(478)	(1.0)	(260)	(0.6)	(144)	(0.3)
	$8,905	19.5%	$19,537	41.0%	$14,394	31.3%

Federal income tax expense for the years ended December 31, 2018, 2017 and 2016 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2018, 2017, 2016 and 2015, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2018, 2017, 2016 and 2015, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2018 and December 31, 2017.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2018, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2019.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of capital. Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. Management believes that, as of December 31, 2018 and 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2018, the most recent notifications from the Federal Reserve System categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the Bank's category.

The actual amounts and capital ratios as of December 31, 2018 and 2017, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2018:
Company:
Total risk-based capital	$414,772	17.18%	8.00%	10.00%
Tier 1 risk-based capital	384,502	15.93	6.00	8.00
Tier 1 common equity	384,502	15.93	4.50	6.50
Leverage ratio	384,502	12.68	4.00	5.00
Bank:
Total risk-based capital	416,198	17.25	8.00	10.00
Tier 1 risk-based capital	385,943	16.00	6.00	8.00
Tier 1 common equity	385,943	16.00	4.50	6.50
Leverage ratio	385,943	12.73	4.00	5.00

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		For Capital Adequacy Purposes	To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2017:
Company:
Total risk-based capital	$383,766	16.66%	8.00%	10.00%
Tier 1 risk-based capital	354,970	15.41	6.00	8.00
Tier 1 common equity	354,970	15.41	4.50	6.50
Leverage ratio	354,970	12.34	4.00	5.00
Bank:
Total risk-based capital	384,181	16.69	8.00	10.00
Tier 1 risk-based capital	355,402	15.44	6.00	8.00
Tier 1 common equity	355,402	15.44	4.50	6.50
Leverage ratio	355,402	12.36	4.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8.00%, retained earnings of $192.92 million as of December 31, 2018 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $14.68 million and $139.12 million as of December 31, 2018 and 2017, respectively.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(Amounts In Thousands)
Balance, beginning	$42,496	$30,532
Net increase (decrease) due to change in related parties	188	(59)
Advances	28,194	28,305
Collections	(19,662)	(16,282)
Balance, ending	$51,216	$42,496

Deposits from these related parties totaled $7.13 million and $9.24 million as of December 31, 2018 and 2017, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2018 are as follows:

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$43,305	$43,305	$43,305	$—	$—
Investment securities	331,098	331,098	83,155	247,943	—
Loans held for sale	1,984	1,984	—	1,984	—
Loans
Agricultural	89,884	93,736	—	—	93,736
Commercial and financial	223,675	227,774	—	—	227,774
Real estate:
Construction, 1 to 4 family residential	70,982	72,419	—	—	72,419
Construction, land development and commercial	111,812	112,960	—	—	112,960
Mortgage, farmland	232,482	235,771	—	—	235,771
Mortgage, 1 to 4 family first liens	902,261	882,908	—	—	882,908
Mortgage, 1 to 4 family junior liens	150,859	148,128	—	—	148,128
Mortgage, multi-family	348,351	342,099	—	—	342,099
Mortgage, commercial	379,232	376,257	—	—	376,257
Loans to individuals	29,349	29,962	—	—	29,962
Obligations of state and political subdivisions	52,198	51,945	—	—	51,945
Accrued interest receivable	11,784	11,784	—	11,784	—
Total financial instrument assets	$2,979,256	$2,962,130	$126,460	$261,711	$2,573,959
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$372,152	$372,152	$—	$372,152	$—
Interest-bearing deposits	2,048,972	2,059,336	—	2,059,336	—
Federal Home Loan Bank borrowings	215,000	207,948	—	207,948	—
Interest rate swaps	1,596	1,596	—	1,596	—
Accrued interest payable	1,812	1,812	—	1,812	—
Total financial instrument liabilities	$2,639,532	$2,642,844	$—	$2,642,844	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$375,940	$—	$—	$—	$—
Letters of credit	9,033	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$384,973	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2017 are as follows:

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$154,353	$154,353	$154,353	$—	$—
Investment securities	300,160	300,160	54,318	245,842	—
Loans held for sale	5,162	5,162	—	5,162	—
Loans
Agricultural	86,286	86,229	—	—	86,229
Commercial and financial	213,795	212,244	—	—	212,244
Real estate:
Construction, 1 to 4 family residential	68,545	69,036	—	—	69,036
Construction, land development and commercial	107,799	108,651	—	—	108,651
Mortgage, farmland	211,617	211,947	—	—	211,947
Mortgage, 1 to 4 family first liens	824,222	818,083	—	—	818,083
Mortgage, 1 to 4 family junior liens	142,901	142,180	—	—	142,180
Mortgage, multi-family	334,019	329,344	—	—	329,344
Mortgage, commercial	358,287	353,796	—	—	353,796
Loans to individuals	25,635	25,610	—	—	25,610
Obligations of state and political subdivisions	57,165	55,066	—	—	55,066
Accrued interest receivable	10,772	10,772	—	10,772	—
Total financial instrument assets	$2,900,718	$2,882,633	$208,671	$261,776	$2,412,186
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$363,817	$363,817	$—	$363,817	$—
Interest-bearing deposits	1,924,748	1,934,442	—	1,934,442	—
Federal Home Loan Bank Borrowings	295,000	284,442	—	284,442	—
Interest rate swaps	2,819	2,819	—	2,819	—
Accrued interest payable	1,290	1,290	—	1,290	—
Total financial instrument liabilities	$2,587,674	$2,586,810	$—	$2,586,810	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$380,877	$—	$—	$—	$—
Letters of credit	9,113	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$389,990	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

ASSETS

Investment securities available for sale:  Investment securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If a quoted price is not available, the fair value is obtained from benchmarking the security against similar securities.  U.S. Treasury securities are considered Level 1 with the remaining securities considered Level 2.

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2018.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

Loans held for sale and Loans:  ASU 2016-1, Financial Instruments -Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This update was effective for financial statement periods beginning after December 15, 2017. Therefore, the fair value presented herein may not be comparable to prior periods. Methodologies utilized for this financial statement period are as follows:
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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the year ended December 31, 2017, fair value was measured using the following methodologies for loans and loans held for sale:
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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIABILITIES

Interest Rate Swap Agreements: The fair value is estimated using forward-looking interest rate curves and is calculated using discounted cash flows that are observable or that can be corroborated by observable market data (Level 2).

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$83,155	$—	$—	$83,155
State and political subdivisions	—	200,900	—	200,900
Other securities (FHLB, FHLMC and FNMA)	—	34,871	—	34,871
Derivative Financial Instruments
Interest rate swaps	—	(1,596)	—	(1,596)
Total	$83,155	$234,175	$—	$317,330

	December 31, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$54,318	$—	$—	$54,318
State and political subdivisions	—	186,878	—	186,878
Other securities (FHLB, FHLMC and FNMA)	—	43,959	—	43,959
Derivative Financial Instruments
Interest rate swaps	—	(2,819)	—	(2,819)
Total	$54,318	$228,018	$—	$282,336

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2018 and 2017.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2018 and 2017, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2018				Year Ended December 31, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,160	$1,160	$63
Commercial and financial	—	—	2,882	2,882	122
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	703	703	—
Mortgage, farmland	—	—	3,848	3,848	—
Mortgage, 1 to 4 family first liens	—	—	6,729	6,729	520
Mortgage, 1 to 4 family junior liens	—	—	22	22	60
Mortgage, multi-family	—	—	7,286	7,286	—
Mortgage, commercial	—	—	1,458	1,458	349
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$24,088	$24,088	$1,114

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017				Year Ended December 31, 2017
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$4,704	$4,704	$127
Commercial and financial	—	—	1,555	1,555	159
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	729	729	—
Mortgage, farmland	—	—	7,190	7,190	—
Mortgage, 1 to 4 family first liens	—	—	5,548	5,548	404
Mortgage, 1 to 4 family junior liens	—	—	25	25	88
Mortgage, multi-family	—	—	6,397	6,397	—
Mortgage, commercial	—	—	1,063	1,063	111
Loans to individuals	—	—	—	—	20
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$27,211	$27,211	$909

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2018 and 2017
(Amounts In Thousands)

ASSETS	2018	2017
Cash and cash equivalents at subsidiary bank	$3,742	$4,015
Investment in subsidiary bank	385,193	355,456
Other assets	1,231	1,393
Total assets	$390,166	$360,864
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$6,414	$5,840
Redeemable common stock held by ESOP	48,870	43,308
Stockholders' equity:
Capital stock	52,122	48,930
Retained earnings	371,848	341,558
Accumulated other comprehensive loss	(3,250)	(2,446)
Treasury stock at cost	(36,968)	(33,018)
	383,752	355,024
Less maximum cash obligation related to ESOP shares	48,870	43,308
Total stockholders' equity	334,882	311,716
Total liabilities and stockholders' equity	$390,166	$360,864

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2018, 2017 and 2016
(Amounts In Thousands)

	2018	2017	2016
Dividends received from subsidiary	$11,502	$7,485	$8,560
Other expenses	(786)	(741)	(570)
Income before income tax benefit and equity in undistributed income of subsidiary	10,716	6,744	7,990
Income tax benefit	273	73	292
	10,989	6,817	8,282
Equity in undistributed income of subsidiary	25,778	21,244	23,273
Net income	$36,767	$28,061	$31,555

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017 and 2016
(Amounts In Thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$36,767	$28,061	$31,555
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(25,778)	(21,244)	(23,273)
Share-based compensation	—	11	29
Compensation expensed through issuance of common stock	1,466	1,446	1,078
Excess tax benefits related to share-based compensation	—	—	(70)
Forfeiture of common stock	(152)	(156)	(52)
Decrease (increase) in other assets	162	237	(8)
Increase in other liabilities	574	3,212	103
Net cash and cash equivalents provided by operating activities	13,039	11,567	9,362
Cash flows from financing activities:
Issuance of common stock, net of costs	4,713	3,762	—
Stock options exercised	41	238	—
Excess tax benefits related to share-based compensation	—	—	70
Purchase of treasury stock	(6,784)	(2,435)	(3,926)
Proceeds from the issuance of common stock through the employee stock purchase plan	421	325	254
Capital contribution to subsidiary	(4,700)	(3,500)	—
Dividends paid	(7,003)	(6,485)	(6,060)
Net cash and cash equivalents used by financing activities	(13,312)	(8,095)	(9,662)
(Decrease) increase in cash and cash equivalents	(273)	3,472	(300)
Cash and cash equivalents:
Beginning of year	4,015	543	843
Ending of year	$3,742	$4,015	$543

Note 14.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $97.42 million.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2018 and 2017 is as follows:

	2018	2017
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$59,330	$55,171
Credit cards	52,802	49,235
Commercial, real estate and home construction	89,171	117,021
Commercial lines and real estate purchase loans	174,637	159,450
Outstanding letters of credit	9,033	9,113
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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2018 and 2017, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2018 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2019	$464
2020	467
2021	371
2022	315
2023	308
Thereafter	80
$2,005

Rent expense was $0.36 million, $0.37 million and $0.36 million for the years ended December 31, 2018, 2017 and 2016, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2018
Interest income	$28,031	$29,064	$30,411	$31,291	$118,797
Interest expense	5,738	6,241	6,891	7,453	26,323
Net interest income	$22,293	$22,823	$23,520	$23,838	$92,474
Provision for loan losses	(765)	711	1,593	6,958	8,497
Other income	5,628	6,234	6,668	5,288	23,818
Other expense	15,256	15,680	15,955	15,232	62,123
Income before income taxes	$13,430	$12,666	$12,640	$6,936	$45,672
Income taxes	2,572	2,603	2,590	1,140	8,905
Net income	$10,858	$10,063	$10,050	$5,796	$36,767
Basic earnings per share	$1.16	$1.07	$1.07	$0.63	$3.93
Diluted earnings per share	1.16	1.07	1.07	0.62	3.92
2017
Interest income	$25,180	$26,133	$26,872	$27,767	$105,952
Interest expense	3,983	4,182	4,652	5,155	17,972
Net interest income	$21,197	$21,951	$22,220	$22,612	$87,980
Provision for loan losses	(814)	2,511	130	(139)	1,688
Other income	5,241	5,001	5,005	5,571	20,818
Other expense	14,411	15,201	14,821	15,079	59,512
Income before income taxes	$12,841	$9,240	$12,274	$13,243	47,598
Income taxes	3,967	2,783	3,722	9,065	19,537
Net income	$8,874	$6,457	$8,552	$4,178	$28,061
Basic earnings per share	$0.95	$0.69	$0.92	$0.45	$3.01
Diluted earnings per share	0.95	0.69	0.92	0.45	3.01

Note 16.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $1.60 million of collateral as of December 31, 2018.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of December 31, 2018 and 2017:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
December 31, 2018
Interest rate swap	$25,000	$(120)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,476)	Other Liabilities	11/7/2023

December 31, 2017
Interest rate swap	$25,000	$(582)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,237)	Other Liabilities	11/7/2023

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the years ended December 31, 2018 and 2017:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
December 31, 2018
Interest rate swap	$347	Interest Expense	$—	Other Income	$—
Interest rate swap	571	Interest Expense	—	Other Income	—

December 31, 2017
Interest rate swap	$318	Interest Expense	$—	Other Income	$—
Interest rate swap	373	Interest Expense	—	Other Income	—

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Subsequent Events

In February 2019, the Company entered into a Letter of Intent to invest in a limited partnership, as limited partner, which will own and operate an affordable housing property in Iowa City, Iowa. The Company will provide construction financing for the project beginning in April 2019 and will contribute capital of $4.18 million upon construction completion which is anticipated to be in 2020.

Subsequent events have been evaluated through March 5, 2019.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2018.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2018.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” "Information Concerning Directors other than Nominees," "Corporate Governance and Board of Directors," and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 15, 2019 for the Annual Meeting of Stockholders on April 15, 2019.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Shari DeMaris
Treasurer
Hills Bancorporation
131 Main Street
PO Box 160
Hills, Iowa  52235

Executive Officers of the Registrant
The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	66	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Shari J. DeMaris	49	Ms. DeMaris has held the position of Secretary, Treasurer and Principal Financial Officer since 2012.

Bank
Timothy D. Finer	57	Mr. Finer has held the position of Senior Vice President, Director of Real Estate Lending since 2005.

Steven R. Ropp	58	Mr. Ropp has held the position of Senior Vice President, Director of Commercial Banking since 2008.

Bradford C. Zuber	62	Mr. Zuber has held the position of Senior Vice President, Director of Trust Services since 1987.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors,” "Schedule of Director Fees," "Director Compensation Table," and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 15, 2019 for the Annual Meeting of Stockholders on April 15, 2019. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Principal Stockholders and Management” in the Company’s Definitive Proxy Statement dated March 15, 2019 for the Annual Meeting of Stockholders on April 15, 2019.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2018, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,020	$33.30	38,125
Equity compensation plans not approved by security holders	—	—	—
Total	9,020	$33.30	38,125

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 15, 2019 for the Annual Meeting of Stockholders on April 15, 2019. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 15, 2019 for the Annual Meeting of Shareholders on April 15, 2019, under the heading “Audit Committee,” which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Page 51-53

		Consolidated balance sheets as of December 31, 2018 and 2017	Page 54

		Consolidated statements of income for the years ended December 31, 2018, 2017, and 2016	Page 55

		Consolidated statements of comprehensive income for the years ended December 31, 2018, 2017 and 2016	Page 56

		Consolidated statements of stockholders' equity for the years ended December 31, 2018, 2017 and 2016	Page 57

		Consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016	Page 58

		Notes to consolidated financial statements	Page 60

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation filed as Exhibit 3.1 in Form 10-K for the year ended December 31, 2014 is incorporated by reference.

	3.2	Amended and Restated ByLaws filed as Exhibit 3.2 in Form 10-K for the year ended December 31, 2014 is incorporated by reference.

	10.1	1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.2	2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

	10.3	Form of Stock Option Grant Agreement under the 2010 Stock Option and Incentive Plan is attached on Page 111.

10.4	Form of Restricted Stock 5 Year Agreement under the 2010 Stock Option and Incentive Plan is attached on Page 117.

10.5	Form of Restricted Stock 8 Year Agreement under the 2010 Stock Option and Incentive Plan is attached on Page 124.

11	Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant is attached on Page 131.

23.1	Consent of Independent Registered Public Accounting Firm is attached on Page 132. BKD LLP

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 133-134.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 135.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DED	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date:	March 5, 2019	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	March 5, 2019	By: /s/Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date:	March 5, 2019	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 5, 2019	By: /s/Thomas J. Gill
Thomas J. Gill, Director

Date:	March 5, 2019	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 5, 2019	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 5, 2019	By: /s/James A. Nowak
James A. Nowak, Director

Date:	March 5, 2019	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date:	March 5, 2019	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 5, 2019	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 5, 2019	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date:	March 5, 2019	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2018

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2018 Form 10-K

10.3	Form of Stock Option Grant Agreement under the 2010 Stock Option and Incentive Plan	111

10.4	Form of Restricted Stock 5 Year Agreement under the 2010 Stock Option and Incentive Plan	117

10.5	Form of Restricted Stock 8 Year Agreement under the 2010 Stock Option and Incentive Plan	124

11	Statement Re Computation of Basic and Diluted Earnings Per Share
	(Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant	131

23.1	Consent of Independent Registered Public Accounting Firm, BKD LLP	132

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	133

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	134

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	135