Form 10-Q
period 2019-03-31
HILLS BANCORPORATION
filed 2019-05-06
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Index

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

SHARES OUTSTANDING
CLASS	April 30, 2019

Common Stock, no par value	9,351,299

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$200,476	$43,305
Investment securities available for sale at fair value (amortized cost March 31, 2019 $323,358 December 31, 2018 $321,660)	323,917	318,926
Stock of Federal Home Loan Bank	12,266	12,172
Loans held for sale	5,267	1,984
Loans, net of allowance for loan losses (March 31, 2019 $36,520; December 31, 2018 $37,810)	2,607,488	2,591,085
Property and equipment, net	36,631	37,051
Tax credit real estate investment	8,931	9,193
Accrued interest receivable	13,970	11,784
Deferred income taxes, net	9,669	10,869
Goodwill	2,500	2,500
Other assets	6,750	3,595
Total Assets	$3,227,865	$3,042,464

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$363,142	$372,152
Interest-bearing deposits	2,233,750	2,048,972
Total deposits	$2,596,892	$2,421,124
Federal Home Loan Bank borrowings	215,000	215,000
Accrued interest payable	2,051	1,812
Other liabilities	23,291	20,776
Total Liabilities	$2,837,234	$2,658,712

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$49,851	$48,870

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued March 31, 2019 10,326,417 shares; December 31, 2018 10,325,191 shares	$—	$—
Paid in capital	55,295	52,122
Retained earnings	375,394	371,848
Accumulated other comprehensive loss	(1,001)	(3,250)
Treasury stock at cost (March 31, 2019 974,357 shares; December 31, 2018 988,750 shares)	(39,057)	(36,968)
Total Stockholders' Equity	$390,631	$383,752
Less maximum cash obligation related to ESOP shares	49,851	48,870
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$340,780	$334,882
Total Liabilities & Stockholders' Equity	$3,227,865	$3,042,464

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans, including fees	$29,573	$26,028
Investment securities:
Taxable	758	563
Nontaxable	1,025	889
Federal funds sold	491	551
Total interest income	$31,847	$28,031
Interest expense:
Deposits	$6,499	$3,864
FHLB borrowings	1,575	1,874
Total interest expense	$8,074	$5,738
Net interest income	$23,773	$22,293
Provision for loan losses	(1,246)	(765)
Net interest income after provision for loan losses	$25,019	$23,058
Noninterest income:
Net gain on sale of loans	$286	$331
Trust fees	2,252	2,641
Service charges and fees	2,275	2,228
Other noninterest income	437	428
	$5,250	$5,628

Noninterest expenses:
Salaries and employee benefits	$8,722	$8,284
Occupancy	1,186	1,101
Furniture and equipment	1,673	1,474
Office supplies and postage	459	434
Advertising and business development	638	630
Outside services	2,572	2,578
FDIC insurance assessment	209	218
Other noninterest expense	590	537
	$16,049	$15,256
Income before income taxes	$14,220	$13,430
Income taxes	3,017	2,572
Net income	$11,203	$10,858

Earnings per share:
Basic	$1.20	$1.16
Diluted	$1.20	$1.16

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$11,203	$10,858

Other comprehensive income (loss)
Securities:
Net change in unrealized income (loss) on securities available for sale	$3,293	$(2,257)
Reclassification adjustment for net gains realized in net income	—	—
Income taxes	(821)	563
Other comprehensive income (loss) on securities available for sale	$2,472	$(1,694)
Derivatives used in cash flow hedging relationships:
Net change in unrealized (loss) income on derivatives	$(298)	$1,054
Income taxes	75	(263)
Other comprehensive (loss) income on cash flow hedges	$(223)	$791

Other comprehensive income (loss), net of tax	$2,249	$(903)

Comprehensive income	$13,452	$9,955

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2017	$48,930	$341,558	$(2,446)	$(33,018)	$(43,308)	$311,716
Issuance of 88,943 shares of common stock	2,580	—	—	2,224	—	4,804
Issuance of 1,957 shares of common stock under the employee stock purchase plan	100	—	—	—	—	100
Unearned restricted stock compensation	118	—	—	—	—	118
Forfeiture of 208 shares of common stock	(8)					(8)
Change related to ESOP shares	—	—	—	—	(2,471)	(2,471)
Net income	—	10,858	—	—	—	10,858
Cash dividends ($0.75 per share)	—	(7,002)	—	—	—	(7,002)
Reclassification of stranded tax effects due to the Tax Cuts and Jobs Act		526	(526)			—
Purchase of 47,432 shares of common stock	—	—	—	(2,694)	—	(2,694)
Other comprehensive loss	—	—	(903)	—	—	(903)
Balance, March 31, 2018	$51,720	$345,940	$(3,875)	$(33,488)	$(45,779)	$314,518

Balance, December 31, 2018	$52,122	$371,848	$(3,250)	$(36,968)	$(48,870)	$334,882
Issuance of 84,164 shares of common stock	2,932	—	—	2,202	—	5,134
Issuance of 1,929 shares of common stock under the employee stock purchase plan	105	—	—	—	—	105
Unearned restricted stock compensation	170	—	—	—	—	170
Forfeiture of 703 shares of common stock	(34)	—	—	—	—	(34)
Change related to ESOP shares	—	—	—	—	(981)	(981)
Net income	—	11,203	—	—	—	11,203
Cash dividends ($0.82 per share)	—	(7,657)	—	—	—	(7,657)
Purchase of 69,771 shares of common stock	—	—	—	(4,291)	—	(4,291)
Other comprehensive income	—	—	2,249	—	—	2,249
Balance, March 31, 2019	$55,295	$375,394	$(1,001)	$(39,057)	$(49,851)	$340,780

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$11,203	$10,858
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	847	821
Provision for loan losses	(1,246)	(765)
Forfeiture of common stock	(34)	(8)
Compensation expensed through issuance of common stock	108	91
Provision for deferred income taxes	454	303
Net gain on sale of other real estate owned and other repossessed assets	(11)	(2)
Increase in accrued interest receivable	(2,186)	(593)
Amortization of premium on investment securities, net	100	134
Decrease (increase) in other assets	426	(86)
Decrease in accrued interest payable and other liabilities	(955)	(1,465)
Loans originated for sale	(29,847)	(31,571)
Proceeds on sales of loans	26,850	31,480
Net gain on sales of loans	(286)	(331)
Net cash and cash equivalents provided by operating activities	$5,423	$8,866

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$10,251	$10,711
Purchases of investment securities available for sale	(12,143)	(25,856)
Loans made to customers, net of collections	(15,208)	7,953
Proceeds on sale of other real estate owned and other repossessed assets	62	2
Purchases of property and equipment	(427)	(651)
Income from tax credit real estate, net	262	390
Net cash and cash equivalents used in investing activities	$(17,203)	$(7,451)

Cash Flows from Financing Activities
Net increase in deposits	$175,768	$153,212
Net decrease in FHLB borrowings	—	(60,000)
Issuance of common stock, net of costs	5,026	4,713
Purchase of treasury stock	(4,291)	(2,694)
Proceeds from the issuance of common stock through the employee stock purchase plan	105	100
Dividends paid	(7,657)	(7,002)
Net cash and cash equivalents provided by financing activities	$168,951	$88,329

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2019	2018
Increase in cash and cash equivalents	$157,171	$89,744
Cash and cash equivalents:
Beginning of period	43,305	154,353
End of period	$200,476	$244,097

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$6,260	$3,844
Interest paid on other obligations	1,575	1,874
Income taxes paid	—	—

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$981	$2,471
Transfers to other real estate owned	51	62
Right-of-use assets obtained in exchange for operating lease obligations	3,581	—

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

Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2018 filed with the Securities Exchange Commission on March 5, 2019.  The consolidated balance sheet as of December 31, 2018, has been derived from the audited consolidated financial statements for that period.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of March 31, 2019, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of March 31, 2019.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. The ASU provides guidance requiring lessees to recognize right-of-use (ROU) assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. Under this new ASU, lessees will recognize right-of use assets and lease liabilities for most leases currently accounted for as operating leases under generally accepted accounting principles. For public companies, ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the ASU on January 1, 2019 and used the alternative transition approach which permits the effects of adoption to be applied at the effective date. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected the 'package of practical expedients', which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the short-term lease exemption and combining the lease and nonlease components practical expedients. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The most significant impact upon adoption relates to the recognition of new ROU assets and lease liabilities on our balance sheet for our equipment and real estate operating leases. Upon adoption, we recognized additional operating liabilities of $3.58 million, with corresponding ROU assets of the same amount based on the present value of the remaining rental payments, including options to extend that are expected to be exercised, under current leasing standards for existing operating leases. There was no cumulative effect of adopting the standard.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, early adoption is permitted for the fiscal year beginning after December 15, 2018. The Company has implemented a software solution provided by a third party vendor to assist in the analysis of historical loan data to determine the CECL model that will be implemented. The Company anticipates running parallel calculations of the "incurred loss" and CECL models for the quarter ending June 30, 2019. We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is adopted. The amount of the one-time cumulative-effect adjustment has not yet been determined.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This ASU requires companies to change the recognition and presentation of the effects of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and requiring companies to present all of the elements of hedge accounting that affect earnings in the same income statement line as the hedged item. Furthermore, the standard eases the requirements for effectiveness testing, hedge documentation and applying the critical terms match method and introduces new alternatives that will permit companies to reduce the risk of material error corrections if they misapply the shortcut method. For public companies, ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU No. 2017-12 for the period ending March 31, 2019. There was no material impact on the financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-02 for the period ending March 31, 2018 and elected the specific identification method accounting policy. There was a $0.53 million reclassification recorded in stockholders' equity for the period ending March 31, 2018.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU No. 2018-07 for the period ending March 31, 2019. There was no material impact on the financial statements.

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

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, the Overnight Index Swap (OIS) Rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU 2017-12. For public companies, this would be for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU No. 2018-16 for the period ending March 31, 2019 concurrently with ASU 2017-12. There was no material impact on the financial statements.

Note 2.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2019	2018
Common shares outstanding at the beginning of the period	9,336,441	9,335,154
Weighted average number of net shares issued	30,816	48,969
Weighted average shares outstanding (basic)	9,367,257	9,384,123
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	4,008	3,890
Weighted average number of shares (diluted)	9,371,265	9,388,013
Net income (In thousands)	$11,203	$10,858
Earnings per share:
Basic	$1.20	$1.16
Diluted	$1.20	$1.16

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(amounts in thousands)
Net unrealized income (loss) on available-for-sale securities	$559	$(2,734)
Net unrealized loss on derivatives used for cash flow hedges	(1,894)	(1,596)
Tax effect	$334	$1,080
Net-of-tax amount	$(1,001)	$(3,250)

Note 4.	Securities

The carrying values of investment securities at March 31, 2019 and December 31, 2018 are summarized in the following table (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$91,573	28.27%	$83,155	26.07%
Other securities (FHLB, FHLMC and FNMA)	27,531	8.50	34,871	10.93
State and political subdivisions	204,813	63.23	200,900	63.00
Total securities available for sale	$323,917	100.00%	$318,926	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2019 or December 31, 2018. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of March 31, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2019:
U.S. Treasury	$91,181	$726	$(334)	$91,573
Other securities (FHLB, FHLMC and FNMA)	27,846	—	(315)	27,531
State and political subdivisions	204,331	1,189	(707)	204,813
Total	$323,358	$1,915	$(1,356)	$323,917
December 31, 2018:
U.S. Treasury	$83,839	$124	$(808)	$83,155
Other securities (FHLB, FHLMC and FNMA)	35,371	—	(500)	34,871
State and political subdivisions	202,450	278	(1,828)	200,900
Total	$321,660	$402	$(3,136)	$318,926

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2019, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$57,358	$57,169
Due after one year through five years	186,161	186,388
Due after five years through ten years	79,278	79,787
Due over ten years	561	573
Total	$323,358	$323,917

As of March 31, 2019 investment securities with a carrying value of $11.72 million were pledged to collateralize derivative financial instruments and other borrowings.

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2019 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	19	$46,923	$(334)	0.71%	19	$46,923	$(334)	0.71%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	11	27,531	(315)	1.14	11	27,531	(315)	1.14

State and political subdivisions	59	30,332	(148)	0.49	262	62,104	(559)	0.90	321	92,436	(707)	0.76

Total temporarily impaired securities	59	$30,332	$(148)	0.49%	292	$136,558	$(1,208)	0.88%	351	$166,890	$(1,356)	0.81%

	Less than 12 months				12 months or more				Total
December 31, 2018 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	6	$14,644	$(49)	0.33%	19	$46,443	$(759)	1.63%	25	$61,087	$(808)	1.32%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	14	34,871	(500)	1.43	14	34,871	(500)	1.43

State and political subdivisions	113	31,022	(162)	0.52	325	77,921	(1,666)	2.14	438	108,943	(1,828)	1.68

Total temporarily impaired securities	119	$45,666	$(211)	0.46%	358	$159,235	$(2,925)	1.84%	477	$204,901	$(3,136)	1.53%

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

Note 5.	Loans

Classes of loans are as follows:

	March 31, 2019	December 31, 2018
	(Amounts In Thousands)
Agricultural	$93,573	$92,673
Commercial and financial	227,403	229,501
Real estate:
Construction, 1 to 4 family residential	73,868	72,279
Construction, land development and commercial	105,466	113,807
Mortgage, farmland	238,109	236,454
Mortgage, 1 to 4 family first liens	916,408	912,059
Mortgage, 1 to 4 family junior liens	152,183	152,625
Mortgage, multi-family	351,090	352,434
Mortgage, commercial	402,073	383,314
Loans to individuals	29,739	30,072
Obligations of state and political subdivisions	53,153	52,725
	$2,643,065	$2,627,943
Net unamortized fees and costs	943	952
	$2,644,008	$2,628,895
Less allowance for loan losses	36,520	37,810
	$2,607,488	$2,591,085

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three months ended March 31, 2019 were as follows:

	Three Months Ended March 31, 2019
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Charge-offs	—	(180)	(8)	—	(177)	(4)	(108)	(477)
Recoveries	10	184	2	5	110	85	37	433
Provision	(258)	174	(358)	(106)	(819)	(23)	144	(1,246)

Ending balance	$2,541	$6,004	$2,928	$3,871	$11,630	$8,223	$1,323	$36,520

Ending balance, individually evaluated for impairment	$258	$1,375	$—	$—	$74	$483	$59	$2,249

Ending balance, collectively evaluated for impairment	$2,283	$4,629	$2,928	$3,871	$11,556	$7,740	$1,264	$34,271

Loans:

Ending balance	$93,573	$227,403	$179,334	$238,109	$1,068,591	$753,163	$82,892	$2,643,065

Ending balance, individually evaluated for impairment	$2,740	$4,039	$832	$4,189	$6,879	$4,333	$59	$23,071

Ending balance, collectively evaluated for impairment	$90,833	$223,364	$178,502	$233,920	$1,061,712	$748,830	$82,833	$2,619,994

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three months ended March 31, 2018 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of March 31, 2019 and December 31, 2018, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
March 31, 2019
Grade:
Excellent	$4,091	$2,718	$—	$203
Good	15,703	47,718	12,376	17,416
Satisfactory	39,421	123,709	44,934	57,452
Monitor	27,703	38,547	14,185	21,312
Special Mention	836	8,566	1,978	7,576
Substandard	5,819	6,145	395	1,507
Total	$93,573	$227,403	$73,868	$105,466

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
March 31, 2019
Grade:
Excellent	$5,469	$2,307	$526	$22,051
Good	50,050	31,571	4,071	59,203
Satisfactory	126,988	756,430	138,533	189,192
Monitor	45,440	97,980	6,241	58,506
Special Mention	1,117	9,414	1,141	15,947
Substandard	9,045	18,706	1,671	6,191
Total	$238,109	$916,408	$152,183	$351,090

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
March 31, 2019
Grade:
Excellent	$35,391	$—	$7,985	$80,741
Good	86,117	193	15,414	339,832
Satisfactory	195,035	28,663	21,563	1,721,920
Monitor	74,094	588	8,191	392,787
Special Mention	2,901	229	—	49,705
Substandard	8,535	66	—	58,080
Total	$402,073	$29,739	$53,153	$2,643,065

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
December 31, 2018
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
December 31, 2018
Grade:
Excellent	$5,619	$2,715	$520	$22,058
Good	52,364	33,134	4,569	60,047
Satisfactory	126,706	752,473	138,533	187,641
Monitor	41,486	96,187	6,242	60,398
Special Mention	1,055	10,439	1,130	16,065
Substandard	9,224	17,111	1,631	6,225
Total	$236,454	$912,059	$152,625	$352,434

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
December 31, 2018
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of March 31, 2019 and December 31, 2018 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2019
Agricultural	$2,057	$445	$1,616	$4,118	$89,455	$93,573	$583
Commercial and financial	1,158	371	242	1,771	225,632	227,403	—
Real estate:
Construction, 1 to 4 family residential	692	—	—	692	73,176	73,868	—
Construction, land development and commercial	1,036	32	—	1,068	104,398	105,466	—
Mortgage, farmland	6,954	—	630	7,584	230,525	238,109	—
Mortgage, 1 to 4 family first liens	9,145	666	2,790	12,601	903,807	916,408	—
Mortgage, 1 to 4 family junior liens	190	395	—	585	151,598	152,183	—
Mortgage, multi-family	143	—	—	143	350,947	351,090	—
Mortgage, commercial	1,633	—	281	1,914	400,159	402,073	—
Loans to individuals	124	46	—	170	29,569	29,739	—
Obligations of state and political subdivisions	—	—	—	—	53,153	53,153	—
	$23,132	$1,955	$5,559	$30,646	$2,612,419	$2,643,065	$583

December 31, 2018
Agricultural	$1,026	$—	$135	$1,161	$91,512	$92,673	$—
Commercial and financial	988	459	225	1,672	227,829	229,501	—
Real estate:
Construction, 1 to 4 family residential	—	—	212	212	72,067	72,279	212
Construction, land development and commercial	233	202	—	435	113,372	113,807	—
Mortgage, farmland	193	388	—	581	235,873	236,454	—
Mortgage, 1 to 4 family first liens	3,972	833	3,234	8,039	904,020	912,059	158
Mortgage, 1 to 4 family junior liens	199	36	—	235	152,390	152,625	—
Mortgage, multi-family	—	—	—	—	352,434	352,434	—
Mortgage, commercial	733	344	—	1,077	382,237	383,314	—
Loans to individuals	195	—	22	217	29,855	30,072	—
Obligations of state and political subdivisions	—	—	—	—	52,725	52,725	—
	$7,539	$2,262	$3,828	$13,629	$2,614,314	$2,627,943	$370

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at March 31, 2019 and December 31, 2018, was as follows:

	March 31, 2019			December 31, 2018
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,308	$583	$97	$1,338	$—	$120
Commercial and financial	1,857	—	2,143	1,476	—	2,686
Real estate:
Construction, 1 to 4 family residential	395	—	—	—	212	—
Construction, land development and commercial	—	—	326	—	—	328
Mortgage, farmland	1,037	—	3,903	1,062	—	3,301
Mortgage, 1 to 4 family first liens	5,833	—	1,132	5,799	158	1,143
Mortgage, 1 to 4 family junior liens	—	—	24	—	—	24
Mortgage, multi-family	143	—	—	145	—	—
Mortgage, commercial	1,196	—	925	1,009	—	937
	$11,769	$583	$8,550	$10,829	$370	$8,539

(1)	There were $5.07 million and $4.84 million of TDR loans included within nonaccrual loans as of March 31, 2019 and December 31, 2018, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.21 million from December 31, 2018 to March 31, 2019 due to an increase in the number of accruing loans past due 90 days or more. As of March 31, 2019 there were 3 accruing loans past due 90 days or more. The average accruing loans past due as of March 31, 2019 are $0.19 million. There were 2 accruing loans past due 90 days or more as of December 31, 2018 and the average loan balance was $0.19 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	6	$1,512	$12	5	$1,316	$91
Commercial and financial	13	3,646	135	13	3,867	75
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	2	326	—	2	328	—
Mortgage, farmland	9	4,873	—	8	4,291	—
Mortgage, 1 to 4 family first liens	15	1,695	—	16	1,710	—
Mortgage, 1 to 4 family junior liens	1	24	—	1	24	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	9	1,798	—	9	1,839	—
Loans to individuals	—	—	—	—	—	—
	55	$13,874	$147	54	$13,375	$166

The following is a summary of TDR loans that were modified during the three months ended March 31, 2019:

Three Months Ended March 31, 2019
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
(Amounts In Thousands)
Agricultural	1	$250	$250
Commercial and financial	—	—	—
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	1	620	620
Mortgage, 1 to 4 family first lien	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	—	—	—
	2	$870	$870

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.15 million in additional borrowings to restructured loan customers as of March 31, 2019.  The Company had commitments to lend $0.17 million in additional borrowings to restructured loan customers as of December 31, 2018.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There was one TDR loan that was in payment default (defined as past due 90 days or more) totaling $0.25 million during the period ended March 31, 2019 and none for the year ended December 31, 2018.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three months ended March 31, 2019 is as follows:

	March 31, 2019			Three Months Ended March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,359	$1,653	$—	$1,377	$9
Commercial and financial	1,639	2,493	—	1,682	11
Real estate:
Construction, 1 to 4 family residential	110	148	—	111	—
Construction, land development and commercial	722	738	—	722	4
Mortgage, farmland	4,189	4,667	—	4,198	39
Mortgage, 1 to 4 family first liens	6,068	7,860	—	6,143	9
Mortgage, 1 to 4 family junior liens	—	252	—	—	—
Mortgage, multi-family	143	213	—	144	—
Mortgage, commercial	2,047	2,745	—	2,068	10
Loans to individuals	—	14	—	—	—
	$16,277	$20,783	$—	$16,445	$82

With an allowance recorded:
Agricultural	$1,381	$1,552	$258	$1,396	$8
Commercial and financial	2,400	2,429	1,375	2,476	23
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	787	794	73	789	4
Mortgage, 1 to 4 family junior liens	24	24	1	24	—
Mortgage, multi-family	1,402	1,402	282	1,408	17
Mortgage, commercial	741	741	201	744	8
Loans to individuals	59	59	59	56	2
	$6,794	$7,001	$2,249	$6,893	$62

Total:
Agricultural	$2,740	$3,205	$258	$2,773	$17
Commercial and financial	4,039	4,922	1,375	4,158	34
Real estate:
Construction, 1 to 4 family residential	110	148	—	111	—
Construction, land development and commercial	722	738	—	722	4
Mortgage, farmland	4,189	4,667	—	4,198	39
Mortgage, 1 to 4 family first liens	6,855	8,654	73	6,932	13
Mortgage, 1 to 4 family junior liens	24	276	1	24	—
Mortgage, multi-family	1,545	1,615	282	1,552	17
Mortgage, commercial	2,788	3,486	201	2,812	18
Loans to individuals	59	73	59	56	2
	$23,071	$27,784	$2,249	$23,338	$144

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of December 31, 2018 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,395	$1,663	$—
Commercial and financial	1,650	2,503	—
Real estate:
Construction, 1 to 4 family residential	111	148	—
Construction, land development and commercial	328	344	—
Mortgage, farmland	3,612	4,071	—
Mortgage, 1 to 4 family first liens	6,089	7,819	—
Mortgage, 1 to 4 family junior liens	—	254	—
Mortgage, multi-family	145	213	—
Mortgage, commercial	1,871	2,486	—
Loans to individuals	—	14	—
	$15,201	$19,515	$—

With an allowance recorded:
Agricultural	$1,065	$1,229	$479
Commercial and financial	2,512	2,512	1,189
Real estate:
Construction, 1 to 4 family residential	698	698	4
Construction, land development and commercial	—	—	—
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first liens	899	974	70
Mortgage, 1 to 4 family junior liens	24	24	2
Mortgage, multi-family	7,447	7,447	305
Mortgage, commercial	75	75	1
Loans to individuals	64	64	64
	$12,784	$13,023	$2,114

Total:
Agricultural	$2,460	$2,892	$479
Commercial and financial	4,162	5,015	1,189
Real estate:
Construction, 1 to 4 family residential	809	846	4
Construction, land development and commercial	328	344	—
Mortgage, farmland	3,612	4,071	—
Mortgage, 1 to 4 family first liens	6,988	8,793	70
Mortgage, 1 to 4 family junior liens	24	278	2
Mortgage, multi-family	7,592	7,660	305
Mortgage, commercial	1,946	2,561	1
Loans to individuals	64	78	64
	$27,985	$32,538	$2,114

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans decreased $4.91 million from December 31, 2018 to March 31, 2019.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 0.87% of loans held for investment as of March 31, 2019 and 1.06% as of December 31, 2018.  The decrease in impaired loans is due mainly to a decrease of $5.99 million in relationships with a specific allowance for losses, and is offset by a $0.21 million increase in 90 days or more accruing loans, an increase in TDR loans of $0.50 million, and an increase in nonaccrual loans of $0.94 million from December 31, 2018 to March 31, 2019.

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

Note 6.	Leases

The Bank leases branch offices, parking facilities and certain equipment under operating leases. The leases have remaining lease terms of 1 year to 16 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities.

For the three months ended March 31, 2019, total operating lease expense was $0.17 million included in occupancy expenses in the consolidated statement of income. Included in this were $0.14 million of operating lease costs, $0.01 million of short term lease costs, and $0.02 million of variable lease costs.
For the three months ended March 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.14 million and right-of-use assets obtained in exchange for lease obligations was $3.58 million.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2019, operating lease right-of-use assets included in other assets and liabilities was $3.58 million. The weighted average remaining lease term for operating leases was 11.20 years and the weighted average discount rate for operating leases was 3.43%. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of March 31, 2019, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2019	$467
2020	470
2021	456
2022	447
2023	301
Thereafter	2,259
Total lease payments	4,400
Less imputed interest	(819)
Total operating lease liabilities	$3,581

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2019 are as follows:

	March 31, 2019
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$200,476	$200,476	$200,476	$—	$—
Investment securities	336,183	336,183	91,573	244,610	—
Loans held for sale	5,267	5,267	—	5,267	—
Loans
Agricultural	91,032	93,028	—	—	93,028
Commercial and financial	221,399	225,946	—	—	225,946
Real estate:
Construction, 1 to 4 family residential	72,589	73,965	—	—	73,965
Construction, land development and commercial	103,817	105,134	—	—	105,134
Mortgage, farmland	234,238	235,465	—	—	235,465
Mortgage, 1 to 4 family first liens	907,397	888,705	—	—	888,705
Mortgage, 1 to 4 family junior liens	150,507	148,210	—	—	148,210
Mortgage, multi-family	347,138	344,083	—	—	344,083
Mortgage, commercial	397,802	395,694	—	—	395,694
Loans to individuals	28,921	30,424	—	—	30,424
Obligations of state and political subdivisions	52,648	52,338	—	—	52,338
Accrued interest receivable	13,970	13,970	—	13,970	—
Total financial instrument assets	$3,163,384	$3,148,888	$292,049	$263,847	$2,592,992
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$363,142	$363,142	$—	$363,142	$—
Interest-bearing deposits	2,233,750	2,243,433	—	2,243,433	—
Other borrowings	—	—	—	—	—
Federal Home Loan Bank borrowings	215,000	208,188	—	208,188	—
Interest rate swaps	1,894	1,894	—	1,894	—
Accrued interest payable	2,051	2,051	—	2,051	—
Total financial instrument liabilities	$2,815,837	$2,818,708	$—	$2,818,708	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$393,424	$—	$—	$—	$—
Letters of credit	8,918	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$402,342	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2018 are as follows:

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$43,305	$43,305	$43,305	$—	$—
Investment securities	331,098	331,098	83,155	247,943	—
Loans held for sale	1,984	1,984	—	1,984	—
Loans
Agricultural	89,884	93,736	—	—	93,736
Commercial and financial	223,675	227,774	—	—	227,774
Real estate:
Construction, 1 to 4 family residential	70,982	72,419	—	—	72,419
Construction, land development and commercial	111,812	112,960	—	—	112,960
Mortgage, farmland	232,482	235,771	—	—	235,771
Mortgage, 1 to 4 family first liens	902,261	882,908	—	—	882,908
Mortgage, 1 to 4 family junior liens	150,859	148,128	—	—	148,128
Mortgage, multi-family	348,351	342,099	—	—	342,099
Mortgage, commercial	379,232	376,257	—	—	376,257
Loans to individuals	29,349	29,962	—	—	29,962
Obligations of state and political subdivisions	52,198	51,945	—	—	51,945
Accrued interest receivable	11,784	11,784	—	11,784	—
Total financial instrument assets	$2,979,256	$2,962,130	$126,460	$261,711	$2,573,959
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$372,152	$372,152	$—	$372,152	$—
Interest-bearing deposits	2,048,972	2,059,336	—	2,059,336	—
Other borrowings	—	—	—	—	—
Federal Home Loan Bank borrowings	215,000	207,948	—	207,948	—
Interest rate swaps	1,596	1,596		1,596
Accrued interest payable	1,812	1,812	—	1,812	—
Total financial instrument liabilities	$2,639,532	$2,642,844	$—	$2,642,844	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$375,940	$—	$—	$—	$—
Letters of credit	9,033	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$384,973	$—	$—	$—	$—

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2019.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Impaired loans: A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan is considered impaired, the amount of reserve required under ASC 310, Receivables, is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company's experience in sales and other appraisals of similar property types as well as estimated selling costs. Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support. At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review. These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained. Depending on the length of time since an appraisal was performed, the data provided through reviews and estimated selling costs, collateral values are typically discounted by 0-35%. These loans are considered Level 3 as the instruments used to determine fair market value require significant management judgment and estimation.
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$91,573	$—	$—	$91,573
State and political subdivisions	—	204,813	—	204,813
Other securities (FHLB, FHLMC and FNMA)	—	27,531	—	27,531
Derivative Financial Instruments
Interest rate swaps	$—	(1,894)	$—	(1,894)
Total	$91,573	$230,450	$—	$322,023

	December 31, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$83,155	$—	$—	$83,155
State and political subdivisions	—	200,900	—	200,900
Other securities (FHLB, FHLMC and FNMA)	—	34,871	—	34,871
Derivative Financial Instruments
Interest rate swaps	—	(1,596)	—	(1,596)
Total	$83,155	$234,175	$—	$317,330

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2019 and the year ended December 31, 2018.

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

	March 31, 2019				Three Months Ended March 31, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$2,090	$2,090	$—
Commercial and financial	—	—	2,566	2,566	50
Real Estate:					—
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	612	612	8
Mortgage, farmland	—	—	3,674	3,674	—
Mortgage, 1 to 4 family first liens	—	—	6,746	6,746	90
Mortgage, 1 to 4 family junior liens	—	—	23	23	—
Mortgage, multi-family	—	—	1,120	1,120	—
Mortgage, commercial	—	—	2,108	2,108	—
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$18,939	$18,939	$148

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis (continued)

	December 31, 2018				Year Ended December 31, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,160	$1,160	$63
Commercial and financial	—	—	2,882	2,882	122
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	703	703	—
Mortgage, farmland	—	—	3,848	3,848	—
Mortgage, 1 to 4 family first liens	—	—	6,729	6,729	520
Mortgage, 1 to 4 family junior liens	—	—	22	22	60
Mortgage, multi-family	—	—	7,286	7,286	—
Mortgage, commercial	—	—	1,458	1,458	349
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$24,088	$24,088	$1,114

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Note 8.	Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2020.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,196,650 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2019.  Of these 1,196,650 shares, 69,771 shares were purchased during the quarter ended March 31, 2019, at an average price per share of $61.50.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $98.32 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$60,782	$59,330
Credit cards	54,165	52,802
Commercial, real estate and home construction	100,245	89,171
Commercial lines and real estate purchase loans	178,232	174,637
Outstanding letters of credit	8,918	9,033

Note 10.	Income Taxes

Federal income tax expense for the three months ended March 31, 2019 and 2018 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2018, 2017, and 2016 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2018, 2017, and 2016 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2019  and December 31, 2018 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2019, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2020. Income taxes as a percentage of income before taxes were 21.22% for the three months ended March 31, 2019 and 19.15% for the same period in 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $1.89 million of collateral as of March 31, 2019.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of March 31, 2019 and December 31, 2018:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
March 31, 2019
Interest rate swap	$25,000	$(182)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,712)	Other Liabilities	11/7/2023

December 31, 2018
Interest rate swap	$25,000	$(120)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,476)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the three months ended March 31, 2019 and year ended December 31, 2018:

	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
March 31, 2019
Interest rate swap	$(46)	Interest Expense	$—	Other Income	$—
Interest rate swap	(177)	Interest Expense	—	Other Income	—

December 31, 2018
Interest rate swap	$347	Interest Expense	$—	Other Income	$—
Interest rate swap	571	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of March 31, 2019 and December 31, 2018 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At March 31, 2019, the Bank has nineteen full-service locations.

Net income for the three month period ended March 31, 2019 was $11.20 million compared to $10.86 million for the same three months of 2018, an increase of 3.18%.  The $0.34 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first three months of 2019 are an increase in net interest income of $1.48 million and a decrease in the provision for loan losses of $0.48 million. These changes were offset by a decrease in noninterest income of $0.38 million, an increase in income tax expense of $0.45 million and an increase in noninterest expenses of $0.79 million.

The Company achieved a return on average assets of 1.23% and a return on average equity of 11.36% for the twelve months ended March 31, 2019, compared to the twelve months ended March 31, 2018, which were 1.07% and 9.82%, respectively.  Dividends of $0.82 per share were paid in January 2019 to 2,481 shareholders.  The 2018 dividend was $0.75 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.27% for the three months ended March 31, 2019 compared to 3.25% for the same three months of 2018.  Average earning assets were $3.013 billion year to date in 2019 and $2.875 billion in 2018.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of March 31, 2019 for the Company included the following:

•	Total assets were $3.228 billion, an increase of $185.40 million since December 31, 2018.

•
Cash and cash equivalents were $200.48 million, an increase of $157.17 million since December 31, 2018. Cash and cash equivalents growth included approximately $84.00 million of temporary public funds.

•	Net loans were $2.613 billion, an increase of $19.69 million since December 31, 2018. Loans held for sale increased $3.28 million since December 31, 2018.

•	Deposits increased $175.77 million since December 31, 2018. Deposit growth included approximately $84.00 million in temporary public funds.

Reference is made to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

Loan demand is expected to remain steady throughout the year ending December 31, 2019 and into 2020.  As indicated in the table below, growth is primarily in farmland, mortgage 1 to 4 family first liens and commercial real estate loans.

The following table sets forth the composition of the loan portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$93,573	3.54%	$92,673	3.53%
Commercial and financial	227,403	8.60	229,501	8.73
Real estate:
Construction, 1 to 4 family residential	73,868	2.79	72,279	2.75
Construction, land development and commercial	105,466	3.99	113,807	4.33
Mortgage, farmland	238,109	9.01	236,454	9.00
Mortgage, 1 to 4 family first liens	916,408	34.67	912,059	34.71
Mortgage, 1 to 4 family junior liens	152,183	5.76	152,625	5.81
Mortgage, multi-family	351,090	13.28	352,434	13.41
Mortgage, commercial	402,073	15.21	383,314	14.58
Loans to individuals	29,739	1.13	30,072	1.14
Obligations of state and political subdivisions	53,153	2.01	52,725	2.01
	$2,643,065	100.00%	$2,627,943	100.00%
Net unamortized fees and costs	943		952
	$2,644,008		$2,628,895
Less allowance for loan losses	36,520		37,810
	$2,607,488		$2,591,085

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,541	6.96%	3.54%	$2,789	7.38%	3.53%
Commercial and financial	6,004	16.44	8.60	5,826	15.41	8.73
Real estate:
Construction, 1 to 4 family residential	1,279	3.50	2.79	1,297	3.43	2.75
Construction, land development and commercial	1,649	4.52	3.99	1,995	5.28	4.33
Mortgage, farmland	3,871	10.60	9.01	3,972	10.51	9.00
Mortgage, 1 to 4 family first liens	9,954	27.26	34.67	10,750	28.43	34.71
Mortgage, 1 to 4 family junior liens	1,676	4.59	5.76	1,766	4.67	5.81
Mortgage, multi-family	3,952	10.82	13.28	4,083	10.80	13.41
Mortgage, commercial	4,271	11.69	15.21	4,082	10.80	14.58
Loans to individuals	818	2.24	1.13	723	1.91	1.14
Obligations of state and political subdivisions	505	1.38	2.01	527	1.38	2.01
	$36,520	100.00%	100.00%	$37,810	100.00%	100.00%

The allowance for loan losses totaled $36.52 million at March 31, 2019 compared to $37.81 million at December 31, 2018.  The percentage of the allowance to outstanding loans was 1.38% and 1.44% at March 31, 2019 and December 31, 2018, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The decrease in the allowance in 2019 is the result of change in the composition and allocation of loans within credit quality ratings and improvements in the credit quality of the Bank's loan portfolio.

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

Management has determined that the allowance for loan losses was appropriate at March 31, 2019, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Index

HILLS BANCORPORATION

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $4.99 million from December 31, 2018 to March 31, 2019.  The fair value of securities available for sale was $0.56 million more than the amortized cost of such securities as of March 31, 2019.  At December 31, 2018, the fair value of the securities available for sale was $2.73 million less than the amortized cost of such securities.

Deposits increased $175.77 million in the first three months of 2019 primarily due to increases in temporary public funds deposits, broker deposits and rate specials on certificate of deposits. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $137.87 million as of March 31, 2019 with an average rate of 2.57%.  Brokered deposits were $132.46 million as of December 31, 2018 with an average interest rate of 2.46%. As of March 31, 2019 and December 31, 2018, brokered deposits were 5.31% and 5.47% of total deposits, respectively.

Federal Home Loan Bank (FHLB) borrowings were $215 million as of March 31, 2019 and December 31, 2018. It is expected that the FHLB funding source will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2019, Hills Bancorporation paid a dividend of $7.66 million or $0.82 per share.  The dividend was $0.75 per share in January 2018.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2019 totaled $340.78 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of March 31, 2019 and December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of March 31, 2019 and December 31, 2018 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of March 31, 2019:
Company:
Total risk-based capital	$419,583	17.27%	8.000%	10.000%
Tier 1 risk-based capital	389,132	16.01	6.000	8.000
Tier 1 common equity	389,132	16.01	4.500	6.500
Leverage ratio	389,132	12.50	4.000	5.000
Bank:
Total risk-based capital	420,141	17.30	8.000	10.000
Tier 1 risk-based capital	389,708	16.05	6.000	8.000
Tier 1 common equity	389,708	16.05	4.500	6.500
Leverage ratio	389,708	12.53	4.000	5.000

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2018:
Company:
Total risk-based capital	$414,772	17.18%	8.00%	10.00%
Tier 1 risk-based capital	384,502	15.93	6.00	8.00
Tier 1 common equity	384,502	15.93	4.50	6.50
Leverage ratio	384,502	12.68	4.00	5.00
Bank:
Total risk-based capital	416,198	17.25	8.00	10.00
Tier 1 risk-based capital	385,943	16.00	6.00	8.00
Tier 1 common equity	385,943	16.00	4.50	6.50
Leverage ratio	385,943	12.73	4.00	5.00

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2019 and 2018

Net Income Overview

Net income increased $0.34 million for the three months ended March 31, 2019 compared to the first three months of 2018.  Total net income was $11.20 million in 2019 and $10.86 million in the comparable period in 2018, an increase of 3.18%.  The changes in net income in 2019 from the first three months of 2018 were primarily the result of the following:

•
Net interest income increased by $1.48 million, before provision expense. Total interest income increased by $3.82 million as a result of growth in the volume of earning assets. Total interest expense increased by $2.34 million primarily due to rising interest rates increasing the costs of funding.

•	The provision for loan losses decreased by $0.48 million.

•	Noninterest income decreased by $0.38 million.

•	Noninterest expenses increased by $0.79 million.

•	Income tax expense increased by $0.45 million.

For the three month period ended March 31, 2019 and March 31, 2018 basic earnings per share was $1.20 and $1.16, respectively. Diluted earnings per share was $1.20 for the three months ended March 31, 2019 compared to $1.16 for the same period in 2018.

The Company’s net income is driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $23.77 million for the first three months of 2019 was derived from the Company’s $3.013 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.27%.  Average earning assets in the three months ended March 31, 2018 were $2.875 billion and the tax-equivalent net interest margin was 3.25%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $0.75 million change in income before income taxes in the three month period ended March 31, 2019.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets.  The Company expects net interest compression to impact earnings for the foreseeable future.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.613 billion at March 31, 2019.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction of expense of $1.25 million in 2019 compared to a reduction of expense of $0.77 million in 2018.  The Company believes that the provision for loan losses may increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $3.02 million and $2.57 million for the three months ended March 31, 2019 and 2018, respectively.  Income taxes as a percentage of income before taxes were 21.22% in 2019 and 19.15% in 2018. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018. The quarter ended March 31, 2019 will be the first with all comparable periods on a Post-Tax Act basis, therefore the Company expects income taxes as a percentage of income before taxes to be more comparable in current and future periods than it was over the previous fiscal year.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2019 and 2018

Net Interest Income

Net interest income increased for the three months ended March 31, 2019 compared to the comparable period in 2018.  The increase was as a result of growth in the average volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first three months of 2019 was 3.27% compared to 3.25% in 2018 for the same period.  Interest expense increased $2.34 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increasing interest rates on deposits. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2019 compared to the comparable period in 2018 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$169,047	0.25%	$1,857	$1,682	$3,539
Taxable securities	14,054	0.36	67	128	195
Nontaxable securities	14,551	0.20	92	102	194
Federal funds sold	(59,155)	0.84	(232)	172	(60)
	$138,497		$1,784	$2,084	$3,868

Interest expense:
Interest-bearing demand deposits	$6,058	0.32%	$(8)	$(533)	$(541)
Savings deposits	29,532	0.39	(49)	(809)	(858)
Time deposits	116,749	0.53	(439)	(797)	(1,236)
Other borrowings	—	—	—	—	—
FHLB borrowings	(255,661)	—	299	—	299
Interest-bearing other liabilities	(4)	1.18	—	—	—
	$(103,326)		$(197)	$(2,139)	$(2,336)
Change in net interest income			$1,587	$(55)	$1,532

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2019	2018
Yield on average interest-earning assets	4.35%	4.05%
Rate on average interest-bearing liabilities	1.39	1.04
Net interest spread	2.96%	3.01%
Effect of noninterest-bearing funds	0.31	0.24
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.27%	3.25%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2019 and 2018

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met two times during the first three months of 2019.  The target rate remained at 2.50% as of March 31, 2019.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2019, the rate indexes for the one, three and five year indexes were 2.40%, 2.21% and 2.23%, respectively.  The one year index increased 14.83% from 2.09% at March 31, 2018, the three year index decreased 7.53% and the five year index decreased 12.89%.  The three year index was 2.39% and the five year index was 2.56% at March 31, 2018.  The targeted federal funds rate was 2.50% and 1.75% at March 31, 2019 and 2018, respectively.  The Company anticipates short term and long term rates in the indexes to remain consistent for 2019.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $1.25 million for the three months ended March 31, 2019 compared to a reduction of expense of $0.77 million in 2018, a reduction of expense of $0.48 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks.  The decrease in expense in 2019 is the result of a change in the composition and allocation of loans within credit quality ratings as compared to March 31, 2018 and improvements in the credit quality of the Bank's loan portfolio.

The allowance for loan losses decreased $1.29 million during the first three months of 2019 as compared to December 31, 2018.  In the first three months of 2019, there was a decrease of $2.55 million due to changes in average balances and composition of loans outstanding and a $1.26 million increase in the amount allocated to the allowance due to declines in credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2019 and 2018, recoveries were $0.43 million and $0.54 million, respectively; and charge-offs were $0.48 million in 2019 and $0.27 million in 2018.  The allowance for loan losses totaled $36.52 million at March 31, 2019 compared to $37.81 million at December 31, 2018.  The allowance represented 1.38% and 1.44% of loans held for investment at March 31, 2019 and December 31, 2018.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$286	$331	$(45)	(13.60)%
Trust fees	2,252	2,641	(389)	(14.73)
Service charges and fees	2,275	2,228	47	2.11
Other noninterest income	437	428	9	2.10
	$5,250	$5,628	$(378)	(6.72)

Noninterest income categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2019.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2019 and 2018

Loans originated for sale in the first three months of 2019 totaled $29.85 million compared to $31.57 million in the same period in 2018, a decrease of 5.45%.  In the three months ended March 31, 2019 and 2018, the net gain on sale of loans was $0.29 million and $0.33 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.  The Company believes residential mortgage interest rates will continue to rise for the foreseeable future resulting in decreased net gain on sale of loan income.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$8,722	$8,284	$438	5.29%
Occupancy	1,186	1,101	85	7.72
Furniture and equipment	1,673	1,474	199	13.50
Office supplies and postage	459	434	25	5.76
Advertising and business development	638	630	8	1.27
Outside services	2,572	2,578	(6)	(0.23)
FDIC insurance assessment	209	218	(9)	(4.13)
Other noninterest expense	590	537	53	9.87
	$16,049	$15,256	$793	5.20

In the three months ended March 31, 2019 and 2018, salaries and employee benefits expense increased $0.44 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff growth.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2019.

Income Taxes

Federal and state income tax expenses were $3.02 million and $2.57 million for the three months ended March 31, 2019 and 2018, respectively.  Income taxes as a percentage of income before taxes were 21.22% in 2019 and 19.15% in 2018. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018. The quarter ended March 31, 2019 will be the first with all comparable periods on a Post-Tax Act basis, therefore the Company expects income taxes as a percentage of income before taxes to be more comparable in current and future periods than it was over the previous fiscal year.

Index

HILLS BANCORPORATION

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.04% of the Company’s total assets at March 31, 2019 compared to 10.48% at December 31, 2018.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2019, the Company had borrowed $215.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $742.79 million at March 31, 2019.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $449.72 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2019.

As of March 31, 2019, investment securities with a carrying value of $11.72 million were pledged to collateralize public and trust deposits, derivative financial instruments, and other borrowings.  As of December 31, 2018, investment securities with a carrying value of $9.78 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

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

The Bank's interest rate risk, as monitored by management, has not changed materially from December 31, 2018.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	20,497	$61.00	20,497	352,624
February 1 to February 28	14,100	61.00	14,100	338,524
March 1 to March 31	35,174	62.00	35,174	303,350
Total	69,771	$61.50	69,771	303,350

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

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q Filed with the Commission on May 6, 2015.
3.2	Amended and Restated Bylaws of Hills Bancorporation.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

HILLS BANCORPORATION

Date:	May 6 2019	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	May 6 2019	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2019

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2019 Form 10-Q

3.2	Amended and Restated Bylaws of Hills Bancorporation.	58-67

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	68-69

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	70