Form 10-Q
period 2019-06-30
HILLS BANCORPORATION
filed 2019-08-05
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________ to ___________
Commission file number:  0-12668
Hills Bancorporation

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.
Iowa	42-1208067

131 MAIN STREET, HILLS, Iowa 52235

Telephone number: (319) 679-2291

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Index

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		July 31, 2019

Common Stock	No par value	9,348,046

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$249,924	$43,305
Investment securities available for sale at fair value (amortized cost June 30, 2019 $304,183 December 31, 2018 $321,660)	308,052	318,926
Stock of Federal Home Loan Bank	12,266	12,172
Loans held for sale	12,627	1,984
Loans, net of allowance for loan losses (June 30, 2019 $35,650; December 31, 2018 $37,810)	2,603,915	2,591,085
Property and equipment, net	36,158	37,051
Tax credit real estate investment	8,678	9,193
Accrued interest receivable	13,117	11,784
Deferred income taxes, net	9,012	10,869
Goodwill	2,500	2,500
Other assets	7,302	3,595
Total Assets	$3,263,551	$3,042,464

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$371,408	$372,152
Interest-bearing deposits	2,247,793	2,048,972
Total deposits	$2,619,201	$2,421,124
Federal Home Loan Bank borrowings	215,000	215,000
Accrued interest payable	2,293	1,812
Other liabilities	23,308	20,776
Total Liabilities	$2,859,802	$2,658,712

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$50,225	$48,870

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued June 30, 2019 10,324,105 shares; December 31, 2018 10,325,191 shares	$—	$—
Paid in capital	55,515	52,122
Retained earnings	386,614	371,848
Accumulated other comprehensive income (loss)	972	(3,250)
Treasury stock at cost (June 30, 2019 977,656 shares; December 31, 2018 988,750 shares)	(39,352)	(36,968)
Total Stockholders' Equity	$403,749	$383,752
Less maximum cash obligation related to ESOP shares	50,225	48,870
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$353,524	$334,882
Total Liabilities & Stockholders' Equity	$3,263,551	$3,042,464

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$30,395	$26,968	$59,968	$52,996
Investment securities:
Taxable	792	682	1,550	1,245
Nontaxable	955	866	1,980	1,755
Federal funds sold	1,094	548	1,585	1,099
Total interest income	$33,236	$29,064	$65,083	$57,095
Interest expense:
Deposits	$7,257	$4,540	$13,756	$8,404
FHLB borrowings	1,591	1,701	3,166	3,575
Total interest expense	$8,848	$6,241	$16,922	$11,979
Net interest income	$24,388	$22,823	$48,161	$45,116
Provision for loan losses	(540)	711	(1,786)	(54)
Net interest income after provision for loan losses	$24,928	$22,112	$49,947	$45,170
Noninterest income:
Net gain on sale of loans	$577	$443	$863	$774
Trust fees	2,428	3,007	4,680	5,648
Service charges and fees	2,648	2,408	4,923	4,636
Other noninterest income	250	376	687	804
Loss on sale of investment securities	(52)	—	(52)	—
	$5,851	$6,234	$11,101	$11,862

Noninterest expenses:
Salaries and employee benefits	$9,330	$8,823	$18,052	$17,107
Occupancy	1,102	1,022	2,288	2,123
Furniture and equipment	1,664	1,490	3,337	2,964
Office supplies and postage	442	461	901	895
Advertising and business development	555	607	1,193	1,237
Outside services	2,523	2,347	5,095	4,925
FDIC insurance assessment	195	213	404	431
Other noninterest expense	549	717	1,139	1,254
	$16,360	$15,680	$32,409	$30,936
Income before income taxes	$14,419	$12,666	$28,639	$26,096
Income taxes	3,199	2,603	6,216	5,175
Net income	$11,220	$10,063	$22,423	$20,921

Earnings per share:
Basic	$1.20	$1.07	$2.40	$2.23
Diluted	$1.20	$1.07	$2.40	$2.23

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$11,220	$10,063	$22,423	$20,921

Other comprehensive income (loss)
Securities:
Net change in unrealized income (loss) on securities available for sale	$3,258	$(271)	$6,551	$(2,528)
Reclassification adjustment for net losses realized in net income	52	—	52	—
Income taxes	(826)	67	(1,647)	630
Other comprehensive income (loss) on securities available for sale	$2,484	$(204)	$4,956	$(1,898)
Derivatives used in cash flow hedging relationships:
Net change in unrealized (loss) income on derivatives	$(680)	$472	$(978)	$1,526
Income taxes	169	(117)	244	(380)
Other comprehensive (loss) income on cash flow hedges	$(511)	$355	$(734)	$1,146

Other comprehensive income (loss), net of tax	$1,973	$151	$4,222	$(752)

Comprehensive income	$13,193	$10,214	$26,645	$20,169

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended June 30, 2019 and 2018
	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, March 31, 2018	$51,720	$345,940	$(3,875)	$(33,488)	$(45,779)	$314,518
Issuance of 4,311 shares of common stock	141	—	—	107	—	248
Issuance of 2,326 shares of common stock under the employee stock purchase plan	114	—	—	—	—	114
Unearned restricted stock compensation	47	—	—	—	—	47
Forfeiture of 2,554 shares of common stock	(123)	—	—	—	—	(123)
Change related to ESOP shares	—	—	—	—	(365)	(365)
Net income	—	10,063	—	—	—	10,063
Purchase of 8,831 shares of common stock	—	—	—	(505)	—	(505)
Other comprehensive loss	—	—	151	—	—	151
Balance, June 30, 2018	$51,899	$356,003	$(3,724)	$(33,886)	$(46,144)	$324,148

Balance, March 31, 2019	$55,295	$375,394	$(1,001)	$(39,057)	$(49,851)	$340,780
Issuance of 2,327 shares of common stock	84	—	—	61	—	145
Issuance of 2,106 shares of common stock under the employee stock purchase plan	118	—	—	—	—	118
Unearned restricted stock compensation	237	—	—	—	—	237
Forfeiture of 4,418 shares of common stock	(220)	—	—	—	—	(220)
Share-based compensation	1	—	—	—	—	1
Change related to ESOP shares	—	—	—	—	(374)	(374)
Net income	—	11,220	—	—	—	11,220
Purchase of 5,626 shares of common stock	—	—	—	(356)	—	(356)
Other comprehensive income	—	—	1,973	—	—	1,973
Balance, June 30, 2019	$55,515	$386,614	$972	$(39,352)	$(50,225)	$353,524

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Six Months Ended June 30, 2019 and 2018
	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2017	$48,930	$341,558	$(2,446)	$(33,018)	$(43,308)	$311,716
Issuance of 93,254 shares of common stock	2,721	—	—	2,331	—	5,052
Issuance of 4,283 shares of common stock under the employee stock purchase plan	214	—	—	—	—	214
Unearned restricted stock compensation	165	—	—	—	—	165
Forfeiture of 2,762 shares of common stock	(131)					(131)
Change related to ESOP shares	—	—	—	—	(2,836)	(2,836)
Net income	—	20,921	—	—	—	20,921
Cash dividends ($0.75 per share)	—	(7,002)	—	—	—	(7,002)
Reclassification of stranded tax effects due to the Tax Cuts and Jobs Act		526	(526)			—
Purchase of 56,263 shares of common stock	—	—	—	(3,199)	—	(3,199)
Other comprehensive loss	—	—	(752)	—	—	(752)
Balance, June 30, 2018	$51,899	$356,003	$(3,724)	$(33,886)	$(46,144)	$324,148

Balance, December 31, 2018	$52,122	$371,848	$(3,250)	$(36,968)	$(48,870)	$334,882
Issuance of 86,491 shares of common stock	3,016	—	—	2,263	—	5,279
Issuance of 4,035 shares of common stock under the employee stock purchase plan	223	—	—	—	—	223
Unearned restricted stock compensation	407	—	—	—	—	407
Forfeiture of 5,121 shares of common stock	(254)	—	—	—	—	(254)
Share-based compensation	1	—	—	—	—	1
Change related to ESOP shares	—	—	—	—	(1,355)	(1,355)
Net income	—	22,423	—	—	—	22,423
Cash dividends ($0.82 per share)	—	(7,657)	—	—	—	(7,657)
Purchase of 75,397 shares of common stock	—	—	—	(4,647)	—	(4,647)
Other comprehensive income	—	—	4,222	—	—	4,222
Balance, June 30, 2019	$55,515	$386,614	$972	$(39,352)	$(50,225)	$353,524

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$22,423	$20,921
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,695	1,642
Provision for loan losses	(1,786)	(54)
Net loss on sale of investment securities available for sale	52	—
Forfeiture of common stock	(254)	(131)
Share-based compensation	1	—
Compensation expensed through issuance of common stock	253	339
Provision for deferred income taxes	454	135
Net gain on sale of other real estate owned and other repossessed assets	(11)	(6)
Increase in accrued interest receivable	(1,333)	(275)
Amortization of premium on investment securities, net	194	258
Increase in other assets	(303)	(1,541)
Amortization of operating lease right-of-use assets	177	—
Decrease in accrued interest payable and other liabilities	(1,140)	(2,427)
Loans originated for sale	(63,382)	(73,464)
Proceeds on sales of loans	53,602	73,643
Net gain on sales of loans	(863)	(774)
Net cash and cash equivalents provided by operating activities	$9,779	$18,266

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$48,028	$42,728
Proceeds from sales of investment securities available for sale	4,881	—
Purchases of investment securities available for sale	(35,771)	(46,028)
Loans made to customers, net of collections	(11,095)	(43,134)
Proceeds on sale of other real estate owned and other repossessed assets	62	55
Purchases of property and equipment	(802)	(1,831)
Net changes from tax credit real estate investment	515	651
Net cash and cash equivalents provided by (used in) investing activities	$5,818	$(47,559)

Cash Flows from Financing Activities
Net increase in deposits	$198,077	$108,445
Net decrease in FHLB borrowings	—	(80,000)
Issuance of common stock, net of costs	5,026	4,713
Purchase of treasury stock	(4,647)	(3,199)
Proceeds from the issuance of common stock through the employee stock purchase plan	223	214
Dividends paid	(7,657)	(7,002)
Net cash and cash equivalents provided by financing activities	$191,022	$23,171

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2019	2018
Increase (decrease) in cash and cash equivalents	$206,619	$(6,122)
Cash and cash equivalents:
Beginning of period	43,305	154,353
End of period	$249,924	$148,231

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$13,275	$8,188
Interest paid on other obligations	3,166	3,575
Income taxes paid	4,909	4,357

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$1,355	$2,836
Transfers to other real estate owned	51	62
Right-of-use assets obtained in exchange for operating lease obligations	3,581	—

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

Operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2018 filed with the Securities Exchange Commission on March 5, 2019.  The consolidated balance sheet as of December 31, 2018, has been derived from the audited consolidated financial statements for that period.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of June 30, 2019, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of June 30, 2019.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 created Subtopic 321-10, Investments-Equity Securities which is applicable to all entities except those in industries that account for substantially all investments at fair value through earnings or the change in net assets. Under this new subtopic, equity securities are generally required to be measured at fair value with unrealized holding gains and losses reflected in net income. ASU 2016-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted ASU 2016-01 for the period ending March 31, 2018. There was no material impact on the financial statements however it required a change in disclosure and related methodology located in Note 7 Fair Value Measurements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, early adoption is permitted for the fiscal year beginning after December 15, 2018. The Company has implemented a software solution provided by a third party vendor to assist in the analysis of historical loan data to determine the CECL model that will be implemented. The Company anticipates running parallel calculations of the "incurred loss" and CECL models for the quarter ending September 30, 2019, which was delayed from the previously disclosed quarter ending June 30, 2019 to finalize the CECL model assumptions, calculations and documentation. We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of January 1, 2020 upon adoption of the new standard. The amount of the one-time cumulative-effect adjustment has not yet been determined.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common shares outstanding at the beginning of the period	9,352,060	9,378,414	9,336,441	9,335,154
Weighted average number of net shares issued (redeemed)	(1,419)	(4,470)	27,644	52,041
Weighted average shares outstanding (basic)	9,350,641	9,373,944	9,364,085	9,387,195
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	4,191	4,162	4,083	3,996
Weighted average number of shares (diluted)	9,354,832	9,378,106	9,368,168	9,391,191
Net income (In thousands)	$11,220	$10,063	$22,423	$20,921
Earnings per share:
Basic	$1.20	$1.07	$2.40	$2.23
Diluted	$1.20	$1.07	$2.40	$2.23

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(amounts in thousands)
Net unrealized income (loss) on available-for-sale securities	$3,869	$(2,734)
Net unrealized loss on derivatives used for cash flow hedges	(2,574)	(1,596)
Tax effect	$(323)	$1,080
Net-of-tax amount	$972	$(3,250)

Note 4.	Securities

The carrying values of investment securities at June 30, 2019 and December 31, 2018 are summarized in the following table (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$100,503	32.63%	$83,155	26.07%
Other securities (FHLB, FHLMC and FNMA)	25,175	8.17	34,871	10.93
State and political subdivisions	182,374	59.20	200,900	63.00
Total securities available for sale	$308,052	100.00%	$318,926	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2019 or December 31, 2018. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of June 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2019:
U.S. Treasury	$98,812	$1,713	$(22)	$100,503
Other securities (FHLB, FHLMC and FNMA)	25,325	—	(150)	25,175
State and political subdivisions	180,046	2,519	(191)	182,374
Total	$304,183	$4,232	$(363)	$308,052
December 31, 2018:
U.S. Treasury	$83,839	$124	$(808)	$83,155
Other securities (FHLB, FHLMC and FNMA)	35,371	—	(500)	34,871
State and political subdivisions	202,450	278	(1,828)	200,900
Total	$321,660	$402	$(3,136)	$318,926

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2019, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$44,295	$44,233
Due after one year through five years	178,806	180,869
Due after five years through ten years	79,446	81,234
Due over ten years	1,636	1,716
Total	$304,183	$308,052

As of June 30, 2019 investment securities with a carrying value of $12.52 million were pledged to collateralize derivative financial instruments and other borrowings.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	June 30, 2019	June 30, 2018
Sales proceeds	$4,881	$—
Gross realized gains	—	—
Gross realized losses	52	—

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2019 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	5	$12,476	$(22)	0.18%	5	$12,476	$(22)	0.18%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	10	25,176	(150)	0.60	10	25,176	(150)	0.60

State and political subdivisions	41	10,735	(61)	0.57	99	23,220	(130)	0.56	140	33,955	(191)	0.56

Total temporarily impaired securities	41	$10,735	$(61)	0.57%	114	$60,872	$(302)	0.50%	155	$71,607	$(363)	0.51%

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Note 5.	Loans

Classes of loans are as follows:

	June 30, 2019	December 31, 2018
	(Amounts In Thousands)
Agricultural	$91,215	$92,673
Commercial and financial	225,990	229,501
Real estate:
Construction, 1 to 4 family residential	72,963	72,279
Construction, land development and commercial	99,777	113,807
Mortgage, farmland	238,779	236,454
Mortgage, 1 to 4 family first liens	916,502	912,059
Mortgage, 1 to 4 family junior liens	152,624	152,625
Mortgage, multi-family	350,745	352,434
Mortgage, commercial	406,124	383,314
Loans to individuals	30,981	30,072
Obligations of state and political subdivisions	52,917	52,725
	$2,638,617	$2,627,943
Net unamortized fees and costs	948	952
	$2,639,565	$2,628,895
Less allowance for loan losses	35,650	37,810
	$2,603,915	$2,591,085

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,541	$6,004	$2,928	$3,871	$11,630	$8,223	$1,323	$36,520
Charge-offs	—	(284)	(1)	—	(202)	(129)	(126)	(742)
Recoveries	59	139	2	—	149	2	61	412
Provision	(65)	(256)	(283)	20	(193)	98	139	(540)

Ending balance	$2,535	$5,603	$2,646	$3,891	$11,384	$8,194	$1,397	$35,650

	Six Months Ended June 30, 2019
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Charge-offs	—	(464)	(9)	—	(379)	(133)	(234)	(1,219)
Recoveries	69	323	4	5	259	88	97	845
Provision	(323)	(82)	(641)	(86)	(1,012)	74	284	(1,786)

Ending balance	$2,535	$5,603	$2,646	$3,891	$11,384	$8,194	$1,397	$35,650

Ending balance, individually evaluated for impairment	$213	$1,059	$—	$—	$70	$1	$40	$1,383

Ending balance, collectively evaluated for impairment	$2,322	$4,544	$2,646	$3,891	$11,314	$8,193	$1,357	$34,267

Loans:

Ending balance	$91,215	$225,990	$172,740	$238,779	$1,069,126	$756,869	$83,898	$2,638,617

Ending balance, individually evaluated for impairment	$1,930	$4,213	$458	$4,170	$6,956	$2,084	$40	$19,851

Ending balance, collectively evaluated for impairment	$89,285	$221,777	$172,282	$234,609	$1,062,170	$754,785	$83,858	$2,618,766

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three and six months ended June 30, 2018 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of June 30, 2019 and December 31, 2018, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
June 30, 2019
Grade:
Excellent	$4,235	$3,082	$—	$200
Good	13,807	44,159	8,472	19,656
Satisfactory	41,518	120,512	46,620	38,049
Monitor	22,999	45,685	15,156	33,611
Special Mention	3,132	7,624	2,715	7,540
Substandard	5,524	4,928	—	721
Total	$91,215	$225,990	$72,963	$99,777

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
June 30, 2019
Grade:
Excellent	$6,181	$1,917	$515	$21,277
Good	51,379	30,775	4,224	50,231
Satisfactory	121,427	752,345	138,761	198,175
Monitor	48,899	103,686	6,250	59,062
Special Mention	3,066	9,574	1,240	15,856
Substandard	7,827	18,205	1,634	6,144
Total	$238,779	$916,502	$152,624	$350,745

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
June 30, 2019
Grade:
Excellent	$34,711	$—	$7,819	$79,937
Good	84,394	141	15,086	322,324
Satisfactory	197,396	30,015	21,597	1,706,415
Monitor	78,501	605	8,015	422,469
Special Mention	2,807	179	400	54,133
Substandard	8,315	41	—	53,339
Total	$406,124	$30,981	$52,917	$2,638,617

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of June 30, 2019 and December 31, 2018 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2019
Agricultural	$137	$95	$1,302	$1,534	$89,681	$91,215	$37
Commercial and financial	2,897	2,799	1,187	6,883	219,107	225,990	430
Real estate:
Construction, 1 to 4 family residential	505	145	—	650	72,313	72,963	—
Construction, land development and commercial	340	7,056	32	7,428	92,349	99,777	—
Mortgage, farmland	229	388	769	1,386	237,393	238,779	—
Mortgage, 1 to 4 family first liens	1,072	2,338	2,559	5,969	910,533	916,502	347
Mortgage, 1 to 4 family junior liens	100	—	—	100	152,524	152,624	—
Mortgage, multi-family	—	105	—	105	350,640	350,745	—
Mortgage, commercial	—	276	182	458	405,666	406,124	—
Loans to individuals	103	12	3	118	30,863	30,981	—
Obligations of state and political subdivisions	—	—	—	—	52,917	52,917	—
	$5,383	$13,214	$6,034	$24,631	$2,613,986	$2,638,617	$814

December 31, 2018
Agricultural	$1,026	$—	$135	$1,161	$91,512	$92,673	$—
Commercial and financial	988	459	225	1,672	227,829	229,501	—
Real estate:
Construction, 1 to 4 family residential	—	—	212	212	72,067	72,279	212
Construction, land development and commercial	233	202	—	435	113,372	113,807	—
Mortgage, farmland	193	388	—	581	235,873	236,454	—
Mortgage, 1 to 4 family first liens	3,972	833	3,234	8,039	904,020	912,059	158
Mortgage, 1 to 4 family junior liens	199	36	—	235	152,390	152,625	—
Mortgage, multi-family	—	—	—	—	352,434	352,434	—
Mortgage, commercial	733	344	—	1,077	382,237	383,314	—
Loans to individuals	195	—	22	217	29,855	30,072	—
Obligations of state and political subdivisions	—	—	—	—	52,725	52,725	—
	$7,539	$2,262	$3,828	$13,629	$2,614,314	$2,627,943	$370

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at June 30, 2019 and December 31, 2018, was as follows:

	June 30, 2019			December 31, 2018
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,265	$37	$628	$1,338	$—	$120
Commercial and financial	1,621	430	2,153	1,476	—	2,686
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	212	—
Construction, land development and commercial	33	—	324	—	—	328
Mortgage, farmland	1,037	—	3,133	1,062	—	3,301
Mortgage, 1 to 4 family first liens	5,666	347	1,020	5,799	158	1,143
Mortgage, 1 to 4 family junior liens	—	—	24	—	—	24
Mortgage, multi-family	105	—	—	145	—	—
Mortgage, commercial	1,064	—	915	1,009	—	937
	$10,791	$814	$8,197	$10,829	$370	$8,539

(1)	There were $4.70 million and $4.84 million of TDR loans included within nonaccrual loans as of June 30, 2019 and December 31, 2018, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.44 million from December 31, 2018 to June 30, 2019 due to an increase in the number of accruing loans past due 90 days or more. As of June 30, 2019 there were 8 accruing loans past due 90 days or more. The average accruing loans past due as of June 30, 2019 are $0.10 million. There were 2 accruing loans past due 90 days or more as of December 31, 2018 and the average loan balance was $0.19 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	9	$1,758	$2	5	$1,316	$91
Commercial and financial	16	3,384	95	13	3,867	75
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	2	325	—	2	328	—
Mortgage, farmland	8	4,103	—	8	4,291	—
Mortgage, 1 to 4 family first liens	14	1,546	—	16	1,710	—
Mortgage, 1 to 4 family junior liens	1	24	—	1	24	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	9	1,757	—	9	1,839	—
Loans to individuals	—	—	—	—	—	—
	59	$12,897	$97	54	$13,375	$166

The following is a summary of TDR loans that were modified during the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	3	$324	$324	4	$574	$574
Commercial and financial	3	303	303	3	303	303
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—	—
Mortgage, farmland	—	—	—	1	620	620
Mortgage, 1 to 4 family first lien	—	—	—	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	—	—	—	—	—	—
	6	$627	$627	8	$1,497	$1,497

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.10 million in additional borrowings to restructured loan customers as of June 30, 2019.  The Company had commitments to lend $0.17 million in additional borrowings to restructured loan customers as of December 31, 2018.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended June 30, 2019 and none for the year ended December 31, 2018.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three and six months ended June 30, 2019 is as follows:

	June 30, 2019			Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,680	$2,168	$—	$1,777	$1	$1,757	$3
Commercial and financial	1,655	2,565	—	1,844	15	1,773	29
Real estate:
Construction, 1 to 4 family residential	101	144	—	111	—	106	—
Construction, land development and commercial	357	381	—	364	4	363	9
Mortgage, farmland	4,170	4,648	—	4,198	39	4,189	78
Mortgage, 1 to 4 family first liens	5,820	7,759	—	6,054	8	5,982	15
Mortgage, 1 to 4 family junior liens	—	250	—	—	—	—	—
Mortgage, multi-family	105	213	—	144	—	125	—
Mortgage, commercial	1,906	2,724	—	2,068	10	1,997	19
Loans to individuals	—	14	—	—	—	—	—
	$15,794	$20,866	$—	$16,560	$77	$16,292	$153

With an allowance recorded:
Agricultural	$250	$250	$213	$287	$4	$269	$7
Commercial and financial	2,558	2,856	1,059	3,125	29	2,918	56
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—	—	—
Mortgage, 1 to 4 family first liens	1,112	1,161	69	1,175	9	1,143	16
Mortgage, 1 to 4 family junior liens	24	24	1	24	—	24	1
Mortgage, multi-family	—	—	—	—	—	—	—
Mortgage, commercial	73	73	1	74	1	74	2
Loans to individuals	40	40	40	56	2	47	3
	$4,057	$4,404	$1,383	$4,741	$45	$4,475	$85

Total:
Agricultural	$1,930	$2,418	$213	$2,064	$5	$2,026	$10
Commercial and financial	4,213	5,421	1,059	4,969	44	4,691	85
Real estate:
Construction, 1 to 4 family residential	101	144	—	111	—	106	—
Construction, land development and commercial	357	381	—	364	4	363	9
Mortgage, farmland	4,170	4,648	—	4,198	39	4,189	78
Mortgage, 1 to 4 family first liens	6,932	8,920	69	7,229	17	7,125	31
Mortgage, 1 to 4 family junior liens	24	274	1	24	—	24	1
Mortgage, multi-family	105	213	—	144	—	125	—
Mortgage, commercial	1,979	2,797	1	2,142	11	2,071	21
Loans to individuals	40	54	40	56	2	47	3
	$19,851	$25,270	$1,383	$21,301	$122	$20,767	$238

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans decreased $8.13 million from December 31, 2018 to June 30, 2019.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 0.75% of loans held for investment as of June 30, 2019 and 1.06% as of December 31, 2018.  The decrease in impaired loans is due to a decrease of $8.17 million in loans with a specific allowance for losses, a decrease in TDR loans of $0.34 million, a decrease in nonaccrual loans of $0.04 million, and is offset by a $0.44 million increase in 90 days or more accruing loans from December 31, 2018 to June 30, 2019.

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

For the six months ended June 30, 2019, total operating lease expense was $0.32 million included in occupancy expenses in the consolidated statement of income. Included in this were $0.27 million of operating lease costs, $0.02 million of short term lease costs, and $0.03 million of variable lease costs.
For the six months ended June 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.27 million and right-of-use assets obtained in exchange for lease obligations was $3.58 million.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2019, operating lease right-of-use assets included in other assets and liabilities was $3.40 million. The weighted average remaining lease term for operating leases was 11.14 years and the weighted average discount rate for operating leases was 3.44%. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of June 30, 2019, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2019	$234
2020	470
2021	456
2022	447
2023	301
Thereafter	2,259
Total lease payments	4,167
Less imputed interest	(763)
Total operating lease liabilities	$3,404

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2019 are as follows:

	June 30, 2019
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$249,924	$249,924	$249,924	$—	$—
Investment securities	320,318	320,318	100,503	219,815	—
Loans held for sale	12,627	12,627	—	12,627	—
Loans
Agricultural	88,680	93,256	—	—	93,256
Commercial and financial	220,387	226,699	—	—	226,699
Real estate:
Construction, 1 to 4 family residential	71,764	74,396	—	—	74,396
Construction, land development and commercial	98,330	100,844	—	—	100,844
Mortgage, farmland	234,888	240,817	—	—	240,817
Mortgage, 1 to 4 family first liens	907,736	896,566	—	—	896,566
Mortgage, 1 to 4 family junior liens	150,954	150,275	—	—	150,275
Mortgage, multi-family	346,891	347,492	—	—	347,492
Mortgage, commercial	401,784	404,621	—	—	404,621
Loans to individuals	30,113	32,051	—	—	32,051
Obligations of state and political subdivisions	52,388	53,019	—	—	53,019
Accrued interest receivable	13,117	13,117	—	13,117	—
Total financial instrument assets	$3,199,901	$3,216,022	$350,427	$245,559	$2,620,036
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$371,408	$371,408	$—	$371,408	$—
Interest-bearing deposits	2,247,793	2,256,567	—	2,256,567	—
Federal Home Loan Bank borrowings	215,000	208,433	—	208,433	—
Interest rate swaps	2,574	2,574	—	2,574	—
Accrued interest payable	2,293	2,293	—	2,293	—
Total financial instrument liabilities	$2,839,068	$2,841,275	$—	$2,841,275	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$428,828	$—	$—	$—	$—
Letters of credit	7,856	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$436,684	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2018 are as follows:

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2019.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Impaired loans: A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan is considered impaired, the amount of reserve required under ASC 310, Receivables, is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans or based on the present value of the estimated future cash flows of interest and principal discounted at the loans effective interest rate or the fair value of the loan if determinable. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company's experience in sales and other appraisals of similar property types as well as estimated selling costs. Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support. At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review. These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained. Depending on the length of time since an appraisal was performed, the data provided through reviews and estimated selling costs, collateral values are typically discounted by 0-35%. These loans are considered Level 3 as the instruments used to determine fair market value require significant management judgment and estimation.
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$100,503	$—	$—	$100,503
State and political subdivisions	—	182,374	—	182,374
Other securities (FHLB, FHLMC and FNMA)	—	25,175	—	25,175
Derivative Financial Instruments
Interest rate swaps	$—	(2,574)	$—	(2,574)
Total	$100,503	$204,975	$—	$305,478

	December 31, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$83,155	$—	$—	$83,155
State and political subdivisions	—	200,900	—	200,900
Other securities (FHLB, FHLMC and FNMA)	—	34,871	—	34,871
Derivative Financial Instruments
Interest rate swaps	—	(1,596)	—	(1,596)
Total	$83,155	$234,175	$—	$317,330

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2019 and the year ended December 31, 2018.

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

	June 30, 2019				Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,356	$1,356	$—	$—
Commercial and financial	—	—	2,639	2,639	200	250
Real Estate:						—
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	249	249	—	8
Mortgage, farmland	—	—	3,665	3,665	—	—
Mortgage, 1 to 4 family first liens	—	—	6,485	6,485	29	119
Mortgage, 1 to 4 family junior liens	—	—	23	23	—	—
Mortgage, multi-family	—	—	105	105	—	—
Mortgage, commercial	—	—	1,506	1,506	97	97
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$16,028	$16,028	$326	$474

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2020.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,202,276 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2019.  Of these 1,202,276 shares, 5,626 shares were purchased during the quarter ended June 30, 2019, at an average price per share of $63.33.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $75.15 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$67,035	$59,330
Credit cards	55,331	52,802
Commercial, real estate and home construction	108,663	89,171
Commercial lines and real estate purchase loans	197,799	174,637
Outstanding letters of credit	7,856	9,033

Note 10.	Income Taxes

Federal income tax expense for the six months ended June 30, 2019 and 2018 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2018, 2017, and 2016 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2018, 2017, and 2016 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2019  and December 31, 2018 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2019, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2020. Income taxes as a percentage of income before taxes were 21.70% for the six months ended June 30, 2019 and 19.83% for the same period in 2018.

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

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $2.57 million of collateral as of June 30, 2019.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of June 30, 2019 and December 31, 2018:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
June 30, 2019
Interest rate swap	$25,000	$(343)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,231)	Other Liabilities	11/7/2023

December 31, 2018
Interest rate swap	$25,000	$(120)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,476)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the six months ended June 30, 2019 and year ended December 31, 2018:

	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
June 30, 2019
Interest rate swap	$(168)	Interest Expense	$—	Other Income	$—
Interest rate swap	(566)	Interest Expense	—	Other Income	—

December 31, 2018
Interest rate swap	$347	Interest Expense	$—	Other Income	$—
Interest rate swap	571	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of June 30, 2019 and December 31, 2018 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At June 30, 2019, the Bank has nineteen full-service locations.

Net income for the six month period ended June 30, 2019 was $22.42 million compared to $20.92 million for the same six months of 2018, an increase of 7.18%.  The $1.50 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first six months of 2019 are an increase in net interest income of $3.05 million and a decrease in the provision for loan losses of $1.73 million. These changes were offset by a decrease in noninterest income of $0.76 million, an increase in income tax expense of $1.04 million and an increase in noninterest expenses of $1.47 million.

The Company achieved a return on average assets of 1.24% and a return on average equity of 11.48% for the twelve months ended June 30, 2019, compared to the twelve months ended June 30, 2018, which were 1.17% and 10.82%, respectively.  Dividends of $0.82 per share were paid in January 2019 to 2,481 shareholders.  The 2018 dividend was $0.75 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.23% for the six months ended June 30, 2019 compared to 3.26% for the same six months of 2018.  Average earning assets were $3.065 billion year to date in 2019 and $2.879 billion in 2018.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of June 30, 2019 for the Company included the following:

•	Total assets were $3.264 billion, an increase of $221.09 million since December 31, 2018.

•
Cash and cash equivalents were $249.92 million, an increase of $206.62 million since December 31, 2018. Cash and cash equivalents growth included approximately $85 million of certificates of deposit and approximately $42 million of brokered deposits.

•	Net loans were $2.617 billion, an increase of $23.47 million since December 31, 2018. Loans held for sale increased $10.64 million since December 31, 2018.

•	Deposits increased $198.08 million since December 31, 2018.

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

The following table sets forth the composition of the loan portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$91,215	3.46%	$92,673	3.53%
Commercial and financial	225,990	8.56	229,501	8.73
Real estate:
Construction, 1 to 4 family residential	72,963	2.77	72,279	2.75
Construction, land development and commercial	99,777	3.78	113,807	4.33
Mortgage, farmland	238,779	9.05	236,454	9.00
Mortgage, 1 to 4 family first liens	916,502	34.73	912,059	34.71
Mortgage, 1 to 4 family junior liens	152,624	5.78	152,625	5.81
Mortgage, multi-family	350,745	13.29	352,434	13.41
Mortgage, commercial	406,124	15.39	383,314	14.58
Loans to individuals	30,981	1.18	30,072	1.14
Obligations of state and political subdivisions	52,917	2.01	52,725	2.01
	$2,638,617	100.00%	$2,627,943	100.00%
Net unamortized fees and costs	948		952
	$2,639,565		$2,628,895
Less allowance for loan losses	35,650		37,810
	$2,603,915		$2,591,085

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,535	7.11%	3.46%	$2,789	7.38%	3.53%
Commercial and financial	5,603	15.72	8.56	5,826	15.41	8.73
Real estate:
Construction, 1 to 4 family residential	1,199	3.36	2.77	1,297	3.43	2.75
Construction, land development and commercial	1,447	4.06	3.78	1,995	5.28	4.33
Mortgage, farmland	3,891	10.91	9.05	3,972	10.51	9.00
Mortgage, 1 to 4 family first liens	9,714	27.25	34.73	10,750	28.43	34.71
Mortgage, 1 to 4 family junior liens	1,670	4.68	5.78	1,766	4.67	5.81
Mortgage, multi-family	3,854	10.81	13.29	4,083	10.80	13.41
Mortgage, commercial	4,340	12.17	15.39	4,082	10.80	14.58
Loans to individuals	868	2.43	1.18	723	1.91	1.14
Obligations of state and political subdivisions	529	1.50	2.01	527	1.38	2.01
	$35,650	100.00%	100.00%	$37,810	100.00%	100.00%

The allowance for loan losses totaled $35.65 million at June 30, 2019 compared to $37.81 million at December 31, 2018.  The percentage of the allowance to outstanding loans was 1.35% and 1.44% at June 30, 2019 and December 31, 2018, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The decrease in the allowance in 2019 is the result of change in the composition and allocation of loans within credit quality ratings, improvements in the credit quality of the Bank's loan portfolio, decreases in specific allowances on loans and improving qualitative factors.

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

Management has determined that the allowance for loan losses was appropriate at June 30, 2019, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Index

HILLS BANCORPORATION

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company decreased by $10.87 million from December 31, 2018 to June 30, 2019.  The fair value of securities available for sale was $3.87 million more than the amortized cost of such securities as of June 30, 2019.  At December 31, 2018, the fair value of the securities available for sale was $2.73 million less than the amortized cost of such securities.

Deposits increased $198.08 million in the first six months of 2019 primarily due to broker deposits and rate specials on certificate of deposits. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $174.86 million as of June 30, 2019 with an average rate of 2.47%.  Brokered deposits were $132.46 million as of December 31, 2018 with an average interest rate of 2.46%. As of June 30, 2019 and December 31, 2018, brokered deposits were 6.68% and 5.47% of total deposits, respectively.

Federal Home Loan Bank (FHLB) borrowings were $215 million as of June 30, 2019 and December 31, 2018. It is expected that the FHLB funding source will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2019, Hills Bancorporation paid a dividend of $7.66 million or $0.82 per share.  The dividend was $0.75 per share in January 2018.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2019 totaled $353.52 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of June 30, 2019 and December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of June 30, 2019 and December 31, 2018 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of June 30, 2019:
Company:
Total risk-based capital	$430,648	17.76%	8.000%	10.000%
Tier 1 risk-based capital	400,277	16.51	6.000	8.000
Tier 1 common equity	400,277	16.51	4.500	6.500
Leverage ratio	400,277	12.43	4.000	5.000
Bank:
Total risk-based capital	431,664	17.81	8.000	10.000
Tier 1 risk-based capital	401,309	16.56	6.000	8.000
Tier 1 common equity	401,309	16.56	4.500	6.500
Leverage ratio	401,309	12.47	4.000	5.000

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2018:
Company:
Total risk-based capital	$414,772	17.18%	8.00%	10.00%
Tier 1 risk-based capital	384,502	15.93	6.00	8.00
Tier 1 common equity	384,502	15.93	4.50	6.50
Leverage ratio	384,502	12.68	4.00	5.00
Bank:
Total risk-based capital	416,198	17.25	8.00	10.00
Tier 1 risk-based capital	385,943	16.00	6.00	8.00
Tier 1 common equity	385,943	16.00	4.50	6.50
Leverage ratio	385,943	12.73	4.00	5.00

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2019 and 2018

Net Income Overview

Net income increased $1.50 million for the six months ended June 30, 2019 compared to the first six months of 2018.  Total net income was $22.42 million in 2019 and $20.92 million in the comparable period in 2018, an increase of 7.18%.  The changes in net income in 2019 from the first six months of 2018 were primarily the result of the following:

•
Net interest income increased by $3.05 million, before provision expense. Total interest income increased by $7.99 million as a result of growth in the volume of earning assets and rising interest rates. Total interest expense increased by $4.94 million primarily due to rising interest rates increasing the costs of funding.

•	The provision for loan losses decreased by $1.73 million.

•	Noninterest income decreased by $0.76 million.

•	Noninterest expenses increased by $1.47 million.

•	Income tax expense increased by $1.04 million.

For the six month period ended June 30, 2019 and June 30, 2018 basic earnings per share was $2.40 and $2.23, respectively. Diluted earnings per share was $2.40 for the six months ended June 30, 2019 compared to $2.23 for the same period in 2018.

The Company’s net income is driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $48.16 million for the first six months of 2019 was derived from the Company’s $3.065 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.23%.  Average earning assets in the six months ended June 30, 2018 were $2.879 billion and the tax-equivalent net interest margin was 3.26%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $1.53 million change in income before income taxes in the six month period ended June 30, 2019.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets.  The Company expects net interest compression to impact earnings for the foreseeable future with increased costs of funding in the short-term due to competition for deposits combined with the potential future interest rate decreases by the Federal Reserve Board.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.617 billion at June 30, 2019.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction of expense of $1.79 million in 2019 compared to a reduction of expense of $0.05 million in 2018.  The Company believes that the provision for loan losses may increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $6.22 million and $5.18 million for the six months ended June 30, 2019 and 2018, respectively.  Income taxes as a percentage of income before taxes were 21.70% in 2019 and 19.83% in 2018. The increase in income taxes as a percentage of income before taxes is due to tax credits related to investments in tax credit real estate being fully utilized. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018. The quarter ended March 31, 2019 was the first with all comparable periods on a Post-Tax Act basis, therefore the Company expects income taxes as a percentage of income before taxes to be more comparable in current and future periods than it was over the previous fiscal year.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2019 and 2018

Net Interest Income

Net interest income increased for the six months ended June 30, 2019 compared to the comparable period in 2018.  The increase was as a result of growth in the average volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first six months of 2019 was 3.23% compared to 3.26% in 2018 for the same period.  Interest expense increased $4.94 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increasing interest rates on deposits. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2019 compared to the comparable period in 2018 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$163,163	0.25%	$3,592	$3,377	$6,969
Taxable securities	10,973	0.27	120	185	305
Nontaxable securities	11,469	(0.22)	146	157	303
Federal funds sold	350	0.73	3	483	486
	$185,955		$3,861	$4,202	$8,063

Interest expense:
Interest-bearing demand deposits	$36,494	0.31%	$(99)	$(1,078)	$(1,177)
Savings deposits	35,042	0.35	(143)	(1,482)	(1,625)
Time deposits	119,533	0.52	(937)	(1,613)	(2,550)
FHLB borrowings	(26,134)	(0.02)	387	22	409
Interest-bearing other liabilities	(2)	0.93	—	—	—
	$164,933		$(792)	$(4,151)	$(4,943)
Change in net interest income			$3,069	$51	$3,120
Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2019	2018
Yield on average interest-earning assets	4.34%	4.10%
Rate on average interest-bearing liabilities	1.42	1.08
Net interest spread	2.92%	3.02%
Effect of noninterest-bearing funds	0.31	0.24
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.23%	3.26%

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2019 and 2018

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met three times during the first six months of 2019.  The target rate remained at 2.50% as of June 30, 2019.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2019, the rate indexes for the one, three and five year indexes were 1.92%, 1.71% and 1.76%, respectively.  The one year index decreased 17.60% from 2.33% at June 30, 2018, the three year index decreased 34.98% and the five year index decreased 35.53%.  The three year index was 2.63% and the five year index was 2.73% at June 30, 2018.  The targeted federal funds rate was 2.50% and 2.00% at June 30, 2019 and 2018, respectively.  The Company anticipates short term and long term rates in the indexes to remain consistent for 2019.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $1.79 million for the six months ended June 30, 2019 compared to a reduction of expense of $0.05 million in 2018, a reduction of expense of $1.73 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks.  The decrease in expense in 2019 is the result of a change in the composition and allocation of loans within credit quality ratings as compared to June 30, 2018 and improvements in the credit quality of the Bank's loan portfolio.

The allowance for loan losses decreased $2.16 million during the first six months of 2019 as compared to December 31, 2018.  In the first six months of 2019, there was a decrease of $1.44 million due to changes in average balances and composition of loans outstanding and a $0.72 million decrease in the amount allocated to the allowance due to improvements in credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2019 and 2018, recoveries were $0.85 million and $0.98 million, respectively; and charge-offs were $1.22 million in 2019 and $0.81 million in 2018.  The allowance for loan losses totaled $35.65 million at June 30, 2019 compared to $37.81 million at December 31, 2018.  The allowance represented 1.35% and 1.44% of loans held for investment at June 30, 2019 and December 31, 2018.

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$863	$774	$89	11.50%
Trust fees	4,680	5,648	(968)	(17.14)
Service charges and fees	4,923	4,636	287	6.19
Other noninterest income	687	804	(117)	(14.55)
Loss on sale of investment securities	(52)	—	(52)	—
	$11,101	$11,862	$(761)	(6.42)

Noninterest income categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2019.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2019 and 2018

Loans originated for sale in the first six months of 2019 totaled $63.38 million compared to $73.46 million in the same period in 2018, a decrease of 13.72%.  In the six months ended June 30, 2019 and 2018, the net gain on sale of loans was $0.86 million and $0.77 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$18,052	$17,107	$945	5.52%
Occupancy	2,288	2,123	165	7.77
Furniture and equipment	3,337	2,964	373	12.58
Office supplies and postage	901	895	6	0.67
Advertising and business development	1,193	1,237	(44)	(3.56)
Outside services	5,095	4,925	170	3.45
FDIC insurance assessment	404	431	(27)	(6.26)
Other noninterest expense	1,139	1,254	(115)	(9.17)
	$32,409	$30,936	$1,473	4.76

In the six months ended June 30, 2019 and 2018, salaries and employee benefits expense increased $0.95 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff growth.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2019.

Discussion of operations for the three months ended June 30, 2019 and 2018

Net Income Overview

Net income increased $1.16 million for the three months ended June 30, 2019 compared to the same period in 2018.  Total net income was $11.22 million in 2019 and $10.06 million in the comparable period in 2018, an increase of 11.50%.  For the three month period ended June 30, 2019 and June 30, 2018 basic earnings per share was $1.20 and $1.07, respectively. Diluted earnings per share was $1.20 for the three months ended June 30, 2019 compared to $1.07 for the same period in 2018.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2019 and 2018

Net Interest Income

Net interest income increased for the three months ended June 30, 2019 compared to the comparable period in 2018.  The increase was primarily the result of growth in the volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  Interest expense increased $2.61 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increasing interest rates on deposits.The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended June 30, 2019 was 3.20% compared to 3.28% in 2018 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2019 compared to the comparable period in 2018 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$157,279	0.26%	$1,734	$1,696	$3,430
Taxable securities	7,892	0.20	52	58	110
Nontaxable securities	8,387	(0.26)	54	65	119
Federal funds sold	59,854	0.61	268	278	546
	$233,412		$2,108	$2,097	$4,205

Interest expense:
Interest-bearing demand deposits	$64,325	0.31%	$(93)	$(544)	$(637)
Savings deposits	40,553	0.32	(98)	(667)	(765)
Time deposits	122,317	0.50	(499)	(816)	(1,315)
FHLB borrowings	(11,393)	(0.04)	86	24	110
Interest-bearing other liabilities	—	0.24	—	—	—
	$215,802		$(604)	$(2,003)	$(2,607)
Change in net interest income			$1,504	$94	$1,598

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2019	2018
Yield on average interest-earning assets	4.34%	4.14%
Rate on average interest-bearing liabilities	1.45	1.12
Net interest spread	2.89%	3.02%
Effect of noninterest-bearing funds	0.31	0.26
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.20%	3.28%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2019 and 2018

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.54 million for the three months ended June 30, 2019 compared to an expense of $0.71 million in 2018, an expense increase of $1.25 million. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks. The decrease in expense in 2019 is the result of changes in the composition and allocation of loans within credit quality ratings as compared to June 30, 2018 and a reduction in specific reserves as of June 30, 2019 as compared to June 30, 2018.

The allowance for loan losses decreased $0.87 million during the three months ended June 30, 2019 compared to March 31, 2019.  In the three months ended June 30, 2019, there was a $1.98 million decrease in the amount allocated to the allowance due to credit quality and a $1.11 million increase due to the composition of loans outstanding.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2019 and 2018, recoveries were $0.41 million and $0.44 million, respectively; and charge-offs were $0.74 million in 2019 and $0.55 million in 2018.  The allowance for loan losses totaled $35.65 million at June 30, 2019 compared to $37.81 million at December 31, 2018.  The allowance represented 1.35% and 1.44% of loans held for investment at June 30, 2019 and December 31, 2018, respectively.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$577	$443	$134	30.25%
Trust fees	2,428	3,007	(579)	(19.26)
Service charges and fees	2,648	2,408	240	9.97
Other noninterest income	250	376	(126)	(33.51)
Loss on sale of investment securities	(52)	—	(52)	—
	$5,851	$6,234	$(383)	(6.14)

In the three months ended June 30, 2019 and 2018, the net gain on sale of loans was $0.58 million and $0.44 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Noninterest income categories experienced marginal period-to-period fluctuations for the three months ended June 30, 2019.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2019 and 2018

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$9,330	$8,823	$507	5.75%
Occupancy	1,102	1,022	80	7.83
Furniture and equipment	1,664	1,490	174	11.68
Office supplies and postage	442	461	(19)	(4.12)
Advertising and business development	555	607	(52)	(8.57)
Outside services	2,523	2,347	176	7.50
FDIC insurance assessment	195	213	(18)	(8.45)
Other noninterest expense	549	717	(168)	(23.43)
	$16,360	$15,680	$680	4.34

In the three months ended June 30, 2019 and 2018, salaries and employee benefits expense increased $0.51 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff branch growth. Outside business services increased $0.18 million for the three months ended June 30, 2019 due to outsourcing services previously managed by the Company. Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended June 30, 2019.

Income Taxes

Federal and state income tax expenses were $3.20 million and $2.60 million for the three months ended June 30, 2019 and 2018, respectively.  Income taxes as a percentage of income before taxes were 22.19% in 2019 and 20.55% in 2018. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018. The quarter ended March 31, 2019 was the first with all comparable periods on a Post-Tax Act basis, therefore the Company expects income taxes as a percentage of income before taxes to be more comparable in current and future periods than it was over the previous fiscal year.

Index

HILLS BANCORPORATION

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 9.44% of the Company’s total assets at June 30, 2019 compared to 10.48% at December 31, 2018.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2019, the Company had borrowed $215.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $697.93 million at June 30, 2019.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $461.31 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2019.

As of June 30, 2019, investment securities with a carrying value of $12.52 million were pledged to collateralize public and trust deposits, derivative financial instruments, and other borrowings.  As of December 31, 2018, investment securities with a carrying value of $9.78 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended June 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	499	$62.10	499	302,851
May 1 to May 31	588	63.04	588	302,263
June 1 to June 30	4,539	63.50	4,539	297,724
Total	5,626	$63.33	5,626	297,724

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

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q Filed with the Commission on May 6, 2015.
3.2	Amended and Restated Bylaws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q Filed with the Commission on May 6, 2019.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1), (2)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

(2)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date:	August 5 2019	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	August 5 2019	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2019

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2019 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	62-63

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	64