Form 10-Q
period 2019-09-30
HILLS BANCORPORATION
filed 2019-11-04
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Index

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		October 31, 2019

Common Stock	No par value	9,350,658

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$315,134	$43,305
Investment securities available for sale at fair value (amortized cost September 30, 2019 $319,037 December 31, 2018 $321,660)	323,377	318,926
Stock of Federal Home Loan Bank	12,265	12,172
Loans held for sale	24,857	1,984
Loans, net of allowance for loan losses (September 30, 2019 $35,570; December 31, 2018 $37,810)	2,603,311	2,591,085
Property and equipment, net	36,146	37,051
Tax credit real estate investment	8,416	9,193
Accrued interest receivable	13,502	11,784
Deferred income taxes, net	8,890	10,869
Goodwill	2,500	2,500
Other assets	9,334	3,595
Total Assets	$3,357,732	$3,042,464

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$372,020	$372,152
Interest-bearing deposits	2,328,938	2,048,972
Total deposits	$2,700,958	$2,421,124
Federal Home Loan Bank borrowings	215,000	215,000
Accrued interest payable	2,591	1,812
Other liabilities	24,046	20,776
Total Liabilities	$2,942,595	$2,658,712

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$51,302	$48,870

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued September 30, 2019 10,325,757 shares; December 31, 2018 10,325,191 shares	$—	$—
Paid in capital	55,836	52,122
Retained earnings	397,896	371,848
Accumulated other comprehensive income (loss)	1,248	(3,250)
Treasury stock at cost (September 30, 2019 984,397 shares; December 31, 2018 988,750 shares)	(39,843)	(36,968)
Total Stockholders' Equity	$415,137	$383,752
Less maximum cash obligation related to ESOP shares	51,302	48,870
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$363,835	$334,882
Total Liabilities & Stockholders' Equity	$3,357,732	$3,042,464

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$30,857	$28,280	$90,825	$81,276
Investment securities:
Taxable	825	758	2,375	2,003
Nontaxable	918	862	2,898	2,617
Federal funds sold	1,369	511	2,954	1,610
Total interest income	$33,969	$30,411	$99,052	$87,506
Interest expense:
Deposits	$7,662	$5,284	$21,418	$13,688
FHLB borrowings	1,612	1,607	4,778	5,182
Total interest expense	$9,274	$6,891	$26,196	$18,870
Net interest income	$24,695	$23,520	$72,856	$68,636
Provision for loan losses	144	1,593	(1,642)	1,539
Net interest income after provision for loan losses	$24,551	$21,927	$74,498	$67,097
Noninterest income:
Net gain on sale of loans	$1,197	$453	$2,060	$1,227
Trust fees	2,427	2,105	7,107	7,753
Service charges and fees	2,695	2,839	7,618	7,475
Other noninterest income	295	1,271	982	2,075
Gain (loss) on sale of investment securities	24	—	(28)	—
	$6,638	$6,668	$17,739	$18,530

Noninterest expenses:
Salaries and employee benefits	$9,258	$8,611	$27,310	$25,718
Occupancy	986	1,208	3,274	3,331
Furniture and equipment	1,699	1,693	5,036	4,657
Office supplies and postage	469	432	1,370	1,327
Advertising and business development	607	584	1,800	1,821
Outside services	2,729	2,767	7,824	7,692
FDIC insurance assessment	208	226	612	657
Other noninterest expense	648	434	1,787	1,688
	$16,604	$15,955	$49,013	$46,891
Income before income taxes	$14,585	$12,640	$43,224	$38,736
Income taxes	3,303	2,590	9,519	7,765
Net income	$11,282	$10,050	$33,705	$30,971

Earnings per share:
Basic	$1.21	$1.07	$3.61	$3.30
Diluted	$1.21	$1.07	$3.61	$3.30

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$11,282	$10,050	$33,705	$30,971

Other comprehensive income (loss)
Securities:
Net change in unrealized income (loss) on securities available for sale	$495	$(1,321)	$7,046	$(3,849)
Reclassification adjustment for net (gains) losses realized in net income	(24)	—	28	—
Income taxes	(118)	330	(1,765)	960
Other comprehensive income (loss) on securities available for sale	$353	$(991)	$5,309	$(2,889)
Derivatives used in cash flow hedging relationships:
Net change in unrealized (loss) income on derivatives	$(103)	$361	$(1,081)	$1,887
Income taxes	26	(90)	270	(470)
Other comprehensive (loss) income on cash flow hedges	$(77)	$271	$(811)	$1,417

Other comprehensive income (loss), net of tax	$276	$(720)	$4,498	$(1,472)

Comprehensive income	$11,558	$9,330	$38,203	$29,499

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended September 30, 2019 and 2018
	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, June 30, 2018	$51,899	$356,003	$(3,724)	$(33,886)	$(46,144)	$324,148
Issuance of 843 shares of common stock	27	—	—	21	—	48
Issuance of 1,866 shares of common stock under the employee stock purchase plan	99	—	—	—	—	99
Unearned restricted stock compensation	207	—	—	—	—	207
Forfeiture of 234 shares of common stock	(9)	—	—	—	—	(9)
Change related to ESOP shares	—	—	—	—	(1,449)	(1,449)
Net income	—	10,050	—	—	—	10,050
Purchase of 40,818 shares of common stock	—	—	—	(2,390)	—	(2,390)
Other comprehensive loss	—	—	(720)	—	—	(720)
Balance, September 30, 2018	$52,223	$366,053	$(4,444)	$(36,255)	$(47,593)	$329,984

Balance, June 30, 2019	55,515	386,614	972	(39,352)	(50,225)	353,524
Issuance of 1,468 shares of common stock	56	—	—	39	—	95
Issuance of 1,786 shares of common stock under the employee stock purchase plan	102	—	—	—	—	102
Unearned restricted stock compensation	165	—	—	—	—	165
Forfeiture of 134 shares of common stock	(8)	—	—	—	—	(8)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(1,077)	(1,077)
Net income	—	11,282	—	—	—	11,282
Purchase of 8,209 shares of common stock	—	—	—	(530)	—	(530)
Other comprehensive income	—	—	276	—	—	276
Balance, September 30, 2019	$55,836	$397,896	$1,248	$(39,843)	$(51,302)	$363,835

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Nine Months Ended September 30, 2019 and 2018
	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2017	$48,930	$341,558	$(2,446)	$(33,018)	$(43,308)	$311,716
Issuance of 94,097 shares of common stock	2,748	—	—	2,352	—	5,100
Issuance of 6,149 shares of common stock under the employee stock purchase plan	313	—	—	—	—	313
Unearned restricted stock compensation	372	—	—	—	—	372
Forfeiture of 2,996 shares of common stock	(140)					(140)
Change related to ESOP shares	—	—	—	—	(4,285)	(4,285)
Net income	—	30,971	—	—	—	30,971
Cash dividends ($0.75 per share)	—	(7,002)	—	—	—	(7,002)
Reclassification of stranded tax effects due to the Tax Cuts and Jobs Act		526	(526)			—
Purchase of 97,081 shares of common stock	—	—	—	(5,589)	—	(5,589)
Other comprehensive loss	—	—	(1,472)	—	—	(1,472)
Balance, September 30, 2018	$52,223	$366,053	$(4,444)	$(36,255)	$(47,593)	$329,984

Balance, December 31, 2018	52,122	371,848	(3,250)	(36,968)	(48,870)	334,882
Issuance of 87,959 shares of common stock	3,072	—	—	2,302	—	5,374
Issuance of 5,821 shares of common stock under the employee stock purchase plan	325	—	—	—	—	325
Unearned restricted stock compensation	572	—	—	—	—	572
Forfeiture of 5,255 shares of common stock	(262)	—	—	—	—	(262)
Share-based compensation	7	—	—	—	—	7
Change related to ESOP shares	—	—	—	—	(2,432)	(2,432)
Net income	—	33,705	—	—	—	33,705
Cash dividends ($0.82 per share)	—	(7,657)	—	—	—	(7,657)
Purchase of 83,606 shares of common stock	—	—	—	(5,177)	—	(5,177)
Other comprehensive income	—	—	4,498	—	—	4,498
Balance, September 30, 2019	$55,836	$397,896	$1,248	$(39,843)	$(51,302)	$363,835

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$33,705	$30,971
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,542	2,463
Provision for loan losses	(1,642)	1,539
Net loss on sale of investment securities available for sale	28	—
Forfeiture of common stock	(262)	(140)
Share-based compensation	7	—
Compensation expensed through issuance of common stock	348	387
Provision for deferred income taxes	484	(379)
Net (gain) loss on sale of other real estate owned and other repossessed assets	(11)	3
Increase in accrued interest receivable	(1,718)	(1,938)
Amortization of premium on investment securities, net	303	370
Increase in other assets	(1,763)	(2,120)
Amortization of operating lease right-of-use assets	265	—
Decrease in accrued interest payable and other liabilities	(40)	(1,358)
Loans originated for sale	(201,514)	(110,694)
Proceeds on sales of loans	180,701	113,680
Net gain on sales of loans	(2,060)	(1,227)
Net cash and cash equivalents provided by operating activities	$9,373	$31,557

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$51,275	$51,224
Proceeds from sales of investment securities available for sale	12,467	—
Purchases of investment securities available for sale	(61,544)	(59,757)
Loans made to customers, net of collections	(11,296)	(96,159)
Proceeds on sale of other real estate owned and other repossessed assets	63	59
Purchases of property and equipment	(1,637)	(2,088)
Net changes from tax credit real estate investment	777	912
Net cash and cash equivalents used in investing activities	$(9,895)	$(105,809)

Cash Flows from Financing Activities
Net increase in deposits	$279,834	$200,187
Net decrease in FHLB borrowings	—	(80,000)
Issuance of common stock, net of costs	5,026	4,713
Purchase of treasury stock	(5,177)	(5,589)
Proceeds from the issuance of common stock through the employee stock purchase plan	325	313
Dividends paid	(7,657)	(7,002)
Net cash and cash equivalents provided by financing activities	$272,351	$112,622

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2019	2018
Increase in cash and cash equivalents	$271,829	$38,370
Cash and cash equivalents:
Beginning of period	43,305	154,353
End of period	$315,134	$192,723

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$20,639	$13,270
Interest paid on other obligations	4,778	5,182
Income taxes paid	8,044	7,188

Noncash activities:
Increase in maximum cash obligation related to ESOP shares	$2,432	$4,285
Transfers to other real estate owned	712	65
Right-of-use assets obtained in exchange for operating lease obligations	3,581	—

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

Operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2018 filed with the Securities Exchange Commission on March 5, 2019.  The consolidated balance sheet as of December 31, 2018, has been derived from the audited consolidated financial statements for that period.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of September 30, 2019, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of September 30, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, early adoption is permitted for the fiscal year beginning after December 15, 2018. The Company has implemented a software solution provided by a third party vendor to assist in the determination of the CECL model that will be implemented. We have completed substantially all of our CECL model, and we expect to complete the validation process for our CECL model during December 2019. Our current planned approach for estimating expected life-time credit losses for loans includes the following key components:

•
An initial forecast period of one year for all portfolio segments and off-balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.

•	A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segment based on the change in key historical economic variables.

•	A reversion period of up to 3 years connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.

•
We will primarily utilize discounted cash flow (DCF) methods to estimate credit losses by portfolio segment. The DCF methods would obtain estimated life-time credit losses using the conceptual components described above.

Based on our portfolio composition at September 30, 2019, and the current economic environment, we currently estimate an overall increase in our Allowance for Credit Losses (ACL) for loans of approximately $2 million to $4 million. As of September 30, 2019, the estimated range of our unfunded commitments liability will be $1.0 million to $2.5 million. We will continue to evaluate and refine the results of our loss estimates throughout 2019. The ultimate effect of CECL on our ACL will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions at the time of adoption, as well as any refinements to our model, methodology and other key assumptions. We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of January 1, 2020 upon adoption of the new standard. An increase in the ACL will result in a decrease to our regulatory capital amounts and ratios.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangements That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 by the Company is not expected to have a material impact.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The amendments in this ASU update the Codification to reflect the amendments of various SEC disclosure requirements that the agency determined were redundant, duplicative, overlapping, outdated or superseded. The SEC amended its disclosure rules in 2018 with the aim of providing investors with useful disclosure information and to simplify compliance without significantly altering the mix of the information being provided. This ASU was effective upon release and there was no material impact on the financial statements.

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
The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common shares outstanding at the beginning of the period	9,346,449	9,373,666	9,336,441	9,335,154
Weighted average number of net shares (redeemed) issued	(160)	(22,223)	21,712	40,123
Weighted average shares outstanding (basic)	9,346,289	9,351,443	9,358,153	9,375,277
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	4,284	4,245	4,146	4,067
Weighted average number of shares (diluted)	9,350,573	9,355,688	9,362,299	9,379,344
Net income (In thousands)	$11,282	$10,050	$33,705	$30,971
Earnings per share:
Basic	$1.21	$1.07	$3.61	$3.30
Diluted	$1.21	$1.07	$3.61	$3.30

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income (Loss)

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(amounts in thousands)
Net unrealized income (loss) on available-for-sale securities	$4,340	$(2,734)
Net unrealized loss on derivatives used for cash flow hedges	(2,677)	(1,596)
Tax effect	$(415)	$1,080
Net-of-tax amount	$1,248	$(3,250)

Note 4.	Securities

The carrying values of investment securities at September 30, 2019 and December 31, 2018 are summarized in the following table (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$115,949	35.86%	$83,155	26.07%
Other securities (FHLB, FHLMC and FNMA)	20,198	6.24	34,871	10.93
State and political subdivisions	187,230	57.90	200,900	63.00
Total securities available for sale	$323,377	100.00%	$318,926	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2019 or December 31, 2018. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of September 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2019
U.S. Treasury	$114,153	$1,843	$(47)	$115,949
Other securities (FHLB, FHLMC and FNMA)	20,306	—	(108)	20,198
State and political subdivisions	184,578	2,806	(154)	187,230
Total	$319,037	$4,649	$(309)	$323,377
December 31, 2018:
U.S. Treasury	$83,839	$124	$(808)	$83,155
Other securities (FHLB, FHLMC and FNMA)	35,371	—	(500)	34,871
State and political subdivisions	202,450	278	(1,828)	200,900
Total	$321,660	$402	$(3,136)	$318,926

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2019, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$49,028	$48,979
Due after one year through five years	180,354	182,558
Due after five years through ten years	83,351	85,521
Due over ten years	6,304	6,319
Total	$319,037	$323,377

As of September 30, 2019 investment securities with a carrying value of $12.92 million were pledged to collateralize derivative financial instruments and other borrowings.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	September 30, 2019	September 30, 2018
Sales proceeds	$12,467	$—
Gross realized gains	24	—
Gross realized losses	52	—

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2019 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	6	$15,168	$(38)	0.25%	2	$4,985	$(9)	0.18%	8	$20,153	$(47)	0.23%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	8	20,198	(108)	0.53	8	20,198	(108)	0.53

State and political subdivisions	98	25,496	(127)	0.50	20	3,817	(27)	0.71	118	29,313	(154)	0.53

Total temporarily impaired securities	104	$40,664	$(165)	0.41%	30	$29,000	$(144)	0.50%	134	$69,664	$(309)	0.44%

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

Note 5.	Loans

Classes of loans are as follows:

	September 30, 2019	December 31, 2018
	(Amounts In Thousands)
Agricultural	$91,621	$92,673
Commercial and financial	219,362	229,501
Real estate:
Construction, 1 to 4 family residential	80,969	72,279
Construction, land development and commercial	108,662	113,807
Mortgage, farmland	237,513	236,454
Mortgage, 1 to 4 family first liens	913,206	912,059
Mortgage, 1 to 4 family junior liens	149,969	152,625
Mortgage, multi-family	350,378	352,434
Mortgage, commercial	401,615	383,314
Loans to individuals	32,613	30,072
Obligations of state and political subdivisions	52,030	52,725
	$2,637,938	$2,627,943
Net unamortized fees and costs	943	952
	$2,638,881	$2,628,895
Less allowance for loan losses	35,570	37,810
	$2,603,311	$2,591,085

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,535	$5,603	$2,646	$3,891	$11,384	$8,194	$1,397	$35,650
Charge-offs	(135)	(177)	—	—	(332)	—	(92)	(736)
Recoveries	18	128	2	—	317	12	35	512
Provision	288	(143)	240	96	(166)	(110)	(61)	144

Ending balance	$2,706	$5,411	$2,888	$3,987	$11,203	$8,096	$1,279	$35,570

	Nine Months Ended September 30, 2019
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Charge-offs	(135)	(641)	(9)	—	(711)	(133)	(326)	(1,955)
Recoveries	87	451	6	5	576	100	132	1,357
Provision	(35)	(225)	(401)	10	(1,178)	(36)	223	(1,642)

Ending balance	$2,706	$5,411	$2,888	$3,987	$11,203	$8,096	$1,279	$35,570

Ending balance, individually evaluated for impairment	$341	$1,008	$—	$—	$65	$1	$2	$1,417

Ending balance, collectively evaluated for impairment	$2,365	$4,403	$2,888	$3,987	$11,138	$8,095	$1,277	$34,153

Loans:

Ending balance	$91,621	$219,362	$189,631	$237,513	$1,063,175	$751,993	$84,643	$2,637,938

Ending balance, individually evaluated for impairment	$1,865	$3,176	$456	$4,117	$7,729	$2,043	$2	$19,388

Ending balance, collectively evaluated for impairment	$89,756	$216,186	$189,175	$233,396	$1,055,446	$749,950	$84,641	$2,618,550

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three and nine months ended September 30, 2018 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of September 30, 2019 and December 31, 2018, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
September 30, 2019
Grade:
Excellent	$3,484	$3,078	$—	$194
Good	12,754	40,411	8,071	24,959
Satisfactory	42,257	120,698	55,490	41,622
Monitor	26,226	44,518	14,856	33,714
Special Mention	2,700	7,069	2,552	7,539
Substandard	4,200	3,588	—	634
Total	$91,621	$219,362	$80,969	$108,662

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
September 30, 2019
Grade:
Excellent	$6,268	$1,859	$607	$21,016
Good	40,387	33,034	4,014	49,684
Satisfactory	131,790	752,092	136,188	187,940
Monitor	48,244	100,469	6,070	57,945
Special Mention	3,056	9,111	1,455	27,729
Substandard	7,768	16,641	1,635	6,064
Total	$237,513	$913,206	$149,969	$350,378

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
September 30, 2019
Grade:
Excellent	$34,016	$—	$7,652	$78,174
Good	81,831	224	16,438	311,807
Satisfactory	193,035	31,635	20,128	1,712,875
Monitor	82,657	560	7,416	422,675
Special Mention	6,122	172	396	67,901
Substandard	3,954	22	—	44,506
Total	$401,615	$32,613	$52,030	$2,637,938

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of September 30, 2019 and December 31, 2018 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2019
Agricultural	$1,438	$246	$—	$1,684	$89,937	$91,621	$—
Commercial and financial	271	200	103	574	218,788	219,362	102
Real estate:
Construction, 1 to 4 family residential	1,109	438	—	1,547	79,422	80,969	—
Construction, land development and commercial	1,041	—	33	1,074	107,588	108,662	—
Mortgage, farmland	964	406	—	1,370	236,143	237,513	—
Mortgage, 1 to 4 family first liens	973	2,874	3,276	7,123	906,083	913,206	641
Mortgage, 1 to 4 family junior liens	430	133	61	624	149,345	149,969	61
Mortgage, multi-family	—	101	—	101	350,277	350,378	—
Mortgage, commercial	598	276	182	1,056	400,559	401,615	—
Loans to individuals	144	30	3	177	32,436	32,613	—
Obligations of state and political subdivisions	—	—	—	—	52,030	52,030	—
	$6,968	$4,704	$3,658	$15,330	$2,622,608	$2,637,938	$804

December 31, 2018
Agricultural	$1,026	$—	$135	$1,161	$91,512	$92,673	$—
Commercial and financial	988	459	225	1,672	227,829	229,501	—
Real estate:
Construction, 1 to 4 family residential	—	—	212	212	72,067	72,279	212
Construction, land development and commercial	233	202	—	435	113,372	113,807	—
Mortgage, farmland	193	388	—	581	235,873	236,454	—
Mortgage, 1 to 4 family first liens	3,972	833	3,234	8,039	904,020	912,059	158
Mortgage, 1 to 4 family junior liens	199	36	—	235	152,390	152,625	—
Mortgage, multi-family	—	—	—	—	352,434	352,434	—
Mortgage, commercial	733	344	—	1,077	382,237	383,314	—
Loans to individuals	195	—	22	217	29,855	30,072	—
Obligations of state and political subdivisions	—	—	—	—	52,725	52,725	—
	$7,539	$2,262	$3,828	$13,629	$2,614,314	$2,627,943	$370

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at September 30, 2019 and December 31, 2018, was as follows:

	September 30, 2019			December 31, 2018
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,114	$—	$543	$1,338	$—	$120
Commercial and financial	820	102	2,053	1,476	—	2,686
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	212	—
Construction, land development and commercial	33	—	323	—	—	328
Mortgage, farmland	986	—	3,131	1,062	—	3,301
Mortgage, 1 to 4 family first liens	6,093	641	1,011	5,799	158	1,143
Mortgage, 1 to 4 family junior liens	—	61	24	—	—	24
Mortgage, multi-family	101	—	—	145	—	—
Mortgage, commercial	1,039	—	903	1,009	—	937
	$10,186	$804	$7,988	$10,829	$370	$8,539

(1)	There were $4.03 million and $4.84 million of TDR loans included within nonaccrual loans as of September 30, 2019 and December 31, 2018, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.43 million from December 31, 2018 to September 30, 2019 due to an increase in the number of accruing loans past due 90 days or more. As of September 30, 2019 there were 9 accruing loans past due 90 days or more. The average accruing loans past due as of September 30, 2019 are $0.09 million. There were 2 accruing loans past due 90 days or more as of December 31, 2018 and the average loan balance was $0.19 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	9	$1,657	$3	5	$1,316	$91
Commercial and financial	15	2,703	95	13	3,867	75
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	2	323	—	2	328	—
Mortgage, farmland	8	4,049	—	8	4,291	—
Mortgage, 1 to 4 family first liens	14	1,535	—	16	1,710	—
Mortgage, 1 to 4 family junior liens	1	24	—	1	24	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	8	1,724	—	9	1,839	—
Loans to individuals	—	—	—	—	—	—
	57	$12,015	$98	54	$13,375	$166

The following is a summary of TDR loans that were modified during the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	—	$—	$—	4	$574	$574
Commercial and financial	—	—	—	3	303	303
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—	—
Mortgage, farmland	—	—	—	1	620	620
Mortgage, 1 to 4 family first lien	—	—	—	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	—	—	—	—	—	—
	—	$—	$—	8	$1,497	$1,497

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.10 million in additional borrowings to restructured loan customers as of September 30, 2019.  The Company had commitments to lend $0.17 million in additional borrowings to restructured loan customers as of December 31, 2018.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended September 30, 2019 and none for the year ended December 31, 2018.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three and nine months ended September 30, 2019 is as follows:

	September 30, 2019			Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,524	$2,007	$—	$1,535	$1	$1,611	$4
Commercial and financial	1,541	2,702	—	1,875	15	2,151	51
Real estate:
Construction, 1 to 4 family residential	101	144	—	101	—	106	—
Construction, land development and commercial	355	379	—	356	4	362	13
Mortgage, farmland	4,117	4,633	—	4,144	40	4,162	118
Mortgage, 1 to 4 family first liens	6,052	7,955	—	6,108	8	6,124	22
Mortgage, 1 to 4 family junior liens	—	248	—	—	—	—	—
Mortgage, multi-family	101	213	—	103	—	123	—
Mortgage, commercial	1,871	2,702	—	1,888	10	1,980	29
Loans to individuals	—	14	—	—	—	—	—
	$15,662	$20,997	$—	$16,110	$78	$16,619	$237

With an allowance recorded:
Agricultural	$341	$341	$341	$464	$7	$491	$21
Commercial and financial	1,635	1,670	1,008	1,607	21	1,715	67
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—	—	—
Mortgage, 1 to 4 family first liens	1,593	1,700	62	1,613	12	1,529	36
Mortgage, 1 to 4 family junior liens	84	84	3	86	1	89	3
Mortgage, multi-family	—	—	—	—	—	—	—
Mortgage, commercial	71	71	1	72	1	73	3
Loans to individuals	2	2	2	2	—	2	—
	$3,726	$3,868	$1,417	$3,844	$42	$3,899	$130

Total:
Agricultural	$1,865	$2,348	$341	$1,999	$8	$2,102	$25
Commercial and financial	3,176	4,372	1,008	3,482	36	3,866	118
Real estate:
Construction, 1 to 4 family residential	101	144	—	101	—	106	—
Construction, land development and commercial	355	379	—	356	4	362	13
Mortgage, farmland	4,117	4,633	—	4,144	40	4,162	118
Mortgage, 1 to 4 family first liens	7,645	9,655	62	7,721	20	7,653	58
Mortgage, 1 to 4 family junior liens	84	332	3	86	1	89	3
Mortgage, multi-family	101	213	—	103	—	123	—
Mortgage, commercial	1,942	2,773	1	1,960	11	2,053	32
Loans to individuals	2	16	2	2	—	2	—
	$19,388	$24,865	$1,417	$19,954	$120	$20,518	$367

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans decreased $8.60 million from December 31, 2018 to September 30, 2019.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 0.73% of loans held for investment as of September 30, 2019 and 1.06% as of December 31, 2018.  The decrease in impaired loans is due to a decrease of $7.83 million in loans with a specific reserve, a decrease in TDR loans of $0.55 million, a decrease in nonaccrual loans of $0.64 million, and is offset by a $0.43 million increase in 90 days or more accruing loans from December 31, 2018 to September 30, 2019.

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

For the nine months ended September 30, 2019, total operating lease expense was $0.47 million included in occupancy expenses in the consolidated statement of income. Included in this were $0.40 million of operating lease costs, $0.02 million of short term lease costs, and $0.05 million of variable lease costs.
For the nine months ended September 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.40 million and right-of-use assets obtained in exchange for lease obligations was $3.58 million.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2019, operating lease right-of-use assets included in other assets was $3.30 million and liabilities was $3.32 million. The weighted average remaining lease term for operating leases was 10.99 years and the weighted average discount rate for operating leases was 3.45%. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of September 30, 2019, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2019	$117
2020	470
2021	456
2022	447
2023	301
Thereafter	2,259
Total lease payments	4,050
Less imputed interest	(734)
Total operating lease liabilities	$3,316

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2019 are as follows:

	September 30, 2019
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$315,134	$315,134	$315,134	$—	$—
Investment securities	335,642	335,642	115,949	219,693	—
Loans held for sale	24,857	24,857	—	24,857	—
Loans
Agricultural	88,915	91,215	—	—	91,215
Commercial and financial	213,951	218,564	—	—	218,564
Real estate:
Construction, 1 to 4 family residential	79,640	81,500	—	—	81,500
Construction, land development and commercial	107,103	108,135	—	—	108,135
Mortgage, farmland	233,526	233,940	—	—	233,940
Mortgage, 1 to 4 family first liens	904,581	903,249	—	—	903,249
Mortgage, 1 to 4 family junior liens	148,334	144,653	—	—	144,653
Mortgage, multi-family	346,532	350,285	—	—	350,285
Mortgage, commercial	397,365	395,913	—	—	395,913
Loans to individuals	31,854	33,164	—	—	33,164
Obligations of state and political subdivisions	51,510	51,620	—	—	51,620
Accrued interest receivable	13,502	13,502	—	13,502	—
Total financial instrument assets	$3,292,446	$3,301,373	$431,083	$258,052	$2,612,238
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$372,020	$372,020	$—	$372,020	$—
Interest-bearing deposits	2,328,938	2,342,313	—	2,342,313	—
Federal Home Loan Bank borrowings	215,000	208,682	—	208,682	—
Interest rate swaps	2,677	2,677	—	2,677	—
Accrued interest payable	2,591	2,591	—	2,591	—
Total financial instrument liabilities	$2,921,226	$2,928,283	$—	$2,928,283	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$452,367	$—	$—	$—	$—
Letters of credit	7,725	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$460,092	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2019.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

Loans held for sale and Loans:  ASU 2016-01, Financial Instruments -Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Therefore, the fair value presented herein may not be comparable to prior periods. Methodologies utilized for this financial statement period are as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$115,949	$—	$—	$115,949
State and political subdivisions	—	187,230	—	187,230
Other securities (FHLB, FHLMC and FNMA)	—	20,198	—	20,198
Derivative Financial Instruments
Interest rate swaps	$—	(2,677)	$—	(2,677)
Total	$115,949	$204,751	$—	$320,700

	December 31, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$83,155	$—	$—	$83,155
State and political subdivisions	—	200,900	—	200,900
Other securities (FHLB, FHLMC and FNMA)	—	34,871	—	34,871
Derivative Financial Instruments
Interest rate swaps	—	(1,596)	—	(1,596)
Total	$83,155	$234,175	$—	$317,330

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2019 and the year ended December 31, 2018.

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

	September 30, 2019				Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,200	$1,200	$—	$—
Commercial and financial	—	—	1,975	1,975	92	342
Real Estate:						—
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	249	249	—	8
Mortgage, farmland	—	—	3,612	3,612	—	—
Mortgage, 1 to 4 family first liens	—	—	6,912	6,912	142	261
Mortgage, 1 to 4 family junior liens	—	—	23	23	—	—
Mortgage, multi-family	—	—	100	100	—	—
Mortgage, commercial	—	—	1,479	1,479	—	97
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$15,550	$15,550	$234	$708

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2020.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,210,485 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2019.  Of these 1,210,485 shares, 8,209 shares were purchased during the quarter ended September 30, 2019, at an average price per share of $64.49.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $77.58 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

Contingencies:  In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some of which seek substantial relief or damages.  While the ultimate outcome of such legal proceedings cannot be predicted with certainty, after reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the Company’s business, financial conditions, or results of operations.

On April 10, 2019, Hills Bank was sued in a class action lawsuit.  The lawsuit seeks class action status for customers who had paid overdraft fees on debit card transactions that were authorized into a positive account, but settled into a negative account.  Plaintiff contends that these overdraft fees breached the terms of Hills Bank’s account documents.  Plaintiff seeks compensatory and punitive damages for breach of contract.  The Bank disputes the merits of Plaintiff’s claims and filed a motion to dismiss the case, which the Court denied.  At this stage of the proceedings, it is not possible for management of the Bank to determine the probability of an adverse outcome or reasonably estimate the amount of any potential loss.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$67,224	$59,330
Credit cards	55,879	52,802
Commercial, real estate and home construction	119,866	89,171
Commercial lines and real estate purchase loans	209,398	174,637
Outstanding letters of credit	7,725	9,033

Note 10.	Income Taxes

Federal income tax expense for the nine months ended September 30, 2019 and 2018 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2018, 2017, and 2016 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2018, 2017, and 2016 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2019  and December 31, 2018 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2019, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2020. Income taxes as a percentage of income before taxes were 22.02% for the nine months ended September 30, 2019 and 20.05% for the same period in 2018.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018.

Note 11.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $2.68 million of collateral as of September 30, 2019.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of September 30, 2019 and December 31, 2018:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
September 30, 2019
Interest rate swap	$25,000	$(326)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,351)	Other Liabilities	11/7/2023

December 31, 2018
Interest rate swap	$25,000	$(120)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,476)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the nine months ended September 30, 2019 and year ended December 31, 2018:

	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
September 30, 2019
Interest rate swap	$(155)	Interest Expense	$—	Other Income	$—
Interest rate swap	(656)	Interest Expense	—	Other Income	—

December 31, 2018
Interest rate swap	$347	Interest Expense	$—	Other Income	$—
Interest rate swap	571	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of September 30, 2019 and December 31, 2018 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At September 30, 2019, the Bank has nineteen full-service locations.

Net income for the nine month period ended September 30, 2019 was $33.71 million compared to $30.97 million for the same nine months of 2018, an increase of 8.83%.  The $2.73 million increase in net income was caused by a number of factors.  The principal factors in the increase in net income for the first nine months of 2019 are an increase in net interest income of $4.22 million and a decrease in the provision for loan losses of $3.18 million. These changes were offset by a decrease in noninterest income of $0.79 million, an increase in income tax expense of $1.75 million and an increase in noninterest expenses of $2.12 million.

The Company achieved a return on average assets of 1.25% and a return on average equity of 11.38% for the twelve months ended September 30, 2019, compared to the twelve months ended September 30, 2018, which were 1.20% and 11.12%, respectively.  Dividends of $0.82 per share were paid in January 2019 to 2,481 shareholders.  The 2018 dividend was $0.75 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.20% for the nine months ended September 30, 2019 compared to 3.24% for the same nine months of 2018.  Average earning assets were $3.108 billion year to date in 2019 and $2.891 billion in 2018.

Index

HILLS BANCORPORATION

Highlights noted on the balance sheet as of September 30, 2019 for the Company included the following:

•	Total assets were $3.358 billion, an increase of $315.27 million since December 31, 2018.

•
Cash and cash equivalents were $315.13 million, an increase of $271.83 million since December 31, 2018. Cash and cash equivalents growth included approximately $122 million of certificates of deposit and approximately $5.56 million of brokered deposits.

•	Net loans were $2.628 billion, an increase of $35.10 million since December 31, 2018. Loans held for sale increased $22.87 million since December 31, 2018.

•	Deposits increased $279.83 million since December 31, 2018.

Reference is made to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Financial Condition

Loan demand is expected to remain steady throughout the year ending December 31, 2019 and into 2020.  As indicated in the table below, growth is primarily in 1 to 4 family residential construction and commercial real estate loans.

The following table sets forth the composition of the loan portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$91,621	3.47%	$92,673	3.53%
Commercial and financial	219,362	8.32	229,501	8.73
Real estate:
Construction, 1 to 4 family residential	80,969	3.07	72,279	2.75
Construction, land development and commercial	108,662	4.12	113,807	4.33
Mortgage, farmland	237,513	9.00	236,454	9.00
Mortgage, 1 to 4 family first liens	913,206	34.62	912,059	34.71
Mortgage, 1 to 4 family junior liens	149,969	5.69	152,625	5.81
Mortgage, multi-family	350,378	13.28	352,434	13.41
Mortgage, commercial	401,615	15.22	383,314	14.58
Loans to individuals	32,613	1.24	30,072	1.14
Obligations of state and political subdivisions	52,030	1.97	52,725	2.01
	$2,637,938	100.00%	$2,627,943	100.00%
Net unamortized fees and costs	943		952
	$2,638,881		$2,628,895
Less allowance for loan losses	35,570		37,810
	$2,603,311		$2,591,085

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,706	7.61%	3.47%	$2,789	7.38%	3.53%
Commercial and financial	5,411	15.21	8.32	5,826	15.41	8.73
Real estate:
Construction, 1 to 4 family residential	1,329	3.74	3.07	1,297	3.43	2.75
Construction, land development and commercial	1,559	4.38	4.12	1,995	5.28	4.33
Mortgage, farmland	3,987	11.21	9.00	3,972	10.51	9.00
Mortgage, 1 to 4 family first liens	9,568	26.90	34.62	10,750	28.43	34.71
Mortgage, 1 to 4 family junior liens	1,635	4.60	5.69	1,766	4.67	5.81
Mortgage, multi-family	3,846	10.81	13.28	4,083	10.80	13.41
Mortgage, commercial	4,250	11.95	15.22	4,082	10.80	14.58
Loans to individuals	759	2.13	1.24	723	1.91	1.14
Obligations of state and political subdivisions	520	1.46	1.97	527	1.38	2.01
	$35,570	100.00%	100.00%	$37,810	100.00%	100.00%

The allowance for loan losses totaled $35.57 million at September 30, 2019 compared to $37.81 million at December 31, 2018.  The percentage of the allowance to outstanding loans was 1.35% and 1.44% at September 30, 2019 and December 31, 2018, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The decrease in the allowance in 2019 is the result of change in the composition and allocation of loans within credit quality ratings, improvements in the credit quality of the Bank's loan portfolio, decreases in specific allowances on loans and improving qualitative factors.

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

Management has determined that the allowance for loan losses was appropriate at September 30, 2019, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Index

HILLS BANCORPORATION

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $4.45 million from December 31, 2018 to September 30, 2019.  The fair value of securities available for sale was $4.34 million more than the amortized cost of such securities as of September 30, 2019.  At December 31, 2018, the fair value of the securities available for sale was $2.73 million less than the amortized cost of such securities.

Deposits increased $279.83 million in the first nine months of 2019 primarily due to broker deposits and rate specials on certificate of deposits. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $138.03 million as of September 30, 2019 with an average rate of 2.22%.  Brokered deposits were $132.46 million as of December 31, 2018 with an average interest rate of 2.46%. As of September 30, 2019 and December 31, 2018, brokered deposits were 5.11% and 5.47% of total deposits, respectively.

Federal Home Loan Bank (FHLB) borrowings were $215 million as of September 30, 2019 and December 31, 2018. It is expected that the FHLB funding source will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2019, Hills Bancorporation paid a dividend of $7.66 million or $0.82 per share.  The dividend was $0.75 per share in January 2018.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2019 totaled $363.84 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A new capital conservation buffer is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of September 30, 2019 and December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of September 30, 2019 and December 31, 2018 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of September 30, 2019:
Company:
Total risk-based capital	$442,360	17.89%	8.000%	10.000%
Tier 1 risk-based capital	411,389	16.63	6.000	8.000
Tier 1 common equity	411,389	16.63	4.500	6.500
Leverage ratio	411,389	12.46	4.000	5.000
Bank:
Total risk-based capital	443,870	17.96	8.000	10.000
Tier 1 risk-based capital	412,915	16.71	6.000	8.000
Tier 1 common equity	412,915	16.71	4.500	6.500
Leverage ratio	412,915	12.51	4.000	5.000

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2018:
Company:
Total risk-based capital	$414,772	17.18%	8.00%	10.00%
Tier 1 risk-based capital	384,502	15.93	6.00	8.00
Tier 1 common equity	384,502	15.93	4.50	6.50
Leverage ratio	384,502	12.68	4.00	5.00
Bank:
Total risk-based capital	416,198	17.25	8.00	10.00
Tier 1 risk-based capital	385,943	16.00	6.00	8.00
Tier 1 common equity	385,943	16.00	4.50	6.50
Leverage ratio	385,943	12.73	4.00	5.00

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2019 and 2018

Net Income Overview

Net income increased $2.73 million for the nine months ended September 30, 2019 compared to the first nine months of 2018.  Total net income was $33.71 million in 2019 and $30.97 million in the comparable period in 2018, an increase of 8.83%.  The changes in net income in 2019 from the first nine months of 2018 were primarily the result of the following:

•
Net interest income increased by $4.22 million, before provision expense. Total interest income increased by $11.55 million as a result of growth in the volume of earning assets and rising interest rates. Total interest expense increased by $7.33 million primarily due to rising interest rates increasing the costs of funding.

•	The provision for loan losses decreased by $3.18 million.

•	Noninterest income decreased by $0.79 million.

•	Noninterest expenses increased by $2.12 million.

•	Income tax expense increased by $1.75 million.

For the nine month period ended September 30, 2019 and September 30, 2018 basic earnings per share was $3.61 and $3.30, respectively. Diluted earnings per share was $3.61 for the nine months ended September 30, 2019 compared to $3.30 for the same period in 2018.

The Company’s net income is driven primarily by three important factors.  The first important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $72.86 million for the first nine months of 2019 was derived from the Company’s $3.108 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.20%.  Average earning assets in the nine months ended September 30, 2018 were $2.891 billion and the tax-equivalent net interest margin was 3.24%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $2.33 million change in income before income taxes in the nine month period ended September 30, 2019.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets.  The Company expects net interest compression to impact earnings for the foreseeable future with increased costs of funding in the short-term due to competition for deposits combined with the potential future interest rate decreases by the Federal Reserve Board.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The second significant factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.628 billion at September 30, 2019.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was a reduction of expense of $1.64 million in 2019 compared to an expense of $1.54 million in 2018.  The reduction is primarily attributable to a decrease in specific reserves on loans and decreases in qualitative factors related to land development and commercial construction, multi-family real estate, commercial real estate and 1 to 4 family first lien mortgages. The Company believes that the provision for loan losses may increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio.

The third significant factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $9.52 million and $7.77 million for the nine months ended September 30, 2019 and 2018, respectively.  Income taxes as a percentage of income before taxes were 22.02% in 2019 and 20.05% in 2018. The increase in income taxes as a percentage of income before taxes is due to tax credits related to investments in tax credit real estate being fully utilized. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018. The quarter ended March 31, 2019 was the first with all comparable periods on a Post-Tax Act basis, therefore the Company expects income taxes as a percentage of income before taxes to be more comparable in current and future periods than it was over the previous fiscal year.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2019 and 2018

Net Interest Income

Net interest income increased for the nine months ended September 30, 2019 compared to the comparable period in 2018.  The increase was as a result of growth in the average volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first nine months of 2019 was 3.20% compared to 3.24% in 2018 for the same period.  Interest expense increased $7.33 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increasing interest rates on deposits. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2019 compared to the comparable period in 2018 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$147,468	0.24%	$4,993	$4,565	$9,558
Taxable securities	10,767	0.19	197	175	372
Nontaxable securities	9,418	0.14	183	195	378
Federal funds sold	49,762	0.53	659	685	1,344
	$217,415		$6,032	$5,620	$11,652

Interest expense:
Interest-bearing demand deposits	$61,508	0.30%	$(266)	$(1,589)	$(1,855)
Savings deposits	24,334	0.27	(150)	(1,736)	(1,886)
Time deposits	124,502	0.51	(1,539)	(2,450)	(3,989)
FHLB borrowings	(17,422)	(0.01)	388	16	404
Interest-bearing other liabilities	(2)	0.76	—	—	—
	$192,920		$(1,567)	$(5,759)	$(7,326)
Change in net interest income			$4,465	$(139)	$4,326
Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2019	2018
Yield on average interest-earning assets	4.32%	4.11%
Rate on average interest-bearing liabilities	1.44	1.12
Net interest spread	2.88%	2.99%
Effect of noninterest-bearing funds	0.32	0.25
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.20%	3.24%

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2019 and 2018

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met six times during the first nine months of 2019.  The target rate decreased to 2.00% as of September 30, 2019.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2019, the rate indexes for the one, three and five year indexes were 1.75%, 1.56% and 1.55%, respectively.  The one year index decreased 32.43% from 2.59% at September 30, 2018, the three year index decreased 45.83% and the five year index decreased 42.28%.  The three year index was 2.88% and the five year index was 2.94% at September 30, 2018.  The targeted federal funds rate was 2.00% and 2.25% at September 30, 2019 and 2018, respectively.  The Company anticipates short term and long term rates in the indexes to remain consistent for 2019.

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $1.64 million for the nine months ended September 30, 2019 compared to an expense of $1.54 million in 2018, a reduction of expense of $3.18 million.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks.  The decrease in expense in 2019 is the result of a change in the composition and allocation of loans within credit quality ratings as compared to September 30, 2018 and improvements in the credit quality of the Bank's loan portfolio.

The allowance for loan losses decreased $2.24 million during the first nine months of 2019 as compared to December 31, 2018.  In the first nine months of 2019, there was a decrease of $1.44 million due to changes in average balances and composition of loans outstanding and a $0.80 million decrease in the amount allocated to the allowance due to improvements in credit quality.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2019 and 2018, recoveries were $1.36 million and $1.78 million, respectively; and charge-offs were $1.96 million in 2019 and $1.71 million in 2018.  The allowance for loan losses totaled $35.57 million at September 30, 2019 compared to $37.81 million at December 31, 2018.  The allowance represented 1.35% and 1.44% of loans held for investment at September 30, 2019 and December 31, 2018.

Noninterest Income

The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$2,060	$1,227	$833	67.89%
Trust fees	7,107	7,753	(646)	(8.33)
Service charges and fees	7,618	7,475	143	1.91
Other noninterest income	982	2,075	(1,093)	(52.67)
Loss on sale of investment securities	(28)	—	(28)	—
	$17,739	$18,530	$(791)	(4.27)

Loans originated for sale in the first nine months of 2019 totaled $201.51 million compared to $110.69 million in the same period in 2018, an increase of 82.05%. In the nine months ended September 30, 2019 and 2018, the net gain on sale of loans was $2.06 million and $1.23 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can

Index

HILLS BANCORPORATION

vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Other noninterest income decreased $1.09 million in the nine months ended September 30, 2019 compared to September 30, 2018 primarily due to the sale of the insurance department in August 2018 for a gain of $885,000.

Other noninterest income categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2019.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2019 and 2018

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$27,310	$25,718	$1,592	6.19%
Occupancy	3,274	3,331	(57)	(1.71)
Furniture and equipment	5,036	4,657	379	8.14
Office supplies and postage	1,370	1,327	43	3.24
Advertising and business development	1,800	1,821	(21)	(1.15)
Outside services	7,824	7,692	132	1.72
FDIC insurance assessment	612	657	(45)	(6.85)
Other noninterest expense	1,787	1,688	99	5.86
	$49,013	$46,891	$2,122	4.53

In the nine months ended September 30, 2019 and 2018, salaries and employee benefits expense increased $1.59 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff growth.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2019.

Discussion of operations for the three months ended September 30, 2019 and 2018

Net Income Overview

Net income increased $1.23 million for the three months ended September 30, 2019 compared to the same period in 2018.  Total net income was $11.28 million in 2019 and $10.05 million in the comparable period in 2018, an increase of 12.26%.  For the three month period ended September 30, 2019 and September 30, 2018 basic earnings per share was $1.21 and $1.07, respectively. Diluted earnings per share was $1.21 for the three months ended September 30, 2019 compared to $1.07 for the same period in 2018.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2019 and 2018

Net Interest Income

Net interest income increased for the three months ended September 30, 2019 compared to the comparable period in 2018.  The increase was primarily the result of growth in the volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  Interest expense increased $2.38 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increasing interest rates on deposits.The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended September 30, 2019 was 3.13% compared to 3.27% in 2018 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2019 compared to the comparable period in 2018 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$116,080	0.20%	$1,388	$1,201	$2,589
Taxable securities	10,355	0.03	78	(11)	67
Nontaxable securities	5,315	0.08	36	37	73
Federal funds sold	148,587	0.18	747	111	858
	$280,337		$2,249	$1,338	$3,587

Interest expense:
Interest-bearing demand deposits	$114,140	0.27%	$(185)	$(492)	$(677)
Savings deposits	2,919	0.12	11	(273)	(262)
Time deposits	134,439	0.48	(604)	(835)	(1,439)
FHLB borrowings	3	0.01	—	(5)	(5)
Interest-bearing other liabilities	(3)	(0.09)	—	—	—
	$251,498		$(778)	$(1,605)	$(2,383)
Change in net interest income			$1,471	$(267)	$1,204

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2019	2018
Yield on average interest-earning assets	4.28%	4.20%
Rate on average interest-bearing liabilities	1.47	1.21
Net interest spread	2.81%	2.99%
Effect of noninterest-bearing funds	0.32	0.28
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.13%	3.27%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2019 and 2018

Provision for Loan Losses

The provision for loan losses was an expense of $0.14 million for the three months ended September 30, 2019 compared to an expense of $1.59 million in 2018, an expense decrease of $1.45 million. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks. The decrease in expense in 2019 is the result of changes in the composition and allocation of loans within credit quality ratings as compared to September 30, 2018 and a reduction in specific reserves as of September 30, 2019 as compared to September 30, 2018.

The allowance for loan losses decreased $0.08 million during the three months ended September 30, 2019 compared to September 30, 2018.  In the three months ended September 30, 2019, there was a $0.08 million decrease in the amount allocated to the allowance due to credit quality and no material change due to the composition of loans outstanding.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2019 and 2018, recoveries were $0.51 million and $0.80 million, respectively; and charge-offs were $0.74 million in 2019 and $0.89 million in 2018.  The allowance for loan losses totaled $35.57 million at September 30, 2019 compared to $37.81 million at December 31, 2018.  The allowance represented 1.35% and 1.44% of loans held for investment at September 30, 2019 and December 31, 2018, respectively.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,197	$453	$744	164.24%
Trust fees	2,427	2,105	322	15.30
Service charges and fees	2,695	2,839	(144)	(5.07)
Other noninterest income	295	1,271	(976)	(76.79)
Gain on sale of investment securities	24	—	24	—
	$6,638	$6,668	$(30)	(0.45)

In the three months ended September 30, 2019 and 2018, the net gain on sale of loans was $1.20 million and $0.45 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Other noninterest income decreased $0.98 million in the three months ended September 30, 2019 compared to September 30, 2018 primarily due to the sale of the insurance department in August 2018 for a gain of $885,000.

Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended September 30, 2019.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2019 and 2018

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$9,258	$8,611	$647	7.51%
Occupancy	986	1,208	(222)	(18.38)
Furniture and equipment	1,699	1,693	6	0.35
Office supplies and postage	469	432	37	8.56
Advertising and business development	607	584	23	3.94
Outside services	2,729	2,767	(38)	(1.37)
FDIC insurance assessment	208	226	(18)	(7.96)
Other noninterest expense	648	434	214	49.31
	$16,604	$15,955	$649	4.07

In the three months ended September 30, 2019 and 2018, salaries and employee benefits expense increased $0.65 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff branch growth.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended September 30, 2019.

Income Taxes

Federal and state income tax expenses were $3.30 million and $2.59 million for the three months ended September 30, 2019 and 2018, respectively.  Income taxes as a percentage of income before taxes were 22.65% in 2019 and 20.49% in 2018. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018. The quarter ended March 31, 2019 was the first with all comparable periods on a Post-Tax Act basis, therefore the Company expects income taxes as a percentage of income before taxes to be more comparable in current and future periods than it was over the previous fiscal year.

Index

HILLS BANCORPORATION

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 9.63% of the Company’s total assets at September 30, 2019 compared to 10.48% at December 31, 2018.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2019, the Company had borrowed $215.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $693.89 million at September 30, 2019.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $472.91 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2019.

As of September 30, 2019, investment securities with a carrying value of $12.92 million were pledged to collateralize public and trust deposits, derivative financial instruments, and other borrowings.  As of December 31, 2018, investment securities with a carrying value of $9.78 million were pledged.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

HILLS BANCORPORATION
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some of which seek substantial relief or damages.  While the ultimate outcome of such legal proceedings cannot be predicted with certainty, after reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the Company’s business, financial conditions, or results of operations.

On April 10, 2019, Hills Bank was sued in a class action lawsuit.  The lawsuit seeks class action status for customers who had paid overdraft fees on debit card transactions that were authorized into a positive account, but settled into a negative account.  Plaintiff contends that these overdraft fees breached the terms of Hills Bank’s account documents.  Plaintiff seeks compensatory and punitive damages for breach of contract.  The Bank disputes the merits of Plaintiff’s claims and filed a motion to dismiss the case, which the Court denied.  At this stage of the proceedings, it is not possible for management of the Bank to determine the probability of an adverse outcome or reasonably estimate the amount of any potential loss.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended September 30, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 31	55	$63.50	55	297,669
August 1 to August 31	1,430	64.49	1,430	296,239
September 1 to September 30	6,724	64.50	6,724	289,515
Total	8,209	$64.49	8,209	289,515

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

HILLS BANCORPORATION

Date:	November 4 2019	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	November 4 2019	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2019

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2019 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	63-64

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	65