Form 10-K
period 2019-12-31
HILLS BANCORPORATION
filed 2020-03-06
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   October 1, 2019  to December 31, 2019

Commission file number 0-12668

Hills Bancorporation
(Exact name of registrant as specified in its charter)

Iowa			42-1208067
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

131 E. Main Street, PO Box 160	Hills	Iowa	52235
(Address of Principal Executive Offices)			(Zip Code)
(319) 679-2291
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

_________________________________________________No par value common stock_______________________________________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2019, based on the most recent sale price of $63.50 per share, and 7,726,130 shares held was $490,609,255.  Common stock held by non-affiliates excludes 1,620,319 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 29, 2020 is 9,435,369 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement dated March 20, 2020 for the Annual Meeting of the Shareholders of the Registrant to be held April 20, 2020 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $2.244 billion and comprised 85.03% of the Bank’s loan portfolio as of December 31, 2019.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2019, mortgage loans totaled $2.056 billion and comprised 77.89% of the Bank’s loan portfolio.

Residential real estate loans totaled $1,059.97 million and were 40.16% of the Bank’s loan portfolio as of December 31, 2019.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $402.18 million and were 15.24% of the Bank’s loan portfolio at December 31, 2019.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $350.76 million and were 13.29% of the Bank’s loan portfolio at December 31, 2019.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $242.73 million and were 9.20% of the Bank’s loan portfolio at December 31, 2019.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2019, construction loans for personal residences totaled $80.21 million and were 3.04% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $108.41 million and were 4.10% of the Bank’s loan portfolio.  In total, construction loans totaled $188.62 million and were 7.14% of the Bank’s loan portfolio as of December 31, 2019.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $221.32 million and comprised 8.39% of the total loan portfolio at December 31, 2019.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $91.32 million and constituted 3.46% of the total loan portfolio at December 31, 2019.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2019, consumer loans totaled $32.31 million and were 1.22% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $49.90 million and comprised 1.90% of the Bank’s total loan portfolio at December 31, 2019.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand, savings and time deposits.

Average Daily Balances

The following table shows average balances of assets, liabilities and stockholders’ equity:

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2019	2018	2017
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$27,663	$27,914	$27,409
Interest-bearing cash and cash equivalents	190,205	105,609	37,024
Taxable securities	139,188	128,128	105,059
Nontaxable securities	189,739	180,912	168,877
Federal funds sold	79	46	71
Loans, net	2,611,546	2,487,736	2,340,606
Property and equipment, net	36,584	37,766	38,139
Other assets	44,631	32,178	39,175
	$3,239,635	$3,000,289	$2,756,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$366,682	$364,916	$342,640
Interest-bearing demand deposits	716,848	644,712	548,598
Savings deposits	851,503	832,772	748,862
Time deposits	661,548	537,575	451,208
Other borrowings	8	9	28,602
FHLB borrowings	213,468	228,066	268,411
Noninterest-bearing other liabilities	26,162	21,773	22,226
Redeemable common stock held by Employee Stock Ownership Plan	50,348	46,089	42,045
Stockholders' equity	353,068	324,377	303,768
	$3,239,635	$3,000,289	$2,756,360

Other Information

The Bank’s business is not seasonal.  As of December 31, 2019, the Company had no employees and the Bank had 432 full-time and 52 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers of the Registrant
The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	67	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Shari J. DeMaris	50	Ms. DeMaris has held the position of Secretary, Treasurer and Principal Financial Officer since 2012.

Bank
Timothy D. Finer	58	Mr. Finer has held the position of Senior Vice President, Director of Real Estate Lending since 2005.

Steven R. Ropp	59	Mr. Ropp has held the position of Senior Vice President, Director of Commercial Banking since 2008.

Bradford C. Zuber	63	Mr. Zuber has held the position of Senior Vice President, Director of Trust Services since 1987.

Brian R. Globokar	46	Mr. Globokar has held the position of Senior Vice President, Trust Officer since 2015.

Joan M. Frieden	49	Ms. Frieden has held the position of Senior Vice President, Human Resource Director since 2005.

Kenneth W. Hinrichs	46	Mr. Hinrichs has held the position of Senior Vice President, Director of Operations and Digital Banking since 2019.

Kevin H. Sheehan	49	Mr. Sheehan has held the position of Senior Vice President, Director of Risk Management since 2019.

Lisa A. Shileny	43	Ms. Shileny has held the position of Senior Vice President, Director of Administration since 2019.

Neal T. Marple	50	Mr. Marple has held the position of Senior Vice President, Director of Information Services since 2019.

Nicole M. Slaubaugh	42	Ms. Slaubaugh has held the position of Senior Vice President, Director of Retail Banking since 2016.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 120,400.  Johnson County, Iowa has a population of approximately 154,600.  The University of Iowa in Iowa City has approximately 32,500 students and 36,400 full and part-time employees, including 11,600 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of about 4,700. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 174,600 including approximately 39,200 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 228,600.  The largest employer in the Cedar Rapids area is Collins Aerospace, manufacturer of communications instruments, with approximately 9,400 employees.

Washington County

The Bank has offices located in Kalona, Washington and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 14 miles north of Washington. Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,900, Washington has a population of approximately 7,200 and Wellman has a population of about 1,400.  The population of Washington County is approximately 22,100.  Kalona, Washington and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2019 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	9	$1,925	7	$488	3	$208
Branches of largest competing national bank	5	234	8	841	1	22
Largest competing independent bank	7	719	5	1,151	2	202
Largest competing credit union (1)	6	4,320	7	979	1	1
All other bank and credit union offices	22	956	81	3,384	8	211
Total Market in County	49	$8,154	108	$6,843	15	$644

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

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A capital conservation buffer was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. As of December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements, with a Tier 1 Leverage Capital Ratio of 12.77%, with Common Equity Tier 1 Ratio of 16.90%, with Tier 1 Risk-Based Capital Ratio of 16.90% and Total Risk-Based Capital Ratio of 18.15%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2019, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 0.00 basis points due to the FICO bonds maturing in 2019.

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.50% plus a fully-funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2019, the Tier 1 risk-based leverage ratio of the Bank was 12.81% and exceeded the ratio required by the Superintendent.

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

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2019 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2019:
Company:
Total risk-based capital	$454,452	18.15%	8.00%	10.00%
Tier 1 risk-based capital	423,122	16.90	6.00	8.00
Tier 1 common equity	423,122	16.90	4.50	6.50
Leverage ratio	423,122	12.77	4.00	5.00
Bank:
Total risk-based capital	455,440	18.20	8.00	10.00
Tier 1 risk-based capital	424,127	16.95	6.00	8.00
Tier 1 common equity	424,127	16.95	4.50	6.50
Leverage ratio	424,127	12.81	4.00	5.00

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

Dividends.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2019.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $223.92 million of the Bank’s Tier 1 capital of $424.13 million as of December 31, 2019, is available for the payment of dividends to the Company. Also, the capital conservation buffer discussed previously could limit the amount of payment of dividends if the Company fails to maintain required capital levels.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Act was signed into law on July 21, 2010.  The Dodd-Frank Act represents the most sweeping financial services industry reform since the 1930s.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the Dodd-Frank Act.  The Dodd-Frank Act is expected to be fully phased in over twelve years.  Among other things, the Dodd-Frank Act may result in added costs of doing business and regulatory compliance burdens and affect competition among financial services entities.  Uncertainty exists as to the ultimate impact of many provisions of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole and on the Company’s business, results of operations and financial condition.  Additional information, including a summary of certain provisions of the Dodd-Frank Act, is available on the Federal Deposit Insurance Corporation website at www.fdic.gov/regulations/reform/initiatives.html.

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

Our primary market includes the Iowa counties of Johnson, Linn and Washington.  Our market has been one of the strongest economic areas in Iowa exhibiting economic growth over the past ten years.  The unemployment rate for our prime market area is favorable and the rate historically has been lower than the unemployment rates for both the United States and the State of Iowa.  However, unfavorable or uncertain economic and market conditions may adversely affect our business and profitability.  Our business faces various material risks, including credit risk, liquidity risk and the risk that the demand for our products and services will decrease.  Consumer confidence, real estate values, interest rates and investment returns could make the types of loans we originate less profitable and could increase our credit risk and litigation expense.  And, while the presence of the University of Iowa and its affiliated institutions has a significant favorable impact upon the regional economy, it is unclear what impact the State budget and funding models will have on the University of Iowa and the University of Iowa Hospitals and Clinics.

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

Throughout 2018 and 2019, the U.S. government implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. The United States and these countries may impose additional tariffs and retaliatory tariffs in the future. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including agricultural products such as soybeans, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt. This could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future. In January 2020, passage of the United States-Mexico-Canada (USMCA) trade agreement helped to alleviate some of these risks. The USMCA updates trading rules to better reflect 21st century technology, regulates labor and environmental standards in Mexico, tightens the rules the auto industry must follow to trade vehicles duty free across the three countries and provides tariff-free trade in North America.

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

The Company is currently finalizing the CECL model and upon adoption of ASU 2016-13 (CECL) in the first quarter of 2020 anticipates an increase to the allowance for credit losses for loans of approximately $3 to $4 million and an unfunded commitment liability of approximately $1 to $2 million. See Note 1 for further discussion.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area.  As of December 31, 2019, 85.03% of our loans had real estate as a primary component of collateral.  The market value of real estate may fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could adversely impact the future cash flow and market values of the affected properties.

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

We maintained a balance of $366.37 million, or 11.10% of our assets, in investment securities at December 31, 2019. Changes in market interest rates may affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that may reduce our stockholders' equity. Further, we periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report and control the risks that we face. These include credit, liquidity, market, operational, reputational, compliance, strategic, information technology and security, and trust risks. While we assess this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in the risk management program or if its controls break down, the performance and value of our business could be adversely affected.

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

On April 10, 2019, Hills Bank was sued in a class action lawsuit in the Iowa District Court for Johnson County.  The lawsuit seeks class action status for customers who had paid overdraft fees on debit card transactions that were authorized into a positive account, but settled into a negative account.  Plaintiff contends that these overdraft fees breached the terms of Hills Bank’s account documents.  Plaintiff seeks compensatory and punitive damages for breach of contract.  The Bank disputes the merits of Plaintiff’s claims and filed a motion to dismiss the case, which the Court denied.  At this stage of the proceedings, it is not possible for management of the Bank to determine the probability of an adverse outcome or reasonably estimate the amount of any potential loss.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2020, the Company had 2,644 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange.  While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its OTC Pink tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2019		2018
	High	Low	High	Low
1st quarter	$65.00	$60.60	$57.00	$54.75
2nd quarter	65.85	62.01	57.50	55.50
3rd quarter	66.00	63.80	59.50	58.00
4th quarter	71.00	65.00	62.99	59.00

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2019	126,189	146	$65.00	$61.00	(1)
2018	157,749	168	$61.00	$54.00	(2)
2017	93,095	176	$54.00	$48.00	(3)

(1)
2019 transactions included repurchases by the Company of 89,124 shares of stock under the 2005 Stock Repurchase Program.  2019 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $61.00 to $65.00 per share.

(2)
2018 transactions included repurchases by the Company of 116,962 shares of stock under the 2005 Stock Repurchase Program.  2018 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $54.00 to $61.00 per share.

(3)
2017 transactions included repurchases by the Company of 46,966 shares of stock under the 2005 Stock Repurchase Program.  2017 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $48.00 to $54.00 per share.

All transactions under the 2005 Stock Repurchase Program were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock. The most recent independent current quarterly appraisal value of the stock is $66.00 a share. The closing bid for the Company's stock on February 14, 2020 was $65.35 a share as reported by the OTC Markets Group, Inc.

The Company currently pays an annual dividend on its common stock to stockholders, and it expects to continue to maintain its annual dividend for the foreseeable future periods.

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by MORNINGSTAR of Chicago, IL. The latter index reflects the performance of twenty-five bank holding companies operating principally in the Midwest as selected by MORNINGSTAR. The indexes assume the investment of $100 on December 31, 2014 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

	2014	2015	2016	2017	2018	2019
HILLS BANCORPORATION	$100.00	$109.51	$119.85	$136.80	$156.68	$169.20
REGIONAL-SOUTHWEST BANKS	$100.00	$97.30	$147.25	$155.26	$141.52	$172.41
NASDAQ MARKET INDEX	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2019, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	13,025	$45.92	19,853
Equity compensation plans not approved by security holders	—	—	—
Total	13,025	$45.92	19,853

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2021.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2019:

Period in 2019	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	2,556	$64.50	2,556	286,959
November 1 to November 30	2,602	65.00	2,602	284,357
December 1 to December 31	360	65.00	360	283,997
Total	5,518	$64.77	5,518	283,997

Item 6.	Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2019.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2019	2018	2017	2016	2015
YEAR-END TOTALS (Amounts in Thousands)
Total assets	$3,300,887	$3,042,464	$2,963,360	$2,655,770	$2,493,607
Investment securities	366,368	331,098	300,160	279,950	276,069
Loans held for sale	8,400	1,984	5,162	9,806	5,554
Loans, net	2,606,277	2,591,085	2,431,165	2,251,445	2,099,174
Deposits	2,661,364	2,421,124	2,288,565	2,036,312	1,890,702
Federal Home Loan Bank borrowings	185,000	215,000	295,000	235,000	225,000
Redeemable common stock	51,826	48,870	43,308	40,781	37,562
Stockholders' equity	375,211	334,882	311,716	289,270	272,175

EARNINGS (Amounts in Thousands)
Interest income	$132,332	$118,797	$105,952	$97,677	$92,167
Interest expense	34,873	26,323	17,972	16,087	14,967
Provision for loan losses	(2,880)	8,497	1,688	(1,163)	1,655
Other income	24,792	23,818	20,818	19,995	20,802
Other expenses	67,264	62,123	59,512	56,799	55,460
Income taxes	12,549	8,905	19,537	14,394	12,469
Net income	45,318	36,767	28,061	31,555	28,418
Net income before Tax Act (1)	NA	NA	32,770	NA	NA

PER SHARE
Net income:
Basic	$4.85	$3.93	$3.01	$3.40	$3.04
Basic before Tax Act (1)	NA	NA	3.51	NA	NA
Diluted	4.85	3.92	3.01	3.40	3.04
Diluted before Tax Act (1)	NA	NA	3.51	NA	NA
Cash dividends	0.820	0.750	0.700	0.650	0.625
Book value as of December 31	40.12	35.87	33.39	31.22	29.20
Increase (decrease) in book value due to:
ESOP obligation	(5.54)	(5.23)	(4.64)	(4.40)	(4.03)
Accumulated other comprehensive income	0.15	(0.35)	(0.26)	(0.36)	(0.13)

SELECTED RATIOS
Return on average assets	1.40%	1.23%	1.02%	1.23%	1.19%
Return on average assets before Tax Act (1)	NA	NA	1.19	NA	NA
Return on average equity	11.23	9.92	9.24	11.26	10.79
Return on average equity before Tax Act (1)	NA	NA	10.79	NA	NA
Net interest margin	3.18	3.25	3.43	3.43	3.50
Average stockholders' equity to average total assets	12.45	12.35	11.02	10.94	11.03
Dividend payout ratio	16.90	19.05	23.11	19.20	20.60

(1)	Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measures section of this report in Item 7.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion by management is presented regarding the financial results for the Company for the dates and periods indicated.  The discussion should be read in conjunction with the “Selected Consolidated Five-Year Statistical Summary” and the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

An overview of the year 2019 is presented following the section discussing a special note regarding forward looking statements.

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

The Company’s net income for 2019 was $45.32 million compared to $36.77 million in 2018 and $28.06 million in 2017. Before the effect of the Tax Act, the Company's net income for 2017 would have been $32.77 million. (1) Diluted earnings per share were $4.85, $3.92, and $3.01 for the years ended December 31, 2019, 2018 and 2017, respectively. Before the effect of the Tax Act, diluted earnings per share would have been $3.51 in 2017. (1) Without the effect of the Tax Act, management estimates the Company's net income for 2018 would have been $30.96 million.

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

The Bank’s net interest income is the largest component of the Bank’s revenue, and is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the years ended December 31, 2019 and 2018, the Bank achieved a net interest margin of 3.18% and 3.25%, respectively. For the year ended December 31, 2019, net interest income on a tax equivalent basis increased by $5.11 million. In 2019, net interest income increased $5.55 million due to growth of $229.77 million in the Bank's average earning assets and decreased $0.44 million due to interest rate changes.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2019 included the following:

•	Loans, net of allowance for loan losses and unamortized fees and costs, totaling $2.615 billion.

•	Net loan growth in 2019 of $15.19 million.

•	Deposit growth of $240.24 million in 2019. Deposits increased to $2.661 billion and included $109.29 million of brokered deposits.

•	FHLB Borrowings decreased $30.00 million.

•	Stockholders’ equity increased $40.33 million to $375.21 million in 2019, with dividends having been paid in 2019 of $7.66 million.
Reference is made to Note 13 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

The return on average equity was 11.23% in 2019 compared to 9.92% in 2018.  The returns for the three previous years, 2017, 2016 and 2015, were 9.24%, 11.26% and 10.79%, respectively. Before the effect of the Tax Act, the Company's 2017 return on average equity would have been 10.79%. (1)  The Company remains well-capitalized as of December 31, 2019 with total risk-based capital at 18.15% and Tier 1 risk-based capital at 16.90%.  The minimum regulatory guidelines are 8% and 6% respectively.  The Company paid a dividend per share of $0.820 in 2019, $0.750 in 2018 and $0.700 in the year ended December 31, 2017.

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

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance for loan losses as of December 31, 2019 and 2018 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

The Company is currently finalizing the CECL model and upon adoption of ASU 2016-13 (CECL) in the first quarter of 2020 anticipates an increase to the allowance for credit losses for loans of approximately $3 to $4 million and an unfunded commitment liability of approximately $1 to $2 million. See Note 1 to the Company's Consolidated Financial Statements for further discussion.

Financial Position

Year End Amounts	2019	2018	2017	2016	2015
	(Amounts In Thousands)
Total assets	$3,300,887	$3,042,464	$2,963,360	$2,655,770	$2,493,607
Investment securities	366,368	331,098	300,160	279,950	276,069
Loans held for sale	8,400	1,984	5,162	9,806	5,554
Loans, net	2,606,277	2,591,085	2,431,165	2,251,445	2,099,174
Deposits	2,661,364	2,421,124	2,288,565	2,036,312	1,890,702
Federal Home Loan Bank borrowings	185,000	215,000	295,000	235,000	225,000
Redeemable common stock	51,826	48,870	43,308	40,781	37,562
Stockholders' equity	375,211	334,882	311,716	289,270	272,175

Total assets at December 31, 2019 increased $258.42 million, or 8.49%, from the prior year-end.  Asset growth from 2017 to 2018 was $79.10 million and represented a 2.67% increase.  The largest growth in assets in 2019 occurred in Cash and Cash Equivalents, which increased $198.66 million as of December 31, 2019 compared to December 31, 2018 and decreased $111.05 million as of December 31, 2018 compared to December 31, 2017. Net Loans increased $15.19 million and $159.92 million for the years ended December 31, 2019 and 2018, respectively.  Loans held for sale to the secondary market increased $6.42 million and decreased $3.18 for the years ended December 31, 2019 and 2018, respectively.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $2.640 billion and $2.629 billion at December 31, 2019 and 2018, respectively.

The local economy that generated consistent demand for loans was a significant factor in the trend of increasing net loans in each of the last five years.  The trend of increasing Net Loans did slow in 2019 and may not continue, and as a result, may not be indicative of future performance.

Loans secured by real estate represent the largest increase in loan growth.  These loans increased $21.29 million in 2019 and increased $154.56 million in 2018.  Loans secured by real estate include loans for 1 to 4 family residential properties, multi-family properties, agricultural real estate, commercial real estate and construction and development.

On a net basis, the Company originated $13.02 million and $168.57 million in loans to customers for the years ended December 31, 2019 and 2018, respectively.  Net loan originations decreased 92.27% in 2019 compared to 2018.  The decrease in net loan originations in 2019 as compared to 2018 is reflective of a decrease in loan demand in the local commercial lending environment.  The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity.  The Company held participations purchased of $15.17, $14.03 and $14.94 million as of December 31, 2019, 2018 and 2017, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did not experience a material change in the composition of its loans held for investment in 2019 or 2018.  Residential real estate loans, including first and junior liens, were $1,059.97 million, $1,064.68 million and $975.79 million as of December 31, 2019, 2018 and 2017, respectively.  The dollar total of residential real estate loans decreased 0.44% in 2019 and increased 9.11% in 2018.  Residential real estate loans were 40.16% of the loan portfolio at December 31, 2019, 40.51% at December 31, 2018 and 39.67% at December 31, 2017.  Commercial real estate loans totaled $402.18 million at December 31, 2019, a 4.92% increase over the December 31, 2018 total of $383.31 million.  Commercial real estate loans increased 6.12% in 2018.  Commercial real estate loans totaled $361.20 million at December 31, 2017.  Commercial real estate loans represented 15.24%, 14.59% and 14.69% of the Company’s loan portfolio as of December 31, 2019, 2018 and 2017, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 167.37% of capital as of December 31, 2019.

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	2019	2018	2017	2016	2015

Agricultural	$91,317	$92,673	$88,580	$92,871	$101,588
Commercial and financial	221,323	229,501	218,632	192,995	184,199
Real estate:
Construction, 1 to 4 family residential	80,209	72,279	69,738	57,864	51,346
Construction, land development and commercial	108,410	113,807	109,595	121,561	83,121
Mortgage, farmland	242,730	236,454	215,286	202,340	187,856
Mortgage, 1 to 4 family first liens	910,742	912,059	831,591	767,469	727,160
Mortgage, 1 to 4 family junior liens	149,227	152,625	144,200	125,400	117,873
Mortgage, multi-family	350,761	352,434	336,810	302,831	271,974
Mortgage, commercial	402,181	383,314	361,196	334,198	323,409
Loans to individuals	32,308	30,072	26,417	25,157	24,019
Obligations of state and political subdivisions	49,896	52,725	57,626	54,462	52,371
	$2,639,104	$2,627,943	$2,459,671	$2,277,148	$2,124,916
Net unamortized fees and costs	933	952	894	827	768
	$2,640,037	$2,628,895	$2,460,565	$2,277,975	$2,125,684
Less allowance for loan losses	33,760	37,810	29,400	26,530	26,510
	$2,606,277	$2,591,085	$2,431,165	$2,251,445	$2,099,174

There were no foreign loans outstanding for any of the years presented.

The following table shows the principal payments due on loans as of December 31, 2019:

	Amount Of Loans	Amounts Due in One Year Or Less (1)	Amounts Due in One To Five Years	Amounts Due in Over Five Years
	(Amounts In Thousands)
Commercial and Agricultural	$1,496,931	$460,985	$958,184	$77,762
Real Estate (2)	1,059,307	140,849	722,339	196,119
Other	82,866	6,521	25,215	51,130
Totals	$2,639,104	$608,355	$1,705,738	$325,011

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$1,543,646	$422,029	$937,937	$183,680
Variable rate	1,095,458	186,326	767,801	141,331
	$2,639,104	$608,355	$1,705,738	$325,011

(1)	A significant portion of the commercial loans are due in one year or less. A significant percentage of the loans will be re-evaluated prior to their maturity and are likely to be extended.

(2)
Commercial, multi-family, construction 1 to 4 family residential, construction land development and commercial, and agricultural real estate loans are reflected in the Commercial and Agricultural total.

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment below national and state levels.  The following table shows unemployment as of December 31, 2019, 2018 and 2017 and median income information as of December 31, 2018, 2017 and 2016, as December 31, 2019 information is not available as of the date of this report:

	Unemployment Rate %			Median Income
	2019	2018	2017	2018	2017	2016
United States	3.5%	3.9%	4.1%	$60,293	$60,336	$57,617
State of Iowa	2.7%	2.5%	2.8%	58,580	58,570	56,247
Johnson County	2.2%	1.7%	2.0%	61,640	59,965	56,808
Linn County	3.1%	2.7%	3.2%	64,862	62,702	60,989
Washington County	2.5%	2.2%	2.4%	61,769	59,157	56,864

Competition for quality loans and deposits may continue to be a challenge.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $240.24 million in 2019.  Deposits increased by $132.56 million in 2018.  As of June 30, 2019 (latest data available from the FDIC), Johnson County total deposits were $8.154 billion and the Company’s deposits were $1.925 billion, which represent a 23.6% market share.  The Company had nine office locations in Johnson County as of June 30, 2019.  The total banking locations in Johnson County was 49 as of June 30, 2019.  At June 30, 2018, the Company’s deposits were $1.772 billion or a 23.5% market share.  As of June 30, 2019, Linn County total deposits were $6.843 billion and there were 108 total banking locations in the county.  The seven Linn County offices of the Company had deposits of $488.05 million or a 7.1% share of the market.  The Company’s Linn County deposits at June 30, 2018 were $438.41 million and represented a 6.9% market share.  As of June 30, 2019, the Company’s three Washington County offices had deposits of $207.78 million which was 32.3% of the County’s total deposits of $643.61 million.  Washington County had a total of 15 banking locations as of June 30, 2019.  In 2018, the Company’s Washington County deposits were $187.30 million or a 31.1% market share.

The following tables show the amounts of the Company's average deposits and average rates paid on such deposits for the years ended December 31, 2019, 2018 and 2017 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2019, 2018 and 2017:

	December 31,
	2019	Rate	2018	Rate	2017	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$366,682	—	$364,916	—	$342,640	—
Average interest-bearing demand deposits	716,848	0.87%	644,712	0.63%	548,598	0.21%
Average savings deposits	851,503	0.92	832,772	0.75	748,862	0.34
Average time deposits	661,548	2.19	537,575	1.72	451,208	1.34
	$2,596,581		$2,379,975		$2,091,308

Time certificates issued in amounts of $100,000 or more with maturity in:
	2019	Rate	2018	Rate	2017	Rate
	(Amounts In Thousands)
3 months or less	$30,832	2.24%	$6,988	0.86%	$7,392	0.62%
3 through 6 months	51,404	2.21	20,346	1.68	10,726	0.79
6 through 12 months	59,986	1.92	69,782	2.01	27,896	1.16
Over 12 months	150,760	3.67	131,435	2.29	128,149	1.90
	$292,982		$228,551		$174,163

Investment securities increased $35.27 million in 2019.  In 2018, investment securities increased by $30.94 million.  The investment portfolio consists of $355.30 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2019, 2018 and 2017 and the maturities and weighted average yields of the investment securities, computed on a tax-equivalent basis using a federal tax rate of 21%, as of December 31, 2019:

	December 31,
	2019	2018	2017
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$128,585	$83,155	$54,318
Other securities (FHLB, FHLMC and FNMA)	15,229	34,871	43,959
Stock of the Federal Home Loan Bank	11,065	12,172	15,005
Obligations of state and political subdivisions	211,489	200,900	186,878
	$366,368	$331,098	$300,160

	December 31, 2019
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury
Within 1 year	$12,493	1.98%
From 1 to 5 years	116,092	2.11%
	$128,585
Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$12,743	1.21%
From 1 to 5 years	2,486	1.33
From 5 to 10 years	—	—
	$15,229

Stock of the Federal Home Loan Bank	$11,065	2.92%

Obligations of state and political subdivisions, maturities:
Within 1 year	$37,953	1.79%
From 1 to 5 years	79,981	1.90
From 5 to 10 years	84,025	2.18
Over 10 years	9,530	2.05
	$211,489
Total	$366,368

As of December 31, 2019, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2019, the major funding source for the growth in loans and other assets was the $240.24 million increase in deposits.  In 2018, the major source of funding for the growth in loans was deposit growth of $132.56 million.  Brokered deposits totaled $109.29 million and $132.46 million as of December 31, 2019 and 2018, respectively. Total advances from the FHLB were $185.00 million at December 31, 2019 and $215.00 million in 2018.  It is expected that the FHLB funding source and brokered deposits funding will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB and interest rates on brokered deposits are favorable compared to other funding alternatives.

Stockholders’ equity was $375.21 million at December 31, 2019 compared to $334.88 million at December 31, 2018.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $170.12 million and paid shareholders dividends of $33.06 million, or 19.43% of earnings, while maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Return on average assets	1.40%	1.23%	1.02%
Return on average assets before Tax Act (1)	NA	NA	1.19
Return on average stockholders' equity	11.23	9.92	9.24
Return on average equity before Tax Act (1)	NA	NA	10.79
Dividend payout ratio	16.90	19.05	23.11
Average stockholders' equity to average assets ratio	12.45	12.35	11.02

(1)	Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measures section of this report in Item 7.

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2019	$45,318	23.26%	$4.85
2018	36,767	31.03	3.92
2017	28,061	(11.07)	3.01
2017 (1)	32,770	3.85	3.51
2016	31,555	11.04	3.40
2015	28,418	5.35	3.04

(1)	Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measurement section of this report.

Net income for 2019 increased by $8.55 million or 23.26% and diluted earnings per share increased by 23.72%. In 2019, net interest income increased $5.55 million due to growth of $229.77 million in the Bank's average earning assets and decreased $0.44 million due to interest rate changes. Noninterest income increased by $0.97 million, the provision for loan losses decreased by $11.38 million and total noninterest expenses increased by $5.14 million.

Annual fluctuations in the Company's net income continue to be driven primarily by three generally recurring important factors. The first important factor is net interest margin. Net interest income of $97.46 million in 2019 was derived from the Company's $3.133 billion of average earning assets and its net interest margin of 3.18%, compared to $2.903 billion of average earning assets and a 3.25% net interest margin in 2018. The importance of net interest margin is illustrated by the fact that a decrease or an increase in the net interest margin of 10 basis points would result in a $3.13 million decrease or increase in income before taxes.  Net interest margin in 2017 was 3.43%. Based on the current interest rate environment, the Company expects continued net interest compression to impact earnings for the foreseeable future.  The Company believes net interest margin in dollars will be contingent on the growth of the Company’s earnings assets and maintaining yield on loans. Net interest income was also impacted by the increase in interest expense of $8.55 million compared to 2018, primarily driven by interest rate increases which accounted for $6.28 million of the change.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $2.648 billion at the end of 2019.  The Company’s allowance for loan losses was $33.76 million at December 31, 2019.  The allowance in 2019 decreased in comparison to 2018 due to a decreased provision for loan losses of $11.38 million resulting from a combination of the composition of loan growth, historical loss rates, changes in the composition of loans among the credit risk ratings in 2019 including decrease in specific reserve on impaired loans and management's evaluation of qualitative factors given the current and expected national and local economic conditions.  The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled a reduction of expense of $2.88 million for 2019, an expense of $8.5 million for 2018 and an expense of $1.69 million for 2017. Provision expense is expected to be dependent on the Company’s loan growth, local economic conditions, asset quality and the adoption of ASU 2016-13, or CECL, through the end of 2020. See Note 3 to the Company's Consolidated Financial Statements. A detailed discussion is included in the Provision for Loan Losses section below.

The third significant factor affecting the Company’s net income is income tax expense. Federal and state income tax expenses were $12.55 million, $8.91 million and $19.54 million for the years ended December 31, 2019, 2018 and 2017, respectively. Income taxes as a percentage of income before taxes were 21.69% in 2019, 19.50% in 2018 and 41.05% in 2017. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act established new tax laws that reduced the U.S. federal corporate income tax rate from 35% to 21% in 2018. Without the effect of the Tax Act, management estimates the Company's net income for 2018 would have been $30.96 million.

Net income for 2018 was $36.77 million, or diluted earnings per share of $3.92.  For 2018, diluted earnings per share increased by $0.91 per share compared to 2017.  Net interest income increased $4.49 million for the year ended December 31, 2018 compared to 2017.  This increase in net interest income was due to an increase in average earning assets of $251.20 million in 2018.  Noninterest income increased 14.41% in 2018 to $23.82 million.  Noninterest expense increased from $59.51 million in 2017 to $62.12 million in 2018, or 4.39%. Without the effect of the Tax Act, net income for 2017 would have increased by $1.22 million or 3.85%. In addition, diluted earnings per share would have increased 3.25%.(1)

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to net loan growth.  The net interest margin was 3.18% in 2019, 3.25% in 2018, 3.43% in 2017, 3.43% in 2016, and 3.50% in 2015.  The measure is shown on a tax-equivalent basis using a rate of 21% for 2019 and 2018 and 35% for 2017 to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2019, 2018 and 2017 are indicated on the following table:

	Years Ended December 31,
	2019	2018	2017
	(Amounts In Thousands)
Income:
Loans (1)	$121,862	$111,172	$101,564
Taxable securities	3,239	2,759	1,709
Nontaxable securities (1)	5,168	4,717	4,972
Interest-bearing cash and cash equivalents	3,980	1,939	433
Total interest income	$134,249	$120,587	$108,678
Expense:
Interest-bearing demand deposits	6,232	4,056	1,172
Savings deposits	7,825	6,208	2,532
Time deposits	14,483	9,267	6,038
Other borrowings	—	—	184
FHLB borrowings	6,333	6,792	8,046
Interest-bearing other liabilities	—	—	—
Total interest expense	$34,873	$26,323	$17,972
Net interest income	$99,376	$94,264	$90,706

(1)  Presented on a tax equivalent basis using a rate of 21% for 2019 and 2018 and 35% for 2017.

Net interest income on a tax-equivalent basis changed in 2019 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$123,810	0.20%	$5,716	$4,974	$10,690
Taxable securities	11,060	0.15	325	155	480
Nontaxable securities	8,827	0.11	230	221	451
Interest-bearing cash and cash equivalents	84,596	0.26	1,553	488	2,041
Federal funds sold	33	1.13	—	—	—
	$228,326		$7,824	$5,838	$13,662
Interest expense:
Interest-bearing demand deposits	$72,136	0.24%	$(454)	$(1,723)	$(2,177)
Savings deposits	18,731	0.17	(119)	(1,497)	(1,616)
Time deposits	123,973	0.47	(2,137)	(3,079)	(5,216)
Other borrowings	(1)	(0.07)	—	—	—
FHLB borrowings	(14,598)	(0.01)	435	24	459
Interest-bearing other liabilities	—	—	—	—	—
	$200,241		$(2,275)	$(6,275)	$(8,550)
Change in net interest income			$5,549	$(437)	$5,112

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changed in 2018 as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$147,130	0.13%	$6,369	$3,239	$9,608
Taxable securities	23,069	0.50	374	676	1,050
Nontaxable securities	12,035	(0.33)	354	(609)	(255)
Interest-bearing cash and cash equivalents	68,585	0.67	801	705	1,506
Federal funds sold	(25)	0.99	—	—	—
	$250,794		$7,898	$4,011	$11,909
Interest expense:
Interest-bearing demand deposits	$96,114	0.42%	$(205)	$(2,679)	$(2,884)
Savings deposits	83,910	0.41	(389)	(3,288)	(3,677)
Time deposits	86,367	0.38	(1,156)	(2,072)	(3,228)
Other borrowings	(28,593)	2.07	184	—	184
FHLB borrowings	(40,345)	(0.02)	1,209	45	1,254
Interest-bearing other liabilities	—	—	—	—	—
	$197,453		$(357)	$(7,994)	$(8,351)
Change in net interest income			$7,541	$(3,983)	$3,558

A summary of the average yields, average rates paid, net interest spread and margin is as follows:

	Years Ended December 31,
	2019	2018	2017
Average yields:
Loans (1)	4.64%	4.45%	4.30%
Loans (tax equivalent basis) (1)	4.67	4.47	4.34
Taxable securities	2.27	2.13	1.63
Nontaxable securities	2.04	1.96	1.91
Nontaxable securities (tax equivalent basis)	2.72	2.61	2.94
Interest-bearing cash and cash equivalents	2.09	1.84	1.17
Federal funds sold	2.89	1.75	0.76
Average rates paid:
Interest-bearing demand deposits	0.87	0.63	0.21
Savings deposits	0.92	0.75	0.34
Time deposits	2.19	1.72	1.34
Short-term borrowings	2.64	2.71	0.64
FHLB borrowings	2.93	2.94	2.96
Yield on average interest-earning assets	4.29	4.15	4.10
Rate on average interest-bearing liabilities	1.42	1.17	0.87
Net interest spread (2)	2.86	2.99	3.23
Net interest margin (3)	3.18	3.25	3.43

(1)	Non-accruing loans have been included in the average loan balances for purposes of this computation.

(2)
Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 21% for 2019 and 2018 and 35% for 2017.  The net interest spread decreased 13 basis points in 2019 compared to 2018 and the net interest spread decreased 24 basis points compared to 2017.

(3)
Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin decreased 7 basis points in 2019.  The net interest margin decreased 18 basis points in 2018 compared to 2017.

In October 2019, the Federal Open Market Committee decreased the target rate to 1.75%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2019, the average rate indexes for the one, three and five year indexes were 1.59%, 1.62% and 1.69%, respectively.  The one year index decreased 39.54% from December 31, 2018, the three year index decreased 34.15% and the five year index decreased 32.67%.

Provision for Loan Losses

Management has determined that the allowance for loan losses was appropriate at December 31, 2019, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

The allowance for loan losses totaled $33.76 million at December 31, 2019 compared to $37.81 million at December 31, 2018.  The decrease in 2019 is the result of the decrease in specific reserve loans, historical loss rates improving and management's evaluation of qualitative factors.  Specifically for 2019, there was a decrease of $2.76 million due to changes in average balances and composition of loans outstanding.  There was a decrease of $1.29 million in the amount allocated to the allowance due to improvements in credit quality. The percentage of the allowance to outstanding loans was 1.28% and 1.44% at December 31, 2019 and 2018, respectively.  The provision for loan losses totaled a reduction of expense of $2.88 million in 2019, an expense of $8.50 million in 2018 and an expense of $1.69 million for 2017.  Loan charge-offs net of recoveries were $1.17 million in 2019. Loan charge-offs net of recoveries were $0.88 million in 2018 and loan recoveries net of charge-offs were $1.18 million in 2017.

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

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may recognize a charge-off related to an impaired loan when loan balances exceed net present value of cash flows or collateral.  Impaired loans decreased by $7.06 million from December 31, 2018 to December 31, 2019.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is primarily due to a decrease in specific reserve loans of $8.07 million from December 31, 2018 to December 31, 2019.

Special mention loan balances were $66.81 million at December 31, 2019 and $53.60 million at December 31, 2018.  These asset quality changes decreased the provision by $0.14 million based upon the relative mix of special mention loans by category.  The $13.21 million increase in special mention loans is related to management’s evaluation of its loan portfolio.  The total increase of $13.21 million is comprised of approximately $2.46 million in agricultural operating loans, $0.72 million in construction 1 to 4 family residential, $1.98 million in real estate farmland, $0.73 million in 1 to 4 family residential mortgages, $0.34 million in 1 to 4 family junior mortgages, $11.49 million for multi-family real estate mortgages, $1.57 million for commercial real estate mortgages, and $0.40 million for obligations of state and political subdivisions. The increase is offset by a decrease in the special mention classification of $6.25 million in commercial loans, $0.19 million in construction land development and commercial, and $0.04 million in individual loans.

Substandard loan balances were $43.34 million at December 31, 2019 and $54.40 million at December 31, 2018.  These asset quality changes decreased the provision by $0.11 million at December 31, 2019 due to the mix of the reserve required for certain substandard loans.  The decrease of $11.06 million in substandard loans at December 31, 2019 includes an increase of $0.08 million in 1 to 4 family junior mortgages. The increase is offset by a decrease in the substandard classification of $1.54 million in agricultural operating loans, $2.34 million in commercial loans, $0.40 million in construction 1 to 4 family residential, $0.70 million in construction land development, $1.16 million in real estate farmland, $0.79 million of 1 to 4 family residential mortgages, $0.21 million in multi-family real estate mortgages, $3.96 million in commercial real estate mortgages, and $0.04 million in loans to individuals. A description of the Bank's credit quality indicators are discussed in Note 3 to the Company's Consolidated Financial Statements.

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non-consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non-consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2019	2018	2017	2016	2015
	(Amounts In Thousands)
Nonaccrual loans (1)	$10,768	$10,829	$9,096	$9,938	$7,415
Accruing loans past due 90 days or more (2)	606	370	971	635	467
Specific reserve loans	243	8,247	12,950	17,683	100
Troubled debt restructurings ("TDR loans")(1) (3)	9,308	8,539	8,470	5,408	8,279
Total impaired loans	$20,925	$27,985	$31,487	$33,664	$16,261
Other real estate	—	—	—	237	439
Non-performing assets (includes impaired loans and other real estate)	$20,925	$27,985	$31,487	$33,901	$16,700
Loans held for investment	$2,639,104	$2,627,943	$2,459,671	$2,277,148	$2,124,916
Ratio of allowance for loan losses to loans held for investment	1.28%	1.44%	1.20%	1.17%	1.25%
Ratio of allowance for loan losses to impaired loans	161.34	135.11	93.37	78.81	163.03
Ratio of impaired loans to total loans held for investment	0.79	1.06	1.28	1.48	0.77
Ratio of non-performing assets to total assets	0.63	0.92	1.06	1.28	0.67

(1)
The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period was $0.58 million in 2019 and $0.79 million in 2018. The amount of interest income on the loans that was included in income was $0.53 million in 2019 and $0.40 million in 2018.

(2)
The accruing loans past due 90 days or more are still believed to be adequately collateralized.  Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

(3)
Total TDR loans were $13.71, $13.38, $12.09, $9.64 and $10.59 million as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively.  Included in the total nonaccrual loans were $4.34, $4.84, $3.62, $4.23, and $2.31 million of TDR loans as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

The ratio of allowance for loan losses to impaired loans increased to 161.34% as of December 31, 2019 compared to 135.11% as of December 31, 2018.  The increase in 2019 is the result of a decrease in impaired loans with specific reserves.  The ratio of impaired loans to total gross loans was 0.79% and 1.06% at December 31, 2019 and 2018, respectively.  The decrease in the 2019 ratio is primarily due to the decrease in specific reserve loans.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2019, the unemployment levels in Johnson County and Linn County were 2.2% and 3.1%, respectively, compared to 1.7% and 2.7% in December of 2018.  These levels compare favorably to the State of Iowa at 2.7% and the national unemployment level at 3.5% in December 2019 compared to 2.5% and 3.9%, respectively in December 2018.

The residential rental vacancy rates in 2018 and 2019 in Johnson and Linn County were estimated between 5.0% and 7.0%. The State of Iowa vacancy rate is 6.7% and the national rate is 6.4% with the Midwest rate at 6.8%.  These vacancy rates one year ago were 7.0%, 6.6% and 7.1%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Favorable vacancy rates may not continue in 2020, and vacancy rates may rise and affect the overall quality of the loan portfolio.

See Note 3 to the Company's Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2019, 2018 and 2017, recoveries were $1.80 million, $2.23 million and $3.29 million, respectively; charge-offs were $2.97 million, $2.32 million and $2.10 million in 2019, 2018 and 2017, respectively.

Overall credit quality may deteriorate in 2020.  Such deterioration could cause increases in impaired loans, allowance for loan losses provision expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.  The following table summarizes the Bank's loan loss experience for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2019
Allowance for loan losses:
Beginning balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Charge-offs	(266)	(981)	(45)	(6)	(896)	(341)	(434)	(2,969)
Recoveries	95	646	8	5	700	180	165	1,799
Provision	(218)	(503)	(656)	(21)	(1,682)	(145)	345	(2,880)
Ending balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2018
Allowance for loan losses:
Beginning balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Charge-offs	(95)	(585)	—	—	(830)	(251)	(561)	(2,322)
Recoveries	119	1,057	148	30	612	107	162	2,235
Provision	471	517	155	273	4,066	2,609	406	8,497
Ending balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2017
Allowance for loan losses:
Beginning balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Charge-offs	(167)	(583)	(114)	(3)	(553)	(130)	(554)	(2,104)
Recoveries	146	1,183	662	—	661	376	258	3,286
Provision	(632)	(294)	(449)	255	883	1,409	516	1,688
Ending balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2016
Allowance for loan losses:
Beginning balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Charge-offs	(226)	(315)	(34)	(116)	(1,181)	(66)	(693)	(2,631)
Recoveries	181	1,169	849	—	1,043	385	187	3,814
Provision	(90)	(840)	(205)	191	(357)	(497)	635	(1,163)
Ending balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2015
Allowance for loan losses:
Beginning balance	$2,515	$4,231	$2,241	$2,672	$7,419	$4,195	$747	$24,020
Charge-offs	(325)	(526)	(285)	—	(1,108)	(723)	(438)	(3,405)
Recoveries	123	1,370	501	6	762	1,310	168	4,240
Provision	769	(558)	(177)	664	1,099	(559)	417	1,655
Ending balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510

The ratio of net charge-offs to average net loans outstanding during the years ended December 31, 2019, 2018, 2017, 2016 and 2015 was 0.04%, 0.00%, (0.05)%, (0.05)% and (0.04)%, respectively.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table presents the allowance for loan losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of December 31, 2019, 2018, 2017, 2016, and 2015:

	2019			2018
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,400	7.11%	3.46%	$2,789	7.38%	3.53%
Commercial and financial	4,988	14.77%	8.39	5,826	15.41%	8.73
Real estate:
Construction, 1 to 4 family residential	1,113	3.30%	3.04	1,297	3.43%	2.75
Construction, land development and commercial	1,486	4.40%	4.11	1,995	5.28%	4.33
Mortgage, farmland	3,950	11.70%	9.20	3,972	10.51%	9.00
Mortgage, 1 to 4 family first liens	9,045	26.79%	34.51	10,750	28.43%	34.71
Mortgage, 1 to 4 family junior liens	1,593	4.72%	5.65	1,766	4.67%	5.81
Mortgage, multi-family	3,823	11.32%	13.29	4,083	10.80%	13.41
Mortgage, commercial	4,036	11.95%	15.24	4,082	10.80%	14.58
Loans to individuals	853	2.53%	1.22	723	1.91%	1.14
Obligations of state and political subdivisions	473	1.41	1.89	527	1.38	2.01
	$33,760	100.00%	100.00%	$37,810	100.00%	100.00%

	2017			2016
Agricultural	$2,294	7.80%	3.60%	$2,947	11.11%	4.08%
Commercial and financial	4,837	16.45%	8.89	4,531	17.08	8.48
Real estate:
Construction, 1 to 4 family residential	1,193	4.06%	2.84	1,023	3.86	2.54
Construction, land development and commercial	1,796	6.11%	4.46	1,867	7.04	5.34
Mortgage, farmland	3,669	12.48%	8.75	3,417	12.88	8.89
Mortgage, 1 to 4 family first liens	7,369	25.07%	33.81	6,560	24.72	33.70
Mortgage, 1 to 4 family junior liens	1,299	4.42%	5.86	1,117	4.21	5.51
Mortgage, multi-family	2,791	9.49%	13.69	1,669	6.29	13.30
Mortgage, commercial	2,909	9.89%	14.69	2,376	8.95	14.67
Loans to individuals	782	2.66%	1.07	642	2.42	1.10
Obligations of state and political subdivisions	461	1.57	2.34	381	1.44	2.39
	$29,400	100.00%	100.00%	$26,530	100.00%	100.00%

	2015
	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)
Agricultural	$3,082	11.63%	4.78%
Commercial and financial	4,517	17.04	8.67
Real estate:
Construction, 1 to 4 family residential	866	3.27	2.42
Construction, land development and commercial	1,414	5.33	3.91
Mortgage, farmland	3,342	12.61	8.84
Mortgage, 1 to 4 family first liens	6,931	26.14	34.22
Mortgage, 1 to 4 family junior liens	1,241	4.68	5.55
Mortgage, multi-family	1,713	6.46	12.80
Mortgage, commercial	2,510	9.47	15.22
Loans to individuals	501	1.89	1.13
Obligations of state and political subdivisions	393	1.48	2.46
	$26,510	100.00%	100.00%

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

Noninterest Income

The following table sets forth the various categories of noninterest income for the year ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,			$ Change		% Change
	2019	2018	2017	2019/2018	2018/2017	2019/2018	2018/2017
	(Amounts in thousands)
Net gain on sale of loans	$3,539	$1,517	$1,547	$2,022	$(30)	133.29%	(1.94)%
Trust fees	9,579	10,007	8,043	(428)	1,964	(4.28)	24.42
Service charges and fees	10,276	9,614	8,850	662	764	6.89	8.63
Other noninterest income	1,426	2,680	2,378	(1,254)	302	(46.79)	12.70
Loss on sale of investment securities	$(28)	$—	$—	(28)	—	—	—
	$24,792	$23,818	$20,818	$974	$3,000	4.09%	14.41%

The noninterest income of the Company was $24.79 million in 2019 compared to $23.82 million in 2018.  The increase of $0.97 million in 2019 was the result of a combination of factors discussed below.  In 2018, the total noninterest income increased $3.00 million from 2017.

Net gain on sale of loans increased 2.02 million in 2019 primarily due to the decreasing interest rate environment. The amount of the gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees decreased $0.43 million to $9.58 million in 2019.  Trust fees increased $1.96 million in 2018.  As of December 31, 2019, the Bank’s Trust Department had $1.919 billion in assets under management compared to $1.618 billion and $1.649 billion at December 31, 2018 and 2017, respectively. The trust assets that are the most volatile are those that are held in common stocks, which amount to approximately 68.00% of assets under management.  In 2019, the Dow Jones Industrial Average increased 22.34%.  The market value of the Dow Jones Industrial Average decreased 5.63% in 2018 and increased 25.08% in 2017.

Service charges and fees increased $0.66 million in 2018 from increased debit and credit card interchange income. Service charges and fees increased $0.76 million in 2018.

Other noninterest income decreased $1.25 million in 2019 primarily due to the sale of the insurance department in August 2018 for a gain of $885,000.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,			$ Change		% Change
	2019	2018	2017	2019/2018	2018/2017	2019/2018	2018/2017
	(Amounts in thousands)
Salaries and employee benefits	$36,709	$34,981	$33,197	$1,728	$1,784	4.94%	5.37%
Occupancy	4,336	4,374	4,189	(38)	185	(0.87)	4.42
Furniture and equipment	6,795	5,741	5,580	1,054	161	18.36	2.89
Office supplies and postage	1,841	1,778	1,961	63	(183)	3.54	(9.33)
Advertising and business development	2,595	2,513	2,764	82	(251)	3.26	(9.08)
Outside services	10,360	10,076	8,303	284	1,773	2.82	21.35
FDIC insurance assessment	194	856	845	(662)	11	(77.34)	1.30
Other noninterest expense	4,434	1,804	2,673	2,630	(869)	145.79	(32.51)
	$67,264	$62,123	$59,512	$5,141	$2,611	8.28%	4.39%

Total noninterest expenses were $67.26 and $62.12 million for the years ended December 31, 2019 and 2018, respectively.  The increase is $5.14 million or 8.28% in 2019 and an increase of $2.61 million or 4.39% in 2018.

Salaries and employee benefits increased $1.73 million in 2019. The increase is the result of annual salary increases and hiring additional employees.

Furniture and equipment increased $1.05 million in 2019 primarily due to increases in software maintenance contract costs.

Other noninterest expenses increased $2.63 million in 2019 primarily due to $2.09 million in fees incurred from the prepayment of FHLB borrowings.

Total noninterest expenses were $59.51 million for the year ended December 31, 2017.  The increase in expenses in 2018 was $2.61 million.  This included an increase of $1.78 million in salaries and benefits, which was the direct result of salary adjustments and restricted stock awards increases due to the increase in the appraised value of the Company stock.

Income Taxes

Income tax expense was $12.55, $8.91 and $19.54 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Income taxes as a percentage of income before income taxes were 21.69% in 2019, 19.50% in 2018 and 41.05% in 2017.  The amount of tax credits were $0.53, $1.29 and $1.43 million for 2019, 2018, and 2017, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, accelerated depreciation that allowed for full expensing of qualified property. The Tax Act also established new tax laws that affected 2018 and thereafter, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. As a result of the reduction of the federal corporate income tax rate, we revalued our net deferred tax asset, excluding after tax credits, as of December 22, 2017. Based on this revaluation, we recorded a net tax expense of $4.71 million to reduce our net deferred tax asset balance, which was recorded as additional income tax expense for the year ended December 31, 2017. Our effective tax rate increased by 30.99% to 41.05% primarily as a result of the revaluation of our net deferred tax asset. While the Tax Act negatively impacted earnings for the Company's fiscal year ended December 31, 2017, the lower corporate rate has been a significant ongoing benefit to the Company. For the year ended December 31, 2018, net income was $5.81 million higher than it would have been under the tax laws in effect before the Tax Act.

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

As of December 31, 2019, the Company had additional borrowing capacity available from the FHLB of $719.37 million. In addition, the Company had $491.31 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks. The Company had no amounts outstanding under those federal funds lines as of December 31, 2019.

On an unconsolidated basis, the Company had cash balances of $5.11 million as of December 31, 2019.  In 2019, the Company received dividends of $7.66 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $7.66 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $5.53 and $6.78 million for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $427.04 million and $383.75 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 12.94% at December 31, 2019 and 12.61% at December 31, 2018.  As of December 31, 2019, total equity, after deducting the maximum cash value related to the ESOP, was 11.37% of assets compared to 11.01% of assets at the prior year end.

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

On a consolidated basis, 2019 cash flows from operations provided $39.32 million and net increases in deposits provided $240.24 million.  These cash flows were invested in Net Loans of $13.02 million and $104.54 million in purchases of investment securities.  In addition, $3.17 million was used to purchase property and equipment and leasehold improvements.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2019, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $432.73 million (see Note 15 to the Company's Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2019, the Bank can obtain an additional $719.37 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $481.31 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  Other liquidity sources include a $10.00 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2019, 2018 and 2017:

	2019	2018	2017
	(Amounts In Thousands)
Outstanding balance as of December 31	$—	$—	$—
Weighted average interest rate at year end	—%	—%	0.73%
Maximum month-end balance	—	—	44,588
Average month-end balance	—	—	25,360
Weighted average interest rate for the year	2.64%	2.71%	0.64%

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2019, 2018 and 2017:

	2019	2018	2017
	(Amounts In Thousands)
Outstanding balance as of December 31	$185,000	$215,000	$295,000
Weighted average interest rate at year end	2.93%	2.94%	2.82%
Maximum month-end balance	215,000	280,000	345,000
Average month-end balance	212,500	228,066	268,411
Weighted average interest rate for the year	2.93%	2.94%	2.96%

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

As disclosed in Note 15 to the Company's Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2019:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$185,000	$25,000	$25,000	$15,000	$120,000
Operating lease obligations	1,562	469	694	398	1
Total contractual obligations:	$186,562	$25,469	$25,694	$15,398	$120,001
Other commitments:
Lines of credit	$424,165	$288,487	$101,560	$21,605	$12,513
Standby letters of credit	8,569	8,569	—	—	—
Total other commitments	$432,734	$297,056	$101,560	$21,605	$12,513

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$213,673	$—	$—	$—	$—	$—	$213,673
Federal funds sold	—	—	—	—	—	—	—
Investment securities	—	3,071	5,135	35,095	19,890	303,177	366,368
Loans	10,919	225,178	57,890	98,057	243,868	2,012,526	2,648,438
Total earning assets	224,592	228,249	63,025	133,152	263,758	2,315,703	3,228,479
Sources of funds:
Interest-bearing checking and savings accounts	165,465	—	—	—	—	1,426,633	1,592,098
Certificates of deposit	—	19,096	45,604	112,123	147,731	357,100	681,654
FHLB borrowings	—	—	—	—	25,000	160,000	185,000
Federal funds and repurchase agreements	—	—	—	—	—	—	—
	165,465	19,096	45,604	112,123	172,731	1,943,733	2,458,752
Other sources, primarily noninterest-bearing	—	—	—	—	—	763,949	763,949
Total sources	165,465	19,096	45,604	112,123	172,731	2,707,682	3,222,701
Interest
Rate Gap	$59,127	$209,153	$17,421	$21,029	$91,027	$(391,979)	$5,778
Cumulative Interest
Rate Gap at December 31, 2019	$59,127	$268,280	$285,701	$306,730	$397,757	$5,778
Gap Ratio	1.36	11.95	1.38	1.19	1.53	0.86
Cumulative Gap Ratio	1.36	2.45	2.24	1.90	1.77	1.00

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

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$422,029	$160,434	$250,725	$205,525	$321,253	$183,680	$1,543,646	$1,329,731
Average interest rate	4.77%	4.30%	4.40%	4.84%	4.71%	4.06%	4.57%
Loans, variable:
Balance	$186,326	$162,841	$235,606	$200,295	$169,059	$141,331	$1,095,458	$1,273,502
Average interest rate	5.11%	4.19%	4.12%	4.30%	4.48%	4.35%	4.42%
Investments (1):
Balance	$74,254	$47,118	$52,019	$50,593	$48,829	$93,555	$366,368	$366,368
Average interest rate	2.25%	2.10%	2.39%	2.60%	1.99%	2.87%	2.42%
Liabilities:
Liquid deposits (2):
Balance	$—	$—	$—	$—	$—	$—	$1,592,041	$1,591,997
Average interest rate	—%	—%	—%	—%	—%	—%	0.82%
Deposits, certificates:
Balance	$324,554	$124,527	$90,009	$130,252	$12,312	$—	$681,654	$695,221
Average interest rate	1.92%	1.95%	2.65%	3.19%	2.22%	—%	2.27%

(1)	Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.

(2)	Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 52 through 107.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hills Bancorporation (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on Internal Control-Integrated Framework (2013) and our report dated March 6, 2020, expressed an unqualified opinion.
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
March 6, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Internal Control over Financial Reporting

We have audited Hills Bancorporation's (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 6, 2020, expressed an unqualified opinion.

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

BKD, LLP
Springfield, Missouri
March 6, 2020

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(Amounts In Thousands, Except Shares)

ASSETS	2019	2018
Cash and cash equivalents	$241,965	$43,305
Investment securities available for sale at fair value (amortized cost 2019 $351,069; 2018 $321,660) (Notes 1, 2 and 13)	355,303	318,926
Stock of Federal Home Loan Bank	11,065	12,172
Loans held for sale	8,400	1,984
Loans, net of allowance for loan losses (2019 $33,760; 2018 $37,810) (Notes 1, 3, and 12)	2,606,277	2,591,085
Property and equipment, net (Note 4)	37,146	37,051
Tax credit real estate	8,280	9,193
Accrued interest receivable	12,442	11,784
Deferred income taxes, net (Note 10)	8,018	10,869
Goodwill	2,500	2,500
Other assets	9,491	3,595
Total Assets	$3,300,887	$3,042,464
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$387,612	$372,152
Interest-bearing deposits (Note 6)	2,273,752	2,048,972
Total deposits	2,661,364	2,421,124
Federal Home Loan Bank borrowings (Note 7)	185,000	215,000
Accrued interest payable	2,474	1,812
Other liabilities	25,012	20,776
Total Liabilities	2,873,850	2,658,712
Commitments and Contingencies (Notes 9 and 15)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 9)	51,826	48,870
Stockholders' Equity (Note 11)
Common stock, no par value; authorized 20,000,000 shares; issued 2019 10,327,656 shares; 2018 10,325,191 shares	—	—
Paid in capital	55,943	52,122
Retained earnings	409,509	371,848
Accumulated other comprehensive gain (loss) (Note 8)	1,415	(3,250)
Treasury stock at cost (2019 975,962 shares; 2018 988,750 shares)	(39,830)	(36,968)
Total Stockholders' Equity	427,037	383,752
Less maximum cash obligation related to ESOP shares (Note 9)	51,826	48,870
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	375,211	334,882
Total Liabilities & Stockholders' Equity	$3,300,887	$3,042,464

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2019, 2018 and 2017
(Amounts In Thousands, Except Per Share Amounts)

	2019	2018	2017
Interest income:
Loans, including fees	$121,269	$110,588	$100,579
Investment securities:
Taxable	3,239	2,759	1,709
Nontaxable	3,844	3,511	3,231
Federal funds sold	3,980	1,939	433
Total interest income	132,332	118,797	105,952
Interest expense:
Deposits	28,540	19,531	9,742
Other borrowings	—	—	184
FHLB borrowings	6,333	6,792	8,046
Total interest expense	34,873	26,323	17,972
Net interest income	97,459	92,474	87,980
Provision for loan losses (Note 3)	(2,880)	8,497	1,688
Net interest income after provision for loan losses	100,339	83,977	86,292
Noninterest income:
Net gain on sale of loans	3,539	1,517	1,547
Trust fees	9,579	10,007	8,043
Service charges and fees	10,276	9,614	8,850
Other noninterest income	1,426	2,680	2,378
Loss on sale of investment securities	(28)	—	—
	24,792	23,818	20,818
Noninterest expenses:
Salaries and employee benefits	36,709	34,981	33,197
Occupancy	4,336	4,374	4,189
Furniture and equipment	6,795	5,741	5,580
Office supplies and postage	1,841	1,778	1,961
Advertising and business development	2,595	2,513	2,764
Outside services	10,360	10,076	8,303
FDIC insurance assessment	194	856	845
Other noninterest expenses	4,434	1,804	2,673
	67,264	62,123	59,512
Income before income taxes	57,867	45,672	47,598
Income taxes (Note 10)	12,549	8,905	19,537
Net income	$45,318	$36,767	$28,061
Earnings per share:
Basic	$4.85	$3.93	$3.01
Diluted	4.85	3.92	3.01

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2019, 2018 and 2017
(Amounts In Thousands)

	2019	2018	2017
Net income	$45,318	$36,767	$28,061
Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	6,940	(1,593)	361
Reclassification adjustment for net losses realized in net income	28	—	—
Income taxes	(1,738)	397	(139)
Other comprehensive income (loss) on securities available for sale	5,230	(1,196)	222
Derivatives used in cash flow hedging relationships:
Net change in unrealized (loss) gain on derivatives	(753)	1,223	1,119
Income taxes	188	(305)	(428)
Other comprehensive (loss) income on cash flow hedges	(565)	918	691
Other comprehensive income (loss), net of tax	4,665	(278)	913
Comprehensive income	$49,983	$36,489	$28,974

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2019, 2018 and 2017
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2016	$44,606	$319,982	$(3,359)	$(31,178)	$(40,781)	$289,270
Issuance of 114,935 shares of common stock	4,851	—	—	595	—	5,446
Issuance of 6,892 shares of common stock under the employee stock purchase plan	325	—	—	—	—	325
Unearned restricted stock compensation	(707)	—	—	—	—	(707)
Forfeiture of 3,934 shares of common stock	(156)	—	—	—	—	(156)
Share-based compensation	11	—	—	—	—	11
Change related to ESOP shares	—	—	—	—	(2,527)	(2,527)
Net income	—	28,061	—	—	—	28,061
Cash dividends ($0.70 per share)	—	(6,485)	—	—	—	(6,485)
Purchase of 46,966 shares of common stock	—	—	—	(2,435)	—	(2,435)
Other comprehensive income	—	—	913	—	—	913
Balance, December 31, 2017	$48,930	$341,558	$(2,446)	$(33,018)	$(43,308)	$311,716
Issuance of 113,373 shares of common stock	3,386	—	—	2,834	—	6,220
Issuance of 8,172 shares of common stock under the employee stock purchase plan	421	—	—	—	—	421
Unearned restricted stock compensation	(463)	—	—	—	—	(463)
Forfeiture of 3,296 shares of common stock	(152)	—	—	—	—	(152)
Change related to ESOP shares	—	—	—	—	(5,562)	(5,562)
Net income	—	36,767	—	—	—	36,767
Cash dividends ($0.75 per share)	—	(7,003)	—	—	—	(7,003)
Reclassification of stranded tax effects due to the Tax Cuts and Jobs Act	—	526	(526)	—	—	—
Purchase of 116,962 shares of common stock	—	—	—	(6,784)	—	(6,784)
Other comprehensive (loss)	—	—	(278)	—	—	(278)
Balance, December 31, 2018	$52,122	$371,848	$(3,250)	$(36,968)	$(48,870)	$334,882
Issuance of 101,912 shares of common stock	3,549	—	—	2,672	—	6,221
Issuance of 7,720 shares of common stock under the employee stock purchase plan	434	—	—	—	—	434
Unearned restricted stock compensation	86	—	—	—	—	86
Forfeiture of 5,255 shares of common stock	(262)	—	—	—	—	(262)
Share-based compensation	14	—	—	—	—	14
Change related to ESOP shares	—	—	—	—	(2,956)	(2,956)
Net income	—	45,318	—	—	—	45,318
Cash dividends ($0.82 per share)	—	(7,657)	—	—	—	(7,657)
Purchase of 89,124 shares of common stock	—	—	—	(5,534)	—	(5,534)
Other comprehensive income	—	—	4,665	—	—	4,665
Balance, December 31, 2019	$55,943	$409,509	$1,415	$(39,830)	$(51,826)	$375,211
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019, 2018 and 2017
(Amounts In Thousands)

	2019	2018	2017
Cash Flows from Operating Activities
Net income	$45,318	$36,767	$28,061
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	3,072	3,012	2,856
Provision for loan losses	(2,880)	8,497	1,688
Net loss on sale of investment securities available for sale	28	—	—
Share-based compensation	14	—	11
Compensation expensed through issuance of common stock	1,133	1,466	1,446
Forfeiture of common stock	(262)	(152)	(156)
Provision for deferred income taxes	1,301	(1,971)	3,238
Net gain on sale of other real estate owned and other repossessed assets	(94)	(18)	(60)
Increase in accrued interest receivable	(658)	(1,012)	(1,651)
Amortization of premium on investment securities, net	441	480	586
(Increase) decrease in other assets	(2,681)	(1,086)	972
Amortization of operating lease right of use assets	354	—	—
Increase (decrease) in accrued interest and other liabilities	650	(1,423)	4,263
Loans originated for sale	(299,223)	(136,746)	(150,264)
Proceeds on sales of loans	296,346	141,441	156,455
Net gain on sales of loans	(3,539)	(1,517)	(1,547)
Net cash and cash equivalents provided by operating activities	39,320	47,738	45,898
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	63,301	57,284	65,339
Proceeds from sale of investment securities available for sale	12,467	—	—
Purchases of investment securities available for sale	(104,539)	(90,295)	(85,772)
Loans made to customers, net of collections	(13,024)	(168,567)	(181,631)
Proceeds on sale of other real estate owned and other repossessed assets	818	168	520
Purchases of property and equipment	(3,167)	(2,206)	(2,854)
Net changes from tax credit real estate investment	913	883	487
Net cash and cash equivalents used in investing activities	(43,231)	(202,733)	(203,911)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2019, 2018 and 2017
(Amounts In Thousands)

	2019	2018	2017
Cash Flows from Financing Activities
Net increase in deposits	240,240	132,559	252,253
Net decrease in short-term borrowings	—	—	(33,489)
Net (decrease) increase in FHLB borrowings	(30,000)	(80,000)	60,000
Borrowings from FRB	1	1	820
Payments on FRB borrowings	(1)	(1)	(820)
Issuance of common stock, net of costs	5,026	4,713	3,762
Stock options exercised	62	41	238
Purchase of treasury stock	(5,534)	(6,784)	(2,435)
Proceeds from the issuance of common stock through the employee stock purchase plan	434	421	325
Dividends paid	(7,657)	(7,003)	(6,485)
Net cash and cash equivalents provided by financing activities	202,571	43,947	274,169

Increase (decrease) in cash and cash equivalents	198,660	(111,048)	116,156

Cash and cash equivalents:
Beginning of year	43,305	154,353	38,197
End of year	$241,965	$43,305	$154,353

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$27,878	$19,009	$9,436
Interest paid on other obligations	6,333	6,792	8,230
Income taxes paid	10,784	9,924	14,488
Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$2,956	$5,562	$2,527
Transfers to other real estate owned	712	150	223
Sale and financing of other real estate owned	97	96	433
Right-of-use assets obtained in exchange for operating lease obligations	3,581	—	—

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Activities and Significant Accounting Policies

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2019 may change in the near-term and the effect could be material to the consolidated financial statements.

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
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of December 31, 2019 and 2018, the Company did not have any significant contract balances.
In connection with the adoption of ASC 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs for the years ending December 31, 2019 and 2018.
Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2019 and 2018, cash equivalents consisted primarily of deposits with other banks.

Investment securities:  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2019 or 2018.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2019, none of the Company’s nonaccrual loans were earning interest on a cash basis.

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

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all which are affordable housing projects as of December 31, 2019.  The Bank has a 99% or greater limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

In February 2019, the Company entered into a Letter of Intent to invest in a limited partnership, as limited partner, which will own and operate an affordable housing property in Iowa City, Iowa. The Company provides construction financing for the project and will contribute capital of $4.18 million upon construction completion which is anticipated to be in April 2020.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2016, the Company adopted ASU 2015-02 and the investments in tax credit real estate are recorded for all years presented using the equity method of accounting. The operations of the properties are not expected to contribute significantly to the Company’s income before income taxes.  However, the properties do contribute in the form of income tax credits, which lowers the Company’s effective tax rate.  Once established, the credits on each property last for ten years and are passed through from the limited partnerships to the Bank and reduces the consolidated federal tax liability of the Company.

Property and equipment:  Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using primarily declining-balance methods over the estimated useful lives of 7-40 years for buildings and improvements and 3-10 years for furniture and equipment.

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2019, the Company had no material unrecognized tax benefits.

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

For derivatives designated as cash flow hedges, the changes in the fair value of the derivatives is initially reported in other comprehensive income and subsequently reclassified to interest income or expense when the hedged transaction affects earnings.  The Bank assesses the effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instruments with the cumulative changes in cash flows of the designated hedged item or transaction.  No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents calculations of earnings per share:

	Year Ended December 31,
	2019	2018	2017
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	9,336,441	9,335,154	9,264,227
Weighted average number of net shares issued (redeemed)	19,304	31,160	65,776
Weighted average shares outstanding (basic)	9,355,745	9,366,314	9,330,003
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	4,035	4,027	4,632
Weighted average number of shares (diluted)	9,359,780	9,370,341	9,334,635
Net income	$45,318	$36,767	$28,061
Earnings per share:
Basic	$4.85	$3.93	$3.01
Diluted	$4.85	$3.92	$3.01

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 created Subtopic 321-10, Investments-Equity Securities which is applicable to all entities except those in industries that account for substantially all investments at fair value through earnings or the change in net assets. Under this new subtopic, equity securities are generally required to be measured at fair value with unrealized holding gains and losses reflected in net income. ASU 2016-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted ASU 2016-01 for the period ending March 31, 2018. There was no material impact on the financial statements, however, it required the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and eliminated the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The revised disclosures are in Note 13 Fair Value Measurements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has implemented a software solution provided by a third party vendor to assist in the determination of the CECL model. The CECL model is being finalized and we completed the validation process for the CECL model using an independent outside party in January 2020. Our current planned approach for estimating expected life-time credit losses for loans upon adoption includes the following key components:

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

•
We will primarily utilize discounted cash flow (DCF) methods to estimate credit losses by portfolio segment. The DCF methods obtain estimated life-time credit losses using the conceptual components described above.

Based on our portfolio composition upon adoption and the current economic environment, we anticipate an increase in our Allowance for Credit Losses (ACL) for loans of approximately $3 million to $4 million. We also anticipate an unfunded commitments liability of approximately $1 million to $2 million. We will continue to evaluate and refine the results of our loss estimates throughout the first quarter of 2020. The future effects of CECL on our ACL will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions, as well as any refinements to our model, methodology and other key assumptions. We will recognize a one-time cumulative-effect adjustment to our ACL upon adoption of the new standard. The increase in the ACL will result in a decrease to our regulatory capital amounts and ratios.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 250), Simplifying the Test for Goodwill Impairment. The ASU simplifies the goodwill impairment test by requiring a company to perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized when the carrying amount exceeds fair value. For public companies, ASU 2017-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU No. 2017-04 by the Company on January 1, 2020 did not have a material impact on the financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This ASU requires companies to change the recognition and presentation of the effects of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and requiring companies to present all of the elements of hedge accounting that affect earnings in the same income statement line as the hedged item. Furthermore, the standard eases the requirements for effectiveness testing, hedge documentation and applying the critical terms match method and introduces new alternatives that will permit companies to reduce the risk of material error corrections if they misapply the shortcut method. For public companies, ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2017-12 for the period ending March 31, 2019. There was no material impact on the financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-02 for the period ending March 31, 2018 and elected the specific identification method accounting policy. Upon adoption, there was a $0.53 million reclassification recorded in stockholders' equity.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 for the period ending March 31, 2019. There was no material impact on the financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including removal of the requirement to disclose the valuation processes for Level 3 fair value measurements and the additional requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 by the Company on January 1, 2020 did not have a material impact on the financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangements That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 by the Company on January 1, 2020 did not have a material impact on the financial statements.

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

In November 2019, the FASB issued ASU No. 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements - Share-Based Consideration Payable to a Customer. The amendments in this ASU require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified and the grantee is no longer a customer. The Company adopted ASU 2019-08 for the period ending December 31, 2019. There was no material impact on the financial statements.

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU clarify or address stakeholders' specific issues about certain aspects of the amendments in ASU 2016-13 in the following areas: expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables and financial assets secured by collateral maintenance provisions. For public companies, ASU 2019-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and will be adopted concurrently with ASU 2016-13.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing specific exceptions included in Topic 740, introducing other simplifications and making technical corrections. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the financial statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Investment Securities

The carrying values of investment securities at December 31, 2019 and December 31, 2018 are summarized in the following table (Amounts in Thousands):

	December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$128,585	36.19%	$83,155	26.07%
Other securities (FHLB, FHLMC and FNMA)	15,229	4.29%	34,871	10.93%
State and political subdivisions	211,489	59.52%	200,900	63.00%
Total securities available for sale	$355,303	100.00%	$318,926	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2019 or 2018.  The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2019:
U.S. Treasury	$127,096	$1,626	$(137)	$128,585
Other securities (FHLB, FHLMC and FNMA)	15,287	—	(58)	15,229
State and political subdivisions	208,686	2,938	(135)	211,489
Total	$351,069	$4,564	$(330)	$355,303
December 31, 2018:
U.S. Treasury	$83,839	$124	$(808)	$83,155
Other securities (FHLB, FHLMC and FNMA)	35,371	—	(500)	34,871
State and political subdivisions	202,450	278	(1,828)	200,900
Total	$321,660	$402	$(3,136)	$318,926

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2019, were as follows (Amounts in Thousands):

	Amortized Cost	Fair Value
Due in one year or less	$63,191	$63,189
Due after one year through five years	196,456	198,559
Due after five years through ten years	81,854	84,025
Due over ten years	9,568	9,530
Total	$351,069	$355,303

As of December 31, 2019, investment securities with a carrying value of $12.93 million were pledged to collateralize derivative financial instruments and other borrowings.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	December 31, 2019	December 31, 2018
Sales proceeds	$12,467	$—
Gross realized gains	24	—
Gross realized losses	52	—

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2019
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	11	$27,932	$(136)	0.49%	1	$2,495	$(1)	0.04%	12	$30,427	$(137)	0.45%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—%	6	15,229	(58)	0.38%	6	15,229	(58)	0.38%
State and political subdivisions	66	17,881	(119)	0.67%	20	3,825	(16)	0.42%	86	21,706	(135)	0.62%
Total temporarily impaired securities	77	$45,813	$(255)	0.56%	27	$21,549	$(75)	0.35%	104	$67,362	$(330)	0.49%

	Less than 12 months				12 months or more				Total
2018
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	6	$14,644	$(49)	0.33%	19	$46,443	$(759)	1.63%	25	$61,087	$(808)	1.32%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—%	14	34,871	(500)	1.43%	14	34,871	(500)	1.43%
State and political subdivisions	113	31,022	(162)	0.52%	325	77,921	(1,666)	2.14%	438	108,943	(1,828)	1.68%
Total temporarily impaired securities	119	$45,666	$(211)	0.46%	358	$159,235	$(2,925)	1.84%	477	$204,901	$(3,136)	1.53%

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Loans

Classes of loans are as follows:

	December 31,
	2019	2018
	(Amounts In Thousands)
Agricultural	$91,317	$92,673
Commercial and financial	221,323	229,501
Real estate:
Construction, 1 to 4 family residential	80,209	72,279
Construction, land development and commercial	108,410	113,807
Mortgage, farmland	242,730	236,454
Mortgage, 1 to 4 family first liens	910,742	912,059
Mortgage, 1 to 4 family junior liens	149,227	152,625
Mortgage, multi-family	350,761	352,434
Mortgage, commercial	402,181	383,314
Loans to individuals	32,308	30,072
Obligations of state and political subdivisions	49,896	52,725
	2,639,104	2,627,943
Net unamortized fees and costs	933	952
	2,640,037	2,628,895
Less allowance for loan losses	33,760	37,810
	$2,606,277	$2,591,085

Changes in the allowance for loan losses and the allowance for loan loss balance applicable to impaired loans and the related loan balance of impaired loans for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2019
Allowance for loan losses:
Beginning balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Charge-offs	(266)	(981)	(45)	(6)	(896)	(341)	(434)	(2,969)
Recoveries	95	646	8	5	700	180	165	1,799
Provision	(218)	(503)	(656)	(21)	(1,682)	(145)	345	(2,880)
Ending balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Ending balance, individually evaluated for impairment	$87	$792	$—	$—	$111	$1	$93	$1,084
Ending balance, collectively evaluated for impairment	$2,313	$4,196	$2,599	$3,950	$10,527	$7,858	$1,233	$32,676
Loan balances:
Ending balance	$91,317	$221,323	$188,619	$242,730	$1,059,969	$752,942	$82,204	$2,639,104
Ending balance, individually evaluated for impairment	$1,730	$2,742	$421	$4,081	$8,670	$3,188	$93	$20,925
Ending balance, collectively evaluated for impairment	$89,587	$218,581	$188,198	$238,649	$1,051,299	$749,754	$82,111	$2,618,179

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2018
Allowance for loan losses:
Beginning balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Charge-offs	(95)	(585)	—	—	(830)	(251)	(561)	(2,322)
Recoveries	119	1,057	148	30	612	107	162	2,235
Provision	471	517	155	273	4,066	2,609	406	8,497
Ending balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Ending balance, individually evaluated for impairment	$479	$1,189	$4	$—	$72	$306	$64	$2,114
Ending balance, collectively evaluated for impairment	$2,310	$4,637	$3,288	$3,972	$12,444	$7,859	$1,186	$35,696
Loan balances:
Ending balance	$92,673	$229,501	$186,086	$236,454	$1,064,684	$735,748	$82,797	$2,627,943
Ending balance, individually evaluated for impairment	$2,460	$4,162	$1,137	$3,612	$7,012	$9,538	$64	$27,985
Ending balance, collectively evaluated for impairment	$90,213	$225,339	$184,949	$232,842	$1,057,672	$726,210	$82,733	$2,599,958

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2017
Allowance for loan losses:
Beginning balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Charge-offs	(167)	(583)	(114)	(3)	(553)	(130)	(554)	(2,104)
Recoveries	146	1,183	662	—	661	376	258	3,286
Provision	(632)	(294)	(449)	255	883	1,409	516	1,688
Ending balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Ending balance, individually evaluated for impairment	$133	$1,018	$39	$238	$66	$482	$190	$2,166
Ending balance, collectively evaluated for impairment	$2,161	$3,819	$2,950	$3,431	$8,602	$5,218	$1,053	$27,234
Loan balances:
Ending balance	$88,580	$218,632	$179,333	$215,286	$975,791	$698,006	$84,043	$2,459,671
Ending balance, individually evaluated for impairment	$4,916	$2,768	$957	$7,962	$6,654	$8,040	$190	$31,487
Ending balance, collectively evaluated for impairment	$83,664	$215,864	$178,376	$207,324	$969,137	$689,966	$83,853	$2,428,184

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2019:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2019
Grade:
Excellent	$3,594	$3,461	$260	$190
Good	12,380	47,843	8,868	23,217
Satisfactory	43,308	117,114	51,093	47,987
Monitor	24,857	44,543	17,505	29,009
Special Mention	3,110	5,157	2,483	7,428
Substandard	4,068	3,205	—	579
Total	$91,317	$221,323	$80,209	$108,410

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
2019
Grade:
Excellent	$3,630	$3,209	$261	$18,955
Good	40,118	32,474	4,233	47,871
Satisfactory	134,738	751,215	136,079	189,391
Monitor	53,147	96,353	5,473	60,965
Special Mention	3,033	11,167	1,469	27,559
Substandard	8,064	16,324	1,712	6,020
Total	$242,730	$910,742	$149,227	$350,761

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2019
Grade:
Excellent	$27,017	$—	$7,444	$68,021
Good	79,467	221	14,465	311,157
Satisfactory	206,196	31,385	20,274	1,728,780
Monitor	81,381	437	7,323	420,993
Special Mention	4,802	212	390	66,810
Substandard	3,318	53	—	43,343
Total	$402,181	$32,308	$49,896	$2,639,104

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the credit quality indicators by type of loans in each category as of December 31, 2018:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2018
Grade:
Excellent	$3,667	$3,322	$—	$209
Good	15,342	51,562	13,029	16,667
Satisfactory	39,897	121,759	42,043	68,123
Monitor	27,510	35,897	15,045	19,888
Special Mention	647	11,418	1,767	7,635
Substandard	5,610	5,543	395	1,285
Total	$92,673	$229,501	$72,279	$113,807

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
2018
Grade:
Excellent	$5,619	$2,715	$520	$22,058
Good	52,364	33,134	4,569	60,047
Satisfactory	126,706	752,473	138,533	187,641
Monitor	41,486	96,187	6,242	60,398
Special Mention	1,055	10,439	1,130	16,065
Substandard	9,224	17,111	1,631	6,225
Total	$236,454	$912,059	$152,625	$352,434

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2018
Grade:
Excellent	$34,096	$—	$8,117	$80,323
Good	86,453	315	15,652	349,134
Satisfactory	177,271	28,797	20,685	1,703,928
Monitor	74,990	647	8,271	386,561
Special Mention	3,228	217	—	53,601
Substandard	7,276	96	—	54,396
Total	$383,314	$30,072	$52,725	$2,627,943

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past due loans as of December 31, 2019 and 2018 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2019
Agricultural	$163	$275	$122	$560	$90,757	$91,317	$48
Commercial and financial	1,076	229	101	1,406	219,917	221,323	65
Real estate:
Construction, 1 to 4 family residential	635	—	—	635	79,574	80,209	—
Construction, land development and commercial	215	101	—	316	108,094	108,410	—
Mortgage, farmland	736	—	610	1,346	241,384	242,730	—
Mortgage, 1 to 4 family first liens	5,026	3,100	4,149	12,275	898,467	910,742	354
Mortgage, 1 to 4 family junior liens	813	126	233	1,172	148,055	149,227	139
Mortgage, multi-family	—	97	—	97	350,664	350,761	—
Mortgage, commercial	321	489	—	810	401,371	402,181	—
Loans to individuals	226	55	15	296	32,012	32,308	—
Obligations of state and political subdivisions	—	—	—	—	49,896	49,896	—
	$9,211	$4,472	$5,230	$18,913	$2,620,191	$2,639,104	$606

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2018
Agricultural	$1,026	$—	$135	$1,161	$91,512	$92,673	$—
Commercial and financial	988	459	225	1,672	227,829	229,501	—
Real estate:
Construction, 1 to 4 family residential	—	—	212	212	72,067	72,279	212
Construction, land development and commercial	233	202	—	435	113,372	113,807	—
Mortgage, farmland	193	388	—	581	235,873	236,454	—
Mortgage, 1 to 4 family first liens	3,972	833	3,234	8,039	904,020	912,059	158
Mortgage, 1 to 4 family junior liens	199	36	—	235	152,390	152,625	—
Mortgage, multi-family	—	—	—	—	352,434	352,434	—
Mortgage, commercial	733	344	—	1,077	382,237	383,314	—
Loans to individuals	195	—	22	217	29,855	30,072	—
Obligations of state and political subdivisions	—	—	—	—	52,725	52,725	—
	$7,539	$2,262	$3,828	$13,629	$2,614,314	$2,627,943	$370

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more increased $0.24 million from December 31, 2018 to December 31, 2019.  As of December 31, 2019 and 2018, accruing loans past due 90 days or more were 0.02% and 0.01% of total loans, respectively.  The average balance of the accruing loans past due 90 days or more decreased in 2019 as compared to 2018.  The average 90 days or more past due accruing loan balance per loan was $0.08 million as of December 31, 2019 compared to $0.19 million as of December 31, 2018.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain impaired loan information by loan type at December 31, 2019 and 2018 was as follows:

	December 31, 2019			December 31, 2018
	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,192	$48	$404	$1,338	$—	$120
Commercial and financial	679	65	1,934	1,476	—	2,686
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	212	—
Construction, land development and commercial	—	—	320	—	—	328
Mortgage, farmland	1,369	—	2,712	1,062	—	3,301
Mortgage, 1 to 4 family first liens	6,558	354	1,626	5,799	158	1,143
Mortgage, 1 to 4 family junior liens	94	139	—	—	—	24
Mortgage, multi-family	97	—	1,719	145	—	—
Mortgage, commercial	779	—	593	1,009	—	937
Loans to individuals	—	—	—	—	—	—
	$10,768	$606	$9,308	$10,829	$370	$8,539

(1)	There were $4.34 million and $4.84 million of TDR loans included within nonaccrual loans as of December 31, 2019 and 2018, respectively.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of information for TDR loans as of December 31, 2019 and 2018:

	December 31, 2019
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	9	$1,552	$3
Commercial and financial	16	2,641	95
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	2	320	—
Mortgage, farmland	8	4,021	—
Mortgage, 1 to 4 family first liens	16	2,083	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	2	1,719	—
Mortgage, commercial	7	1,373	—
Loans to individuals	—	—	—
	60	$13,709	$98

	December 31, 2018
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	5	$1,316	$91
Commercial and financial	13	3,867	75
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	2	328	—
Mortgage, farmland	8	4,291	—
Mortgage, 1 to 4 family first liens	16	1,710	—
Mortgage, 1 to 4 family junior liens	1	24	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	9	1,839	—
Loans to individuals	—	—	—
	54	$13,375	$166

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of TDR loans that were modified during the year ended December 31, 2019 and 2018 was as follows:

	December 31, 2019
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	4	$574	$574
Commercial and financial	5	503	503
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	1	620	620
Mortgage, 1 to 4 family first liens	3	705	705
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	2	1,719	1,719
Mortgage, commercial	—	—	—
Loans to individuals	—	—	—
	15	$4,121	$4,121

	December 31, 2018
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	1	$163	$163
Commercial and financial	6	2,294	2,294
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	1	218	218
Mortgage, farmland	2	4,944	4,944
Mortgage, 1 to 4 family first liens	6	627	627
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	2	852	852
Loans to individuals	—	—	—
	18	$9,098	$9,098

The Bank has commitments to lend additional borrowings to TDR loan customers.  These commitments are in the normal course of business and allow the borrowers to build pre-sold homes and commercial property which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

There was one TDR loan totaling $0.065 million modified during the year that was in payment default (defined as past due 90 days or more) as of December 31, 2019 and none as of December 31, 2018.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2019 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2019
With no related allowance recorded:
Agricultural	$1,596	$2,157	$—	$1,785	$37
Commercial and financial	1,340	2,220	—	1,617	64
Real estate:
Construction, 1 to 4 family residential	101	144	—	106	—
Construction, land development and commercial	320	336	—	324	18
Mortgage, farmland	4,081	4,613	—	4,144	157
Mortgage, 1 to 4 family first liens	7,157	9,015	—	6,822	51
Mortgage, 1 to 4 family junior liens	—	246	—	—	—
Mortgage, multi-family	1,816	1,930	—	1,873	83
Mortgage, commercial	1,302	1,852	—	1,364	26
Loans to individuals	—	14	—	—	—
	$17,713	$22,527	$—	$18,035	$436
With an allowance recorded:
Agricultural	$134	$134	$87	$287	$17
Commercial and financial	1,402	1,539	792	1,510	83
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	1,280	1,501	64	1,318	29
Mortgage, 1 to 4 family junior liens	233	233	47	239	6
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	70	70	1	73	4
Loans to individuals	93	93	93	62	2
	$3,212	$3,570	$1,084	$3,489	$141
Total:
Agricultural	$1,730	$2,291	$87	$2,072	$54
Commercial and financial	2,742	3,759	792	3,127	147
Real estate:
Construction, 1 to 4 family residential	101	144	—	106	—
Construction, land development and commercial	320	336	—	324	18
Mortgage, farmland	4,081	4,613	—	4,144	157
Mortgage, 1 to 4 family first liens	8,437	10,516	64	8,140	80
Mortgage, 1 to 4 family junior liens	233	479	47	239	6
Mortgage, multi-family	1,816	1,930	—	1,873	83
Mortgage, commercial	1,372	1,922	1	1,437	30
Loans to individuals	93	107	93	62	2
	$20,925	$26,097	$1,084	$21,524	$577

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2018 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2018
With no related allowance recorded:
Agricultural	$1,395	$1,663	$—	$1,071	$23
Commercial and financial	1,650	2,503	—	1,977	58
Real estate:
Construction, 1 to 4 family residential	111	148	—	113	—
Construction, land development and commercial	328	344	—	333	18
Mortgage, farmland	3,612	4,071	—	3,068	89
Mortgage, 1 to 4 family first liens	6,089	7,819	—	6,435	36
Mortgage, 1 to 4 family junior liens	—	254	—	—	—
Mortgage, multi-family	145	213	—	153	—
Mortgage, commercial	1,871	2,486	—	1,940	42
Loans to individuals	—	14	—	—	—
	$15,201	$19,515	$—	$15,090	$266
With an allowance recorded:
Agricultural	$1,065	$1,229	$479	$980	$7
Commercial and financial	2,512	2,512	1,189	2,793	107
Real estate:
Construction, 1 to 4 family residential	698	698	4	622	28
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	899	974	70	888	25
Mortgage, 1 to 4 family junior liens	24	24	2	25	1
Mortgage, multi-family	7,447	7,447	305	7,543	346
Mortgage, commercial	75	75	1	77	4
Loans to individuals	64	64	64	77	9
	$12,784	$13,023	$2,114	$13,005	$527
Total:
Agricultural	$2,460	$2,892	$479	$2,051	$30
Commercial and financial	4,162	5,015	1,189	4,770	165
Real estate:
Construction, 1 to 4 family residential	809	846	4	735	28
Construction, land development and commercial	328	344	—	333	18
Mortgage, farmland	3,612	4,071	—	3,068	89
Mortgage, 1 to 4 family first liens	6,988	8,793	70	7,323	61
Mortgage, 1 to 4 family junior liens	24	278	2	25	1
Mortgage, multi-family	7,592	7,660	305	7,696	346
Mortgage, commercial	1,946	2,561	1	2,017	46
Loans to individuals	64	78	64	77	9
	$27,985	$32,538	$2,114	$28,095	$793

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding impaired loans as of and for the year ended December 31, 2017 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2017
With no related allowance recorded:
Agricultural	$1,822	$2,193	$—	$2,044	$19
Commercial and financial	1,725	2,487	—	2,080	51
Real estate:
Construction, 1 to 4 family residential	114	150	—	116	5
Construction, land development and commercial	338	371	—	344	14
Mortgage, farmland	2,523	2,902	—	2,476	56
Mortgage, 1 to 4 family first liens	6,045	7,507	—	6,286	80
Mortgage, 1 to 4 family junior liens	7	482	—	23	—
Mortgage, multi-family	218	355	—	231	—
Mortgage, commercial	1,564	2,274	—	1,706	45
Loans to individuals	—	14	—	—	—
	$14,356	$18,735	$—	$15,306	$270
With an allowance recorded:
Agricultural	$3,094	$3,149	$133	$3,526	$160
Commercial and financial	1,043	1,043	1,018	1,249	60
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	505	505	39	321	14
Mortgage, farmland	5,439	5,439	238	5,596	242
Mortgage, 1 to 4 family first liens	577	593	63	585	20
Mortgage, 1 to 4 family junior liens	25	25	3	26	1
Mortgage, multi-family	6,179	6,179	480	6,247	281
Mortgage, commercial	79	79	2	81	4
Loans to individuals	190	190	190	179	20
	$17,131	$17,202	$2,166	$17,810	$802
Total:
Agricultural	$4,916	$5,342	$133	$5,570	$179
Commercial and financial	2,768	3,530	1,018	3,329	111
Real estate:
Construction, 1 to 4 family residential	114	150	—	116	5
Construction, land development and commercial	843	876	39	665	28
Mortgage, farmland	7,962	8,341	238	8,072	298
Mortgage, 1 to 4 family first liens	6,622	8,100	63	6,871	100
Mortgage, 1 to 4 family junior liens	32	507	3	49	1
Mortgage, multi-family	6,397	6,534	480	6,478	281
Mortgage, commercial	1,643	2,353	2	1,787	49
Loans to individuals	190	204	190	179	20
	$31,487	$35,937	$2,166	$33,116	$1,072

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans decreased by $7.06 million from December 31, 2018 to December 31, 2019.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, TDR loans and specific reserve loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. Impaired loans were 0.79% and 1.06% of loans held for investment as of December 31, 2019 and 2018, respectively. The decrease in impaired loans is due mainly to a decrease of $8.07 million in specific reserve loans and a decrease in nonaccrual loans of $0.06 million and offset by an increase of accruing loans past due 90 days or more of $0.24 million, and an increase in TDR loans of $0.77 million from December 31, 2018 to December 31, 2019.

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

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.   Although management believes the levels of the allowance for loan losses as of December 31, 2019 and 2018 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Note 4.	Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2019	2018
	(Amounts In Thousands)
Land	$11,261	$10,899
Buildings and improvements	37,261	36,815
Furniture and equipment	38,449	36,090
	86,971	83,804
Less accumulated depreciation	49,825	46,753
Net	$37,146	$37,051

Note 5.	Leases

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

For the year ended December 31, 2019, total operating lease expense was $0.62 million included in occupancy expenses in the consolidated statement of income. Included in this were $0.53 million of operating lease costs, $0.03 million of short term lease costs, and $0.06 million of variable lease costs.
For the year ended December 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.53 million and right-of-use assets obtained in exchange for lease obligations was $3.58 million.
As of December 31, 2019, operating lease right-of-use assets included in other assets was $3.20 million and liabilities was $3.23 million. The weighted average remaining lease term for operating leases was 10.86 years and the weighted average discount rate for operating leases was 3.46%. Discount rates used were determined from FHLB borrowing rates for comparable terms.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2020	470
2021	456
2022	447
2023	301
2024	250
Thereafter	2,009
Total lease payments	3,933
Less imputed interest	(706)
Total operating lease liabilities	$3,227

Note 6.	Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2019	2018
	(Amounts In Thousands)
NOW and other demand	$610,271	$542,388
Savings	981,827	925,214
Time, $100,000 and over	292,982	228,551
Other time	388,672	352,819
	$2,273,752	$2,048,972

Brokered deposits totaled $109.29 million and $132.46 million as of December 31, 2019 and 2018, respectively, with an average interest rate of 1.65% and 2.46% as of December 31, 2019 and 2018, respectively. As of December 31, 2019, brokered deposits of $109.29 million are included in savings deposits.  At December 31, 2018, brokered deposits of $132.46 million were included in savings deposits.

Time deposits have a maturity as follows:

	December 31,
	2019	2018
	(Amounts In Thousands)
Due in one year or less	$324,554	$229,091
Due after one year through two years	124,527	223,254
Due after two years through three years	90,009	44,610
Due after three years through four years	130,252	35,002
Due over four years	12,312	49,413
	$681,654	$581,370

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Federal Home Loan Bank Borrowings

As of December 31, 2019 and 2018, the borrowings were as follows:

	2019	2018
(Effective interest rates as of December 31, 2019)	(Amounts In Thousands)
Due 2020, 3.05%	25,000	25,000
Due 2023, 3.77%	25,000	25,000
Due 2024, 2.38%	15,000	15,000
Due 2025, 2.54% to 2.94%	60,000	90,000
Due 2026, 2.52% to 2.86%	30,000	30,000
Due 2027, 2.76% to 2.95%	30,000	30,000
	$185,000	$215,000

On December 13, 2019 the Company paid $30.00 million in FHLB Borrowings due in 2025. On January 17, 2018 the Company paid $15.00 million in FHLB Borrowings due in 2019 and $15.00 million due in 2021. On February 6, 2018 the Company paid $15.00 million in FHLB Borrowings due in 2021. On February 28, 2018 the Company paid $15.00 million in FHLB Borrowings due in 2022. There were no prepayment fees incurred with these prepayments. Fees incurred with the 2019 prepayments were $2.09 million. The remaining borrowings with the FHLB may have prepayment fees based on the current FHLB borrowing rate.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $11.06 million and $12.17 million at December 31, 2019 and 2018, respectively.  Collateral is provided by the Company’s 1 to 4 family mortgage loans totaling $249.75 million at December 31, 2019 and $290.25 million at December 31, 2018.  The Company also has the ability to borrow against agricultural real estate, commercial real estate and multi-family loans totaling $306.86 million as of December 31, 2019 and $296.53 million as of December 31, 2018 and there was $0 borrowed against this collateral as of December 31, 2019 or 2018.

Note 8.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2019	2018
	(amounts in thousands)
Net unrealized gain (loss) on available-for-sale securities	$4,234	$(2,734)
Net unrealized loss on derivatives used for cash flow hedges	(2,349)	(1,596)
Tax effect	(470)	1,080
Net-of-tax amount	$1,415	$(3,250)

Note 9.	Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of 90% of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in a year is $9,000.  During the year ended December 31, 2019, 7,720 shares of stock were purchased by employees of the Bank through the ESPP.  8,172 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2018.

The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.08 million, $1.05 million and $1.01 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The 2019, 2018 and 2017 discretionary contribution rate was 4.5% of qualified salaries.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2019 and 2018, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2019	2018
Shares held by the ESOP	797,317	801,147
Fair value per share	$65.00	$61.00
Maximum cash obligation	$51,826,000	$48,870,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company made a 4.50% or $1.08 million contribution to the profit sharing plan for the year ended December 31, 2019. The Company made a 4.50% or $1.05 million contribution to the profit sharing plan for the year ended December 31, 2018. The Company made a 4.50% or $1.01 million contribution to the profit sharing plan for the year ended December 31, 2017. The Company made matching contributions under its 401(k) plan of $0.22 million in 2019, $0.21 million in 2018, and $0.20 million in 2017 and each such amount is included in salaries and employee benefits expense.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $4.89 million and $5.90 million at December 31, 2019 and 2018, respectively.  Expense related to the deferred compensation plan was $0.42 million for 2019, $0.85 million for 2018 and $0.81 million for 2017 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $3.94 million and $3.52 million at December 31, 2019 and 2018, respectively.  Expense related to the directors’ deferred compensation plan was $0.28 million for 2019, $0.43 million for 2018 and $0.37 million for 2017 and is included in other noninterest expense.

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

The fair value of each option is estimated as of the date of grant using a Black Scholes option pricing model.  The expected lives of options granted incorporate historical employee exercise behavior.  The risk-free rate for periods that coincide with the expected life of the options is based on the ten year interest rate swap rate as published by the Federal Reserve Bank on the date of issuance.  Expected volatility is based on volatility levels of the Company’s peers’ common stock as the Company’s stock has limited trading activity.  Expected dividend yield was based on historical dividend rates. Significant assumptions at the date of grant on May 14, 2019 include the risk-free interest rate of 2.39%, expected option life of 7.5 years, expected volatility of 33% and expected dividends of 1.23%.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 5,805 stock options granted in 2019 and none in 2018 and 2017. The weighted-average fair value of options granted in 2019 was $21.31 per share. The intrinsic value of options exercised was $0.06 million, $0.03 million and $0.24 million for 2019, 2018 and 2017, respectively.

A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2016	19,380	$29.92	3.03	$580
Granted	—
Exercised	(9,160)
Balance, December 31, 2017	10,220	$33.44	4.45	342
Granted	—
Exercised	(1,200)
Balance, December 31, 2018	9,020	$33.30	3.41	250
Granted	5,805
Exercised	(1,800)
Balance, December 31, 2019	13,025	$45.92	5.47	$248

Other pertinent information related to the options outstanding at December 31, 2019 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
33.00	7,220	28 months	7,220
62.00	5,805	113 months	—
	13,025		7,220

As of December 31, 2019, the outstanding options have a weighted-average exercise price of $45.92 per share and a weighted average remaining contractual term of 5.47 years. There was $0.11 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2019. The cost is expected to be recognized over a weighted-average period of 4.40 years. As of December 31, 2019, the vested options totaled 7,220 shares with a weighted-average exercise price of $33.00 per share.

As of December 31, 2019, 19,853 shares were available for stock options and awards.  The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock. A summary of the restricted stock option activity for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	38,125
Granted	23,527	$63.96
Forfeited	5,255	$49.91
Balance, December 31, 2019	19,853

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company authorized the issuance of 23,527 shares in 2019, 24,899 shares in 2018, and 27,407 shares in 2017 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2019, 2018 and 2017 was $0.96 million, $0.85 million and $0.58 million, respectively. 7,200, 15,200 and 15,200 shares of the restricted common stock shares awarded in December 31, 2019, 2018 and 2017, are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 10.	Income Taxes

Income taxes for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

	2019	2018	2017
	(Amounts In Thousands)
Current:
Federal	$8,857	$7,783	$13,770
State	2,391	3,093	2,529
Deferred:
Federal	1,068	(1,560)	3,426
State	233	(411)	(188)
	$12,549	$8,905	$19,537

Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$8,423	$9,434
Deferred compensation	2,047	2,211
Unrealized losses on interest rate swaps	586	398
Accrued expenses	716	668
State net operating loss	929	795
Unrealized losses on investment securities	—	682
Gross deferred tax assets	$12,701	$14,188
Valuation allowance	(929)	(795)
Deferred tax asset, net of valuation allowance	$11,772	$13,393
Deferred income tax liabilities:
Property and equipment	1,955	1,728
Unrealized gains on investment securities	1,056	—
Goodwill	407	407
Other	336	389
Gross deferred tax liabilities	$3,754	$2,524
Net deferred tax assets	$8,018	$10,869

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2020 and 2038.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2019 and 2018, the Company believes

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

it is more likely than not that the Iowa net operating loss carry-forwards will not be realized. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance increased (decreased) by $134,000 and ($41,000) for the years ended December 31, 2019 and 2018, respectively.

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

The net change in the deferred income taxes for the years ended December 31, 2019, 2018 and 2017 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2019	2018	2017
	(Amounts In Thousands)
Consolidated statements of income	$1,301	$1,971	$(3,238)
Consolidated statements of stockholders' equity	1,550	92	(567)
	$2,851	$2,063	$(3,805)

Income tax expense for the years ended December 31, 2019, 2018 and 2017 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2019		2018		2017
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
Expected tax expense	$12,152	20.9%	$9,591	21.0%	$16,659	35.0%
Tax-exempt interest	(1,201)	(2.1)	(1,122)	(2.5)	(1,771)	(3.7)
Interest expense limitation	109	0.2	87	0.2	103	0.2
State income taxes, net of federal income tax benefit	2,073	3.5	2,119	4.6	1,522	3.2
Income tax credits	(531)	(0.9)	(1,292)	(2.8)	(1,426)	(3.0)
Deferred tax asset revaluation	—	—	—	—	4,710	9.9
Other	(53)	0.1	(478)	(1.0)	(260)	(0.6)
	$12,549	21.7%	$8,905	19.5%	$19,537	41.0%

Federal income tax expense for the years ended December 31, 2019, 2018 and 2017 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2019, 2018, 2017 and 2016, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2019, 2018, 2017 and 2016, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2019 and December 31, 2018.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2019, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2020.

Note 11.	Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial results.  Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of capital. Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A capital conservation buffer was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching 2.5% on January 1, 2019. Management believes that, as of December 31, 2019 and 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2019, the most recent notifications from the Federal Reserve System categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the Bank's category.

The actual amounts and capital ratios as of December 31, 2019 and 2018, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2019:
Company:
Total risk-based capital	$454,452	18.15%	8.00%	10.00%
Tier 1 risk-based capital	423,122	16.90	6.00	8.00
Tier 1 common equity	423,122	16.90	4.50	6.50
Leverage ratio	423,122	12.77	4.00	5.00
Bank:
Total risk-based capital	455,440	18.20	8.00	10.00
Tier 1 risk-based capital	424,127	16.95	6.00	8.00
Tier 1 common equity	424,127	16.95	4.50	6.50
Leverage ratio	424,127	12.81	4.00	5.00

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		For Capital Adequacy Purposes	To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2018:
Company:
Total risk-based capital	$414,772	17.18%	8.00%	10.00%
Tier 1 risk-based capital	384,502	15.93	6.00	8.00
Tier 1 common equity	384,502	15.93	4.50	6.50
Leverage ratio	384,502	12.68	4.00	5.00
Bank:
Total risk-based capital	416,198	17.25	8.00	10.00
Tier 1 risk-based capital	385,943	16.00	6.00	8.00
Tier 1 common equity	385,943	16.00	4.50	6.50
Leverage ratio	385,943	12.73	4.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8.00%, retained earnings of $223.92 million as of December 31, 2019 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $221.18 million and $14.68 million as of December 31, 2019 and 2018, respectively.

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

The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Amounts In Thousands)
Balance, beginning	$51,216	$42,496
Net increase (decrease) due to change in related parties	2,481	188
Advances	17,243	28,194
Collections	(15,223)	(19,662)
Balance, ending	$55,717	$51,216

Deposits from these related parties totaled $11.16 million and $7.13 million as of December 31, 2019 and 2018, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2019 are as follows:

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$241,965	$241,965	$241,965	$—	$—
Investment securities	366,368	366,368	128,585	237,783	—
Loans held for sale	8,400	8,400	—	8,400	—
Loans
Agricultural	88,917	90,118	—	—	90,118
Commercial and financial	216,335	217,640	—	—	217,640
Real estate:
Construction, 1 to 4 family residential	79,096	79,954	—	—	79,954
Construction, land development and commercial	106,924	107,276	—	—	107,276
Mortgage, farmland	238,780	239,521	—	—	239,521
Mortgage, 1 to 4 family first liens	902,630	896,676	—	—	896,676
Mortgage, 1 to 4 family junior liens	147,634	143,261	—	—	143,261
Mortgage, multi-family	346,938	349,663	—	—	349,663
Mortgage, commercial	398,145	395,838	—	—	395,838
Loans to individuals	31,455	32,722	—	—	32,722
Obligations of state and political subdivisions	49,423	50,564	—	—	50,564
Accrued interest receivable	12,442	12,442	—	12,442	—
Total financial instrument assets	$3,235,452	$3,232,408	$370,550	$258,625	$2,603,233
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$387,612	$387,612	$—	$387,612	$—
Interest-bearing deposits	2,273,752	2,292,332	—	2,292,332	—
Federal Home Loan Bank borrowings	185,000	186,091	—	186,091	—
Interest rate swaps	2,349	2,349	—	2,349	—
Accrued interest payable	2,474	2,474	—	2,474	—
Total financial instrument liabilities	$2,851,187	$2,870,858	$—	$2,870,858	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$424,165	$—	$—	$—	$—
Letters of credit	8,569	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$432,734	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2019.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$128,585	$—	$—	$128,585
State and political subdivisions	—	211,489	—	211,489
Other securities (FHLB, FHLMC and FNMA)	—	15,229	—	15,229
Derivative Financial Instruments
Interest rate swaps	—	(2,349)	—	(2,349)
Total	$128,585	$224,369	$—	$352,954

	December 31, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$83,155	$—	$—	$83,155
State and political subdivisions	—	200,900	—	200,900
Other securities (FHLB, FHLMC and FNMA)	—	34,871	—	34,871
Derivative Financial Instruments
Interest rate swaps	—	(1,596)	—	(1,596)
Total	$83,155	$234,175	$—	$317,330

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2019 and 2018.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2019 and 2018, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2019				Year Ended December 31, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,272	$1,272	$36
Commercial and financial	—	—	1,803	1,803	499
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	215	215	8
Mortgage, farmland	—	—	3,576	3,576	—
Mortgage, 1 to 4 family first liens	—	—	7,986	7,986	370
Mortgage, 1 to 4 family junior liens	—	—	49	49	—
Mortgage, multi-family	—	—	1,816	1,816	—
Mortgage, commercial	—	—	1,237	1,237	125
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$17,954	$17,954	$1,038

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018				Year Ended December 31, 2018
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,160	$1,160	$63
Commercial and financial	—	—	2,882	2,882	122
Real Estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	703	703	—
Mortgage, farmland	—	—	3,848	3,848	—
Mortgage, 1 to 4 family first liens	—	—	6,729	6,729	520
Mortgage, 1 to 4 family junior liens	—	—	22	22	60
Mortgage, multi-family	—	—	7,286	7,286	—
Mortgage, commercial	—	—	1,458	1,458	349
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$24,088	$24,088	$1,114

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2019 and 2018
(Amounts In Thousands)

ASSETS	2019	2018
Cash and cash equivalents at subsidiary bank	$5,114	$3,742
Investment in subsidiary bank	428,042	385,193
Other assets	1,331	1,231
Total assets	$434,487	$390,166
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$7,450	$6,414
Redeemable common stock held by ESOP	51,826	48,870
Stockholders' equity:
Capital stock	55,943	52,122
Retained earnings	409,509	371,848
Accumulated other comprehensive gain (loss)	1,415	(3,250)
Treasury stock at cost	(39,830)	(36,968)
	427,037	383,752
Less maximum cash obligation related to ESOP shares	51,826	48,870
Total stockholders' equity	375,211	334,882
Total liabilities and stockholders' equity	$434,487	$390,166

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2019, 2018 and 2017
(Amounts In Thousands)

	2019	2018	2017
Dividends received from subsidiary	$7,657	$11,502	$7,485
Other expenses	(708)	(786)	(741)
Income before income tax benefit and equity in undistributed income of subsidiary	6,949	10,716	6,744
Income tax benefit	271	273	73
	7,220	10,989	6,817
Equity in undistributed income of subsidiary	38,098	25,778	21,244
Net income	$45,318	$36,767	$28,061

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019, 2018 and 2017
(Amounts In Thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$45,318	$36,767	$28,061
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(38,098)	(25,778)	(21,244)
Share-based compensation	14	—	11
Compensation expensed through issuance of common stock	1,133	1,466	1,446
Forfeiture of common stock	(262)	(152)	(156)
(Increase) decrease in other assets	(100)	162	237
Increase in other liabilities	1,036	574	3,212
Net cash and cash equivalents provided by operating activities	9,041	13,039	11,567
Cash flows from financing activities:
Issuance of common stock, net of costs	5,026	4,713	3,762
Stock options exercised	62	41	238
Purchase of treasury stock	(5,534)	(6,784)	(2,435)
Proceeds from the issuance of common stock through the employee stock purchase plan	434	421	325
Capital contribution to subsidiary	—	(4,700)	(3,500)
Dividends paid	(7,657)	(7,003)	(6,485)
Net cash and cash equivalents used by financing activities	(7,669)	(13,312)	(8,095)
Increase (decrease) in cash and cash equivalents	1,372	(273)	3,472
Cash and cash equivalents:
Beginning of year	3,742	4,015	543
Ending of year	$5,114	$3,742	$4,015

Note 15.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $101.94 million.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

On April 10, 2019, Hills Bank was sued in a class action lawsuit in the Iowa District Court for Johnson County. The lawsuit seeks class action status for customers who had paid overdraft fees on debit card transactions that were authorized into a positive account, but settled into a negative account.  Plaintiff contends that these overdraft fees breached the terms of Hills Bank’s account documents.  Plaintiff seeks compensatory and punitive damages for breach of contract.  The Bank disputes the merits of Plaintiff’s claims and filed a motion to dismiss the case, which the Court denied.  At this stage of the proceedings, it is not possible for management of the Bank to determine the probability of an adverse outcome or reasonably estimate the amount of any potential loss.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2019 and 2018 is as follows:

	2019	2018
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$65,203	$59,330
Credit cards	57,421	52,802
Commercial, real estate and home construction	94,490	89,171
Commercial lines and real estate purchase loans	207,051	174,637
Outstanding letters of credit	8,569	9,033

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2019 and 2018, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2019 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2020	$469
2021	375
2022	319
2023	316
2024	82
Thereafter	1
$1,562

Rent expense was $0.40 million, $0.36 million and $0.37 million for the years ended December 31, 2019, 2018 and 2017, respectively.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2019
Interest income	$31,847	$33,236	$33,969	$33,280	$132,332
Interest expense	8,074	8,848	9,274	8,677	34,873
Net interest income	$23,773	$24,388	$24,695	$24,603	$97,459
Provision for loan losses	(1,246)	(540)	144	(1,238)	(2,880)
Other income	5,250	5,851	6,638	7,053	24,792
Other expense	16,049	16,360	16,604	18,251	67,264
Income before income taxes	$14,220	$14,419	$14,585	$14,643	$57,867
Income taxes	3,017	3,199	3,303	3,030	12,549
Net income	$11,203	$11,220	$11,282	$11,613	$45,318
Basic earnings per share	$1.20	$1.20	$1.21	$1.24	$4.85
Diluted earnings per share	1.20	1.20	1.21	1.24	4.85
2018
Interest income	$28,031	$29,064	$30,411	$31,291	$118,797
Interest expense	5,738	6,241	6,891	7,453	26,323
Net interest income	$22,293	$22,823	$23,520	$23,838	$92,474
Provision for loan losses	(765)	711	1,593	6,958	8,497
Other income	5,628	6,234	6,668	5,288	23,818
Other expense	15,256	15,680	15,955	15,232	62,123
Income before income taxes	$13,430	$12,666	$12,640	$6,936	$45,672
Income taxes	2,572	2,603	2,590	1,140	8,905
Net income	$10,858	$10,063	$10,050	$5,796	$36,767
Basic earnings per share	$1.16	$1.07	$1.07	$0.63	$3.93
Diluted earnings per share	1.16	1.07	1.07	0.62	3.92

Note 17.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $2.35 million of collateral as of December 31, 2019.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of December 31, 2019 and 2018:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
December 31, 2019
Interest rate swap	$25,000	$(279)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,070)	Other Liabilities	11/7/2023

December 31, 2018
Interest rate swap	$25,000	$(120)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(1,476)	Other Liabilities	11/7/2023

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the years ended December 31, 2019 and 2018:

	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
December 31, 2019
Interest rate swap	$(119)	Interest Expense	$—	Other Income	$—
Interest rate swap	(446)	Interest Expense	—	Other Income	—

December 31, 2018
Interest rate swap	$347	Interest Expense	$—	Other Income	$—
Interest rate swap	571	Interest Expense	—	Other Income	—

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.	Subsequent Events

The Company is currently finalizing the CECL model and upon adoption of ASU 2016-13 (CECL) in the first quarter of 2020 anticipates an increase to the allowance for credit losses for loans of approximately $3 to $4 million and an unfunded commitment liability of approximately $1 to $2 million. See Note 1 for further discussion.

Subsequent events have been evaluated through March 6, 2020.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2019.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2019.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

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

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” "Information Concerning Directors other than Nominees," "Corporate Governance and Board of Directors," and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement dated March 20, 2020 for the Annual Meeting of Stockholders on April 20, 2020.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place for the Chief Executive Officer and Chief Financial Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Shari DeMaris
Treasurer
Hills Bancorporation
131 Main Street
PO Box 160
Hills, Iowa  52235

Information about our Executive Officers is incorporated into this section by reference to Part I, Item 1 of this Form 10-K.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors,” "Schedule of Director Fees," "Director Compensation Table," and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 20, 2020 for the Annual Meeting of Stockholders on April 20, 2020. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement dated March 20, 2020 for the Annual Meeting of Stockholders on April 20, 2020.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2019, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,025	$45.92	19,853
Equity compensation plans not approved by security holders	—	—	—
Total	13,025	$45.92	19,853

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Certain other Transactions with Executive Officers and Directors” in the Company’s Definitive Proxy Statement dated March 20, 2020 for the Annual Meeting of Stockholders on April 20, 2020. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 20, 2020 for the Annual Meeting of Shareholders on April 20, 2020, under the heading “Audit Committee,” which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Page 52-54

		Consolidated balance sheets as of December 31, 2019 and 2018	Page 55

		Consolidated statements of income for the years ended December 31, 2019, 2018, and 2017	Page 56

		Consolidated statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017	Page 57

		Consolidated statements of stockholders' equity for the years ended December 31, 2019, 2018 and 2017	Page 58

		Consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017	Page 59

		Notes to consolidated financial statements	Page 61

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation filed as Exhibit 3.1 in Form 10-K for the year ended December 31, 2014 is incorporated by reference.

	3.2	Amended and Restated ByLaws filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 2019 filed with the Commission on May 6, 2019 is incorporated by reference.

	4.1	Description of Registered Securities is attached on Page 113.

	10.1	1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.2	2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

10.3	Form of Stock Option Grant Agreement under the 2010 Stock Option and Incentive Plan filed as Exhibit 10.3 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.4	Form of Restricted Stock 5 Year Agreement under the 2010 Stock Option and Incentive Plan filed as Exhibit 10.4 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.5	Form of Restricted Stock 8 Year Agreement under the 2010 Stock Option and Incentive Plan filed as Exhibit 10.5 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

11	Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant is attached on Page 116.

23.1	Consent of Independent Registered Public Accounting Firm is attached on Page 117. BKD LLP

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 118-119.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 120.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DED	XBRL Taxonomy Extension Definitions Linkbase Document
(1) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION

Date:	March 6, 2020	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	March 6, 2020	By: /s/Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS OF THE REGISTRANT

Date:	March 6, 2020	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 6, 2020	By: /s/Kirsten H. Frey
Kirsten H. Frey, Director

Date:	March 6, 2020	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 6, 2020	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 6, 2020	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date:	March 6, 2020	By: /s/Casey L. Peck
Casey L. Peck, Director

Date:	March 6, 2020	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 6, 2020	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 6, 2020	By: /s/James C. Schmitt
James C. Schmitt, Director

Date:	March 6, 2020	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date:	March 6, 2020	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2019

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2019 Form 10-K

4.1	Description of Registered Securities	113

11	Statement Re Computation of Basic and Diluted Earnings Per Share
	(Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant	116

23.1	Consent of Independent Registered Public Accounting Firm, BKD LLP	117

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	118

31.2	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	119

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	120