Form 10-Q
period 2020-03-31
HILLS BANCORPORATION
filed 2020-05-04
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Index

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		April 30, 2020

Common Stock	No par value	9,371,390

Index

HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$268,293	$241,965
Investment securities available for sale at fair value (amortized cost March 31, 2020 $367,051; December 31, 2019 $351,069)	371,839	355,303
Stock of Federal Home Loan Bank	11,374	11,065
Loans held for sale	11,592	8,400
Loans, net of allowance for loan losses (March 31, 2020 $38,340; December 31, 2019 $33,760)	2,626,399	2,606,277
Property and equipment, net	36,767	37,146
Tax credit real estate investment	7,945	8,280
Accrued interest receivable	13,691	12,442
Deferred income taxes, net	9,091	8,018
Goodwill	2,500	2,500
Other assets	6,747	9,491
Total Assets	$3,366,238	$3,300,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$381,171	$387,612
Interest-bearing deposits	2,350,543	2,273,752
Total deposits	$2,731,714	$2,661,364
Federal Home Loan Bank borrowings	185,000	185,000
Accrued interest payable	2,352	2,474
Other liabilities	20,112	25,012
Total Liabilities	$2,939,178	$2,873,850

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$50,249	$51,826

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued March 31, 2020 10,328,925 shares; December 31, 2019 10,327,656 shares	$—	$—
Paid in capital	59,733	55,943
Retained earnings	408,260	409,509
Accumulated other comprehensive income	1,006	1,415
Treasury stock at cost (March 31, 2020 953,569 shares; December 31, 2019 975,962 shares)	(41,939)	(39,830)
Total Stockholders' Equity	$427,060	$427,037
Less maximum cash obligation related to ESOP shares	50,249	51,826
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$376,811	$375,211
Total Liabilities & Stockholders' Equity	$3,366,238	$3,300,887

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans, including fees	$29,893	$29,573
Investment securities:
Taxable	884	758
Nontaxable	1,037	1,025
Federal funds sold	638	491
Total interest income	$32,452	$31,847
Interest expense:
Deposits	$6,492	$6,499
FHLB borrowings	1,370	1,575
Total interest expense	$7,862	$8,074
Net interest income	$24,590	$23,773
Provision for loan losses	4,649	(1,246)
Net interest income after provision for loan losses	$19,941	$25,019
Noninterest income:
Net gain on sale of loans	$658	$286
Trust fees	2,570	2,252
Service charges and fees	2,529	2,275
Other noninterest income	400	437
Gain on sale of investment securities	10	—
	$6,167	$5,250

Noninterest expenses:
Salaries and employee benefits	$9,584	$8,722
Occupancy	1,152	1,186
Furniture and equipment	1,781	1,673
Office supplies and postage	503	459
Advertising and business development	759	638
Outside services	2,685	2,572
FDIC insurance assessment	180	209
Other noninterest expense	583	590
	$17,227	$16,049
Income before income taxes	$8,881	$14,220
Income taxes	1,806	3,017
Net income	$7,075	$11,203

Earnings per share:
Basic	$0.75	$1.20
Diluted	$0.75	$1.20

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$7,075	$11,203

Other comprehensive (loss) income
Securities:
Net change in unrealized income on securities available for sale	$564	$3,293
Reclassification adjustment for net gains realized in net income	(10)	—
Income taxes	(139)	(821)
Other comprehensive income on securities available for sale	$415	$2,472
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	$(1,098)	$(298)
Income taxes	274	75
Other comprehensive loss on cash flow hedges	$(824)	$(223)

Other comprehensive (loss) income, net of tax	$(409)	$2,249

Comprehensive income	$6,666	$13,452

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended March 31, 2020 and 2019
	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2018	$52,122	$371,848	$(3,250)	$(36,968)	$(48,870)	$334,882
Issuance of 84,164 shares of common stock	2,932	—	—	2,202	—	5,134
Issuance of 1,929 shares of common stock under the employee stock purchase plan	105	—	—	—	—	105
Unearned restricted stock compensation	170	—	—	—	—	170
Forfeiture of 703 shares of common stock	(34)	—	—	—	—	(34)
Change related to ESOP shares	—	—	—	—	(981)	(981)
Net income	—	11,203	—	—	—	11,203
Cash dividends ($0.82 per share)	—	(7,657)	—	—	—	(7,657)
Purchase of 69,771 shares of common stock	—	—	—	(4,291)	—	(4,291)
Other comprehensive income	—	—	2,249	—	—	2,249
Balance, March 31, 2019	$55,295	$375,394	$(1,001)	$(39,057)	$(49,851)	$340,780

Balance, December 31, 2019	55,943	409,509	1,415	(39,830)	(51,826)	375,211
Issuance of 91,274 shares of common stock	3,504	—	—	2,429	—	5,933
Issuance of 1,712 shares of common stock under the employee stock purchase plan	101	—	—	—	—	101
Unearned restricted stock compensation	202	—	—	—	—	202
Forfeiture of 443 shares of common stock	(23)	—	—	—	—	(23)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	1,577	1,577
Net income	—	7,075	—	—	—	7,075
Cash dividends ($0.89 per share)	—	(8,324)	—	—	—	(8,324)
Purchase of 68,881 shares of common stock	—	—	—	(4,538)	—	(4,538)
Other comprehensive income	—	—	(409)	—	—	(409)
Balance, March 31, 2020	$59,733	$408,260	$1,006	$(41,939)	$(50,249)	$376,811

See Notes to Consolidated Financial Statements.

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$7,075	$11,203
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	874	847
Provision for loan losses	4,649	(1,246)
Net gain on sale of investment securities available for sale	(10)	—
Forfeiture of common stock	(23)	(34)
Share-based compensation	6	—
Compensation expensed through issuance of common stock	89	108
Provision for deferred income taxes	(938)	454
Net gain on sale of other real estate owned and other repossessed assets	—	(11)
Increase in accrued interest receivable	(1,249)	(2,186)
Amortization of premium on investment securities, net	157	100
Decrease in other assets	2,649	426
Amortization of operating lease right-of-use assets	95	—
Decrease in accrued interest payable and other liabilities	(5,918)	(955)
Loans originated for sale	(55,609)	(29,847)
Proceeds on sales of loans	53,075	26,850
Net gain on sales of loans	(658)	(286)
Net cash and cash equivalents provided by operating activities	$4,264	$5,423

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$9,076	$10,251
Proceeds from sales of investment securities available for sale	313	—
Purchases of investment securities available for sale	(25,827)	(12,143)
Loans made to customers, net of collections	(24,771)	(15,208)
Proceeds on sale of other real estate owned and other repossessed assets	—	62
Purchases of property and equipment	(495)	(427)
Net changes from tax credit real estate investment	335	262
Net cash and cash equivalents used in investing activities	$(41,369)	$(17,203)

Cash Flows from Financing Activities
Net increase in deposits	$70,350	$175,768
Issuance of common stock, net of costs	5,844	5,026
Purchase of treasury stock	(4,538)	(4,291)
Proceeds from the issuance of common stock through the employee stock purchase plan	101	105
Dividends paid	(8,324)	(7,657)
Net cash and cash equivalents provided by financing activities	$63,433	$168,951

(Continued)

Index

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Three Months Ended March 31,
	2020	2019
Increase in cash and cash equivalents	$26,328	$157,171
Cash and cash equivalents:
Beginning of period	241,965	43,305
End of period	$268,293	$200,476

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$6,614	$6,260
Interest paid on other obligations	1,370	1,575

Noncash activities:
(Decrease)/increase in maximum cash obligation related to ESOP shares	$(1,577)	$981
Transfers to other real estate owned	—	51
Right-of-use assets obtained in exchange for operating lease obligations	—	3,581

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

Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2019 filed with the Securities Exchange Commission on March 6, 2020.  The consolidated balance sheet as of December 31, 2019, has been derived from the audited consolidated financial statements for that period.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of March 31, 2020, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of March 31, 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, early adoption is permitted for the fiscal year beginning after December 15, 2018. With the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Company elected to delay implementing CECL and continued to use the incurred loss method to calculate the allowance for loan losses as of and for the period ending March 31, 2020.

The Company has implemented a software solution provided by a third party vendor to assist in the determination of the CECL estimate. The CECL model has been finalized and we completed the validation process for the CECL model using an independent outside party in January 2020. Our current planned approach for estimating expected life-time credit losses for loans includes the following key components:

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

Upon adoption on January 1, 2020, we estimate an overall increase in our Allowance for Credit Losses (ACL) for loans of approximately $3 million to $4 million. We also anticipate an unfunded commitments liability of approximately $1.0 million to $2.0 million upon adoption. The future effects of CECL on our ACL will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions, as well as any refinements to our model, methodology and other key assumptions. We will recognize a one-time cumulative-effect adjustment to our allowance for loan losses upon adoption of the new standard.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The increase in the ACL will result in a decrease to our regulatory capital amounts and ratios. Once finalized, we estimate the ACL as of March 31, 2020 to be approximately $41 million to $44 million and the unfunded commitments liability to be approximately $4 million to $5 million.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 250), Simplifying the Test for Goodwill Impairment. The ASU simplifies the goodwill impairment test by requiring a company to perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized when the carrying amount exceeds fair value. For public companies, ASU 2017-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU No. 2017-04 for the period ending March 31, 2020. There was no material impact on the financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including removal of the requirement to disclose the valuation processes for Level 3 fair value measurements and the additional requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company adopted ASU 2018-13 for the period ending March 31, 2020. There was no material impact on the financial statements.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangements That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15 for the period ending March 31, 2020. There was no material impact on the financial statements.

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

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU clarify or address stakeholders' specific issues about certain aspects of the amendments in ASU 2016-13 in the following areas: expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables and financial assets secured by collateral maintenance provisions. For public companies, ASU 2019-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and will be adopted concurrently with ASU 2016-13. As noted above, we have elected to delay the adoption of ASU 2016-13 as permitted by the CARES Act.

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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
	2020	2019
Common shares outstanding at the beginning of the period	9,351,694	9,336,441
Weighted average number of net shares issued	46,232	30,816
Weighted average shares outstanding (basic)	9,397,926	9,367,257
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,754	4,008
Weighted average number of shares (diluted)	9,401,680	9,371,265
Net income (In thousands)	$7,075	$11,203
Earnings per share:
Basic	$0.75	$1.20
Diluted	$0.75	$1.20

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3.	Other Comprehensive Income

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(amounts in thousands)
Net unrealized income on available-for-sale securities	$4,788	$4,234
Net unrealized loss on derivatives used for cash flow hedges	(3,447)	(2,349)
Tax effect	$(335)	$(470)
Net-of-tax amount	$1,006	$1,415

Note 4.	Securities

The carrying values of investment securities at March 31, 2020 and December 31, 2019 are summarized in the following table (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$148,740	40.00%	$128,585	36.19%
Other securities (FHLB, FHLMC and FNMA)	12,826	3.45	15,229	4.29
State and political subdivisions	210,273	56.55	211,489	59.52
Total securities available for sale	$371,839	100.00%	$355,303	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of March 31, 2020 or December 31, 2019. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of March 31, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2020:
U.S. Treasury	$142,669	$6,071	$—	$148,740
Other securities (FHLB, FHLMC and FNMA)	12,775	51	—	12,826
State and political subdivisions	211,607	1,135	(2,469)	210,273
Total	$367,051	$7,257	$(2,469)	$371,839
December 31, 2019:
U.S. Treasury	$127,096	$1,626	$(137)	$128,585
Other securities (FHLB, FHLMC and FNMA)	15,287	—	(58)	15,229
State and political subdivisions	208,686	2,938	(135)	211,489
Total	$351,069	$4,564	$(330)	$355,303

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at March 31, 2020, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$65,163	$65,416
Due after one year through five years	206,921	212,657
Due after five years through ten years	82,468	81,957
Due over ten years	12,499	11,809
Total	$367,051	$371,839

As of March 31, 2020 investment securities with a carrying value of $13.51 million were pledged to collateralize derivative financial instruments and other borrowings.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	March 31, 2020	March 31, 2019
Sales proceeds	$313	$—
Gross realized gains	10	—
Gross realized losses	—	—

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019 (in thousands):

	Less than 12 months				12 months or more				Total
March 31, 2020 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	—	—	—	—	—	—	—	—

State and political subdivisions	381	101,743	(2,460)	2.42	9	1,086	(9)	0.83	390	102,829	(2,469)	2.40

Total temporarily impaired securities	381	$101,743	$(2,460)	2.42%	9	$1,086	$(9)	0.83%	390	$102,829	$(2,469)	2.40%

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Less than 12 months				12 months or more				Total
December 31, 2019 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	11	$27,932	$(136)	0.49%	1	$2,495	$(1)	0.04%	12	$30,427	$(137)	0.45%

Other securities (FHLB, FHLMC and FNMA)	—	—	—	—	6	15,229	(58)	0.38	6	15,229	(58)	0.38

State and political subdivisions	66	17,881	(119)	0.67	20	3,825	(16)	0.42	86	21,706	(135)	0.62

Total temporarily impaired securities	77	$45,813	$(255)	0.56%	27	$21,549	$(75)	0.35%	104	$67,362	$(330)	0.49%

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

Note 5.	Loans

Classes of loans are as follows:

	March 31, 2020	December 31, 2019
	(Amounts In Thousands)
Agricultural	$96,811	$91,317
Commercial and financial	228,074	221,323
Real estate:
Construction, 1 to 4 family residential	83,445	80,209
Construction, land development and commercial	102,820	108,410
Mortgage, farmland	246,203	242,730
Mortgage, 1 to 4 family first liens	905,951	910,742
Mortgage, 1 to 4 family junior liens	148,444	149,227
Mortgage, multi-family	357,194	350,761
Mortgage, commercial	410,200	402,181
Loans to individuals	31,749	32,308
Obligations of state and political subdivisions	52,917	49,896
	$2,663,808	$2,639,104
Net unamortized fees and costs	931	933
	$2,664,739	$2,640,037
Less allowance for loan losses	38,340	33,760
	$2,626,399	$2,606,277

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31, 2020
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Charge-offs	(4)	(15)	—	—	(229)	(2)	(190)	(440)
Recoveries	10	108	2	—	187	14	50	371
Provision	354	1,599	20	146	1,156	1,192	182	4,649

Ending balance	$2,760	$6,680	$2,621	$4,096	$11,752	$9,063	$1,368	$38,340

Ending balance, individually evaluated for impairment	$217	$1,534	$—	$3	$176	$—	$2	$1,932

Ending balance, collectively evaluated for impairment	$2,543	$5,146	$2,621	$4,093	$11,576	$9,063	$1,366	$36,408

Loans:

Ending balance	$96,811	$228,074	$186,265	$246,203	$1,054,395	$767,394	$84,666	$2,663,808

Ending balance, individually evaluated for impairment	$1,884	$3,853	$418	$4,130	$8,773	$3,669	$2	$22,729

Ending balance, collectively evaluated for impairment	$94,927	$224,221	$185,847	$242,073	$1,045,622	$763,725	$84,664	$2,641,079

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in the allowance for loan losses for the three months ended March 31, 2019 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the credit quality indicators by type of loans in each category as of March 31, 2020 and December 31, 2019, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
March 31, 2020
Grade:
Excellent	$3,710	$3,517	$—	$241
Good	14,405	46,648	9,646	15,969
Satisfactory	45,924	122,917	53,520	48,413
Monitor	26,066	44,584	18,506	30,190
Special Mention	3,606	6,438	747	7,218
Substandard	3,100	3,970	1,026	789
Total	$96,811	$228,074	$83,445	$102,820

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
March 31, 2020
Grade:
Excellent	$6,837	$2,732	$262	$18,974
Good	37,941	32,019	4,086	51,338
Satisfactory	136,433	742,836	135,444	191,849
Monitor	53,050	101,037	5,494	61,677
Special Mention	3,971	10,534	1,341	27,361
Substandard	7,971	16,793	1,817	5,995
Total	$246,203	$905,951	$148,444	$357,194

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
March 31, 2020
Grade:
Excellent	$26,494	$—	$7,313	$70,080
Good	81,334	199	14,266	307,851
Satisfactory	214,053	30,871	23,158	1,745,418
Monitor	80,061	387	7,795	428,847
Special Mention	4,967	235	385	66,803
Substandard	3,291	57	—	44,809
Total	$410,200	$31,749	$52,917	$2,663,808

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
December 31, 2019
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
December 31, 2019
Grade:
Excellent	$3,630	$3,209	$261	$18,955
Good	40,118	32,474	4,233	47,871
Satisfactory	134,738	751,215	136,079	189,391
Monitor	53,147	96,353	5,473	60,965
Special Mention	3,033	11,167	1,469	27,559
Substandard	8,064	16,324	1,712	6,020
Total	$242,730	$910,742	$149,227	$350,761

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
December 31, 2019
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Past due loans as of March 31, 2020 and December 31, 2019 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
March 31, 2020
Agricultural	$1,655	$463	$316	$2,434	$94,377	$96,811	$20
Commercial and financial	2,296	459	256	3,011	225,063	228,074	176
Real estate:
Construction, 1 to 4 family residential	3,555	190	—	3,745	79,700	83,445	—
Construction, land development and commercial	1,464	240	—	1,704	101,116	102,820	—
Mortgage, farmland	3,992	112	953	5,057	241,146	246,203	161
Mortgage, 1 to 4 family first liens	9,148	250	4,479	13,877	892,074	905,951	528
Mortgage, 1 to 4 family junior liens	855	101	149	1,105	147,339	148,444	—
Mortgage, multi-family	—	95	—	95	357,099	357,194	—
Mortgage, commercial	1,162	855	—	2,017	408,183	410,200	—
Loans to individuals	226	90	16	332	31,417	31,749	—
Obligations of state and political subdivisions	—	—	—	—	52,917	52,917	—
	$24,353	$2,855	$6,169	$33,377	$2,630,431	$2,663,808	$885

December 31, 2019
Agricultural	$163	$275	$122	$560	$90,757	$91,317	$48
Commercial and financial	1,076	229	101	1,406	219,917	221,323	65
Real estate:
Construction, 1 to 4 family residential	635	—	—	635	79,574	80,209	—
Construction, land development and commercial	215	101	—	316	108,094	108,410	—
Mortgage, farmland	736	—	610	1,346	241,384	242,730	—
Mortgage, 1 to 4 family first liens	5,026	3,100	4,149	12,275	898,467	910,742	354
Mortgage, 1 to 4 family junior liens	813	126	233	1,172	148,055	149,227	139
Mortgage, multi-family	—	97	—	97	350,664	350,761	—
Mortgage, commercial	321	489	—	810	401,371	402,181	—
Loans to individuals	226	55	15	296	32,012	32,308	—
Obligations of state and political subdivisions	—	—	—	—	49,896	49,896	—
	$9,211	$4,472	$5,230	$18,913	$2,620,191	$2,639,104	$606

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at March 31, 2020 and December 31, 2019, was as follows:

	March 31, 2020			December 31, 2019
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,356	$20	$425	$1,192	$48	$404
Commercial and financial	1,295	176	1,859	679	65	1,934
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	319	—	—	320
Mortgage, farmland	1,288	161	2,681	1,369	—	2,712
Mortgage, 1 to 4 family first liens	6,489	528	1,615	6,558	354	1,626
Mortgage, 1 to 4 family junior liens	240	—	—	94	139	—
Mortgage, multi-family	95	—	1,709	97	—	1,719
Mortgage, commercial	1,286	—	579	779	—	593
	$12,049	$885	$9,187	$10,768	$606	$9,308

(1)	There were $4.99 million and $4.34 million of TDR loans included within nonaccrual loans as of March 31, 2020 and December 31, 2019, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.28 million from December 31, 2019 to March 31, 2020 due to an increase in the number of accruing loans past due 90 days or more. As of March 31, 2020 there were 15 accruing loans past due 90 days or more. The average accruing loans past due as of March 31, 2020 are $0.06 million. There were 8 accruing loans past due 90 days or more as of December 31, 2019 and the average loan balance was $0.08 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Below is a summary of information for TDR loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	11	$1,559	$—	9	$1,552	$3
Commercial and financial	17	2,685	85	16	2,641	95
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	2	319	—	2	320	—
Mortgage, farmland	8	3,969	—	8	4,021	—
Mortgage, 1 to 4 family first liens	16	2,067	—	16	2,083	—
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	2	1,709	—	2	1,719	—
Mortgage, commercial	8	1,865	—	7	1,373	—
Loans to individuals	—	—	—	—	—	—
	64	$14,173	$85	60	$13,709	$98

The following is a summary of TDR loans that were modified during the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment

Agricultural	2	$93	$93
Commercial and financial	1	199	199
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first lien	—	—	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	—	—	—
Mortgage, commercial	1	513	513
	4	$805	$805

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company had commitments to lend $0.09 million in additional borrowings to restructured loan customers as of March 31, 2020.  The Company had commitments to lend $0.10 million in additional borrowings to restructured loan customers as of December 31, 2019.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended March 31, 2020 and one totaling $0.065 million modified during the year ended December 31, 2019.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of and for the three months ended March 31, 2020 is as follows:

	March 31, 2020			Three Months Ended March 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,584	$2,251	$—	$1,688	$6
Commercial and financial	1,303	2,177	—	1,371	12
Real estate:
Construction, 1 to 4 family residential	99	144	—	100	—
Construction, land development and commercial	319	334	—	320	4
Mortgage, farmland	3,969	4,496	—	3,995	39
Mortgage, 1 to 4 family first liens	6,838	8,630	—	6,896	18
Mortgage, 1 to 4 family junior liens	95	339	—	94	—
Mortgage, multi-family	1,804	1,921	—	1,810	20
Mortgage, commercial	1,865	2,415	—	1,876	7
Loans to individuals	—	14	—	—	—
	$17,876	$22,721	$—	$18,150	$106

With an allowance recorded:
Agricultural	$300	$300	$217	$300	$1
Commercial and financial	2,550	2,718	1,534	2,421	23
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	161	161	3	161	3
Mortgage, 1 to 4 family first liens	1,695	1,962	126	1,730	9
Mortgage, 1 to 4 family junior liens	145	146	50	147	—
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	—	—	—	—	—
Loans to individuals	2	2	2	2	—
	$4,853	$5,289	$1,932	$4,761	$36

Total:
Agricultural	$1,884	$2,551	$217	$1,988	$7
Commercial and financial	3,853	4,895	1,534	3,792	35
Real estate:
Construction, 1 to 4 family residential	99	144	—	100	—
Construction, land development and commercial	319	334	—	320	4
Mortgage, farmland	4,130	4,657	3	4,156	42
Mortgage, 1 to 4 family first liens	8,533	10,592	126	8,626	27
Mortgage, 1 to 4 family junior liens	240	485	50	241	—
Mortgage, multi-family	1,804	1,921	—	1,810	20
Mortgage, commercial	1,865	2,415	—	1,876	7
Loans to individuals	2	16	2	2	—
	$22,729	$28,010	$1,932	$22,911	$142

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information regarding impaired loans as of December 31, 2019 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,596	$2,157	$—
Commercial and financial	1,340	2,220	—
Real estate:
Construction, 1 to 4 family residential	101	144	—
Construction, land development and commercial	320	336	—
Mortgage, farmland	4,081	4,613	—
Mortgage, 1 to 4 family first liens	7,157	9,015	—
Mortgage, 1 to 4 family junior liens	—	246	—
Mortgage, multi-family	1,816	1,930	—
Mortgage, commercial	1,302	1,852	—
Loans to individuals	—	14	—
	$17,713	$22,527	$—

With an allowance recorded:
Agricultural	$134	$134	$87
Commercial and financial	1,402	1,539	792
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first liens	1,280	1,501	64
Mortgage, 1 to 4 family junior liens	233	233	47
Mortgage, multi-family	—	—	—
Mortgage, commercial	70	70	1
Loans to individuals	93	93	93
	$3,212	$3,570	$1,084

Total:
Agricultural	$1,730	$2,291	$87
Commercial and financial	2,742	3,759	792
Real estate:
Construction, 1 to 4 family residential	101	144	—
Construction, land development and commercial	320	336	—
Mortgage, farmland	4,081	4,613	—
Mortgage, 1 to 4 family first liens	8,437	10,516	64
Mortgage, 1 to 4 family junior liens	233	479	47
Mortgage, multi-family	1,816	1,930	—
Mortgage, commercial	1,372	1,922	1
Loans to individuals	93	107	93
	$20,925	$26,097	$1,084

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Impaired loans increased $1.80 million from December 31, 2019 to March 31, 2020.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 0.85% of loans held for investment as of March 31, 2020 and 0.79% as of December 31, 2019.  The increase in impaired loans is due to an increase of $0.43 million in loans with a specific reserve, an increase in nonaccrual loans of $1.28 million and an increase in 90 days or more accruing loans of $0.28 million and is offset by a decrease in TDR loans of $0.12 million from December 31, 2019 to March 31, 2020.

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

For the three months ended March 31, 2020 and 2019, total operating lease expense was $0.14 million and $0.17 million, respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the three months ended March 31, 2020 and 2019 were $0.11 million and $0.14 million, respectively, of operating lease costs, $0.01 million and $0.01 million, respectively, of short term lease costs, and $0.02 million and $0.02 million, respectively, of variable lease costs.
For the three months ended March 31, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.12 million and $0.14 million, respectively, and right-of-use assets obtained in exchange for lease obligations was $0.00 million and $3.58 million, respectively.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of March 31, 2020 and December 31, 2019, operating lease right-of-use assets included in other assets was $3.11 million and $3.20 million, respectively. Operating lease liabilities were $3.14 million and $3.23 million as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 10.98 years and 10.86 years years, respectively, and the weighted average discount rate for operating leases was 3.46% and 3.46%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of March 31, 2020, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2020	$352
2021	456
2022	448
2023	301
2024	250
Thereafter	2,009
Total lease payments	3,816
Less imputed interest	(679)
Total operating lease liabilities	$3,137

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7.	Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of March 31, 2020 are as follows:

	March 31, 2020
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$268,293	$268,293	$268,293	$—	$—
Investment securities	383,213	383,213	148,740	234,473	—
Loans held for sale	11,592	11,592	—	11,592	—
Loans
Agricultural	94,051	94,325	—	—	94,325
Commercial and financial	221,394	222,339	—	—	222,339
Real estate:
Construction, 1 to 4 family residential	82,255	82,626	—	—	82,626
Construction, land development and commercial	101,389	100,695	—	—	100,695
Mortgage, farmland	242,107	240,554	—	—	240,554
Mortgage, 1 to 4 family first liens	896,775	887,278	—	—	887,278
Mortgage, 1 to 4 family junior liens	146,799	142,083	—	—	142,083
Mortgage, multi-family	352,986	353,963	—	—	353,963
Mortgage, commercial	405,345	402,564	—	—	402,564
Loans to individuals	30,984	32,244	—	—	32,244
Obligations of state and political subdivisions	52,314	52,850	—	—	52,850
Accrued interest receivable	13,691	13,691	—	13,691	—
Total financial instrument assets	$3,303,188	$3,288,310	$417,033	$259,756	$2,611,521
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$381,171	$381,171	$—	$381,171	$—
Interest-bearing deposits	2,350,543	2,370,184	—	2,370,184	—
Federal Home Loan Bank borrowings	185,000	186,018	—	186,018	—
Interest rate swaps	3,447	3,447	—	3,447	—
Accrued interest payable	2,352	2,352	—	2,352	—
Total financial instrument liabilities	$2,922,513	$2,943,172	$—	$2,943,172	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$479,581	$—	$—	$—	$—
Letters of credit	8,447	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$488,028	$—	$—	$—	$—

(1)	Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The carrying value and estimated fair values of the Company's financial instruments as of December 31, 2019 are as follows:

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$241,965	$241,965	$241,965	$—	$—
Investment securities	366,368	366,368	128,585	237,783	—
Loans held for sale	8,400	8,400	—	8,400	—
Loans
Agricultural	88,917	90,118	—	—	90,118
Commercial and financial	216,335	217,640	—	—	217,640
Real estate:
Construction, 1 to 4 family residential	79,096	79,954	—	—	79,954
Construction, land development and commercial	106,924	107,276	—	—	107,276
Mortgage, farmland	238,780	239,521	—	—	239,521
Mortgage, 1 to 4 family first liens	902,630	896,676	—	—	896,676
Mortgage, 1 to 4 family junior liens	147,634	143,261	—	—	143,261
Mortgage, multi-family	346,938	349,663	—	—	349,663
Mortgage, commercial	398,145	395,838	—	—	395,838
Loans to individuals	31,455	32,722	—	—	32,722
Obligations of state and political subdivisions	49,423	50,564	—	—	50,564
Accrued interest receivable	12,442	12,442	—	12,442	—
Total financial instrument assets	$3,235,452	$3,232,408	$370,550	$258,625	$2,603,233
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$387,612	$387,612	$—	$387,612	$—
Interest-bearing deposits	2,273,752	2,292,332	—	2,292,332	—
Federal Home Loan Bank borrowings	185,000	186,091	—	186,091	—
Interest rate swaps	2,349	2,349		2,349
Accrued interest payable	2,474	2,474	—	2,474	—
Total financial instrument liabilities	$2,851,187	$2,870,858	$—	$2,870,858	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$424,165	$—	$—	$—	$—
Letters of credit	8,569	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$432,734	$—	$—	$—	$—

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the three months ended March 31, 2020.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$148,740	$—	$—	$148,740
State and political subdivisions	—	210,273	—	210,273
Other securities (FHLB, FHLMC and FNMA)	—	12,826	—	12,826
Derivative Financial Instruments
Interest rate swaps	$—	(3,447)	$—	(3,447)
Total	$148,740	$219,652	$—	$368,392

	December 31, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$128,585	$—	$—	$128,585
State and political subdivisions	—	211,489	—	211,489
Other securities (FHLB, FHLMC and FNMA)	—	15,229	—	15,229
Derivative Financial Instruments
Interest rate swaps	—	(2,349)	—	(2,349)
Total	$128,585	$224,369	$—	$352,954

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2020 and the year ended December 31, 2019.

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

	March 31, 2020				Three Months Ended March 31, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,371	$1,371	$—
Commercial and financial	—	—	2,099	2,099	—
Real Estate:					—
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	215	215	—
Mortgage, farmland	—	—	3,464	3,464	—
Mortgage, 1 to 4 family first liens	—	—	7,850	7,850	93
Mortgage, 1 to 4 family junior liens	—	—	189	189	—
Mortgage, multi-family	—	—	1,804	1,804	—
Mortgage, commercial	—	—	1,732	1,732	—
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$18,724	$18,724	$93

(1)	Considered Level 1 under ASC 820.

(2)	Considered Level 2 under ASC 820.

(3)	Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

(4)	Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.

(5)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2020.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,284,884 shares of its common stock in privately negotiated transactions from August 1, 2005 through March 31, 2020.  Of these 1,284,884 shares, 68,881 shares were purchased during the quarter ended March 31, 2020, at an average price per share of $65.88.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9.	Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $102.08 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The outbreak of Coronavirus Disease 2019 (“COVID-19”) could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak will likely cause significant disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could also potentially create widespread business continuity issues for the Company.  The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$69,940	$65,203
Credit cards	59,848	57,421
Commercial, real estate and home construction	114,387	94,490
Commercial lines and real estate purchase loans	235,406	207,051
Outstanding letters of credit	8,447	8,569

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10.	Income Taxes

Federal income tax expense for the three months ended March 31, 2020 and 2019 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2019, 2018, and 2017 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2019, 2018, and 2017 remain open for examination.  There were no material unrecognized tax benefits at March 31, 2020  and December 31, 2019 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of March 31, 2020, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending March 31, 2021. Income taxes as a percentage of income before taxes were 20.34% for the three months ended March 31, 2020 and 21.22% for the same period in 2019.

Note 11.	Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $3.45 million of collateral as of March 31, 2020.

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

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of March 31, 2020 and December 31, 2019:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
March 31, 2020
Interest rate swap	$25,000	$(357)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(3,090)	Other Liabilities	11/7/2023

December 31, 2019
Interest rate swap	$25,000	$(279)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,070)	Other Liabilities	11/7/2023

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the three months ended March 31, 2020 and year ended December 31, 2019:

	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
March 31, 2020
Interest rate swap	$(58)	Interest Expense	$—	Other Income	$—
Interest rate swap	(766)	Interest Expense	—	Other Income	—

December 31, 2019
Interest rate swap	$(119)	Interest Expense	$—	Other Income	$—
Interest rate swap	(446)	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	The economic impact of natural disasters, diseases and/or pandemics, terrorist attacks and military actions.

•	Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices that may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Index

HILLS BANCORPORATION

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of March 31, 2020 and December 31, 2019 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

With the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Company elected to delay implementing CECL and continued to use the incurred loss method to calculate the allowance for loan losses as of and for the period ending March 31, 2020.

COVID-19: What the Company knows and what steps we have taken.

The outbreak of Coronavirus Disease 2019 (“COVID-19”) could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak will likely cause significant disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could also potentially create widespread business continuity issues for the Company.  The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.
Shareholders
Dividend declaration
The Company expects to continue to maintain the payment of its annual dividend consistent with its past practices.
Communities

Offices

With the health of our employees and customers being our top concern, as of March 17, 2020, the Bank temporarily suspended branch lobby hours to the public for walk-in transactions.  Appointments can be made at branches to complete all needed

Index

HILLS BANCORPORATION

paperwork and transactions.  Drive-thru services remain open as well as all ATM’s to complete needed transactions. Customers are also able to directly contact our bankers through the HERE by Hills Bank app and Hills Bank Online is available 24/7.
Consumers
Home Loans
With the Federal Reserve rate drops of 150 basis points in March (100 basis points of which was directly related to the effects of the virus on the economy), a surge in home loan activity has occurred, a significant portion of which is refinance related. Given the nature of the programs, the results will mostly be recorded in the second quarter. The Bank sells most of its home loans into the secondary market.
The Bank is working with customers who request forbearance agreements, though this has not been a significant number or dollar amount of agreements as of April 30, 2020. The Bank expects to continue receiving requests for forbearance agreements and the significance of these agreements entered into will be more clear in the second quarter.
The Bank remains ready to assist our customers through this difficult time in the best manner possible, including helping a significant number of customers get Paycheck Protection Program loan applications processed and approved.
Employees
The Bank continues to promote social distancing by encouraging employees who can work remotely to do so and in other cases, departments have been dispersed to keep the team separated.
Financial - Exposures
Given the timing of the outbreak in the United States of the COVID-19 pandemic, management does not believe that the Company’s first quarter performance was significantly impacted with the exception of the provision for loan losses.  The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic during the latter portion of the first quarter of 2020 and into April.  With so much uncertainty, it is impossible for the Bank to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year.  At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic will likely have a material impact on the Company’s second quarter performance.  Nonetheless, management believes that the Company’s current regulatory capital position is adequate to face the coming challenges.
To account for potential exposures resulting from the pandemic, the Bank has increased its provision for loan losses in the current quarter by approximately $4.6 million. The Bank is fully prepared to make additional provisions as warranted by the COVID-19 situation.

Our credit administration is closely monitoring and analyzing the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, we currently expect to be able to manage the economic risks and uncertainties associated with the pandemic and remain adequately capitalized.

Index

HILLS BANCORPORATION

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At March 31, 2020, the Bank has nineteen full-service locations.

Net income for the three month period ended March 31, 2020 was $7.08 million compared to $11.20 million for the same three months of 2019, a decrease of 36.85%.  The $4.13 million decrease in net income was caused by a number of factors.  The principal factors in the decrease in net income for the first three months of 2020 are an increase in the provision for loan losses of $5.90 million, primarily due to the uncertainty created by the COVID-19 pandemic, and an increase in noninterest expenses of $1.18 million. This change was offset by an increase in net interest income of $0.82 million, an increase in noninterest income of $0.92 million and a decrease in income tax expense of $1.21 million.

The Company achieved a return on average assets of 1.26% and a return on average equity of 11.49% for the twelve months ended March 31, 2020, compared to the twelve months ended March 31, 2019, which were 1.23% and 11.36%, respectively.  Dividends of $0.89 per share were paid in January 2020 to 2,644 shareholders.  The 2019 dividend was $0.82 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.16% for the three months ended March 31, 2020 compared to 3.27% for the same three months of 2019.  Average earning assets were $3.186 billion year to date in 2020 and $3.013 billion in 2019.

Highlights noted on the balance sheet as of March 31, 2020 for the Company included the following:

•	Total assets were $3.366 billion, an increase of $65.35 million since December 31, 2019.

•	Cash and cash equivalents were $268.29 million, an increase of $26.33 million since December 31, 2019. Cash and cash equivalents growth included approximately $83.56 million of temporary public funds.

•	Net loans were $2.638 billion, an increase of $23.31 million since December 31, 2019. Loans held for sale increased $3.19 million since December 31, 2019.

•	Deposits increased $70.35 million since December 31, 2019. Deposit growth included approximately $83.56 million in temporary public funds.

Reference is made to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Financial Condition

As indicated in the table below, growth in the loan portfolio since year end was primarily in 1 to 4 family residential construction, multi-family and commercial real estate loans.

However, the COVID-19 pandemic has created significant uncertainty regarding projecting loan demand throughout the remainder of 2020 and into 2021.

The following table sets forth the composition of the loan portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$96,811	3.64%	$91,317	3.46%
Commercial and financial	228,074	8.56	221,323	8.39
Real estate:
Construction, 1 to 4 family residential	83,445	3.13	80,209	3.04
Construction, land development and commercial	102,820	3.86	108,410	4.11
Mortgage, farmland	246,203	9.24	242,730	9.20
Mortgage, 1 to 4 family first liens	905,951	34.01	910,742	34.51
Mortgage, 1 to 4 family junior liens	148,444	5.57	149,227	5.65
Mortgage, multi-family	357,194	13.41	350,761	13.29
Mortgage, commercial	410,200	15.40	402,181	15.24
Loans to individuals	31,749	1.19	32,308	1.22
Obligations of state and political subdivisions	52,917	1.99	49,896	1.89
	$2,663,808	100.00%	$2,639,104	100.00%
Net unamortized fees and costs	931		933
	$2,664,739		$2,640,037
Less allowance for loan losses	38,340		33,760
	$2,626,399		$2,606,277

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

Index

HILLS BANCORPORATION

The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,760	7.20%	3.64%	$2,400	7.11%	3.46%
Commercial and financial	6,680	17.42	8.56	4,988	14.77	8.39
Real estate:
Construction, 1 to 4 family residential	1,190	3.10	3.13	1,113	3.30	3.04
Construction, land development and commercial	1,431	3.73	3.86	1,486	4.40	4.11
Mortgage, farmland	4,096	10.68	9.24	3,950	11.70	9.20
Mortgage, 1 to 4 family first liens	10,107	26.37	34.01	9,045	26.79	34.51
Mortgage, 1 to 4 family junior liens	1,645	4.29	5.57	1,593	4.72	5.65
Mortgage, multi-family	4,208	10.98	13.41	3,823	11.32	13.29
Mortgage, commercial	4,855	12.66	15.40	4,036	11.95	15.24
Loans to individuals	765	2.00	1.19	853	2.53	1.22
Obligations of state and political subdivisions	603	1.57	1.99	473	1.41	1.89
	$38,340	100.00%	100.00%	$33,760	100.00%	100.00%

The allowance for loan losses totaled $38.34 million at March 31, 2020 compared to $33.76 million at December 31, 2019.  The percentage of the allowance to outstanding loans was 1.44% and 1.28% at March 31, 2020 and December 31, 2019, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2020 is due to declines in the credit quality of the Bank's loan portfolio primarily due to the significant uncertainty created by the COVID-19 pandemic and increases in qualitative factors primarily in the areas of 1 to 4 family first liens, commercial and financial, multi-family and commercial mortgages also primarily due to COVID-19.

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

Management has determined that the allowance for loan losses was appropriate at March 31, 2020, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Index

HILLS BANCORPORATION

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $16.54 million from December 31, 2019 to March 31, 2020.  The fair value of securities available for sale was $4.79 million more than the amortized cost of such securities as of March 31, 2020.  At December 31, 2019, the fair value of the securities available for sale was $4.23 million more than the amortized cost of such securities.

Deposits increased $70.35 million in the first three months of 2020 primarily due to temporary public funds of approximately $83.56 million. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $85.02 million as of March 31, 2020 with an average rate of 0.50%.  Brokered deposits were $109.29 million as of December 31, 2019 with an average interest rate of 1.65%. As of March 31, 2020 and December 31, 2019, brokered deposits were 3.11% and 4.11% of total deposits, respectively.

Federal Home Loan Bank (FHLB) borrowings were $185 million as of March 31, 2020 and December 31, 2019. It is expected that the FHLB funding source will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2020, Hills Bancorporation paid a dividend of $8.32 million or $0.89 per share.  The dividend was $0.82 per share in January 2019.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of March 31, 2020 totaled $376.81 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. As of March 31, 2020, the Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of March 31, 2020 and December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of March 31, 2020 and December 31, 2019 are presented below (amounts in thousands):

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of March 31, 2020:
Company:
Community Bank Leverage ratio	423,554	12.86	8.000	11.000
Bank:
Community Bank Leverage ratio	423,623	12.87	8.000	11.000

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2019
Company:
Total risk-based capital	$454,452	18.15%	8.00%	10.00%
Tier 1 risk-based capital	423,122	16.90	6.00	8.00
Tier 1 common equity	423,122	16.90	4.50	6.50
Leverage ratio	423,122	12.77	4.00	5.00
Bank:
Total risk-based capital	455,440	18.20	8.00	10.00
Tier 1 risk-based capital	424,127	16.95	6.00	8.00
Tier 1 common equity	424,127	16.95	4.50	6.50
Leverage ratio	424,127	12.81	4.00	5.00

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2020 and 2019

Net Income Overview

Net income decreased $4.13 million for the three months ended March 31, 2020 compared to the first three months of 2019.  Total net income was $7.08 million in 2020 and $11.20 million in the comparable period in 2019, a decrease of 36.85%.  The changes in net income in 2020 from the first three months of 2019 were primarily the result of the following:

•	Net interest income increased by $0.82 million, before provision expense.

•	The provision for loan losses increased by $5.90 million.

•	Noninterest income increased by $0.92 million.

•	Noninterest expenses increased by $1.18 million.

•	Income tax expense decreased by $1.21 million.

For the three month period ended March 31, 2020 and March 31, 2019 basic earnings per share was $0.75 and $1.20, respectively. Diluted earnings per share was $0.75 for the three months ended March 31, 2020 compared to $1.20 for the same period in 2019.

The Company’s net income is driven primarily by three important factors. The first important factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.638 billion at March 31, 2020.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was an expense of $4.65 million in 2020 compared to a reduction of expense of $1.25 million in 2019.  The increase is primarily attributable to increases in qualitative factors due to the COVID-19 pandemic's economic impact. The Company believes that the provision for loan losses may increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio and further deterioration in credit quality due to COVID-19.

The second important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $24.59 million for the first three months of 2020 was derived from the Company’s $3.186 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.16%.  Average earning assets in the three months ended March 31, 2019 were $3.013 billion and the tax-equivalent net interest margin was 3.27%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $0.80 million change in income before income taxes in the three month period ended March 31, 2020.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets.  The Company expects net interest compression to impact earnings for the foreseeable future with increased costs of funding in the short-term due to competition for deposits combined with the interest rate decreases by the Federal Reserve Board.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The third important factor affecting the Company’s net income is income tax expense.  Federal and state income tax expenses were $1.81 million and $3.02 million for the three months ended March 31, 2020 and 2019, respectively.  Income taxes as a percentage of income before taxes were 20.34% in 2020 and 21.22% in 2019.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2020 and 2019

Net Interest Income

Net interest income increased for the three months ended March 31, 2020 compared to the comparable period in 2019.  The increase was as a result of growth in the average volume of earning assets.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first three months of 2020 was 3.16% compared to 3.27% in 2019 for the same period.  Interest expense decreased $0.21 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to decreasing interest rates on deposits. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2020 compared to the comparable period in 2019 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$18,909	(0.03)%	$687	$(363)	$324
Taxable securities	27,780	(0.07)	197	(71)	126
Nontaxable securities	6,044	(0.05)	41	(25)	16
Federal funds sold	120,201	(1.14)	736	(589)	147
	$172,934		$1,661	$(1,048)	$613

Interest expense:
Interest-bearing demand deposits	$106,569	(0.08)%	$(238)	$145	$(93)
Savings deposits	(23,206)	(0.37)	180	640	820
Time deposits	70,221	0.19	(393)	(327)	(720)
FHLB borrowings	(30,000)	—	205	—	205
Interest-bearing other liabilities	(4)	(1.21)	—	—	—
	$123,580		$(246)	$458	$212
Change in net interest income			$1,415	$(590)	$825

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2020	2019
Yield on average interest-earning assets	4.15%	4.35%
Rate on average interest-bearing liabilities	1.27	1.39
Net interest spread	2.88%	2.96%
Effect of noninterest-bearing funds	0.28	0.31
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.16%	3.27%

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2020 and 2019

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met three times during the first three months of 2020.  The target rate decreased to 0.25% as of March 31, 2020.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of March 31, 2020, the rate indexes for the one, three and five year indexes were 0.17%, 0.29% and 0.37%, respectively.  The one year index decreased 92.92% from 2.40% at March 31, 2019, the three year index decreased 86.88% and the five year index decreased 83.41%.  The three year index was 2.21% and the five year index was 2.23% at March 31, 2019.  The targeted federal funds rate was 0.25% and 2.50% at March 31, 2020 and 2019, respectively.  The Company anticipates short term and long term rates in the indexes to remain consistent for 2020.

Provision for Loan Losses

The provision for loan losses was an expense of $4.65 million for the three months ended March 31, 2020 compared to a reduction of expense of $1.25 million in 2019, an increase of expense of $5.90 million, which resulted in an overall increase to the allowance of $4.58 million since year end.  The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks.  The increase in expense in 2020 is primarily attributable to increases in qualitative factors due to the COVID-19 pandemic's economic impact as compared to March 31, 2019.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended March 31, 2020 and 2019, recoveries were $0.37 million and $0.43 million, respectively; and charge-offs were $0.44 million in 2020 and $0.48 million in 2019.  The allowance for loan losses totaled $38.34 million at March 31, 2020 compared to $33.76 million at December 31, 2019.  The allowance represented 1.44% and 1.28% of loans held for investment at March 31, 2020 and December 31, 2019.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$658	$286	$372	130.07%
Trust fees	2,570	2,252	318	14.12
Service charges and fees	2,529	2,275	254	11.16
Other noninterest income	400	437	(37)	(8.47)
Gain on sale of investment securities	10	—	10	—
	$6,167	$5,250	$917	17.47

Loans originated for sale in the first three months of 2020 totaled $55.61 million compared to $29.85 million in the same period in 2019, an increase of 86.30%. In the three months ended March 31, 2020 and 2019, the net gain on sale of loans was $0.66 million and $0.29 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended March 31, 2020 and 2019 vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2020.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$9,584	$8,722	$862	9.88%
Occupancy	1,152	1,186	(34)	(2.87)
Furniture and equipment	1,781	1,673	108	6.46
Office supplies and postage	503	459	44	9.59
Advertising and business development	759	638	121	18.97
Outside services	2,685	2,572	113	4.39
FDIC insurance assessment	180	209	(29)	(13.88)
Other noninterest expense	583	590	(7)	(1.19)
	$17,227	$16,049	$1,178	7.34

In the three months ended March 31, 2020 and 2019, salaries and employee benefits expense increased $0.86 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff growth.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended March 31, 2020.

Income Taxes

Federal and state income tax expenses were $1.81 million and $3.02 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in income taxes compared to 2019 is a result of lower net income primarily attributable to the increase in the provision for loan losses for the three months ended March 31, 2020. Income taxes as a percentage of income before taxes were 20.34% in 2020 and 21.22% in 2019.

Index

HILLS BANCORPORATION

Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 11.05% of the Company’s total assets at March 31, 2020 compared to 10.76% at December 31, 2019.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of March 31, 2020, the Company had borrowed $185.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $714.39 million at March 31, 2020.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $483.62 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at March 31, 2020.

As of March 31, 2020, investment securities with a carrying value of $13.51 million were pledged to collateralize public and trust deposits, derivative financial instruments, and other borrowings.  As of December 31, 2019, investment securities with a carrying value of $12.93 million were pledged.

Contractual Obligations

There have been no material changes with regard to contractual obligations disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

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

The Bank's interest rate risk, as monitored by management, has increased from December 31, 2019 due to the significant Federal Reserve rate cuts in the first quarter of 2020.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Except as otherwise provided below, there have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Index

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

Finally, the spread of the coronavirus has caused the Company to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. The Company may take further actions as may be required by government authorities or that it determines are in the best interests of employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. In addition, the success of the Company’s operations substantially depends on the management skills of its executive officers and directors, many of whom have held officer and director positions with the Company for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. As the result, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•
as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Index

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects. Even after the COVID-19 outbreak has subsided, the Company may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the three months ended March 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 to January 31	3,047	$65.00	3,047	280,950
February 1 to February 29	6,077	65.12	6,077	274,873
March 1 to March 31	59,757	66.00	59,757	215,116
Total	68,881	$65.88	68,881	215,116

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

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q Filed with the Commission on May 6, 2015.
3.2	Amended and Restated Bylaws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q Filed with the Commission on May 6, 2019.
4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 6, 2020.
10.1	2020 Stock Option and Incentive Plan.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1), (2)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

HILLS BANCORPORATION

Date:	May 4 2020	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	May 4 2020	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index

HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2020

Exhibit Number	Description	Page Number In The Sequential Numbering System March 31, 2020 Form 10-Q

10.1	2020 Stock Option and Incentive Plan.	62-78

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	79-80

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	81