Form 10-Q
period 2020-06-30
HILLS BANCORPORATION
filed 2020-08-05
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		July 31, 2020

Common Stock	No par value	9,365,231

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$368,825	$241,965
Investment securities available for sale at fair value (amortized cost June 30, 2020 $353,924; December 31, 2019 $351,069)	366,452	355,303
Stock of Federal Home Loan Bank	11,373	11,065
Loans held for sale	40,522	8,400
Loans, net of allowance for loan losses (June 30, 2020 $37,620; December 31, 2019 $33,760)	2,716,241	2,606,277
Property and equipment, net	36,316	37,146
Tax credit real estate investment	7,548	8,280
Accrued interest receivable	12,597	12,442
Deferred income taxes, net	7,241	8,018
Goodwill	2,500	2,500
Other assets	7,684	9,491
Total Assets	$3,577,299	$3,300,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$485,424	$387,612
Interest-bearing deposits	2,438,825	2,273,752
Total deposits	$2,924,249	$2,661,364
Federal Home Loan Bank borrowings	185,000	185,000
Accrued interest payable	2,193	2,474
Other liabilities	21,810	25,012
Total Liabilities	$3,133,252	$2,873,850

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$45,329	$51,826

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued June 30, 2020 10,330,202 shares; December 31, 2019 10,327,656 shares	$—	$—
Paid in capital	60,043	55,943
Retained earnings	419,970	409,509
Accumulated other comprehensive income	6,821	1,415
Treasury stock at cost (June 30, 2020 966,140 shares; December 31, 2019 975,962 shares)	(42,787)	(39,830)
Total Stockholders' Equity	$444,047	$427,037
Less maximum cash obligation related to ESOP shares	45,329	51,826
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$398,718	$375,211
Total Liabilities & Stockholders' Equity	$3,577,299	$3,300,887

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$30,332	$30,395	$60,225	$59,968
Investment securities:
Taxable	883	792	1,767	1,550
Nontaxable	971	955	2,008	1,980
Federal funds sold	60	1,094	698	1,585
Total interest income	$32,246	$33,236	$64,698	$65,083
Interest expense:
Deposits	$5,285	$7,257	$11,777	$13,756
FHLB borrowings	1,360	1,591	2,730	3,166
Total interest expense	$6,645	$8,848	$14,507	$16,922
Net interest income	$25,601	$24,388	$50,191	$48,161
Provision for loan losses	8	(540)	4,657	(1,786)
Net interest income after provision for loan losses	$25,593	$24,928	$45,534	$49,947
Noninterest income:
Net gain on sale of loans	$1,898	$577	$2,556	$863
Trust fees	2,386	2,428	4,956	4,680
Service charges and fees	2,262	2,648	4,791	4,923
Other noninterest income	(15)	250	385	687
Gain (loss) on sale of investment securities	—	(52)	10	(52)
	$6,531	$5,851	$12,698	$11,101

Noninterest expenses:
Salaries and employee benefits	$10,126	$9,330	$19,710	$18,052
Occupancy	1,029	1,102	2,181	2,288
Furniture and equipment	1,969	1,664	3,750	3,337
Office supplies and postage	405	442	908	901
Advertising and business development	380	555	1,139	1,193
Outside services	2,517	2,523	5,202	5,095
FDIC insurance assessment	214	195	394	404
Other noninterest expense	232	549	815	1,139
	$16,872	$16,360	$34,099	$32,409
Income before income taxes	$15,252	$14,419	$24,133	$28,639
Income taxes	3,541	3,199	5,347	6,216
Net income	$11,711	$11,220	$18,786	$22,423

Earnings per share:
Basic	$1.25	$1.20	$2.00	$2.40
Diluted	$1.25	$1.20	$2.00	$2.40

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$11,711	$11,220	$18,786	$22,423

Other comprehensive (loss) income
Securities:
Net change in unrealized income on securities available for sale	$7,740	$3,258	$8,304	$6,551
Reclassification adjustment for net loss (gains) realized in net income	—	52	(10)	52
Income taxes	(1,931)	(826)	(2,070)	(1,647)
Other comprehensive income on securities available for sale	$5,809	$2,484	$6,224	$4,956
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	$8	$(680)	$(1,090)	$(978)
Income taxes	(2)	169	272	244
Other comprehensive income (loss) on cash flow hedges	$6	$(511)	$(818)	$(734)

Other comprehensive income, net of tax	$5,815	$1,973	$5,406	$4,222

Comprehensive income	$17,526	$13,193	$24,192	$26,645

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended June 30, 2020 and 2019
	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, March 31, 2019	$55,295	$375,394	$(1,001)	$(39,057)	$(49,851)	$340,780
Issuance of 2,327 shares of common stock	84	—	—	61	—	145
Issuance of 2,106 shares of common stock under the employee stock purchase plan	118	—	—	—	—	118
Unearned restricted stock compensation	237	—	—	—	—	237
Forfeiture of 4,418 shares of common stock	(220)	—	—	—	—	(220)
Share-based compensation	1	—	—	—	—	1
Change related to ESOP shares	—	—	—	—	(374)	(374)
Net income	—	11,220	—	—	—	11,220
Purchase of 5,626 shares of common stock	—	—	—	(356)	—	(356)
Other comprehensive income	—	—	1,973	—	—	1,973
Balance, June 30, 2019	$55,515	$386,614	$972	$(39,352)	$(50,225)	$353,524

Balance, March 31, 2020	$59,733	$408,259	$1,006	$(41,939)	$(50,249)	$376,810
Issuance of 1,148 shares of common stock	43	—	—	30	—	73
Issuance of 1,857 shares of common stock under the employee stock purchase plan	99	—	—	—	—	99
Unearned restricted stock compensation	191	—	—	—	—	191
Forfeiture of 580 shares of common stock	(29)	—	—	—	—	(29)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	4,920	4,920
Net income	—	11,711	—	—	—	11,711
Purchase of 13,719 shares of common stock	—	—	—	(878)	—	(878)
Other comprehensive income	—	—	5,815	—	—	5,815
Balance, June 30, 2020	$60,043	$419,970	$6,821	$(42,787)	$(45,329)	$398,718

Six Months Ended June 30, 2020 and 2019
	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2018	$52,122	$371,848	$(3,250)	$(36,968)	$(48,870)	$334,882
Issuance of 86,491 shares of common stock	3,016	—	—	2,263	—	5,279
Issuance of 4,035 shares of common stock under the employee stock purchase plan	223	—	—	—	—	223
Unearned restricted stock compensation	407	—	—	—	—	407
Forfeiture of 5,121 shares of common stock	(254)	—	—	—	—	(254)
Share-based compensation	1	—	—	—	—	1
Change related to ESOP shares	—	—	—	—	(1,355)	(1,355)
Net income	—	22,423	—	—	—	22,423
Cash dividends ($0.82 per share)	—	(7,657)	—	—	—	(7,657)
Purchase of 75,397 shares of common stock	—	—	—	(4,647)	—	(4,647)
Other comprehensive income	—	—	4,222	—	—	4,222
Balance, June 30, 2019	$55,515	$386,614	$972	$(39,352)	$(50,225)	$353,524

Balance, December 31, 2019	$55,943	$409,509	$1,415	$(39,830)	$(51,826)	$375,211
Issuance of 92,422 shares of common stock	3,547	—	—	2,459	—	6,006
Issuance of 3,569 shares of common stock under the employee stock purchase plan	200	—	—	—	—	200
Unearned restricted stock compensation	393	—	—	—	—	393
Forfeiture of 1,023 shares of common stock	(52)	—	—	—	—	(52)
Share-based compensation	12	—	—	—	—	12
Change related to ESOP shares	—	—	—	—	6,497	6,497
Net income	—	18,786	—	—	—	18,786
Cash dividends ($0.89 per share)	—	(8,325)	—	—	—	(8,325)
Purchase of 82,600 shares of common stock	—	—	—	(5,416)	—	(5,416)
Other comprehensive income	—	—	5,406	—	—	5,406
Balance, June 30, 2020	$60,043	$419,970	$6,821	$(42,787)	$(45,329)	$398,718

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$18,786	$22,423
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation	1,749	1,695
Provision for loan losses	4,657	(1,786)
Net (gain) loss on sale of investment securities available for sale	(10)	52
Forfeiture of common stock	(52)	(254)
Share-based compensation	12	1
Compensation expensed through issuance of common stock	162	253
Provision for deferred income taxes	(996)	454
Net gain on sale of other real estate owned and other repossessed assets	—	(11)
Increase in accrued interest receivable	(155)	(1,333)
Amortization of premium on investment securities, net	372	194
Decrease (increase) in other assets	1,705	(303)
Amortization of operating lease right-of-use assets	102	177
Decrease in accrued interest payable and other liabilities	(4,180)	(1,140)
Loans originated for sale	(237,416)	(63,382)
Proceeds on sales of loans	207,850	53,602
Net gain on sales of loans	(2,556)	(863)
Net cash and cash equivalents (used in) provided by operating activities	$(9,970)	$9,779

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$48,980	$48,028
Proceeds from sales of investment securities available for sale	313	4,881
Purchases of investment securities available for sale	(52,843)	(35,771)
Loans made to customers, net of collections	(114,621)	(11,095)
Proceeds on sale of other real estate owned and other repossessed assets	—	62
Purchases of property and equipment	(919)	(802)
Net changes from tax credit real estate investment	732	515
Net cash and cash equivalents (used in) provided by investing activities	$(118,358)	$5,818

Cash Flows from Financing Activities
Net increase in deposits	$262,885	$198,077
Issuance of common stock, net of costs	5,844	5,026
Purchase of treasury stock	(5,416)	(4,647)
Proceeds from the issuance of common stock through the employee stock purchase plan	200	223
Dividends paid	(8,325)	(7,657)
Net cash and cash equivalents provided by financing activities	$255,188	$191,022

(Continued)

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Six Months Ended June 30,
	2020	2019
Increase in cash and cash equivalents	$126,860	$206,619
Cash and cash equivalents:
Beginning of period	241,965	43,305
End of period	$368,825	$249,924

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$12,058	$13,275
Interest paid on other obligations	2,730	3,166
Income taxes paid	4,275	4,909

Noncash activities:
(Decrease)/increase in maximum cash obligation related to ESOP shares	$(6,497)	$1,355
Transfers to other real estate owned	—	51
Right-of-use assets obtained in exchange for operating lease obligations	—	3,581

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Summary of Significant Accounting Policies

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

Operating results for the six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2019 filed with the Securities Exchange Commission on March 6, 2020.  The consolidated balance sheet as of December 31, 2019, has been derived from the audited consolidated financial statements for that period.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of June 30, 2020, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of June 30, 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, early adoption is permitted for the fiscal year beginning after December 15, 2018. With the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Company elected to delay implementing CECL and continued to use the incurred loss method to calculate the allowance for loan losses as of and for the period ending June 30, 2020.

The Company has implemented a software solution provided by a third party vendor to assist in the determination of the CECL estimate. The CECL model has been finalized and we completed the validation process for the CECL model using an independent outside party in January 2020. Our current planned approach for estimating expected life-time credit losses for loans includes the following key components:
•An initial forecast period of one year for all portfolio segments and off-balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.
•A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segment based on the change in key historical economic variables.
•A reversion period of up to 3 years connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.
•We will primarily utilize discounted cash flow (DCF) methods to estimate credit losses by portfolio segment. The DCF methods obtain estimated life-time credit losses using the conceptual components described above.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Upon adoption on January 1, 2020, we recorded an overall increase in our Allowance for Credit Losses (ACL) for loans of $3.5 million. We also recorded an unfunded commitments liability of $1.45 million upon adoption. The future effects of CECL on our ACL will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions, as well as any refinements to our model, methodology and other key assumptions. We will recognize a one-time cumulative-effect adjustment to our allowance for loan losses upon adoption of the new standard. The increase in the ACL will result in a decrease to our regulatory capital amounts and ratios. Once finalized, we estimate the ACL as of June 30, 2020 to be approximately $41 million to $44 million and the unfunded commitments liability to be approximately $4 million to $5 million.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Topic 740, introducing other simplifications and making technical corrections. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the financial statements.

Note 2.Earnings Per Share

Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that would occur from the exercise of common stock options outstanding.  ESOP shares are considered outstanding for this calculation unless unearned.

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common shares outstanding at the beginning of the period	9,375,356	9,352,060	9,351,694	9,336,441
Weighted average number of net shares issued (redeemed)	(5,496)	(1,419)	39,905	27,644
Weighted average shares outstanding (basic)	9,369,860	9,350,641	9,391,599	9,364,085
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,785	4,191	3,721	4,083
Weighted average number of shares (diluted)	9,373,645	9,354,832	9,395,320	9,368,168
Net income (In thousands)	$11,711	$11,220	$18,786	$22,423
Earnings per share:
Basic	$1.25	$1.20	$2.00	$2.40
Diluted	$1.25	$1.20	$2.00	$2.40

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Other Comprehensive Income

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(amounts in thousands)
Net unrealized income on available-for-sale securities	$12,528	$4,234
Net unrealized loss on derivatives used for cash flow hedges	(3,439)	(2,349)
Tax effect	$(2,268)	$(470)
Net-of-tax amount	$6,821	$1,415

Note 4.Securities

The carrying values of investment securities at June 30, 2020 and December 31, 2019 are summarized in the following table (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$159,742	43.59%	$128,585	36.19%
Other securities (FHLB, FHLMC and FNMA)	12,929	3.53	15,229	4.29
State and political subdivisions	193,781	52.88	211,489	59.52
Total securities available for sale	$366,452	100.00%	$355,303	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of June 30, 2020 or December 31, 2019. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of June 30, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2020:
U.S. Treasury	$153,525	$6,219	$(2)	$159,742
Other securities (FHLB, FHLMC and FNMA)	12,884	49	(4)	12,929
State and political subdivisions	187,515	6,289	(23)	193,781
Total	$353,924	$12,557	$(29)	$366,452
December 31, 2019:
U.S. Treasury	$127,096	$1,626	$(137)	$128,585
Other securities (FHLB, FHLMC and FNMA)	15,287	—	(58)	15,229
State and political subdivisions	208,686	2,938	(135)	211,489
Total	$351,069	$4,564	$(330)	$355,303

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at June 30, 2020, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$49,005	$49,249
Due after one year through five years	213,618	221,496
Due after five years through ten years	76,762	80,824
Due over ten years	14,539	14,883
Total	$353,924	$366,452

As of June 30, 2020 investment securities with a carrying value of $13.79 million were pledged to collateralize derivative financial instruments and other borrowings.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	June 30, 2020	June 30, 2019
Sales proceeds	$313	$4,881
Gross realized gains	10	—
Gross realized losses	—	52

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019 (in thousands):

	Less than 12 months				12 months or more				Total
June 30, 2020 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	2	$5,292	$(2)	0.04%	—	$—	$—	—%	2	$5,292	$(2)	0.04%

Other securities (FHLB, FHLMC and FNMA)	1	2,616	(4)	0.15	—	—	—	—	1	2,616	(4)	0.15

State and political subdivisions	12	3,078	(16)	0.52	5	621	(7)	1.13	17	3,699	(23)	0.62

Total temporarily impaired securities	15	$10,986	$(22)	0.20%	5	$621	$(7)	1.13%	20	$11,607	$(29)	0.25%

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

Note 5.Loans

Classes of loans are as follows:

	June 30, 2020	December 31, 2019
	(Amounts In Thousands)
Agricultural	$94,101	$91,317
Commercial and financial	335,784	221,323
Real estate:
Construction, 1 to 4 family residential	78,727	80,209
Construction, land development and commercial	109,456	108,410
Mortgage, farmland	246,781	242,730
Mortgage, 1 to 4 family first liens	894,013	910,742
Mortgage, 1 to 4 family junior liens	135,863	149,227
Mortgage, multi-family	361,206	350,761
Mortgage, commercial	411,116	402,181
Loans to individuals	30,139	32,308
Obligations of state and political subdivisions	55,705	49,896
	$2,752,891	$2,639,104
Net unamortized fees and costs	970	933
	$2,753,861	$2,640,037
Less allowance for loan losses	37,620	33,760
	$2,716,241	$2,606,277

As of June 30, 2020, the Company has provided $125.65 million of Paycheck Protection Program (PPP) loans recorded with commercial and financial loans above and has $4.28 million of deferred PPP loan fees recorded net of commercial and financial loans. For the six months ended June 30, 2020, the Company has recognized $0.61 million of fees in interest income.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,760	$6,680	$2,621	$4,096	$11,752	$9,063	$1,368	$38,340
Charge-offs	(31)	(760)	(43)	(1)	(231)	(78)	(23)	(1,167)
Recoveries	8	101	53	—	247	9	21	439
Provision	(190)	(244)	(198)	(6)	514	179	(47)	8

Ending balance	$2,547	$5,777	$2,433	$4,089	$12,282	$9,173	$1,319	$37,620

	Six Months Ended June 30, 2020
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Charge-offs	(35)	(775)	(43)	(1)	(460)	(80)	(213)	(1,607)
Recoveries	19	209	54	—	434	23	71	810
Provision	163	1,355	(177)	140	1,670	1,371	135	4,657

Ending balance	$2,547	$5,777	$2,433	$4,089	$12,282	$9,173	$1,319	$37,620

Ending balance, individually evaluated for impairment	$94	$747	$6	$3	$140	$1	$—	$991

Ending balance, collectively evaluated for impairment	$2,453	$5,030	$2,427	$4,086	$12,142	$9,172	$1,319	$36,629

Loans:

Ending balance	$94,101	$335,784	$188,183	$246,781	$1,029,876	$772,322	$85,844	$2,752,891

Ending balance, individually evaluated for impairment	$2,035	$2,575	$1,614	$2,948	$8,263	$3,866	$—	$21,301

Ending balance, collectively evaluated for impairment	$92,066	$333,209	$186,569	$243,833	$1,021,613	$768,456	$85,844	$2,731,590

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for loan losses for the three and six months ended June 30, 2019 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the credit quality indicators by type of loans in each category as of June 30, 2020 and December 31, 2019, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
June 30, 2020
Grade:
Excellent	$3,017	$15,179	$2	$237
Good	13,532	61,937	7,672	15,516
Satisfactory	42,587	188,587	51,897	56,622
Monitor	26,947	55,891	17,706	29,124
Special Mention	5,421	9,206	884	7,171
Substandard	2,597	4,984	566	786
Total	$94,101	$335,784	$78,727	$109,456

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
June 30, 2020
Grade:
Excellent	$6,704	$2,479	$261	$17,974
Good	43,153	34,744	3,531	52,676
Satisfactory	132,937	723,717	123,921	194,594
Monitor	54,652	105,212	4,868	64,038
Special Mention	5,928	12,014	1,442	13,458
Substandard	3,407	15,847	1,840	18,466
Total	$246,781	$894,013	$135,863	$361,206

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
June 30, 2020
Grade:
Excellent	$28,228	$—	$7,142	$81,223
Good	79,123	176	14,092	326,152
Satisfactory	207,053	29,358	26,385	1,777,658
Monitor	75,112	384	7,936	441,870
Special Mention	17,600	151	150	73,425
Substandard	4,000	70	—	52,563
Total	$411,116	$30,139	$55,705	$2,752,891

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of June 30, 2020 and December 31, 2019 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
June 30, 2020
Agricultural	$112	$—	$572	$684	$93,417	$94,101	$329
Commercial and financial	1,016	473	84	1,573	334,211	335,784	4
Real estate:
Construction, 1 to 4 family residential	2,427	10	424	2,861	75,866	78,727	424
Construction, land development and commercial	45	214	566	825	108,631	109,456	—
Mortgage, farmland	270	134	965	1,369	245,412	246,781	298
Mortgage, 1 to 4 family first liens	628	1,216	3,569	5,413	888,600	894,013	1
Mortgage, 1 to 4 family junior liens	168	100	275	543	135,320	135,863	113
Mortgage, multi-family	—	—	91	91	361,115	361,206	—
Mortgage, commercial	679	486	351	1,516	409,600	411,116	—
Loans to individuals	99	65	4	168	29,971	30,139	—
Obligations of state and political subdivisions	—	—	—	—	55,705	55,705	—
	$5,444	$2,698	$6,901	$15,043	$2,737,848	$2,752,891	$1,169

December 31, 2019
Agricultural	$163	$275	$122	$560	$90,757	$91,317	$48
Commercial and financial	1,076	229	101	1,406	219,917	221,323	65
Real estate:
Construction, 1 to 4 family residential	635	—	—	635	79,574	80,209	—
Construction, land development and commercial	215	101	—	316	108,094	108,410	—
Mortgage, farmland	736	—	610	1,346	241,384	242,730	—
Mortgage, 1 to 4 family first liens	5,026	3,100	4,149	12,275	898,467	910,742	354
Mortgage, 1 to 4 family junior liens	813	126	233	1,172	148,055	149,227	139
Mortgage, multi-family	—	97	—	97	350,664	350,761	—
Mortgage, commercial	321	489	—	810	401,371	402,181	—
Loans to individuals	226	55	15	296	32,012	32,308	—
Obligations of state and political subdivisions	—	—	—	—	49,896	49,896	—
	$9,211	$4,472	$5,230	$18,913	$2,620,191	$2,639,104	$606

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at June 30, 2020 and December 31, 2019, was as follows:

	June 30, 2020			December 31, 2019
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,270	$329	$132	$1,192	$48	$404
Commercial and financial	786	4	1,260	679	65	1,934
Real estate:
Construction, 1 to 4 family residential	566	424	—	—	—	—
Construction, land development and commercial	209	—	317	—	—	320
Mortgage, farmland	1,143	298	1,507	1,369	—	2,712
Mortgage, 1 to 4 family first liens	6,392	1	1,604	6,558	354	1,626
Mortgage, 1 to 4 family junior liens	250	113	—	94	139	—
Mortgage, multi-family	91	—	1,707	97	—	1,719
Mortgage, commercial	1,560	—	509	779	—	593
	$12,267	$1,169	$7,036	$10,768	$606	$9,308

(1)There were $4.40 million and $4.34 million of TDR loans included within nonaccrual loans as of June 30, 2020 and December 31, 2019, respectively.

Loans 90 days or more past due that are still accruing interest increased $0.56 million from December 31, 2019 to June 30, 2020 due to an increase in the number of accruing loans past due 90 days or more. As of June 30, 2020 there were 10 accruing loans past due 90 days or more. The average accruing loans past due as of June 30, 2020 was $0.12 million. There were 8 accruing loans past due 90 days or more as of December 31, 2019 and the average loan balance was $0.08 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans.
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Below is a summary of information for TDR loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	8	$1,381	$42	9	$1,552	$3
Commercial and financial	17	1,940	85	16	2,641	95
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	2	317	—	2	320	—
Mortgage, farmland	7	2,705	—	8	4,021	—
Mortgage, 1 to 4 family first liens	19	2,005	—	16	2,083	—
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	2	1,707	—	2	1,719	—
Mortgage, commercial	7	1,717	—	7	1,373	—
Loans to individuals	—	—	—	—	—	—
	62	$11,772	$127	60	$13,709	$98

The following is a summary of TDR loans that were modified during the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	—	$—	$—	2	$93	$93
Commercial and financial	1	19	19	2	218	218
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—	—
Mortgage, 1 to 4 family first lien	5	104	104	5	104	104
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	—	—	—	1	513	513
	6	$123	$123	10	$928	$928

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company had commitments to lend $0.13 million in additional borrowings to restructured loan customers as of June 30, 2020.  The Company had commitments to lend $0.10 million in additional borrowings to restructured loan customers as of December 31, 2019.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were two TDR loans that were in payment default (defined as past due 90 days or more) totaling $0.33 million during the period ended June 30, 2020 and one totaling $0.065 million modified during the year ended December 31, 2019.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Information regarding impaired loans as of and for the three and six months ended June 30, 2020 is as follows:

	June 30, 2020			Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,624	$2,265	$—	$1,778	$5	$1,754	$10
Commercial and financial	1,514	3,069	—	2,396	26	1,992	43
Real estate:
Construction, 1 to 4 family residential	664	710	—	736	—	700	—
Construction, land development and commercial	526	542	—	530	4	528	9
Mortgage, farmland	2,762	3,283	—	4,052	39	3,420	64
Mortgage, 1 to 4 family first liens	6,949	8,815	—	7,175	18	7,091	34
Mortgage, 1 to 4 family junior liens	95	340	—	94	—	94	—
Mortgage, multi-family	1,798	1,917	—	1,810	20	1,807	40
Mortgage, commercial	2,000	2,693	—	2,158	5	2,084	10
Loans to individuals	—	14	—	—	—	—	—
	$17,932	$23,648	$—	$20,729	$117	$19,470	$210

With an allowance recorded:
Agricultural	$411	$411	$94	$438	$5	$436	$11
Commercial and financial	1,061	1,235	747	1,040	7	992	14
Real estate:
Construction, 1 to 4 family residential	424	424	6	421	5	421	10
Construction, land development and commercial	—	—	—	—	—	—	—
Mortgage, farmland	186	186	3	187	2	187	4
Mortgage, 1 to 4 family first liens	951	1,152	80	1,212	6	1,096	8
Mortgage, 1 to 4 family junior liens	268	273	60	272	1	271	3
Mortgage, multi-family	—	—	—	—	—	—	—
Mortgage, commercial	68	68	1	70	1	69	2
Loans to individuals	—	—	—	—	—	—	—
	$3,369	$3,749	$991	$3,640	$27	$3,472	$52

Total:
Agricultural	$2,035	$2,676	$94	$2,216	$10	$2,190	$21
Commercial and financial	2,575	4,304	747	3,436	33	2,984	57
Real estate:
Construction, 1 to 4 family residential	1,088	1,134	6	1,157	5	1,121	10
Construction, land development and commercial	526	542	—	530	4	528	9
Mortgage, farmland	2,948	3,469	3	4,239	41	3,607	68
Mortgage, 1 to 4 family first liens	7,900	9,967	80	8,387	24	8,187	42
Mortgage, 1 to 4 family junior liens	363	613	60	366	1	365	3
Mortgage, multi-family	1,798	1,917	—	1,810	20	1,807	40
Mortgage, commercial	2,068	2,761	1	2,228	6	2,153	12
Loans to individuals	—	14	—	—	—	—	—
	$21,301	$27,397	$991	$24,369	$144	$22,942	$262

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Impaired loans increased $0.38 million from December 31, 2019 to June 30, 2020.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 0.77% of loans held for investment as of June 30, 2020 and 0.79% as of December 31, 2019.  The increase in impaired loans is due to an increase of $0.43 million in loans with a specific reserve, an increase in nonaccrual loans of $1.50 million and an increase in 90 days or more accruing loans of $0.56 million and is offset by a decrease in TDR loans of $2.27 million from December 31, 2019 to June 30, 2020.

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

Note 6.Leases

The Bank leases branch offices, parking facilities and certain equipment under operating leases. The leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. As the options are reasonably certain to be exercised, they are recognized as part of the right-of-use assets and lease liabilities.

For the six months ended June 30, 2020 and 2019, total operating lease expense was $0.28 million and $0.32 million, respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the six months ended June 30, 2020 and 2019 were $0.23 million and $0.27 million of operating lease costs, respectively, $0.02 million and $0.02 million of short term lease costs, respectively, and $0.03 million and $0.03 million of variable lease costs, respectively.
For the six months ended June 30, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.23 million and $0.27 million, respectively, and right-of-use assets obtained in exchange for lease obligations was $0.00 million and $3.58 million, respectively.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 30, 2020 and December 31, 2019, operating lease right-of-use assets included in other assets was $3.00 million and $3.20 million, respectively. Operating lease liabilities were $3.04 million and $3.23 million as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 11.13 years and 10.86 years, respectively, and the weighted average discount rate for operating leases was 3.47% and 3.46%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of June 30, 2020, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2020	$234
2021	456
2022	448
2023	301
2024	250
Thereafter	2,009
Total lease payments	3,698
Less imputed interest	(657)
Total operating lease liabilities	$3,041

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of June 30, 2020 are as follows:

	June 30, 2020
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$368,825	$368,825	$368,825	$—	$—
Investment securities	377,825	377,825	159,742	218,083	—
Loans held for sale	40,522	40,522	—	40,522	—
Loans
Agricultural	91,554	91,587	—	—	91,587
Commercial and financial	330,007	330,081	—	—	330,081
Real estate:
Construction, 1 to 4 family residential	77,699	78,189	—	—	78,189
Construction, land development and commercial	108,051	107,721	—	—	107,721
Mortgage, farmland	242,692	241,181	—	—	241,181
Mortgage, 1 to 4 family first liens	884,293	884,014	—	—	884,014
Mortgage, 1 to 4 family junior liens	134,271	131,623	—	—	131,623
Mortgage, multi-family	356,955	357,011	—	—	357,011
Mortgage, commercial	406,194	408,630	—	—	408,630
Loans to individuals	29,451	30,074	—	—	30,074
Obligations of state and political subdivisions	55,074	55,405	—	—	55,405
Accrued interest receivable	12,597	12,597	—	12,597	—
Total financial instrument assets	$3,516,010	$3,515,285	$528,567	$271,202	$2,715,516
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$485,424	$485,424	$—	$485,424	$—
Interest-bearing deposits	2,438,825	2,456,049	—	2,456,049	—
Federal Home Loan Bank borrowings	185,000	185,944	—	185,944	—
Interest rate swaps	3,439	3,439	—	3,439	—
Accrued interest payable	2,193	2,193	—	2,193	—
Total financial instrument liabilities	$3,114,881	$3,133,049	$—	$3,133,049	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$484,637	$—	$—	$—	$—
Letters of credit	8,418	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$493,055	$—	$—	$—	$—
(1)Considered Level 1 under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the six months ended June 30, 2020.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$159,742	$—	$—	$159,742
State and political subdivisions	—	193,781	—	193,781
Other securities (FHLB, FHLMC and FNMA)	—	12,929	—	12,929
Derivative Financial Instruments
Interest rate swaps	$—	(3,439)	$—	(3,439)
Total	$159,742	$203,271	$—	$363,013

	December 31, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$128,585	$—	$—	$128,585
State and political subdivisions	—	211,489	—	211,489
Other securities (FHLB, FHLMC and FNMA)	—	15,229	—	15,229
Derivative Financial Instruments
Interest rate swaps	—	(2,349)	—	(2,349)
Total	$128,585	$224,369	$—	$352,954

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2020 and the year ended December 31, 2019.

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

	June 30, 2020				Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,402	$1,402	$—	$—
Commercial and financial	—	—	1,738	1,738	385	385
Real Estate:						—
Construction, 1 to 4 family residential	—	—	566	566	—	—
Construction, land development and commercial	—	—	423	423	—	—
Mortgage, farmland	—	—	2,418	2,418	—	—
Mortgage, 1 to 4 family first liens	—	—	7,783	7,783	63	156
Mortgage, 1 to 4 family junior liens	—	—	191	191	—	—
Mortgage, multi-family	—	—	1,798	1,798	—	—
Mortgage, commercial	—	—	2,000	2,000	75	75
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$18,319	$18,319	$523	$616

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(5)Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

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
(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.
(4)Represents carrying value and related write-downs of loans for which adjustments are based on the value of the collateral. The carrying value of loans fully-charged off is zero.
(5)Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2020.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,298,603 shares of its common stock in privately negotiated transactions from August 1, 2005 through June 30, 2020.  Of these 1,298,603 shares, 13,719 shares were purchased during the quarter ended June 30, 2020, at an average price per share of $64.03.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $79.21 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

On April 10, 2019, Hills Bank was sued in a class action lawsuit in the Iowa District Court for Johnson County.  The lawsuit seeks class action status for customers who had paid overdraft fees on debit card transactions that were authorized into a positive account, but settled into a negative account.  Plaintiff contends that these overdraft fees breached the terms of Hills Bank’s account documents.  Plaintiff seeks compensatory and punitive damages for breach of contract.  The Bank disputes the merits of Plaintiff’s claims. The parties are negotiating a class-wide settlement and expect to reach a final agreement in 2020 upon which the settlement will be recorded in the Company's financial statements. At this stage of the proceedings, management of the Bank does not believe that any adverse outcome or potential loss will have a material impact on the Company's financial statements when taken as a whole.

The outbreak of Coronavirus Disease 2019 (“COVID-19”) has and will continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak has caused significant disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could also potentially create widespread business continuity issues for the Company.  The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the Bank’s commitments at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$71,715	$65,203
Credit cards	60,945	57,421
Commercial, real estate and home construction	105,542	94,490
Commercial lines and real estate purchase loans	246,435	207,051
Outstanding letters of credit	8,418	8,569

Note 10.Income Taxes

Federal income tax expense for the six months ended June 30, 2020 and 2019 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2019, 2018 and 2017 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2019, 2018 and 2017 remain open for examination.  There were no material unrecognized tax benefits at June 30, 2020  and December 31, 2019 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of June 30, 2020, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending June 30, 2021. Income taxes as a percentage of income before taxes were 22.16% for the six months ended June 30, 2020 and 21.70% for the same period in 2019.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $3.44 million of collateral as of June 30, 2020.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of June 30, 2020 and December 31, 2019:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
June 30, 2020
Interest rate swap	$25,000	$(321)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(3,118)	Other Liabilities	11/7/2023

December 31, 2019
Interest rate swap	$25,000	$(279)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,070)	Other Liabilities	11/7/2023

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the six months ended June 30, 2020 and year ended December 31, 2019:

	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
June 30, 2020
Interest rate swap	$(32)	Interest Expense	$—	Other Income	$—
Interest rate swap	(786)	Interest Expense	—	Other Income	—

December 31, 2019
Interest rate swap	$(119)	Interest Expense	$—	Other Income	$—
Interest rate swap	(446)	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Index

HILLS BANCORPORATION
The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

•The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•The effects of recent financial market disruptions, and monetary and other governmental actions designed to address such disruptions.

•The financial strength of the counterparties with which the Company or the Company’s customers do business and as to which the Company has investment or financial exposure.

•The credit quality and credit agency ratings of the securities in the Company’s investment securities portfolio, a deterioration or downgrade of which could lead to other-than-temporary impairment of the affected securities and the recognition of an impairment loss.

•The effects of, and changes in, laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters as well as any laws otherwise affecting the Company.

•The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•The ability of the Company to obtain new customers and to retain existing customers.

•The timely development and acceptance of products and services, including products and services offered through alternative electronic delivery channels.

•Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•The ability of the Company to develop and maintain secure and reliable electronic systems.

•The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•The economic impact of natural disasters, diseases and/or pandemics, terrorist attacks and military actions.

•Business combinations and the integration of acquired businesses and assets which may be more difficult or expensive than expected.

•The costs, effects and outcomes of existing or future litigation.

•Changes in accounting policies and practices that may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

Index

HILLS BANCORPORATION
These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

Index

HILLS BANCORPORATION
Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of June 30, 2020 and December 31, 2019 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

With the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Company elected to delay implementing CECL and continued to use the incurred loss method to calculate the allowance for loan losses as of and for the period ending June 30, 2020.

COVID-19: What the Company knows and what steps we have taken.

The outbreak of Coronavirus Disease 2019 (“COVID-19”) has and will continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak has caused significant disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could also potentially create widespread business continuity issues for the Company.  The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.
Shareholders
Dividend declaration
The Company expects to continue to maintain the payment of its annual dividend consistent with its past practices.
Communities

Offices

With the health of our employees and customers being our top concern, as of March 17, 2020, the Bank temporarily suspended branch lobby hours to the public for walk-in transactions. The Bank has since reopened all branch lobbies with the following changes:

Index

HILLS BANCORPORATION
• Plexiglass windows on our teller stations and reception areas
•A limit on the number of people who can be in the lobby at one time
•Transaction areas and reusable items will be frequently wiped down
•Hand sanitizing stations located at each entrance
•Floor stickers to guide social distancing while waiting in line
•Require all customers and non-customers entering lobbies to wear face masks.

Drive-thru services remain available as well as all ATM’s to complete needed transactions. Customers are also able to directly contact our bankers through the HERE by Hills Bank app and Hills Bank Online is available 24/7.
Consumers
Home Loans
With the Federal Reserve rate drops of 150 basis points in March (100 basis points of which was directly related to the effects of the virus on the economy), a surge in home loan activity has occurred, a significant portion of which is refinance related. The Bank sells most of its home loans into the secondary market and has seen a significant increase in the net gain on the sale of these loans.
The Bank is working with customers who request forbearance agreements, though this has not been a significant number or dollar amount of agreements as of June 30, 2020. The Bank has also provided short-term modifications for customers primarily through deferrals of principal only payments for three or four months. Commercial related modifications including commercial and financial and multifamily and commercial real estate mortgages were provided for 512 loans totaling $318.79 million. 1 to 4 family and consumer related modifications were provided for 626 loans totaling $74.27 million and agricultural related modifications were provided for 12 loans totaling $3.30 million.
The Bank continues to assist our customers through this difficult time in the best manner possible by providing $125.65 million of Paycheck Protection Program (PPP) loans as of June 30, 2020.
Employees
The Bank continues to promote social distancing by encouraging employees who can work remotely to do so and in other cases, departments have been dispersed to keep the team separated.
Financial - Exposures
Given the timing of the outbreak in the United States of the COVID-19 pandemic, the Company’s first quarter performance was not significantly impacted with the exception of the provision for loan losses. In the second quarter, the Company provided a significant number of PPP loans to customers as well as short-term loan modifications deferring principal and interest or principal only for three to four months. The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic during the first half of 2020.  With so much uncertainty, it is impossible for the Bank to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year.  At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic will likely have a material impact on the Company’s performance in 2020.  Nonetheless, management believes that the Company’s current regulatory capital position is adequate to face the coming challenges.
To account for potential exposures resulting from the pandemic, the Bank has increased its allowance for loan losses for the six months ended June 30, 2020 by approximately $3.9 million. The Bank is fully prepared to make additional provisions as warranted by the COVID-19 situation.

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

Index

HILLS BANCORPORATION
Government Response

Congress, the FRB and the other U.S. state and federal financial regulatory agencies have taken actions to mitigate disruptions to economic activity and financial stability resulting from the COVID-19 pandemic. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed measures to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. The descriptions below summarize additional significant government actions taken in response to the COVID-19 pandemic. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions or government programs summarized.

The CARES Act

The Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law on March 27, 2020. Among other provisions, the CARES Act includes funding for the SBA to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as troubled debt restructurings and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which temporarily expands the SBA’s business loan guarantee program through August 8, 2020. Paycheck Protection Program loans are available to a broader range of entities than ordinary SBA loans, and the loan may be forgiven in an amount equal to payroll costs and certain other expenses during either an eight-week or twenty-four week “covered period.” The Bank is participating in this program as described above.

The CARES Act contains additional protections for homeowners and renters of properties with federally-backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally-backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency.

Also pursuant to the CARES Act, the U.S. Treasury has the authority to provide loans, guarantees and other investments in support of eligible businesses, states and municipalities affected by the economic effects of COVID-19. Some of these funds have been used to support several FRB programs and facilities described below or additional programs or facilities that are established by its authority under Section 13(3) of the Federal Reserve Act and meeting certain criteria.

FRB Actions

The FRB has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the FRB reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.

In addition, the FRB has established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19. Through these facilities and programs, the FRB, relying on its authority under Section 13(3) of the Federal Reserve Act, has taken steps to directly or indirectly purchase assets from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants.

Index

HILLS BANCORPORATION

Overview

This overview highlights selected information and may not contain all of the information that is important to you in understanding our performance during the period.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire report.

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At June 30, 2020, the Bank has nineteen full-service locations.

Net income for the six month period ended June 30, 2020 was $18.79 million compared to $22.42 million for the same six months of 2019, a decrease of 16.22%.  The $3.64 million decrease in net income was caused by a number of factors.  The principal factors in the decrease in net income for the first six months of 2020 are an increase in the provision for loan losses of $6.44 million, primarily due to the uncertainty created by the COVID-19 pandemic, and an increase in noninterest expenses of $1.69 million. This change was offset by an increase in net interest income of $2.03 million, an increase in noninterest income of $1.60 million and a decrease in income tax expense of $0.87 million.

The Company achieved a return on average assets of 1.25% and a return on average equity of 11.30% for the twelve months ended June 30, 2020, compared to the twelve months ended June 30, 2019, which were 1.24% and 11.48%, respectively.  Dividends of $0.89 per share were paid in January 2020 to 2,644 shareholders.  The 2019 dividend was $0.82 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.13% for the six months ended June 30, 2020 compared to 3.23% for the same six months of 2019.  Average earning assets were $3.282 billion year to date in 2020 and $3.065 billion in 2019.

Highlights noted on the balance sheet as of June 30, 2020 for the Company included the following:

•Total assets were $3.577 billion, an increase of $276.41 million since December 31, 2019.
•Cash and cash equivalents were $368.83 million, an increase of $126.86 million since December 31, 2019.
•Net loans were $2.757 billion, an increase of $142.09 million since December 31, 2019.  The increase was primarily due to PPP loans provided to customers totaling $125.65 million. Loans held for sale increased $32.12 million since December 31, 2019.
•Deposits increased $262.89 million since December 31, 2019.

Reference is made to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION
Financial Condition

As indicated in the table below, growth in the loan portfolio since year end was primarily in commercial and financial, multi-family and commercial real estate loans. The significant increase in commercial and financial is due to PPP loans totaling $125.65 million being provided to customers.

The COVID-19 pandemic has created significant uncertainty regarding projecting loan demand throughout the remainder of 2020 and into 2021.

The following table sets forth the composition of the loan portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$94,101	3.42%	$91,317	3.46%
Commercial and financial	335,784	12.20	221,323	8.39
Real estate:
Construction, 1 to 4 family residential	78,727	2.86	80,209	3.04
Construction, land development and commercial	109,456	3.98	108,410	4.11
Mortgage, farmland	246,781	8.96	242,730	9.20
Mortgage, 1 to 4 family first liens	894,013	32.48	910,742	34.51
Mortgage, 1 to 4 family junior liens	135,863	4.94	149,227	5.65
Mortgage, multi-family	361,206	13.12	350,761	13.29
Mortgage, commercial	411,116	14.93	402,181	15.24
Loans to individuals	30,139	1.09	32,308	1.22
Obligations of state and political subdivisions	55,705	2.02	49,896	1.89
	$2,752,891	100.00%	$2,639,104	100.00%
Net unamortized fees and costs	970		933
	$2,753,861		$2,640,037
Less allowance for loan losses	37,620		33,760
	$2,716,241		$2,606,277

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

Index

HILLS BANCORPORATION
The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,547	6.77%	3.42%	$2,400	7.11%	3.46%
Commercial and financial	5,777	15.36	12.20	4,988	14.77	8.39
Real estate:
Construction, 1 to 4 family residential	1,028	2.73	2.86	1,113	3.30	3.04
Construction, land development and commercial	1,405	3.73	3.98	1,486	4.40	4.11
Mortgage, farmland	4,089	10.87	8.96	3,950	11.70	9.20
Mortgage, 1 to 4 family first liens	10,690	28.42	32.48	9,045	26.79	34.51
Mortgage, 1 to 4 family junior liens	1,592	4.23	4.94	1,593	4.72	5.65
Mortgage, multi-family	4,251	11.30	13.12	3,823	11.32	13.29
Mortgage, commercial	4,922	13.08	14.93	4,036	11.95	15.24
Loans to individuals	688	1.83	1.09	853	2.53	1.22
Obligations of state and political subdivisions	631	1.68	2.02	473	1.41	1.89
	$37,620	100.00%	100.00%	$33,760	100.00%	100.00%

The allowance for loan losses totaled $37.62 million at June 30, 2020 compared to $33.76 million at December 31, 2019.  The percentage of the allowance to outstanding loans was 1.37% and 1.28% at June 30, 2020 and December 31, 2019, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2020 is due to anticipated declines in the credit quality of the Bank's loan portfolio primarily due to the significant uncertainty created by the COVID-19 pandemic and increases in qualitative factors primarily in the areas of 1 to 4 family mortgages, commercial and financial, multi-family and commercial mortgages also primarily due to COVID-19.

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

Management has determined that the allowance for loan losses was appropriate at June 30, 2020, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Index

HILLS BANCORPORATION
Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $11.15 million from December 31, 2019 to June 30, 2020.  The fair value of securities available for sale was $12.53 million more than the amortized cost of such securities as of June 30, 2020.  At December 31, 2019, the fair value of the securities available for sale was $4.23 million more than the amortized cost of such securities.

Deposits increased $262.89 million in the first six months of 2020 primarily due to the disbursement of Paycheck Protection Program (PPP) funds to customers' accounts. A portion of the increase can also be attributed to the current negative economic environment. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $69.13 million as of June 30, 2020 with an average rate of 0.34%.  Brokered deposits were $109.29 million as of December 31, 2019 with an average interest rate of 1.65%. As of June 30, 2020 and December 31, 2019, brokered deposits were 2.36% and 4.11% of total deposits, respectively.

Federal Home Loan Bank (FHLB) borrowings were $185 million as of June 30, 2020 and December 31, 2019. It is expected that the FHLB funding source will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2020, Hills Bancorporation paid a dividend of $8.32 million or $0.89 per share.  The dividend was $0.82 per share in January 2019.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of June 30, 2020 totaled $398.72 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. As of March 31, 2020, the Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of June 30, 2020 and December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of June 30, 2020 and December 31, 2019 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of June 30, 2020:
Company:
Community Bank Leverage ratio	$434,725	12.46%	8.000	11.000
Bank:
Community Bank Leverage ratio	435,447	12.48	8.000	11.000

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2019
Company:
Total risk-based capital	$454,452	18.15%	8.00%	10.00%
Tier 1 risk-based capital	423,122	16.90	6.00	8.00
Tier 1 common equity	423,122	16.90	4.50	6.50
Leverage ratio	423,122	12.77	4.00	5.00
Bank:
Total risk-based capital	455,440	18.20	8.00	10.00
Tier 1 risk-based capital	424,127	16.95	6.00	8.00
Tier 1 common equity	424,127	16.95	4.50	6.50
Leverage ratio	424,127	12.81	4.00	5.00

Index

HILLS BANCORPORATION
Discussion of operations for the six months ended June 30, 2020 and 2019

Net Income Overview

Net income decreased $3.64 million for the six months ended June 30, 2020 compared to the first six months of 2019.  Total net income was $18.79 million in 2020 and $22.42 million in the comparable period in 2019, a decrease of 16.22%.  The changes in net income in 2020 from the first six months of 2019 were primarily the result of the following:

•Net interest income increased by $2.03 million, before provision expense.
•The provision for loan losses increased by $6.44 million.
•Noninterest income increased by $1.60 million.
•Noninterest expenses increased by $1.69 million.
•Income tax expense decreased by $0.87 million.
For the six month period ended June 30, 2020 and June 30, 2019 basic earnings per share was $2.00 and $2.40, respectively. Diluted earnings per share was $2.00 for the six months ended June 30, 2020 compared to $2.40 for the same period in 2019.

The Company’s net income is driven primarily by three important factors. The first important factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.757 billion at June 30, 2020.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was an expense of $4.66 million in 2020 compared to a reduction of expense of $1.79 million in 2019.  The increase is primarily attributable to increases in qualitative factors due to the COVID-19 pandemic's economic impact. The Company believes that the provision for loan losses may increase for the foreseeable future resulting from projected increases in the size of the Company’s loan portfolio and further deterioration in credit quality due to COVID-19.

The second important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $50.19 million for the first six months of 2020 was derived from the Company’s $3.282 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.13%.  Average earning assets in the six months ended June 30, 2019 were $3.065 billion and the tax-equivalent net interest margin was 3.23%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $1.64 million change in income before income taxes in the six month period ended June 30, 2020.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets and the continued low interest rates on interest bearing deposits resulting in decreased interest expense.  The Company expects net interest compression to impact earnings for the foreseeable future with increased costs of funding in the short-term due to competition for deposits combined with the interest rate decreases by the Federal Reserve Board.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets.

The third important factor affecting the Company’s net income is net gain on the sale of loans. The net gain on the sale of loans was $2.56 million and $0.86 million for the six months ended June 30, 2020 and 2019, respectively, an increase of 196.18% for the six months ended June 30, 2020 compared to the same period in 2019. Loans originated for sale in the first six months of 2020 totaled $237.42 million compared to $63.38 million in the same period in 2019, an increase of 274.58%. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%.

Index

HILLS BANCORPORATION
Discussion of operations for the six months ended June 30, 2020 and 2019

Net Interest Income

Net interest income increased for the six months ended June 30, 2020 compared to the comparable period in 2019.  The increase was as a result of growth in the average volume of earning assets and the continued low interest rates on interest bearing deposits resulting in decreased interest expense.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average volume of earning assets for the period and the net interest margin.  The net interest margin for the first six months of 2020 was 3.13% compared to 3.23% in 2019 for the same period.  Interest expense decreased $2.42 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to decreasing interest rates on deposits. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the six months ended in 2020 compared to the comparable period in 2019 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$68,506	(0.13)%	$2,801	$(2,539)	$262
Taxable securities	33,818	(0.20)	453	(236)	217
Nontaxable securities	6,123	(0.05)	84	(47)	37
Federal funds sold	108,521	(1.82)	1,319	(2,206)	(887)
	$216,968		$4,657	$(5,028)	$(371)

Interest expense:
Interest-bearing demand deposits	$127,269	(0.24)%	$(564)	$982	$418
Savings deposits	(24,592)	(0.57)	536	1,941	2,477
Time deposits	56,293	0.08	(625)	(291)	(916)
FHLB borrowings	(30,000)	(0.01)	427	9	436
Interest-bearing other liabilities	(4)	(1.44)	—	—	—
	$128,966		$(226)	$2,641	$2,415
Change in net interest income			$4,431	$(2,387)	$2,044

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2020	2019
Yield on average interest-earning assets	4.01%	4.34%
Rate on average interest-bearing liabilities	1.15	1.42
Net interest spread	2.86%	2.92%
Effect of noninterest-bearing funds	0.27	0.31
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.13%	3.23%

Index

HILLS BANCORPORATION
Discussion of operations for the six months ended June 30, 2020 and 2019

In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met five times during the first six months of 2020.  The target rate decreased to 0.25% as of June 30, 2020.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of June 30, 2020, the rate indexes for the one, three and five year indexes were 0.16%, 0.18% and 0.29%, respectively.  The one year index decreased 92.67% from 1.92% at June 30, 2019, the three year index decreased 89.47% and the five year index decreased 83.52%.  The three year index was 1.71% and the five year index was 1.76% at June 30, 2019.  The targeted federal funds rate was 0.25% and 2.50% at June 30, 2020 and 2019, respectively.  The Company anticipates short term and long term rates in the indexes to remain consistent for 2020.

Provision for Loan Losses

The provision for loan losses was an expense of $4.66 million for the six months ended June 30, 2020 compared to a reduction of expense of $1.79 million in 2019, an increase of expense of $6.44 million, which resulted in an overall increase to the allowance of $3.86 million since year end. In the first six months of 2020, there was an increase of $3.62 million due to changes in average balances, composition of loans outstanding and changes in qualitative factors and a $0.24 million increase in the amount allocated to the allowance due to changes in credit quality. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks.  The increase in expense in 2020 is primarily attributable to significant uncertainties with respect to the qualitative factors considered by management due to the COVID-19 pandemic's economic impact as compared to June 30, 2019.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the six months ended June 30, 2020 and 2019, recoveries were $0.81 million and $0.85 million, respectively; and charge-offs were $1.61 million in 2020 and $1.22 million in 2019.  The allowance for loan losses totaled $37.62 million at June 30, 2020 compared to $33.76 million at December 31, 2019.  The allowance represented 1.37% and 1.28% of loans held for investment at June 30, 2020 and December 31, 2019.

Noninterest Income

The following table sets forth the various categories of noninterest income for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$2,556	$863	$1,693	196.18%
Trust fees	4,956	4,680	276	5.90
Service charges and fees	4,791	4,923	(132)	(2.68)
Other noninterest income	385	687	(302)	(43.96)
Gain (loss) on sale of investment securities	10	(52)	62	119.23
	$12,698	$11,101	$1,597	14.39
Loans originated for sale in the first six months of 2020 totaled $237.42 million compared to $63.38 million in the same period in 2019, an increase of 274.58%. In the six months ended June 30, 2020 and 2019, the net gain on sale of loans was $2.56 million and $0.86 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Discussion of operations for the six months ended June 30, 2020 and 2019

Other noninterest income categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2020.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$19,710	$18,052	$1,658	9.18%
Occupancy	2,181	2,288	(107)	(4.68)
Furniture and equipment	3,750	3,337	413	12.38
Office supplies and postage	908	901	7	0.78
Advertising and business development	1,139	1,193	(54)	(4.53)
Outside services	5,202	5,095	107	2.10
FDIC insurance assessment	394	404	(10)	(2.48)
Other noninterest expense	815	1,139	(324)	(28.45)
	$34,099	$32,409	$1,690	5.21

In the six months ended June 30, 2020 and 2019, salaries and employee benefits expense increased $1.66 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff growth.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the six months ended June 30, 2020.

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended June 30, 2020 and 2019

Net Income Overview

Net income increased $0.49 million for the three months ended June 30, 2020 compared to the same period in 2019.  Total net income was $11.71 million in 2020 and $11.22 million in the comparable period in 2019, an increase of 4.38%.  For the three month period ended June 30, 2020 and June 30, 2019 basic earnings per share was $1.25 and $1.20, respectively. Diluted earnings per share was $1.25 for the three months ended June 30, 2020 compared to $1.20 for the same period in 2019.

Net Interest Income

Net interest income increased for the three months ended June 30, 2020 compared to the comparable period in 2019.  The increase was primarily the result of growth in the volume of earning assets and the continued low interest rates on interest bearing deposits resulting in decreased interest expense.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  Interest expense decreased $2.20 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to decreasing interest rates on deposits. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The net interest margin for the three months ended June 30, 2020 was 3.10% compared to 3.20% in 2019 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2020 compared to the comparable period in 2019 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$118,104	(0.21)%	$2,119	$(2,180)	$(61)
Taxable securities	39,856	(0.31)	256	(162)	94
Nontaxable securities	6,202	(0.05)	42	(26)	16
Federal funds sold	96,841	(2.31)	586	(1,620)	(1,034)
	$261,003		$3,003	$(3,988)	$(985)

Interest expense:
Interest-bearing demand deposits	$150,573	(0.40)%	$(333)	$845	$512
Savings deposits	(25,978)	(0.75)	361	1,294	1,655
Time deposits	42,366	(0.02)	(226)	31	(195)
FHLB borrowings	(30,000)	(0.02)	222	9	231
Interest-bearing other liabilities	(4)	(2.34)	—	—	—
	$136,957		$24	$2,179	$2,203
Change in net interest income			$3,027	$(1,809)	$1,218

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2020 and 2019

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2020	2019
Yield on average interest-earning assets	3.89%	4.34%
Rate on average interest-bearing liabilities	1.03	1.45
Net interest spread	2.86%	2.89%
Effect of noninterest-bearing funds	0.24	0.31
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.10%	3.20%

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended June 30, 2020 and 2019

Provision for Loan Losses

The provision for loan losses was an expense of $0.01 million for the three months ended June 30, 2020 compared to a reduction of expense of $0.54 million in 2019, an expense increase of $0.55 million. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks. The increase in expense in 2020 is the result of changes in the composition and allocation of loans within credit quality ratings as compared to June 30, 2019 and a reduction in specific reserves as of June 30, 2020 as compared to June 30, 2019.

The allowance for loan losses decreased $0.72 million during the three months ended June 30, 2020 compared to March 31, 2020.  In the three months ended June 30, 2020, there was a $0.68 million decrease in the amount allocated to the allowance due to credit quality and a $0.04 decrease due to the composition of loans outstanding.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended June 30, 2020 and 2019, recoveries were $0.44 million and $0.41 million, respectively; and charge-offs were $1.17 million in 2020 and $0.74 million in 2019.  The allowance for loan losses totaled $37.62 million at June 30, 2020 compared to $33.76 million at December 31, 2019.  The allowance represented 1.37% and 1.28% of loans held for investment at June 30, 2020 and December 31, 2019, respectively.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$1,898	$577	$1,321	228.94%
Trust fees	2,386	2,428	(42)	(1.73)
Service charges and fees	2,262	2,648	(386)	(14.58)
Other noninterest income	(15)	250	(265)	(106.00)
(Loss) on sale of investment securities	—	(52)	52	—
	$6,531	$5,851	$680	11.62
In the three months ended June 30, 2020 and 2019, the net gain on sale of loans was $1.90 million and $0.58 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%..  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended June 30, 2020.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended June 30, 2020 and 2019

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$10,126	$9,330	$796	8.53%
Occupancy	1,029	1,102	(73)	(6.62)
Furniture and equipment	1,969	1,664	305	18.33
Office supplies and postage	405	442	(37)	(8.37)
Advertising and business development	380	555	(175)	(31.53)
Outside services	2,517	2,523	(6)	(0.24)
FDIC insurance assessment	214	195	19	9.74
Other noninterest expense	232	549	(317)	(57.74)
	$16,872	$16,360	$512	3.13
In the three months ended June 30, 2020 and 2019, salaries and employee benefits expense increased $0.80 million. The increase is primarily the result of annual salary adjustments and hiring of additional employees to staff branch growth.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended June 30, 2020.

Index

HILLS BANCORPORATION
Income Taxes

Federal and state income tax expenses were $5.35 million and $6.22 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in income taxes compared to 2019 is a result of lower net income primarily attributable to the increase in the provision for loan losses for the six months ended June 30, 2020. Income taxes as a percentage of income before taxes were 22.16% in 2020 and 21.70% in 2019.

Index

HILLS BANCORPORATION
Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 10.24% of the Company’s total assets at June 30, 2020 compared to 10.76% at December 31, 2019.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of June 30, 2020, the Company had borrowed $185.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $716.06 million at June 30, 2020.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $495.45 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at June 30, 2020.

As of June 30, 2020, investment securities with a carrying value of $13.79 million were pledged to collateralize public and trust deposits, derivative financial instruments, and other borrowings.  As of December 31, 2019, investment securities with a carrying value of $12.93 million were pledged.

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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On April 10, 2019, Hills Bank was sued in a class action lawsuit in the Iowa District Court for Johnson County.  The lawsuit seeks class action status for customers who had paid overdraft fees on debit card transactions that were authorized into a positive account, but settled into a negative account.  Plaintiff contends that these overdraft fees breached the terms of Hills Bank’s account documents.  Plaintiff seeks compensatory and punitive damages for breach of contract.  The Bank disputes the merits of Plaintiff’s claims. The parties are negotiating a class-wide settlement and expect to reach a final agreement in 2020 upon which the settlement will be recorded in the Company's financial statements. At this stage of the proceedings, management of the Bank does not believe that any adverse outcome or potential loss will have a material impact on the Company's financial statement when taken as a whole.

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

Index
In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 48 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. As the result, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;

•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the six months ended June 30, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 to April 30	5,523	$66.00	5,523	209,593
May 1 to May 31	3,696	65.98	3,696	205,897
June 1 to June 30	4,500	60.00	4,500	201,397
Total	13,719	$64.03	13,719	201,397

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

Index

Item 3.	Defaults upon Senior Securities

Hills Bancorporation has no senior securities.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information
None.

Index

Item 6.	Exhibits

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q Filed with the Commission on May 6, 2015.
3.2	Amended and Restated Bylaws of Hills Bancorporation, incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q Filed with the Commission on May 6, 2019.
4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 6, 2020.
10.1	Stock Option and Incentive Plan incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 4, 2020.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1), (2)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.
(2)The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLS BANCORPORATION

Date:	August 5, 2020	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	August 5, 2020	By: /s/ Shari DeMaris
Shari DeMaris, Secretary, Treasurer and Chief Accounting Officer

Index
HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2020

Exhibit Number	Description	Page Number In The Sequential Numbering System June 30, 2020 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	71-72

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	73