Form 10-Q
period 2020-09-30
HILLS BANCORPORATION
filed 2020-11-05
CIK 732417

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Index
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

		SHARES OUTSTANDING
CLASS		October 31, 2020

Common Stock	No par value	9,341,944

Index
HILLS BANCORPORATION
Index to Form 10-Q

Part I
FINANCIAL INFORMATION

Index

HILLS BANCORPORATION CONSOLIDATED BALANCE SHEETS (Amounts In Thousands, Except Share Amounts)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$560,738	$241,965
Investment securities available for sale at fair value (amortized cost September 30, 2020 $362,811; December 31, 2019 $351,069)	375,255	355,303
Stock of Federal Home Loan Bank	11,373	11,065
Loans held for sale	27,980	8,400
Loans, net of allowance for loan losses (September 30, 2020 $37,060; December 31, 2019 $33,760)	2,731,030	2,606,277
Property and equipment, net	35,548	37,146
Tax credit real estate investment	7,160	8,280
Accrued interest receivable	13,731	12,442
Deferred income taxes, net	7,015	8,018
Goodwill	2,500	2,500
Other assets	8,121	9,491
Total Assets	$3,780,451	$3,300,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Noninterest-bearing deposits	$500,272	$387,612
Interest-bearing deposits	2,614,279	2,273,752
Total deposits	$3,114,551	$2,661,364
Other borrowings	43	—
Federal Home Loan Bank borrowings	185,000	185,000
Accrued interest payable	2,198	2,474
Other liabilities	24,505	25,012
Total Liabilities	$3,326,297	$2,873,850

Redeemable Common Stock Held by Employee Stock Ownership Plan (ESOP)	$46,895	$51,826

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 20,000,000 shares; issued September 30, 2020 10,328,875 shares; December 31, 2019 10,327,656 shares	$—	$—
Paid in capital	59,972	55,943
Retained earnings	431,401	409,509
Accumulated other comprehensive income	7,031	1,415
Treasury stock at cost (September 30, 2020 982,827 shares; December 31, 2019 975,962 shares)	(44,250)	(39,830)
Total Stockholders' Equity	$454,154	$427,037
Less maximum cash obligation related to ESOP shares	46,895	51,826
Total Stockholders' Equity Less Maximum Cash Obligation Related to ESOP Shares	$407,259	$375,211
Total Liabilities & Stockholders' Equity	$3,780,451	$3,300,887

See Notes to Consolidated Financial Statements.

Index
HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$29,750	$30,857	$89,975	$90,825
Investment securities:
Taxable	889	825	2,656	2,375
Nontaxable	933	918	2,941	2,898
Federal funds sold	103	1,369	801	2,954
Total interest income	$31,675	$33,969	$96,373	$99,052
Interest expense:
Deposits	$5,077	$7,662	$16,854	$21,418
FHLB borrowings	1,388	1,612	4,118	4,778
Total interest expense	$6,465	$9,274	$20,972	$26,196
Net interest income	$25,210	$24,695	$75,401	$72,856
Provision for loan losses	(157)	144	4,500	(1,642)
Net interest income after provision for loan losses	$25,367	$24,551	$70,901	$74,498
Noninterest income:
Net gain on sale of loans	$2,303	$1,197	$4,859	$2,060
Trust fees	2,494	2,427	7,450	7,107
Service charges and fees	2,636	2,695	7,427	7,618
Other noninterest income	77	295	462	982
Gain (loss) on sale of investment securities	—	24	10	(28)
	$7,510	$6,638	$20,208	$17,739

Noninterest expenses:
Salaries and employee benefits	$10,108	$9,258	$29,818	$27,310
Occupancy	1,067	986	3,248	3,274
Furniture and equipment	2,028	1,699	5,778	5,036
Office supplies and postage	425	469	1,333	1,370
Advertising and business development	340	607	1,479	1,800
Outside services	2,818	2,729	8,020	7,824
FDIC insurance assessment	223	208	617	612
Other noninterest expense	1,046	648	1,861	1,787
	$18,055	$16,604	$52,154	$49,013
Income before income taxes	$14,822	$14,585	$38,955	$43,224
Income taxes	3,392	3,303	8,739	9,519
Net income	$11,430	$11,282	$30,216	$33,705

Earnings per share:
Basic	$1.22	$1.21	$3.22	$3.61
Diluted	$1.22	$1.21	$3.22	$3.61

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$11,430	$11,282	$30,216	$33,705

Other comprehensive income
Securities:
Net change in unrealized (loss) income on securities available for sale	$(84)	$495	$8,220	$7,046
Reclassification adjustment for net loss (gains) realized in net income	—	(24)	(10)	28
Income taxes	21	(118)	(2,049)	(1,765)
Other comprehensive (loss) income on securities available for sale	$(63)	$353	$6,161	$5,309
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	$364	$(103)	$(726)	$(1,081)
Income taxes	(91)	26	181	270
Other comprehensive income (loss) on cash flow hedges	$273	$(77)	$(545)	$(811)

Other comprehensive income, net of tax	$210	$276	$5,616	$4,498

Comprehensive income	$11,640	$11,558	$35,832	$38,203

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts In Thousands, Except Share Amounts)

Three Months Ended September 30, 2020 and 2019
	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, June 30, 2019	$55,515	$386,614	$972	$(39,352)	$(50,225)	$353,524
Issuance of 1,468 shares of common stock	56	—	—	39	—	95
Issuance of 1,786 shares of common stock under the employee stock purchase plan	102	—	—	—	—	102
Unearned restricted stock compensation	165	—	—	—	—	165
Forfeiture of 134 shares of common stock	(8)	—	—	—	—	(8)
Share-based compensation	6	—	—	—	—	6
Change related to ESOP shares	—	—	—	—	(1,077)	(1,077)
Net income	—	11,282	—	—	—	11,282
Purchase of 8,209 shares of common stock	—	—	—	(530)	—	(530)
Other comprehensive income	—	—	276	—	—	276
Balance, September 30, 2019	$55,836	$397,896	$1,248	$(39,843)	$(51,302)	$363,835

Balance, June 30, 2020	$60,043	$419,971	$6,821	$(42,787)	$(45,329)	$398,719
Issuance of 13,120 shares of common stock	458	—	—	351	—	809
Issuance of 1,861 shares of common stock under the employee stock purchase plan	104	—	—	—	—	104
Unearned restricted stock compensation	(474)	—	—	—	—	(474)
Forfeiture of 3,188 shares of common stock	(166)	—	—	—	—	(166)
Share-based compensation	7	—	—	—	—	7
Change related to ESOP shares	—	—	—	—	(1,566)	(1,566)
Net income	—	11,430	—	—	—	11,430
Purchase of 29,807 shares of common stock	—	—	—	(1,814)	—	(1,814)
Other comprehensive income	—	—	210	—	—	210
Balance, September 30, 2020	$59,972	$431,401	$7,031	$(44,250)	$(46,895)	$407,259

Nine Months Ended September 30, 2020 and 2019
	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2018	52,122	371,848	(3,250)	(36,968)	(48,870)	334,882
Issuance of 87,959 shares of common stock	3,072	—	—	2,302	—	5,374
Issuance of 5,821 shares of common stock under the employee stock purchase plan	325	—	—	—	—	325
Unearned restricted stock compensation	572	—	—	—	—	572
Forfeiture of 5,255 shares of common stock	(262)	—	—	—	—	(262)
Share-based compensation	7	—	—	—	—	7
Change related to ESOP shares	—	—	—	—	(2,432)	(2,432)
Net income	—	33,705	—	—	—	33,705
Cash dividends ($0.82 per share)	—	(7,657)	—	—	—	(7,657)
Purchase of 83,606 shares of common stock	—	—	—	(5,177)	—	(5,177)
Other comprehensive income	—	—	4,498	—	—	4,498
Balance, September 30, 2019	$55,836	$397,896	$1,248	$(39,843)	$(51,302)	$363,835

Balance, December 31, 2019	$55,943	$409,509	$1,415	$(39,830)	$(51,826)	$375,211
Issuance of 105,542 shares of common stock	4,005	—	—	2,810	—	6,815
Issuance of 5,430 shares of common stock under the employee stock purchase plan	304	—	—	—	—	304
Unearned restricted stock compensation	(81)	—	—	—	—	(81)
Forfeiture of 4,211 shares of common stock	(218)	—	—	—	—	(218)
Share-based compensation	19	—	—	—	—	19
Change related to ESOP shares	—	—	—	—	4,931	4,931
Net income	—	30,216	—	—	—	30,216
Cash dividends ($0.89 per share)	—	(8,324)	—	—	—	(8,324)
Purchase of 112,407 shares of common stock	—	—	—	(7,230)	—	(7,230)
Other comprehensive income	—	—	5,616	—	—	5,616
Balance, September 30, 2020	$59,972	$431,401	$7,031	$(44,250)	$(46,895)	$407,259

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts In Thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$30,216	$33,705
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,623	2,542
Provision for loan losses	4,500	(1,642)
Net (gain) loss on sale of investment securities available for sale	(10)	28
Forfeiture of common stock	(218)	(262)
Share-based compensation	19	7
Compensation expensed through issuance of common stock	971	348
Provision for deferred income taxes	(865)	484
Net gain on sale of other real estate owned and other repossessed assets	—	(11)
Increase in accrued interest receivable	(1,289)	(1,718)
Amortization of premium on investment securities, net	555	303
Decrease (increase) in other assets	1,320	(1,763)
Amortization of operating lease right-of-use assets	91	265
Decrease in accrued interest payable and other liabilities	(1,590)	(40)
Loans originated for sale	(359,531)	(201,514)
Proceeds on sales of loans	344,810	180,701
Net gain on sales of loans	(4,859)	(2,060)
Net cash and cash equivalents provided by operating activities	$16,743	$9,373

Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	$64,096	$51,275
Proceeds from sales of investment securities available for sale	313	12,467
Purchases of investment securities available for sale	(77,004)	(61,544)
Loans made to customers, net of collections	(129,294)	(11,296)
Proceeds on sale of other real estate owned and other repossessed assets	—	63
Purchases of property and equipment	(1,025)	(1,637)
Net changes from tax credit real estate investment	1,120	777
Net cash and cash equivalents used in investing activities	$(141,794)	$(9,895)

Cash Flows from Financing Activities
Net increase in deposits	$453,187	$279,834
Net increase in short-term borrowings	43	—
Issuance of common stock, net of costs	5,844	5,026
Purchase of treasury stock	(7,230)	(5,177)
Proceeds from the issuance of common stock through the employee stock purchase plan	304	325
Dividends paid	(8,324)	(7,657)
Net cash and cash equivalents provided by financing activities	$443,824	$272,351

(Continued)

HILLS BANCORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued) (Amounts In Thousands)

	Nine Months Ended September 30,
	2020	2019
Increase in cash and cash equivalents	$318,773	$271,829
Cash and cash equivalents:
Beginning of period	241,965	43,305
End of period	$560,738	$315,134

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$17,130	$20,639
Interest paid on other obligations	4,118	4,778
Income taxes paid	7,329	8,044

Noncash activities:
(Decrease)/increase in maximum cash obligation related to ESOP shares	$(4,931)	$2,432
Transfers to other real estate owned	—	712
Right-of-use assets obtained in exchange for operating lease obligations	—	3,581

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

Operating results for the nine month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K Annual Report of Hills Bancorporation and subsidiary (the “Company”) for the year ended December 31, 2019 filed with the Securities Exchange Commission on March 6, 2020.  The consolidated balance sheet as of December 31, 2019, has been derived from the audited consolidated financial statements for that period.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit and investment securities. Interest income on loans and investment securities is recognized on the accrual method in accordance with written contracts.

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

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of September 30, 2020, the Company did not have any significant contract balances.

An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company has not incurred or capitalized any contract acquisition costs as of September 30, 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, early adoption is permitted for the fiscal year beginning after December 15, 2018. With the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Company elected to delay implementing CECL and continued to use the incurred loss method to calculate the allowance for loan losses as of and for the period ending September 30, 2020.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Upon the expiration of the CECL delay provided by the CARES Act, the adjustment upon adoption at January 1, 2020 will be an overall increase in our Allowance for Credit Losses (ACL) for loans of $3.5 million. We will also record an unfunded commitments liability of $1.45 million upon adoption. The future effects of CECL on our ACL will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions, as well as any refinements to our model, methodology and other key assumptions. We will recognize a one-time cumulative-effect adjustment to our allowance for loan losses upon adoption of the new standard. The increase in the ACL will result in a decrease to our regulatory capital amounts and ratios. Once finalized, we estimate the ACL as of September 30, 2020 to be approximately $41 million to $44 million and the unfunded commitments liability to be approximately $4 million to $5 million.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

The computation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common shares outstanding at the beginning of the period	9,364,062	9,346,449	9,351,694	9,336,441
Weighted average number of net shares issued (redeemed)	(7,765)	(160)	28,137	21,712
Weighted average shares outstanding (basic)	9,356,297	9,346,289	9,379,831	9,358,153
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,592	4,284	3,673	4,146
Weighted average number of shares (diluted)	9,359,889	9,350,573	9,383,504	9,362,299
Net income (In thousands)	$11,430	$11,282	$30,216	$33,705
Earnings per share:
Basic	$1.22	$1.21	$3.22	$3.61
Diluted	$1.22	$1.21	$3.22	$3.61

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3.Other Comprehensive Income

The following table summarizes the balances of each component of accumulated other comprehensive income (AOCI), included in stockholders’ equity, at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(amounts in thousands)
Net unrealized income on available-for-sale securities	$12,444	$4,234
Net unrealized loss on derivatives used for cash flow hedges	(3,075)	(2,349)
Tax effect	$(2,338)	$(470)
Net-of-tax amount	$7,031	$1,415

Note 4.Securities

The carrying values of investment securities at September 30, 2020 and December 31, 2019 are summarized in the following table (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$151,835	40.46%	$128,585	36.19%
Other securities (FHLB, FHLMC and FNMA)	25,209	6.72	15,229	4.29
State and political subdivisions	198,211	52.82	211,489	59.52
Total securities available for sale	$375,255	100.00%	$355,303	100.00%

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of September 30, 2020 or December 31, 2019. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of September 30, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2020:
U.S. Treasury	$145,999	$5,836	$—	$151,835
Other securities (FHLB, FHLMC and FNMA)	25,203	37	(31)	25,209
State and political subdivisions	191,609	6,659	(57)	198,211
Total	$362,811	$12,532	$(88)	$375,255
December 31, 2019:
U.S. Treasury	$127,096	$1,626	$(137)	$128,585
Other securities (FHLB, FHLMC and FNMA)	15,287	—	(58)	15,229
State and political subdivisions	208,686	2,938	(135)	211,489
Total	$351,069	$4,564	$(330)	$355,303

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at September 30, 2020, were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$46,608	$46,887
Due after one year through five years	219,240	226,723
Due after five years through ten years	77,290	81,722
Due over ten years	19,673	19,923
Total	$362,811	$375,255

As of September 30, 2020 investment securities with a carrying value of $13.75 million were pledged to collateralize derivative financial instruments and other borrowings.

Sales proceeds and gross realized gains and losses on available-for-sale securities for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	September 30, 2020	September 30, 2019
Sales proceeds	$313	$12,467
Gross realized gains	10	24
Gross realized losses	—	52

The following table shows the fair value, gross unrealized losses and the percentage of fair value represented by gross unrealized losses of applicable investment securities owned by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019 (in thousands):

	Less than 12 months				12 months or more				Total
September 30, 2020 Description of Securities	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%

Other securities (FHLB, FHLMC and FNMA)	5	12,540	(31)	0.25	—	—	—	—	5	12,540	(31)	0.25

State and political subdivisions	19	5,552	(50)	0.90	5	621	(7)	1.13	24	6,173	(57)	0.92

Total temporarily impaired securities	24	$18,092	$(81)	0.45%	5	$621	$(7)	1.13%	29	$18,713	$(88)	0.47%

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

Note 5.Loans

Classes of loans are as follows:

	September 30, 2020	December 31, 2019
	(Amounts In Thousands)
Agricultural	$96,321	$91,317
Commercial and financial	335,463	221,323
Real estate:
Construction, 1 to 4 family residential	70,527	80,209
Construction, land development and commercial	114,270	108,410
Mortgage, farmland	243,689	242,730
Mortgage, 1 to 4 family first liens	900,224	910,742
Mortgage, 1 to 4 family junior liens	131,477	149,227
Mortgage, multi-family	371,167	350,761
Mortgage, commercial	417,042	402,181
Loans to individuals	30,521	32,308
Obligations of state and political subdivisions	56,424	49,896
	$2,767,125	$2,639,104
Net unamortized fees and costs	965	933
	$2,768,090	$2,640,037
Less allowance for loan losses	37,060	33,760
	$2,731,030	$2,606,277

As of September 30, 2020, the Company has provided $127.10 million of Paycheck Protection Program (PPP) loans recorded with commercial and financial loans above and has $3.77 million of deferred PPP loan fees recorded net of commercial and financial loans. For the nine months ended September 30, 2020, the Company has recognized $1.26 million of fees in interest income.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for loan losses, the allowance for loan losses applicable to impaired loans and the related loan balance of impaired loans for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended September 30, 2020
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,547	$5,777	$2,433	$4,089	$12,282	$9,173	$1,319	$37,620
Charge-offs	(8)	(478)	—	—	(115)	(210)	(63)	(874)
Recoveries	26	165	27	—	201	10	42	471
Provision	30	(119)	(167)	(41)	(210)	320	30	(157)

Ending balance	$2,595	$5,345	$2,293	$4,048	$12,158	$9,293	$1,328	$37,060

	Nine Months Ended September 30, 2020
	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi- family and commercial	Other	Total
	(Amounts In Thousands)
Allowance for loan losses:
Beginning balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Charge-offs	(43)	(1,253)	(43)	(1)	(576)	(290)	(276)	(2,482)
Recoveries	44	374	81	—	636	33	114	1,282
Provision	194	1,236	(344)	99	1,460	1,691	164	4,500

Ending balance	$2,595	$5,345	$2,293	$4,048	$12,158	$9,293	$1,328	$37,060

Ending balance, individually evaluated for impairment	$80	$477	$87	$1	$86	$—	$14	$745

Ending balance, collectively evaluated for impairment	$2,515	$4,868	$2,206	$4,047	$12,072	$9,293	$1,314	$36,315

Loans:

Ending balance	$96,321	$335,463	$184,797	$243,689	$1,031,701	$788,209	$86,945	$2,767,125

Ending balance, individually evaluated for impairment	$1,742	$5,949	$7,933	$2,440	$6,980	$3,614	$14	$28,672

Ending balance, collectively evaluated for impairment	$94,579	$329,514	$176,864	$241,249	$1,024,721	$784,595	$86,931	$2,738,453

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in the allowance for loan losses for the three and nine months ended September 30, 2019 were as follows:

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table presents the credit quality indicators by type of loans in each category as of September 30, 2020 and December 31, 2019, respectively (amounts in thousands):

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
September 30, 2020
Grade:
Excellent	$3,174	$15,023	$1	$231
Good	11,212	62,843	13,969	16,492
Satisfactory	44,687	181,807	38,486	61,231
Monitor	28,217	61,300	16,441	28,008
Special Mention	6,624	9,147	1,315	7,595
Substandard	2,407	5,343	315	713
Total	$96,321	$335,463	$70,527	$114,270

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
September 30, 2020
Grade:
Excellent	$5,968	$2,395	$268	$17,824
Good	42,037	43,348	3,284	56,624
Satisfactory	130,185	710,236	118,885	203,078
Monitor	55,917	114,949	5,575	59,787
Special Mention	6,100	13,424	1,635	15,439
Substandard	3,482	15,872	1,830	18,415
Total	$243,689	$900,224	$131,477	$371,167

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
September 30, 2020
Grade:
Excellent	$28,533	$—	$6,970	$80,387
Good	94,886	160	13,923	358,778
Satisfactory	191,744	29,685	25,561	1,735,585
Monitor	78,640	436	9,822	459,092
Special Mention	19,103	164	148	80,694
Substandard	4,136	76	—	52,589
Total	$417,042	$30,521	$56,424	$2,767,125

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Past due loans as of September 30, 2020 and December 31, 2019 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
September 30, 2020
Agricultural	$783	$6	$556	$1,345	$94,976	$96,321	$14
Commercial and financial	1,140	490	2,451	4,081	331,382	335,463	2,288
Real estate:
Construction, 1 to 4 family residential	630	668	—	1,298	69,229	70,527	—
Construction, land development and commercial	928	47	7,000	7,975	106,295	114,270	7,000
Mortgage, farmland	—	315	645	960	242,729	243,689	35
Mortgage, 1 to 4 family first liens	670	1,195	2,724	4,589	895,635	900,224	—
Mortgage, 1 to 4 family junior liens	65	260	109	434	131,043	131,477	—
Mortgage, multi-family	4,008	1,799	—	5,807	365,360	371,167	—
Mortgage, commercial	731	—	311	1,042	416,000	417,042	—
Loans to individuals	108	27	4	139	30,382	30,521	—
Obligations of state and political subdivisions	—	—	—	—	56,424	56,424	—
	$9,063	$4,807	$13,800	$27,670	$2,739,455	$2,767,125	$9,337

December 31, 2019
Agricultural	$163	$275	$122	$560	$90,757	$91,317	$48
Commercial and financial	1,076	229	101	1,406	219,917	221,323	65
Real estate:
Construction, 1 to 4 family residential	635	—	—	635	79,574	80,209	—
Construction, land development and commercial	215	101	—	316	108,094	108,410	—
Mortgage, farmland	736	—	610	1,346	241,384	242,730	—
Mortgage, 1 to 4 family first liens	5,026	3,100	4,149	12,275	898,467	910,742	354
Mortgage, 1 to 4 family junior liens	813	126	233	1,172	148,055	149,227	139
Mortgage, multi-family	—	97	—	97	350,664	350,761	—
Mortgage, commercial	321	489	—	810	401,371	402,181	—
Loans to individuals	226	55	15	296	32,012	32,308	—
Obligations of state and political subdivisions	—	—	—	—	49,896	49,896	—
	$9,211	$4,472	$5,230	$18,913	$2,620,191	$2,639,104	$606

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company does not have a material amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Certain impaired loan information by loan type at September 30, 2020 and December 31, 2019, was as follows:

	September 30, 2020			December 31, 2019
	Non-accrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Non- accrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,537	$14	$111	$1,192	$48	$404
Commercial and financial	804	2,288	1,059	679	65	1,934
Real estate:
Construction, 1 to 4 family residential	315	—	—	—	—	—
Construction, land development and commercial	206	7,000	315	—	—	320
Mortgage, farmland	1,117	35	1,288	1,369	—	2,712
Mortgage, 1 to 4 family first liens	5,292	—	1,590	6,558	354	1,626
Mortgage, 1 to 4 family junior liens	195	—	—	94	139	—
Mortgage, multi-family	82	—	1,704	97	—	1,719
Mortgage, commercial	1,328	—	1,833	779	—	593
	$10,876	$9,337	$7,900	$10,768	$606	$9,308

(1)There were $4.20 million and $4.34 million of TDR loans included within nonaccrual loans as of September 30, 2020 and December 31, 2019, respectively.

Loans 90 days or more past due that are still accruing interest increased $8.73 million from December 31, 2019 to September 30, 2020 primarily due to one relationship accounting for $9 million of the accruing loans past due 90 days or more as of September 30, 2020. As of September 30, 2020 there were 6 accruing loans past due 90 days or more. The average accruing loans past due as of September 30, 2020 was $1.56 million. There were 8 accruing loans past due 90 days or more as of December 31, 2019 and the average loan balance was $0.08 million. The accruing loans past due 90 days or more balances are believed to be adequately collateralized and the Company expects to collect all principal and interest as contractually due under these loans. The significant relationship past due 90 days or more also has significant guarantor strength therefore the Company expects to collect all outstanding amounts due.
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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Below is a summary of information for TDR loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Number of contracts	Recorded investment	Commitments outstanding	Number of contracts	Recorded investment	Commitments outstanding
		(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	7	$1,309	$10	9	$1,552	$3
Commercial and financial	16	1,677	85	16	2,641	95
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	2	315	4	2	320	—
Mortgage, farmland	7	2,352	—	8	4,021	—
Mortgage, 1 to 4 family first liens	18	1,901	—	16	2,083	—
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	2	1,704	—	2	1,719	—
Mortgage, commercial	9	2,850	—	7	1,373	—
Loans to individuals	—	—	—	—	—	—
	61	$12,108	$99	60	$13,709	$98

The following is a summary of TDR loans that were modified during the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
		(Amounts In Thousands)
Agricultural	—	$—	$—	2	$93	$93
Commercial and financial	1	90	90	3	308	308
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—	—
Mortgage, 1 to 4 family first lien	—	—	—	5	104	104
Mortgage, 1 to 4 family junior liens	—	—	—	—	—	—
Mortgage, multi-family	—	—	—	—	—	—
Mortgage, commercial	2	1,333	1,333	3	1,846	1,846
	3	$1,423	$1,423	13	$2,351	$2,351

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The Company had commitments to lend $0.10 million in additional borrowings to restructured loan customers as of September 30, 2020.  The Company had commitments to lend $0.10 million in additional borrowings to restructured loan customers as of December 31, 2019.  These commitments were in the normal course of business.  The additional borrowings were not used to facilitate payments on these loans.

There were no TDR loans that were in payment default (defined as past due 90 days or more) during the period ended September 30, 2020 and one totaling $0.065 million modified during the year ended December 31, 2019.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Information regarding impaired loans as of and for the three and nine months ended September 30, 2020 is as follows:

	September 30, 2020			Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(Amounts In Thousands)
Agricultural	$1,648	$2,308	$—	$1,859	$6	$1,822	$18
Commercial and financial	2,974	4,708	—	3,788	38	3,641	110
Real estate:
Construction, 1 to 4 family residential	412	480	—	700	—	575	—
Construction, land development and commercial	521	540	—	528	4	526	13
Mortgage, farmland	2,405	2,936	—	3,420	32	3,242	90
Mortgage, 1 to 4 family first liens	6,135	7,939	—	6,585	18	6,422	51
Mortgage, 1 to 4 family junior liens	108	353	—	161	—	135	—
Mortgage, multi-family	1,786	1,908	—	1,807	21	1,801	61
Mortgage, commercial	1,761	2,592	—	2,019	5	1,917	15
Loans to individuals	—	14	—	—	—	—	—
	$17,750	$23,778	$—	$20,867	$124	$20,081	$358

With an allowance recorded:
Agricultural	$94	$94	$80	$109	$2	$102	$6
Commercial and financial	2,975	3,028	477	3,071	33	3,060	99
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—	—	—
Construction, land development and commercial	7,000	7,000	87	7,000	80	7,000	236
Mortgage, farmland	35	35	1	37	1	37	1
Mortgage, 1 to 4 family first liens	650	701	49	668	3	666	10
Mortgage, 1 to 4 family junior liens	87	92	37	91	—	90	—
Mortgage, multi-family	—	—	—	—	—	—	—
Mortgage, commercial	67	67	—	69	1	69	3
Loans to individuals	14	14	14	14	—	14	1
	$10,922	$11,031	$745	$11,059	$120	$11,038	$356

Total:
Agricultural	$1,742	$2,402	$80	$1,968	$8	$1,924	$24
Commercial and financial	5,949	7,736	477	6,859	71	6,701	209
Real estate:
Construction, 1 to 4 family residential	412	480	—	700	—	575	—
Construction, land development and commercial	7,521	7,540	87	7,528	84	7,526	249
Mortgage, farmland	2,440	2,971	1	3,457	33	3,279	91
Mortgage, 1 to 4 family first liens	6,785	8,640	49	7,253	21	7,088	61
Mortgage, 1 to 4 family junior liens	195	445	37	252	—	225	—
Mortgage, multi-family	1,786	1,908	—	1,807	21	1,801	61
Mortgage, commercial	1,828	2,659	—	2,088	6	1,986	18
Loans to individuals	14	28	14	14	—	14	1
	$28,672	$34,809	$745	$31,926	$244	$31,119	$714

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Impaired loans increased $7.75 million from December 31, 2019 to September 30, 2020.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Company expects to be unable to collect in full according to the contractual terms of the original loan agreement.  Impaired loans were 1.05% of loans held for investment as of September 30, 2020 and 0.79% as of December 31, 2019.  The increase in impaired loans is due to an increase of $0.46 million in loans with a specific reserve, an increase in nonaccrual loans of $0.11 million and an increase in 90 days or more accruing loans of $8.73 million and is offset by a decrease in TDR loans of $1.41 million from December 31, 2019 to September 30, 2020.

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

For the nine months ended September 30, 2020 and 2019, total operating lease expense was $0.42 million and $0.47 million, respectively, and is included in occupancy expenses in the consolidated statements of income. Included in this for the nine months ended September 30, 2020 and 2019 were $0.35 million and $0.40 million of operating lease costs, respectively, $0.03 million and $0.02 million of short term lease costs, respectively, and $0.04 million and $0.05 million of variable lease costs, respectively.
For the nine months ended September 30, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.35 million and $0.40 million, respectively, and right-of-use assets obtained in exchange for lease obligations was $0.00 million and $3.58 million, respectively.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 30, 2020 and December 31, 2019, operating lease right-of-use assets included in other assets was $2.91 million and $3.20 million, respectively. Operating lease liabilities were $2.96 million and $3.23 million as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 11.25 years and 10.86 years, respectively, and the weighted average discount rate for operating leases was 3.48% and 3.46%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.
As of September 30, 2020, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2020	$117
2021	456
2022	447
2023	301
2024	250
Thereafter	2,009
Total lease payments	3,580
Less imputed interest	(625)
Total operating lease liabilities	$2,955

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7.Fair Value Measurements

The carrying value and estimated fair values of the Company's financial instruments as of September 30, 2020 are as follows:

	September 30, 2020
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$560,738	$560,738	$560,738	$—	$—
Investment securities	386,628	386,628	151,835	234,793	—
Loans held for sale	27,980	27,980	—	27,980	—
Loans
Agricultural	93,726	94,086	—	—	94,086
Commercial and financial	330,118	330,164	—	—	330,164
Real estate:
Construction, 1 to 4 family residential	69,639	69,819	—	—	69,819
Construction, land development and commercial	112,865	112,610	—	—	112,610
Mortgage, farmland	239,641	238,974	—	—	238,974
Mortgage, 1 to 4 family first liens	890,560	896,881	—	—	896,881
Mortgage, 1 to 4 family junior liens	129,948	127,667	—	—	127,667
Mortgage, multi-family	366,800	367,834	—	—	367,834
Mortgage, commercial	412,116	413,699	—	—	413,699
Loans to individuals	29,832	30,070	—	—	30,070
Obligations of state and political subdivisions	55,785	56,945	—	—	56,945
Accrued interest receivable	13,731	13,731	—	13,731	—
Total financial instrument assets	$3,720,107	$3,727,826	$712,573	$276,504	$2,738,749
Financial instrument liabilities
Deposits
Noninterest-bearing deposits	$500,272	$500,272	$—	$500,272	$—
Interest-bearing deposits	2,614,279	2,630,803	—	2,630,803	—
Other borrowings	43	43	—	43	—
Federal Home Loan Bank borrowings	185,000	185,869	—	185,869	—
Interest rate swaps	3,075	3,075	—	3,075	—
Accrued interest payable	2,198	2,198	—	2,198	—
Total financial instrument liabilities	$3,304,867	$3,322,260	$—	$3,322,260	$—

	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$476,859	$—	$—	$—	$—
Letters of credit	8,300	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$485,159	$—	$—	$—	$—
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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the nine months ended September 30, 2020.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$151,835	$—	$—	$151,835
State and political subdivisions	—	198,211	—	198,211
Other securities (FHLB, FHLMC and FNMA)	—	25,209	—	25,209
Derivative Financial Instruments
Interest rate swaps	$—	(3,075)	$—	(3,075)
Total	$151,835	$220,345	$—	$372,180

	December 31, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts In Thousands)
U.S. Treasury	$128,585	$—	$—	$128,585
State and political subdivisions	—	211,489	—	211,489
Other securities (FHLB, FHLMC and FNMA)	—	15,229	—	15,229
Derivative Financial Instruments
Interest rate swaps	—	(2,349)	—	(2,349)
Total	$128,585	$224,369	$—	$352,954

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2020 and the year ended December 31, 2019.

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

	September 30, 2020				Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,376	$1,376	$—	$—
Commercial and financial	—	—	1,843	1,843	—	385
Real Estate:						—
Construction, 1 to 4 family residential	—	—	419	419	—	—
Construction, land development and commercial	—	—	315	315	—	—
Mortgage, farmland	—	—	2,062	2,062	—	—
Mortgage, 1 to 4 family first liens	—	—	6,702	6,702	20	176
Mortgage, 1 to 4 family junior liens	—	—	158	158	—	—
Mortgage, multi-family	—	—	1,786	1,786	—	—
Mortgage, commercial	—	—	3,094	3,094	175	250
Loans to individuals	—	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—	—
Total	$—	$—	$17,755	$17,755	$195	$811

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

Note 8.Stock Repurchase Program

On July 26, 2005, the Company’s Board of Directors authorized a program to repurchase up to a total of 1,500,000 shares of the Company’s common stock (the “2005 Stock Repurchase Program”).  The Company’s Board of Directors has authorized the 2005 Stock Repurchase Program through December 31, 2021.  The Company expects the purchases pursuant to the 2005 Stock Repurchase Program to be made from time to time in private transactions at a price equal to the most recent quarterly independent appraisal of the shares of the Company’s common stock and with the Board reviewing the overall results of the 2005 Stock Repurchase Program on a quarterly basis.  All purchases made pursuant to the 2005 Stock Repurchase Program since its inception have been made on that basis.  The amount and timing of stock repurchases will be based on various factors, such as the Board’s assessment of the Company’s capital structure and liquidity, the amount of interest shown by shareholders in selling shares of stock to the Company at their appraised value, and applicable regulatory, legal and accounting factors.  The Company has purchased 1,328,410 shares of its common stock in privately negotiated transactions from August 1, 2005 through September 30, 2020.  Of these 1,328,410 shares, 29,807 shares were purchased during the quarter ended September 30, 2020, at an average price per share of $60.86.

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9. Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $81.42 million.  The concentrations of credit by type of loan are set forth in Note 5 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

As initially reported in the Company’s quarterly report filed with the SEC on November 4, 2019, Hills Bank was sued in a class action lawsuit in the Iowa District Court for Johnson County on April 10, 2019. The lawsuit sought class action status for customers who had paid overdraft fees on debit card transactions that were authorized into a positive account but settled into a negative account. The Plaintiff subsequently amended the petition to assert additional claims involving overdraft charges and NSF fees. The parties have negotiated a class-wide settlement, which was preliminarily approved by the Court on October 9, 2020. While the Bank disputes the merits of the claim, management determined that settlement avoids added expenses, distractions to Bank management and personnel, and the attendant risks related to litigating the claims. The Bank’s Management believes that the settlement will have no material impact on the Company's financial condition and results of operation when taken as a whole. The final hearing to address the fairness of the proposed settlement has been scheduled for June 25, 2021.

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

On August 10, 2020, a derecho impacted Eastern Iowa, primarily Cedar Rapids, Iowa and the surrounding areas. The derecho caused widespread high winds up to 140 mph, the equivalent of a Category 4 hurricane, torrential rain, large hail and low-class tornadoes. The damage from the derecho was significant across the east central Iowa area, including wide-scale utility disruptions, residential and commercial property damage, severe damage to corn and soybeans crops.

A substantial number of the Bank's branches in Cedar Rapids and surrounding communities were without power and closed in the immediate aftermath of the derecho, though most were able to reopen within a week of the derecho. The Bank responded to the derecho by providing employees time away from the office to help them recover from the derecho and to assist with neighborhood clean-up efforts, as well as supporting city and county employees, utility workers and area non-profits with food and monetary donations to help with basic needs. The Bank assisted customers impacted by the derecho by providing short-term loan modifications of two to six months to defer principal payments on loans totaling $15.38 million, primarily for 1 to 4 family non-owner occupied, multifamily and commercial real estate loans. The Bank anticipates that the majority of costs incurred to repair damages to the Bank branches will be covered by insurance.

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

A summary of the Bank’s commitments at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$70,765	$65,203
Credit cards	60,661	57,421
Commercial, real estate and home construction	112,534	94,490
Commercial lines and real estate purchase loans	232,899	207,051
Outstanding letters of credit	8,300	8,569

Note 10.Income Taxes

Federal income tax expense for the nine months ended September 30, 2020 and 2019 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for State of Iowa purposes.  The tax years ended December 31, 2019, 2018 and 2017 remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2019, 2018 and 2017 remain open for examination.  There were no material unrecognized tax benefits at September 30, 2020  and December 31, 2019 and therefore no interest or penalties on unrecognized tax benefits has been recorded.  As of September 30, 2020, the Company does not anticipate any significant increase in unrecognized tax benefits during the twelve-month period ending September 30, 2021. Income taxes as a percentage of income before taxes were 22.43% for the nine months ended September 30, 2020 and 22.02% for the same period in 2019.

Note 11.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying financial statement and are measured at fair value.  The Bank’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty.  The Bank was required to pledge $3.08 million of collateral as of September 30, 2020.

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

Index
HILLS BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
the Bank asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of September 30, 2020 and December 31, 2019:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
September 30, 2020
Interest rate swap	$25,000	$(170)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,905)	Other Liabilities	11/7/2023

December 31, 2019
Interest rate swap	$25,000	$(279)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,070)	Other Liabilities	11/7/2023

The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the nine months ended September 30, 2020 and year ended December 31, 2019:

	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
September 30, 2020
Interest rate swap	$81	Interest Expense	$—	Other Income	$—
Interest rate swap	(626)	Interest Expense	—	Other Income	—

December 31, 2019
Interest rate swap	$(119)	Interest Expense	$—	Other Income	$—
Interest rate swap	(446)	Interest Expense	—	Other Income	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Index

HILLS BANCORPORATION
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

Index

HILLS BANCORPORATION

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

Index

HILLS BANCORPORATION
Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policies to be those which are related to the allowance for loan losses. The Company's allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in impaired loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and the state of certain industries.  Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management.  Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Although management believes the levels of the allowance as of September 30, 2020 and December 31, 2019 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

With the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. The Company elected to delay implementing CECL and continued to use the incurred loss method to calculate the allowance for loan losses as of and for the period ending September 30, 2020.

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

Index

HILLS BANCORPORATION
• Plexiglass windows on our teller stations and reception areas
•A limit on the number of people who can be in the lobbies at one time
•Transaction areas and reusable items will be frequently wiped down
•Hand sanitizing stations located at each entrance
•Floor stickers to guide social distancing while waiting in line
•Require all customers and non-customers entering lobbies to wear face masks.

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
The Bank is working with customers who request forbearance agreements, though this has not been a significant number or dollar amount of agreements as of September 30, 2020. The Bank has also provided short-term modifications for customers primarily through deferrals of principal only payments for three or four months. Commercial related modifications including commercial and financial and multifamily and commercial real estate mortgages were provided for 512 loans totaling $318.79 million. 1 to 4 family and consumer related modifications were provided for 626 loans totaling $74.27 million and agricultural related modifications were provided for 12 loans totaling $3.30 million. As these short-term deferrals have now expired, a minimal number of customers have requested additional modifications related to the pandemic. These modifications totaled $3.35 million for 54 loans, the majority of which were 43 1 to 4 family loans totaling $3.01 million through October 26, 2020.
The Bank continues to assist our customers through this difficult time in the best manner possible by providing $127.10 million of Paycheck Protection Program (PPP) loans as of September 30, 2020.
Employees
The Bank continues to promote social distancing by encouraging employees who can work remotely to do so and in other cases, departments have been dispersed to keep the team separated.
Financial - Exposures
Given the timing of the outbreak in the United States of the COVID-19 pandemic, the Company’s first quarter performance was not significantly impacted with the exception of the provision for loan losses. In the second quarter, the Company provided a significant number of PPP loans to customers as well as short-term loan modifications deferring principal and interest or principal only for three to four months. As discussed above, the initial short-term loan modifications have now expired and only a minimal number of customers have requested additional pandemic-related modifications described above. The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic during 2020.  With so much uncertainty, it is impossible for the Bank to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year.  At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic will likely have a material impact on the Company’s performance in 2020.  Nonetheless, management believes that the Company’s current regulatory capital position is adequate to face the coming challenges.
To account for potential exposures resulting from the pandemic, the Bank has increased its allowance for loan losses for the nine months ended September 30, 2020 by approximately $3.3 million since December 31, 2019. The Bank is fully prepared to make additional provisions as warranted by the COVID-19 situation.

Our credit administration is closely monitoring and analyzing the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on

Index

HILLS BANCORPORATION
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

The CARES Act

The Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law on March 27, 2020. Among other provisions, the CARES Act includes funding for the SBA to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as troubled debt restructurings and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which temporarily expanded the SBA’s business loan guarantee program to include forgivable loans used for permissible purposes, which were issued under the program through August 8, 2020. Paycheck Protection Program loans are available to a broader range of entities than ordinary SBA loans, and the loan may be forgiven in an amount equal to payroll costs and certain other expenses during either an eight-week or twenty-four week “covered period.” The Bank is participating in this program as described above.

The CARES Act contains additional protections for homeowners and renters of properties with federally-backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. These foreclosure and eviction moratoriums have been extended through year-end by the Federal Housing Administration. Borrowers of federally-backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency.

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

The Company is a holding company engaged in the business of commercial banking.  The Company’s subsidiary is Hills Bank and Trust Company, Hills, Iowa (the “Bank”), which is wholly-owned.  The Bank was formed in Hills, Iowa in 1904.  The Bank is a full-service commercial bank extending its services to individuals, businesses, governmental units and institutional customers primarily in the communities of Hills, Iowa City, Coralville, North Liberty, Lisbon, Mount Vernon, Kalona, Wellman, Cedar Rapids, Marion, and Washington, Iowa.  At September 30, 2020, the Bank has nineteen full-service locations.

Net income for the nine month period ended September 30, 2020 was $30.22 million compared to $33.71 million for the same nine months of 2019, a decrease of 10.35%.  The $3.49 million decrease in net income was caused by a number of factors.  The principal factors in the decrease in net income for the first nine months of 2020 are an increase in the provision for loan losses of $6.14 million, primarily due to the uncertainty created by the COVID-19 pandemic, and an increase in noninterest expenses of $3.14 million. This change was offset by an increase in net interest income of $2.55 million, an increase in noninterest income of $2.47 million and a decrease in income tax expense of $0.78 million.

The Company achieved a return on average assets of 1.22% and a return on average equity of 11.00% for the twelve months ended September 30, 2020, compared to the twelve months ended September 30, 2019, which were 1.25% and 11.58%, respectively.  Dividends of $0.89 per share were paid in January 2020 to 2,644 shareholders.  The 2019 dividend was $0.82 per share.

The Company’s net interest income is the largest component of revenue and it is primarily a function of the average earning assets and the net interest margin percentage.  The Company achieved a net interest margin on a tax-equivalent basis of 3.05% for the nine months ended September 30, 2020 compared to 3.20% for the same nine months of 2019.  Average earning assets were $3.362 billion year to date in 2020 and $3.108 billion in 2019.

Highlights noted on the balance sheet as of September 30, 2020 for the Company included the following:

•Total assets were $3.780 billion, an increase of $479.56 million since December 31, 2019.
•Cash and cash equivalents were $560.74 million, an increase of $318.77 million since December 31, 2019. Cash and cash equivalents growth included approximately $115 million of temporary public funds. A portion of the increase can also be attributed to increased savings with the current negative economic environment due to the pandemic and equity investors fleeing volatile capital markets in an effort to preserve principal.
•Net loans were $2.759 billion, an increase of $144.33 million since December 31, 2019.  The increase was primarily due to PPP loans provided to customers totaling $127.10 million. Loans held for sale increased $19.58 million since December 31, 2019.
•Deposits increased $453.19 million since December 31, 2019. Deposit growth included approximately $115 million in temporary public funds. A portion of the increase can also be attributed to the current negative economic environment.

Reference is made to Note 7 for a discussion of fair value measurements which relate to methods used by the Company in recording assets and liabilities on its financial statements.

Index

HILLS BANCORPORATION

Financial Condition

As indicated in the table below, growth in the loan portfolio since year end was primarily in agricultural, commercial and financial, multi-family and commercial real estate loans. The significant increase in commercial and financial is due to PPP loans totaling $127.10 million being provided to customers. The Company anticipates most PPP loans will be forgiven in accordance with the SBA's requirements.

The COVID-19 pandemic has created significant uncertainty regarding projecting loan demand throughout the remainder of 2020 and into 2021.

The following table sets forth the composition of the loan portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Amounts In Thousands)		(Amounts In Thousands)
Agricultural	$96,321	3.48%	$91,317	3.46%
Commercial and financial	335,463	12.12	221,323	8.39
Real estate:
Construction, 1 to 4 family residential	70,527	2.55	80,209	3.04
Construction, land development and commercial	114,270	4.13	108,410	4.11
Mortgage, farmland	243,689	8.81	242,730	9.20
Mortgage, 1 to 4 family first liens	900,224	32.53	910,742	34.51
Mortgage, 1 to 4 family junior liens	131,477	4.75	149,227	5.65
Mortgage, multi-family	371,167	13.41	350,761	13.29
Mortgage, commercial	417,042	15.07	402,181	15.24
Loans to individuals	30,521	1.10	32,308	1.22
Obligations of state and political subdivisions	56,424	2.05	49,896	1.89
	$2,767,125	100.00%	$2,639,104	100.00%
Net unamortized fees and costs	965		933
	$2,768,090		$2,640,037
Less allowance for loan losses	37,060		33,760
	$2,731,030		$2,606,277

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

Index

HILLS BANCORPORATION
The following table presents the allowance for loan losses on loans by loan category, the percentage of the allowance for each category to the total allowance, and the percentage of all loans in each category to total loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,595	7.00%	3.48%	$2,400	7.11%	3.46%
Commercial and financial	5,345	14.42	12.12	4,988	14.77	8.39
Real estate:
Construction, 1 to 4 family residential	888	2.40	2.55	1,113	3.30	3.04
Construction, land development and commercial	1,405	3.79	4.13	1,486	4.40	4.11
Mortgage, farmland	4,048	10.92	8.81	3,950	11.70	9.20
Mortgage, 1 to 4 family first liens	10,629	28.68	32.53	9,045	26.79	34.51
Mortgage, 1 to 4 family junior liens	1,529	4.13	4.75	1,593	4.72	5.65
Mortgage, multi-family	4,367	11.78	13.41	3,823	11.32	13.29
Mortgage, commercial	4,926	13.29	15.07	4,036	11.95	15.24
Loans to individuals	689	1.86	1.10	853	2.53	1.22
Obligations of state and political subdivisions	639	1.73	2.05	473	1.41	1.89
	$37,060	100.00%	100.00%	$33,760	100.00%	100.00%

The allowance for loan losses totaled $37.06 million at September 30, 2020 compared to $33.76 million at December 31, 2019.  The percentage of the allowance to outstanding loans was 1.34% and 1.28% at September 30, 2020 and December 31, 2019, respectively.  The allowance was based on management’s consideration of a number of factors, including composition of the loan portfolio, loans with higher credit risks and the overall amount of loans outstanding.  The increase in the allowance in 2020 is due to anticipated declines in the credit quality of the Bank's loan portfolio primarily due to the significant uncertainty created by the COVID-19 pandemic and increases in qualitative factors primarily in the areas of 1 to 4 family mortgages, commercial and financial, multi-family and commercial mortgages also primarily due to COVID-19.

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

Management has determined that the allowance for loan losses was appropriate at September 30, 2020, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry data. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

Index

HILLS BANCORPORATION

Residential real estate loan products that include features such as loan-to-values in excess of 100% or interest only payments, which expose a borrower to payment increases in excess of changes in the market interest rate, increase the credit risk of a loan.  The Bank has not offered and does not intend to offer this type of loan product.

Investment securities available for sale held by the Company increased by $19.95 million from December 31, 2019 to September 30, 2020.  The fair value of securities available for sale was $12.44 million more than the amortized cost of such securities as of September 30, 2020.  At December 31, 2019, the fair value of the securities available for sale was $4.23 million more than the amortized cost of such securities.

Deposits increased $453.19 million in the first nine months of 2020 primarily due to the disbursement of Paycheck Protection Program (PPP) funds to customers' accounts. A portion of the increase can also be attributed to the current negative economic environment creating volatility in the equity markets. In the opinion of the Company’s management, the Company continues to have sufficient liquidity resources available to fund expected additional loan growth.

Brokered deposits are included in total deposits and totaled $72.27 million as of September 30, 2020 with an average rate of 0.34%.  Brokered deposits were $109.29 million as of December 31, 2019 with an average interest rate of 1.65%. As of September 30, 2020 and December 31, 2019, brokered deposits were 2.32% and 4.11% of total deposits, respectively.

Federal Home Loan Bank (FHLB) borrowings were $185 million as of September 30, 2020 and December 31, 2019. It is expected that the FHLB funding source will be considered in the future if loan growth were to exceed core deposit increases and the interest rates on funds borrowed from the FHLB are favorable compared to other funding alternatives.

Dividends and Equity

In January 2020, Hills Bancorporation paid a dividend of $8.32 million or $0.89 per share.  The dividend was $0.82 per share in January 2019.  After payment of the dividend and the adjustment for accumulated other comprehensive income, stockholders’ equity as of September 30, 2020 totaled $407.26 million. On January 1, 2015, the final rules of the Federal Reserve Board went into effect implementing in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The final rule also adopted changes to the agencies’ regulatory capital requirements that meet the requirements of section 171 and section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. As of March 31, 2020, the Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The CARES Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of September 30, 2020 and December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s minimum and well-capitalized definition requirements. The actual amounts and capital ratios as of September 30, 2020 and December 31, 2019 are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of September 30, 2020:
Company:
Community Bank Leverage ratio	$444,623	12.23%	8.000	11.000
Bank:
Community Bank Leverage ratio	444,460	12.23	8.000	11.000

Index

HILLS BANCORPORATION

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2019
Company:
Total risk-based capital	$454,452	18.15%	8.00%	10.00%
Tier 1 risk-based capital	423,122	16.90	6.00	8.00
Tier 1 common equity	423,122	16.90	4.50	6.50
Leverage ratio	423,122	12.77	4.00	5.00
Bank:
Total risk-based capital	455,440	18.20	8.00	10.00
Tier 1 risk-based capital	424,127	16.95	6.00	8.00
Tier 1 common equity	424,127	16.95	4.50	6.50
Leverage ratio	424,127	12.81	4.00	5.00

Index

HILLS BANCORPORATION
Discussion of operations for the nine months ended September 30, 2020 and 2019

Net Income Overview

Net income decreased $3.49 million for the nine months ended September 30, 2020 compared to the first nine months of 2019.  Total net income was $30.22 million in 2020 and $33.71 million in the comparable period in 2019, a decrease of 10.35%.  The changes in net income in 2020 from the first nine months of 2019 were primarily the result of the following:

•Net interest income increased by $2.55 million, before provision expense.
•The provision for loan losses increased by $6.14 million.
•Noninterest income increased by $2.47 million.
•Noninterest expenses increased by $3.14 million.
•Income tax expense decreased by $0.78 million.
For the nine month period ended September 30, 2020 and September 30, 2019 basic earnings per share was $3.22 and $3.61, respectively. Diluted earnings per share was $3.22 for the nine months ended September 30, 2020 compared to $3.61 for the same period in 2019.

The Company’s net income is driven primarily by three important factors. The first important factor affecting the Company’s net income is the provision for loan losses. The majority of the Company’s interest-earning assets are in loans outstanding, which amounted to more than $2.759 billion at September 30, 2020.  The provision is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risk.  The provision for loan losses was an expense of $4.50 million in 2020 compared to a reduction of expense of $1.64 million in 2019.  The increase is primarily attributable to increases in qualitative factors due to the COVID-19 pandemic's economic impact. The Company believes that the provision for loan losses may increase for the foreseeable future resulting from and further deterioration in credit quality due to COVID-19.

The second important factor is the interaction between changes in net interest margin and changes in average volumes of the Bank's earnings assets.  Net interest income of $75.40 million for the first nine months of 2020 was derived from the Company’s $3.362 billion of average earning assets during that period and its tax-equivalent net interest margin of 3.05%.  Average earning assets in the nine months ended September 30, 2019 were $3.108 billion and the tax-equivalent net interest margin was 3.20%.  The importance of net interest margin is illustrated by the fact that an increase or decrease in the net interest margin of 10 basis points would have resulted approximately in a $2.52 million change in income before income taxes in the nine month period ended September 30, 2020.  Net interest income for the Company increased primarily as a result of growth in the volume of earning assets (offsetting reductions in interest income caused by declines in interest rates) and the continued low interest rates on interest bearing deposits resulting in decreased interest expense.  The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits combined with the interest rate decreases by the Federal Reserve Board.  The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets. For the nine months ended September 30, 2020, a significant portion of the increase in the loan portfolio is attributable to PPP loans. The Company anticipates most PPP loans will be forgiven in accordance with the SBA's requirements.

The third important factor affecting the Company’s net income is net gain on the sale of loans. The net gain on the sale of loans was $4.86 million and $2.06 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of 135.87% for the nine months ended September 30, 2020 compared to the same period in 2019. Loans originated for sale in the first nine months of 2020 totaled $359.53 million compared to $201.51 million in the same period in 2019, an increase of 78.41%. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%, resulting in a significant amount of mortgage loan refinance activity.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2020 and 2019

Net Interest Income

Net interest income increased for the nine months ended September 30, 2020 compared to the comparable period in 2019.  The increase was as a result of growth in the average volume of earning assets and the continued low interest rates on interest bearing deposits resulting in decreased interest expense.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  The factors that have the greatest impact on net interest income are the average respective volumes of earning assets and liabilities for the period and the net interest margin. Net interest margin is the ratio of the Company's net interest income to the average volume of its earning assets.The net interest margin for the first nine months of 2020 was 3.05% compared to 3.20% in 2019 for the same period.  Interest expense decreased $5.22 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to decreasing interest rates on deposits. The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the nine months ended in 2020 compared to the comparable period in 2019 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$87,500	(0.21)%	$4,802	$(5,645)	$(843)
Taxable securities	36,706	(0.26)	685	(404)	281
Nontaxable securities	6,881	(0.06)	141	(86)	55
Federal funds sold	123,017	(1.93)	2,139	(4,292)	(2,153)
	$254,104		$7,767	$(10,427)	$(2,660)

Interest expense:
Interest-bearing demand deposits	$140,254	(0.33)%	$(945)	$2,128	$1,183
Savings deposits	(6,857)	(0.61)	731	3,230	3,961
Time deposits	42,647	(0.03)	(729)	149	(580)
FHLB borrowings	(30,000)	(0.01)	652	8	660
Interest-bearing other liabilities	(2)	(1.69)	—	—	—
	$146,042		$(291)	$5,515	$5,224
Change in net interest income			$7,476	$(4,912)	$2,564

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2020	2019
Yield on average interest-earning assets	3.88%	4.32%
Rate on average interest-bearing liabilities	1.08	1.44
Net interest spread	2.80%	2.88%
Effect of noninterest-bearing funds	0.25	0.32
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	3.05%	3.20%

Index

HILLS BANCORPORATION
Discussion of operations for the nine months ended September 30, 2020 and 2019
In pricing loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  The Federal Open Market Committee met seven times during the first nine months of 2020.  The target rate remained at 0.25% as of September 30, 2020.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally increase or decrease when the Federal Reserve Board raises or lowers the federal funds rate.  As of September 30, 2020, the rate indexes for the one, three and five year indexes were 0.12%, 0.16% and 0.28%, respectively.  The one year index decreased 93.14% from 1.75% at September 30, 2019, the three year index decreased 89.74% and the five year index decreased 81.94%.  The three year index was 1.56% and the five year index was 1.55% at September 30, 2019.  The targeted federal funds rate was 0.25% and 2.00% at September 30, 2020 and 2019, respectively.  The Company anticipates short term and long term rates in the indexes to remain consistent for the remainder of 2020.

Provision for Loan Losses

The provision for loan losses was an expense of $4.50 million for the nine months ended September 30, 2020 compared to a reduction of expense of $1.64 million in 2019, an increase of expense of $6.14 million, which resulted in an overall increase to the allowance of $3.30 million since year end. In the first nine months of 2020, there was an increase of $3.41 million due to changes in average balances, composition of loans outstanding and changes in qualitative factors and a $0.11 million decrease in the amount allocated to the allowance due to changes in credit quality. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historically higher credit risks.  The increase in expense in 2020 is primarily attributable to significant uncertainties with respect to the qualitative factors considered by management due to the COVID-19 pandemic's economic impact as compared to September 30, 2019.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the nine months ended September 30, 2020 and 2019, recoveries were $1.28 million and $1.36 million, respectively; and charge-offs were $2.48 million in 2020 and $1.96 million in 2019.  The allowance for loan losses totaled $37.06 million at September 30, 2020 compared to $33.76 million at December 31, 2019.  The allowance represented 1.34% and 1.28% of loans held for investment at September 30, 2020 and December 31, 2019.

Noninterest Income
The following table sets forth the various categories of noninterest income for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$4,859	$2,060	$2,799	135.87%
Trust fees	7,450	7,107	343	4.83
Service charges and fees	7,427	7,618	(191)	(2.51)
Other noninterest income	462	982	(520)	(52.95)
Gain (loss) on sale of investment securities	10	(28)	38	135.71
	$20,208	$17,739	$2,469	13.92
Loans originated for sale in the first nine months of 2020, which consist primarily of fixed rate residential mortgage loans, totaled $359.53 million compared to $201.51 million in the same period in 2019, an increase of 78.41%. In the nine months ended September 30, 2020 and 2019, the net gain on sale of loans was $4.86 million and $2.06 million, respectively.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%, resulting in a significant amount of mortgage loan refinance activity. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Index

HILLS BANCORPORATION

Discussion of operations for the nine months ended September 30, 2020 and 2019

Other noninterest income categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2020.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$29,818	$27,310	$2,508	9.18%
Occupancy	3,248	3,274	(26)	(0.79)
Furniture and equipment	5,778	5,036	742	14.73
Office supplies and postage	1,333	1,370	(37)	(2.70)
Advertising and business development	1,479	1,800	(321)	(17.83)
Outside services	8,020	7,824	196	2.51
FDIC insurance assessment	617	612	5	0.82
Other noninterest expense	1,861	1,787	74	4.14
	$52,154	$49,013	$3,141	6.41

In the nine months ended September 30, 2020 and 2019, salaries and employee benefits expense increased $2.51 million. The increase is primarily the result of annual salary adjustments, hiring of additional employees to staff growth and increased variable compensation due to the increase in loans originated for sale described above.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the nine months ended September 30, 2020.

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended September 30, 2020 and 2019

Net Income Overview

Net income increased $0.15 million for the three months ended September 30, 2020 compared to the same period in 2019.  Total net income was $11.43 million in 2020 and $11.28 million in the comparable period in 2019, an increase of 1.31%.  For the three month period ended September 30, 2020 and September 30, 2019 basic earnings per share was $1.22 and $1.21, respectively. Diluted earnings per share was $1.22 for the three months ended September 30, 2020 compared to $1.21 for the same period in 2019.

Net Interest Income

Net interest income increased for the three months ended September 30, 2020 compared to the comparable period in 2019.  The increase was primarily the result of growth in the volume of earning assets and the continued low interest rates on interest bearing deposits resulting in decreased interest expense.  Net interest income is the excess of the interest and fees earned on interest-earning bearing assets over the interest expense of the interest-bearing liabilities.  Interest expense decreased $2.81 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to decreasing interest rates on deposits. The factors that have the greatest impact on net interest income are the average respective volumes of earning assets and liabilities and the net interest margin.  The net interest margin for the three months ended September 30, 2020 was 2.90% compared to 3.13% in 2019 for the same period.  The measure is shown on a tax-equivalent basis using a tax rate of 21% to make the interest earned on taxable and non-taxable assets more comparable.  The change in average balances and average rates between periods and the effect on the net interest income on a tax equivalent basis for the three months ended in 2020 compared to the comparable period in 2019 are shown in the following table:

			Increase (Decrease) in Net Interest Income
	Change in Average Balance	Change in Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts in Thousands)
Interest income:
Loans, net	$125,487	(0.38)%	$2,009	$(3,114)	$(1,105)
Taxable securities	42,481	(0.38)	233	(169)	64
Nontaxable securities	8,396	(0.08)	57	(39)	18
Federal funds sold	152,008	(2.09)	832	(2,098)	(1,266)
	$328,372		$3,131	$(5,420)	$(2,289)

Interest expense:
Interest-bearing demand deposits	$163,620	(0.51)%	$(377)	$1,141	$764
Savings deposits	28,613	(0.69)	198	1,288	1,486
Time deposits	15,355	(0.23)	(88)	423	335
FHLB borrowings	(30,000)	0.01	224	—	224
Interest-bearing other liabilities	2	(2.41)	—	—	—
	$177,590		$(43)	$2,852	$2,809
Change in net interest income			$3,088	$(2,568)	$520

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown on a tax-equivalent basis.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2020 and 2019

A summary of the net interest spread and margin is as follows:

(Tax Equivalent Basis)	2020	2019
Yield on average interest-earning assets	3.62%	4.28%
Rate on average interest-bearing liabilities	0.96	1.47
Net interest spread	2.66%	2.81%
Effect of noninterest-bearing funds	0.24	0.32
Net interest margin (tax equivalent interest income divided by average interest-earning assets)	2.90%	3.13%

Index

HILLS BANCORPORATION
Discussion of operations for the three months ended September 30, 2020 and 2019

Provision for Loan Losses

The provision for loan losses was a reduction of expense of $0.16 million for the three months ended September 30, 2020 compared to an expense of $0.14 million in 2019, an expense decrease of $0.30 million. The loan loss provision is the amount necessary to adjust the allowance for loan losses to the level considered by management to appropriately account for the estimated impairment to the Bank's loan portfolio.  The provision expense taken to fund the allowance for loan losses is computed on a quarterly basis and is a result of management’s determination of the quality of the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the overall composition of the loan portfolio and loan concentrations, the impact on the borrowers’ ability to repay, past loss experience, loan collateral values, the level of impaired loans and loans past due ninety days or more.  In addition, management considers the credit quality of the loans based on management’s review of problem and watch loans, including loans with historical higher credit risks. The decrease in expense in 2020 is the result of changes in the composition and allocation of loans within credit quality ratings as compared to September 30, 2019 and a reduction in specific reserves as of September 30, 2020 as compared to September 30, 2019.

The allowance for loan losses decreased $0.56 million during the three months ended September 30, 2020 compared to June 30, 2020.  In the three months ended September 30, 2020, there was a $0.35 million decrease in the amount allocated to the allowance due to credit quality and a $0.21 decrease due to the composition of loans outstanding.

The allowance for loan losses balance is affected by charge-offs, net of recoveries, for the periods presented.  For the three months ended September 30, 2020 and 2019, recoveries were $0.47 million and $0.51 million, respectively; and charge-offs were $0.87 million in 2020 and $0.74 million in 2019.  The allowance for loan losses totaled $37.06 million at September 30, 2020 compared to $33.76 million at December 31, 2019.  The allowance represented 1.34% and 1.28% of loans held for investment at September 30, 2020 and December 31, 2019, respectively.

Noninterest Income

The following table sets forth the various categories of noninterest income for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(Amounts in thousands)
Net gain on sale of loans	$2,303	$1,197	$1,106	92.40%
Trust fees	2,494	2,427	67	2.76
Service charges and fees	2,636	2,695	(59)	(2.19)
Other noninterest income	77	295	(218)	(73.90)
Gain on sale of investment securities	—	24	(24)	—
	$7,510	$6,638	$872	13.14
In the three months ended September 30, 2020 and 2019, the net gain on sale of loans was $2.30 million and $1.20 million, respectively, which consist primarily of fixed rate residential mortgage loans.  The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly.  The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%, resulting in a significant amount of mortgage loan refinance activity.  The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Other noninterest income categories experienced marginal period-to-period fluctuations for the three months ended September 30, 2020.

Index

HILLS BANCORPORATION

Discussion of operations for the three months ended September 30, 2020 and 2019

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(Amounts in thousands)
Salaries and employee benefits	$10,108	$9,258	$850	9.18%
Occupancy	1,067	986	81	8.22
Furniture and equipment	2,028	1,699	329	19.36
Office supplies and postage	425	469	(44)	(9.38)
Advertising and business development	340	607	(267)	(43.99)
Outside services	2,818	2,729	89	3.26
FDIC insurance assessment	223	208	15	7.21
Other noninterest expense	1,046	648	398	61.42
	$18,055	$16,604	$1,451	8.74
In the three months ended September 30, 2020 and 2019, salaries and employee benefits expense increased $0.85 million. The increase is primarily the result of annual salary adjustments, hiring of additional employees to staff branch growth and increased variable compensation due to the increase in loans originated for sale described above.

Other noninterest expense categories experienced marginal period-to-period fluctuations for the three months ended September 30, 2020.

Index

HILLS BANCORPORATION
Income Taxes

Federal and state income tax expenses were $8.74 million and $9.52 million for the nine months ended September 30, 2020 and 2019, respectively. Income taxes as a percentage of income before taxes were 22.43% in 2020 and 22.02% in 2019.

Index

HILLS BANCORPORATION
Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs.  Federal funds sold and investment securities available for sale are readily marketable assets.  Maturities of all investment securities are managed to meet the Company’s normal liquidity needs, to respond to market changes or to adjust the Company’s interest rate risk position.  Investment securities available for sale comprised 9.93% of the Company’s total assets at September 30, 2020 compared to 10.76% at December 31, 2019.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which has mitigated the volatility in the Company’s liquidity position.  As of September 30, 2020, the Company had borrowed $185.00 million from the Federal Home Loan Bank (“FHLB”) of Des Moines.  Advances are used as a means of providing both long and short-term, fixed-rate funding for certain assets and for managing interest rate risk.  The Company had additional borrowing capacity available from the FHLB of approximately $683.83 million at September 30, 2020.

As additional sources of liquidity, the Company has the ability to borrow up to $10.00 million from the Federal Reserve Bank of Chicago, and has lines of credit with three banks totaling $504.46 million.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sources of liquidity for the Company which management considered sufficient at September 30, 2020.

As of September 30, 2020, investment securities with a carrying value of $13.75 million were pledged to collateralize public and trust deposits, derivative financial instruments, and other borrowings.  As of December 31, 2019, investment securities with a carrying value of $12.93 million were pledged.

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

The Bank's cumulative gap ratio over the immediate 90 day horizon has increased from 2.2 at December 31, 2019 to 3.3 at September 30, 2020. As a consequence, the Bank's interest rate risk, as monitored by management, has increased from December 31, 2019 due to the significant Federal Reserve rate cuts in the first quarter of 2020 and the continued low interest rate environment.

Item 4.	Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Interim Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As initially reported in the Company’s quarterly report filed with the SEC on November 4, 2019, Hills Bank was sued in a class action lawsuit in the Iowa District Court for Johnson County on April 10, 2019. The lawsuit sought class action status for customers who had paid overdraft fees on debit card transactions that were authorized into a positive account but settled into a negative account. The Plaintiff subsequently amended the petition to assert additional claims involving overdraft charges and NSF fees. The parties have negotiated a class-wide settlement, which was preliminarily approved by the Court on October 9, 2020. While the Bank disputes the merits of the claim, management determined that settlement avoids added expenses, distractions to Bank management and personnel, and the attendant risks related to litigating the claim. The aggregate amount of the settlement was significantly below the disclosure threshold under this item for legal claims, and the Bank’s Management believes that the settlement will have no material impact on the Company's financial condition and results of operation. The final hearing to address the fairness of the proposed settlement has been scheduled for June 25, 2021.

Item 1A.	Risk Factors

Except as otherwise provided below, there have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

Index
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 65 million people have filed claims for unemployment, and stock markets have experienced significant volatility and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

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

Given the ongoing and dynamic nature of the circumstances, it remains difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. As the result, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

Index

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

The ongoing impact of the derecho storm could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

On August 10, 2020, a derecho impacted Eastern Iowa, primarily Cedar Rapids, Iowa and the surrounding areas. The derecho caused widespread high winds up to 140 mph, the equivalent of a Category 4 hurricane, torrential rain, large hail and low-class tornadoes. The damage from the derecho was significant across the east central Iowa area, including wide-scale utility disruptions, residential and commercial property damage and severe damage to corn and soybeans crops. The Bank has assisted customers impacted by the derecho by providing short-term loan modifications to defer principal payments on loans totaling $15.38 million, primarily for 1 to 4 family non-owner occupied, multifamily and commercial real estate loans. Further deterioration to the local economy caused by the derecho could have a materially negative impact on the Bank’s financial condition and results of operation in future periods.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the Company’s stock purchases, all of which were made pursuant to the 2005 Stock Repurchase Program, for the nine months ended September 30, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 to July 30	1,417	$59.98	1,417	199,980
August 1 to August 31	17,431	60.22	17,431	182,549
September 1 to September 30	10,959	62.00	10,959	171,590
Total	29,807	$60.86	29,807	171,590

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

HILLS BANCORPORATION

Date:	November 5, 2020	By: /s/ Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President and Chief Executive Officer

Date:	November 5, 2020	By: /s/ Jason S. Weeks
Jason S. Weeks, Interim Treasurer and Interim Principal Accounting Officer

Index
HILLS BANCORPORATION
QUARTERLY REPORT OF FORM 10-Q FOR THE
QUARTER ENDED SEPTEMBER 30, 2020

Exhibit Number	Description	Page Number In The Sequential Numbering System September 30, 2020 Form 10-Q

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	71-72

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	73