Form 10-K
period 2020-12-31
HILLS BANCORPORATION
filed 2021-03-05
CIK 732417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   October 1, 2020  to December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020, based on the most recent sale price of $62.50 per share, and 7,750,625 shares held was $484,414,063.  Common stock held by non-affiliates excludes 1,613,437 shares held by directors, executive officers, and under the Registrant’s Employee Stock Ownership Plan.

The number of shares outstanding of the Registrant's common stock as of February 28, 2021 is 9,320,320 shares of no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement dated March 19, 2021 for the Annual Meeting of the Shareholders of the Registrant to be held April 19, 2021 (the Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

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

Lending Activities

Real Estate Loans

Real estate loans totaled $2.241 billion and comprised 82.69% of the Bank’s loan portfolio as of December 31, 2020.  The Bank’s real estate loans include construction loans and mortgage loans.

Mortgage Loans.  The Bank offers residential, commercial and agricultural real estate loans.  As of December 31, 2020, mortgage loans totaled $2.058 billion and comprised 75.94% of the Bank’s loan portfolio.

Residential real estate loans totaled $1.020 billion and were 37.63% of the Bank’s loan portfolio as of December 31, 2020.  These loans include first and junior liens on 1 to 4 family residences.  The Bank originates 1 to 4 family mortgage loans to individuals and businesses within its trade area.  The Bank sells certain mortgage loans to third parties on the secondary market.  For the loans sold on the secondary market, the Bank does not retain any percentage of ownership or servicing rights.  Interest rates for residential real estate mortgages are determined by competitive pricing factors on the secondary market and within the Bank’s trade area.  Collateral for residential real estate mortgages is generally the underlying property.  Generally, repayment of these loans is from monthly principal and interest payments from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets that the Bank serves.

Commercial real estate loans totaled $417.14 million and were 15.39% of the Bank’s loan portfolio at December 31, 2020.  The Bank originates loans for commercial properties to individuals and businesses within its trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  The Bank offers both fixed and variable rate loans for commercial real estate.

Multi-family real estate loans totaled $374.01 million and were 13.80% of the Bank’s loan portfolio at December 31, 2020.  Multi-family real estate loans are made to individuals and businesses in the Bank’s trade area.  These loans are primarily secured by properties such as apartment complexes.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Generally, terms for commercial real estate loans range from one to five years with an amortization period of 25 years or less.  Generally, interest rates for multi-family loans are fixed for the loan term.

Mortgage loans secured by farmland totaled $247.14 million and were 9.12% of the Bank’s loan portfolio at December 31, 2020.  Loans for farmland are made to individuals and businesses within the Bank’s trade area.  The primary source of repayment is the cash flow generated by the collateral underlying the loan.  The secondary repayment source would be the liquidation of the collateral.  Terms for real estate loans secured by farmland range from one to ten years with an amortization period of 25 years or less.  Generally, interest rates are fixed for mortgage loans secured by farmland.

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

As of December 31, 2020, construction loans for personal residences totaled $71.12 million and were 2.62% of the Bank’s loan portfolio.  Construction loans for land development and commercial projects totaled $111.91 million and were 4.13% of the Bank’s loan portfolio.  In total, construction loans totaled $183.03 million and were 6.75% of the Bank’s loan portfolio as of December 31, 2020.

Commercial and Financial Loans

The Bank’s commercial and financial loan portfolio totaled $286.24 million and comprised 10.56% of the total loan portfolio at December 31, 2020.  The Bank’s commercial and financial loans include loans to contractors, retailers and other businesses.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment.  Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower.  Terms of commercial and financial loans generally range from one to five years.  Interest rates for commercial loans can be fixed or variable.

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

In response to the Coronavirus Disease 2019 ("COVID-19"), during the year ended December 31, 2020, the Company provided $127.10 million of Paycheck Protection Program (PPP) loans which are included with commercial and financial loans in the financial statements. See further discussion in Item 1A and Item 7.

Agricultural Loans

Agricultural loans include loans made to finance agricultural production and other loans to farmers and farming operations.  These loans totaled $94.84 million and constituted 3.50% of the total loan portfolio at December 31, 2020.  Agricultural loans, most of which are secured by crops and machinery, are provided to finance capital improvement and farm operations as well as acquisitions of livestock and machinery.  The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations.  The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.  Agricultural loans generally have a term of one year and may have a fixed or variable rate.

Consumer Lending

The Bank offers consumer loans including personal loans and automobile loans.  These consumer loans typically have shorter terms and lower balances.  At December 31, 2020, consumer loans totaled $31.33 million and were 1.16% of the Bank’s total loan portfolio.

Loans to State and Political Subdivisions

Loans to State and Political Subdivisions include only tax-exempt loans. These loans totaled $56.49 million and comprised 2.08% of the Bank’s total loan portfolio at December 31, 2020.

Deposit Activities

The Bank’s primary funding source for its loan portfolio and other investments consist of the acceptance of demand, savings and time deposits.

Average Daily Balances

The following table shows average balances of assets, liabilities and stockholders’ equity:

AVERAGE BALANCES
(Average Daily Basis)

	Years Ended December 31,
	2020	2019	2018
	(Amounts In Thousands)
ASSETS
Noninterest-bearing cash and cash equivalents	$28,885	$27,663	$27,914
Interest-bearing cash and cash equivalents	362,352	190,205	105,609
Taxable securities	174,845	139,188	128,128
Nontaxable securities	196,437	189,739	180,912
Federal funds sold	191	79	46
Loans, net	2,704,989	2,611,546	2,487,736
Property and equipment, net	36,385	36,584	37,766
Other assets	51,939	44,631	32,178
	$3,556,023	$3,239,635	$3,000,289
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$459,664	$366,682	$364,916
Interest-bearing demand deposits	876,595	716,848	644,712
Savings deposits	875,091	851,503	832,772
Time deposits	695,468	661,548	537,575
Other borrowings	9	8	9
FHLB borrowings	181,093	213,468	228,066
Noninterest-bearing other liabilities	24,777	26,162	21,773
Redeemable common stock held by Employee Stock Ownership Plan	49,578	50,348	46,089
Stockholders' equity	393,748	353,068	324,377
	$3,556,023	$3,239,635	$3,000,289

Other Information

The Bank’s business is not seasonal.  As of December 31, 2020, the Company had no employees and the Bank had 479 full-time and 50 part-time employees.

For additional discussion of the impact of the economy on the financial condition and results of operations of the Company, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Officers of the Registrant
The executive officers of the Company and the Bank, along with their respective ages and positions held, are identified in the table below.

Name	Age	Position
Company
Dwight O. Seegmiller	68	Mr. Seegmiller, who joined the Company in 1975, has served as its President since 1986. Prior to 1986, Mr. Seegmiller was the Senior Vice President of Lending.

Shari J. DeMaris	51
Ms. DeMaris held the position of Secretary, Treasurer and Principal Financial Officer from 2012 until September 2020. The Company has commenced a search for a chief financial officer and will make a subsequent announcement regarding such appointment upon completion.

Bank
Timothy D. Finer	59	Mr. Finer has held the position of Senior Vice President, Director of Mortgage Lending since 2005.

Joan M. Frieden	50	Ms. Frieden has held the position of Senior Vice President, Director of Human Resources since 2005.

Brian R. Globokar	47	Mr. Globokar has held the position of Senior Vice President, Director of Trust and Wealth Management Services since 2020.

Kenneth W. Hinrichs	47	Mr. Hinrichs has held the position of Senior Vice President, Director of Operations and Digital Banking since 2019.

Neal T. Marple	51	Mr. Marple has held the position of Senior Vice President, Director of Information Services since 2019.

Kenza B. Nelson	41	Ms. Nelson has held the position of Senior Vice President, General Counsel since May 2020.

Steven R. Ropp	60	Mr. Ropp has held the position of Senior Vice President, Director of Commercial Banking since 2008.

Kevin H. Sheehan	50	Mr. Sheehan has held the position of Senior Vice President, Director of Risk Management since 2019.

Lisa A. Shileny	44	Ms. Shileny has held the position of Senior Vice President, Director of Administration since 2019.

Nicole M. Slaubaugh	43	Ms. Slaubaugh has held the position of Senior Vice President, Director of Retail Banking since 2016.

Bradford C. Zuber	64	Mr. Zuber held the position of Senior Vice President, Director of Trust Services from 1987 until June 2020 and was succeeded by Mr. Globokar.

MARKET AREA

Johnson County

The Bank’s trade area includes the Johnson County communities of Iowa City, Coralville, Hills and North Liberty, located near Interstate 80 and Interstate 380 in Eastern Iowa.  These communities have a combined population of approximately 119,400.  Johnson County, Iowa has a population of approximately 153,400.  The University of Iowa in Iowa City has approximately 31,700 students and 34,400 full and part-time employees, including 11,600 employees of The University of Iowa Hospitals and Clinics.

Linn County

The Bank operates offices in the Linn County, Iowa communities of Lisbon, Marion, Mount Vernon and Cedar Rapids, Iowa.  Lisbon has a population of approximately 2,200 and Mount Vernon, located two miles from Lisbon, has a population of about 4,700. Both communities are within easy commuting distances to Cedar Rapids and Iowa City, Iowa.  Cedar Rapids has a metropolitan population of approximately 174,500 including approximately 39,200 from adjoining Marion, Iowa and is located approximately 10 miles west of Lisbon, Iowa and 25 miles north of Iowa City on Interstate 380.  The total population of Linn County is approximately 228,800.  The largest employer in the Cedar Rapids area is Collins Aerospace, manufacturer of communications instruments, with approximately 9,000 employees.

Washington County

The Bank has offices located in Kalona, Washington and Wellman, Iowa, which are in Washington County.  Kalona is located approximately 14 miles north of Washington. Wellman is located approximately 5 miles west of Kalona.  Kalona has a population of approximately 2,800, Washington has a population of approximately 7,100 and Wellman has a population of about 1,400.  The population of Washington County is approximately 22,000.  Kalona, Washington and Wellman are primarily agricultural communities, but are located within easy driving distance for employment in Iowa City, Coralville and North Liberty.

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

The Bank is in direct competition for loans and deposits and financial services with a number of other banks and credit unions in Johnson, Linn and Washington County.  A comparison of the number of office locations and deposits in the three counties as of June, 2020 (most recent date of available data from the FDIC and national credit union websites) is as follows:

	Johnson County		Linn County		Washington County
	Offices	Deposits (in millions)	Offices	Deposits (in millions)	Offices	Deposits (in millions)
Hills Bank and Trust Company	9	$2,060	7	$612	3	$254
Branches of largest competing national bank	5	279	6	975	1	23
Largest competing independent bank	7	841	5	1,196	2	265
Largest competing credit union (1)	6	5,351	6	1,133	1	1
All other bank and credit union offices	22	959	78	3,875	8	226
Total Market in County	49	$9,490	102	$7,791	15	$769

(1)Deposit balance of the largest competing credit union in Johnson County and Linn County includes the credit union’s deposit balance for the entire institution.  County specific deposit balances for the credit union are unavailable.

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

As of March 31, 2020, the Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The Coronavirus Aid, Relief and Economic Security ("CARES") Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirement, with a CBLR of 11.91%.

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

Deposit Insurance. The deposits of the Bank are insured up to regulatory limits set by the FDIC, and, accordingly in 2020, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006.  The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on the average total assets of the Company less average tangible equity as well as the degree of risk the institution poses to the DIF.  The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  The current annualized assessment rate is 3.00 basis points.

Capital Requirements.  The Bank is an insured state bank, incorporated under the laws of the state of Iowa.  As such, the Bank is subject to regulation, supervision and periodic examination by the Superintendent.  Among the requirements and restrictions imposed upon state banks by the Superintendent are the requirements to maintain reserves against deposits, restrictions on the nature and amount of loans, and restrictions relating to investments, opening of bank offices and other activities of state banks.  Changes in the capital structure of state banks are also approved by the Superintendent.  State banks must have a Tier 1 risk-based leverage ratio of 6.50% plus a fully-funded loan loss reserve. In certain instances, the Superintendent may mandate higher capital, but the Superintendent has not imposed such a requirement on the Bank.  In determining the Tier 1 risk-based leverage ratio, the Superintendent uses total equity capital without unrealized securities gains and the allowance for loan losses less any intangible assets.   At December 31, 2020, the Community Bank Leverage Ratio of the Bank was 11.94% and exceeded the ratio required by the Superintendent.

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

The actual amounts of risk-based capital and risk-based capital ratios as of December 31, 2020 and the minimum regulatory requirements for the Company and the Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2020:
Company:
Community Bank Leverage Ratio	$452,123	11.91%	8.00%

Bank:
Community Bank Leverage Ratio	453,073	11.94	8.00

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) posed a significant impact on financial regulations.  The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks – large and small - which adds another regulator to scrutinize and police financial activities.  The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided.   The following consumer protection laws are the designated laws that fall under the Bureau’s rulemaking authority:  the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act.

Dividends.  The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. The Iowa Banking Act provides that an Iowa bank may not pay dividends in an amount greater than its undivided profits. The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2020.  Notwithstanding the availability of funds for dividends, however, the Superintendent may prohibit the payment of any dividends by the Bank if the Superintendent determines such payment would constitute an unsafe or unsound practice.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of total risk-based capital to assets of 8%, $243.57 million of the Bank’s Tier 1 capital of $453.07 million as of December 31, 2020, is available for the payment of dividends to the Company. Also, the capital conservation buffer discussed previously could limit the amount of payment of dividends if the Company fails to maintain required capital levels.

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

Anti-Money Laundering Initiatives and the USA Patriot Act.  A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing.  The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Act was signed into law on July 21, 2010.  The Dodd-Frank Act represents the most sweeping financial services industry reform since the 1930s.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the Dodd-Frank Act.  The Dodd-Frank Act was expected to be fully phased in over several years.  Among other things, the Dodd-Frank Act may result in added costs of doing business and regulatory compliance burdens and affect competition among financial services entities.  Uncertainty exists as to the ultimate impact of many provisions of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole and on the Company’s business, results of operations and financial condition.  Additional information, including a summary of certain provisions of the Dodd-Frank Act, is available on the Federal Deposit Insurance Corporation website at www.fdic.gov/regulations/reform/dfa_selections.html.

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

Risks Related to the Company's Business

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

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 65 million people have filed claims for unemployment, and stock markets have experienced significant volatility and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and have passed multiple rounds of legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

Finally, the spread of the coronavirus caused the Company to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. The Company may take further actions as may be required by government authorities or that it determines are in the best interests of employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. In addition, the success of the Company’s operations substantially depends on the management skills of its executive officers and directors, many of whom have held officer and director positions with the Company for many years. The Company’s Treasurer and Chief Financial Officer resigned in September 2020. The Company has commenced a search for a chief financial officer and will make a subsequent announcement regarding such appointment upon completion. Pending the completion of its search, the Company retained an outside consultant to assist the Chief Executive Officer in managing the responsibilities of the Chief Financial Officer position. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy.

Given the ongoing and dynamic nature of the circumstances, it remains difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Further legislation was passed in December 2020, the Coronavirus Response and Relief Supplemental Appropriations Act 2021, which extended many provisions in the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, the broad distribution of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. As a result, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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
•our allowance for loan losses may be insufficient given the significant economic uncertainties created by the pandemic and, as a result, may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
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

As a participating lender in the Paycheck Protection Program (PPP), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the Small Business Administration (SBA) may not fund some or all PPP loan guarantees.

The CARES Act included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The initial PPP opened on April 3, 2020 through August 2020, with another round of PPP funding approved in December 2020 with the Coronavirus Response and Relief Supplemental Appropriations Act 2021; however, there has been some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. The Company and the Bank may be exposed to the risk of similar litigation from both customers and non-customers that approached the Bank regarding PPP loans. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and concentrations within the portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Economic conditions affecting borrowers, including, but not limited to, the ongoing economic impact of the COVID-19 pandemic and the related uncertainties created thereby, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed expectations, we will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses may result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.

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

The Company is currently finalizing the CECL model and upon adoption of ASU 2016-13 (CECL) in the first quarter of 2021 anticipates an increase to the allowance for credit losses for loans of approximately $2 to $4 million and an unfunded commitment liability of approximately $3 to $4 million. See Note 1 for further discussion.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s trade area.  As of December 31, 2020, 82.69% of our loans had real estate as a primary component of collateral.  The market value of real estate may fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could adversely impact the future cash flow and market values of the affected properties.

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

On August 10, 2020, a derecho impacted Eastern Iowa, primarily Cedar Rapids, Iowa and the surrounding areas. The derecho caused widespread high winds up to 140 mph, the equivalent of a Category 4 hurricane, torrential rain, large hail and low-class tornadoes. The damage from the derecho was significant across the east central Iowa area, including wide-scale utility disruptions, residential and commercial property damage and severe damage to corn and soybeans crops. The Bank has assisted customers impacted by the derecho by providing short-term loan modifications to defer principal payments on loans totaling $21.36 million, $14.87 million of which were still active as of December 31, 2020, primarily for 1 to 4 family non-owner occupied, multifamily and commercial real estate loans. Further deterioration to the local economy caused by the derecho could have a materially negative impact on the Bank’s financial condition and results of operation in future periods.

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

We maintained a balance of $416.54 million, or 11.02% of our assets, in investment securities at December 31, 2020. Changes in market interest rates may affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that may reduce our stockholders' equity. Further, we periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Our growth strategy relies heavily on our management team, and the unexpected loss of key managers and/or officers may adversely affect our operations.

Our success is dependent on experienced senior management with a strong local community network.  Our ability to retain the current management team is key to the successful implementation of our growth strategy.  It is equally important that we are able to continue to attract and retain quality and community-focused managers and officers.  The unexpected loss of one of our key managers and/or officers or the inability to attract qualified personnel could have an adverse effect on our operations, financial condition and reputation. The Company’s Treasurer and Chief Financial Officer resigned in September 2020. The Company has commenced a search for a chief financial officer and will make a subsequent announcement regarding such appointment upon completion. Pending the completion of its search, the Company retained an outside consultant to assist the Chief Executive Officer in managing the responsibilities of the Chief Financial Officer position.

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

Risks Related to the Banking Industry in General and Community Banking in Particular

Changes in U.S. trade policies, such as the implementation of tariffs, and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

The U.S. government has implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. The United States and these countries may impose additional tariffs and retaliatory tariffs in the future. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including agricultural products such as soybeans, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt. This could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future. In January 2020, passage of the United States-Mexico-Canada (USMCA) trade agreement helped to alleviate some of these risks. The USMCA updates trading rules to better reflect 21st century technology, regulates labor and environmental standards in Mexico, tightens the rules the auto industry must follow to trade vehicles duty free across the three countries and provides tariff-free trade in North America.

We may be adversely impacted by recent legislation and potential additional legislation and rulemaking.

The 2008-2009 recession produced a number of new laws that impact financial institutions including the Dodd-Frank Act.  The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) and granted it the broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation.  Any changes to state and federal banking laws and regulations may adversely impact our ability to expand services and to increase the value of our business.  We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations.  These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds.  In addition, our earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve.  These policies, which include regulating the national supply of bank reserves and bank credit, may have a major effect upon the source and cost of funds and the rates of return earned on loans and investments.  The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits.  We cannot predict what effect such act and any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, including changes with the new government administration, but such changes could be materially adverse to our financial performance.

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

The replacement of LIBOR could adversely affect the Company’s revenue or expenses and the value of those assets or obligations.

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. LIBOR is set based on interest information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any particular benchmark.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee or ARRC, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Finance Rate or SOFR as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, given the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on the Bank’s business, financial condition and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the revenue and expenses associated with, the Bank’s floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•adversely affect the value of the Bank’s floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of the Bank’s preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•require the transition to or development of appropriate systems and analytics to effectively transition the Bank’s risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The manner and impact of this transition, as well as the effect of these developments on the Bank’s funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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

The Tax Cuts and Jobs Act was signed into law in December 2017, reforming the U.S. tax code. The legislation includes lowering the federal corporate income tax rate to 21 percent beginning in 2018 from a maximum rate of 35 percent, modifying the U.S. taxation of income earned outside the U.S. and limiting or eliminating various deductions, tax credits and/or other tax preferences. The legislation could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments and could also negatively impact the housing market, which could adversely affect our business and loan growth. Also, the changes in the government administration could result in changes to U.S. tax laws and regulations.

Risks Related to the Company's Common Stock

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

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. Although we have historically paid annual dividends on our common stock, there can be no assurances that we will be able to continue to pay regular annual dividends or that any dividends we do declare will be in any particular amount. The primary source of money to pay our dividends comes from dividends paid to the Company by the Bank. The Bank’s ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends.

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

As of January 31, 2021, the Company had 2,701 stockholders.  There is no established trading market for the Company's common stock, and the Company's stock is not actively traded.  Our common stock is not listed on the NASDAQ stock market or any other stock exchange. While there is no established public trading market for our common stock, our shares are currently quoted in the inter-dealer quotation, or “over-the-counter,” marketplace under the trading symbol “HBIA.”  The principal over-the-counter market is operated by OTC Markets Group, Inc., which provides quotes for the Company on its OTC Pink tier.

The high and low bid information for the Company’s stock for each quarter of the two most recent fiscal years, as reported by OTC Market Groups, Inc., is provided below.  The prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2020		2019
	High	Low	High	Low
1st quarter	$65.00	$61.06	$65.00	$60.60
2nd quarter	65.00	58.65	65.85	62.01
3rd quarter	62.04	58.35	66.00	63.80
4th quarter	62.04	60.07	71.00	65.00

In addition, based on the Company’s stock transfer records and information informally provided to the Company, stock trading transactions have been as follows:

Year	Number of Shares Traded	Number of Transactions	High Selling Price	Low Selling Price
2020	173,598	188	$66.00	$60.00	(1)
2019	126,189	146	$65.00	$61.00	(2)
2018	157,749	168	$61.00	$54.00	(3)

(1)2020 transactions included repurchases by the Company of 133,622 shares of stock under the 2005 Stock Repurchase Program.  2020 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $60.00 to $66.00 per share.
(2)2019 transactions included repurchases by the Company of 89,124 shares of stock under the 2005 Stock Repurchase Program.  2019 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $61.00 to $65.00 per share.
(3)2018 transactions included repurchases by the Company of 116,962 shares of stock under the 2005 Stock Repurchase Program.  2018 transactions made under the 2005 Stock Repurchase Program were made at prices that ranged from $54.00 to $61.00 per share.

All transactions under the 2005 Stock Repurchase Program were at a price equal to the most recent quarterly independent appraisal of the shares of the Company's common stock. The most recent independent current quarterly appraisal value of the stock is $63.50 a share. The closing bid for the Company's stock on February 12, 2021 was $62.25 a share as reported by the OTC Markets Group, Inc.

The Company currently pays an annual dividend on its common stock to stockholders, and it expects to continue to maintain its annual dividend for the foreseeable future periods.

The following performance graph provides information regarding cumulative, five-year shareholder returns on an indexed basis of the Company's Common Stock compared to the NASDAQ Market Index and the Regional-Southwest Banks Index prepared by MORNINGSTAR of Chicago, IL. The latter index reflects the performance of twenty-five bank holding companies operating principally in the Midwest as selected by MORNINGSTAR. The indexes assume the investment of $100 on December 31, 2015 in Company Common Stock, the NASDAQ Index and the Regional-Southwest Banks Index, with all dividends reinvested.

Hills Bancorporation Performance Graph (2015-2020)

275
250
225
200
175
150
125
100
2015
2016
2017
2018
2019
2020
Period Ending
HILLS BANCORPORATION
REGIONAL-SOUTHWEST BANKS
NASDAQ MARKET INDEX

	2015	2016	2017	2018	2019	2020
HILLS BANCORPORATION	$100.00	$109.44	$124.92	$143.07	$154.50	$150.59
REGIONAL-SOUTHWEST BANKS	$100.00	$151.34	$159.57	$145.45	$177.19	$167.83
NASDAQ MARKET INDEX	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64

Note regarding the performance graph: Cumulative five-year Shareholder returns on an indexed basis. The indexes assume the investment of $100 in year with all dividends reinvested.

The following table sets forth the Company’s equity compensation plan information as of December 31, 2020, all of which relates to stock options issued under stock option plans approved by stockholders of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	13,025	$45.92	231,425
Equity compensation plans not approved by security holders	—	—	—
Total	13,025	$45.92	231,425

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

The following table sets forth information about the Company’s stock purchases pursuant to the 2005 Stock Repurchase Program for the quarter ended December 31, 2020:

Period in 2020	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31	5,973	$62.00	5,973	165,617
November 1 to November 30	9,514	62.18	9,514	156,103
December 1 to December 31	5,728	62.50	5,728	150,375
Total	21,215	$62.21	21,215	150,375

Item 6.	Selected Financial Data

CONSOLIDATED FIVE-YEAR STATISTICAL SUMMARY

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2020.  This data should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

	2020	2019	2018	2017	2016
YEAR-END TOTALS (Amounts in Thousands)
Total assets	$3,780,611	$3,300,887	$3,042,464	$2,963,360	$2,655,770
Investment securities	416,544	366,368	331,098	300,160	279,950
Loans held for sale	43,947	8,400	1,984	5,162	9,806
Loans, net	2,674,012	2,606,277	2,591,085	2,431,165	2,251,445
Deposits	3,192,568	2,661,364	2,421,124	2,288,565	2,036,312
Federal Home Loan Bank borrowings	105,000	185,000	215,000	295,000	235,000
Redeemable common stock	47,329	51,826	48,870	43,308	40,781
Stockholders' equity	416,076	375,211	334,882	311,716	289,270

EARNINGS (Amounts in Thousands)
Interest income	$128,529	$132,332	$118,797	$105,952	$97,677
Interest expense	26,952	34,873	26,323	17,972	16,087
Provision for loan losses	4,358	(2,880)	8,497	1,688	(1,163)
Other income	28,336	24,792	23,818	20,818	19,995
Other expenses	75,631	67,264	62,123	59,512	56,799
Income taxes	11,277	12,549	8,905	19,537	14,394
Net income	38,647	45,318	36,767	28,061	31,555
Net income before Tax Act (1)	NA	NA	NA	32,770	NA

PER SHARE
Net income:
Basic	$4.12	$4.85	$3.93	$3.01	$3.40
Basic before Tax Act (1)	NA	NA	NA	3.51	NA
Diluted	4.12	4.85	3.92	3.01	3.40
Diluted before Tax Act (1)	NA	NA	NA	3.51	NA
Cash dividends	0.890	0.820	0.750	0.700	0.650
Book value as of December 31	44.59	40.12	35.87	33.39	31.22
Increase (decrease) in book value due to:
ESOP obligation	(5.07)	(5.54)	(5.23)	(4.64)	(4.40)
Accumulated other comprehensive income	0.94	0.15	(0.35)	(0.26)	(0.36)

SELECTED RATIOS
Return on average assets	1.09%	1.40%	1.23%	1.02%	1.23%
Return on average assets before Tax Act (1)	NA	NA	NA	1.19	NA
Return on average equity	8.72	11.23	9.92	9.24	11.26
Return on average equity before Tax Act (1)	NA	NA	NA	10.79	NA
Net interest margin	3.00	3.18	3.25	3.43	3.43
Average stockholders' equity to average total assets	12.47	12.45	12.35	11.02	10.94
Dividend payout ratio	21.54	16.90	19.05	23.11	19.20
(1)Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measures section of this report in Item 7.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion by management is presented regarding the financial results for the Company for the dates and periods indicated.  The discussion should be read in conjunction with the “Selected Consolidated Five-Year Statistical Summary” and the consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

An overview of the year 2020 is presented following the section discussing a special note regarding forward looking statements.

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
•The effects of financial market disruptions and/or an economic recession, and monetary and other governmental actions designed to address such disruptions and recession.
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
•Technological changes implemented by the Company and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.
•The ability of the Company to develop and maintain secure and reliable technology systems.
•The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.
•Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•The economic impact of natural disasters, diseases and/or pandemics, such as the COVID-19 pandemic, terrorist attacks and military actions.
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

Communities

Offices

With the health of our employees and customers being our top concern, as of March 17, 2020, the Bank temporarily suspended branch lobby hours to the public for walk-in transactions while allowing limited scheduled appointments. The Bank reopened branch lobbies in the third quarter of 2020, but in November 2020 again temporarily suspended branch lobby hours to the public for walk-in transactions. In late January 2021, the Bank has since started the process of reopening branch lobbies. The Bank implemented the following changes in response to the pandemic:
•Plexiglass windows on our teller stations and reception areas
•A limit on the number of people who can be in the lobbies at one time
•Transaction areas and reusable items will be frequently cleaned
•Hand sanitizing stations located at each entrance
•Floor stickers to guide social distancing while waiting in line
•Require both customers and employees to wear protective face coverings, among other social distancing requirements for both customers and employees.

Drive-thru services remain available as well as all ATM’s to complete needed transactions. Customers are also able to directly contact our bankers through calling the customer contact center, engaging with a digital banker via the HERE by Hills Bank app, or through Hills Bank Online which is available 24/7.

The Bank continues to promote social distancing by encouraging employees who can work remotely to do so and in other cases, departments have been dispersed to keep the team separated. We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. No material operational or internal control challenges or risks have been identified to date.

Customers

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

The Bank is working with customers who request forbearance agreements and has also provided short-term modifications for customers primarily through deferrals of principal only payments for three to six months. Throughout 2020, COVID-19 related payment deferrals provided for customers totaled approximately 14.82% of total loans. As of December 31, 2020, COVID-19 related payment deferrals were approximately 1.20% of total loans.

The Bank continues to assist customers through this difficult time in the best manner possible by providing $127.10 million of Paycheck Protection Program (PPP) loans through December 31, 2020. The PPP loans have a two or five year term and earn interest at 1%. Loans funded through the PPP program are fully guaranteed by the U.S. government if certain criteria are met. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2020, the Bank has outstanding PPP loan balances of $86.5 million and has received forgiveness payments totaling $40.4 million from the SBA. With the passage of the Coronavirus Response and Relief Supplemental Appropriations Act 2021 in late December 2020, the Bank is planning to provide additional PPP loans beginning in late January 2021 to further assist our customers.

Financial - Exposures

As discussed above, throughout 2020 the Company provided a significant number of PPP loans to customers as well as short-term loan modifications deferring principal and interest or principal only for three to six months. During late summer and fall, a significant number of the COVID-19 related short-term loan modifications expired with the majority of customers able to return to scheduled payments. A small percentage of customers have requested additional pandemic-related modifications described above.

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2020, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the interagency statement and therefore were not considered TDRs was 13 loans, totaling $9.4 million. The Bank anticipates that the current and future economic conditions will continue to have an impact on the initial modifications that were made that qualified under such criteria.

The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular. However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic during 2020. With so much uncertainty, it is impossible for the Bank to accurately predict the impact that the pandemic will have on the Bank’s primary markets and the overall extent to which it will affect the Bank’s financial condition and results of operations into 2021. Nonetheless, management believes that the Bank’s current regulatory capital position is adequate to face the coming challenges.

To account for potential exposures resulting from the pandemic, the Bank has increased its allowance for loan losses for the year ended December 31, 2020 by approximately $3.3 million since December 31, 2019. The Bank is fully prepared to make additional provisions as warranted by the COVID-19 situation. The Bank anticipates that a significant portion of the Bank’s borrowers in the hospitality industry, which represents approximately 0.2% of our loan portfolio, will endure significant economic distress which will adversely affect their ability to repay existing indebtedness. These developments, together with economic conditions generally, are also expected to impact the value of certain collateral securing our loans.

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

The Company continued to maintain the payment of its annual dividend consistent with its past practices.

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

Coronavirus Response and Relief Supplemental Appropriations Act 2021

On December 21, 2020, the House and Senate passed legislation to supply the latest round of COVID-19 relief, authorizing more than $900 billion in economic aid to small businesses and consumers—the second largest stimulus in history, behind only the CARES (Coronavirus Aid Relief and Economic Security) Act that Congress enacted in March. The bill also includes appropriations provisions to keep the government funded through September 30, 2021, as well as a host of miscellaneous items.

The summary below focuses on key banking provisions while omitting significant provisions on many other important topics, including an extension of enhanced unemployment insurance and funding for vaccine distribution, school reopening, and the airline industry.

In particular, the banking aspects of the package include the following:

a.An additional $284.6 billion in Paycheck Protection Program (PPP) funding for loans to small businesses, including for borrowers who have previously received a PPP loan.
b.A one-page simplified forgiveness process for PPP loans under $150,000.
c.Clarification to various CARES Act provisions, the tax treatment of PPP expenses, lender responsibilities for agent fees, and lender “hold harmless” protections under the PPP and other laws.

d.A further delay in Troubled Debt Restructuring (TDR) accounting until 60 days after the termination of the national emergency, or January 1, 2022.
e.A further optional delay in Current Expected Credit Loss (CECL) accounting until January 1, 2022.
f.A new round of Economic Impact Payments (EIPs) for consumers, with aggressive distribution timelines and new exemptions from garnishments.
g.Significant added support for Community Development Financial Institutions (CDFIs) and Minority Depository Institutions (MDIs).
h.Funding for agricultural support programs and for renter assistance programs.
i.Termination of existing Federal Reserve emergency lending authority under the CARES Act, while preserving the Fed’s general 13(3) emergency authority existing prior to that Act.

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

The Company’s net income for 2020 was $38.65 million compared to $45.32 million in 2019 and $36.77 million in 2018. Diluted earnings per share were $4.12, $4.85, and $3.92 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Bank’s net interest income is the largest component of the Bank’s revenue, and is a function of the average earning assets and the net interest margin percentage.  Net interest margin is the ratio of net interest income to average earning assets.  For the years ended December 31, 2020 and 2019, the Bank achieved a net interest margin of 3.00% and 3.18%, respectively. For the year ended December 31, 2020, net interest income on a tax equivalent basis increased by $4.14 million. In 2020, net interest income increased $10.57 million due to growth of $309.59 million in the Bank's average earning assets and decreased $6.43 million due to interest rate changes.

Highlights with respect to items on the Company’s balance sheet as of December 31, 2020 included the following:

•Total assets were $3.781 billion, an increase of $479.72 million since December 31, 2019.

•Cash and cash equivalents were $574.31 million, an increase of $332.35 million since December 31, 2019. A substantial portion of the increase can be attributed to increased savings with the current negative economic environment due to the pandemic and equity investors fleeing volatile capital markets in an effort to preserve principal.
•Loans, net of allowance for loan losses and unamortized fees and costs, totaling $2.718 billion.
•Net loan growth in 2020 of $67.74 million. The increase was primarily due to PPP loans provided to customers totaling $127.10 million. Loans held for sale increased $35.55 million since December 31, 2019 due to the significant reduction in interest rates during 2020, resulting in a significant amount of mortgage loan refinance activity.
•Deposit growth of $531.20 million in 2020.  Deposits increased to $3.193 billion and included $74.08 million of brokered deposits. A substantial portion of the increase can be attributed to the current negative economic environment.
•FHLB borrowings decreased $80.00 million. The decrease was largely due to prepaying $55 million of FHLB borrowings.
•Stockholders’ equity increased $40.87 million to $416.08 million in 2020, with dividends having been paid in 2020 of $8.33 million.
Reference is made to Note 13 of the Company’s consolidated financial statements for a discussion of fair value measurements which relate to methods used by the Company in recording certain assets and liabilities on its consolidated financial statements.

The return on average equity was 8.72% in 2020 compared to 11.23% in 2019.  The returns for the three previous years, 2018, 2017 and 2016, were 9.92%, 9.24% and 11.26%, respectively. Before the effect of the Tax Act, the Company's 2017 return on average equity would have been 10.79%. (1)  The Company remains well-capitalized as of December 31, 2020 with total risk-based capital at 18.50% and Tier 1 risk-based capital at 17.25%.  The minimum regulatory guidelines are 8% and 6% respectively.  The Company paid a dividend per share of $0.890 in 2020, $0.820 in 2019 and $0.750 in the year ended December 31, 2018.

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

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. This discussion of the Company’s critical accounting policies should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as other relevant portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   Although management believes the levels of the allowance for loan losses as of December 31, 2020 and 2019 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

The Company is currently finalizing the CECL model and upon adoption of ASU 2016-13 (CECL) in the first quarter of 2021 anticipates an increase to the allowance for credit losses for loans of approximately $2 to $4 million and an unfunded commitment liability of approximately $2 to $4 million. See Note 1 to the Company's Consolidated Financial Statements for further discussion.

Financial Position

Year End Amounts	2020	2019	2018	2017	2016
	(Amounts In Thousands)
Total assets	$3,780,611	$3,300,887	$3,042,464	$2,963,360	$2,655,770
Investment securities	416,544	366,368	331,098	300,160	279,950
Loans held for sale	43,947	8,400	1,984	5,162	9,806
Loans, net	2,674,012	2,606,277	2,591,085	2,431,165	2,251,445
Deposits	3,192,568	2,661,364	2,421,124	2,288,565	2,036,312
Federal Home Loan Bank borrowings	105,000	185,000	215,000	295,000	235,000
Redeemable common stock	47,329	51,826	48,870	43,308	40,781
Stockholders' equity	416,076	375,211	334,882	311,716	289,270

Total assets at December 31, 2020 increased $479.72 million, or 14.53%, from the prior year-end.  Asset growth from 2018 to 2019 was $258.42 million and represented a 8.49% increase.  The largest growth in assets in 2020 occurred in Cash and Cash Equivalents, which increased $332.35 million as of December 31, 2020 compared to December 31, 2019 and increased $198.66 million as of December 31, 2019 compared to December 31, 2018. Net Loans increased $67.74 million and $15.19 million for the years ended December 31, 2020 and 2019, respectively.  Loans held for sale to the secondary market increased $35.55 million and increased $6.42 for the years ended December 31, 2020 and 2019, respectively.  Loans held for investment represent the largest component of the Bank’s earning assets.  Loans held for investment were $2.711 billion and $2.640 billion at December 31, 2020 and 2019, respectively.

The local economy that generated consistent demand for loans was a significant factor in the trend of increasing net loans in past years. The trend of increasing Net Loans did slow in 2020 and may not continue, and as a result, may not be indicative of future performance. The primary reason for the increase in 2020 was PPP loans provided to customers in response to the COVID-19 pandemic as discussed previously.

Commercial and financial loans represent the largest increase in loan growth.  These loans increased $64.92 million in 2020 and decreased $8.18 million in 2019. Commercial and financial loans increased due to PPP loans provided to customers, which had an outstanding balance of $86.5 million as of December 31, 2020.

On a net basis, the Company originated $72.14 million and $13.02 million in loans to customers for the years ended December 31, 2020 and 2019, respectively.  Net loan originations increased 453.89% in 2020 compared to 2019.  The increase in net loan originations in 2020 as compared to 2019 is reflective of loan demand primarily for PPP loans provided in response to the COVID-19 pandemic.  The Company does not engage in significant participation activity and does not purchase participations from outside its established trade area.  The Company’s policy allows for the purchase or sale of participations related to existing customers or to participate in community development activity.  The Company held participations purchased of $19.83, $15.17 and $14.03 million as of December 31, 2020, 2019 and 2018, respectively.  The participations purchased were less than one percent of loans held for investment for each of the three years.

The Company did not experience a material change in the composition of its loans held for investment in 2020 or 2019.  Residential real estate loans, including first and junior liens, were $1,019.92 million, $1,059.97 million and $1,064.68 million as of December 31, 2020, 2019 and 2018, respectively.  The dollar total of residential real estate loans decreased 3.78% in 2020 and decreased 0.44% in 2019.  Residential real estate loans were 37.63% of the loan portfolio at December 31, 2020, 40.16% at December 31, 2019 and 40.51% at December 31, 2018.  Commercial real estate loans totaled $417.14 million at December 31, 2020, a 3.72% increase over the December 31, 2019 total of $402.18 million.  Commercial real estate loans increased 4.92% in 2019.  Commercial real estate loans totaled $383.31 million at December 31, 2018.  Commercial real estate loans represented 15.39%, 15.24% and 14.59% of the Company’s loan portfolio as of December 31, 2020, 2019 and 2018, respectively.  The Company monitors its commercial real estate level so that it does not have a concentration in that category that exceeds 300% of its capital.  Commercial real estate loan concentration was 165.93% of capital as of December 31, 2020.

The following table shows the composition of loans (before deducting the allowance for loan losses) as of December 31 for each of the last five years.  The table does not include loans held for sale to the secondary market.

	2020	2019	2018	2017	2016

Agricultural	$94,842	$91,317	$92,673	$88,580	$92,871
Commercial and financial	286,242	221,323	229,501	218,632	192,995
Real estate:
Construction, 1 to 4 family residential	71,117	80,209	72,279	69,738	57,864
Construction, land development and commercial	111,913	108,410	113,807	109,595	121,561
Mortgage, farmland	247,142	242,730	236,454	215,286	202,340
Mortgage, 1 to 4 family first liens	892,089	910,742	912,059	831,591	767,469
Mortgage, 1 to 4 family junior liens	127,833	149,227	152,625	144,200	125,400
Mortgage, multi-family	374,014	350,761	352,434	336,810	302,831
Mortgage, commercial	417,139	402,181	383,314	361,196	334,198
Loans to individuals	31,325	32,308	30,072	26,417	25,157
Obligations of state and political subdivisions	56,488	49,896	52,725	57,626	54,462
	$2,710,144	$2,639,104	$2,627,943	$2,459,671	$2,277,148
Net unamortized fees and costs	938	933	952	894	827
	$2,711,082	$2,640,037	$2,628,895	$2,460,565	$2,277,975
Less allowance for loan losses	37,070	33,760	37,810	29,400	26,530
	$2,674,012	$2,606,277	$2,591,085	$2,431,165	$2,251,445

There were no foreign loans outstanding for any of the years presented.

The following table shows the principal payments due on loans as of December 31, 2020:

	Amount Of Loans	Amounts Due in One Year Or Less (1)	Amounts Due in One To Five Years	Amounts Due in Over Five Years
	(Amounts In Thousands)
Commercial and Agricultural	$1,602,362	$385,805	$1,153,469	$63,088
Real Estate (2)	1,019,269	139,031	696,294	183,944
Other	88,513	5,700	27,968	54,845
Totals	$2,710,144	$530,536	$1,877,731	$301,877

The types of interest rates applicable to these principal payments are shown below:

Fixed rate	$1,699,403	$357,894	$1,175,466	$166,043
Variable rate	1,010,741	172,642	702,265	135,834
	$2,710,144	$530,536	$1,877,731	$301,877

(1)A significant portion of the commercial loans are due in one year or less.  A significant percentage of the loans will be re-evaluated prior to their maturity and are likely to be extended.
(2)Commercial, multi-family, construction 1 to 4 family residential, construction land development and commercial, and agricultural real estate loans are reflected in the Commercial and Agricultural total.

The overall economy in the Company’s trade area, Johnson, Linn and Washington Counties, remains in stable condition with levels of unemployment below national and state levels.  The following table shows unemployment as of December 31, 2020, 2019 and 2018 and median income information as of December 31, 2019, 2018 and 2017, as December 31, 2020 information is not available as of the date of this report:

	Unemployment Rate %			Median Income
	2020	2019	2018	2019	2018	2017
United States	6.7%	3.5%	3.9%	$62,843	$60,293	$60,336
State of Iowa	3.1%	2.7%	2.5%	60,523	58,580	58,570
Johnson County	2.8%	2.2%	1.7%	62,542	61,640	59,965
Linn County	3.8%	3.1%	2.7%	64,903	64,862	62,702
Washington County	2.7%	2.5%	2.2%	62,556	61,769	59,157

Competition for quality loans and deposits may continue to be a challenge.  The increased competition for both loans and deposits could result in a lower interest rate margin that could result in lower net interest income if the volume of loans and deposits does not increase to offset any such reduction in the interest margin.

Total deposits increased by $531.20 million in 2020.  Deposits increased by $240.24 million in 2019.  As of June 30, 2020 (latest data available from the FDIC), Johnson County total deposits were $9.490 billion and the Company’s deposits were $2.060 billion, which represent a 21.71% market share.  The Company had nine office locations in Johnson County as of June 30, 2020.  The total banking locations in Johnson County was 49 as of June 30, 2020.  At June 30, 2019, the Company’s deposits were $1.925 billion or a 23.6% market share.  As of June 30, 2020, Linn County total deposits were $7.791 billion and there were 102 total banking locations in the county.  The seven Linn County offices of the Company had deposits of $612 million or a 7.9% share of the market.  The Company’s Linn County deposits at June 30, 2019 were $488.05 million and represented a 7.1% market share.  As of June 30, 2020, the Company’s three Washington County offices had deposits of $254 million which was 33.0% of the County’s total deposits of $769 million.  Washington County had a total of 15 banking locations as of June 30, 2020.  In 2019, the Company’s Washington County deposits were $207.78 million or a 32.3% market share.

The following tables show the amounts of the Company's average deposits and average rates paid on such deposits for the years ended December 31, 2020, 2019 and 2018 and the composition of the certificates of deposit issued in denominations in excess of $100,000 as of December 31, 2020, 2019 and 2018:

	December 31,
	2020	Rate	2019	Rate	2018	Rate
	(Amounts In Thousands)
Average noninterest-bearing deposits	$459,664	—	$366,682	—	$364,916	—
Average interest-bearing demand deposits	876,595	0.48%	716,848	0.87%	644,712	0.63%
Average savings deposits	875,091	0.32	851,503	0.92	832,772	0.75
Average time deposits	695,468	2.07	661,548	2.19	537,575	1.72
	$2,906,818		$2,596,581		$2,379,975

Time certificates issued in amounts of $100,000 or more with maturity in:
	2020	Rate	2019	Rate	2018	Rate
	(Amounts In Thousands)
3 months or less	$29,429	2.31%	$30,832	2.24%	$6,988	0.86%
3 through 6 months	62,628	1.57	51,404	2.21	20,346	1.68
6 through 12 months	64,413	1.30	59,986	1.92	69,782	2.01
Over 12 months	171,391	2.20	150,760	3.67	131,435	2.29
	$327,861		$292,982		$228,551

Investment securities increased $50.18 million in 2020.  In 2019, investment securities increased by $35.27 million.  The investment portfolio consists of $408.37 million of securities that are stated at fair value, with any unrealized gain or loss, net of income taxes, reported as a separate component of stockholders’ equity.  The securities portfolio is used for liquidity and pledging purposes and to provide a rate of return that is acceptable to management.

The following tables show the carrying value of the investment securities held by the Bank, including stock of the Federal Home Loan Bank, as of December 31, 2020, 2019 and 2018 and the maturities and weighted average yields of the investment securities, computed on a tax-equivalent basis using a federal tax rate of 21%, as of December 31, 2020:

	December 31,
	2020	2019	2018
	(Amounts In Thousands)
Carrying value:
U.S. Treasury	$148,646	$128,585	$83,155
Other securities (FHLB, FHLMC and FNMA)	35,160	15,229	34,871
Stock of the Federal Home Loan Bank	8,172	11,065	12,172
Obligations of state and political subdivisions	224,566	211,489	200,900
	$416,544	$366,368	$331,098

	December 31, 2020
	Carrying Value	Weighted Average Yield
	(Amounts In Thousands)
U.S. Treasury
Within 1 year	$22,698	1.78%
From 1 to 5 years	125,948	1.86%
	$148,646
Other securities (FHLB, FHLMC and FNMA), maturities:
Within 1 year	$2,509	1.33%
From 1 to 5 years	32,651	0.41
From 5 to 10 years	—	—
	$35,160

Stock of the Federal Home Loan Bank	$8,172	2.82%

Obligations of state and political subdivisions, maturities:
Within 1 year	$34,309	1.66%
From 1 to 5 years	80,711	2.36
From 5 to 10 years	82,626	2.82
Over 10 years	26,920	1.90
	$224,566
Total	$416,544

As of December 31, 2020, the Company held no investment securities exceeding 10% of stockholders’ equity, other than securities of the U.S. Government agencies and corporations.  The Company does not hold any investments in FNMA preferred stock, any pooled trust preferred stocks or other preferred stock type investments.  See Note 2 to the Company’s Consolidated Financial Statements.

During 2020, the major funding source for the growth in loans and other assets was the $531.20 million increase in deposits.  In 2019, the major source of funding for the growth in loans was deposit growth of $240.24 million.  Brokered deposits totaled $74.08 million and $109.29 million as of December 31, 2020 and 2019, respectively. Total advances from the FHLB were $105.00 million at December 31, 2020 and $185.00 million in 2019.  It is expected that the FHLB funding source and brokered deposits funding will be considered in the future if loan growth continues to exceed core deposit increases and the interest rates on funds borrowed from the FHLB and interest rates on brokered deposits are favorable compared to other funding alternatives.

Stockholders’ equity was $416.08 million at December 31, 2020 compared to $375.21 million at December 31, 2019.  The Company’s capital resources are discussed in detail in the Liquidity and Capital Resources section.  Over the last five years, the Company has realized cumulative earnings of $180.35 million and paid shareholders dividends of $35.53 million, or 19.70% of earnings, while maintaining capital ratios in excess of regulatory requirements.

The following table presents the return on average assets, return on average stockholders' equity, the dividend payout ratio and average stockholders’ equity to average assets ratio for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Return on average assets	1.09%	1.40%	1.23%
Return on average stockholders' equity	8.72	11.23	9.92
Dividend payout ratio	21.54	16.90	19.05
Average stockholders' equity to average assets ratio	12.47	12.45	12.35

Net Income Overview

Net income and diluted earnings per share for the last five years are as presented below:

Year	Net Income	% (Decrease) Increase	Earnings Per Share - Diluted
	(In Thousands)
2020	$38,647	(14.72)%	$4.12
2019	45,318	23.26	4.85
2018	36,767	31.03	3.92
2017	28,061	(11.07)	3.01
2017 (1)	32,770	3.85	3.51
2016	31,555	11.04	3.40

(1)Non-GAAP financial measurement. For further information, refer to the Non-GAAP Financial Measurement section of this report.

Net income for 2020 decreased by $(6.67) million or (14.72)% and diluted earnings per share decreased by (15.05)%. In 2020, net interest income increased $10.57 million due to growth of $309.59 million in the Bank's average earning assets and decreased $6.43 million due to interest rate changes. Noninterest income increased by $3.54 million, the provision for loan losses increased by $7.24 million and total noninterest expenses increased by $8.37 million.

Annual fluctuations in the Company's net income are driven primarily by four important factors. The first important factor is net interest margin. Net interest income of $101.58 million in 2020 was derived from the Company's $3.442 billion of average earning assets and its net interest margin of 3.00%, compared to $3.133 billion of average earning assets and a 3.18% net interest margin in 2019. The importance of net interest margin is illustrated by the fact that a decrease or an increase in the net interest margin of 10 basis points would result in a $3.44 million decrease or increase in income before taxes.  Net interest margin in 2018 was 3.25%. Net interest income for the Company increased primarily as a result of growth in the volume of earning assets (offsetting reductions in interest income caused by declines in interest rates) and the continued low interest rates on interest bearing deposits resulting in decreased interest expense. The Company expects net interest compression to impact earnings for the foreseeable future due to competition for loans and deposits combined with the interest rate decreases by the Federal Reserve Board. The Company believes growth in net interest income will be contingent on the growth of the Company’s earnings assets and maintaining yield on loans. Net interest income was also impacted by the decrease in interest expense of $7.92 million compared to 2019, primarily driven by interest rate decreases which accounted for $8.54 million of the change. A significant portion of the increase in the loan portfolio is attributable to PPP loans. The Company anticipates most PPP loans will be forgiven in accordance with the SBA's requirements.

The second significant factor affecting the Company's net income is the provision for loan losses. The majority of the Company's interest-earning assets are in loans outstanding, which amounted to $2.755 billion at the end of 2020.  The Company’s allowance for loan losses was $37.07 million at December 31, 2020.  The allowance in 2020 increased in comparison to 2019 due to a increased provision for loan losses of $7.24 million resulting from a combination of the composition of loan growth, historical loss rates, changes in the composition of loans among the credit risk ratings in 2020 and management's evaluation of qualitative factors given the current and expected national and local economic conditions primarily given the impact of the COVID-19 pandemic. The loan loss provision, which is the amount necessary to adjust the allowance to the level considered appropriate by management, totaled an expense of $4.36 million for 2020, a reduction of expense of $2.88 million for 2019 and an expense of $8.50 million for 2018. Provision expense is expected to be dependent on the Company’s loan growth, local economic conditions, including, but not limited to, conditions associated with the COVID-19 pandemic and the attendant risks and uncertainties related thereto, asset quality and the adoption of ASU 2016-13, or CECL, through the end of 2021. See Note 3 to the Company's Consolidated Financial Statements. A detailed discussion is included in the Provision for Loan Losses section below.

The third significant factor affecting the Company’s net income is net gain on the sale of loans. The net gain on the sale of loans was $6.68 million and $3.54 million for the years ended December 31, 2020 and 2019, respectively, an increase of 88.70% for the year ended December 31, 2020 compared to the same period in 2019. Loans originated for sale in 2020 totaled $475.19 million compared to $299.22 million in the same period in 2019, an increase of 58.81%. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25%, resulting in a significant amount of mortgage loan refinance activity.

The fourth significant factor affecting the Company's net income is noninterest expenses. Noninterest expenses were $75.63 million and 67.26 million for the years ended December 31, 2020 and 2019, respectively. Salaries and employee benefits increased $3.91 million in 2020. The increase is primarily the result of annual salary adjustments, hiring of additional employees to staff growth, increased variable compensation due to the increase in loans originated for sale described above and increased overtime due to the increase in loans originated for sale and processing of PPP loans. Other noninterest expenses increased $3.07 million in 2020 primarily due to $2.53 million in fees incurred from the prepayment of FHLB borrowings and $2.68 million paid for the early termination of the interest rate swap.

Net income for 2019 was $45.32 million, or diluted earnings per share of $4.85.  For 2019, diluted earnings per share increased by $0.93 per share compared to 2018.  Net interest income increased $5.55 million for the year ended December 31, 2019 compared to 2018.  This increase in net interest income was due to an increase in average earning assets of $229.77 million in 2019.  Noninterest income increased 4.09% in 2019 to $24.79 million.  Noninterest expense increased from $62.12 million in 2018 to $67.26 million in 2019, or 8.28%.

Net Interest Income

Net interest income is the excess of the interest and fees received on interest-earning assets over the interest paid on the interest-bearing liabilities. The factors that have the greatest impact on net interest income are the volume of average earning assets and the net interest margin.  The volume of average earning assets has continued to grow each year, primarily due to net loan growth.  The net interest margin was 3.00% in 2020, 3.18% in 2019, 3.25% in 2018, 3.43% in 2017, and 3.43% in 2016.  The measure is shown on a tax-equivalent basis using a rate of 21% for 2020, 2019 and 2018 to make the interest earned on taxable and nontaxable assets more comparable.  Interest income and expense for 2020, 2019 and 2018 are indicated on the following table:

	Years Ended December 31,
	2020	2019	2018
	(Amounts In Thousands)
Income:
Loans (1)	$120,814	$121,862	$111,172
Taxable securities	3,512	3,239	2,759
Nontaxable securities (1)	5,201	5,168	4,717
Interest-bearing cash and cash equivalents	945	3,980	1,939
Total interest income	$130,472	$134,249	$120,587
Expense:
Interest-bearing demand deposits	4,258	6,232	4,056
Savings deposits	2,841	7,825	6,208
Time deposits	14,454	14,483	9,267
FHLB borrowings	5,399	6,333	6,792
Total interest expense	$26,952	$34,873	$26,323
Net interest income	$103,520	$99,376	$94,264

(1)  Presented on a tax equivalent basis using a rate of 21% for 2020, 2019 and 2018.

Net interest income on a tax-equivalent basis changed in 2020 as follows:

	Change In	Change In	Increase (Decrease)
	Average Balance	Average Rate	Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$93,443	(0.21)%	$6,531	$(7,579)	$(1,048)
Taxable securities	37,196	(0.32)	847	(574)	273
Nontaxable securities	6,698	(0.07)	183	(150)	33
Interest-bearing cash and cash equivalents	172,147	(1.83)	3,621	(6,654)	(3,033)
Federal funds sold	112	(2.78)	3	(5)	(2)
	$309,596		$11,185	$(14,962)	$(3,777)
Interest expense:
Interest-bearing demand deposits	$159,747	(0.39)%	$(1,410)	$3,384	$1,974
Savings deposits	23,588	(0.59)	634	4,350	4,984
Time deposits	33,920	(0.12)	(784)	813	29
Other borrowings	1	(1.71)	—	—	—
FHLB borrowings	(32,375)	—	946	(12)	934
Interest-bearing other liabilities	—	—	—	—	—
	$184,881		$(614)	$8,535	$7,921
Change in net interest income			$10,571	$(6,427)	$4,144

Rate/volume variances are allocated on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.  Loan fees included in interest income are not material.  Interest on nontaxable securities and loans is shown at tax equivalent amounts.

Net interest income on a tax equivalent basis changed in 2019 as follows:

	Change In Average Balance	Change In Average Rate	Increase (Decrease)
			Volume Changes	Rate Changes	Net Change
	(Amounts In Thousands)
Interest income:
Loans, net	$123,810	0.20%	$5,716	$4,974	$10,690
Taxable securities	11,060	0.15	325	155	480
Nontaxable securities	8,827	0.11	230	221	451
Interest-bearing cash and cash equivalents	84,596	0.26	1,553	488	2,041
Federal funds sold	33	1.13	—	—	—
	$228,326		$7,824	$5,838	$13,662
Interest expense:
Interest-bearing demand deposits	$72,136	0.24%	$(454)	$(1,723)	$(2,177)
Savings deposits	18,731	0.17	(119)	(1,497)	(1,616)
Time deposits	123,973	0.47	(2,137)	(3,079)	(5,216)
Other borrowings	(1)	(0.07)	—	—	—
FHLB borrowings	(14,598)	(0.01)	435	24	459
Interest-bearing other liabilities	—	—	—	—	—
	$200,241		$(2,275)	$(6,275)	$(8,550)
Change in net interest income			$5,549	$(437)	$5,112

A summary of the average yields, average rates paid, net interest spread and margin is as follows:

	Years Ended December 31,
	2020	2019	2018
Average yields:
Loans (1)	4.44%	4.64%	4.45%
Loans (tax equivalent basis) (1)	4.46	4.67	4.47
Taxable securities	1.96	2.27	2.13
Nontaxable securities	1.99	2.04	1.96
Nontaxable securities (tax equivalent basis)	2.65	2.72	2.61
Interest-bearing cash and cash equivalents	0.26	2.09	1.84
Federal funds sold	0.11	2.89	1.75
Average rates paid:
Interest-bearing demand deposits	0.48	0.87	0.63
Savings deposits	0.32	0.92	0.75
Time deposits	2.07	2.19	1.72
Short-term borrowings	0.93	2.64	2.71
FHLB borrowings	2.93	2.93	2.94
Yield on average interest-earning assets	3.78	4.29	4.15
Rate on average interest-bearing liabilities	1.02	1.42	1.17
Net interest spread (2)	2.76	2.86	2.99
Net interest margin (3)	3.00	3.18	3.25

(1)Non-accruing loans have been included in the average loan balances for purposes of this computation.
(2)Net interest spread is the difference between the yield on average interest-earning assets and the yield on average interest-paying liabilities stated on a tax equivalent basis using a federal rate of 21% for 2020, 2019 and 2018.  The net interest spread decreased 10 basis points in 2020 compared to 2019 and the net interest spread decreased 13 basis points compared to 2018.
(3)Net interest margin is net interest income, on a tax equivalent basis, divided by average interest-earning assets.  The net interest margin decreased 18 basis points in 2020.  The net interest margin decreased 7 basis points in 2019 compared to 2018.

In March 2020, the Federal Open Market Committee decreased the target rate to 0.25%.  Interest rates on loans are generally affected by the target rate since interest rates for the U.S. Treasury market normally correlate to the Federal Reserve Board federal funds rate.  In pricing of loans and deposits, the Bank considers the U.S. Treasury indexes as benchmarks in determining interest rates.  As of December 31, 2020, the average rate indexes for the one, three and five year indexes were 0.10%, 0.17% and 0.36%, respectively.  The one year index decreased 93.71% from December 31, 2019, the three year index decreased 89.51% and the five year index decreased 78.70%.

Provision for Loan Losses

Management has determined that the allowance for loan losses was appropriate at December 31, 2020, and that the loan portfolio is diversified and secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment; however, the allowance for loan losses is based on a comprehensive and well-documented applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for loan losses is reviewed and compared to industry peers. This review encompasses levels of total impaired loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs.

The allowance for loan losses totaled $37.07 million at December 31, 2020 compared to $33.76 million at December 31, 2019.  The increase in 2020 is the result of an increase of $3.39 million due to changes in average balances, composition of loans outstanding and significant uncertainties with respect to qualitative factors considered by management due to the COVID-19 pandemic's economic impact.  There was a decrease of $0.08 million in the amount allocated to the allowance due to improvements in credit quality. The percentage of the allowance to outstanding loans was 1.37% and 1.28% at December 31, 2020 and 2019, respectively.  The provision for loan losses totaled an expense of $4.36 million in 2020, a reduction of expense of $2.88 million in 2019 and an expense of $8.50 million for 2018.  Loan charge-offs net of recoveries were $1.05 million in 2019. Loan charge-offs net of recoveries were $1.17 million in 2019 and loan recoveries net of charge-offs were $0.09 million in 2018.

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

Specific allowances for losses on impaired loans are established if the loan balances exceed the net present value of the relevant future cash flows or the fair value of the collateral based on updated appraisals and/or updated collateral analysis for the properties if the loan is collateral dependent.  The Company may recognize a charge-off related to an impaired loan when loan balances exceed net present value of cash flows or collateral.  Impaired loans decreased by $0.20 million from December 31, 2019 to December 31, 2020.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more and TDR loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement.  The decrease in impaired loans is primarily due to a decrease in nonaccrual loans of $1.92 million and offset by an increase of accruing loans past due 90 days or more of $0.45 million, an increase of $0.43 million in specific reserve loans and an increase in TDR loans of $0.94 million from December 31, 2019 to December 31, 2020.

Special mention loan balances were $78.05 million at December 31, 2020 and $66.81 million at December 31, 2019.  These asset quality changes increased the provision by $0.13 million based upon the relative mix of special mention loans by category.  The $11.24 million increase in special mention loans is related to management’s evaluation of its loan portfolio.  The total increase of $11.24 million is comprised of approximately $2.03 million in agricultural operating loans, $3.10 million in commercial loans, $3.04 million in real estate farmland, $1.72 million in 1 to 4 family residential mortgages and $14.94 million for commercial real estate mortgages. The increase is offset by a decrease in the special mention classification of $0.63 million in construction 1 to 4 family residential, $0.29 million in construction land development and commercial, $0.16 million in 1 to 4 family junior mortgages, $12.18 million for multi-family real estate mortgages, $0.09 million in individual loans and $0.24 million for obligations of state and political subdivisions.

Substandard loan balances were $51.03 million at December 31, 2020 and $43.34 million at December 31, 2019.  These asset quality changes increased the provision by $0.21 million at December 31, 2020 due to the mix of the reserve required for certain substandard loans.  The increase of $7.69 million in substandard loans at December 31, 2020 includes an increase of $2.01 million in commercial loans, $0.32 million in construction 1 to 4 family residential, $1.11 million in construction land development, $0.02 million in 1 to 4 family junior mortgages, $12.31 million in multi-family real estate mortgages, $1.02 million in commercial real estate mortgages and $0.03 million in loans to individuals. The increase is offset by a decrease in the substandard classification of $1.90 million in agricultural operating loans, $5.09 million in real estate farmland and $2.14 million of 1 to 4 family residential mortgages. A description of the Bank's credit quality indicators are discussed in Note 3 to the Company's Consolidated Financial Statements.

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non-consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non-consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

The following table summarizes the Company's impaired loans and non-performing assets as of December 31 for each of the years presented:

	2020	2019	2018	2017	2016
	(Amounts In Thousands)
Nonaccrual loans (1)	$8,849	$10,768	$10,829	$9,096	$9,938
Accruing loans past due 90 days or more (2)	1,056	606	370	971	635
Specific reserve loans	573	243	8,247	12,950	17,683
Troubled debt restructurings ("TDR loans")(1) (3)	10,251	9,308	8,539	8,470	5,408
Total impaired loans	$20,729	$20,925	$27,985	$31,487	$33,664
Other real estate	—	—	—	—	237
Non-performing assets (includes impaired loans and other real estate)	$20,729	$20,925	$27,985	$31,487	$33,901
Loans held for investment	$2,710,144	$2,639.104	$2,627,943	$2,459,671	$2,277,148
Ratio of allowance for loan losses to loans held for investment	1.37%	1.28%	1.44%	1.20%	1.17%
Ratio of allowance for loan losses to impaired loans	178.83	161.34	135.11	93.37	78.81
Ratio of impaired loans to total loans held for investment	0.76	0.79	1.06	1.28	1.48
Ratio of non-performing assets to total assets	0.55	0.63	0.92	1.06	1.28
(1)The gross interest income that would have been recorded if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period was $0.66 million in 2020 and $0.58 million in 2019. The amount of interest income on the loans that was included in income was $0.57 million in 2020 and $0.53 million in 2019.
(2)The accruing loans past due 90 days or more are still believed to be adequately collateralized.  Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.
(3)Total TDR loans were $13.22, $13.71, $13.38, $12.09 and $9.64 million as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.  Included in the total nonaccrual loans were $2.97, $4.34, $4.84, $3.62 and $4.23 million of TDR loans as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

The ratio of allowance for loan losses to impaired loans increased to 178.83% as of December 31, 2020 compared to 161.34% as of December 31, 2019.  The increase in 2020 is the result of an increase in the allowance for loan losses primarily due to management's evaluation of qualitative factors in response to the COVID-19 pandemic and related uncertainties.  The ratio of impaired loans to total gross loans was 0.76% and 0.79% at December 31, 2020 and 2019, respectively.  The decrease in the 2020 ratio is primarily due to the decrease in nonaccrual loans.

Other factors that are considered in determining the credit quality of the Company’s loan portfolio are the vacancy rates for both residential and commercial space, current equity the borrower has in the property and overall financial strength of the customer including cash flow to continue to fund loan payments.  The Company also considers the state of the total economy including unemployment levels.  In most instances, the borrowers have used in their rental projections of income at least a 10% vacancy rate.  As of December 31, 2020, the unemployment levels in Johnson County and Linn County were 2.8% and 3.8%, respectively, compared to 2.2% and 3.1% in December of 2019.  These levels compare favorably to the State of Iowa at 3.1% and the national unemployment level at 6.7% in December 2020 compared to 2.7% and 3.5%, respectively in December 2019.

The residential rental vacancy rates in 2019 and 2020 in Johnson and Linn County were estimated between 6.0% and 8.0%. The State of Iowa vacancy rate is 8.5% and the national rate is 6.5% with the Midwest rate at 7.8%.  These vacancy rates one year ago were 6.7%, 6.4% and 6.8%, respectively.  The Company continues to consider those vacancy rates among other factors in its current evaluation of the real estate portion of its loan portfolio.   Favorable vacancy rates may not continue in 2021, and vacancy rates may rise and affect the overall quality of the loan portfolio.

See Note 3 to the Company's Consolidated Financial Statements for additional disclosures on loans.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for loan losses balance is also affected by the charge-offs and recoveries for the periods presented.  For the years ended December 31, 2020, 2019 and 2018, recoveries were $1.87 million, $1.80 million and $2.24 million, respectively; charge-offs were $2.92 million, $2.97 million and $2.32 million in 2020, 2019 and 2018, respectively.

Overall credit quality may deteriorate in 2021.  Such deterioration could cause increases in impaired loans, allowance for loan losses provision expense and net charge-offs.  Management will monitor changing market conditions as a part of its allowance for loan loss methodology.  The following table summarizes the Bank's loan loss experience for the years ended December 31 for each of the years presented:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2020
Allowance for loan losses:
Beginning balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Charge-offs	(43)	(1,425)	(43)	(1)	(738)	(291)	(381)	(2,922)
Recoveries	63	670	118	10	784	49	180	1,874
Provision	88	652	(355)	214	1,684	1,798	277	4,358
Ending balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2019
Allowance for loan losses:
Beginning balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Charge-offs	(266)	(981)	(45)	(6)	(896)	(341)	(434)	(2,969)
Recoveries	95	646	8	5	700	180	165	1,799
Provision	(218)	(503)	(656)	(21)	(1,682)	(145)	345	(2,880)
Ending balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2018
Allowance for loan losses:
Beginning balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Charge-offs	(95)	(585)	—	—	(830)	(251)	(561)	(2,322)
Recoveries	119	1,057	148	30	612	107	162	2,235
Provision	471	517	155	273	4,066	2,609	406	8,497
Ending balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2017
Allowance for loan losses:
Beginning balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530
Charge-offs	(167)	(583)	(114)	(3)	(553)	(130)	(554)	(2,104)
Recoveries	146	1,183	662	—	661	376	258	3,286
Provision	(632)	(294)	(449)	255	883	1,409	516	1,688
Ending balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2016
Allowance for loan losses:
Beginning balance	$3,082	$4,517	$2,280	$3,342	$8,172	$4,223	$894	$26,510
Charge-offs	(226)	(315)	(34)	(116)	(1,181)	(66)	(693)	(2,631)
Recoveries	181	1,169	849	—	1,043	385	187	3,814
Provision	(90)	(840)	(205)	191	(357)	(497)	635	(1,163)
Ending balance	$2,947	$4,531	$2,890	$3,417	$7,677	$4,045	$1,023	$26,530

The ratio of net charge-offs to average net loans outstanding during the years ended December 31, 2020, 2019, 2018, 2017 and 2016 was 0.04%, 0.04%, 0.00%, (0.05)% and (0.05)%, respectively.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table presents the allowance for loan losses by type of loans, the percentage of the allocation for each category to the total allowance and the percentage of all loans in each category to total loans as of December 31, 2020, 2019, 2018, 2017 and 2016:

	2020			2019
	Amount	% of Total Allowance	% of Loans to Total Loans	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)			(In Thousands)
Agricultural	$2,508	6.77%	3.50%	$2,400	7.11%	3.46%
Commercial and financial	4,885	13.18%	10.56	4,988	14.77%	8.39
Real estate:
Construction, 1 to 4 family residential	907	2.45%	2.62	1,113	3.30%	3.04
Construction, land development and commercial	1,412	3.81%	4.13	1,486	4.40%	4.11
Mortgage, farmland	4,173	11.26%	9.12	3,950	11.70%	9.20
Mortgage, 1 to 4 family first liens	10,871	29.32%	32.92	9,045	26.79%	34.51
Mortgage, 1 to 4 family junior liens	1,497	4.04%	4.72	1,593	4.72%	5.65
Mortgage, multi-family	4,462	12.04%	13.80	3,823	11.32%	13.29
Mortgage, commercial	4,953	13.36%	15.39	4,036	11.95%	15.24
Loans to individuals	752	2.03%	1.16	853	2.53%	1.22
Obligations of state and political subdivisions	650	1.74%	2.08	473	1.41	1.89
	$37,070	100.00%	100.00%	$33,760	100.00%	100.00%

	2018			2017
Agricultural	$2,789	7.38%	3.53%	$2,294	7.80%	3.60%
Commercial and financial	5,826	15.41%	8.73	4,837	16.45%	8.89
Real estate:
Construction, 1 to 4 family residential	1,297	3.43%	2.75	1,193	4.06%	2.84
Construction, land development and commercial	1,995	5.28%	4.33	1,796	6.11%	4.46
Mortgage, farmland	3,972	10.51%	9.00	3,669	12.48%	8.75
Mortgage, 1 to 4 family first liens	10,750	28.43%	34.71	7,369	25.07%	33.81
Mortgage, 1 to 4 family junior liens	1,766	4.67%	5.81	1,299	4.42%	5.86
Mortgage, multi-family	4,083	10.80%	13.41	2,791	9.49%	13.69
Mortgage, commercial	4,082	10.80%	14.58	2,909	9.89%	14.69
Loans to individuals	723	1.91%	1.14	782	2.66%	1.07
Obligations of state and political subdivisions	527	1.38	2.01	461	1.57	2.34
	$37,810	100.00%	100.00%	$29,400	100.00%	100.00%

	2016
	Amount	% of Total Allowance	% of Loans to Total Loans
	(In Thousands)
Agricultural	$2,947	11.11%	4.08%
Commercial and financial	4,531	17.08	8.48
Real estate:
Construction, 1 to 4 family residential	1,023	3.86	2.54
Construction, land development and commercial	1,867	7.04	5.34
Mortgage, farmland	3,417	12.88	8.89
Mortgage, 1 to 4 family first liens	6,560	24.72	33.70
Mortgage, 1 to 4 family junior liens	1,117	4.21	5.51
Mortgage, multi-family	1,669	6.29	13.30
Mortgage, commercial	2,376	8.95	14.67
Loans to individuals	642	2.42	1.10
Obligations of state and political subdivisions	381	1.44	2.39
	$26,530	100.00%	100.00%

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

Noninterest Income

The following table sets forth the various categories of noninterest income for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,			$ Change		% Change
	2020	2019	2018	2020/2019	2019/2018	2020/2019	2019/2018
	(Amounts in thousands)
Net gain on sale of loans	$6,678	$3,539	$1,517	$3,139	$2,022	88.70%	133.29%
Trust fees	10,275	9,579	10,007	696	(428)	7.27	(4.28)
Service charges and fees	10,186	10,276	9,614	(90)	662	(0.88)	6.89
Other noninterest income	1,187	1,426	2,680	(239)	(1,254)	(16.76)	(46.79)
Gain (loss) on sale of investment securities	$10	$(28)	$—	38	(28)	(135.71)	—
	$28,336	$24,792	$23,818	$3,544	$974	14.29%	4.09%

The noninterest income of the Company was $28.34 million in 2020 compared to $24.79 million in 2019.  The increase of $3.54 million in 2020 was the result of a combination of factors discussed below.  In 2019, the total noninterest income increased $0.97 million from 2018.

Loans originated for sale in 2020, which consist primarily of fixed rate residential mortgage loans, totaled $475.19 million compared to $299.22 million in 2019, an increase of 58.81%. In the year ended December 31, 2020 and 2019, the net gain on sale of loans was $6.68 million and $3.54 million, respectively. The amount of the net gain on sale of secondary market mortgage loans in each year can vary significantly. The volume of activity in these types of loans is directly related to the level of interest rates and has been significantly impacted by the Federal Reserve Board's reduction of the federal funds rate to 0.25% in 2020, resulting in a significant amount of mortgage loan refinance activity. The servicing of the loans sold into the secondary market is not retained by the Company so these loans do not provide an ongoing stream of income.

Trust fees increased $0.70 million to $10.28 million in 2020.  Trust fees decreased $(0.43) million in 2019.  As of December 31, 2020, the Bank’s Trust Department had $2.176 billion in assets under management compared to $1.919 billion and $1.618 billion at December 31, 2019 and 2018, respectively. In 2020, the Dow Jones Industrial Average increased 7.25%.  The market value of the Dow Jones Industrial Average increased 22.34% in 2019 and decreased 5.63% in 2018.

Other noninterest income decreased $1.25 million in 2019 primarily due to the sale of the insurance department in August 2018 for a gain of $885,000.

Noninterest Expenses

The following table sets forth the various categories of noninterest expenses for the year ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,			$ Change		% Change
	2020	2019	2018	2020/2019	2019/2018	2020/2019	2019/2018
	(Amounts in thousands)
Salaries and employee benefits	$40,621	$36,709	$34,981	$3,912	$1,728	10.66%	4.94%
Occupancy	4,343	4,336	4,374	7	(38)	0.16	(0.87)
Furniture and equipment	7,357	6,795	5,741	562	1,054	8.27	18.36
Office supplies and postage	1,799	1,841	1,778	(42)	63	(2.28)	3.54
Advertising and business development	2,082	2,595	2,513	(513)	82	(19.77)	3.26
Outside services	11,069	10,360	10,076	709	284	6.84	2.82
FDIC insurance assessment	856	194	856	662	(662)	341.24	(77.34)
Other noninterest expense	7,504	4,434	1,804	3,070	2,630	69.24	145.79
	$75,631	$67,264	$62,123	$8,367	$5,141	12.44%	8.28%

Total noninterest expenses were $75.63 and $67.26 million for the years ended December 31, 2020 and 2019, respectively.  The increase is $8.37 million or 12.44% in 2020 and an increase of $5.14 million or 8.28% in 2019.

Salaries and employee benefits increased $3.91 million in 2020. The increase is primarily the result of annual salary adjustments, hiring of additional employees to staff growth, increased variable compensation due to the increase in loans originated for sale described above and increased overtime due to the increase in loans originated for sale and processing of PPP loans.

Furniture and equipment increased $0.56 million in 2020 primarily due to planned increases in software maintenance contract costs.

Advertising and business development decreased $0.51 million in 2020 due to lower spending in response to the pandemic.

FDIC insurance assessment increased $0.66 million in 2020 primarily due to the use of the credit carryover in 2019.

Other noninterest expenses increased $3.07 million in 2020 primarily due to $2.53 million in fees incurred from the prepayment of FHLB borrowings and $2.68 million paid for the early termination of the interest rate swap.

Total noninterest expenses were $62.12 million for the year ended December 31, 2018.  The increase in expenses in 2019 was $5.14 million.  This included an increase of $1.73 million in salaries and benefits, which was the direct result of salary adjustments and hiring additional employees. Furniture and equipment increased $1.05 million in 2019 primarily due to increases in software maintenance contract costs. Other noninterest expenses increased $2.63 million in 2019 primarily due to $2.09 million in fees incurred from the prepayment of FHLB borrowings.

Income Taxes

Income tax expense was $11.28, $12.55 and $8.91 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Income taxes as a percentage of income before income taxes were 22.59% in 2020, 21.69% in 2019 and 19.50% in 2018.  The amount of tax credits were $0.05, $0.53 and $1.29 million for 2020, 2019, and 2018, respectively.

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

As of December 31, 2020, the Company had additional borrowing capacity available from the FHLB of $776.67 million. In addition, the Company had $523.07 million in borrowing capacity available through secured and unsecured lines of credit with correspondent banks. The Company had no amounts outstanding under those federal funds lines as of December 31, 2020.

On an unconsolidated basis, the Company had cash balances of $1.10 million as of December 31, 2020.  In 2020, the Company received dividends of $14.82 million from its subsidiary Bank and used those funds to pay dividends to its stockholders of $8.33 million and to fund purchases of treasury stock under the 2005 Stock Repurchase Program.  The total purchase of treasury stock under the 2005 Stock Repurchase Program totaled $8.55 and $5.53 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, stockholders' equity, before deducting for the maximum cash obligation related to the ESOP, was $463.41 million and $427.04 million, respectively.  This measure of stockholders’ equity as a percent of total assets was 12.26% at December 31, 2020 and 12.94% at December 31, 2019.  As of December 31, 2020, total equity, after deducting the maximum cash value related to the ESOP, was 11.01% of assets compared to 11.37% of assets at the prior year end.

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

On a consolidated basis, 2020 cash flows from operations provided $8.15 million and net increases in deposits provided $531.20 million.  These cash flows were invested in Net Loans of $72.14 million and $129.36 million in purchases of investment securities.  In addition, $1.86 million was used to purchase property and equipment and leasehold improvements.

The Bank has a contingency funding plan to address liquidity issues in times of crisis.  The primary source of funding will be the Bank’s customer deposit base.  The Bank has established alternative sources of funding available to increase liquidity.  The availability of the funding sources is tested on an annual basis.  The Bank performs quarterly stress testing to determine if the Bank has an appropriate amount of funding sources to address potential liquidity needs. At December 31, 2020, the Bank had total outstanding loan commitments and unused portions of lines of credit totaling $491.66 million (see Note 15 to the Company's Consolidated Financial Statements).  Management believes that its liquidity levels are sufficient at this time, but the Bank may increase its liquidity by limiting the growth of its assets, by selling more loans in the secondary market or selling portions of loans to other banks through participation agreements.  Another liquidity source includes obtaining additional funds from the Federal Home Loan Bank (FHLB).  As of December 31, 2020, the Bank can obtain an additional $776.67 million from the FHLB based on the current real estate mortgage loans held.  In addition, the Bank has arranged $513.07 million of credit lines at three banks.  The borrowings under these credit lines would be secured by the Bank’s investment securities.  Other liquidity sources include a $10.00 million line of credit with the Federal Reserve Bank of Chicago and various sources of brokered deposits.

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of federal funds purchased and securities sold under agreements to repurchase during 2020, 2019 and 2018:

	2020	2019	2018
	(Amounts In Thousands)
Outstanding balance as of December 31	$—	$—	$—
Weighted average interest rate at year end	—%	—%	—%
Maximum month-end balance	—	—	—
Average month-end balance	—	—	—
Weighted average interest rate for the year	0.93%	2.64%	2.71%

The following table shows outstanding balances, weighted average interest rates at year end, maximum month-end balances, average month-end balances and weighted average interest rates of Federal Home Loan Bank borrowings during 2020, 2019 and 2018:

	2020	2019	2018
	(Amounts In Thousands)
Outstanding balance as of December 31	$105,000	$185,000	$215,000
Weighted average interest rate at year end	2.93%	2.93%	2.94%
Maximum month-end balance	185,000	215,000	280,000
Average month-end balance	181,093	212,500	228,066
Weighted average interest rate for the year	2.93%	2.93%	2.94%

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

As disclosed in Note 15 to the Company's Consolidated Financial Statements, the Company has certain obligations and commitments to make future payments under contracts. The following table summarizes significant contractual obligations and other commitments as of December 31, 2020:

	Payments Due By Period
	(Amounts In Thousands)
	Total	Less Than One Year	One - Three Years	Three - Five Years	More Than Five Years
Contractual obligations:
Long-term debt obligations	$105,000	$—	$—	$45,000	$60,000
Operating lease obligations	1,093	375	635	83	—
Total contractual obligations:	$106,093	$375	$635	$45,083	$60,000
Other commitments:
Lines of credit	$483,602	$353,060	$101,713	$24,623	$4,206
Standby letters of credit	8,056	8,056	—	—	—
Total other commitments	$491,658	$361,116	$101,713	$24,623	$4,206

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

	Repricing
	Maturities	Days				More Than
	Immediately	2-30	31-90	91-180	181-365	One Year	Total
	(Amounts in Thousands)
Earning assets:
Excess Cash	$540,364	$—	$—	$—	$—	$—	$540,364
Federal funds sold	140	—	—	—	—	—	140
Investment securities	—	2,909	8,237	31,784	16,375	357,239	416,544
Loans	9,901	239,584	56,722	95,296	190,266	2,163,260	2,755,029
Total earning assets	550,405	242,493	64,959	127,080	206,641	2,520,499	3,712,077
Sources of funds:
Interest-bearing checking and savings accounts	145,803	—	—	—	—	1,817,071	1,962,874
Certificates of deposit	—	24,683	39,929	115,012	128,338	389,542	697,504
FHLB borrowings	—	—	—	—	—	105,000	105,000
Federal funds and repurchase agreements	—	—	—	—	—	—	—
	145,803	24,683	39,929	115,012	128,338	2,311,613	2,765,378
Other sources, primarily noninterest-bearing	—	—	—	—	—	944,897	944,897
Total sources	145,803	24,683	39,929	115,012	128,338	3,256,510	3,710,275
Interest
Rate Gap	$404,602	$217,810	$25,030	$12,068	$78,303	$(736,011)	$1,802
Cumulative Interest
Rate Gap at December 31, 2020	$404,602	$622,412	$647,442	$659,510	$737,813	$1,802
Gap Ratio	3.77	9.82	1.63	1.10	1.61	0.77
Cumulative Gap Ratio	3.77	4.65	4.08	3.03	2.63	1.00

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

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Amounts In Thousands)
Assets:
Loans, fixed:
Balance	$357,894	$213,587	$122,220	$210,923	$628,736	$166,043	$1,699,403	$1,520,966
Average interest rate	4.10%	3.02%	4.62%	4.54%	3.92%	3.25%	3.91%
Loans, variable:
Balance	$172,642	$132,963	$128,135	$112,747	$328,420	$135,834	$1,010,741	$1,167,185
Average interest rate	3.87%	4.12%	4.22%	4.41%	3.82%	4.02%	4.01%
Investments (1):
Balance	$67,688	$54,405	$58,711	$70,737	$55,457	$109,546	$416,544	$416,544
Average interest rate	1.84%	2.27%	2.31%	1.62%	1.15%	2.59%	2.02%
Liabilities:
Liquid deposits (2):
Balance	$—	$—	$—	$—	$—	$—	$1,962,874	$1,962,867
Average interest rate	—%	—%	—%	—%	—%	—%	0.24%
Deposits, certificates:
Balance	$307,962	$190,763	$150,275	$39,089	$9,415	$—	$697,504	$709,848
Average interest rate	1.49%	1.71%	2.87%	1.47%	0.91%	—%	1.84%

(1)Includes all available-for-sale investments, federal funds and Federal Home Loan Bank stock.
(2)Includes NOW and other demand, savings and money market funds.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are included on pages 59 through 119.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hills Bancorporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2020, based on Internal Control-Integrated Framework (2013) and our report dated March 5, 2021, expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As more fully described in Notes 1 and 3 to the Company’s consolidated financial statements, the allowance for loan losses represents losses that are estimated to have occurred. The allowance for loan losses is based on collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance consists of allocated and general components. The allocated component relates to specific allowances on loans that are classified as impaired. The general component relates to loans that are not classified as impaired and is based on historical charge-off experience and the expected loss, given default, derived from the Company’s internal risk rating process. Other adjustments have been made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. Management discloses that this evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

We identified the valuation of the allowance for loan losses as a critical audit matter. Auditing the allowance for loan losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other qualitative or environmental factors, evaluating the adequacy of specific allowances associated with impaired loans, and assessing the appropriateness of loan grades.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls, including those related to technology, over the allowance for loan losses, including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of loss rates, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans, and management’s review and disclosure controls over the allowance for loan losses;

•Testing of completeness and accuracy of the information utilized in the calculation of the allowance for loan losses;

•Testing the allowance model for computational accuracy;

•Evaluating the qualitative adjustments to historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;

•Testing the internal loan review functions and evaluating the accuracy of loan grades, including utilizing our internal loan review professionals to assist us;

•Assessing the reasonableness of specific allowances on certain impaired loans;

•Evaluating the overall reasonableness of significant assumptions used by management, considering the past performance of the Company and evaluating trends identified within peer groups;

•Evaluating the accuracy and completeness of disclosures in the consolidated financial statements.

BKD, LLP
We have served as the Company’s auditor since 2012.

Springfield, Missouri
March 5, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Hills Bancorporation
Hills, Iowa

Opinion on the Internal Control over Financial Reporting

We have audited Hills Bancorporation's (the "Company") internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 5, 2021, expressed an unqualified opinion.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management's assessment and our audit also were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Hills Bancorporation's internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

BKD, LLP
Springfield, Missouri
March 5, 2021

HILLS BANCORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(Amounts In Thousands, Except Shares)

ASSETS	2020	2019
Cash and cash equivalents	$574,310	$241,965
Investment securities available for sale at fair value (amortized cost 2020 $396,670; 2019 $351,069) (Notes 1, 2 and 13)	408,372	355,303
Stock of Federal Home Loan Bank	8,172	11,065
Loans held for sale	43,947	8,400
Loans, net of allowance for loan losses (2020 $37,070; 2019 $33,760) (Notes 1, 3, and 12)	2,674,012	2,606,277
Property and equipment, net (Note 4)	35,878	37,146
Tax credit real estate	7,273	8,280
Accrued interest receivable	12,177	12,442
Deferred income taxes, net (Note 10)	6,088	8,018
Goodwill	2,500	2,500
Other assets	7,882	9,491
Total Assets	$3,780,611	$3,300,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Noninterest-bearing deposits	$532,190	$387,612
Interest-bearing deposits (Note 6)	2,660,378	2,273,752
Total deposits	3,192,568	2,661,364
Federal Home Loan Bank borrowings (Note 7)	105,000	185,000
Accrued interest payable	1,733	2,474
Other liabilities	17,905	25,012
Total Liabilities	3,317,206	2,873,850
Commitments and Contingencies (Notes 9 and 15)
Redeemable Common Stock Held By Employee Stock
Ownership Plan (ESOP) (Note 9)	47,329	51,826
Stockholders' Equity (Note 11)
Common stock, no par value; authorized 20,000,000 shares; issued 2020 10,330,242 shares; 2019 10,327,656 shares	—	—
Paid in capital	60,233	55,943
Retained earnings	439,831	409,509
Accumulated other comprehensive gain (Note 8)	8,782	1,415
Treasury stock at cost (2020 999,247 shares; 2019 975,962 shares)	(45,441)	(39,830)
Total Stockholders' Equity	463,405	427,037
Less maximum cash obligation related to ESOP shares (Note 9)	47,329	51,826
Total Stockholders' Equity Less Maximum Cash Obligations Related To ESOP Shares	416,076	375,211
Total Liabilities & Stockholders' Equity	$3,780,611	$3,300,887

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2020, 2019 and 2018
(Amounts In Thousands, Except Per Share Amounts)

	2020	2019	2018
Interest income:
Loans, including fees	$120,196	$121,269	$110,588
Investment securities:
Taxable	3,512	3,239	2,759
Nontaxable	3,876	3,844	3,511
Federal funds sold	945	3,980	1,939
Total interest income	128,529	132,332	118,797
Interest expense:
Deposits	21,553	28,540	19,531
FHLB borrowings	5,399	6,333	6,792
Total interest expense	26,952	34,873	26,323
Net interest income	101,577	97,459	92,474
Provision for loan losses (Note 3)	4,358	(2,880)	8,497
Net interest income after provision for loan losses	97,219	100,339	83,977
Noninterest income:
Net gain on sale of loans	6,678	3,539	1,517
Trust fees	10,275	9,579	10,007
Service charges and fees	10,186	10,276	9,614
Other noninterest income	1,187	1,426	2,680
Gain (loss) on sale of investment securities	10	(28)	—
	28,336	24,792	23,818
Noninterest expenses:
Salaries and employee benefits	40,621	36,709	34,981
Occupancy	4,343	4,336	4,374
Furniture and equipment	7,357	6,795	5,741
Office supplies and postage	1,799	1,841	1,778
Advertising and business development	2,082	2,595	2,513
Outside services	11,069	10,360	10,076
FDIC insurance assessment	856	194	856
Other noninterest expenses	7,504	4,434	1,804
	75,631	67,264	62,123
Income before income taxes	49,924	57,867	45,672
Income taxes (Note 10)	11,277	12,549	8,905
Net income	$38,647	$45,318	$36,767
Earnings per share:
Basic	$4.12	$4.85	$3.93
Diluted	4.12	4.85	3.92

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2020, 2019 and 2018
(Amounts In Thousands)

	2020	2019	2018
Net income	$38,647	$45,318	$36,767
Other comprehensive income (loss)
Securities:
Net change in unrealized gain (loss) on securities available for sale	7,478	6,940	(1,593)
Reclassification adjustment for net (gains) losses realized in net income	(10)	28	—
Income taxes	(1,864)	(1,738)	397
Other comprehensive income (loss) on securities available for sale	5,604	5,230	(1,196)
Derivatives used in cash flow hedging relationships:
Net change in unrealized (loss) gain on derivatives	(335)	(753)	1,223
Reclassification adjustment for losses realized in net income	2,684	—	—
Income taxes	(586)	188	(305)
Other comprehensive income (loss) on cash flow hedges	1,763	(565)	918
Other comprehensive income (loss), net of tax	7,367	4,665	(278)
Comprehensive income	$46,014	$49,983	$36,489

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2020, 2019 and 2018
(Amounts In Thousands, Except Share Data)

	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Maximum Cash Obligation Related To ESOP Shares	Total
Balance, December 31, 2017	$48,930	$341,558	$(2,446)	$(33,018)	$(43,308)	$311,716
Issuance of 113,373 shares of common stock	3,386	—	—	2,834	—	6,220
Issuance of 8,172 shares of common stock under the employee stock purchase plan	421	—	—	—	—	421
Unearned restricted stock compensation	(463)	—	—	—	—	(463)
Forfeiture of 3,296 shares of common stock	(152)	—	—	—	—	(152)
Change related to ESOP shares	—	—	—	—	(5,562)	(5,562)
Net income	—	36,767	—	—	—	36,767
Cash dividends ($0.75 per share)	—	(7,003)	—	—	—	(7,003)
Reclassification of stranded tax effects due to the Tax Cuts and Jobs Act	—	526	(526)	—	—	—
Purchase of 116,962 shares of common stock	—	—	—	(6,784)	—	(6,784)
Other comprehensive (loss)	—	—	(278)	—	—	(278)
Balance, December 31, 2018	$52,122	$371,848	$(3,250)	$(36,968)	$(48,870)	$334,882
Issuance of 101,912 shares of common stock	3,549	—	—	2,672	—	6,221
Issuance of 7,720 shares of common stock under the employee stock purchase plan	434	—	—	—	—	434
Unearned restricted stock compensation	86	—	—	—	—	86
Forfeiture of 5,255 shares of common stock	(262)	—	—	—	—	(262)
Share-based compensation	14	—	—	—	—	14
Change related to ESOP shares	—	—	—	—	(2,956)	(2,956)
Net income	—	45,318	—	—	—	45,318
Cash dividends ($0.82 per share)	—	(7,657)	—	—	—	(7,657)
Purchase of 89,124 shares of common stock	—	—	—	(5,534)	—	(5,534)
Other comprehensive income	—	—	4,665	—	—	4,665
Balance, December 31, 2019	$55,943	$409,509	$1,415	$(39,830)	$(51,826)	$375,211
Issuance of 110,337 shares of common stock	4,177	—	—	2,939	—	7,116
Issuance of 7,449 shares of common stock under the employee stock purchase plan	413	—	—	—	—	413
Unearned restricted stock compensation	(68)	—	—	—	—	(68)
Forfeiture of 4,863 shares of common stock	(257)	—	—	—	—	(257)
Share-based compensation	25	—	—	—	—	25
Change related to ESOP shares	—	—	—	—	4,497	4,497
Net income	—	38,647	—	—	—	38,647
Cash dividends ($0.89 per share)	—	(8,325)	—	—	—	(8,325)
Purchase of 133,622 shares of common stock	—	—	—	(8,550)	—	(8,550)
Other comprehensive income	—	—	7,367	—	—	7,367
Balance, December 31, 2020	$60,233	$439,831	$8,782	$(45,441)	$(47,329)	$416,076
See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018
(Amounts In Thousands)

	2020	2019	2018
Cash Flows from Operating Activities
Net income	$38,647	$45,318	$36,767
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	3,128	3,072	3,012
Provision for loan losses	4,358	(2,880)	8,497
Net (gain) loss on sale of investment securities available for sale	(10)	28	—
Share-based compensation	25	14	—
Compensation expensed through issuance of common stock	1,272	1,133	1,466
Forfeiture of common stock	(257)	(262)	(152)
Provision for deferred income taxes	(520)	1,301	(1,971)
Net gain on sale of other real estate owned and other repossessed assets	(120)	(94)	(18)
Decrease (increase) in accrued interest receivable	265	(658)	(1,012)
Amortization of premium on investment securities, net	818	441	480
Decrease (increase) in other assets	1,316	(2,681)	(1,086)
Amortization of operating lease right of use assets	386	354	—
(Decrease) increase in accrued interest and other liabilities	(5,615)	650	(1,423)
Loans originated for sale	(475,187)	(299,223)	(136,746)
Proceeds on sales of loans	446,318	296,346	141,441
Net gain on sales of loans	(6,678)	(3,539)	(1,517)
Net cash and cash equivalents provided by operating activities	8,146	39,320	47,738
Cash Flows from Investing Activities
Proceeds from maturities of investment securities available for sale	85,530	63,301	57,284
Proceeds from sale of investment securities available for sale	313	12,467	—
Purchases of investment securities available for sale	(129,359)	(104,539)	(90,295)
Loans made to customers, net of collections	(72,138)	(13,024)	(168,567)
Proceeds on sale of other real estate owned and other repossessed assets	120	818	168
Purchases of property and equipment	(1,860)	(3,167)	(2,206)
Net changes from tax credit real estate investment	1,007	913	883
Net cash and cash equivalents used in investing activities	(116,387)	(43,231)	(202,733)

(Continued)

HILLS BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2020, 2019 and 2018
(Amounts In Thousands)

	2020	2019	2018
Cash Flows from Financing Activities
Net increase in deposits	531,204	240,240	132,559
Net decrease in short-term borrowings	—	—	—
Net decrease in FHLB borrowings	(80,000)	(30,000)	(80,000)
Borrowings from FRB	1	1	1
Payments on FRB borrowings	(1)	(1)	(1)
Issuance of common stock, net of costs	5,844	5,026	4,713
Stock options exercised	—	62	41
Purchase of treasury stock	(8,550)	(5,534)	(6,784)
Proceeds from the issuance of common stock through the employee stock purchase plan	413	434	421
Dividends paid	(8,325)	(7,657)	(7,003)
Net cash and cash equivalents provided by financing activities	440,586	202,571	43,947

Increase (decrease) in cash and cash equivalents	332,345	198,660	(111,048)

Cash and cash equivalents:
Beginning of year	241,965	43,305	154,353
End of year	$574,310	$241,965	$43,305

Supplemental Disclosures
Cash payments for:
Interest paid to depositors	$22,294	$27,878	$19,009
Interest paid on other obligations	5,399	6,333	6,792
Income taxes paid	9,874	10,784	9,924
Noncash financing activities:
Increase in maximum cash obligation related to ESOP shares	$4,497	$2,956	$5,562
Transfers to other real estate owned	45	712	150
Sale and financing of other real estate owned	—	97	96
Right of use assets obtained in exchange for operating lease obligations	48	3,581	—

See Notes to Consolidated Financial Statements.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Nature of Activities and Significant Accounting Policies

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

Certain significant estimates:  The allowance for loan losses, fair values of securities and other financial instruments, and share-based compensation expense involve certain significant estimates made by management.  These estimates are reviewed by management routinely and it is reasonably possible that circumstances that exist at December 31, 2020 may change in the near-term and the effect could be material to the consolidated financial statements.

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
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. As of December 31, 2020 and 2019, the Company did not have any significant contract balances.
An entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs for the years ending December 31, 2020 and 2019.
Cash and cash equivalents:  The Company considers all investments with original maturities of three months or less to be cash equivalents.  At December 31, 2020 and 2019, cash equivalents consisted primarily of deposits with other banks.

Investment securities:  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.  There were no trading or held to maturity securities as of December 31, 2020 or 2019.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due.  When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed.  Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected.   A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due.  Payment received on nonaccrual loans are applied first to principal.  Once principal is recovered, any remaining payments received are applied to interest income.  As of December 31, 2020, none of the Company’s nonaccrual loans were earning interest on a cash basis.

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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 3 for further discussion.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax credit real estate:  Tax credit real estate represents two multi-family rental properties, three assisted living rental properties, a multi-tenant rental property for persons with disabilities, and a multi-family senior living rental property, all which are affordable housing projects as of December 31, 2020.  The Bank has a 99% or greater limited partnership interest in each limited partnership.  The investment in each was completed after the projects had been developed by the general partner.  The Company evaluates the recoverability of the carrying value on a regular basis.  If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense.  Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets.  Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

In February 2019, the Company entered into a Letter of Intent to invest in a limited partnership, as limited partner, which will own and operate an affordable housing property in Iowa City, Iowa. The Company provided construction financing for the project and contributed capital of $4.18 million in February 2021.

Property and equipment:  Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using primarily declining-balance methods over the estimated useful lives of 7-40 years for buildings and improvements and 3-10 years for furniture and equipment.

Deferred income taxes:  Deferred income taxes are provided under the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Interest and penalties on unrecognized tax benefits are classified as other noninterest expense.  As of December 31, 2020, the Company had no material unrecognized tax benefits.

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

Derivative financial instruments:  The Bank uses interest rate swaps as part of its interest rate risk management.  Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815 establishes accounting and reporting standards for derivative instruments and hedging activities.  The Bank records all interest rate swaps on the balance sheet at fair value.  Derivatives used to hedge the exposure to variability in expected future cash flows are considered cash flow hedges.  To qualify for hedge accounting, the Bank must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of the hedging relationship. As of December 31, 2020, the Bank did not have any outstanding interest rate swaps.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents calculations of earnings per share:

	Year Ended December 31,
	2020	2019	2018
	(Amounts In Thousands, except share and per share data)
Computation of weighted average number of basic and diluted shares:
Common shares outstanding at the beginning of the year	9,351,694	9,336,441	9,335,154
Weighted average number of net shares issued	17,571	19,304	31,160
Weighted average shares outstanding (basic)	9,369,265	9,355,745	9,366,314
Weighted average of potential dilutive shares attributable to stock options granted, computed under the treasury stock method	3,640	4,035	4,027
Weighted average number of shares (diluted)	9,372,905	9,359,780	9,370,341
Net income	$38,647	$45,318	$36,767
Earnings per share:
Basic	$4.12	$4.85	$3.93
Diluted	$4.12	$4.85	$3.92

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (CECL). The ASU changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. For public companies, ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. With the passage of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the option to delay CECL was provided until the earlier of the national health emergency being declared over or December 31, 2020. In December 2020, further legislation was passed titled the Coronavirus Response and Relief Supplemental Appropriations Act 2021 which extends the CECL delay until the earlier of 1) the first day of the fiscal year that begins after the national emergency termination date or 2) January 1, 2022. The Company elected to delay implementing CECL and continued to use the incurred loss method to calculate the allowance for loan losses as of and for the period ending December 31, 2020. The Company anticipates adopting CECL effective January 1, 2021 for the first quarter of 2021 based on the options provided under the December 2020 legislation passed.

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

The adjustment upon adoption at January 1, 2021 will be an overall increase in our Allowance for Credit Losses (ACL) for loans of $2.00 million to $4.00 million. We will also record an unfunded commitments liability of $3.00 million to $4.00 million upon adoption. The future effects of CECL on our ACL will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions, as well as any refinements to our model, methodology and other key assumptions. We will recognize a one-time cumulative-effect adjustment to our ACL upon adoption of the new standard. The increase in the ACL will result in a decrease to our regulatory capital amounts and ratios. We estimate the ACL as of December 31, 2020 to be approximately $39 million to $42 million and the unfunded commitments liability to be approximately $2 million to $4 million.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU clarify or address stakeholders' specific issues about certain aspects of the amendments in ASU 2016-13 in the following areas: expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables and financial assets secured by collateral maintenance provisions. For public companies, ASU 2019-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and will be adopted concurrently with ASU 2016-13. As noted above, we have elected to delay the adoption of ASU 2016-13 as permitted by the CARES Act and related extension.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing specific exceptions included in Topic 740, introducing other simplifications and making technical corrections. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
adoption is permitted. The adoption of the ASU by the Company on January 1, 2021 is not expected to have a material impact on the financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. The amendments in this Update clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. For each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess (that is, the premium) shall be amortized to the next call date, unless the guidance in paragraph 310-20-35-26 is applied to consider estimated prepayments. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. The adoption of the ASU by the Company on January 1, 2021 is not expected to have a material impact on the financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which consists of two sections. The first applicable section contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate disclosure section and provide the option to give certain information either on the face of the financial statements or in the notes to the financial statements. The second section contains Codification improvements that vary in nature. The amendments in this Update do not change GAAP and, therefore, are not expected to result in a significant change in practice. For public business entities, these amendments are effective for annual periods beginning after December 15, 2020. The adoption of the ASU by the Company on January 1, 2021 is not expected to have a material impact on the financial statements.

Note 2.Investment Securities

The carrying values of investment securities at December 31, 2020 and December 31, 2019 are summarized in the following table (Amounts in Thousands):

	December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Securities available for sale
U.S. Treasury	$148,646	36.40%	$128,585	36.19%
Other securities (FHLB, FHLMC and FNMA)	35,160	8.61%	15,229	4.29%
State and political subdivisions	224,566	54.99%	211,489	59.52%
Total securities available for sale	$408,372	100.00%	$355,303	100.00%

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Available-for-sale securities consist of debt securities not classified as trading or held to maturity.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  The Company had no securities designated as trading or held to maturity in its portfolio at December 31, 2020 or 2019.  The carrying amount of available-for-sale securities and their approximate fair values were as follows (Amounts in Thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2020:
U.S. Treasury	$143,467	$5,179	$—	$148,646
Other securities (FHLB, FHLMC and FNMA)	35,195	35	(70)	35,160
State and political subdivisions	218,008	6,674	(116)	224,566
Total	$396,670	$11,888	$(186)	$408,372
December 31, 2019:
U.S. Treasury	$127,096	$1,626	$(137)	$128,585
Other securities (FHLB, FHLMC and FNMA)	15,287	—	(58)	15,229
State and political subdivisions	208,686	2,938	(135)	211,489
Total	$351,069	$4,564	$(330)	$355,303

The amortized cost and estimated fair value of available-for-sale securities classified according to their contractual maturities at December 31, 2020, were as follows (Amounts in Thousands):

	Amortized Cost	Fair Value
Due in one year or less	$59,305	$59,517
Due after one year through five years	232,753	239,309
Due after five years through ten years	78,124	82,626
Due over ten years	26,488	26,920
Total	$396,670	$408,372

As of December 31, 2020, investment securities with a carrying value of $10.23 million were pledged to collateralize derivative financial instruments and other borrowings.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	December 31, 2020	December 31, 2019
Sales proceeds	$313	$12,467
Gross realized gains	10	24
Gross realized losses	—	52

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019 (Amounts in Thousands):

	Less than 12 months				12 months or more				Total
2020
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%
Other securities (FHLB, FHLMC and FNMA)	8	20,019	(70)	0.35%	—	—	—	—%	8	20,019	(70)	0.35%
State and political subdivisions	35	14,168	(110)	0.78%	4	370	(6)	1.62%	39	14,538	(116)	0.80%
Total temporarily impaired securities	43	$34,187	$(180)	0.53%	4	$370	$(6)	1.62%	47	$34,557	$(186)	0.54%

	Less than 12 months				12 months or more				Total
2019
Description	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%	#	Fair Value	Unrealized Loss	%
of Securities
U.S. Treasury	11	$27,932	$(136)	0.49%	1	$2,495	$(1)	0.04%	12	$30,427	$(137)	0.45%
Other securities (FHLB, FHLMC and FNMA)	—	—	—	—%	6	15,229	(58)	0.38%	6	15,229	(58)	0.38%
State and political subdivisions	66	17,881	(119)	0.67%	20	3,825	(16)	0.42%	86	21,706	(135)	0.62%
Total temporarily impaired securities	77	$45,813	$(255)	0.56%	27	$21,549	$(75)	0.35%	104	$67,362	$(330)	0.49%

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.Loans

Classes of loans are as follows:

	December 31,
	2020	2019
	(Amounts In Thousands)
Agricultural	$94,842	$91,317
Commercial and financial	286,242	221,323
Real estate:
Construction, 1 to 4 family residential	71,117	80,209
Construction, land development and commercial	111,913	108,410
Mortgage, farmland	247,142	242,730
Mortgage, 1 to 4 family first liens	892,089	910,742
Mortgage, 1 to 4 family junior liens	127,833	149,227
Mortgage, multi-family	374,014	350,761
Mortgage, commercial	417,139	402,181
Loans to individuals	31,325	32,308
Obligations of state and political subdivisions	56,488	49,896
	2,710,144	2,639,104
Net unamortized fees and costs	938	933
	2,711,082	2,640,037
Less allowance for loan losses	37,070	33,760
	$2,674,012	$2,606,277

As of December 31, 2020, the Company has outstanding balances of $86.5 million of loans issued under the Paycheck Protection Program (PPP) and $2.12 million of deferred PPP loan fees recorded with commercial and financial loans. For the year ended December 31, 2020, the Company has recognized $2.88 million of deferred PPP loan fees in interest income and has received forgiveness payments totaling $40.4 million from the SBA.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for loan losses and the allowance for loan loss balance applicable to impaired loans and the related loan balance of impaired loans for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2020
Allowance for loan losses:
Beginning balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Charge-offs	(43)	(1,425)	(43)	(1)	(738)	(291)	(381)	(2,922)
Recoveries	63	670	118	10	784	49	180	1,874
Provision	88	652	(355)	214	1,684	1,798	277	4,358
Ending balance	$2,508	$4,885	$2,319	$4,173	$12,368	$9,415	$1,402	$37,070
Ending balance, individually evaluated for impairment	$86	$411	$7	$—	$93	$14	$51	$662
Ending balance, collectively evaluated for impairment	$2,422	$4,474	$2,312	$4,173	$12,275	$9,401	$1,351	$36,408
Loan balances:
Ending balance	$94,842	$286,242	$183,030	$247,142	$1,019,922	$791,153	$87,813	$2,710,144
Ending balance, individually evaluated for impairment	$1,543	$2,191	$1,266	$2,061	$7,417	$6,200	$51	$20,729
Ending balance, collectively evaluated for impairment	$93,299	$284,051	$181,764	$245,081	$1,012,505	$784,953	$87,762	$2,689,415

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2019
Allowance for loan losses:
Beginning balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Charge-offs	(266)	(981)	(45)	(6)	(896)	(341)	(434)	(2,969)
Recoveries	95	646	8	5	700	180	165	1,799
Provision	(218)	(503)	(656)	(21)	(1,682)	(145)	345	(2,880)
Ending balance	$2,400	$4,988	$2,599	$3,950	$10,638	$7,859	$1,326	$33,760
Ending balance, individually evaluated for impairment	$87	$792	$—	$—	$111	$1	$93	$1,084
Ending balance, collectively evaluated for impairment	$2,313	$4,196	$2,599	$3,950	$10,527	$7,858	$1,233	$32,676
Loan balances:
Ending balance	$91,317	$221,323	$188,619	$242,730	$1,059,969	$752,942	$82,204	$2,639,104
Ending balance, individually evaluated for impairment	$1,730	$2,742	$421	$4,081	$8,670	$3,188	$93	$20,925
Ending balance, collectively evaluated for impairment	$89,587	$218,581	$188,198	$238,649	$1,051,299	$749,754	$82,111	$2,618,179

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Agricultural	Commercial and Financial	Real Estate: Construction and land development	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family	Real Estate: Mortgage, multi-family and commercial	Other	Total
	(Amounts In Thousands)
2018
Allowance for loan losses:
Beginning balance	$2,294	$4,837	$2,989	$3,669	$8,668	$5,700	$1,243	$29,400
Charge-offs	(95)	(585)	—	—	(830)	(251)	(561)	(2,322)
Recoveries	119	1,057	148	30	612	107	162	2,235
Provision	471	517	155	273	4,066	2,609	406	8,497
Ending balance	$2,789	$5,826	$3,292	$3,972	$12,516	$8,165	$1,250	$37,810
Ending balance, individually evaluated for impairment	$479	$1,189	$4	$—	$72	$306	$64	$2,114
Ending balance, collectively evaluated for impairment	$2,310	$4,637	$3,288	$3,972	$12,444	$7,859	$1,186	$35,696
Loan balances:
Ending balance	$92,673	$229,501	$186,086	$236,454	$1,064,684	$735,748	$82,797	$2,627,943
Ending balance, individually evaluated for impairment	$2,460	$4,162	$1,137	$3,612	$7,012	$9,538	$64	$27,985
Ending balance, collectively evaluated for impairment	$90,213	$225,339	$184,949	$232,842	$1,057,672	$726,210	$82,733	$2,599,958

The Company evaluates the following loans to determine impairment:  1) all nonaccrual and TDR loans, 2) all non consumer and non 1 to 4 family residential loans with prior charge-offs, 3) all non consumer and non 1 to 4 family loan relationships classified as substandard and 4) loans with indications of or suspected deteriorating credit quality.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the credit quality indicators by type of loans in each category as of December 31, 2020:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2020
Grade:
Excellent	$3,761	$9,024	$—	$227
Good	12,369	62,310	13,675	15,187
Satisfactory	42,015	144,999	41,616	64,301
Monitor	29,381	56,439	13,654	23,368
Special Mention	5,143	8,258	1,857	7,137
Substandard	2,173	5,212	315	1,693
Total	$94,842	$286,242	$71,117	$111,913

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi- family
2020
Grade:
Excellent	$5,706	$2,303	$204	$14,650
Good	41,878	47,233	3,707	57,281
Satisfactory	129,210	701,273	115,731	197,493
Monitor	61,298	114,207	5,153	70,885
Special Mention	6,074	12,890	1,307	15,374
Substandard	2,976	14,183	1,731	18,331
Total	$247,142	$892,089	$127,833	$374,014

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2020
Grade:
Excellent	$26,940	$1	$6,752	$69,568
Good	92,699	145	13,094	359,578
Satisfactory	196,310	30,487	26,571	1,690,006
Monitor	77,125	479	9,924	461,913
Special Mention	19,731	127	147	78,045
Substandard	4,334	86	—	51,034
Total	$417,139	$31,325	$56,488	$2,710,144

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the credit quality indicators by type of loans in each category as of December 31, 2019:

	Agricultural	Commercial and Financial	Real Estate: Construction, 1 to 4 family residential	Real Estate: Construction, land development and commercial
	(Amounts In Thousands)
2019
Grade:
Excellent	$3,594	$3,461	$260	$190
Good	12,380	47,843	8,868	23,217
Satisfactory	43,308	117,114	51,093	47,987
Monitor	24,857	44,543	17,505	29,009
Special Mention	3,110	5,157	2,483	7,428
Substandard	4,068	3,205	—	579
Total	$91,317	$221,323	$80,209	$108,410

	Real Estate: Mortgage, farmland	Real Estate: Mortgage, 1 to 4 family first liens	Real Estate: Mortgage, 1 to 4 family junior liens	Real Estate: Mortgage, multi-family
2019
Grade:
Excellent	$3,630	$3,209	$261	$18,955
Good	40,118	32,474	4,233	47,871
Satisfactory	134,738	751,215	136,079	189,391
Monitor	53,147	96,353	5,473	60,965
Special Mention	3,033	11,167	1,469	27,559
Substandard	8,064	16,324	1,712	6,020
Total	$242,730	$910,742	$149,227	$350,761

	Real Estate: Mortgage, commercial	Loans to individuals	Obligations of state and political subdivisions	Total
2019
Grade:
Excellent	$27,017	$—	$7,444	$68,021
Good	79,467	221	14,465	311,157
Satisfactory	206,196	31,385	20,274	1,728,780
Monitor	81,381	437	7,323	420,993
Special Mention	4,802	212	390	66,810
Substandard	3,318	53	—	43,343
Total	$402,181	$32,308	$49,896	$2,639,104

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past due loans as of December 31, 2020 and 2019 were as follows:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2020
Agricultural	$438	$—	$629	$1,067	$93,775	$94,842	$111
Commercial and financial	867	195	140	1,202	285,040	286,242	20
Real estate:
Construction, 1 to 4 family residential	190	—	536	726	70,391	71,117	536
Construction, land development and commercial	—	—	—	—	111,913	111,913	—
Mortgage, farmland	279	28	—	307	246,835	247,142	—
Mortgage, 1 to 4 family first liens	4,969	1,342	2,486	8,797	883,292	892,089	342
Mortgage, 1 to 4 family junior liens	436	21	155	612	127,221	127,833	47
Mortgage, multi-family	—	—	—	—	374,014	374,014	—
Mortgage, commercial	783	—	461	1,244	415,895	417,139	—
Loans to individuals	218	59	4	281	31,044	31,325	—
Obligations of state and political subdivisions	—	—	—	—	56,488	56,488	—
	$8,180	$1,645	$4,411	$14,236	$2,695,908	$2,710,144	$1,056

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(Amounts In Thousands)
December 31, 2019
Agricultural	$163	$275	$122	$560	$90,757	$91,317	$48
Commercial and financial	1,076	229	101	1,406	219,917	221,323	65
Real estate:
Construction, 1 to 4 family residential	635	—	—	635	79,574	80,209	—
Construction, land development and commercial	215	101	—	316	108,094	108,410	—
Mortgage, farmland	736	—	610	1,346	241,384	242,730	—
Mortgage, 1 to 4 family first liens	5,026	3,100	4,149	12,275	898,467	910,742	354
Mortgage, 1 to 4 family junior liens	813	126	233	1,172	148,055	149,227	139
Mortgage, multi-family	—	97	—	97	350,664	350,761	—
Mortgage, commercial	321	489	—	810	401,371	402,181	—
Loans to individuals	226	55	15	296	32,012	32,308	—
Obligations of state and political subdivisions	—	—	—	—	49,896	49,896	—
	$9,211	$4,472	$5,230	$18,913	$2,620,191	$2,639,104	$606

The Company does not have a significant amount of loans that are past due less than 90 days where there are serious doubts as to the ability of the borrowers to comply with the loan repayment terms.

Accruing loans past due 90 days or more increased $0.45 million from December 31, 2019 to December 31, 2020.  As of December 31, 2020 and 2019, accruing loans past due 90 days or more were 0.04% and 0.02% of total loans, respectively.  The average balance of the accruing loans past due 90 days or more increased in 2020 as compared to 2019.  The average 90 days or more past due accruing loan balance per loan was $0.09 million as of December 31, 2020 compared to $0.08 million as of December 31, 2019.  The loans 90 days or more past due and still accruing are believed to be adequately collateralized.   Loans are placed on nonaccrual status when management believes the collection of future principal and interest is not reasonably assured.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain impaired loan information by loan type at December 31, 2020 and 2019 was as follows:

	December 31, 2020			December 31, 2019
	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans	Nonaccrual loans (1)	Accruing loans past due 90 days or more	TDR loans
	(Amounts In Thousands)			(Amounts In Thousands)
Agricultural	$1,252	$111	$85	$1,192	$48	$404
Commercial and financial	479	20	1,263	679	65	1,934
Real estate:
Construction, 1 to 4 family residential	315	536	—	—	—	—
Construction, land development and commercial	204	—	211	—	—	320
Mortgage, farmland	446	—	1,616	1,369	—	2,712
Mortgage, 1 to 4 family first liens	4,331	342	1,751	6,558	354	1,626
Mortgage, 1 to 4 family junior liens	193	47	20	94	139	—
Mortgage, multi-family	79	—	1,695	97	—	1,719
Mortgage, commercial	1,550	—	3,610	779	—	593
Loans to individuals	—	—	—	—	—	—
	$8,849	$1,056	$10,251	$10,768	$606	$9,308

(1)There were $2.97 million and $4.34 million of TDR loans included within nonaccrual loans as of December 31, 2020 and 2019, respectively.

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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. As of December 31, 2020, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the interagency statement and therefore were not considered TDRs was 13 loans, totaling $9.4 million.

Throughout 2020, COVID-19 related payment deferrals provided for customers totaled approximately 14.82% of total loans. As of December 31, 2020, COVID-19 related payment deferrals were approximately 1.20% of total loans.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary of information for TDR loans as of December 31, 2020 and 2019:

	December 31, 2020
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	6	$1,028	$—
Commercial and financial	17	1,743	35
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	1	211	4
Mortgage, farmland	6	2,009	—
Mortgage, 1 to 4 family first liens	17	1,898	—
Mortgage, 1 to 4 family junior liens	1	20	—
Mortgage, multi-family	2	1,695	—
Mortgage, commercial	13	4,621	—
Loans to individuals	—	—	—
	63	$13,225	$39

	December 31, 2019
	Number of contracts	Recorded investment	Commitments outstanding
		(Dollar Amounts In Thousands)
Agricultural	9	$1,552	$3
Commercial and financial	16	2,641	95
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	2	320	—
Mortgage, farmland	8	4,021	—
Mortgage, 1 to 4 family first liens	16	2,083	—
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	2	1,719	—
Mortgage, commercial	7	1,373	—
Loans to individuals	—	—	—
	60	$13,709	$98

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of TDR loans that were modified during the year ended December 31, 2020 and 2019 was as follows:

	December 31, 2020
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	2	$93	$93
Commercial and financial	7	623	623
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	—	—	—
Mortgage, 1 to 4 family first liens	6	283	283
Mortgage, 1 to 4 family junior liens	1	20	20
Mortgage, multi-family	—	—	—
Mortgage, commercial	7	3,635	3,635
Loans to individuals	—	—	—
	23	$4,654	$4,654

	December 31, 2019
	Number of Contracts	Pre-modification recorded investment	Post-modification recorded investment
		( Dollar Amounts In Thousands)
Agricultural	4	$574	$574
Commercial and financial	5	503	503
Real estate:
Construction, 1 to 4 family residential	—	—	—
Construction, land development and commercial	—	—	—
Mortgage, farmland	1	620	620
Mortgage, 1 to 4 family first liens	3	705	705
Mortgage, 1 to 4 family junior liens	—	—	—
Mortgage, multi-family	2	1,719	1,719
Mortgage, commercial	—	—	—
Loans to individuals	—	—	—
	15	$4,121	$4,121

The Bank has commitments to lend additional borrowings to TDR loan customers.  These commitments are in the normal course of business and allow the borrowers to build pre-sold homes and commercial property which increase their overall cash flow.  The additional borrowings are not used to facilitate payments on these loans.

There were no TDR loans modified during the year that were in payment default (defined as past due 90 days or more) as of December 31, 2020 and one as of December 31, 2019 totaling $0.065 million.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information regarding impaired loans as of and for the year ended December 31, 2020 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2020
With no related allowance recorded:
Agricultural	$1,337	$1,928	$—	$1,518	$24
Commercial and financial	1,520	2,907	—	2,054	85
Real estate:
Construction, 1 to 4 family residential	315	337	—	475	—
Construction, land development and commercial	415	421	—	420	13
Mortgage, farmland	2,061	2,598	—	3,008	120
Mortgage, 1 to 4 family first liens	6,253	8,013	—	6,578	108
Mortgage, 1 to 4 family junior liens	108	350	—	134	—
Mortgage, multi-family	1,773	1,898	—	1,795	80
Mortgage, commercial	4,124	4,960	—	4,315	126
Loans to individuals	—	47	—	—	—
	$17,906	$23,459	$—	$20,297	$556
With an allowance recorded:
Agricultural	$206	$206	$86	$141	$14
Commercial and financial	671	724	411	755	27
Real estate:
Construction, 1 to 4 family residential	536	536	7	486	24
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	924	975	56	955	25
Mortgage, 1 to 4 family junior liens	132	158	37	149	2
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	303	304	14	306	3
Loans to individuals	51	51	51	53	3
	$2,823	$2,954	$662	$2,845	$98
Total:
Agricultural	$1,543	$2,134	$86	$1,659	$38
Commercial and financial	2,191	3,631	411	2,809	112
Real estate:
Construction, 1 to 4 family residential	851	873	7	961	24
Construction, land development and commercial	415	421	—	420	13
Mortgage, farmland	2,061	2,598	—	3,008	120
Mortgage, 1 to 4 family first liens	7,177	8,988	56	7,533	133
Mortgage, 1 to 4 family junior liens	240	508	37	283	2
Mortgage, multi-family	1,773	1,898	—	1,795	80
Mortgage, commercial	4,427	5,264	14	4,621	129
Loans to individuals	51	98	51	53	3
	$20,729	$26,413	$662	$23,142	$654

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information regarding impaired loans as of and for the year ended December 31, 2019 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2019
With no related allowance recorded:
Agricultural	$1,596	$2,157	$—	$1,785	$37
Commercial and financial	1,340	2,220	—	1,617	64
Real estate:
Construction, 1 to 4 family residential	101	144	—	106	—
Construction, land development and commercial	320	336	—	324	18
Mortgage, farmland	4,081	4,613	—	4,144	157
Mortgage, 1 to 4 family first liens	7,157	9,015	—	6,822	51
Mortgage, 1 to 4 family junior liens	—	246	—	—	—
Mortgage, multi-family	1,816	1,930	—	1,873	83
Mortgage, commercial	1,302	1,852	—	1,364	26
Loans to individuals	—	14	—	—	—
	$17,713	$22,527	$—	$18,035	$436
With an allowance recorded:
Agricultural	$134	$134	$87	$287	$17
Commercial and financial	1,402	1,539	792	1,510	83
Real estate:
Construction, 1 to 4 family residential	—	—	—	—	—
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	1,280	1,501	64	1,318	29
Mortgage, 1 to 4 family junior liens	233	233	47	239	6
Mortgage, multi-family	—	—	—	—	—
Mortgage, commercial	70	70	1	73	4
Loans to individuals	93	93	93	62	2
	$3,212	$3,570	$1,084	$3,489	$141
Total:
Agricultural	$1,730	$2,291	$87	$2,072	$54
Commercial and financial	2,742	3,759	792	3,127	147
Real estate:
Construction, 1 to 4 family residential	101	144	—	106	—
Construction, land development and commercial	320	336	—	324	18
Mortgage, farmland	4,081	4,613	—	4,144	157
Mortgage, 1 to 4 family first liens	8,437	10,516	64	8,140	80
Mortgage, 1 to 4 family junior liens	233	479	47	239	6
Mortgage, multi-family	1,816	1,930	—	1,873	83
Mortgage, commercial	1,372	1,922	1	1,437	30
Loans to individuals	93	107	93	62	2
	$20,925	$26,097	$1,084	$21,524	$577

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information regarding impaired loans as of and for the year ended December 31, 2018 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Amounts in Thousands)
2018
With no related allowance recorded:
Agricultural	$1,395	$1,663	$—	$1,071	$23
Commercial and financial	1,650	2,503	—	1,977	58
Real estate:
Construction, 1 to 4 family residential	111	148	—	113	—
Construction, land development and commercial	328	344	—	333	18
Mortgage, farmland	3,612	4,071	—	3,068	89
Mortgage, 1 to 4 family first liens	6,089	7,819	—	6,435	36
Mortgage, 1 to 4 family junior liens	—	254	—	—	—
Mortgage, multi-family	145	213	—	153	—
Mortgage, commercial	1,871	2,486	—	1,940	42
Loans to individuals	—	14	—	—	—
	$15,201	$19,515	$—	$15,090	$266
With an allowance recorded:
Agricultural	$1,065	$1,229	$479	$980	$7
Commercial and financial	2,512	2,512	1,189	2,793	107
Real estate:
Construction, 1 to 4 family residential	698	698	4	622	28
Construction, land development and commercial	—	—	—	—	—
Mortgage, farmland	—	—	—	—	—
Mortgage, 1 to 4 family first liens	899	974	70	888	25
Mortgage, 1 to 4 family junior liens	24	24	2	25	1
Mortgage, multi-family	7,447	7,447	305	7,543	346
Mortgage, commercial	75	75	1	77	4
Loans to individuals	64	64	64	77	9
	$12,784	$13,023	$2,114	$13,005	$527
Total:
Agricultural	$2,460	$2,892	$479	$2,051	$30
Commercial and financial	4,162	5,015	1,189	4,770	165
Real estate:
Construction, 1 to 4 family residential	809	846	4	735	28
Construction, land development and commercial	328	344	—	333	18
Mortgage, farmland	3,612	4,071	—	3,068	89
Mortgage, 1 to 4 family first liens	6,988	8,793	70	7,323	61
Mortgage, 1 to 4 family junior liens	24	278	2	25	1
Mortgage, multi-family	7,592	7,660	305	7,696	346
Mortgage, commercial	1,946	2,561	1	2,017	46
Loans to individuals	64	78	64	77	9
	$27,985	$32,538	$2,114	$28,095	$793

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impaired loans decreased by $0.20 million from December 31, 2019 to December 31, 2020.  Impaired loans include any loan that has been placed on nonaccrual status, accruing loans past due 90 days or more, TDR loans and specific reserve loans.  Impaired loans also include loans that, based on management’s evaluation of current information and events, the Bank expects to be unable to collect in full according to the contractual terms of the original loan agreement. Impaired loans were 0.76% and 0.79% of loans held for investment as of December 31, 2020 and 2019, respectively. The decrease in impaired loans is due mainly to a decrease in nonaccrual loans of $1.92 million and offset by an increase of accruing loans past due 90 days or more of $0.45 million, an increase of $0.43 million in specific reserve loans and an increase in TDR loans of $0.94 million from December 31, 2019 to December 31, 2020.

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

Determinations relating to the possible level of future loan losses are based in part on subjective judgments by management. Future loan losses in excess of current estimates, could materially adversely affect our results of operations or financial position.  As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly.   Although management believes the levels of the allowance for loan losses as of December 31, 2020 and 2019 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Note 4.Property and Equipment

The major classes of property and equipment and the total accumulated depreciation are as follows:

	December 31,
	2020	2019
	(Amounts In Thousands)
Land	$11,266	$11,261
Buildings and improvements	37,512	37,261
Furniture and equipment	40,053	38,449
	88,831	86,971
Less accumulated depreciation	52,953	49,825
Net	$35,878	$37,146

Note 5.Leases

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

For the years ended December 31, 2020 and 2019, total operating lease expense was $0.56 million and $0.62 million, respectively, and is included in occupancy expenses in the consolidated statement of income. Included in this were $0.47 million and $0.53 million of operating lease costs, respectively, $0.03 million and $0.03 million of short term lease costs, respectively, and $0.06 million and $0.06 million of variable lease costs, respectively.
For the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of operating lease liabilities was $0.47 million and $0.53 million, respectively, and right-of-use assets obtained in exchange for lease obligations was $0.05 million and $3.58 million, respectively.
As of December 31, 2020 and 2019, operating lease right-of-use assets included in other assets was $2.86 million and $3.20 million, respectively. Operating lease liabilities was $2.91 million and $3.23 million, respectively. The weighted average remaining lease term for operating leases was 10.27 years and 10.86 years, respectively, and the weighted average discount rate for operating leases was 3.45% and 3.46%, respectively. Discount rates used were determined from FHLB borrowing rates for comparable terms.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, maturities of lease liabilities were as follows:

Year ending December 31:	(Amounts In Thousands)
2021	472
2022	464
2023	317
2024	250
2025	253
Thereafter	1,756
Total lease payments	3,512
Less imputed interest	(601)
Total operating lease liabilities	$2,911

Note 6.Interest - Bearing Deposits

A summary of these deposits is as follows:

	December 31,
	2020	2019
	(Amounts In Thousands)
NOW and other demand	$801,550	$610,271
Savings	1,161,324	981,827
Time, $100,000 and over	327,861	292,982
Other time	369,643	388,672
	$2,660,378	$2,273,752

Brokered deposits totaled $74.08 million and $109.29 million as of December 31, 2020 and 2019, respectively, with an average interest rate of 0.34% and 1.65% as of December 31, 2020 and 2019, respectively. As of December 31, 2020, brokered deposits of $74.08 million are included in savings deposits.  At December 31, 2019, brokered deposits of $109.29 million were included in savings deposits.

Time deposits have a maturity as follows:

	December 31,
	2020	2019
	(Amounts In Thousands)
Due in one year or less	$307,962	$324,554
Due after one year through two years	190,763	124,527
Due after two years through three years	150,275	90,009
Due after three years through four years	39,089	130,252
Due over four years	9,415	12,312
	$697,504	$681,654

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.Federal Home Loan Bank Borrowings

As of December 31, 2020 and 2019, the borrowings were as follows:

	2020	2019
(Effective interest rates as of December 31, 2020)	(Amounts In Thousands)
Due 2020, 3.05%	$—	$25,000
Due 2023, 3.77%	—	25,000
Due 2024, 2.38%	—	15,000
Due 2025, 2.81% to 2.94%	45,000	60,000
Due 2026, 2.52% to 2.86%	30,000	30,000
Due 2027, 2.76% to 2.95%	30,000	30,000
	$105,000	$185,000

On November 9, 2020 the Company paid $25.00 million in FHLB Borrowings due in 2020. On December 30, 2020 the Company paid $25.00 million in FHLB Borrowings that were due in 2023, $15.00 million in FHLB Borrowings due in 2024 and $15.00 million in FHLB Borrowings due in 2025. Fees incurred with the 2020 prepayments were $2.53 million and recorded in other noninterest expenses. On December 13, 2019 the Company paid $30.00 million in FHLB Borrowings due in 2025 and incurred prepayment fees of $2.09 million which were recorded in other noninterest expenses. The remaining borrowings with the FHLB may have prepayment fees based on the current FHLB borrowing rate.

To participate in the FHLB advance program, the Company is required to have an investment in FHLB stock.  The Company’s investment in FHLB stock was $8.17 million and $11.06 million at December 31, 2020 and 2019, respectively.  Collateral is provided by the Company’s 1 to 4 family mortgage loans totaling $141.75 million at December 31, 2020 and $249.75 million at December 31, 2019.  The Company also has the ability to borrow against agricultural real estate, commercial real estate and multi-family loans totaling $315.86 million as of December 31, 2020 and $306.86 million as of December 31, 2019 and there was $0 borrowed against this collateral as of December 31, 2020 or 2019.

Note 8.Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	December 31,
	2020	2019
	(amounts in thousands)
Net unrealized gain on available-for-sale securities	$11,702	$4,234
Net unrealized loss on derivatives used for cash flow hedges	—	(2,349)
Tax effect	(2,920)	(470)
Net-of-tax amount	$8,782	$1,415

Note 9.Employee Benefit Plans

The Company has an Employee Stock Purchase Plan (the “ESPP”).  For each quarterly offering period, eligible employees can elect to contribute from 1% to 15% of his or her compensation.  The purchase price is the lesser of 90% of the fair market value on the first day of the offering period or the last day of the offering period.  The maximum dollar amount any one employee can elect to contribute in a year is $9,000.  During the year ended December 31, 2020, 7,449 shares of stock were purchased by employees of the Bank through the ESPP.  7,720 shares of stock were purchased by employees of the Bank through the ESPP for the year ended December 31, 2019.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has an Employee Stock Ownership Plan (the "ESOP") to which it makes discretionary cash contributions.  The Company's contribution to the ESOP totaled $1.27 million, $1.08 million and $1.05 million for the years ended December 31, 2020, 2019 and 2018, respectively.  The 2020, 2019 and 2018 discretionary contribution rate was 4.5% of qualified salaries.

In the event a terminated plan participant desires to sell his or her shares of the Company stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair value.  To the extent that shares of common stock held by the ESOP are not readily traded, a sponsor must reflect the maximum cash obligation related to those securities outside of stockholders' equity.  The Company obtains a quarterly independent appraisal of the shares of stock.  As of December 31, 2020 and 2019, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2020	2019
Shares held by the ESOP	757,262	797,317
Fair value per share	$62.50	$65.00
Maximum cash obligation	$47,329,000	$51,826,000

The Company has a profit-sharing plan with a 401(k) feature, which provides for discretionary annual contributions in amounts to be determined by the Board of Directors.  The Company made a 4.50% or $1.27 million contribution to the profit sharing plan for the year ended December 31, 2020. The Company made a 4.50% or $1.08 million contribution to the profit sharing plan for the year ended December 31, 2019. The Company made a 4.50% or $1.05 million contribution to the profit sharing plan for the year ended December 31, 2018. The Company made matching contributions under its 401(k) plan of $0.26 million in 2020, $0.22 million in 2019, and $0.21 million in 2018 and each such amount is included in salaries and employee benefits expense.

The Company provides a deferred compensation program for executive officers.  This program allows executive officers to elect to defer a portion of their salaried compensation for payment by the Company at a subsequent date.  The executive officers can defer up to 30% of their base compensation and up to 100% of any bonus into the deferral plan.  Any amount so deferred is credited to the executive officer’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The executive officer’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferrals and earnings grow tax deferred until withdrawn from the plan.  Earnings credited to the individual’s accounts are recorded as compensation expense when earned.  The deferred compensation liability is recorded in other liabilities and totals $3.31 million and $4.89 million at December 31, 2020 and 2019, respectively.  Expense related to the deferred compensation plan was $(0.02) million for 2020, $0.42 million for 2019 and $0.85 million for 2018 and is included in salaries and employee benefits expense.

The Company also provides a deferred compensation program for its Board of Directors.  Under the plan, each director may elect to defer up to 50% of such director’s cash compensation from retainers and meeting fees for payment by the Company at a subsequent date.  Any amount so deferred is credited to the director’s deferred compensation account and converted to units equivalent in value to the fair market value of a share of stock in Hills Bancorporation.  The “stock units” are book entry only and do not represent an actual purchase of stock.  The director’s account is adjusted each year for dividends paid and the change in the market value of Hills Bancorporation stock.  The deferred compensation liability for the directors’ plan is recorded in other liabilities and totaled $3.78 million and $3.94 million at December 31, 2020 and 2019, respectively.  Expense related to the directors’ deferred compensation plan was $(0.09) million for 2020, $0.28 million for 2019 and $0.43 million for 2018 and is included in other noninterest expense.

The Company has a Stock Option and Incentive Plan for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the plan, the aggregate number of options and shares granted cannot exceed 250,000 shares. A Stock Option Committee may grant options at prices equal to the fair value of the stock at the date of the grant. Options expire 10 years from the date of the grant.  Director options and officers' rights under the plan vest over a five-year period from the date of the grant.

The fair value of each option is estimated as of the date of grant using a Black Scholes option pricing model.  The expected lives of options granted incorporate historical employee exercise behavior.  The risk-free rate for periods that coincide with the expected life of the options is based on the ten year interest rate swap rate as published by the Federal Reserve Bank on the date

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

There were no stock options granted in 2020, 5,805 in 2019 and none in 2018. The weighted-average fair value of options granted in 2019 was $21.31 per share. The intrinsic value of options exercised was $0.00 million, $0.06 million and $0.03 million for 2020, 2019 and 2018, respectively.

A summary of the stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2017	10,220	$33.44	4.45	$342
Granted	—
Exercised	(1,200)
Balance, December 31, 2018	9,020	$33.30	3.41	250
Granted	5,805
Exercised	(1,800)
Balance, December 31, 2019	13,025	$45.92	5.47	248
Granted	—
Exercised	—
Balance, December 31, 2020	13,025	$45.92	4.47	$216

Other pertinent information related to the options outstanding at December 31, 2020 is as follows:

Exercise Price	Number Outstanding	Remaining Contractual Life	Number Exercisable
33.00	7,220	16 months	7,220
62.00	5,805	101 months	—
	13,025		7,220

As of December 31, 2020, the outstanding options have a weighted-average exercise price of $45.92 per share and a weighted average remaining contractual term of 4.47 years. There was $0.09 million in unrecognized compensation cost for stock options granted under the plan as of December 31, 2020. The cost is expected to be recognized over a weighted-average period of 3.40 years. As of December 31, 2020, the vested options totaled 7,220 shares with a weighted-average exercise price of $33.00 per share.

As of December 31, 2020, 231,425 shares were available for stock options and awards under the 2020 Stock Option and Incentive Plan (2020 Plan).  The 2010 Stock Option and Incentive Plan (2010 Plan) was discontinued upon the approval of the 2020 Plan in April 2020. No stock options or stock awards will be issued from the 2010 Plan after April 2020. The Compensation and Incentive Stock Committee is also authorized to grant awards of restricted common stock. A summary of the restricted stock option activity for the year ended December 31, 2020 is as follows:

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020 Stock Option and Incentive Plan		2010 Stock Option and Incentive Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	—		19,853
Authorization of shares	250,000		—
Granted	19,063	$62.26	1,364	$62.26
Forfeited	488	$52.93	4,375	$52.93
Balance, December 31, 2020	231,425		22,864

The Company authorized the issuance of 20,427 shares in 2020, 23,527 shares in 2019, and 24,899 shares in 2018 to certain employees.  The vesting period for these awards is five years and the Bank amortizes the expense on a straight line basis during the vesting period.  The expense relating to these awards for the years ended December 31, 2020, 2019 and 2018 was $0.95 million, $0.96 million and $0.85 million, respectively. 10,800, 7,200 and 15,200 shares of the restricted common stock shares awarded in December 31, 2020, 2019 and 2018, are subject to forfeiture upon termination of the employee's employment with the Company within eight years of the award.

Note 10.Income Taxes

Income taxes for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	2020	2019	2018
	(Amounts In Thousands)
Current:
Federal	$9,124	$8,857	$7,783
State	2,673	2,391	3,093
Deferred:
Federal	(417)	1,068	(1,560)
State	(103)	233	(411)
	$11,277	$12,549	$8,905

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Temporary differences between the amounts reported in the consolidated financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(Amounts In Thousands)
Deferred income tax assets:
Allowance for loan losses	$9,249	$8,423
Deferred compensation	1,619	2,047
Unrealized losses on interest rate swaps	—	586
Accrued expenses	589	716
State net operating loss	1,011	929
Gross deferred tax assets	$12,468	$12,701
Valuation allowance	(1,011)	(929)
Deferred tax asset, net of valuation allowance	$11,457	$11,772
Deferred income tax liabilities:
Property and equipment	1,941	1,955
Unrealized gains on investment securities	2,920	1,056
Goodwill	407	407
Other	101	336
Gross deferred tax liabilities	$5,369	$3,754
Net deferred tax assets	$6,088	$8,018

The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carry-forwards.  The net operating loss carry-forwards are generated by the Company largely from its investment in tax credit real estate properties.  The Company is required to file a separate Iowa tax return and cannot be consolidated with the Bank.  The net operating loss carry-forwards will expire, if not utilized, between 2021 and 2039.  The Company has recorded a valuation allowance to reduce the deferred tax asset attributable to the net operating loss carry-forwards.  At December 31, 2020 and 2019, the Company believes it is more likely than not that the Iowa net operating loss carry-forwards will not be realized. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance increased by $82,000 and $134,000 for the years ended December 31, 2020 and 2019, respectively.

The net change in the deferred income taxes for the years ended December 31, 2020, 2019 and 2018 is reflected in the consolidated financial statements as follows:

	Year Ended December 31,
	2020	2019	2018
	(Amounts In Thousands)
Consolidated statements of income	$(520)	$1,301	$1,971
Consolidated statements of stockholders' equity	2,450	1,550	92
	$1,930	$2,851	$2,063

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense for the years ended December 31, 2020, 2019 and 2018 are less than the amounts computed by applying the maximum effective federal income tax rate to the income before income taxes because of the following items:

	2020		2019		2018
	Amount	% Of Pretax Income	Amount	% Of Pretax Income	Amount	% Of Pretax Income
	(Amounts In Thousands)
Expected tax expense	$10,484	21.0%	$12,152	20.9%	$9,591	21.0%
Tax-exempt interest	(1,219)	(2.4)	(1,201)	(2.1)	(1,122)	(2.5)
Interest expense limitation	79	0.1	109	0.2	87	0.2
State income taxes, net of federal income tax benefit	2,030	4.1	2,073	3.5	2,119	4.6
Income tax credits	(51)	(0.1)	(531)	(0.9)	(1,292)	(2.8)
Other	(46)	(0.1)	(53)	0.1	(478)	(1.0)
	$11,277	22.6%	$12,549	21.7%	$8,905	19.5%

Federal income tax expense for the years ended December 31, 2020, 2019 and 2018 was computed using the consolidated effective federal tax rate.  The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.  The Company files a consolidated tax return for federal purposes and separate tax returns for the State of Iowa purposes.  The tax years ended December 31, 2020, 2019, 2018 and 2017, remain subject to examination by the Internal Revenue Service.  For state tax purposes, the tax years ended December 31, 2020, 2019, 2018 and 2017, remain open for examination.  There were no material unrecognized tax benefits at December 31, 2020 and December 31, 2019.  No interest or penalties on these unrecognized tax benefits has been recorded.  As of December 31, 2020, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the twelve month period ending December 31, 2021.

Note 11.Regulatory Capital Requirements, Restrictions on Subsidiary Dividends and Cash Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial results.  Under capital adequacy guidelines and the regulatory frameworks for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of capital. Under the BASEL III rules, the minimum capital ratios are 4% for Tier 1 Leverage Capital Ratio, 4.5% for the Common Equity Tier 1 Capital Ratio, 6% for the Tier 1 Risk-Based Capital Ratio and 8% for the Total Risk-Based Capital Ratio. A capital conservation buffer of 2.5% of risk-weighted assets was completely phased in beginning January 1, 2019. As of March 31, 2020, the Bank elected to use the Community Bank Leverage Ratio (CBLR) framework as provided for in the Economic Growth, Regulatory Relief and Consumer Protection Act. Under the CBLR framework, the Bank is required to maintain a CBLR of greater than 9%. The Coronavirus Aid, Relief and Economic Security ("CARES") Act reduced the minimum ratio to 8% beginning in the 2nd quarter of 2020 through December 31, 2020, increasing to 8.5% for 2021 and returning to 9% beginning January 1, 2022. Management believes that, as of December 31, 2020 and 2019, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2020 and 2019, the most recent notifications from the Federal Reserve System categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the table that follows.  There are no conditions or events since that notification that management believes have changed the Bank's category.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual amounts and capital ratios as of December 31, 2020 and 2019, with the minimum regulatory requirements for the Company and Bank are presented below (amounts in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Ratio
As of December 31, 2020:
Company:
Community Bank Leverage Ratio	$452,123	11.91%	8.00%
Bank:
Community Bank Leverage Ratio	453,073	11.94	8.00

	Actual		For Capital Adequacy Purposes	To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Ratio	Ratio
As of December 31, 2019:
Company:
Total risk-based capital	$454,452	18.15%	8.00%	10.00%
Tier 1 risk-based capital	423,122	16.90	6.00	8.00
Tier 1 common equity	423,122	16.90	4.50	6.50
Leverage ratio	423,122	12.77	4.00	5.00
Bank:
Total risk-based capital	455,440	18.20	8.00	10.00
Tier 1 risk-based capital	424,127	16.95	6.00	8.00
Tier 1 common equity	424,127	16.95	4.50	6.50
Leverage ratio	424,127	12.81	4.00	5.00

The ability of the Company to pay dividends to its stockholders is dependent upon dividends paid by the Bank.  The Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends.  To maintain acceptable capital ratios in the Bank, certain of its retained earnings are not available for the payment of dividends.  To maintain a ratio of capital to assets of 8.00%, retained earnings of $243.57 million as of December 31, 2020 are available for the payment of dividends to the Company.

The Bank is required to maintain reserve balances in cash or with the Federal Reserve Bank.  Reserve balances totaled $541.05 million and $221.18 million as of December 31, 2020 and 2019, respectively.

Note 12.Related Party Transactions

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Amounts In Thousands)
Balance, beginning	$55,717	$51,216
Net increase (decrease) due to change in related parties	—	2,481
Advances	14,406	17,243
Collections	(16,070)	(15,223)
Balance, ending	$54,053	$55,717

Deposits from these related parties totaled $13.18 million and $11.16 million as of December 31, 2020 and 2019, respectively.  Deposits from related parties are accepted subject to the same interest rates and terms as those from nonrelated parties.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.     Fair Value Measurements

The carrying value and estimated fair values of the Company’s financial instruments as of December 31, 2020 are as follows:

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)
	(Amounts In Thousands)
Financial instrument assets:
Cash and cash equivalents	$574,310	$574,310	$574,310	$—	$—
Investment securities	416,544	416,544	148,646	267,898	—
Loans held for sale	43,947	43,947	—	43,947	—
Loans
Agricultural	92,334	92,922	—	—	92,922
Commercial and financial	281,357	282,015	—	—	282,015
Real estate:
Construction, 1 to 4 family residential	70,210	70,432	—	—	70,432
Construction, land development and commercial	110,501	110,039	—	—	110,039
Mortgage, farmland	242,969	242,978	—	—	242,978
Mortgage, 1 to 4 family first liens	882,156	890,409	—	—	890,409
Mortgage, 1 to 4 family junior liens	126,336	124,945	—	—	124,945
Mortgage, multi-family	369,552	370,538	—	—	370,538
Mortgage, commercial	412,186	413,409	—	—	413,409
Loans to individuals	30,573	31,164	—	—	31,164
Obligations of state and political subdivisions	55,838	59,300	—	—	59,300
Accrued interest receivable	12,177	12,177	—	12,177	—
Total financial instrument assets	$3,720,990	$3,735,129	$722,956	$324,022	$2,688,151
Financial instrument liabilities:
Deposits
Noninterest-bearing deposits	$532,190	$532,190	$—	$532,190	$—
Interest-bearing deposits	2,660,378	2,673,815	—	2,673,815	—
Federal Home Loan Bank borrowings	105,000	115,259	—	115,259	—
Interest rate swaps	—	—	—	—	—
Accrued interest payable	1,733	1,733	—	1,733	—
Total financial instrument liabilities	$3,299,301	$3,322,997	$—	$3,322,997	$—
	Face Amount
Financial instrument with off-balance sheet risk:
Loan commitments	$483,602	$—	$—	$—	$—
Letters of credit	8,056	—	—	—	—
Total financial instrument liabilities with off-balance-sheet risk	$491,658	$—	$—	$—	$—

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

The pricing for investment securities is obtained from an independent source.  There are no Level 3 investment securities owned by the Company.  The Company obtains an understanding of the independent source’s valuation methodologies used to determine fair value by level of security. The Company validates assigned fair values on a sample basis using an additional third-party provider pricing service to determine if the fair value measurement is reasonable.  Due to the nature of our investment portfolio, we do not expect significant and unusual fluctuations as fair value changes primarily relate to interest rate changes.   No unusual fluctuations were identified during the year ended December 31, 2020.   If a fluctuation requiring investigation was identified, the Company would research the change with the independent source or other available information.

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

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below represents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$148,646	$—	$—	$148,646
State and political subdivisions	—	224,566	—	224,566
Other securities (FHLB, FHLMC and FNMA)	—	35,160	—	35,160
Derivative Financial Instruments
Interest rate swaps	—	—	—	—
Total	$148,646	$259,726	$—	$408,372

	December 31, 2019
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value
Securities available for sale	(Amounts in Thousands)
U.S. Treasury	$128,585	$—	$—	$128,585
State and political subdivisions	—	211,489	—	211,489
Other securities (FHLB, FHLMC and FNMA)	—	15,229	—	15,229
Derivative Financial Instruments
Interest rate swaps	—	(2,349)	—	(2,349)
Total	$128,585	$224,369	$—	$352,954

(1)Considered Level 1 under ASC 820.
(2)Considered Level 2 under ASC 820.
(3)Considered Level 3 under ASC 820 and are based on valuation models that use significant assumptions that are not observable in an active market.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2020 and 2019.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at December 31, 2020 and 2019, the following tables provide the level of valuation assumptions used to determine the adjustment and the carrying value of the related individual assets at year end.

	December 31, 2020				Year Ended December 31, 2020
	Readily Available Market Prices(1)	Observable Market Prices(2)	Company Determined Market Prices(3)	Total at Fair Value	Total Losses
	(Amounts in Thousands)
Loans (4)
Agricultural	$—	$—	$1,081	$1,081	$—
Commercial and financial	—	—	1,692	1,692	385
Real Estate:
Construction, 1 to 4 family residential	—	—	414	414	—
Construction, land development and commercial	—	—	315	315	—
Mortgage, farmland	—	—	1,718	1,718	—
Mortgage, 1 to 4 family first liens	—	—	5,906	5,906	252
Mortgage, 1 to 4 family junior liens	—	—	176	176	19
Mortgage, multi-family	—	—	1,773	1,773	—
Mortgage, commercial	—	—	5,082	5,082	250
Loans to individuals	—	—	—	—	—
Foreclosed assets (5)	—	—	—	—	—
Total	$—	$—	$18,157	$18,157	$906

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

Note 14.Parent Company Only Financial Information

Following is condensed financial information of the Company (parent company only):

CONDENSED BALANCE SHEETS
December 31, 2020 and 2019
(Amounts In Thousands)

ASSETS	2020	2019
Cash and cash equivalents at subsidiary bank	$1,100	$5,114
Investment in subsidiary bank	464,355	428,042
Other assets	1,846	1,331
Total assets	$467,301	$434,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$3,896	$7,450
Redeemable common stock held by ESOP	47,329	51,826
Stockholders' equity:
Capital stock	60,233	55,943
Retained earnings	439,831	409,509
Accumulated other comprehensive gain	8,782	1,415
Treasury stock at cost	(45,441)	(39,830)
	463,405	427,037
Less maximum cash obligation related to ESOP shares	47,329	51,826
Total stockholders' equity	416,076	375,211
Total liabilities and stockholders' equity	$467,301	$434,487

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2020, 2019 and 2018
(Amounts In Thousands)

	2020	2019	2018
Dividends received from subsidiary	$14,822	$7,657	$11,502
Other expenses	(362)	(708)	(786)
Income before income tax benefit and equity in undistributed income of subsidiary	14,460	6,949	10,716
Income tax benefit	173	271	273
	14,633	7,220	10,989
Equity in undistributed income of subsidiary	24,014	38,098	25,778
Net income	$38,647	$45,318	$36,767

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018
(Amounts In Thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$38,647	$45,318	$36,767
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed income of subsidiary	(24,014)	(38,098)	(25,778)
Share-based compensation	25	14	—
Compensation expensed through issuance of common stock	1,272	1,133	1,466
Forfeiture of common stock	(257)	(262)	(152)
(Increase) decrease in other assets	(515)	(100)	162
(Decrease) increase in other liabilities	(3,554)	1,036	574
Net cash and cash equivalents provided by operating activities	11,604	9,041	13,039
Cash flows from financing activities:
Issuance of common stock, net of costs	5,844	5,026	4,713
Stock options exercised	—	62	41
Purchase of treasury stock	(8,550)	(5,534)	(6,784)
Proceeds from the issuance of common stock through the employee stock purchase plan	413	434	421
Capital contribution to subsidiary	(5,000)	—	(4,700)
Dividends paid	(8,325)	(7,657)	(7,003)
Net cash and cash equivalents used by financing activities	(15,618)	(7,669)	(13,312)
(Decrease) increase in cash and cash equivalents	(4,014)	1,372	(273)
Cash and cash equivalents:
Beginning of year	5,114	3,742	4,015
Ending of year	$1,100	$5,114	$3,742

Note 15.Commitments and Contingencies

Concentrations of credit risk:  The Bank’s loans, commitments to extend credit, unused lines of credit and outstanding letters of credit have been granted to customers within the Bank's market area.  Investments in securities issued by state and political subdivisions within the state of Iowa totaled approximately $91.33 million.  The concentrations of credit by type of loan are set forth in Note 3 to the Consolidated Financial Statements.  Outstanding letters of credit were granted primarily to commercial borrowers.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in Johnson, Linn and Washington Counties, Iowa.

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

The spread of the outbreak has caused significant disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could also potentially create widespread business continuity issues for the Company. The Company’s business is dependent upon the willingness and ability of its employees and

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. See Note 3 for further discussion regarding the financial impact of COVID-19.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, credit card participations and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Bank’s commitments at December 31, 2020 and 2019 is as follows:

	2020	2019
	(Amounts In Thousands)
Firm loan commitments and unused portion of lines of credit:
Home equity loans	$69,974	$65,203
Credit cards	60,535	57,421
Commercial, real estate and home construction	118,186	94,490
Commercial lines and real estate purchase loans	234,907	207,051
Outstanding letters of credit	8,056	8,569

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2020 and 2019, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease commitments: The Company leases certain facilities under operating leases.  The minimum future rental commitments as of December 31, 2020 for all non-cancelable leases relating to Bank premises were as follows:

Year ending December 31:	(Amounts In Thousands)
2021	$375
2022	319
2023	316
2024	82
2025	1
Thereafter	4
$1,097

Rent expense was $0.38 million, $0.40 million and $0.36 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 16.Quarterly Results of Operations (unaudited, amounts in thousands, except per share amounts)

	Quarter Ended
	March	June	September	December	Year
2020
Interest income	$32,452	$32,246	$31,675	$32,156	$128,529
Interest expense	7,862	6,645	6,465	5,980	26,952
Net interest income	$24,590	$25,601	$25,210	$26,176	$101,577
Provision for loan losses	4,649	8	(157)	(142)	4,358
Other income	6,167	6,531	7,510	8,128	28,336
Other expense	17,227	16,872	18,055	23,477	75,631
Income before income taxes	$8,881	$15,252	$14,822	$10,969	$49,924
Income taxes	1,806	3,541	3,392	2,538	11,277
Net income	$7,075	$11,711	$11,430	$8,431	$38,647
Basic earnings per share	$0.75	$1.25	$1.22	$0.90	$4.12
Diluted earnings per share	0.75	1.25	1.22	0.90	4.12
2019
Interest income	$31,847	$33,236	$33,969	$33,280	$132,332
Interest expense	8,074	8,848	9,274	8,677	34,873
Net interest income	$23,773	$24,388	$24,695	$24,603	$97,459
Provision for loan losses	(1,246)	(540)	144	(1,238)	(2,880)
Other income	5,250	5,851	6,638	7,053	24,792
Other expense	16,049	16,360	16,604	18,251	67,264
Income before income taxes	$14,220	$14,419	$14,585	$14,643	$57,867
Income taxes	3,017	3,199	3,303	3,030	12,549
Net income	$11,203	$11,220	$11,282	$11,613	$45,318
Basic earnings per share	$1.20	$1.20	$1.21	$1.24	$4.85
Diluted earnings per share	1.20	1.20	1.21	1.24	4.85

Note 17.Derivative Financial Instruments

In the normal course of business, the Bank may use derivative financial instruments to manage its interest rate risk.  These instruments carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value.  The Bank’s

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.  The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties.  The Bank is exposed to credit risk in the event of nonperformance by counterparties to financial instruments.  The Bank minimizes this risk by entering into derivative contracts with large, stable financial institutions.  The Bank has not experienced any losses from nonperformance by counterparties.  The Bank monitors counterparty risk in accordance with the provisions of ASC 815.  In addition, the Bank’s interest rate-related derivative instruments contain language outlining collateral pledging requirements for each counterparty.  Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. The Bank determined to terminate one interest rate swap in December 2020 and the other matured in November 2020, therefore the Bank was required to pledge no collateral as of December 31, 2020.

Cash Flow Hedges:

The Bank executed two forward-starting interest rate swap transactions on November 7, 2013.  One of the interest rate swap transactions had an effective date of November 9, 2015, and an expiration date of November 9, 2020, effectively converting $25.00 million of variable rate debt to fixed rate debt.  The other interest rate swap transaction had an effective date of November 7, 2016 and an expiration date of November 7, 2023, effectively converting $25.00 million of variable rate debt to fixed rate debt. For accounting purposes, these swap transactions are designated as a cash flow hedge of the changes in cash flows attributable to changes in three-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on an amount of the Bank’s debt principal equal to the then-outstanding swap notional amount.  At inception, the Bank asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. The Bank determined to terminate the remaining interest rate swap in December 2020 and in connection with the termination paid $2.684 million to the counterparty. The losses realized on the interest rate swap were reclassified into the income statement from other comprehensive income. In connection with the termination of the swap, the related FHLB borrowing was paid off as described in Note 7.

The table below identifies the balance sheet category and fair values of the Bank’s derivative instruments designated as cash flow hedges as of December 31, 2020 and 2019:

	Notional Amount	Fair Value	Balance Sheet Category	Maturity
	(Amounts in Thousands)
December 31, 2020
Interest rate swap	$—	$—	Other Liabilities
Interest rate swap	—	—	Other Liabilities

December 31, 2019
Interest rate swap	$25,000	$(279)	Other Liabilities	11/9/2020
Interest rate swap	25,000	(2,070)	Other Liabilities	11/7/2023

HILLS BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below identifies the gains and losses recognized on the Bank’s derivative instruments designated as cash flow hedges for the years ended December 31, 2020 and 2019:

	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
	(Amounts in Thousands)
December 31, 2020
Interest rate swap	$209	Interest Expense	$—	Other Income	$—
Interest rate swap	(438)	Interest Expense	(1,992)	Other Income	—

December 31, 2019
Interest rate swap	$(119)	Interest Expense	$—	Other Income	$—
Interest rate swap	(446)	Interest Expense	—	Other Income	—

Note 18.Subsequent Events

The Company is currently finalizing the CECL model and upon adoption of ASU 2016-13 (CECL) in the first quarter of 2021 anticipates an increase to the allowance for credit losses for loans of approximately $2 to $4 million and an unfunded commitment liability of approximately $3 to $4 million. See Note 1 for further discussion.

Subsequent events have been evaluated through March 5, 2021.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (with the assistance of an outside consultant retained to aid the Company's Chief Executive Officer in temporarily fulfilling the responsibilities of Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2020.  Management’s assessment is based on the criteria described in “Internal Control – Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting as of December 31, 2020.  Reference is made to the Report of Independent Registered Public Accounting Firm included in this Annual Report.

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

The information required by Item 10 of Part III is presented under the items entitled “Information Concerning Nominees for Election as Directors,” "Information Concerning Directors other than Nominees," "Corporate Governance and Board of Directors," and “Delinquent Section 16(a) Reports” in the Company’s Definitive Proxy Statement dated March 19, 2021 for the Annual Meeting of Stockholders on April 19, 2021.  Such information is incorporated herein by reference.

The Company has a Code of Ethics in place covering its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to:

Jason Weeks
Interim Treasurer
Hills Bancorporation
131 Main Street
PO Box 160
Hills, Iowa  52235

Information about our Executive Officers is incorporated into this section by reference to Part I, Item 1 of this Form 10-K.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is presented under the items entitled  “Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation Paid to the Named Executive Officers,” “Compensation and Incentive Stock Committee Interlocks and Insider Participation,” "Schedule of Director Fees," "Director Compensation Table," and “Compensation and Incentive Stock Committee Report”  in the Company’s Definitive Proxy Statement dated March 19, 2021 for the Annual Meeting of Stockholders on April 19, 2021. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is presented under the item entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Definitive Proxy Statement dated March 19, 2021 for the Annual Meeting of Stockholders on April 19, 2021.  Such information is incorporated herein by reference.

The following table sets forth information regarding the Company’s equity compensation plan as of December 31, 2020, all of which relates to stock options issued under stock option plans approved by stockholders of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,025	$45.92	231,425
Equity compensation plans not approved by security holders	—	—	—
Total	13,025	$45.92	231,425

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Part III is presented under the items entitled “Corporate Governance and the Boards of Directors,” and “Compensation and Incentive Stock Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement dated March 19, 2021 for the Annual Meeting of Stockholders on April 19, 2021. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained in the Company’s Definitive Proxy Statement dated March 19, 2021 for the Annual Meeting of Shareholders on April 19, 2021, under the heading “Audit Committee,” which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

Form 10-K
(a)	1	Financial Statements	Reference

		Independent registered public accounting firm's report on the financial statements	Page 59-62

		Consolidated balance sheets as of December 31, 2020 and 2019	Page 63

		Consolidated statements of income for the years ended December 31, 2020, 2019, and 2018	Page 64

		Consolidated statements of comprehensive income for the years ended December 31, 2020, 2019, and 2018	Page 65

		Consolidated statements of stockholders' equity for the years ended December 31, 2020, 2019, and 2018	Page 66

		Consolidated statements of cash flows for the years ended December 31, 2020, 2019, and 2018	Page 67

		Notes to consolidated financial statements	Page 69

	2	Financial Statements Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	3	Exhibits

	3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q Filed with the Commission on May 6, 2015.

	3.2	Amended and Restated ByLaws filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 2019 filed with the Commission on May 6, 2019 is incorporated by reference.

	4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the Commission on March 6, 2020.

	10.1	1995 Deferred Compensation Plans filed as Exhibit 10(c) in Form 10-K for the year ended December 31, 1995 is incorporated by reference.

	10.2	2010 Stock Option and Incentive Plan filed on Form S-8 dated June 29, 2012 is incorporated by reference.

10.3	2020 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 4, 2020.

10.4	Form of Stock Option Grant Agreement under the Stock Option and Incentive Plan filed as Exhibit 10.3 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.5	Form of Restricted Stock 5 Year Agreement under the 2010 Stock Option and Incentive Plan filed as Exhibit 10.4 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

10.6	Form of Restricted Stock 8 Year Agreement under the 2010 Stock Option and Incentive Plan filed as Exhibit 10.5 in Form 10-K for the year ended December 31, 2018 is incorporated by reference.

11	Statement Regarding Computation of Basic and Diluted Earnings Per Share. (Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant is attached on Page 125.

23.1	Consent of Independent Registered Public Accounting Firm is attached on Page 126. BKD LLP

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 on Pages 127.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 on Page 128.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DED	XBRL Taxonomy Extension Definitions Linkbase Document
(1) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLS BANCORPORATION
Date:	March 5, 2021	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President, Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 5, 2021	By: /s/Dwight O. Seegmiller
Dwight O. Seegmiller, Director, President, Chief Executive Officer and Acting Chief Financial Officer

Date:	March 5, 2021	By: /s/Jason S. Weeks
Jason S. Weeks, Interim Treasurer and Interim Principal Accounting Officer

Date:	March 5, 2021	By: /s/Michael S. Donovan
Michael S. Donovan, Director

Date:	March 5, 2021	By: /s/Kirsten H. Frey
Kirsten H. Frey, Director

Date:	March 5, 2021	By: /s/Michael E. Hodge
Michael E. Hodge, Director

Date:	March 5, 2021	By: /s/Emily A. Hughes
Emily A. Hughes, Director

Date:	March 5, 2021	By: /s/Theodore H. Pacha
Theodore H. Pacha, Director

Date:	March 5, 2021	By: /s/Casey L. Peck
Casey L. Peck, Director

Date:	March 5, 2021	By: /s/John W. Phelan
John W. Phelan, Director

Date:	March 5, 2021	By: /s/Ann M. Rhodes
Ann M. Rhodes, Director

Date:	March 5, 2021	By: /s/James C. Schmitt
James C. Schmitt, Director

Date:	March 5, 2021	By: /s/Thomas R. Wiele
Thomas R. Wiele, Director

Date:	March 5, 2021	By: /s/Sheldon E. Yoder
Sheldon E. Yoder, Director

HILLS BANCORPORATION
ANNUAL REPORT OF FORM 10-K FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2020

		Page Number
		In The Sequential
Exhibit		Numbering System
Number	Description	For 2020 Form 10-K

11	Statement Re Computation of Basic and Diluted Earnings Per Share
	(Note: Statement included in Note 1 under Item 8 of Part II above)

21	Subsidiary of the Registrant	125

23.1	Consent of Independent Registered Public Accounting Firm, BKD LLP	126

31.1	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002	127

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	128